Form 10-K
period 2006-12-31
People's United Financial, Inc.
filed 2007-04-13
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

People’s United Financial, Inc.

(Exact name of registrant as specified in its charter)

001-33326

(Commission File Number)

Delaware	20-8447891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Main Street

Bridgeport, Connecticut 06604

(Address of principal executive offices, including zip code)

(203) 338-7171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT SET FORTH IN THAT INSTRUCTION.

No shares of the registrant’s common equity were owned by non-affiliates as of June 30, 2006. One hundred shares of the registrant’s common stock were outstanding immediately prior to the filing of this Form 10-K, all of which were owned by People’s Bank.

PEOPLE’S UNIT ED FINANCIAL, INC.

2006 FORM 10-K

Pa rt I

Item 1.	Busine ss

General

People’s United Financial, Inc. is a newly-formed Delaware corporation. People’s United Financial, Inc. was formed for the purpose of effectuating the conversion of People’s Bank and People’s Mutual Holdings from the mutual holding company structure to the stock holding company structure. In connection with those transactions, People’s United Financial, Inc. registered shares of its common stock with the Securities and Exchange Commission and will be selling shares of its common stock to new stockholders and issuing shares of its common stock to existing stockholders of People’s Bank in exchange for their shares of People’s Bank common stock. People’s United Financial, Inc. currently does not have significant assets, but as a result of the conversion and offering, it will become the savings and loan holding company of People’s Bank.

People’s United Financial, Inc. has not engaged in any business to date; accordingly there are no financial statements for People’s United Financial, Inc. at this time. Upon completion of the conversion, People’s Bank will be wholly-owned by People’s United Financial, Inc. As a result, the business of People’s United Financial, Inc. following completion of the conversion will be substantially identical to the business of People’s Bank prior to the conversion. The following discussion and much of the other information appearing in this Form 10-K therefore describes the business of People’s Bank for all periods prior to the conversion.

People’s Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $10.7 billion in total assets as of December 31, 2006. People’s Bank was organized in 1842 as a mutual savings bank and converted to stock form in 1988. In August 2006, People’s Bank converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank.

People’s Bank offers a full range of financial services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within the state of Connecticut and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s Bank provides specialized services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its subsidiaries, People’s Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc.; equipment financing through People’s Capital and Leasing Corp. and other insurance services through R.C. Knox and Company, Inc.

This full range of financial services is delivered through a network of 77 traditional branches, 74 supermarket branches, seven limited-service branches, 23 investment and brokerage offices (22 of which are located within branch offices), five wealth management and trust offices, eight People’s Capital and Leasing offices, seven commercial banking offices and over 250 ATMs. People’s Bank’s distribution network also includes fully integrated online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

People’s Bank’s operations are divided into two primary business segments that represent its core businesses, Commercial Banking and Consumer Financial Services. Commercial Banking consists principally of commercial and industrial lending, commercial real estate finance lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing, cash management, correspondent banking and municipal banking. Consumer Financial Services includes, as its principal business lines, consumer deposit gathering activities, residential mortgage lending and home equity and other consumer lending. In addition to trust services, this segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities and other insurance services provided through R.C. Knox. In addition, Treasury is responsible for managing People’s Bank’s securities portfolio, short-term investments and wholesale funding activities.

Further discussion of People’s Bank’s business and operations appears on pages 18 through 100.

Supervision and Regulation

General

People’s Bank has been a federally chartered savings bank since August 18, 2006 when it converted from a Connecticut chartered savings bank. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. Under its charter, People’s Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision as its chartering agency, and by the Federal Deposit Insurance Corporation as the deposit insurer. Following completion of the conversion, People’s United Financial, Inc. will be a unitary savings and loan holding company regulated, examined and supervised by the Office of Thrift Supervision. Both People’s United Financial, Inc. and People’s Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approval from the Office of Thrift Supervision prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Office of Thrift Supervision will conduct periodic examinations to assess People’s United Financial, Inc.’s and People’s Bank’s compliance with various regulatory requirements. The Office of Thrift Supervision has primary enforcement responsibility over federally chartered savings banks and savings and loan holding companies and has substantial discretion to impose enforcement action on a savings bank or holding company that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or through legislation, could have a material adverse impact on People’s Bank and its operations and stockholders.

Federally Chartered Savings Bank Regulation

Activity Powers. People’s Bank derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision thereunder. Under these laws and regulations, federal savings banks, including People’s Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

People’s Bank may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for People’s Bank, including certain real estate equity investments and securities and insurance brokerage activities. People’s Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the Home Owners’ Loan Act); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. The Office of Thrift Supervision granted People’s Bank a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary.

Capital Requirements. The Office of Thrift Supervision capital regulations require federally chartered savings banks to meet three minimum capital ratios:

•	Tangible Capital Ratio - A 1.5% tangible capital ratio, calculated as tangible capital to adjusted total assets.

•

Leverage (Core) Capital Ratio - A 4% leverage (core) capital ratio, calculated as core capital to adjusted total assets. The minimum leverage (core) capital ratio is reduced to 3% if the savings bank received the highest rating on its most recent safety and soundness examination.

•

Risk-Based Capital Ratio - An 8% total risk-based capital ratio, calculated as total capital to risk-weighted assets. For purposes of this calculation, total capital includes core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s Bank’s risk profile. At December 31, 2006, People’s Bank exceeded each of its capital requirements. See “Capital” on pages 90 through 92 for a further discussion regarding People’s Bank’s capital requirements.

The Federal Deposit Insurance Corporation Improvement Act requires that the Office of Thrift Supervision and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration risk and the risks of non-traditional activities. The Office of Thrift Supervision monitors the interest rate risk of individual institutions through the Office of Thrift Supervision requirements for interest rate risk management, the ability of the Office of Thrift Supervision to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

The Office of Thrift Supervision continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value. Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The Office of Thrift Supervision has also used this net portfolio value analysis as part of its evaluation of certain applications or notices submitted by savings banks. The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding net portfolio value analysis. The Office of Thrift Supervision has not imposed any such requirements on People’s Bank.

Safety and Soundness Standards Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the Office of Thrift Supervision, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the Office of Thrift Supervision adopted regulations to require a savings bank that is given notice by the Office of Thrift Supervision that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the Office of Thrift Supervision. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Office of Thrift Supervision may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act. If a savings bank fails to comply with such an order, the Office of Thrift Supervision may seek to enforce the order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators, including the Office of Thrift Supervision, are required to take certain and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which the Federal Deposit Insurance Corporation Improvement Act created: “well-capitalized,” “adequately capitalized,”

“undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The Office of Thrift Supervision is required to monitor closely the condition of an undercapitalized savings bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice or is deemed to have notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and

•

the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with a capital restoration plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under Office of Thrift Supervision regulations, generally, a federal savings bank is treated as well-capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the Office of Thrift Supervision to meet a specific capital level. As of December 31, 2006, People’s Bank’s regulatory capital ratios exceeded the Office of Thrift Supervision’s numeric criteria for classification as a “well-capitalized” institution.

Insurance Activities. People’s Bank is generally permitted to engage in certain insurance and annuity activities through its subsidiaries. However, federal banking laws prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity from an entity affiliated with the depository institution or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. Applicable regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

Federal banking agencies, including the Office of Thrift Supervision, also require depository institutions that offer non-deposit investment products, such as certain annuity and related insurance products, to disclose to the consumer that the products are not federally insured, are not guaranteed by the institution and are subject to investment risk including possible loss of principal. These disclosure requirements apply if the institution offers the non-deposit investment products directly or through affiliates or subsidiaries.

Deposit Insurance. The Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. People’s Bank is a member of the Deposit Insurance Fund and pays its deposit insurance assessments to the Deposit Insurance Fund.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Deposit Insurance Corporation established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the Federal Deposit Insurance Corporation established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The Federal Deposit Insurance Corporation allows the use of credits for assessments previously paid, and People’s Bank believes that it has credits that will offset certain assessments.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of People’s Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of People’s Bank People’s Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as adopted by the Director of the Office of Thrift Supervision. Office of Thrift Supervision regulations regarding transactions with affiliates and insider transactions generally conform to Regulation W and Regulation O, respectively, issued by the Federal Reserve Board. Affiliated transactions provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers of People’s Bank.

In addition, Section 11 of the Home Owners’ Loan Act prohibits a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and prohibits a savings bank from purchasing or investing in securities issued by an affiliate that is not a subsidiary. Office of Thrift Supervision regulations also include certain specific exemptions from these prohibitions. The Federal Reserve Board and the Office of Thrift Supervision require each depository institution that is subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act to implement policies and procedures to ensure compliance with Regulation W and the Office of Thrift Supervision regulations regarding transactions with affiliates.

In addition to the insider transaction limitations of Sections 22(g) and 22(h) of the Federal Reserve Act, Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgage loans advanced by an insured depository institution, such as People’s Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Privacy Standards. People’s Bank is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require People’s Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, People’s Bank is required to provide its customers with the ability to “opt-out” of having People’s Bank share their non-public personal information with unaffiliated third parties before the bank can disclose such information, subject to certain exceptions.

In addition to certain state laws governing protection of customer information, People’s Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by the Office of Thrift Supervision regulations, any federally chartered savings bank, including People’s Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Current Community Reinvestment Act regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. People’s Bank has received an “outstanding” rating in its most recent Community Reinvestment Act examination performed by the Federal Deposit Insurance Corporation and the Connecticut Department of Banking in 2006. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the Community Reinvestment Act. People’s Bank has no such agreements in place at this time.

Loans to One Borrower. Under the Home Owners’ Loan Act, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. People’s Bank is in compliance with applicable loans to one borrower limitations.

Nontraditional Mortgage Products. The federal banking agencies recently published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. A significant portion of People’s Bank’s adjustable-rate residential mortgage loans are alternative mortgage loans.

Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have (1) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (2) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (3) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

People’s Bank is required to and intends to comply with the guidance as it is interpreted and applied by the Office of Thrift Supervision.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires federal savings banks to meet a Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. The Office of Thrift Supervision letter dated July 3, 2006 approving, among other things, People’s Bank’s conversion from a Connecticut savings bank to a federal savings bank granted the bank an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter.

A savings bank that fails the Qualified Thrift Lender test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the Qualified Thrift Lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Limitation on Capital Distributions The Office of Thrift Supervision regulations impose limitations upon certain capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash out merger and other distributions charged against capital.

The Office of Thrift Supervision regulates all capital distributions by People’s Bank directly or indirectly to its shareholders, including dividend payments. As the subsidiary of a savings and loan holding company, People’s Bank currently must file a notice with the Office of Thrift Supervision at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then People’s Bank must file an application to receive the approval of the Office of Thrift Supervision for a proposed capital distribution.

People’s Bank may not pay dividends to its shareholders if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the Office of Thrift Supervision notified People’s Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

Liquidity. People’s Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with Office of Thrift Supervision regulations.

Assessments. The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: (1) the size of the institution on which the basic assessment is based; (2) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (3) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

The Office of Thrift Supervision also assesses fees against savings and loan holding companies, such as People’s Mutual Holdings. The Office of Thrift Supervision semi-annual assessment for savings and loan holding companies includes a $3,000 base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Branching. Under Office of Thrift Supervision branching regulations, People’s Bank is generally authorized to open branches within or beyond the State of Connecticut if People’s Bank (1) continues to meet the requirements of a “highly-rated” federal savings bank, and (2) publishes public notice at least 35 days before opening a branch and no one opposes the branch. If a comment in opposition to a branch opening is filed and the Office of Thrift Supervision determines the comment to be relevant to the approval process standards, and to require action in response, the Office of Thrift Supervision may, among other things, require a branch application or elect to hold a meeting with People’s Bank and the person who submitted the comment. Office of Thrift Supervision authority preempts any state law purporting to regulate branching by federal savings banks.

Anti-Money Laundering and Customer Identification. People’s Bank is subject to Office of Thrift Supervision and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including savings banks like People’s Bank.

The USA PATRIOT Act and the related Office of Thrift Supervision regulations impose the following requirements with respect to financial institutions:

•	establishment of anti-money laundering programs, including adoption of written procedures, designation of a compliance officer and auditing of the program;

•

establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

•	prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks; and

•	requirements that bank regulators consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Federal Home Loan Bank System. People’s Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Bank provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All long-term advances are required to provide funds for residential home financing. The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances. People’s Bank, as a member of the Federal Home Loan Bank of Boston, is currently required to purchase and hold shares of capital stock in the Federal Home Loan Bank of Boston in amount equal to 0.35% of People’s Bank Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. People’s Bank is in compliance with these requirements.

Federal Reserve System. Federal Reserve Board regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction accounts between $7.8 million and $48.3 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances is exempt from the reserve requirements. People’s Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce People’s Bank’s interest-earning assets.

Federal Holding Company Regulation

Upon completion of the conversion, People’s United Financial, Inc. will become a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, People’s United Financial, Inc. will be registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulation, examination, supervision and reporting requirements. In addition, the Office of Thrift Supervision will have enforcement authority over People’s United Financial, Inc. and its savings bank subsidiary. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Activities Restrictions Applicable to Savings and Loan Holding Companies. Under the Gramm-Leach-Bliley Act, the activities of all unitary savings and loan holding companies formed after May 4, 1999, such as People’s United Financial Inc., must be financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act. Accordingly, People’s United Financial’s activities will be restricted to:

•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•

any other activity (1) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (2) that multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•

purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

•	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities that are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the United States; and

•	portfolio investments made by an insurance company.

In addition, People’s United Financial, Inc. cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including People’s United Financial, Inc., directly or indirectly, from acquiring:

•	control (as defined under the Home Owners’ Loan Act) of another savings bank (or a holding company parent) without prior Office of Thrift Supervision approval;

•

through merger, consolidation or purchase of assets, another savings bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution or holding company without prior Office of Thrift Supervision approval; or

•

control of any depository institution not insured by the Federal Deposit Insurance Corporation (except through a merger with and into the holding company’s savings bank subsidiary that is approved by the Office of Thrift Supervision).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its federal savings bank subsidiary is located, except:

•	in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation;

•	if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•

if the laws of the state in which the target savings association is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state chartered association.

The Home Owners’ Loan Act prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings bank or holding company thereof without prior written approval of the Office of Thrift Supervision; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

Federal Securities Law

People’s Bank’s securities are currently registered with the Office of Thrift Supervision under the Securities Exchange Act of 1934, as amended. People’s Bank’s securities will cease being so registered following the conversion. People’s United Financial Inc.’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. People’s Bank has been, and People’s United Financial, Inc. is, subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

Delaware Corporation Law

People’s United Financial, Inc. is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the state of Delaware. The rights of People’s United Financial Inc.’s stockholders are governed by the Delaware General Corporation Law.

Market Area and Competition

People’s Bank’s primary market area is the state of Connecticut. However, substantially all of the equipment financing activities of People’s Capital and Leasing involve customers outside of Connecticut. People’s Capital and Leasing provides equipment financing for customers in 45 states. In addition, People’s Bank also participates in certain loans that aggregate $20 million or more and are shared by three or more supervised financial institutions. These loans are generally referred to as “shared national credits.” Approximately 88% of the shared national credits portfolio is to borrowers located outside of Connecticut as of December 31, 2006. People’s Bank competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions, and a variety of other institutional lenders and securities firms.

Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.5 million and a median household income of $66,018 as of June 30, 2006, ranking second in the United States and well above the U.S. median household income of $51,546, according to estimates from SNL Securities. The southern Connecticut market includes Fairfield, Middlesex, New Haven and New London Counties, while the northern Connecticut market includes Hartford, Litchfield, Tolland and Windham Counties. Fairfield County, where People’s Bank is headquartered, is the wealthiest county in Connecticut, with a June 30, 2006 median household income of $81,678 according to estimates from SNL Securities.

Median household income has increased in all of the Connecticut counties since 2000, with Fairfield, Middlesex and New Haven Counties recording the strongest growth in median household income. For the 2000 to 2006 period, Windham County had the lowest growth rate in median household income among the primary market area counties. Household income growth rates are generally projected to increase at comparable rates over the next five years as experienced during the 2000-2006 period.

The southern Connecticut market contains more than half of Connecticut’s population and a similar percentage of households. The southern Connecticut market also represents the greatest concentration of People’s Bank’s retail operations. All of the Connecticut counties experienced increases in population and households from 2000 through 2006, with the strongest growth occurring in the less populated counties of Middlesex, Tolland and Windham. However, only Tolland County’s 1.5% annual population growth rate exceeded the comparable U.S. growth rate of 1.3%. Household growth measures parallel trends in population growth. The stronger growth occurring in Tolland County (in north-central Connecticut) has been supported by the presence of the University of Connecticut. Projected population and household growth rates for Connecticut are not expected to vary materially from recent historical trends. The southern Connecticut market is expected to remain a slower growth market because it is more densely populated with greater physical limitations to growth.

The principal basis of competition for deposits is the interest rate paid for those deposits and related fees, convenient access to services through traditional and non-traditional delivery alternatives and the quality of services to customers. The principal basis of competition for loans is through the interest rates and loan fees charged and by developing relationships based on the efficiency, convenience and quality of services provided to borrowers. Further competition has been created through the rapid acceleration of commerce conducted over the Internet. This has enabled institutions, including People’s Bank, to compete in markets outside their traditional geographic boundaries.

Personnel

As of December 31, 2006, People’s Bank had 2,359 full-time and 502 part-time employees.

Access to Information

People’s United Financial, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission at 100 F Street N.E., Mail Stop 5100, Washington, D.C. 20549 and are available on the Securities and Exchange Commission’s EDGAR database on the internet at www.sec.gov. Copies of such material can be obtained from the Public Reference Section of the Securities and Exchange Commission at 100 F Street N.E., Mail Stop 5100, Washington, D.C. 20549 at prescribed rates. After the conversion, the common stock will be listed on the Nasdaq Global Select Market under the symbol “PBCT”, except that the symbol will be “PBCTD” for the first 20 trading days following the conversion.

Copies of many of these reports will also be available through People’s Bank’s website at www.peoples.com.

Reports filed by People’s Bank pursuant to the requirements of the Securities Exchange Act of 1934 for certain periods prior to the conversion are also available through People’s Bank’s website. Available reports consist of:

Form 10-K (most recent filing and any related amendments)

Form 10-Q (four most recent filings and any related amendments)

Form 8-K (all filings in most recent 12 months and any related amendments)

Annual Report to Shareholders (two most recent years)

Proxy Statement for Annual Meeting of Shareholders (two most recent years)

Item 1A.	Risk Factors

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

The information on risk factors presented in response to this item is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion. The risk factors applicable to People’s Bank for periods prior to the conversion are expected to be the same as the risk factors applicable to People’s United Financial, Inc. following the conversion.

People’s Bank makes most of its earnings based on the difference between interest it earns compared to interest it pays. This difference is called the “interest spread.” People’s Bank earns interest on loans and to a much lesser extent on securities and short-term investments. These are called “interest-earning assets.” People’s Bank pays interest on some forms of deposits and on funds it borrows from other sources. These are called “interest-bearing liabilities.”

People’s Bank interest spread can change depending on when interest rates earned on interest-earning assets change, compared to when interest rates paid on interest-bearing liabilities change. Some rate changes occur while these assets or liabilities are still on People’s Bank’s books. Other rate changes occur when these assets or liabilities mature and are replaced by new interest-earning assets or interest-bearing liabilities at different rates. It may be difficult to replace interest-earning assets quickly, since customers may not want to borrow money when interest rates are high, or People’s Bank may not be able to make loans that meet its lending standards. People’s Bank interest spread may also change based on the mix of interest-earning assets and interest-bearing liabilities.

People’s Bank interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s Bank earn less on its interest-earning assets while it is still locked in to paying higher rates on its interest-bearing liabilities. On the other hand, if interest rates go up, People’s Bank might have to pay more on its interest-bearing liabilities while it is still locked in to receiving lower rates on its interest-earning assets.

People’s Bank manages this risk using many different techniques. If it is not successful in managing this risk, People’s Bank will probably be less profitable.

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. It is unlikely that our asset quality will stay as strong as it has been for the past several years, particularly if the economy deteriorates.

We May Not Be Able to Successfully Implement Our Plans for Growth

Since our conversion to the mutual holding company form of organization in 1988, we have experienced significant growth. During 2006, People’s Bank opened two traditional branches and four new Stop & Shop branches. People’s Bank also plans to expand into New York State by opening at least 15 new traditional branches in Westchester County over the next three years. Seven of these branches are expected to be open by the end of 2007. People’s Bank also plans to continue its branch expansion in Connecticut by opening new traditional and Stop & Shop branches. In addition, we will consider expansion opportunities such as the acquisition of branches and other financial institutions, although we do not have any current understandings, agreements or arrangements for expansion by the acquisition of any branches or other financial institutions. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, People’s Bank may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in People’s Bank opening branches in geographic markets in which it has no previous experience. Our ability to grow effectively in those markets will be dependent on our ability to identify and retain personnel familiar with the new markets. Any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. Our profitability may suffer if we do not continue to experience the type of growth that we have in the past, if we do not adequately and profitably implement our plans for growth or if we incur additional expenditures beyond current projections to support our growth.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s Bank supermarket banking initiative, pursuant to which, as of December 31, 2006, People’s Bank has established 74 full-service Stop & Shop branches that provide customers with the convenience of seven-day-a-week banking. At December 31, 2006, 47% of People’s Bank branches were located in Stop & Shop supermarkets.

People’s Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut, in the form of a license agreement between The Stop & Shop Supermarket Company and People’s Bank, which provides for the leasing of space to People’s Bank within Stop & Shop supermarkets for branch use. Under the terms of the license agreement, People’s Bank generally is required to open a branch in each new Connecticut Stop & Shop supermarket (up to a maximum of 120 supermarkets) that has either (1) a total square footage of greater than 45,000 square feet or (2) if less than 45,000 square feet in size, the store has projected customers of at least 15,000 per week. People’s Bank has the exclusive right to branch in these supermarkets until 2012, provided that People’s Bank does not default on its obligations under the licensing agreement. People’s Bank has the option to extend the license agreement until 2022.

Stop & Shop is currently the leading grocery store in Connecticut, with nearly twice the market share of its closest competitor, according to Modern Grocer. The success of People’s Bank supermarket branches is dependent, in part, on the success of the Stop & Shop supermarkets in which they are located. A drop in Stop & Shop’s market share, a decrease in the number of Stop & Shop locations or customers, or a decline in the overall quality of Stop & Shop supermarkets could result in decreased business for the Stop & Shop branches, in the form of fewer loan originations, lower deposit generation and fewer overall branch transactions, and could influence market perception of People’s Bank Stop & Shop supermarket branches as convenient banking locations. Under the terms of the license agreement, People’s Bank has the obligation to open branches in new Connecticut Stop & Shop locations through 2012, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished.

In addition, People’s Bank may not be able to renew or renegotiate the license agreement with Stop & Shop beyond 2022. If renewal or renegotiation of the license agreement were unsuccessful, People’s would be forced to find new locations for and relocate the Stop & Shop branches, or to close those branches and transfer the affected customer accounts to other People’s Bank branches, either of which would involve significant expense and the possible loss of customer relationships.

We Depend on Our Executive Officers and Key Personnel to Continue the Implementation of Our Long-Term Business Strategy and Could Be Harmed by the Loss of Their Services

We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. Although People’s Bank has an employment agreement with its president and chief executive officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop and execute our business strategy.

Our Business Is Affected by the International, National, Regional and Local Economy Generally, and the Geographic Concentration of Our Loan Portfolio and Lending Activities Makes Us Vulnerable to a Downturn in the Local Economy

Changes in international, national, regional and local economic conditions affect our business. If economic conditions change significantly or quickly, our business operations could suffer, and we could become weaker financially as a result.

At December 31, 2006, approximately 76% of People’s Bank’s loans by outstanding principal amount were to people and businesses located in the state of Connecticut, or involved property located here. All of People’s Bank’s branches are currently in Connecticut. How well we perform depends very much on the health of the Connecticut economy, and we expect that to remain true for the foreseeable future.

Last year, Connecticut residents, on average, earned more than the residents of any other state in the country. Our state unemployment rate for December 2006 was 4.2%, a bit lower than the national rate of 4.5%. A very low unemployment rate usually means that businesses have a hard time finding qualified workers, and will have to pay them more if it can find them. Businesses that can not find workers or that have to pay higher wages might decide not to stay in Connecticut, or to send work outside the state. Someone deciding where to locate a new business or to expand an existing business might decide to go somewhere outside Connecticut.

If the general economic situation deteriorates, or there are negative trends in the stock market, the Connecticut economy could suffer more than the national economy. This would be especially likely in Fairfield County, where People’s Bank has many of its branches and where many of its customers reside, because of the large number of Fairfield County residents who are professionals in the financial services industry.

People’s Bank could experience losses in its real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in Connecticut. Even though Connecticut (especially Fairfield County) has some of the highest housing prices in the country, property values can decrease. This has happened before (as recently as the early 1990s), and can happen again.

In Response to Competitive Pressures, Our Costs Could Increase if We Were Required to Increase Our Service and Convenience Levels or Our Margins Could Decrease if We Were Required to Increase Deposit Rates or Lower Interest Rates on Loans

People’s Bank faces significant competition for deposits and loans. In deciding where to deposit their money, many people look first at the interest rate they will earn. They also might think about whether the bank offers other kinds of services they might need and, if they have ever been a customer of the bank before, what their experience was like. People also like convenience, so the number of offices and banking hours may be important. Some people also think that on-line services are important.

People’s Bank competes with other banks, credit unions, brokerage firms and money market funds for deposits. Some people may decide to buy bonds or similar kinds of investments issued by companies or by the U.S., state and local governments and agencies, instead of opening a deposit account.

In making decisions about loans, many people look first at the interest rate they will have to pay. They also think about any extra fees they might have to pay in order to get the loan. Some people also think about whether the bank offers other kinds of services they might need and, if they have ever been a customer of the bank before, what their experience was like. Many business loans are more complicated because there may not be a standard kind of loan that meets all of the customer’s needs. Business borrowers look at many different factors that are not all financial in nature. Examples include the kind and amount of security the lender wants and other terms of the loan that do not involve the interest rate.

People’s Bank competes with other banks, credit unions, credit card issuers, finance companies, mortgage lenders and mortgage brokers for loans. Insurance companies also compete with People’s Bank for some kinds of commercial loans.

Many of People’s Bank’s competitors have branches in the same market area as it does. Some of them are much larger than it is. Connecticut, and especially Fairfield County, is an attractive banking market. Many locally-based banks have been acquired by large regional and national companies in the last several years. We expect this trend to continue. This means that there are not as many competitors in our market as there used to be, but the ones that are left are usually bigger and have more resources than the ones they acquired.

People’s Bank also has competition from outside its own market area. A bank that does not have any branches in Connecticut can still have customers here by providing banking services on-line. It costs money to set up and maintain a branch system. Banks that do not spend as much money as People’s Bank does on branches might be more profitable than it is, even if they pay higher interest on deposits and charge lower interest on loans.

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition

The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising People’s Bank business can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

Changes in state and federal tax laws can make our business less profitable. Changes in the accounting rules we are required to follow may also make us less profitable. Changes in the government’s economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

The government agencies responsible for supervising our business can take drastic action if they think we are not conducting business safely or are too weak financially. They can force People’s Bank to hold additional capital, pay higher deposit insurance premiums, stop paying dividends, stop making certain kinds of loans or stop offering certain kinds of deposits. If the agencies took any of these steps or other similar steps, it would probably make our business less profitable.

The Office of Thrift Supervision letter dated July 3, 2006 approving, among other things, People’s Bank conversion from a Connecticut savings bank to a federal savings bank, granted People’s Bank (1) a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary; and (2) an exception from the Qualified Thrift Lender test for a period of four years from the date of conversion. The manner in which the Office of Thrift Supervision interprets or applies its phase-in period can also make it more expensive for us to do business, make our business less profitable and limit our strategic flexibility.

If People’s Bank’s Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

People’s Bank is exposed to the risk that customers will not be able to repay their loans. This risk is inherent in the lending business. There is also the risk that the customer’s collateral will not be sufficient to cover the balance of their loan, as underlying collateral values fluctuate with market changes. People’s Bank records an allowance for loan losses to cover probable losses inherent in the existing loan portfolio. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to provision expense or to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

People’s Bank maintains the allowance for loan losses at a level that it believes is adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: its historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate finance, commercial and People’s Capital and Leasing Company loans, and the results of ongoing reviews of those ratings by its independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s Bank seeks to use the best available information to make these evaluations, and at December 31, 2006, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

Item 1 B.	Unresolved Staff Comments

None.

Item 2.	Properti es

The information regarding properties presented in response to this item is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

People’s Bank corporate headquarters is located at Bridgeport Center, in Bridgeport, Connecticut. The Bridgeport Center building had a net book value of $69.6 million at December 31, 2006 and People’s Bank occupies approximately 92% of the building; all other available office space has been leased to unrelated parties. At December 31, 2006, People’s Bank also conducted banking operations from its 8 financial centers, 69 traditional branches, 74 supermarket branches and 7 limited-service branches. People’s Bank branch network is primarily concentrated in Fairfield County, where it has 64 offices. People’s Bank also has 33 offices in both Hartford County and New Haven County, 11 offices in New London County, six offices in Litchfield County, five offices in Tolland County, four offices in Middlesex County and two offices in Windham County. People’s Bank owns 11 of its banking offices, which had an aggregate net book value of $9.3 million at December 31, 2006. People’s Bank’s remaining banking operations are conducted in leased offices. Information regarding People’s Bank’s operating leases for office space and related rent expense appears on page F-63.

In addition to branch offices, People’s Bank owns six other banking facilities with an aggregate net book value of $11.7 million at December 31, 2006. These facilities are used for a variety of purposes.

Item 3.	Legal Proceedings

In the normal course of business, People’s United Financial, Inc. and its consolidated subsidiaries will be, and People’s Bank is, subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, the financial condition or results of operations of People’s United Financial, Inc. and its consolidated subsidiaries will not be affected materially as a result of the outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Response omitted in reliance on General Instruction I 1(a) and (b) of Form 10-K.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There was no established public trading market for any class of common equity of People’s United Financial, Inc. at December 31, 2006 or at any time prior to the date of the filing of this Form 10-K.

(b)	People’s Bank is the sole holder of all of the common stock of People’s United Financial, Inc. common stock as of the date of the filing of this Form 10-K.

(c)	People’s United Financial, Inc. has never declared or paid a dividend. People’s United Financial, Inc. expects to begin paying dividends following completion of the conversion.

(d)	People’s United Financial, Inc. has no securities presently authorized for issuance under equity compensation plans.

(e)	People’s United Financial, Inc. did not have any class of common stock registered under Section 12 of the Securities Exchange Act of 1934 during any relevant measurement period, and consequently is not able to provide the performance graph otherwise required by this item.

(f)	People’s United Financial, Inc. has not sold any securities during the past three years that were not registered under the Securities Act of 1933.

(g)	People’s United Financial, Inc. has not repurchased any shares of its equity securities.

Item 6.	Select ed Financial Data

The selected financial data presented in response to this item is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

The information required by this item appears on page 18.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented in response to this item is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

The information required by this item appears on pages 19 through 100.

Item 7 A.	Quantitative and Qualitative Disclosures About Market Risk.

The information presented in response to this item, which appears on pages 93 through 96, is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2006	2005	2004	2003	2002
Operating Data:
Net interest income - FTE	$382.4	$370.0	$327.4	$284.3	$318.5
Provision for loan losses	3.4	8.6	13.3	16.7	22.2
Fee-based revenues	153.0	151.5	142.9	143.0	136.2
Net security losses	(27.2)	(0.1)	(4.7)	(0.6)	(3.3)
All other non-interest income (1)	21.6	21.9	13.5	23.9	16.3
Non-interest expense (2)	346.9	344.4	479.7	346.0	341.5
Income (loss) from continuing operations	121.7	125.9	(5.6)	62.7	67.7
Income (loss) from discontinued operations (3)	2.3	11.2	205.3	1.1	(12.3)
Net income	124.0	137.1	199.7	63.8	55.4

Selected Statistical Data:
Net interest margin	3.87%	3.68%	3.33%	2.89%	3.24%
Return on average assets (4)	1.15	1.27	1.86	0.54	0.47
Return on average stockholders’ equity (4)	9.4	11.1	17.6	6.6	5.9
Efficiency ratio	61.3	62.8	69.2	76.4	71.3

Financial Condition Data:
Total assets	$10,687	$10,933	$10,718	$11,672	$12,261
Loans	9,372	8,573	7,933	7,105	6,675
Securities, net	77	1,363	2,071	2,405	3,230
Allowance for loan losses	74	75	73	71	69
Deposits	9,083	9,083	8,862	8,714	8,426
Core deposits	8,959	8,873	8,681	8,433	8,102
Borrowings	4	295	341	1,516	2,437
Purchased funds	47	424	447	1,711	2,634
Subordinated notes	65	109	122	253	252
Stockholders’ equity	1,340	1,289	1,200	1,002	940
Non-performing assets	23	22	29	34	36

Ratios:
Non-performing assets to total loans, real estate owned and repossessed assets	0.24%	0.26%	0.36%	0.48%	0.53%
Net loan charge-offs to average loans	0.05	0.07	0.15	0.22	0.42
Allowance for loan losses to total loans	0.79	0.87	0.91	0.99	1.04
Average stockholders’ equity to average assets	12.3	11.5	10.6	8.2	8.0
Stockholders’ equity to total assets	12.5	11.8	11.2	8.6	7.7
Tangible stockholders’ equity to total assets	11.6	10.8	10.2	7.6	6.7
Total risk-based capital (6)	16.1	16.4	16.7	13.1	12.5

Per Common Share Data:
Basic earnings per share	$0.88	$0.97	$1.43	$0.46	$0.40
Diluted earnings per share	0.87	0.97	1.42	0.46	0.40
Cash dividends paid per share (5)	0.97	0.85	0.75	0.68	0.63
Total dividend payout ratio (5)	48.3%	38.3%	22.9%	63.7%	67.4%
Book value (end of period)	$9.42	$9.10	$8.52	$7.18	$6.77
Tangible book value (end of period)	8.68	8.35	7.74	6.37	5.95
Stock price:
High	45.40	33.75	29.65	15.11	12.47
Low	30.00	23.99	14.44	10.78	9.18
Close (end of period)	44.62	31.06	25.93	14.47	11.20

(1)	Includes an $8.1 million gain on sale of branches in 2005.
(2)	Includes liability restructuring costs of $2.7 million, $133.4 million and $1.2 million in 2005, 2004 and 2003, respectively.
(3)	Includes after-tax gains of $6.2 million in 2005 and $198.5 million in 2004 related to the sale of the credit card business in March 2004.
(4)	Calculated based on net income for all years.
(5)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings.
(6)	Calculated in accordance with Office of Thrift Supervision regulations for December 31, 2006 and Federal Deposit Insurance Corporation regulations for all prior year ends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

People’s Bank (“People’s”) is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $10.7 billion in total assets as of December 31, 2006. People’s was organized in 1842 as a mutual savings bank and converted to stock form in 1988. In August 2006, People’s converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank.

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). People’s regulator is the Office of Thrift Supervision (“OTS”).

People’s offers a full range of financial services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within the state of Connecticut and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s provides specialized services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its subsidiaries, People’s offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. (“RC Knox”).

This full range of financial services is delivered through a network of 77 traditional branches, 74 full-service Stop & Shop supermarket branches that provide customers with seven-day-a-week banking, seven limited-service branches, 23 investment and brokerage offices (22 of which are located within branch offices), five wealth management and trust offices, eight PCLC offices and seven commercial banking offices. People’s distribution network also includes fully integrated online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

People’s has expanded its residential mortgage and home equity lending activities in the contiguous markets of New York and Massachusetts. In addition, People’s maintains a loan production office in Massachusetts and PCLC maintains a sales presence in six states to support commercial real estate lending and equipment financing operations, respectively, outside of Connecticut. Within the Commercial Banking division, People’s maintains a national credits group, which seeks to participate in commercial loans and commercial real estate finance loans to borrowers in various industries on a national scale.

People’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s two primary business segments representing its core businesses, Commercial Banking and Consumer Financial Services, and to a lesser extent, Treasury. People’s results of operations are also significantly affected by the provision for loan losses and the level of non-interest expense. In addition, People’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Charter Conversion, Regulation and Plan of Conversion

People’s converted to a federally-chartered stock savings bank from a Connecticut-chartered stock savings bank effective August 18, 2006. The Office of Thrift Supervision (“OTS”) is People’s regulator under the federal charter. Previously under its state charter, People’s was regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Simultaneously with People’s conversion, People’s Mutual Holdings (“Holdings”) converted to a federally-chartered mutual holding company from a Connecticut-chartered mutual holding company.

On September 20, 2006, People’s and Holdings announced their plan to convert from a mutual holding company structure to a fully-public stock holding company structure. The Boards of Holdings and People’s have adopted a Plan of Conversion and Reorganization (the “Plan”). The transactions contemplated by the Plan are subject to approval by People’s stockholders, its depositors and the OTS. On February 14, 2007, the OTS gave its conditional approval to the Plan. Special meetings of People’s stockholders and depositors to approve the Plan are scheduled for April 5, 2007.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, People’s is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including the classification of revenues and expenses to discontinued operations. Actual results could differ from People’s current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. People’s significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

Management maintains the allowance for loan losses at a level that is believed to be adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate finance, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While management seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

The allowance for loan losses consists of amounts determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In applying SFAS No. 5, management considers the factors listed in the preceding paragraph in order to estimate a loss allowance for (1) each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis, and (2) commercial real estate finance, commercial and PCLC loans that are not considered impaired under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that People’s will be unable to collect all principal and interest due according to the contractual terms of the loan. People’s applies SFAS No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

Valuation of Derivative Financial Instruments. People’s uses derivatives for market risk management purposes (principally interest rate risk) and not for trading or speculation purposes.

In accordance with SFAS No. 133, all derivatives are recognized as either assets or liabilities and are measured at fair value. Favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. People’s hedge accounting methods vary depending on whether the derivative instrument is classified as a fair value hedge or a cash flow hedge. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings.

People’s formally documents all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s would discontinue hedge accounting prospectively.

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans. Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates and exclude the value of mortgage servicing rights.

Asset Impairment Judgments

Goodwill and Other Intangible Assets. SFAS No. 141, “Business Combinations,” requires, among other things, use of the purchase method to account for all business combinations and specifies criteria that acquired intangible assets must meet in order to be recognized and reported separately from goodwill. The assets and liabilities of an acquired company are recorded at fair value at the date of acquisition. Intangible assets are recognized in an amount equal to the excess of the acquisition cost over the fair value of the net assets acquired. “Other acquisition-related intangibles” are separately identified, where appropriate, for the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated remaining average life of those relationships (ranging from 7 to 12 years from the respective acquisition dates). The remaining intangible asset is classified as goodwill.

FAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses are recognized as a charge to expense if carrying amounts exceed fair values.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step approach that involves the identification of “reporting units” and the estimation of fair values. Goodwill shall also be tested for impairment when events occur that would more likely than not reduce the implied fair value of goodwill below its carrying value. An impairment loss is recognized as a charge to expense for any excess of the goodwill carrying amount over implied fair value.

Securities. Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term and those held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value. Unrealized gains and losses are reported in non-interest income. Debt securities that People’s has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and losses on securities available for sale are reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations and other asset-backed securities. Federal Home Loan Bank stock is a non-marketable equity security reported at cost.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security appears to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the ratings of the security; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and People’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, core deposits and purchased funds. Management believes such non-GAAP financial measures provides information useful to investors in understanding People’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts.

Management utilizes core deposits and purchased funds as non-GAAP financial measures to supplement its analysis of People’s business performance. Core deposits is a measure of stable funding sources and is defined as total deposits, other than brokered certificates of deposit (acquired in the wholesale market), municipal deposits (which are seasonally variable by nature) and non-interest bearing deposits utilized for the operation of People’s businesses. Purchased funds include borrowings, brokered certificates of deposit and municipal deposits.

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of People’s operating performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

The following tables provide reconciliations between GAAP and non-GAAP financial measures:

As of December 31 (in millions)	2006	2005	2004	2003	2002
Deposits	$9,083	$9,083	$8,862	$8,714	$8,426
Less:
Municipal deposits	43	129	106	125	77
Brokered certificates of deposit	—	—	—	70	120
Other non-interest-bearing deposits	81	81	75	86	127

Core deposits	$8,959	$8,873	$8,681	$8,433	$8,102

As of December 31 (in millions)	2006	2005	2004	2003	2002
Borrowings	$4	$295	$341	$1,516	$2,437
Plus:
Municipal deposits	43	129	106	125	77
Brokered certificates of deposit	—	—	—	70	120

Purchased funds	$47	$424	$447	$1,711	$2,634

In addition to the above non-GAAP financial measures, management uses the efficiency ratio to monitor its operating efficiency compared to its peers. The efficiency ratio, which represents an approximate measure of the cost required by People’s to generate a dollar of revenue, is the ratio of total non-interest expense (excluding goodwill impairment charges, amortization of acquisition-related intangibles, losses on real estate assets and nonrecurring expenses) (the numerator) to net interest income plus total non-interest income (excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s generally considers an income or expense to be nonrecurring if it is not similar to an income or expense of a type incurred within the last two years and is not similar to an expense of a type reasonably expected to be incurred within the following two years. Management considers the efficiency ratio to be more representative of People’s ongoing operating efficiency, as the excluded items are generally related to external market conditions and non-routine transactions.

The following table summarizes People’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

Years ended December 31 (dollars in millions)	2006	2005	2004	2003	2002
Total non-interest expense	$346.9	$344.4	$479.7	$346.0	$341.5
Less:
Amortization of goodwill and other acquisition-related intangibles	1.1	1.8	3.4	3.5	3.1
Loss on sale of reverse repurchase agreements	0.3	—	—	—	—
Severance-related charges	1.2	—	—	—	—
RC Knox settlement	0.9	—	—	—	—
Goodwill impairment charge	—	2.0	—	—	—
Accelerated vesting of stock options charge	—	0.7	—	—	—
Liability restructuring costs	—	2.7	133.4	1.2	—
Non-recurring compensation costs	—	—	6.7	—	—
Other	0.3	0.1	1.6	0.2	2.6

Total	$343.1	$337.1	$334.6	$341.1	$335.8

Net interest income (1)	$382.4	$370.0	$327.4	$284.3	$318.5
Total non-interest income	147.4	173.3	151.7	166.3	149.2
Add:
BOLI FTE adjustment (1)	4.6	1.8	—	—	—
Net security losses	27.2	0.1	4.7	0.6	3.3
Less:
Interest from completed IRS audit	0.6	—	—	4.3	—
Gain on sale of assets	0.7	8.1	—	—	—
MasterCard common stock redemption	0.7	—	—	—	—
Other	—	0.3	0.1	0.3	—

Total	$559.6	$536.8	$483.7	$446.6	$471.0

Efficiency ratio	61.3%	62.8%	69.2%	76.4%	71.3%

(1)	Fully taxable equivalent.

Economic Environment

People’s results are subject to fluctuations based on economic conditions. Economic activity in the United States showed continued signs of expanding in 2006. Real gross domestic product increased at a rate of 3.4% for the year, a level that represents the country’s long-term historical average growth rate and an increase from the 3.2% pace recorded in 2005. The national unemployment rate was 4.5% as of December 31, 2006, down from 4.9% at the end of 2005. The national economy continued to grow despite widening federal budget and trade deficits, higher short-term interest rates, elevated energy costs, a weaker housing market, and geopolitical uncertainties.

In response to continuing signs that the U.S. economy was expanding, the Federal Reserve Board increased the targeted federal funds rate four times in 2006 by a total of 100 basis points, after thirteen interest rate increases during 2004 and 2005 totaling 350 basis points, bringing the rate to 5.25% as of December 31, 2006. This was up from 1.00% at the end of 2003. The Federal Reserve has not increased the targeted federal funds rates since the June 29, 2006 Federal Open Market Committee (FOMC) meeting, however, and has held the rate steady at 5.25% for the last five FOMC meetings.

People’s primary market area, Connecticut, is one of the most attractive markets in the United States with a total population of approximately 3.5 million and a median household income of $66,018 as of June 30, 2006, ranking second in the United States and well above the U.S. median income of $51,546, according to estimates from SNL Securities. Fairfield County, where People’s is headquartered, is the wealthiest county in Connecticut, with a June 30, 2006 median household income of $81,678 according to estimates from SNL Securities. The state’s unemployment rate decreased to 4.2% as of December 31, 2006, compared to 4.6% at the end of 2005, and remained below the national rate of 4.5%. The Connecticut economy experienced moderate job growth in 2006, with total employment increasing by 10,600 jobs, or approximately 0.6% from December 31, 2005 to December 31, 2006. The outlook for the Connecticut economy in 2007 is cautiously optimistic, with the expectation that the state will experience further job growth as the economy continues to expand moderately.

Financial Overview

Comparison of Financial Condition at December 31, 2006 and December 31, 2005. Total assets at December 31, 2006 were $10.7 billion, a decrease of $246 million, or 2%, from December 31, 2005, primarily due to a $1.3 billion decline in total securities, partially offset by increases of $799 million in total loans, $193 million in short-term investments, $58 million in bank-owned life insurance and $66 million in other assets.

The increase in total loans reflects growth of $456 million, or 10%, in Consumer Financial Services and $343 million, or 9%, in Commercial Banking. The growth in Consumer Financial Services was driven by increases of $392 million, or 11%, in residential mortgage loans and $64 million, or 5%, in consumer loans. The increase in residential mortgage loans reflects, in part, the purchase of $170 million of adjustable-rate residential mortgage loans towards the end of the first quarter of 2006. The growth in Commercial Banking reflects increases of $235 million, or 37%, in loans originated by PCLC, our equipment financing subsidiary, $135 million, or 29%, in our national credits portfolio, and $60 million, or 5%, in commercial lending. These increases were partially offset by an $87 million, or 5%, decline in commercial real estate finance loans.

The decrease in the securities portfolio reflects the sale of $266 million and $810 million of debt securities in the second and third quarters of 2006, respectively, to better position People’s balance sheet for the prevailing interest rate environment at the time. People’s also funded an additional $50 million of bank-owned life insurance in 2006 and contributed $91.5 million in the third quarter of 2006 to its employee retirement plan (reported in other assets) to more than fully fund its projected benefit obligation and to significantly reduce pension plan expense in future years. Proceeds from sales of securities were also used to reduce total borrowings and subordinated notes by $335 million since December 31, 2005.

Non-performing assets totaled $22.7 million at December 31, 2006, a $0.7 million increase from December 31, 2005. Non-performing assets declined by $0.2 million during the fourth quarter of 2006, reflecting an increase in non-performing commercial loans to $11.9 million at December 31, 2006 as one commercial loan totaling $10.6 million was classified as non-performing, partially offset by a $4.1 million decrease in non-performing PCLC loans and a decrease in non-performing commercial real estate finance loans to $0.2 million resulting from the full recovery on one commercial real estate finance loan totaling $5.5 million. The allowance for loan losses decreased $1.0 million to $74 million at December 31, 2006 compared to December 31, 2005, primarily reflecting reductions in the allowance for loan losses allocated to the consumer loan portfolios, partially offset by net additions to the commercial banking loan portfolios. At December 31, 2006, the allowance for loan losses as a percentage of total loans was 0.79% and as a percentage of non-performing loans was 328%, compared to 0.87% and 353%, respectively, at December 31, 2005.

At December 31, 2006, liabilities totaled $9.3 billion, a $297 million, or 3%, decrease from December 31, 2005, reflecting a $335 million reduction in total borrowings and subordinated notes. Core deposits increased a modest $86 million, or 1%, in 2006 compared to 2005, reflecting People’s strategy to fund loan growth with proceeds from maturities, sales and repayments of securities rather than core deposits.

People’s total stockholders’ equity was $1.34 billion at December 31, 2006, a $51 million net increase from December 31, 2005, reflecting net income of $124.0 million, partially offset by dividends paid of $60 million and a $25 million increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss reflects a $40 million after-tax increase from the implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and a $4 million increase in the after-tax unrealized loss on derivatives accounted for as cash flow hedges, partially offset by a $19 million reduction in the after-tax net unrealized loss on securities available for sale due to the sales of securities discussed above. As a percentage of total assets, stockholders’ equity was 12.5% at December 31, 2006 compared to 11.8% at December 31, 2005.

People’s leverage, tier 1 and total risk-based capital ratios were 12.0%, 14.8% and 16.1%, respectively, at December 31, 2006, compared to 11.2%, 14.8% and 16.4%, respectively, at December 31, 2005. The capital ratios were calculated in accordance with OTS regulations as of December 31, 2006 and FDIC regulations as of December 31, 2005.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004. Total assets at December 31, 2005 were $10.9 billion, an increase of $215 million, or 2%, from December 31, 2004, primarily due to increases of $640 million in total loans and $154 million in bank-owned life insurance, partially offset by a $708 million decline in total securities.

The increase in total loans from year-end 2004 was largely attributable to increases of $340 million in commercial loans and $242 million in residential mortgage loans. The decrease in the securities portfolio reflects the substitution of higher-yielding loans for securities and the funding of a $150 million investment in bank-owned life insurance with proceeds from maturing securities.

Non-performing assets totaled $22.0 million at December 31, 2005, a $6.6 million decrease from year-end 2004. The allowance for loan losses increased $2.5 million to $75 million at December 31, 2005 compared to December 31, 2004, primarily reflecting increases in the allowance for loan losses allocated to commercial loans of $2.0 million and PCLC loans of $2.5 million, partially offset by a $2.0 million reduction in the allowance for loan losses allocated to the consumer loan portfolio. At December 31, 2005, the allowance for loan losses as a percent of total loans was 0.87% and as a percent of non-performing loans was 353%, compared to 0.91% and 265%, respectively, at December 31, 2004.

At December 31, 2005, liabilities totaled $9.6 billion, a $126 million increase from December 31, 2004, reflecting a $221 million increase in total deposits and an $89 million increase in stockholders’ equity, partially offset by a $46 million reduction in total borrowings.

People’s total stockholders’ equity was $1.29 billion at December 31, 2005, an $89 million increase from December 31, 2004, reflecting net income of $137.1 million, partially offset by dividends paid of $52.4 million. As a percentage of total assets, stockholders’ equity was 11.8% at December 31, 2005, compared to 11.2% at December 31, 2004. People’s leverage, tier 1 and total risk-based capital ratios were 11.2%, 14.8% and 16.4%, respectively, at December 31, 2005, compared to 10.5%, 14.6% and 16.7%, respectively, at December 31, 2004. The capital ratios were calculated in accordance with FDIC regulations.

Comparison of Results of Operations for the Year Ended December 31, 2006 and December 31, 2005. People’s reported net income of $124.0 million, or $0.87 per diluted share, for the year ended December 31, 2006, compared to $137.1 million, or $0.97 per diluted share, for the year-ago period. Income from continuing operations totaled $121.7 million, or $0.85 per diluted share, for the year ended December 31, 2006, compared to $125.9 million, or $0.89 per diluted share, for the year-ago period. In 2006, People’s return on average assets was 1.15% and return on average stockholders’ equity was 9.4%.

Results for 2006 include net security losses totaling $27.4 million from the sale of $266 million and $810 million of debt securities in the second and third quarters of 2006, respectively. Results for 2006 also include a $2.4 million income tax benefit related to certain prior-year tax matters. The net impact of these items reduced 2006 net income by $15.8 million, or $0.11 per share.

Results for 2005 included an $8.1 million gain on the sale of three branches, a $9.7 million gain from the resolution of a significant contingency related to the sale of the credit card business in 2004 (reported in income from discontinued operations), a $2.0 million income tax benefit resulting from the completion of a routine federal tax audit, a $2.0 million goodwill impairment charge and expenses incurred in connection with the repurchase of subordinated notes ($2.7 million) and the accelerated vesting of stock options ($0.7 million). The net impact of these items increased 2005 net income by $9.3 million, or $0.07 per share.

Net interest income increased $12.7 million, or 3%, from 2005 and the net interest margin improved 19 basis points to 3.87%. The higher net interest margin reflects the asset-sensitive position of the balance sheet, the substitution of securities with higher-yielding loans, the partial benefit from the sales of securities in the second and third quarters of 2006, and the impact of our deposit pricing strategy.

Compared to 2005, average earning assets decreased $173 million, or 2%, as a $934 million, or 54%, decline in average securities funded a $715 million, or 9%, increase in average loans and a $113 million, or 27%, decrease in average total borrowings and average subordinated notes. The loan growth reflects increases of $285 million, or 8%, in average commercial banking loans, $345 million, or 10%, in average residential mortgage loans, and $108 million, or 9%, in average home equity loans, all as compared to 2005. The increase in average residential mortgage loans reflects, in part, the purchase of $170 million of adjustable-rate residential mortgage loans towards the end of the first quarter of 2006. In addition, People’s invested $50 million in the first quarter of 2006 and $150 million in the second quarter of 2005 in bank-owned life insurance, and contributed $91.5 million to its employee retirement plan in September 2006.

Compared to 2005, total non-interest income, excluding net security losses, increased $1.2 million, or 1%; total non-interest expense increased $2.5 million, or 1%; and the efficiency ratio improved to 61.3% from 62.8%.

The provision for loan losses was $3.4 million compared to $8.6 million in 2005. The provision for loan losses for 2006 reflects net loan charge-offs of $4.4 million, partially offset by a $1.0 million decrease in the allowance for loan losses. The provision for loan losses in 2005 reflected net loan charge-offs of $6.1 million and a $2.5 million increase in the allowance for loan losses. Net loan charge-offs decreased $1.7 million, or 28%, for 2006, compared to 2005. Net loan charge-offs as a percentage of average loans equaled 0.05%, down from 0.07% for 2005.

Comparison of Results of Operations for 2005 and 2004. People’s reported net income in 2005 of $137.1 million, or $0.97 per diluted share, compared to $199.7 million, or $1.42 per diluted share in 2004. Included in the 2005 results were a gain on the sale of three branches, a gain from the resolution of a significant contingency related to the sale of People’s credit card portfolio in 2004, an income tax benefit, a goodwill impairment charge and expenses incurred in connection with the repurchase of subordinated notes and the accelerated vesting of stock options. The 2004 results included the net gain on the sale of People’s credit card business, liability restructuring charges, other nonrecurring expenses and an income tax benefit. In 2005, People’s return on average assets was 1.27% and return on average stockholders’ equity was 11.1%.

The net interest margin improved 35 basis points from 2004, reflecting a combination of People’s asset-sensitive position and the ongoing shift of its asset mix from investment securities to higher-yielding loans. Other important factors that affected the financial results in 2005 were strong loan growth in People’s commercial banking and home equity lending portfolios; a 35% reduction in the provision for loan losses; growth in fee-based revenues; and continued expense control.

On March 5, 2004, People’s completed the sale of its credit card business, which included $2.0 billion of credit card receivables, as well as the transfer of its related credit card operations and 420 employees, to The Royal Bank of Scotland Group. The net pre-tax gain on sale of $305.4 million is included in income from discontinued operations for 2004 in the Consolidated Statements of Income.

People’s utilized a portion of the proceeds from the sale of its credit card business to prepay slightly over $1.0 billion of long-term borrowings. In addition, derivative positions with notional values of $770 million were canceled. Liability restructuring costs totaling $133.4 million are included in total non-interest expense for 2004 in the Consolidated Statements of Income.

Business Segment Results

People’s operations are divided into two primary business segments that represent its core businesses, commercial banking and consumer financial services. In addition, the treasury area is responsible for managing People’s securities portfolio, short-term investments, wholesale funding activities, such as borrowings and the funding center. The income or loss for the funding center, which includes the impact of derivative financial instruments used for risk management purposes, represents the interest rate risk component of People’s net interest income as calculated by People’s funds transfer pricing model (“FTP”), to derive each operating segment’s net interest income.

Business Segment Performance Summary
	Net Income
Years ended December 31 (in millions)	2006	2005	2004
Commercial Banking	$41.9	$45.7	$45.1
Consumer Financial Services	85.8	94.2	90.0
Treasury	(26.0)	(25.0)	(60.5)

Total reportable segments	101.7	114.9	74.6
Other	22.3	22.2	125.1

Total Consolidated	$124.0	$137.1	$199.7

People’s uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of People’s as a whole.

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. The provision for loan losses for the Commercial Banking and Consumer Financial Services segments is generally based on a five-year rolling average net charge-off rate for the respective segment. People’s allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year.

In the second quarter of 2006, the results of the funding center, previously included in “Other,” were reclassified to Treasury. In the first quarter of 2006, People’s revised its FTP methodology assumptions relating to deposit products with indeterminate maturities, based on a comprehensive historical analysis of the implied maturities and repricing characteristics of those deposits. As a result, the duration for most of those deposits was lengthened, which in turn increased their value and corresponding FTP credit. Segment information for all periods presented has been restated to reflect the changes resulting from the reclassification of the funding center to Treasury and the revised FTP methodology assumptions.

For a more detailed description of the estimates and allocations used to measure business segment performance, see Note 21 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial lending, commercial real estate finance lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking and municipal banking.

Years ended December 31 (in millions)	2006	2005	2004
Net interest income	$130.5	$129.7	$125.8
Provision for loan losses	10.5	9.4	8.8
Non-interest income:
Fee-based revenues	17.8	21.7	18.4
Other non-interest income	5.0	2.0	1.4

Total non-interest income	22.8	23.7	19.8
Non-interest expense	78.3	73.7	67.4

Income before income tax expense	64.5	70.3	69.4
Income tax expense	22.6	24.6	24.3

Income from continuing operations	$41.9	$45.7	$45.1

Average earning assets	$3,904.9	$3,620.9	$3,204.3
Average liabilities	1,172.7	1,270.5	1,195.3
Year end assets	4,155.0	3,812.2	3,531.8

Commercial Banking income from continuing operations declined $3.8 million, or 8%, in 2006 compared to 2005, primarily reflecting lower fee-based revenues and an increase in non-interest expense, partially offset by an increase in other non-interest income. Net interest income increased $0.8 million, or 1%, reflecting a $284 million, or 8%, increase in average earning assets, partially offset by narrower net spreads. The $3.9 million decrease in fee-based revenues reflects lower lending-related charges and fees, primarily lower commercial real estate finance loan prepayment penalties. The increase in other non-interest income primarily reflects a $2.7 million increase in rental income on leased equipment. The $4.6 million, or 6%, increase in non-interest expense reflects an increase in direct expenses due to the continued growth in Commercial Banking, including a $2.0 million increase in the amortization expense of equipment leased to commercial customers.

The increase in average earning assets compared to 2005 reflects increases of $183 million, or 35%, in PCLC loans, and $127 million, or 10%, in commercial loans, partially offset by a $25 million, or 1%, decrease in commercial real estate finance loans. Average commercial non-interest-bearing deposits totaled $939 million for 2006, a $43 million, or 4%, decrease compared to 2005, reflecting the current higher interest rate environment.

Commercial Banking income from continuing operations increased $0.6 million, or 1%, in 2005 compared to 2004, reflecting increases in net interest income and fee-based revenues, partially offset by increases in non-interest expense. Net interest income increased $3.9 million, or 3%, reflecting a $417 million, or 13%, increase in average earning assets, partially offset by narrower net spreads. The $3.3 million increase in fee-based revenues reflects higher lending-related charges and fees, primarily higher commercial real estate finance loan prepayment penalties. The $6.3 million, or 9%, increase in non-interest expense reflects a $5.3 million increase in allocated expenses, due to the continued growth in this business during 2005 and a higher level of charges related to loan prepayments.

The increase in average earning assets compared to 2004 reflects increases of $224 million, or 21%, in commercial loans, $164 million, or 46%, in PCLC loans and $30 million, or 2%, in commercial real estate finance loans. Average commercial non-interest-bearing deposits grew $43 million, or 5%, on a year-over-year basis.

Consumer Financial Services includes, as its principal business lines, consumer deposit gathering activities, and residential mortgage, home equity and other consumer lending (excluding the national consumer loan portfolio, which is reported in “Other”). In addition to trust services, this segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI, and other insurance services provided through RC Knox.

Years ended December 31 (in millions)	2006	2005	2004
Net interest income	$256.4	$266.4	$268.0
Provision for loan losses	3.0	3.5	3.3
Non-interest income:
Fee-based revenues	135.1	129.0	123.7
Net gains on sales of residential mortgage loans	2.0	4.0	3.7
Gain on sale of branches	—	8.1	—
Other non-interest income	3.4	2.4	2.1

Total non-interest income	140.5	143.5	129.5
Non-interest expense	261.3	259.4	252.1

Income before income tax expense	132.6	147.0	142.1
Income tax expense	46.8	52.8	52.1

Income from continuing operations	$85.8	$94.2	$90.0

Average earning assets	$5,086.6	$4,634.9	$4,148.2
Average liabilities	7,807.8	7,762.4	7,626.0
Year end assets	5,366.4	4,900.7	4,487.9

Consumer Financial Services income from continuing operations decreased $8.4 million, or 9%, in 2006 compared to 2005, primarily due to decreases in net interest income and net gains on sales of residential mortgage loans, partially offset by higher fee-based revenues. Additionally, results for 2005 included the $8.1 million gain on sale of branches. The decrease in net interest income primarily reflects the reduction in net spread interest income for residential mortgage loans and the decline in net interest spread from an unfavorable shift from savings and money market deposits to higher-rate time deposits, partially offset by the benefit of an increase in average loan balances. The shift in deposit mix reflects an increase in higher-rate time deposits, partially offset by a decline in savings and money market deposits. During 2006, average earning assets increased $452 million, or 10%, including increases of $345 million, or 10%, in average residential mortgage loans and $106 million, or 9%, in average home equity loans. People’s purchased $170 million of adjustable-rate residential mortgage loans towards the end of the first quarter of 2006. Average consumer deposits totaled $7.7 billion, a 1% increase compared to 2005.

The increase in fee-based revenues in 2006 compared to 2005 primarily reflects an increase in service charges on deposit accounts related to changes in People’s fee structure. The increase in other non-interest income reflects a $0.7 million net gain from the sale of a corporate insurance account by RC Knox. Included in non-interest income in 2005 was an $8.1 million gain on the sale of three branches. The increase in non-interest expense reflects a $3.8 million increase in allocated expenses in 2006, partially offset by a $2.0 million goodwill impairment charge in 2005.

Consumer Financial Services income from continuing operations increased $4.2 million, or 5%, in 2005 compared to 2004. Fee-based revenues increased $5.3 million compared to 2004, reflecting increases in service charges on deposit accounts and insurance revenue. Included in non-interest income in 2005 was an $8.1 million gain on the sale of three branches. The increase in non-interest expense reflects a $7.6 million increase in allocated expenses and a $2.0 million goodwill impairment charge in 2005 resulting from the decision to combine OMIA, previously a separate operating subsidiary, with one of People’s other businesses within the Consumer Financial Services segment (see Note 1 to the Consolidated Financial Statements).

In 2005, average earning assets increased $487 million, or 12%, including increases of $250 million, or 8%, in average residential mortgage loans and $228 million, or 25%, in average home equity loans. Average consumer deposits increased $90 million, or 1%, compared to 2004.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings and the funding center. The income or loss for the funding center, which includes the impact of derivative financial instruments used for risk management purposes, represents the interest rate risk component of People’s net interest income as calculated by People’s funds transfer pricing model (“FTP”), to derive each operating segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s treasury group and is based on the wholesale cost to People’s of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the treasury group.

Years ended December 31 (in millions)	2006	2005	2004
Net interest income (loss)	$(26.2)	$(43.0)	$(88.4)
Non-interest income:
Fee-based revenues	—	0.5	—
Net security losses	(27.4)	—	(4.5)
Bank-owned life insurance	9.1	3.3	—
Other non-interest income	0.1	0.3	0.1

Total non-interest income	(18.2)	4.1	(4.4)
Non-interest expense	0.5	1.4	0.2

Loss before income tax expense	(44.9)	(40.3)	(93.0)
Income tax benefit	(18.9)	(15.3)	(32.5)

Loss from continuing operations	$(26.0)	$(25.0)	$(60.5)

Average earning assets	$878.5	$1,765.9	$2,403.8
Average liabilities	234.1	282.5	480.8
Year end assets	469.0	1,553.2	2,086.8

Treasury’s loss from continuing operations in 2006 compared to 2005 reflects $27.4 million of net security losses, partially offset by a $16.8 million improvement in net interest income and the income from People’s investment in bank-owned life insurance (“BOLI”) of $9.1 million ($13.7 million on a taxable-equivalent basis).

The improvement in net interest income reflects the funding center’s net spread loss declining by $31.8 million, partially offset by a $15.0 million decline in treasury’s net spread income. The reduction in treasury’s net spread income reflects a $934 million decline in average securities and an increase in the FTP charge for funding the BOLI investment (with no offsetting interest income as BOLI income is recorded in non-interest income). The improvement in the funding center’s net spread loss reflects the rising interest rate environment and the asset sensitive position of People’s balance sheet.

Average earning assets decreased $887 million, or 50%, reflecting a $934 million, or 54%, decline in average securities from 2005 given People’s sale of its debt securities portfolio during 2006 as part of restructuring activities to better position People’s balance sheet for the prevailing interest rate environment. The debt securities portfolio totaled $27 million at December 31, 2006, compared to $1.3 billion at December 31, 2005, reflecting the sale of approximately $1.1 billion of securities and the substitution of securities with higher-yielding loans. Average securities comprised 8% of average earning assets in 2006, compared to 17% in 2005.

The improvement in treasury’s loss from continuing operations in 2005 compared to 2004 reflects a $45.4 million improvement in net interest income and an increase in non-interest income (attributable to BOLI income of $3.3 million in 2005 and $4.5 million of net security losses in 2004).

The improvement in net interest income reflects the funding center’s net spread loss declining by $49.7 million, partially offset by a $4.3 million decline in treasury’s net spread income. The reduction in treasury’s net spread income reflects a $510 million decline in average securities. The improvement in the funding center’s net spread loss reflects the rising interest rate environment and the asset sensitive position of People’s balance sheet.

People’s invested $150 million in a BOLI program in the second quarter of 2005 with proceeds from maturing securities. Increases in the cash surrender value of BOLI are included in non-interest income and totaled $3.3 million in 2005. People’s invested an additional $50 million in BOLI in February 2006 with proceeds from maturing securities. Average securities comprised 17% of average earning assets in 2005, compared to 23% in 2004.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment. This category also includes: revenues and expenses relating to the national consumer loan portfolio; liability restructuring costs; certain nonrecurring items; income from discontinued operations, including the gain on the sale of the credit card business; and benefits from completed Internal Revenue Service audits in each of the three years. Included in period-end assets are cash, national consumer loans, premises and equipment, and other assets.

Years ended December 31 (in millions)	2006	2005	2004
Net interest income	$21.7	$16.6	$21.7
Provision for loan losses	(10.1)	(4.3)	1.2
Non-interest income	2.3	2.0	6.8
Liability restructuring costs	—	2.7	133.4
Other non-interest expense	6.8	7.2	26.6

Income (loss) before income tax expense (benefit)	27.3	13.0	(132.7)
Income tax expense (benefit)	7.3	2.0	(52.5)

Income (loss) from continuing operations	20.0	11.0	(80.2)

Income from discontinued operations, net of tax	2.3	5.0	6.8
Gain on sale of discontinued operations, net of tax	—	6.2	198.5

Income from discontinued operations	2.3	11.2	205.3

Net income	$22.3	$22.2	$125.1

Average liabilities	$246.9	$264.5	$316.0
Year end assets	696.5	666.4	611.4

Net Interest Income

Net interest income and net interest margin are affected by many factors, including changes in average balances; interest rate fluctuations and the slope of the yield curve; sales of loans and securities; residential mortgage loan and mortgage-backed security prepayment rates; product pricing; competitive forces; the relative mix, repricing characteristics and maturity of earning assets and interest-bearing liabilities; non-interest-bearing sources of funds; hedging activities; and asset quality.

In response to signs of an expanding U.S. economy, since June 2004 the Federal Reserve Board increased the targeted federal funds rate 17 times by a total of 425 basis points, bringing the rate to 5.25% as of June 30, 2006. Given the asset sensitive position of the balance sheet, the net interest margin has generally benefited from these interest rate increases. There have been no additional increases in the targeted federal funds rate between June 30, 2006 and December 31, 2006.

2006 Compared to 2005

Net interest income increased $13 million, or 3%, and the net interest margin improved 19 basis points to 3.87% for 2006 compared to 2005. The increase in net interest income reflects a $74 million increase in total interest and dividend income, partially offset by a $61 million increase in total interest expense.

Average earning assets totaled $9.8 billion for 2006, a $173 million, or 2%, decrease from 2005, while the asset mix continued to shift. The shift in asset mix from securities to higher yielding loans continued to benefit the net interest margin. Average loans increased $715 million, or 9%, while average securities declined $934 million, or 54%, for 2006 compared to 2005. As a result, average loans and average securities comprised 91% and 8%, respectively, of average earning assets for 2006 compared to 82% and 17%, respectively, for 2005. The yield earned on the total loan portfolio was 6.10% for 2006 while the yield earned on securities was 3.74%, compared to 5.41% and 3.47%, respectively, for 2005.

Growth in loans reflects increases of $345 million, or 10%, in average residential mortgage loans, $285 million, or 8%, in average commercial banking loans and $85 million, or 7%, in average consumer loans for 2006 compared to 2005. The increase in average residential mortgage loans reflects, in part, the purchase of $170 million of adjustable rate mortgage loans towards the end of the first quarter of 2006.

The growth in average commercial banking loans for 2006 compared to 2005 reflects a $183 million, or 35%, increase in average PCLC loans and a $127 million, or 10%, increase in average commercial loans, partially offset by a $25 million, or 1%, decrease in average commercial real estate finance loans. Included in average commercial loans and average commercial real estate finance loans were increases of $44 million, or 15%, and $59 million, or 40%, in the respective national credits portfolios.

The growth in average consumer loans for 2006 compared to 2005 continues to reflect a shift in mix as an increase of $108 million, or 9%, in home equity loans was partially offset by a $21 million, or 81%, reduction in higher-yielding unsecured national personal installment loans, which continue to run off as a result of a management decision to discontinue this type of lending.

The significant decrease in the average securities portfolio for 2006 compared to 2005 reflects the substitution of securities with higher-yielding loans as securities pay down and mature, as well as the partial impact of security sales during 2006 to better position People’s balance sheet for the prevailing interest rate environment. People’s sold $810 million and $266 million of debt securities in the third and second quarters of 2006, respectively, and used the proceeds to fund loan growth and pay down borrowings. The duration of the remaining securities portfolio was approximately 0.07 years at December 31, 2006. In addition to funding loan growth, People’s invested $50 million in the first quarter of 2006 and $150 million in the second quarter of 2005 in a bank-owned life insurance program with proceeds from maturing securities. The earnings from bank-owned life insurance are reported in non-interest income in the Consolidated Statements of Income.

The overall 84 basis point improvement in the yield on average earning assets for 2006 compared to 2005 primarily reflects increases in market interest rates since June 2004 and the ongoing shift in asset mix. The interest rate increases initiated by the Federal Reserve continue to have a beneficial effect on the earning asset yield as approximately 29% of the loan portfolio at December 31, 2006 has floating interest rates.

Average funding liabilities totaled $9.3 billion for 2006, down $113 million or 1% compared with 2005. Average core deposits increased $50 million, or 1%, to $8.9 billion and comprised 95% of average funding liabilities, compared to 94% in 2005. Average interest-bearing core deposits increased $101 million, or 2%, and average non-interest-bearing core deposits decreased $51 million, or 2%, reflective of People’s strategy of funding loan growth with proceeds from maturities, sales and repayments of securities rather than core deposits.

The 68 basis point increase to 2.15% from 1.47% in the rate paid on average funding liabilities for 2006 compared to 2005 primarily reflects increases in market interest rates since June 2004 and the ongoing shift in deposit mix. The rates paid on average core deposits increased 70 basis points in 2006, reflecting increases of 115 basis points in time deposits and 36 basis points in savings and money market deposits in response to rising market interest rates. The change in the mix of average interest-bearing core deposits reflects a $660 million, or 25%, increase in higher-rate time deposits, partially offset by a $559 million, or 14%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates given the prevailing interest rate environment. Average time deposits comprised 37% of average total core deposits, compared to 30% for 2005. Further shifts in deposit mix to higher-rate deposits are likely to raise People’s overall cost of funding.

Average purchased funds decreased $37 million, or 10%, and average subordinated notes decreased $16 million, or 13%, in 2006 compared to 2005.

2005 Compared to 2004

Net interest income increased $43 million, or 13%, and the net interest margin improved 35 basis points to 3.68% in 2005 compared to 2004. The increase in net interest income reflects a $71 million increase in total interest and dividend income, partially offset by a $28 million increase in total interest expense.

Average earning assets totaled $10.0 billion in 2005, a $205 million, or 2%, increase from 2004, while the asset mix continued to shift. Average loans increased $836 million, or 11%, while average securities and average short-term investments declined a combined $631 million, or 26%. As a result, average loans and average securities comprised 82% and 17%, respectively, of average earning assets, compared to 75% and 23%, respectively, in 2004. The yield earned on the total loan portfolio was 5.41% in 2005 while the yield earned on securities and short-term investments was 3.45%, compared to 4.90% and 3.23%, respectively, for 2004.

The total average commercial banking loan portfolio increased $418 million, or 13%, in 2005 compared to 2004, reflecting increases of $224 million, or 21%, in commercial loans, $164 million, or 46%, in PCLC loans and $30 million, or 2%, in commercial real estate finance loans. Included in average commercial loans and average commercial real estate finance loans were increases of $83 million, or 41%, and $8 million, or 5%, in the respective national credits portfolios.

Average residential mortgage loans increased $250 million, or 8%, in 2005 compared to 2004, while average consumer loans increased $168 million, or 16%. Consumer loans continued to reflect a shift in mix as growth of $228 million, or 25%, in home equity loans generated by the Connecticut franchise was partially offset by a $60 million, or 70%, reduction in higher-yielding unsecured national personal installment loans, which continued to run off as a result of a management decision to discontinue this type of lending. The growth in home equity lending reflected a combination of the emphasis placed on this line of business by People’s, as well as nationwide trends.

The $510 million, or 23%, decrease in the average securities portfolio in 2005 compared to 2004 reflected the substitution of securities with higher-yielding loans as securities paid down and matured. The duration of the securities portfolio was approximately 1.7 years at December 31, 2005. In addition, People’s invested $150 million in a bank-owned life insurance program with proceeds from maturing securities in 2005.

The overall 61 basis point improvement in the yield on average earning assets in 2005 compared to 2004 primarily reflected the increase in market interest rates since June 2004 and the ongoing shift in asset mix. The interest rate increases initiated by the Federal Reserve had a beneficial effect on the earning asset yield as approximately 30% of the loan portfolio had floating interest rates.

In 2005, average funding liabilities totaled $9.4 billion, essentially flat with 2004 before the allocation of funding liabilities to discontinued operations. Average core deposits increased $224 million, or 3%, and comprised 94% of average funding liabilities in 2005 compared to 91% in 2004 before the allocation of funding liabilities to discontinued operations. Average non-interest-bearing core deposits increased $98 million, or 5%, and average interest-bearing core deposits increased $126 million, or 2%, due in part to People’s focus on growing core deposits during 2005.

The 27 basis point increase to 1.47% from 1.20% in the rate paid on average funding liabilities in 2005 compared to 2004 primarily reflected the increase in market interest rates throughout 2005 and the shift in deposit mix. The rates paid on average core deposits increased 32 basis points in 2005, reflecting increases of 50 basis points in time deposits and 25 basis points in savings and money market deposits in response to rising market interest rates, partially offset by growth in non-interest-bearing core deposits. The change in the mix of average interest-bearing core deposits reflected a $377 million, or 17%, increase in higher-rate time deposits, partially offset by a $251 million, or 6%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates. Average time deposits comprised 29% of average total deposits in 2005, compared to 26% in 2004.

Average purchased funds decreased $186 million, or 33%, and average subordinated notes decreased $25 million, or 17%, in 2005 compared to 2004. In December 2005, People’s repurchased $13.5 million of its 9.875% subordinated notes due 2010.

In the first quarter of 2004, People’s used a portion of the proceeds from the sale of its credit card business to pay down interest-bearing liabilities. The repayment of slightly over $1 billion in high-cost wholesale liabilities and the cancellation of $770 million in derivative positions relating to a portion of these liabilities had a net beneficial impact on the net interest margin in 2004.

Average Balance, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2006, 2005 and 2004. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s has ceased to accrue interest. The impact of People’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the risk management objective.

For 2004, the net interest margin, net interest income and average funding liabilities reflect a reduction in funding liabilities and interest expense relating to the earning assets of the credit card business that were reclassified to discontinued operations for the periods prior to the sale in the first quarter of 2004. Interest expense was allocated to discontinued operations for 2004 by applying the weighted-average cost of funds previously used for credit card segment reporting purposes to the average earning assets of the discontinued operations for 2004, with a corresponding reduction in total interest expense.

Average Balance, Interest and Yield/Rate Analysis

	2006			2005			2004
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$106.6	$5.3	4.97%	$54.5	$1.5	2.86%	$198.0	$2.3	1.19%
Securities purchased under agreements to resell	16.6	0.8	4.98	22.8	1.0	4.22	—	—	—
Securities (1)	803.8	30.0	3.74	1,737.8	60.3	3.47	2,248.0	72.5	3.23
Loans:
Residential mortgage	3,758.8	185.2	4.93	3,413.3	154.7	4.53	3,163.4	137.7	4.35
Commercial	2,135.7	146.5	6.86	1,825.5	108.7	5.95	1,437.6	73.3	5.10
Commercial real estate finance	1,765.1	126.0	7.14	1,790.5	116.2	6.49	1,760.7	105.0	5.96
Consumer	1,288.3	88.3	6.85	1,203.3	65.8	5.47	1,035.0	46.7	4.51

Total loans	8,947.9	546.0	6.10	8,232.6	445.4	5.41	7,396.7	362.7	4.90

Total earning assets	$9,874.9	$582.1	5.90%	$10,047.7	$508.2	5.06%	$9,842.7	$437.5	4.45%

Funding liabilities:
Deposits:
Non-interest-bearing deposits	$2,090.7	$—	—%	$2,142.0	$—	—%	$2,043.7	$—	—%
Savings, interest-bearing checking and money market	3,464.3	49.2	1.42	4,023.4	42.6	1.06	4,274.7	34.4	0.81
Time	3,308.7	128.8	3.89	2,648.8	72.6	2.74	2,271.5	50.9	2.24

Total core deposits	8,863.7	178.0	2.01	8,814.2	115.2	1.31	8,589.9	85.3	0.99
Non-core deposits	118.4	2.1	1.85	167.2	2.3	1.40	198.5	1.4	0.69

Total deposits	8,982.1	180.1	2.01	8,981.4	117.5	1.31	8,788.4	86.7	0.99

Borrowings:
Federal funds purchased	158.2	7.6	4.78	250.5	7.9	3.19	249.6	3.2	1.25
FHLB advances	47.2	2.4	5.15	50.3	1.4	2.73	176.1	9.4	5.32
Repurchase agreements	—	—	—	1.7	0.1	2.41	36.1	1.0	2.91

Total borrowings	205.4	10.0	4.87	302.5	9.4	3.11	461.8	13.6	2.94

Subordinated notes	105.0	9.6	9.10	121.2	11.3	9.29	146.5	13.4	9.16

Total	9,292.5			9,405.1			9,396.7
Funding liabilities allocated to discontinued operations (2)	—	—	—	—	—	—	(203.6)	(3.6)	1.77

Total funding liabilities	$9,292.5	$199.7	2.15%	$9,405.1	$138.2	1.47%	$9,193.1	$110.1	1.20%

Excess of earning assets over funding liabilities	$582.4			$642.6			$649.6

Net interest income/spread		$382.4	3.75%		$370.0	3.59%		$327.4	3.25%

Net interest margin			3.87%			3.68%			3.33%

(1)	Average balances and yields for securities available for sale are based on amortized cost.
(2)	Represents an allocation of funding liabilities and interest expense to discontinued operations.

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average earning assets and average interest-bearing liabilities have affected People’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rate); changes in rates (changes in average interest rates multiplied by the prior year’s average balance); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	2006 Compared to 2005 Increase (Decrease)			2005 Compared to 2004 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$2.1	$1.7	$3.8	$(2.5)	$1.7	$(0.8)
Securities purchased under agreements to resell	(0.3)	0.1	(0.2)	1.0	—	1.0
Securities	(34.6)	4.3	(30.3)	(17.4)	5.2	(12.2)
Loans:
Residential mortgage	16.4	14.1	30.5	11.2	5.8	17.0
Commercial	20.0	17.8	37.8	21.8	13.6	35.4
Commercial real estate finance	(1.7)	11.5	9.8	1.8	9.4	11.2
Consumer	4.9	17.6	22.5	8.3	10.8	19.1

Total loans	39.6	61.0	100.6	43.1	39.6	82.7

Total change in interest and dividend income	6.8	67.1	73.9	24.2	46.5	70.7

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(6.5)	13.1	6.6	(2.1)	10.3	8.2
Time	20.9	35.3	56.2	9.3	12.4	21.7

Total core deposits	14.4	48.4	62.8	7.2	22.7	29.9
Non-core deposits	(0.8)	0.6	(0.2)	(0.2)	1.1	0.9

Total deposits	13.6	49.0	62.6	7.0	23.8	30.8

Borrowings:
FHLB advances	(0.1)	1.1	1.0	(4.8)	(3.2)	(8.0)
Federal funds purchased	(3.6)	3.3	(0.3)	—	4.7	4.7
Repurchase agreements	(0.1)	—	(0.1)	(0.9)	—	(0.9)

Total borrowings	(3.8)	4.4	0.6	(5.7)	1.5	(4.2)

Subordinated notes	(1.5)	(0.2)	(1.7)	(2.3)	0.2	(2.1)
Funding liabilities allocated to discontinued operations	—	—	—	3.6	—	3.6

Total change in interest expense	8.3	53.2	61.5	2.6	25.5	28.1

Change in net interest income	$(1.5)	$13.9	$12.4	$21.6	$21.0	$42.6

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2006.

As of December 31, 2006 (dollars in millions)	Actual Balance	Yield/Rate
Earning assets:
Short-term investments	$224.6	5.22%
Securities	77.5	6.00
Loans	9,371.7	6.40

Total earning assets	$9,673.8	6.37%

Funding liabilities:
Non-interest-bearing deposits	$2,294.4	—%
Savings, interest-bearing checking and money market deposits	3,205.2	1.39
Time deposits	3,583.0	4.45
Borrowings	4.1	5.15
Subordinated notes	65.3	9.88

Total funding liabilities	$9,152.0	2.30%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2006	2005	2004	2006/2005	2005/2004
Fee-based revenues:
Service charges on deposit accounts	$77.8	$72.4	$69.2	7.5%	4.6%
Insurance revenue	27.3	28.0	27.9	(2.5)	0.4
Brokerage commissions	12.2	11.7	12.6	4.3	(7.1)
Other fee-based revenues:
Other banking service charges and fees	16.1	15.5	14.4	3.9	7.6
Investment management fees	11.0	10.6	9.9	3.8	7.1
Other fees	8.6	13.3	8.9	(35.3)	49.4

Total other fee-based revenues	35.7	39.4	33.2	(9.4)	18.7

Total fee-based revenues	153.0	151.5	142.9	1.0	6.0

Net security gains (losses):
Equity securities available for sale	0.1	—	(0.3)	n/m	n/m
Debt securities available for sale	(27.4)	—	(4.4)	n/m	n/m
Trading account securities	0.1	(0.1)	—	n/m	n/m

Total net security losses	(27.2)	(0.1)	(4.7)	n/m	n/m

Net gains on sales of residential mortgage loans	2.0	4.0	3.7	(50.0)	8.1
Gain on sale of branches	—	8.1	—	n/m	n/m
Bank-owned life insurance	9.1	3.3	—	n/m	n/m
Other non-interest income	10.5	6.5	9.8	61.5	(33.7)

Total non-interest income	$147.4	$173.3	$151.7	(14.9)%	14.2%

n/m – not meaningful

Non-interest income (especially fee-based revenues) is an important revenue source for People’s that can mitigate the impact of interest rate volatility on net interest income. People’s has focused on enhancing these revenue streams by leveraging its commercial banking relationships, growing existing fee-based revenue generating businesses, and strengthening its retail delivery network and products.

Total non-interest income decreased $25.9 million, or 15%, in 2006, compared to 2005, reflecting net security losses of $27.4 million as part of balance sheet restructuring activities in 2006 and an $8.1 million gain on sale of branches in 2005. Excluding net security losses from both periods and the branch sale gain from 2005, total non-interest income would have increased $9.3 million, or 6%, reflecting higher fee-based revenues, higher bank-owned life insurance income and higher other non-interest income, partially offset by lower net gains on sales of residential mortgage loans.

Revenue from service charges on deposit accounts increased $5.4 million, or 7%, compared to 2005, reflecting changes in People’s fee structure implemented in both the second quarter of 2006 and the third quarter of 2005 to close the gap between People’s pricing practices and those of the competition, partially offset by the impact of higher usage by the public of the cash back option at point of sale locations.

Insurance revenue declined $0.7 million, or 2.5%, in 2006, reflecting industry-wide trends for this business, characterized as a soft market with lower pricing for renewals, as well as reductions related to the sale of a large corporate account in the third quarter of 2006.

Other banking service charges and fees increased $0.6 million in 2006, primarily due to growth in retail banking fees associated with higher levels of Personal Identification Number (“PIN”) debit interchange fees resulting from customer preferences for debit card-related transactions. PIN debit interchange refers to the revenue generated when a customer uses their PIN to make a purchase with their debit card. People’s earns a portion of the purchase amount whenever its customers use their debit card at a retail merchant. This “interchange” is paid by the retail merchant. Other fees decreased $5.1 million, reflecting lower lending-related charges and fees, primarily lower commercial real estate loan prepayment penalties.

As previously discussed, $810 million and $266 million of debt securities were sold in the third and second quarters of 2006, respectively, resulting in net security losses of $23.4 million and $4.0 million for the respective periods. People’s also sold $25 million in securities purchased under agreements to resell in the third quarter of 2006 at a loss of $0.3 million, which is reported in other non-interest expense. These transactions were undertaken to better position People’s balance sheet for the prevailing interest rate environment.

Net gains on sales of residential mortgage loans decreased $2.0 million in 2006, reflecting lower residential mortgage loan origination volume and subsequent lower levels of fixed-rate loan sales. Sales volume of fixed-rate residential mortgage loans decreased approximately 40% in 2006, which is consistent with the 39% decrease in fixed-rate residential mortgage originations compared to 2005. Residential mortgage originations totaled $1.1 billion in 2006, compared to $1.4 billion in 2005.

People’s invested an additional $50 million in the first quarter of 2006 in bank-owned life insurance, after an initial investment of $150 million in the second quarter of 2005 to help defray the rising costs of employee benefits. Increases in the cash surrender value of bank-owned life insurance are included in non-interest income and totaled $9.1 million in 2006 ($13.7 million on a taxable-equivalent basis), compared to $3.3 million ($5.1 million on a taxable-equivalent basis) for 2005.

The increase in other non-interest income compared to 2005 reflects a $2.7 million increase in rental income resulting from the higher level of equipment leased to PCLC customers. In addition, other non-interest income for the 2006 period includes a $0.7 million net gain from the sale of a large corporate insurance account by RC Knox, a $0.7 million gain from the redemption of common stock received in conjunction with the MasterCard Incorporated initial public offering given People’ debit card business and $0.6 million of interest related to the completion of a federal tax audit.

Total non-interest income increased $21.6 million in 2005 compared to 2004, reflecting an $8.1 million gain on the sale of three branches, higher fee-based revenues, higher bank-owned life insurance income and higher net security losses in 2004, partially offset by a reduction in other non-interest income in 2005 due to the elimination of servicing income from The Royal Bank of Scotland Group (“RBS”), which purchased People’s credit card business in 2004.

Service charges on deposit accounts increased $3.2 million compared to 2004, reflecting changes in People’s fee structure implemented in the third quarter of 2005 to close the gap between People’s pricing practices and those of the competition, partially offset by the impact of promotional campaigns on certain commercial and retail checking fees that began in the third quarter of 2004.

Insurance revenue reflects higher commissions earned by RC Knox in a soft insurance market, offset by lower contingent commission revenue and lower fee-based revenues from the sale of life insurance products offered in People’s branch network. The decrease in brokerage commissions primarily reflects lower fees received from sales of annuity products.

Other banking service charges and fees increased primarily due to growth in retail banking fees associated with higher levels of PIN debit interchange fees resulting from customer preferences for debit card-related transactions. The increase in other fees reflects higher lending-related charges and fees, including higher commercial real estate loan prepayment penalties received as a result of the low interest rate environment in 2005.

People’s invested $150 million in the second quarter of 2005 in a bank-owned life insurance program to help defray the rising costs of employee benefits. Increases in the cash surrender value of bank-owned life insurance are included in non-interest income and totaled $3.3 million in 2005.

Included in other non-interest income in 2004 was $4.8 million of servicing income related to the interim servicing agreement with RBS following the credit card sale.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2006	2005	2004	2006/2005	2005/2004
Compensation and benefits	$202.9	$195.5	$194.3	3.8%	0.6%
Occupancy and equipment	62.2	62.4	69.3	(0.3)	(10.0)
Professional and outside service fees	24.3	26.1	25.8	(6.9)	1.2
Advertising and promotion	10.3	9.9	9.8	4.0	1.0
Stationery, printing and postage	7.5	7.1	8.0	5.6	(11.3)
Amortization of other acquisition-related intangibles	1.1	1.8	3.4	(38.9)	(47.1)
Other non-interest expense	38.6	36.9	35.7	4.6	3.4

Total	346.9	339.7	346.3	2.1	(1.9)
Liability restructuring costs	—	2.7	133.4	n/m	n/m
Goodwill impairment charge	—	2.0	—	n/m	n/m

Total non-interest expense	$346.9	$344.4	$479.7	0.7%	(28.2)%

Efficiency ratio	61.3%	62.8%	69.2%

n/m—not meaningful

Total non-interest expense in 2006 increased $2.5 million, or 1%, compared to 2005, primarily reflecting higher compensation and benefits and lower professional and outside service fees. The improvement in People’s efficiency ratio in 2006 reflects a $22.8 million, or 4%, increase in revenue.

Total non-interest expense in 2006 included the following items: severance-related expenses totaling $1.6 million (recorded to compensation and benefits); a $0.3 million charge related to the sale of $25 million of securities purchased under agreements to resell as part of balance sheet restructuring activities (recorded to other non-interest expense); and a $0.9 million charge related to the resolution of an RC Knox contingency (recorded to other non-interest expense). Total non-interest expense in 2005 included the following items: liability restructuring costs of $2.7 million; a $0.7 million charge related to the accelerated vesting of stock options (recorded to compensation and benefits); and a $2.0 million goodwill impairment charge. Excluding these expenses from the respective years, total non-interest expense in 2006 would have increased $5.1 million, or 2%, compared to 2005.

Compensation and benefits increased $6.5 million, or 3%, compared to the 2005 period, after excluding the items discussed above. The increase reflects the combination of normal merit increases, higher accruals for incentive compensation, and increased pension costs, partially offset by lower health care expenses. On September 29, 2006, People’s contributed $91.5 million to its employee retirement plan, representing the maximum deductible contribution per Internal Revenue Service rules. Earnings on these contributions are expected to significantly reduce People’s pension expense beginning in 2007.

Professional and outside service fees decreased $1.8 million, or 7%, compared to the 2005 period, reflecting lower utilization of information technology contractors and lower costs for People’s declining national consumer loan portfolio, partially offset by higher legal costs related to People’s conversion to a federal charter and costs related to infrastructure initiatives.

The increase in other non-interest expense compared to 2005 primarily reflects a $2.0 million increase in the amortization of equipment leased to PCLC customers, partially offset by lower operational charge-offs.

The $2.0 million goodwill impairment charge in 2005 related to the decision to combine Olson Mobeck Investment Advisors, Inc. with one of People’s other businesses in the consumer financial services business segment.

Total non-interest expense in 2005 decreased $135.3 million, or 28%, compared to 2004. Included in total non-interest expense were certain nonrecurring expenses totaling $0.7 million in 2005 and $9.3 million in 2004, liability restructuring costs of $2.7 million in 2005 and $133.4 million in 2004, as well as a $2.0 million goodwill impairment charge in 2005. Excluding these expenses from the respective years, total non-interest expense would have increased $2.0 million, or 1%, in 2005 compared to 2004. The improvement in People’s efficiency ratio in 2005 primarily reflects a $53.1 million, or 11%, increase in revenue.

Included in compensation and benefits was a $0.7 million nonrecurring charge related to the accelerated vesting of stock options in 2005 and $6.7 million of nonrecurring expenses in 2004. Compensation and benefits increased $7.2 million, or 4%, compared to 2004, after excluding these nonrecurring expenses from both years. The increase reflects the combination of normal merit increases; higher accruals for incentives tied to overall bank performance; higher incentive compensation for revenue-generating businesses and increased health care costs.

Occupancy and equipment decreased $6.9 million in 2005 compared to 2004, reflecting a $3.2 million, or 14%, reduction in depreciation expense and a substantially higher level of costs incurred in 2004 to upgrade personal computers throughout the bank.

Professional and outside service fees and other non-interest expense included nonrecurring expenses of $0.4 million and $2.2 million, respectively, in 2004.

Discontinued Operations

Income from discontinued operations, net of income taxes, totaled $2.3 million in 2006, compared to $11.2 million in 2005 and $205.3 million in 2004.

Included in income from discontinued operations was an after-tax charge of $0.5 million in 2006 from the resolution of a contingency related to the sale of People’s credit card business in 2004, after-tax income of $6.2 million in 2005 from the resolution of a significant contingency related to the credit card sale and an after-tax gain of $198.5 million in 2004 from the sale of the credit card business. See Note 22 to the Consolidated Financial Statements.

People’s continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income. Recoveries, net of collection costs, totaled $4.1 million, $7.7 million and $11.2 million in 2006, 2005 and 2004, respectively. The level of recoveries is expected to continue declining in 2007 due to the aging and diminishing pool of charged-off accounts.

Income Taxes

Income tax expense (benefit) from continuing operations totaled $57.8 million in 2006, compared to $64.1 million in 2005 and $(8.6) million in 2004. Income tax benefits of $2.4 million, $2.0 million and $4.0 million are included in income tax expense (benefit) from continuing operations in 2006, 2005 and 2004, respectively. These benefits relate to certain prior-year tax matters, including the completion of federal tax audits in 2005 and 2004. Excluding these benefits from the respective years, People’s effective income tax rate from continuing operations would have been 33.5% in 2006, 34.8% in 2005 and 32.4% in 2004. The lower effective income tax rate for 2006 compared to 2005 primarily reflects the higher level of tax-exempt bank-owned life insurance income earned in 2006.

Income tax expense (benefit) for all three years reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax.

Earning Assets

The discussion of earning assets has been grouped into Treasury, Consumer Financial Services and Commercial Banking.

Treasury – Securities

	2006		2005		2004
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$29.6	$29.6	$27.3	$27.3	$11.7	$11.7
Securities held to maturity:
Corporate and other	1.1	1.1	1.3	1.3	1.3	1.3
Mortgage-backed securities	—	—	0.1	0.1	0.1	0.1

Total securities held to maturity	1.1	1.1	1.4	1.4	1.4	1.4

Securities available for sale:
Debt securities:
U.S. Treasury and agency	25.9	25.9	295.0	287.7	488.8	485.1
Mortgage-backed securities and collateralized mortgage obligations (“CMOs”)	—	—	1,036.7	1,014.9	1,525.0	1,514.0
Corporate and other	—	—	—	—	26.2	26.7
State and municipal	—	—	—	—	0.7	0.7

Total debt securities	25.9	25.9	1,331.7	1,302.6	2,040.7	2,026.5

Equity securities:
FHLB stock	20.1	20.1	30.6	30.6	30.6	30.6
Other	0.6	0.8	0.9	1.1	0.9	1.0

Total equity securities	20.7	20.9	31.5	31.7	31.5	31.6

Total securities available for sale	46.6	46.8	1,363.2	1,334.3	2,072.2	2,058.1
Net unrealized gain (loss) on securities available for sale	0.2	—	(28.9)	—	(14.1)	—

Total securities available for sale, at fair value	46.8	46.8	1,334.3	1,334.3	2,058.1	2,058.1

Total securities	$77.5	$77.5	$1,363.0	$1,363.0	$2,071.2	$2,071.2

People’s has historically utilized the securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, interest rate risk management, asset diversification and tax planning. Securities available for sale are used as part of People’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

People’s primarily invests in debt securities rated in the four highest categories assigned by a nationally recognized statistical ratings organization. Management has internal guidelines for the credit quality and duration of People’s debt securities portfolio and monitors these on a regular basis.

People’s strives to maintain an appropriate balance between loan portfolio growth and core deposit funding. People’s management currently believes that, other than for transitional deployment of excess core deposits or excess equity, a large securities portfolio funded with wholesale borrowings provides limited economic value. As part of this focus, People’s has reduced its securities portfolio by $3.2 billion since December 31, 2002 and increased its loans by $2.7 billion over the same period. People’s has also reduced borrowings by $2.4 billion since year-end 2002.

During the second and third quarters of 2006, People’s sold approximately $1.1 billion of debt securities as part of the restructuring of its balance sheet. Realized losses from these sales of $27.4 million are included in net security losses in the Consolidated Statements of Income. In the second quarter of 2006, People’s decided to exit a product line and cease purchasing federal funds from a group of smaller New England community banks. The sale of securities was undertaken to pay down the related borrowings. During the third quarter of 2006, People’s completed the sale of substantially its entire remaining debt securities portfolio to better position its balance sheet for the prevailing interest rate environment. At December 31, 2006, People’s securities portfolio totaled $78 million, or 1% of total assets, and wholesale borrowings totaled $4 million, or less than 0.5% of total assets, which represent ratios well below industry averages.

At December 31, 2005, People’s securities portfolio totaled $1.4 billion, a $708 million, or 34%, decline from year-end 2004. The reduction in the securities portfolio in 2005 reflects the substitution of higher-yielding loans for lower-yielding securities as securities pay down and mature. The securities portfolio represented 14% of earning assets at December 31, 2005, compared to 21% at year-end 2004, consistent with management’s goal of reducing the percentage of securities to earning assets.

At December 31, 2006, the book value and the market value of the securities available for sale portfolio were approximately equivalent, compared to net unrealized losses of $28.9 million and $14.1 million at year-end 2005 and 2004, respectively. The significant reduction in the unrealized loss in 2006 reflects the sale of securities during 2006 and the resulting significantly smaller securities portfolio. All unrealized gains and those unrealized losses representing temporary declines in value are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a much smaller scale due to the size and short duration of the portfolio. The duration of the debt securities portfolio was approximately 0.07 years at December 31, 2006, compared to 1.7 years at year-end 2005. For a discussion of the regulatory capital treatment of unrealized gains and losses, see “Capital” on page 93.

Lending Activities

People’s conducts its lending activities through its two major business segments that constitute its core businesses: Consumer Financial Services and Commercial Banking. People’s lending activities consist of originating loans secured by residential and commercial properties, and extending secured and unsecured loans to consumers and businesses.

Total loans increased $799 million, or 9%, in 2006 compared to 2005, after increases of 8% in 2005 and 12% in 2004. The increase in 2006 reflects growth of $456 million, or 10%, in Consumer Financial Services and $343 million, or 9%, in Commercial Banking.

The following table summarizes the loan portfolio. Amounts represent gross loans before deducting the allowance for loan losses.

As of December 31 (in millions)	2006	2005	2004	2003	2002
Consumer Financial Services:
Residential mortgage:
Adjustable rate	$3,805.6	$3,410.8	$3,156.6	$2,940.0	$2,515.7
Fixed rate	94.5	97.1	109.8	149.1	355.6

Total residential mortgage	3,900.1	3,507.9	3,266.4	3,089.1	2,871.3

Consumer	1,321.3	1,257.5	1,140.0	980.5	969.3

Commercial Banking:
Commercial real estate finance	1,786.7	1,778.3	1,838.1	1,699.9	1,610.2
Commercial and industrial lending	1,493.8	1,394.5	1,235.9	1,035.2	1,002.6
Equipment financing	869.8	634.7	453.0	300.3	222.0

Total commercial banking	4,150.3	3,807.5	3,527.0	3,035.4	2,834.8

Total loans	$9,371.7	$8,572.9	$7,933.4	$7,105.0	$6,675.4

The following table presents the contractual maturity of loans as of December 31, 2006.

As of December 31, 2006 (in millions)	Consumer Financial Services	Commercial Banking	Total
Amounts due:
One year or less	$272.6	$604.5	$877.1

After one year:
One to five years	126.8	1,552.8	1,679.6
Over five years	4,822.0	1,993.0	6,815.0

Total due after one year	4,948.8	3,545.8	8,494.6

Total	$5,221.4	$4,150.3	$9,371.7

The following table presents, as of December 31, 2006, loan amounts due after December 31, 2006, and whether these loans have fixed interest rates or adjustable interest rates.

(in millions)	Fixed	Adjustable	Total
Consumer Financial Services	$369.4	$4,579.4	$4,948.8
Commercial Banking	1,629.0	1,916.8	3,545.8

Total loans due after one year	$1,998.4	$6,496.2	$8,494.6

Consumer Financial Services

Residential Mortgage Lending

People’s offers its customers a wide range of residential mortgage loan products. These include conventional fixed rate loans, jumbo fixed rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable rate loans, sometimes referred to as ARM loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Authority insured loans and Connecticut Housing Finance Authority loans.

People’s originates these loans through its network of branches and calling officers, as well as in the wholesale market, which accounted for approximately 66%, 59% and 57% of People’s mortgage loan originations for 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, 92% and 97%, respectively, of the residential mortgage portfolio was secured by properties located in Connecticut. Included in residential mortgage loans are construction loans totaling $188 million and $197 million at December 31, 2006 and 2005, respectively. In 2006, People’s Bank’s level of residential mortgage originations declined to $1.1 billion, compared to $1.4 billion in 2005 and $1.6 billion in 2004, consistent with industry-wide trends attributable to rising interest rates.

The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable rate loans accounted for 77% of total residential mortgage originations in 2006, compared to 73% and 72% for 2005 and 2004, respectively. Overall, the volume of refinancings (approximately 41% of 2006 originations) was less than the volume of purchase mortgages as the upward movement in interest rates continues to make the refinancing market relatively less attractive for consumers.

At December 31, 2006, the adjustable rate loan portfolio included $2.2 billion, or 57%, of interest-only loans, compared to $1.6 billion, or 47%, at December 31, 2005. People’s underwriting practices and credit review standards for such loans are consistent with those applied to other types of residential mortgage products. People’s began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements are more restrictive for interest-only loans than for amortizing adjustable rate mortgages. Properties must be a single-family and owner-occupied primary residence, loan-to-value ratios are lower, higher credit scores are required, post closing reserves requirements are greater, and there are limits on cash-out refinances as compared to amortizing adjustable rate mortgages. Amortization of an interest-only loan begins after the initial interest rate change (e.g., after 5 years for a 5/1 adjustable rate mortgage).

Adjustable rate residential loans at December 31, 2006 increased $395 million compared to year-end 2005, while fixed-rate mortgage loans decreased $3 million. Total adjustable rate residential loans increased $254 million in 2005 compared to year-end 2004, while fixed-rate mortgage loans decreased $13 million. The continued growth and performance of the residential mortgage loan portfolio in 2007 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Historically, People’s has held virtually all of the adjustable-rate residential mortgage loans that it originates on its balance sheet and has sold virtually all of the fixed-rate residential mortgage loans that it originates into the secondary market. People’s has recently reassessed its pricing with respect to adjustable-rate residential mortgage loans in light of the prevailing interest rate environment. As a result, People’s believes the level of adjustable-rate residential mortgage loans it originates will be reduced significantly in the near term. People’s intends to continue to actively offer residential mortgage loans of all types through its extensive distribution system. However, if a reduction in originations occurs and continues for an extended period, the balance of People’s residential mortgage loan portfolio will decline.

Residential Mortgage Originations

Years ended December 31 (in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2006 (percent)

Consumer Lending

As of December 31 (in millions)	2006	2005
Home equity credit lines	$1,010.8	$1,027.8
Second mortgages	279.8	184.5
Personal installment loans	14.1	25.8
Other loans	16.6	19.4

Total consumer	$1,321.3	$1,257.5

People’s offers Connecticut-based customers home equity credit lines and second mortgage loans, and to a lesser extent, other forms of installment and revolving credit loans. In the first quarter of 2006, People’s began offering home equity credit lines and loans in Massachusetts and New York. Consumer loans also include unsecured personal installment loans that had been originated nationally in prior years and totaled under $1 million at December 31, 2006, compared to $12 million and $46 million at December 31, 2005 and 2004, respectively. Future growth of People’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies, as well as the success of People’s marketing programs and information-based strategies.

At December 31, 2006 and 2005, approximately 99% and 98%, respectively, of the consumer loan portfolio was to customers located in Connecticut. The increase in consumer loans reflects growth in home equity lending, partially offset by continued declines in national unsecured personal installment loans, which continue to run off as a result of a management decision to discontinue this type of lending. Home equity credit lines decreased $17 million, or 2%, since year-end 2005, after increasing $114 million, or 12%, during 2005 and $288 million, or 46%, during 2004. The slower rate of portfolio growth in an interest rate environment characterized by higher short-term interest rates reflects nationwide trends.

Commercial Banking

The Commercial Banking lending businesses include commercial real estate finance, commercial and industrial lending and equipment financing by PCLC. Shared national credits are included in the commercial real estate finance and commercial and industrial lending portfolios.

Commercial Real Estate Finance

As of December 31 (in millions)	2006	2005
Property Type:
Residential	$513.6	$439.9
Retail	390.7	435.0
Office buildings	360.0	367.1
Industrial/manufacturing	184.8	202.9
Self storage/industrial	97.8	84.9
Hospitality and entertainment	61.8	90.1
Land	61.4	44.8
Health care	53.9	47.0
Special use	47.4	52.3
Other properties	15.3	14.3

Total commercial real estate finance	$1,786.7	$1,778.3

People’s manages the commercial real estate finance portfolio by limiting the concentration in any loan type, term, industry, or to any individual borrower. Historically, People’s primary strategy has been to focus on lending in the state of Connecticut and adjacent states that represent its home market. In addition, People’s will purchase interests in out-of-state loan participations. Included in commercial real estate finance loans are shared national credits totaling $209 million, $143 million and $105 million at December 31, 2006, 2005 and 2004, respectively. People’s highest loan concentration in the commercial real estate finance loan portfolio was in the residential sector, which represented 29% of this loan portfolio at December 31, 2006, compared to 25% at December 31, 2005 and 17% at year-end 2004. Much of the growth in the residential sector was due to increases totaling $86 million, or 117%, for 2006 and $70 million, or 52% for 2005 in shared national credits.

Commercial Real Estate Finance Portfolio

As of December 31 (dollars in millions)

At December 31, 2006, approximately 68% of People’s commercial real estate finance portfolio was secured by properties located in Connecticut, compared to approximately 74% at December 31, 2005. Included in this portfolio are construction loans totaling $541 million, $512 million and $429 million at December 31, 2006, 2005 and 2004, respectively.

Commercial real estate finance is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, Connecticut’s economy. The commercial real estate finance portfolio increased slightly (0.5%) in 2006 and decreased 3% in 2005 after growing 8% in 2004. The slow growth in 2006 and decrease in 2005 reflects the high level of loan prepayments during this period and People’s focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment in Connecticut and may be adversely impacted if the economy slows in 2007.

Commercial Real Estate Finance Diversification

As of December 31, 2006 (percent)

Commercial and Industrial Lending

As of December 31 (in millions)	2006	2005
Industry:
Manufacturing	$412.1	$414.7
Finance, insurance and real estate	354.7	330.4
Service	230.2	208.0
Wholesale distribution	119.9	127.0
Retail sales	113.6	103.6
Health services	108.5	91.9
Arts/entertainment/recreation	61.8	30.7
Transportation/utility	26.4	24.8
Other	66.6	63.4

Total commercial and industrial lending	$1,493.8	$1,394.5

People’s provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

Commercial products are generally packaged together to create a financing solution specifically tailored to the needs of the customer. Taking a total relationship-focused approach with commercial customers to meet their financing needs has resulted in substantial growth in non-interest-bearing deposits over time, as well as in opportunities to provide other banking services to principals and employees of these commercial customers.

The borrower’s ability to repay a commercial loan is closely tied to the ongoing profitability and cash flow of the borrower’s business. Consequently, a commercial loan tends to be more directly impacted by changes in economic cycles that affect businesses generally and the borrower’s business specifically. The availability of adequate collateral is a factor in commercial loan decisions, and loans are generally collateralized and/or guaranteed by third parties.

In 2006, the commercial and industrial lending portfolio increased $100 million, or 7%, compared to increases of $159 million, or 13%, in 2005 and $201 million or 19% in 2004. The increase in 2006 includes a $47 million, or 15%, increase in shared national credits, compared to an increase of $61 million, or 24%, for the full year of 2005. Included in commercial lending are shared national credits totaling $368 million, $321 million and $260 million at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, approximately 66% of the commercial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 69% and 72% at December 31, 2005 and 2004, respectively. The manufacturing sector remains People’s highest commercial loan concentration. While People’s continues to focus on asset quality, the performance of the commercial lending portfolio may be adversely impacted if the economy slows in 2007.

Commercial and Industrial Lending Diversification

As of December 31, 2006 (percent)

Commercial and Industrial Lending Portfolio

As of December 31 (dollars in millions)

Shared National Credits

At December 31, 2006, the shared national credits loan portfolio totaled $577 million, compared to $464 million and $365 million at December 31, 2005 and 2004, respectively, and represented 14%, 12% and 10% of the total Commercial Banking loan portfolio at the respective dates. As discussed above, included in the shared national credits portfolio at December 31, 2006, 2005 and 2004 were commercial loans totaling $368 million, $321 million and $260 million, respectively, and commercial real estate finance loans totaling $209 million, $143 million and $105 million, respectively.

People’s will purchase, and to a lesser extent sell, interests in shared national credits from and to other financial institutions having comparable asset quality standards. At December 31, 2006, the shared national credits loan portfolio included $562 million in loans purchased from other financial institutions and $15 million in loans originated by People’s.

At December 31, 2006, approximately $67 million, or 12%, of the shared national credits loan portfolio is to borrowers who are headquartered in Connecticut, while approximately $288 million, or 50%, is to borrowers located in California, Florida and New York. People’s may grow this portfolio to represent approximately 15% of the overall Commercial Banking loan portfolio.

PCLC

As of December 31 (in millions)	2006	2005
Industry:
Printing	$308.9	$263.0
Transportation/utility	209.5	100.3
General manufacturing	141.6	118.0
Retail sales	85.7	41.5
Packaging	76.7	63.8
Service	28.2	26.1
Wholesale distribution	12.4	12.4
Health services	6.8	8.5
Finance, insurance and real estate	—	1.1

Total PCLC	$869.8	$634.7

PCLC provides equipment financing for customers in 48 states, specializing in financing for the printing, transportation/utility, general manufacturing, retail sales and packaging industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of the overall portfolio. At December 31, 2006, approximately 2% of the portfolio consisted of loans to Connecticut-based businesses, while approximately 39% were loans to customers located in California, Texas, Illinois and Florida.

The PCLC portfolio grew $235 million, or 37%, in 2006, after increasing $182 million, or 40%, in 2005 and $153 million, or 51%, in 2004, reflecting management’s decision to grow this portfolio. Operating on a national scale, PCLC represented 21% of the Commercial Banking loan portfolio at December 31, 2006, compared to 17% and 13% at year-end 2005 and 2004, respectively. Based on the level of growth in this portfolio, the percentage increase in 2007 may not continue at recent levels.

PCLC Diversification

As of December 31, 2006 (percent)

PCLC Loan Portfolio

As of December 31 (dollars in millions)

Asset Quality

People’s actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given risk classification while collection operations focus on minimizing losses once an account becomes delinquent.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s maintains the allowance for loan losses at a level that is believed to be adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate finance, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2006	2005	2004	2003	2002
Beginning allowance for loan losses	$75.0	$72.5	$70.5	$69.2	$73.7

Charge-offs:
Commercial	(5.2)	(0.9)	(0.6)	(1.2)	(3.4)
Consumer	(3.4)	(4.9)	(9.7)	(16.8)	(25.3)
PCLC	(0.6)	(3.1)	(1.5)	(2.0)	(2.4)
Commercial real estate finance	—	(0.1)	(3.2)	—	—
Residential mortgage	(0.1)	(0.1)	(0.2)	(0.1)	—

Total charge-offs	(9.3)	(9.1)	(15.2)	(20.1)	(31.1)

Recoveries:
Commercial	0.4	0.4	0.3	1.4	0.7
Consumer	1.6	2.0	2.8	2.9	2.6
PCLC	0.3	0.3	0.5	0.1	0.1
Commercial real estate finance	2.5	0.1	0.1	0.2	0.6
Residential mortgage	0.1	0.2	0.2	0.1	0.4

Total recoveries	4.9	3.0	3.9	4.7	4.4

Net loan charge-offs	(4.4)	(6.1)	(11.3)	(15.4)	(26.7)
Provision for loan losses	3.4	8.6	13.3	16.7	22.2

Ending allowance for loan losses	$74.0	$75.0	$72.5	$70.5	$69.2

Allowance for loan losses as a percentage of total loans	0.79%	0.87%	0.91%	0.99%	1.04%
Allowance for loan losses as a percentage of non-performing loans	327.9	352.5	264.6	208.4	198.2

The provision for loan losses in 2006 totaled $3.4 million, a $5.2 million, or 60%, reduction compared to $8.6 million for 2005. The 2006 period reflects $4.4 million in net loan charge-offs, partially offset by a $1.0 million reduction in the allowance for loan losses. The 2005 period reflected net loan charge-offs of $6.1 million and a $2.5 million increase in the allowance for loan losses. Net loan charge-offs decreased $1.7 million, or 28%, for 2006, compared to 2005. The allowance for loan losses as a percentage of total loans was 0.79% at December 31, 2006 and 0.87% at December 31, 2005.

Commercial loan net charge-offs reflect a $4.0 million charge-off in the third quarter of 2006 relating to one commercial banking loan that was placed on non-accrual status in the second quarter of 2006 as previously disclosed. Commercial real estate finance net recoveries reflect a $2.3 million cash recovery in the first quarter of 2006 on one non-performing loan that was resolved.

Consumer loan net charge-offs decreased $1.2 million, or 39%, during 2006, reflecting a $1.9 million decrease in national consumer loan net charge-offs, partially offset by a $0.4 million increase in home equity loan net charge-offs and a $0.5 million increase in charge-offs related to consumer overdrafts that were previously reported in non-interest expense through the second quarter of 2005. The average national consumer loan portfolio decreased $21 million, or 81%, on a year-over-year basis and totaled slightly less than $1 million at December 31, 2006.

Net loan charge-offs as a percentage of average total loans equaled 0.05% for 2006, down from 0.07% for 2005, reflecting the $1.7 million decrease in net loan charge-offs and the impact on the ratio of a $715 million, or 9%, increase in average loans, both as compared to 2005. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

The provision for loan losses decreased $4.7 million in 2005 compared to 2004, reflecting lower net loan charge-offs in 2005, partially offset by a $2.5 million increase in the allowance for loan losses in 2005, compared to a $2.0 million increase in the allowance for loan losses in 2004. Net loan charge-offs in 2005 declined $5.2 million, or 46%, compared to 2004. Consumer loan net charge-offs decreased $4.0 million, or 58%, reflecting a 72% decrease in the dollar amount of national consumer loan net charge-offs given a $60 million, or 70%, reduction in this portfolio’s average balances during 2005. The increase in PCLC loan net charge-offs in 2005 reflects a $2.3 million charge-off related to one loan. Commercial real estate finance loan net charge-offs in 2004 reflected a $3.2 million charge-off related to one shared national credit that had been classified as non-performing since 2002.

Net loan charge-offs as a percentage of average total loans decreased 8 basis points to 0.07% in 2005 compared to 0.15% in 2004. In addition to the $5.2 million decrease in net loan charge-offs, the improvement in the net loan charge-off ratio reflected an $836 million, or 11%, increase in average total loans.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2006	2005	2004	2003	2002
Commercial	0.34%	0.04%	0.03%	(0.02)%	0.30%
Consumer	0.14	0.24	0.66	1.48	2.44
PCLC	0.04	0.54	0.27	0.77	1.04
Commercial real estate finance	(0.14)	—	0.18	(0.02)	(0.04)
Residential mortgage	—	—	—	—	(0.02)

Total portfolio	0.05%	0.07%	0.15%	0.22%	0.42%

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	2006		2005		2004		2003		2002
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial real estate finance	$27.5	19.1%	$30.5	20.7%	$30.5	23.1%	$28.0	23.9%	$28.2	24.2%
Commercial	27.5	15.9	25.5	16.3	23.5	15.6	21.5	14.6	21.7	14.9
PCLC	16.0	9.3	13.0	7.4	10.5	5.7	8.5	4.2	4.8	3.5
Consumer	2.0	14.1	3.0	14.7	5.0	14.4	9.5	13.8	11.5	14.6
Residential mortgage	1.0	41.6	3.0	40.9	3.0	41.2	3.0	43.5	3.0	42.8

Total allowance for loan losses	$74.0	100.0%	$75.0	100.0%	$72.5	100.0%	$70.5	100.0%	$69.2	100.0%

Based on a review of trends in key factors used in determining the adequacy of the allowance for loan losses allocated by type of loan, including portfolio growth and changes in risk classifications, People’s decreased the allowance for loan losses and the provision for loan losses by $3.0 million for the commercial real estate finance loan portfolio (reflecting the favorable resolution of non-performing loans discussed above), by $2.0 million for the residential mortgage loan portfolio (reflecting continued favorable credit experience) and by $1.0 million for the consumer loan portfolio (reflecting continued decreases in the national consumer loan portfolio balances) during 2006. These decreases were partially offset by an increase to the allowance for loan losses and a corresponding increase to the provision for loan losses by $3.0 million for the PCLC loan portfolio (reflecting loan growth) and by $2.0 million for the commercial loan portfolio (reflecting loan growth and ratings downgrades) during 2006. As a result of these changes, the total allowance for loan losses declined by $1.0 million in 2006.

A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. The classification of a loan as non-performing does not necessarily indicate that loan principal and interest ultimately will not be collected.

People’s historical experience suggests that a portion of these assets will eventually be recovered. All non-performing loans are in various stages of collection, workout, settlement or foreclosure. When loan workout efforts are exhausted and it is determined that the borrower is unable to repay the obligation, People’s will complete foreclosure procedures, if applicable. Restructured commercial and commercial real estate finance loans are those for which concessions to below market terms, such as below market interest rates or deferral of interest, have been granted due to the borrowers’ financial condition.

Non-Performing Assets

The following table presents information regarding non-accrual loans, restructured loans, real estate owned and repossessed assets:

As of December 31 (dollars in millions)	2006	2005	2004	2003	2002
Non-accrual loans:
Commercial	$11.9	$1.3	$5.2	$3.3	$4.8
Residential mortgage	6.7	6.7	7.5	11.4	13.2
PCLC	2.1	6.2	5.1	4.2	3.3
Consumer	1.7	1.3	0.9	2.5	3.4
Commercial real estate finance	0.2	5.8	8.7	11.4	10.2

Total non-accrual loans	22.6	21.3	27.4	32.8	34.9
Restructured loans	—	—	—	1.0	—

Total non-performing loans	22.6	21.3	27.4	33.8	34.9
Real estate owned (“REO”) and repossessed assets, net	0.1	0.7	1.2	0.5	0.7

Total non-performing assets	$22.7	$22.0	$28.6	$34.3	$35.6

Non-performing loans as a percentage of total loans	0.24%	0.25%	0.35%	0.48%	0.52%
Non-performing assets as a percentage of total loans,
REO and repossessed assets	0.24	0.26	0.36	0.48	0.53
Non-performing assets as a percentage of stockholders’ equity and allowance for loan losses	1.61	1.62	2.25	3.20	3.53

Non-performing assets totaled $22.7 million at December 31, 2006, an increase of $0.7 million, or 3%, compared to December 31, 2005 and improved 2 basis points to 0.24% of total loans, real estate owned and repossessed assets at December 31, 2006. The slight increase in non-performing assets during 2006 reflects increases in non-performing commercial loans of $10.6 million, partially offset by a $5.6 million reduction in non-performing commercial real estate finance loans and a $4.1 million reduction in PCLC non-performing loans. The net increase in non-performing commercial loans since December 31, 2005 reflects one $10.6 million loan classified as non-performing in the fourth quarter of 2006. The net decrease in non-performing commercial real estate finance loans since December 31, 2005 reflects one $5.5 million loan that was resolved in the first quarter of

2006 and generated a $2.3 million cash recovery. Additional activity in non-performing commercial real estate finance loans during 2006 included one $12.1 million loan that was classified as non-performing in the first quarter of 2006 and subsequently repaid in full through payments received in the third and fourth quarters of 2006.

Total non-performing assets at December 31, 2005 decreased $6.6 million, or 23%, from December 31, 2004 and improved 10 basis points to 0.26% of total loans, real estate owned and repossessed assets at December 31, 2005. Reductions of $3.9 million and $2.9 million in non-performing commercial and commercial real estate finance loans, respectively, were partially offset by an increase of $1.1 million in non-performing PCLC loans.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets.

At December 31, 2006, 2005, 2004, 2003 and 2002, People’s portfolio did not include any loans, not included in the table above, which are “troubled debt restructurings” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

As of December 31, 2006, if all non-accruing loans had been current in accordance with their terms and had been outstanding throughout 2006 or since origination if held for part of the year, the gross interest income that would have been recorded in 2006 on such loans would have amounted to approximately $1.9 million. The amount of interest income on the non-accruing loans included in net income in 2006 was $0.7 million.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Capital and Market Risk Management.

Funding

At the current time, People’s primary funding sources are deposits and stockholders’ equity, which represent 98% of total assets at December 31, 2006. Borrowings, while less than 0.5% of total assets at December 31, 2006, are an available source of funding. Based on the Bank’s membership in the Federal Home Loan Bank of Boston and the level of qualifying collateral available at December 31, 2006, People’s had up to $3.5 billion of borrowing capacity. People’s also had unsecured borrowing capacity of $1.1 billion at December 31, 2006.

Deposits

	2006		2005		2004
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Core deposits:
Non-interest-bearing	$2,188.1	—%	$2,218.4	—%	$2,105.4	—%
Savings, interest-bearing checking and money market	3,192.0	1.39	3,749.8	1.29	4,217.5	0.82

Total	5,380.1	0.82	5,968.2	0.81	6,322.9	0.55

Time deposits maturing:
Within 6 months	2,282.7	4.50	1,299.5	2.94	820.6	1.57
After 6 months but within 1 year	980.2	4.63	958.1	3.44	855.8	2.53
After 1 but within 2 years	220.8	3.65	496.4	3.64	442.8	2.75
After 2 but within 3 years	45.4	3.14	89.1	2.86	152.9	3.64
After 3 years	49.2	4.63	61.4	3.47	86.4	3.10

Total	3,578.3	4.47	2,904.5	3.23	2,358.5	2.33

Total core deposits	8,958.4	2.28	8,872.7	1.59	8,681.4	1.02
Non-core deposits	124.2	0.34	209.9	1.27	180.6	0.62

Total deposits	$9,082.6	2.25%	$9,082.6	1.59%	$8,862.0	1.02%

People’s strategy is to focus on increasing deposits by providing a wide range of convenient services to individuals, corporations and municipalities. People’s provides customers access to their deposits through 77 traditional branches, 74 full-service Stop & Shop supermarket branches, seven limited-service branches, over 250 ATMs, telephone banking and an Internet banking site that is fully integrated with People’s brokerage subsidiary, PSI.

Core deposits equaled 84% and 81% of total assets at December 31, 2006 and 2005, respectively. Core deposits and stockholders’ equity constituted over 98% of People’s funding base at December 31, 2006 and over 94% at December 31, 2005.

The expansion of People’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2006, People’s statewide network of Stop & Shop branches held deposits totaling $2.1 billion and deposits in supermarket branches open for more than one year averaged $30 million per store.

In 2006, People’s announced plans to expand into New York State by opening at least 15 new traditional branches in Westchester County over the next three years. Seven of these branches are expected to be opened by the end of 2007. People’s also plans to continue its branch expansion in Connecticut by opening new both traditional and Stop & Shop branches.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s. In addition, People’s believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing core deposits equaled 24% and 25% of core deposits at December 31, 2006 and 2005, respectively.

Time deposits of $100,000 or more totaled $889 million at December 31, 2006, of which $247 million mature within three months, $364 million mature after three months but within six months, $241 million mature after six months but within one year and $37 million mature after one year. There were no brokered certificates of deposit at December 31, 2006, 2005 and 2004.

Commercial deposits fund a significant portion of the loan portfolio. Average non-interest-bearing commercial deposits totaled $939 million in 2006, a $43 million, or 5%, decrease compared to 2005, after increasing $43 million, or 5%, in 2005 and $64 million, or 7%, in 2004. The decrease in 2006 is reflective of the current interest rate environment.

The following table presents, by rate category, time deposits as of December 31, 2006 and 2005.

As of December 31 (in millions)	2006	2005
2.00% or less	$116.7	$571.1
2.01% to 2.50%	92.6	143.8
2.51.% to 3.00%	167.6	261.8
3.01% to 3.50%	160.8	817.7
3.51% and over	3,045.3	1,167.7

Total	$3,583.0	$2,962.1

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2006.

	Period to Maturity from December 31, 2006
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
2.00% or less	$59.7	$34.4	$16.5	$6.0	$—	$0.1	$116.7
2.01% to 2.50%	45.2	13.4	4.8	20.2	8.9	0.1	92.6
2.51% to 3.00%	30.4	28.0	53.8	33.9	17.1	4.4	167.6
3.01% to 3.50%	46.5	10.9	37.8	48.8	12.0	4.8	160.8
3.51% and over	549.6	1,469.3	867.3	111.9	7.3	39.9	3,045.3

Total	$731.4	$1,556.0	$980.2	$220.8	$45.3	$49.3	$3,583.0

Total Core Deposits

As of December 31 (dollars in millions)

Non-Interest-Bearing Deposits

As of December 31 (dollars in millions)

Borrowings

	2006		2005		2004
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overnight federal funds purchased	$4.1	5.15%	$269.9	3.94%	$240.8	2.14%
FHLB advances maturing within 1 month	—	—	25.0	4.00	100.0	2.17

Total borrowings	$4.1	5.15%	$294.9	3.94%	$340.8	2.15%

Total borrowings equaled less than 0.5% of total assets at December 31, 2006, compared to 3% at December 31, 2005. People’s uses federal funds purchased as a source of funds, which are typically unsecured overnight loans among banks. Sources include three of the twelve regional Federal Home Loan Banks and several money center and large regional banks. Federal funds purchased represented less than 0.5% of total assets at December 31, 2006 and 2% of total assets at December 31, 2005.

In previous years, People’s primary source for borrowings was advances from the Federal Home Loan Bank of Boston, which provides credit for member institutions within its assigned region. People’s outstanding Federal Home Loan Bank advances at December 31, 2005 represented less than one-half of one percent of total assets. At December 31, 2006, there were no outstanding Federal Home Loan Bank advances. The average balances of People’s advances from the Federal Home Loan Bank of Boston during 2006, 2005 and 2004 were $47 million, $50 million and $176 million, respectively, and the maximum Federal Home Loan Bank advances outstanding during 2006, 2005 and 2004 were $155 million, $190 million and $849 million, respectively.

Another source of funds in previous years has been repurchase agreements. These transactions involve the sale of securities to broker/dealers under agreements to repurchase the same (or substantially the same) securities. Repurchase agreements with broker/dealers are limited to Reporting Federal Reserve Dealers in government securities that have been approved by People’s Board of Directors.

Subordinated Notes

At December 31, 2006, People’s had $65 million of 9.875% subordinated notes outstanding. Subordinated notes totaled $109 million at December 31, 2005. People’s repaid $44 million of 7.20% subordinated notes that matured on December 1, 2006. People’s repurchased $14 million of its 9.875% subordinated notes in 2005. The 9.875% subordinated notes are due in 2010 and are unsecured general obligations of People’s with interest payable semi-annually, are subordinated to the claims of depositors and People’s other creditors and are not redeemable prior to maturity. They qualify, up to certain limits, as supplementary (tier 2) capital for risk-based capital purposes.

Contractual Cash Obligations

The following table is a summary of People’s contractual cash obligations, other than deposit liabilities, including operating leases. Additional information concerning these contractual cash obligations is included in Notes 9, 10 and 19 to the Consolidated Financial Statements. Purchase obligations included in the table represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2006 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$4.1	$4.1	$—	$—	$—
Subordinated notes	65.3	—	—	65.3	—

Total on-balance-sheet	69.4	4.1	—	65.3	—
Operating leases	154.3	24.0	45.1	37.0	48.2
Purchase obligations	123.5	37.1	56.7	23.9	5.8

Total	$347.2	$65.2	$101.8	$126.2	$54.0

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses People’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. People’s liquidity position is monitored daily by management. The Asset and Liability Management Committee (“ALCO”) is responsible for setting guidelines to ensure maintenance of prudent levels of liquidity.

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s operating, investing and financing activities. At December 31, 2006, People’s liquid assets included $30 million in trading account securities, $569 million in cash and cash equivalents, and $26 million in debt securities available for sale. At December 31, 2006, People’s had pledged securities available for sale with a total fair value of $22 million as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s ability to obtain core deposits and purchased funds at cost-effective rates that are diversified with respect to markets and maturities. Core deposits, which are considered the most stable source of liability liquidity, totaled $9.0 billion at December 31, 2006 , compared to $8.9 billion at December 31, 2005 (representing 85% and 82% of total funding at the respective dates). Purchased funds are used from time to time to diversify People’s funding mix and to support asset growth. People’s purchased funds totaled $47 million at December 31, 2006 and $0.4 billion at December 31, 2005 (representing 0.5% and 4% of total funding at the respective dates).

People’s current sources of purchased funds include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, municipal deposits and repurchase agreements. At December 31, 2006, People’s borrowing limit from FHLB and Federal Reserve Bank advances and repurchase agreements was $3.5 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s had unsecured borrowing capacity of $1.1 billion at December 31, 2006.

At December 31, 2006, People’s had outstanding commitments to originate loans totaling $853 million and approved, but unused, lines of credit extended to customers totaling $2.3 billion. See Note 18 to the Consolidated Financial Statements.

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s other obligations.

Earning Asset Mix

$9.7 billion as of December 31, 2006

Funding Base

$10.5 billion as of December 31, 2006

Capital

People’s total stockholders’ equity was $1.34 billion at December 31, 2006, a $51 million net increase from December 31, 2005, reflecting net income of $124.0 million, partially offset by dividends paid in 2006 of $60 million and a $25 million increase in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2005. The net increase in AOCL primarily reflects a $40 million after-tax increase from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006, partially offset by a $19 million reduction in the net unrealized loss on securities available for sale due to the sales of securities previously discussed.

People’s total stockholders’ equity was $1.29 billion at December 31, 2005, an $89 million net increase compared to $1.20 billion at December 31, 2004. This increase primarily reflects net income of $137.1 million and net stock option-related activity totaling $15 million, partially offset by dividends paid of $52 million and an $11 million increase in AOCL since December 31, 2004. The increase in AOCL primarily reflects a $10 million increase in the after-tax net unrealized loss on securities available for sale in response to rising interest rates.

Dividends declared and paid per common share (other than shares on which Holdings waived receipt of dividends) were $0.97, $0.85 and $0.75 in 2006, 2005 and 2004, respectively. People’s dividend payout ratio (dividends paid as a percentage of net income) in 2006, 2005 and 2004 was 48.3%, 38.3% and 22.9%, respectively. Stockholders’ equity equaled 12.5% of total assets at December 31, 2006, compared to 11.8% at December 31, 2005.

Capital Requirements. OTS capital regulations require federally chartered savings banks, such as People’s, to meet three minimum capital ratios:

Tangible Capital Ratio - A 1.5% tangible capital ratio, calculated as tangible capital to adjusted total assets.

Leverage (Core) Capital Ratio - A 4% leverage (core) capital ratio, calculated as core capital to adjusted total assets. The minimum leverage (core) capital ratio is reduced to 3% if the savings bank received the highest rating on its most recent safety and soundness examination.

Risk-Based Capital Ratio - An 8% total risk-based capital ratio, calculated as total capital to risk-weighted assets. For purposes of this calculation, total capital includes core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s risk profile.

The following summary compares People’s regulatory capital amounts and ratios to OTS minimum requirements as of December 31, 2006. People’s adjusted total assets, as defined, totaled $10.7 billion at December 31, 2006 and People’s risk-weighted assets, as defined, totaled $8.6 billion at December 31, 2006. At December 31, 2006, People’s exceeded each of its capital requirements.

As of December 31, 2006	People’s			OTS Minimum Requirements
(dollars in millions)	Amount		Ratio	Amount	Ratio
Tangible capital	$1,278.4	(1)	12.0%	$159.8	1.5%
Leverage (core) capital	1,278.4	(1)	12.0	426.2	4.0
Total risk-based capital	1,389.7	(2)	16.1	689.5	8.0

(1)	Represents total stockholders’ equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized losses on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

People’s regulatory capital ratios at December 31, 2006 exceeded the OTS numeric criteria for classification as “well capitalized.” See Note 12 to the Consolidated Financial Statements for additional information concerning People’s regulatory capital amounts and ratios.

Market Risk Management

Market risk is the risk of loss to earnings, capital and the fair market values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Risk

For People’s, the only relevant market risk at this time is interest rate risk (“IRR”), which is the potential exposure to earnings or capital that may result from changes in interest rates. People’s actively manages its IRR to achieve a balance between risk, earnings volatility and capital preservation. ALCO has primary responsibility for managing People’s IRR and reports to the Treasury and Finance Committee of the Board of Directors. To evaluate People’s IRR profile, ALCO monitors economic conditions, interest rate trends, liquidity levels and capital ratios. Management also reviews assumptions periodically for projected customer and competitor behavior, in addition to the expected repricing characteristics and cash flow projections for assets, liabilities and off-balance-sheet financial instruments. Actual conditions may vary significantly from People’s assumptions.

Management evaluates the impact of IRR on “Income at Risk” using an earnings simulation model to project earnings under multiple interest rate environments over a one-year time horizon resulting in a quantification of IRR. Income at Risk includes significant interest rate sensitive income sources, such as net interest income, gains on sales of residential mortgage loans and BOLI income.

The earnings projections are based on a static balance sheet and estimates of pricing levels for People’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s estimates its base case Income at Risk using current interest rates. Internal guidelines regarding IRR simulation specify that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 10% for a 100 basis point shift; 15% for a 200 basis point shift; and 20% for a 300 basis point shift.

The following table shows the estimated percentage increase (decrease) in People’s Income at Risk over a one-year simulation period beginning December 31, 2006. Given the slope of the yield curve at December 31, 2006, simulations for declines in interest rates below 300 basis points were not meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	7.46%
+200	5.41
+100	2.88
-100	(3.11)
-200	(7.55)
-300	(15.97)

While Income at Risk simulation identifies earnings exposure over a relatively short time horizon, Market Value of Equity (“MVE”) takes a long-term economic perspective when quantifying IRR. MVE identifies possible margin behavior over a longer time horizon and is therefore a valuable complement of interest rate risk management. Base case MVE is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

Internal guidelines limit the exposure of a decrease in MVE resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points – 10% of base case MVE; for 200 basis points – 15% of base case MVE; and for 300 basis points – 20% of base case MVE.

The following table shows the estimated percentage decrease in People’s MVE, assuming various shifts in interest rates. Given the slope of the yield curve at December 31, 2006, simulations for declines in interest rates below 300 basis points were not meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(6.31)%
+200	(3.65)
+100	(1.47)
-100	(0.82)
-200	(3.54)
-300	(6.64)

Management believes People’s interest rate risk position at December 31, 2006 represents an acceptable level of risk. However, given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s models.

People’s uses derivative financial instruments, including interest rate swaps and interest rate floors, as components of its IRR management. People’s has written guidelines that have been approved by the Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At December 31, 2006, each of People’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

People’s is currently using interest rate swaps and interest rate floors to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate swaps, which are accounted for as fair value hedges, are used to match more closely the repricing of certain commercial real estate finance loans and the funding associated with these loans. The interest rate swaps effectively convert the funding liabilities from a variable interest rate into a fixed interest rate and consequently reduce People’s exposure to increases in interest rates and their effect on interest income and interest expense.

People’s is currently using interest rate floors to partially manage its exposure to a decrease in interest income resulting from declines in certain interest rates. These interest rate floors, which are accounted for as cash flow hedges, offer protection against a decline in interest income if the one-month LIBOR-index rate used to reprice certain floating-rate commercial loans declines below the strike rate on the interest rate floors. If the one-month LIBOR-index rate falls below the specified strike rate, People’s would receive an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate, which in effect, would offset the decline in interest income earned on the hedged floating rate commercial loans from the decline in interest rates.

Foreign Currency Risk

Foreign exchange forward contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans.

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s in its management of IRR. Also see Note 18 to the Consolidated Financial Statements.

As of and for the year ended December 31, 2006 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at year end	$700.0	$6.9	$13.1
Weighted average remaining term to maturity (in months)	49	77	2
Decrease in pre-tax income	$(0.8)	$—	$—
Fair value:
Recognized as an asset	11.5	—	—
Recognized as a liability	—	0.2	0.3

As of and for the year ended December 31, 2005 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at year end	$400.0	$9.6	$17.4
Weighted average remaining term to maturity (in months)	60	85	3
Decrease in pre-tax income	$—	$(0.7)	$—
Fair value:
Recognized as an asset	5.9	—	—
Recognized as a liability	—	0.4	—

Holding Company Structure

In 1988, People’s became a capital stock savings bank as part of a reorganization from its original form as a mutual savings bank. That process also resulted in the formation of People’s Mutual Holdings (“Holdings”), a mutual-form financial holding company that is subject to regulation by the Board of Governors of the Federal Reserve System.

At December 31, 2006, Holdings owned 82.0 million shares of People’s common stock, representing 57.7% of the total number of outstanding shares of People’s common stock. By virtue of its ownership of a majority of People’s outstanding shares, Holdings is able to elect all of the members of the Board of Directors of People’s and will generally be able to significantly affect the outcome of all matters presented for consideration by the shareholders of People’s.

Holdings is different in significant aspects from an ordinary financial holding company or a bank holding company. Holdings is a corporation without shares of capital stock, and Holdings’ Articles of Incorporation require its Board of Trustees to consider the impact of its actions on a variety of constituencies in making certain business decisions. These include the depositors, employees and debtholders of People’s, and the well-being of the communities in which People’s conducts business, but do not include People’s shareholders. Thus, Holdings will act in a manner that furthers the general interests of these various constituencies.

Since its formation in 1988, Holdings has consistently waived the receipt of cash dividends on substantially all of the shares of People’s common stock it owns. The Board of Directors of People’s establishes the rate at which dividends are declared with advance knowledge of the amount of dividends to be waived by Holdings. No dividends are declared on shares for which Holdings waives the dividend. If dividends had actually been declared and paid on all outstanding shares of People’s common stock at the same rate as was declared and paid on shares not subject to the waiver, Holdings would have received additional dividends of approximately $78 million in 2006. There can be no assurance that Holdings will continue to waive the receipt of cash dividends in any future period, and Holdings retains the right to accept payment of future cash dividends on all of the People’s common stock it owns, at its discretion.

On September 20, 2006, People’s and Holdings announced their plan to convert from a mutual holding company structure to a fully-public stock holding company structure. The Boards of Holdings and People’s have adopted a Plan of Conversion and Reorganization (the “Plan”). The transactions contemplated by the Plan are subject to approval by People’s stockholders, its depositors and the OTS. On February 14, 2007, the OTS gave its conditional approval to the Plan. Special meetings of People’s stockholders and depositors to approve the Plan are scheduled for April 5, 2007. See Note 23 to the Consolidated Financial Statements.

Forward-Looking Statements

Periodic and other filings made by People’s with the OTS (with the FDIC prior to the charter conversion on August 18, 2006) pursuant to the Securities Exchange Act of 1934 may from time to time contain information and statements that are forward-looking in nature. Such filings include the Annual Report to Shareholders, Form 10-K, Form 10-Q and Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s or its representatives from time to time may also contain forward-looking statements.

In general, forward-looking statements usually use words such as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to People’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.

All forward-looking statements are subject to risks and uncertainties that could cause People’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s include, but are not limited to: (i) changes in general economic conditions, including interest rates; (ii) potential improvements or deterioration in credit quality; (iii) competition among providers of financial services; (iv) residential mortgage and secondary market activity; (v) changes in accounting and regulatory guidance applicable to banks; and (vi) price levels and conditions in the public securities markets generally.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

STATEMENT OF MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, content and integrity of the consolidated financial statements and all other information included in this annual report. The consolidated financial statements and related footnotes are prepared in conformity with accounting principles generally accepted in the United States of America. Management is also responsible for compliance with laws and regulations relating to safety and soundness as designated by the Office of Thrift Supervision.

The consolidated financial statements as identified in the accompanying Report of Independent Registered Public Accounting Firm have been audited by KPMG LLP, an independent registered public accounting firm. These audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included tests of the accounting records and other auditing procedures considered necessary to formulate an opinion on the consolidated financial statements.

The Board of Directors has an Audit Committee composed of five outside directors, each of whom meets the criteria for independence as set forth in applicable listing standards. The Audit Committee meets regularly with the independent auditors, the internal auditors and management to ensure that the system of internal control over financial reporting is being properly administered and that financial data is being properly reported. The Audit Committee reviews the scope and timing of internal audits, including recommendations made with respect to the system of internal control over financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over financial reporting for People’s. Management maintains a system of internal control over financial reporting, including an internal audit function, which is designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized, and that accounting records are reliable for the preparation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of People’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

/s/ John A. Klein	/s/ Philip R. Sherringham
John A. Klein	Philip R. Sherringham
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

February 28, 2007

Item 8.	Financial Statements and Supplementary Data

The information presented in response to this item, which begins on page F-1, is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Contro ls and Procedures

The information presented in response to this item relates to the disclosure controls and procedures and the internal control over financial reporting of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

The individuals providing the certifications included as exhibits to this report (the “Certifying Officers”) have concluded that the design and operation of People’s Bank disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by People’s Bank in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner. This conclusion is based on an evaluation of People’s Bank disclosure controls and procedures conducted under the supervision and with the participation of the Certifying Officers.

During the quarter ended December 31, 2006, there has not been any change in People’s Bank’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, People’s Bank’s internal control over financial reporting.

People’s Bank Management’s Report on Internal Control over Financial Reporting appears on page 100 and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-3.

Item 9B.	Ot her Information

None.

Item 10.	Directors and Executiv e Officers of the Registrant

Response omitted in reliance on General Instruction I 1(a) and (b) of Form 10-K

Item 11.	Executive Compensation

Response omitted in reliance on General Instruction I 1(a) and (b) of Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Response omitted in reliance on General Instruction I 1(a) and (b) of Form 10-K

Item 13.	Cert ain Relationships and Related Transactions, and Director Independence

Response omitted in reliance on General Instruction I 1(a) and (b) of Form 10-K

Item 14.	Principal Accounting Fees and Services

The information presented in response to this item is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion.

The Audit Committee appointed the firm of KPMG LLP, independent registered public accountants, as People’s Bank’s independent auditors for the year ending December 31, 2006. KPMG LLP has served as the independent auditors of People’s Bank since 1986. In taking this action, the Audit Committee reviewed the firm’s professional competence, proposed audit scope and related fees, and the types of non-audit services rendered by the firm and related fees. Fees billed by KPMG LLP to People’s Bank for professional services rendered during each of the two most recent fiscal years were as follows:

Audit Fees

Fees for the audit of People’s Bank annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 and for the review of interim consolidated financial statements included in People’s Bank’s Form 10-Q filings during those years totaled $1,428,000 in 2006 and $1,243,000 in 2005. The 2006 audit fees included $165,000 related to the issuance of comfort letters and consents in conjunction with the second step conversion.

Audit-Related Fees

Fees for assurance and related services reasonably related to the audit or review of People’s Bank’s financial statements (to the extent not classified as “Audit Fees”) totaled $72,000 in 2006 and $83,000 in 2005. For each of those years, these services consisted of: financial statement audits for People’s Bank’s pension plan and employee savings plan; and preparation of a report on certain internal control policies and procedures of People’s Bank’s Trust Department.

Tax Fees

People’s Bank did not pay any fees for tax compliance, tax advice or tax planning services to KPMG LLP either in 2006 or 2005.

All Other Fees

KPMG LLP did not provide or bill for any products and professional services other than those included in the three categories listed above either in 2006 or in 2005.

The Audit Committee has sole authority to appoint People’s Bank’s independent auditors. In making this appointment, the Audit Committee carefully considered the firm’s qualifications as auditors for People’s Bank. This included a review of its performance in prior years, as well as its reputation for integrity and competence in the fields of accounting and auditing. The Committee has expressed its satisfaction with KPMG LLP in all of these respects. In addition, the Audit Committee considered the matters discussed above under the heading “Audit Committee Report.” The Audit Committee also considered factors relating to the independence of KPMG LLP, including whether KPMG LLP’s provision of non-audit services (i.e., services giving rise to fees other than the audit fees disclosed above) is compatible with maintaining KPMG LLP’s independence.

By resolution adopted on November 20, 2003, the Audit Committee has delegated to George P. Carter (Chairman of the Audit Committee and an independent director under applicable listing standards) the authority to pre-approve the rendering of audit services and permissible non-audit services by People’s Bank’s independent auditor. Mr. Carter is required to report any exercise of this authority to the full Audit Committee at its next scheduled meeting, and to seek the Audit Committee’s ratification of any action so taken.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The information presented in response to subsection (a) of this item is that of People’s Bank, which will become the primary operating subsidiary of People’s United Financial, Inc. upon completion of the conversion. The following consolidated financial statements of People’s Bank and the independent registered public accounting firm reports thereon are included herein beginning on page F-1:

Consolidated Statements of Condition as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2)	Financial statement schedules have been omitted as they are not applicable or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following Exhibits are filed with this Report or are incorporated by reference. Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement. All filings made prior to September 30, 2006 were filed with the Federal Deposit Insurance Corporation.

Designation	Description
1.1	Engagement Letter by and among Ryan Beck & Co., Inc., People’s Mutual Holdings and People’s Bank, dated September 15, 2006 (incorporated by reference to Exhibit 1.1 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

1.2	Engagement Letter by and among Morgan Stanley & Co., Incorporated, People’s Mutual Holdings and People’s Bank, dated September 14, 2006 (incorporated by reference to Exhibit 1.2 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

1.3	Form of Agency Agreement to be entered into by People’s United Financial, Inc., People’s Mutual Holdings, People’s Bank, Ryan Beck & Co., Inc., Morgan Stanley & Co., Incorporated, and other agents (incorporated by reference to Exhibit 1.3 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

2.1	Amended and Restated Plan of Conversion and Reorganization of People’s Mutual Holdings and People’s Bank (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on December 21, 2006 (Registration No. 333-138389))

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Second Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Reserved.

4.3	Reserved.

4.4	Fiscal and Paying Agency Agreement, dated as of November 16, 2000, between People’s Bank and Bankers Trust Company as Fiscal and Paying Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

Designation	Description
4.5	Form of Global Notes, registered in the name of the nominee of The Depository Trust Company (November 16, 2000) (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.1	Executive Employment Agreement, dated effective June 1, 1999, between People’s Bank and John A. Klein (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.1(a)	Amendment to Executive Employment Agreement, dated December 27, 2005, between People’s Bank and John A. Klein (incorporated by reference to Exhibit 10.1(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.2	Reserved.

10.3	Reserved.

10.4	Summary of Compensation Arrangements for Named Executive Officers (incorporated by reference to Exhibit 10.4 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.5	Form of Agreement for Compensation on Discharge Subsequent to a Change in Control (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.5(a)	Form of Amendment to Agreement for Compensation on Discharge Subsequent to a Change in Control (incorporated by reference to Exhibit 10.5(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.6	Short Term Incentive Plan for Key Employees of People’s Bank (incorporated by reference to Exhibit 10.6 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.7	People’s Bank Deferred Compensation Plan for Certain Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.8	Reserved.

10.9	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.10	Reserved.

Designation	Description
10.10(a)	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.10(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.11	Form of Grant Agreement for Restricted Stock (incorporated by reference to Exhibit 10.11 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.12	Reserved.

10.13	People’s Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.14	The People’s Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.14(a)	Amendment One to The People’s Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.14(a) to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.14(b)	Amendment Two to The People’s Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.14(b) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.15	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.16	Amended and Restated People’s Bank Supplemental Savings Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.16(a)	First Amendment to Amended and Restated People’s Bank Supplemental Savings Plan (incorporated by reference to Exhibit 10.16(a) to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.16(b)	Second Amendment to Amended and Restated People’s Bank Supplemental Savings Plan (incorporated by reference to Exhibit 10.16(b) to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

Designation	Description
10.17	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.18	Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.19	People’s Bank Amended and Restated Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.20	Third Amended and Restated People’s Bank Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.21	The Norwich Savings Society Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.22	The Norwich Savings Society Non-Qualified Deferred Compensation Trust Agreement, dated June 27, 1995, between The Norwich Savings Society and Sachem Trust National Association (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.23	Amendment and Restatement of Deferred Compensation Agreements (undated) between The Norwich Savings Society and Jeremiah J. Lowney, Jr. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.24	Employee Stock Ownership Plan of People’s United Financial, Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on January 12, 2007 (Registration No. 333-138389))

10.25	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

21	Subsidiaries (omitted in reliance on General Instruction I 1(a) and (b) of Form 10-K)

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

Designation	Description
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: April 12, 2007	By:	/s/ John A. Klein
John A. Klein
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: April 12, 2007	By:	/s/ John A. Klein
John A. Klein
Chairman, Chief Executive Officer and President

Date: April 12, 2007	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
Executive Vice President and Chief Financial Officer

Date: April 12, 2007	By:	/s/ Christina M. Bliven
Christina M. Bliven
First Vice President, Acting Controller and Acting Senior Accounting Officer

Date: April 12, 2007	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: April 12, 2007	By:	/s/ George P. Carter
George P. Carter
Director

Date: April 12, 2007	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: April 12, 2007	By:
Eunice S. Groark
Director

Date: April 12, 2007	By:
Janet M. Hansen
Director

Date: April 12, 2007	By:
Richard M. Hoyt
Director

Date: April 12, 2007	By:	/s/ Jeremiah J. Lowney, Jr.
Jeremiah J. Lowney, Jr.
Director

Date: April 12, 2007	By:	/s/ Jack E. McGregor
Jack E. McGregor
Director

Date: April 12, 2007	By:	/s/ James A. Thomas
James A. Thomas
Director

People’s Bank and Subsidiaries

The registrant, People’s United Financial, Inc., a Delaware corporation, which was incorporated on November 2, 2006, has not yet commenced operations and has engaged only in minimal activities to date; accordingly, the financial statements of People’s United Financial, Inc. have been omitted because of their immateriality.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s Bank:

We have audited the accompanying consolidated statements of condition of People’s Bank and subsidiaries (“People’s”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s Bank and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of People’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Stamford, Connecticut

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s Bank:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that People’s Bank and subsidiaries (“People’s”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of People’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that People’s maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s Bank and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

Stamford, Connecticut

February 28, 2007

People’s Bank and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2006	2005
Assets
Cash and due from banks (note 3)	$344.1	$391.6
Short-term investments (note 3)	224.6	31.9

Total cash and cash equivalents	568.7	423.5

Securities (note 4):
Trading account securities, at fair value	29.6	27.3
Securities available for sale, at fair value	46.8	1,334.3
Securities held to maturity, at amortized cost (fair value of $1.1 and $1.4 at each date)	1.1	1.4

Total securities	77.5	1,363.0

Securities purchased under agreements to resell (note 1)	—	25.0

Loans (note 5):
Residential mortgage	3,900.1	3,507.9
Commercial	2,363.6	2,029.2
Commercial real estate finance	1,786.7	1,778.3
Consumer	1,321.3	1,257.5

Total loans	9,371.7	8,572.9
Less allowance for loan losses	(74.0)	(75.0)

Total loans, net	9,297.7	8,497.9

Bank-owned life insurance (note 1)	212.6	154.6
Premises and equipment, net (note 6)	136.8	140.1
Goodwill (note 1)	101.5	101.5
Other acquisition-related intangibles (note 1)	3.5	4.6
Other assets (note 7)	288.6	222.3

Total assets	$10,686.9	$10,932.5

Liabilities

Deposits (note 8):
Non-interest-bearing	$2,294.4	$2,353.1
Savings, interest-bearing checking and money market	3,205.2	3,767.4
Time	3,583.0	2,962.1

Total deposits	9,082.6	9,082.6

Borrowings (note 9):
Federal funds purchased	4.1	269.9
Federal Home Loan Bank advances	—	25.0

Total borrowings	4.1	294.9

Subordinated notes (note 10)	65.3	108.6
Other liabilities	195.4	157.8

Total liabilities	9,347.4	9,643.9

Commitments and contingencies (notes 18 and 19)

Stockholders’ Equity (notes 12 and 13)

Common stock (without par value; 450.0 shares and 150.0 shares authorized; 142.2 shares and 141.6 shares issued and outstanding)	142.2	141.6
Additional paid-in capital	182.9	172.0
Retained earnings	1,062.4	998.4
Accumulated other comprehensive loss (note 15)	(48.0)	(23.4)

Total stockholders’ equity	1,339.5	1,288.6

Total liabilities and stockholders’ equity	$10,686.9	$10,932.5

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2006	2005	2004
Interest and dividend income:
Residential mortgage	$185.2	$154.7	$137.7
Commercial	146.5	108.7	73.3
Commercial real estate finance	126.0	116.2	104.9
Consumer	88.3	65.8	46.7

Total interest on loans	546.0	445.4	362.6
Securities (note 4)	30.0	60.0	72.4
Short-term investments	5.3	1.5	2.2
Securities purchased under agreements to resell	0.8	1.0	—

Total interest and dividend income	582.1	507.9	437.2

Interest expense:
Deposits (note 8)	180.1	117.5	86.7
Borrowings (note 9)	10.0	9.4	13.6
Subordinated notes	9.6	11.3	13.4
Interest allocated to discontinued operations (note 22)	—	—	(3.6)

Total interest expense	199.7	138.2	110.1

Net interest income	382.4	369.7	327.1
Provision for loan losses (note 5)	3.4	8.6	13.3

Net interest income after provision for loan losses	379.0	361.1	313.8

Non-interest income:
Fee-based revenues:
Service charges on deposit accounts	77.8	72.4	69.2
Insurance revenue	27.3	28.0	27.9
Brokerage commissions	12.2	11.7	12.6
Other fees	35.7	39.4	33.2

Total fee-based revenues	153.0	151.5	142.9
Net security losses (note 4)	(27.2)	(0.1)	(4.7)
Bank-owned life insurance (note 1)	9.1	3.3	—
Net gains on sales of residential mortgage loans (note 5)	2.0	4.0	3.7
Gain on sale of branches (note 2)	—	8.1	—
Other non-interest income	10.5	6.5	9.8

Total non-interest income	147.4	173.3	151.7

Non-interest expense:
Compensation and benefits (notes 16 and 17)	202.9	195.5	194.3
Occupancy and equipment	62.2	62.4	69.3
Liability restructuring costs (notes 9, 10 and 18)	—	2.7	133.4
Goodwill impairment charge (note 1)	—	2.0	—
Other non-interest expense	81.8	81.8	82.7

Total non-interest expense	346.9	344.4	479.7

Income (loss) from continuing operations before income tax expense (benefit)	179.5	190.0	(14.2)
Income tax expense (benefit) (note 11)	57.8	64.1	(8.6)

Income (loss) from continuing operations	121.7	125.9	(5.6)

Discontinued operations (note 22):
Income from discontinued operations, net of tax	2.3	5.0	6.8
Gain on sale of discontinued operations, net of tax	—	6.2	198.5

Income from discontinued operations	2.3	11.2	205.3

Net income	$124.0	$137.1	$199.7

Earnings per common share (note 14)
Basic:
Income (loss) from continuing operations	$0.86	$0.89	$(0.04)
Net income	0.88	0.97	1.43
Diluted:
Income (loss) from continuing operations	0.85	0.89	(0.04)
Net income	0.87	0.97	1.42

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2003	$139.5	$137.7	$759.8	$(35.0)	$1,002.0
Net income	—	—	199.7	—	199.7
Other comprehensive income, net of tax (note 15)	—	—	—	22.8	22.8

Total comprehensive income					222.5
Cash dividends on common stock ($0.75 per share)	—	—	(45.8)	—	(45.8)
Stock options and related tax benefits	1.3	19.8	—	—	21.1

Balance at December 31, 2004	140.8	157.5	913.7	(12.2)	1,199.8
Net income	—	—	137.1	—	137.1
Other comprehensive loss, net of tax (note 15)	—	—	—	(11.2)	(11.2)

Total comprehensive income					125.9
Cash dividends on common stock ($0.85 per share)	—	—	(52.4)	—	(52.4)
Stock options and related tax benefits	0.8	14.5	—	—	15.3

Balance at December 31, 2005	141.6	172.0	998.4	(23.4)	1,288.6
Net income	—	—	124.0	—	124.0
Other comprehensive income, net of tax (note 15)	—	—	—	15.4	15.4

Total comprehensive income					139.4
Cash dividends on common stock ($0.97 per share)	—	—	(60.0)	—	(60.0)
Stock options and related tax benefits	0.6	10.9	—	—	11.5
Adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 on December 31, 2006	—	—	—	(40.0)	(40.0)

Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$(48.0)	$1,339.5

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$124.0	$137.1	$199.7
Income from discontinued operations, net of tax	(2.3)	(11.2)	(205.3)

Income (loss) from continuing operations	121.7	125.9	(5.6)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Provision for loan losses	3.4	8.6	13.3
Depreciation and amortization of premises and equipment	19.0	19.7	22.9
Amortization of leased equipment	3.3	1.3	0.7
Goodwill impairment charge	—	2.0	—
Amortization of other acquisition-related intangibles	1.1	1.8	3.4
Deferred income tax expense	33.8	2.7	4.3
Net security losses	27.2	0.1	4.7
Net gains on sales of residential mortgage loans	(2.0)	(4.0)	(3.7)
Originations of loans held-for-sale	(251.2)	(316.8)	(299.4)
Proceeds from sales of loans held-for-sale	197.6	326.2	308.4
Gain on sale of branches	—	(8.1)	—
Net (increase) decrease in trading account securities	(2.3)	(15.6)	6.4
Pension plan contribution	(92.6)	(11.0)	(11.0)
Net changes in other assets and liabilities	0.8	(29.8)	376.5

Net cash provided by operating activities of continuing operations	59.8	103.0	420.9

Cash Flows from Investing Activities:
Purchases of securities purchased under agreements to resell	—	(25.0)	—
Proceeds from sale of securities purchased under agreements to resell	24.7	—	—
Proceeds from sales of securities available for sale	1,648.0	394.7	1,163.1
Proceeds from principal repayments of securities available for sale	223.4	531.1	487.8
Proceeds from principal repayments of securities held to maturity	0.3	—	—
Purchases of securities available for sale	(581.7)	(216.9)	(1,273.9)
Proceeds from sales of loans	12.5	3.8	18.1
Disbursements for loan originations, net of principal collections	(580.7)	(663.7)	(874.3)
Purchase of loans	(188.2)	—	—
Net cash paid in branch sale	—	(51.0)	—
Purchase of bank-owned life insurance	(50.5)	(150.0)	—
Return of premium on bank-owned life insurance	0.9	—	—
Purchases of premises and equipment	(15.7)	(20.6)	(16.4)
Purchases of leased equipment	(21.2)	(1.5)	(5.7)

Net cash provided by (used in) investing activities	471.8	(199.1)	(501.3)

Cash Flows from Financing Activities:
Net increase in deposits	—	281.3	148.0
Net decrease in borrowings with terms of three months or less	(290.8)	(45.9)	(266.1)
Repayments of borrowings with terms greater than three months	—	—	(909.3)
Repayments of subordinated notes	(43.5)	—	—
Repurchases of subordinated notes	—	(13.5)	(132.4)
Cash dividends paid on common stock	(60.0)	(52.4)	(45.8)
Proceeds from issuance of common stock, net of related tax benefits	5.6	15.3	19.2

Net cash (used in) provided by financing activities	(388.7)	184.8	(1,186.4)

Cash Flows from Discontinued Operations:
Operating activities	2.3	1.6	(100.1)
Investing activities	—	—	1,285.2

Net cash provided by discontinued operations	2.3	1.6	1,185.1

Net increase (decrease) in cash and cash equivalents	145.2	90.3	(81.7)
Cash and cash equivalents at beginning of year	423.5	333.2	414.9

Cash and cash equivalents at end of year	$568.7	$423.5	$333.2

Supplemental Information:
Interest payments	$200.0	$137.6	$121.3
Income tax payments	42.5	87.1	99.7
Real estate properties acquired by foreclosure	0.4	0.6	1.8

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

People’s Bank (“People’s”) is a federally-chartered stock savings bank offering a full range of financial services to individual, corporate and municipal customers. People’s provides traditional banking services of accepting deposits and originating loans, as well as specialized financial services through its subsidiaries, including: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. (“RC Knox”).

People’s converted to a federally-chartered stock savings bank from a Connecticut-chartered stock savings bank effective August 18, 2006. The Office of Thrift Supervision (“OTS”) is People’s regulator under the federal charter. Previously under its state charter, People’s was regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). Simultaneously with People’s conversion, People’s Mutual Holdings (“Holdings”) converted to a federally-chartered mutual holding company from a Connecticut-chartered mutual holding company. On September 20, 2006, People’s and Holdings announced their plan to convert from a mutual holding company structure to a fully-public stock holding company structure. See Note 23 for a further discussion.

People’s overall financial results are particularly dependent on economic conditions in the state of Connecticut, which is its primary market, although economic conditions elsewhere in the United States affect its equipment financing and national lending businesses. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of People’s and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including the classification of revenues and expenses to discontinued operations. Actual results could differ from management’s current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates, which are included in the discussion below, are reviewed with the Audit Committee of the Board of Directors.

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments with an original maturity of three months or less, including commercial paper and money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at amortized cost, which approximates fair value.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These include the reclassification of equipment leased to commercial customers, with a net book value of $9.3 million and $7.7 million at December 31, 2005 and 2004, respectively, from premises and equipment to other assets in the Consolidated Statements of Condition. For the years ended December 31, 2005 and 2004, revenue of $1.5 million and $0.9 million, respectively, and amortization expense of $1.3 million and $0.7 million, respectively, previously included in occupancy and equipment in the Consolidated Statements of Income, were reclassified to other non-interest income and other non-interest expense, respectively. The cash flows attributable to the operating and investing activities related to this equipment have been disclosed separately for all years presented in the Consolidated Statements of Cash Flows. The reclassifications were not material to People’s Consolidated Financial Statements.

The cash flows attributable to residential mortgage loans originated with the intent to sell, previously classified as investing activities, are now classified as operating activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.” The reclassification had the effect of increasing subtotals of cash flows from operating activities of continuing operations by $9.4 million and $9.0 million for the years ended December 31, 2005 and 2004, respectively, and decreasing cash flows from investing activities by corresponding amounts. The reclassifications were not material to People’s Consolidated Financial Statements.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term are classified as trading account securities and reported at fair value. Unrealized gains and losses are reported in non-interest income.

Debt securities for which People’s has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and losses on securities available for sale are reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and other asset-backed securities. Federal Home Loan Bank (“FHLB”) stock is a non-marketable equity security reported at cost.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income. Security transactions recorded on the settlement date were limited to purchases of certain mortgage-backed securities during 2004 that had settlement dates occurring up to 30 days after the trade date. These purchases had trade and settlement dates occurring within the same quarter, and interest income began to accrue when the respective security settled. As such, there was no impact on People’s interim or annual financial statements.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security appears to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

ratings of the security; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and People’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Securities Resale Agreements

In securities resale agreements, a counterparty transfers securities to People’s under an agreement to resell the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as a secured loan agreement transaction since the counterparty maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by the counterparty as collateral and People’s does not have the right by contract to sell or repledge that collateral. The market value of the pledged collateral approximates the recorded amount of the secured loan. Decreases in the market value of the transferred securities below an established threshold will necessitate the counterparty providing additional collateral.

Loans and Allowance for Loan Losses

Loans held for sale are reported at the lower of cost or estimated fair value in the aggregate, considering the effect of forward sales commitments, with any adjustment for net unrealized losses reported in non-interest income. All other loans are reported at amortized cost less the allowance for loan losses. Management identifies and designates as loans held for sale all newly originated adjustable-rate and fixed-rate residential mortgage loans that meet certain secondary market requirements as these loans are originated with the intention to sell. From time to time, management identifies and designates certain adjustable-rate residential mortgage loans held in the loan portfolio for sale, and, accordingly, these loans are transferred to loans held for sale.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

Management maintains the allowance for loan losses at a level that is believed to be adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate finance, commercial and PCLC loans, and the

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

results of ongoing reviews of those ratings by People’s independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While management seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

The allowance for loan losses consists of amounts determined in accordance with SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In applying SFAS No. 5, management considers the factors listed in the preceding paragraph in order to estimate a loss allowance for (i) each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis, and (ii) commercial real estate finance and commercial loans that are not considered impaired under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that People’s will be unable to collect all principal and interest due according to the contractual terms of the loan. People’s applies SFAS No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

Interest and Fees on Loans

Interest on loans is accrued to income monthly based on outstanding principal balances. A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, deferred amounts are amortized using either the actual life or the estimated average life of the loan.

Fee-Based Revenues

Service charges on deposit accounts are recorded when earned. Insurance revenues represent commissions earned solely from performing broker- and agency-related services. Insurance commission revenues related to agency-billed policies are recognized at the later of the policy billing date or the policy effective date. Insurance commission revenues on premiums directly billed by insurance carriers are recognized as revenue during the period commissions are paid by the insurance carrier. Brokerage commissions are recognized on a trade-date basis. Investment management fees are accrued when earned based on total assets under management.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies purchased on certain management-level employees. People’s invested $150 million in a BOLI program in 2005 and made an additional $50 million investment in 2006. Increases in the cash surrender value of these policies and death benefits in excess of the related invested premiums are included in non-interest income in the Consolidated Statements of Income, while insurance proceeds received are recorded as a reduction in the cash surrender value.

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization, except for land, which is reported at cost. Buildings, data processing and other equipment, computer software, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, the estimated useful life of the improvements or 10 years. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. The estimated useful lives are as follows: buildings—40 years; data processing and other equipment—3 to 5 years; computer software—3 to 5 years; and furniture and fixtures—10 years.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill and Other Acquisition-Related Intangibles

SFAS No. 141, “Business Combinations,” requires, among other things, use of the purchase method to account for all business combinations and specifies criteria that acquired intangible assets must meet in order to be recognized and reported separately from goodwill. The assets and liabilities of an acquired company are recorded at fair value at the date of acquisition. Intangible assets are recognized in an amount equal to the excess of the acquisition cost over the fair value of the net assets acquired. “Other acquisition-related intangibles” are separately identified, where appropriate, for the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated remaining average life of those relationships (ranging from 7 to 12 years from the respective acquisition dates). The remaining intangible asset is classified as goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses are recognized as a charge to expense if carrying amounts exceed fair values.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step approach that involves the identification of “reporting units” and the estimation of fair values. Goodwill shall also be tested for impairment when events occur that would more likely than not reduce the implied fair value of goodwill below its carrying value. An impairment loss is recognized as a charge to expense for any excess of the goodwill carrying amount over implied fair value.

The annual goodwill impairment evaluation, as required by SFAS No. 142, was completed by management as of December 31, 2006 using the two-step approach. It was determined that the fair value of People’s reporting units exceeded their respective carrying amounts and, therefore, no impairment loss was recognized in 2006.

People’s goodwill totaled $101.5 million at both December 31, 2006 and 2005. At December 31, 2006, goodwill was allocated to the Consumer Financial Services and Commercial Banking segments in the amounts of $96.8 million and $4.7 million, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s other acquisition-related intangible assets totaled $3.5 million and $4.6 million; gross carrying amounts totaled $28.1 million and $28.1 million; and accumulated amortization totaled $24.6 million and $23.5 million, at December 31, 2006 and December 31, 2005, respectively. Certain other acquisition-related intangible assets with original gross carrying amounts totaling $13.1 million were fully amortized by December 31, 2006. Other acquisition-related intangible assets have an original weighted-average amortization period of 11 years. Amortization expense of other acquisition-related intangible assets totaled $1.1 million, $1.8 million and $3.4 million in 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense over each of the next four years for other acquisition-related intangible assets is as follows: $1.1 million in 2007, $1.0 million in 2008 and 2009; and $0.4 million in 2010.

Real Estate Owned

Real estate owned (“REO”) properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at the lower of cost or estimated fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance for loan losses upon transfer to REO. Thereafter, an allowance for REO losses is established for any further declines in the property’s value. This allowance is increased by provisions charged to income and decreased by charge-offs for realized losses. Management’s periodic evaluation of the adequacy of the allowance is based on an analysis of individual properties, as well as a general assessment of current real estate market conditions.

Securities Repurchase Agreements

In securities repurchase agreements, People’s transfers securities to a counterparty under an agreement to repurchase the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as secured financing transactions since People’s maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by People’s as collateral and the counterparty has the right by contract to sell or repledge that collateral.

Income Taxes

Deferred taxes are recognized for the estimated future tax effects attributable to “temporary differences” and tax loss carryforwards. Temporary differences are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A deferred tax liability is recognized for all temporary differences

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions and for all tax loss carryforwards, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset.

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change. Tax benefits attributable to deductions arising from the exercise of non-statutory stock options are credited to additional paid-in capital.

Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Derivative Instruments and Hedging Activities

People’s uses derivatives for market risk management purposes (principally interest rate risk) and not for trading or speculation purposes.

All derivatives are recognized as either assets or liabilities and are measured at fair value. Favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. People’s hedge accounting methods vary depending on whether the derivative instrument is classified as a fair value hedge or a cash flow hedge. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s formally documents all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s would discontinue hedge accounting prospectively. In the event of a prepayment of a hedged commercial real estate finance loan, the interest rate swap hedging such loan will be terminated. Gains or losses associated with the termination of the derivative and any basis adjustment to the commercial real estate finance loan will be recorded currently in earnings.

People’s uses the dollar offset method, regression analysis and scenario analysis to assess hedge effectiveness at inception and on an ongoing basis. Such methods are chosen based on the nature of the hedge strategy and are used consistently throughout the life of the hedging relationship.

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans. Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates and exclude the value of mortgage servicing rights.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Stock-Based Compensation

People’s adopted SFAS No. 123-R, “Share-Based Payment,” effective January 1, 2006, which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Among other things, SFAS No. 123-R requires that costs resulting from all share-based payment transactions with employees be recognized in the financial statements. As described in Note 17, in December 2005, People’s accelerated the vesting of all outstanding unvested stock options awarded to employees.

Prior to adopting SFAS No. 123-R, People’s accounted for stock options in accordance with APB Opinion No. 25. Accordingly, People’s did not recognize compensation expense for fixed stock options granted with an option exercise price equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at the grant date and based on quoted market prices, was recorded as a component of stockholders’ equity and amortized to compensation expense on a straight-line basis over the vesting period.

SFAS No. 123 encouraged the recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, People’s continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and disclosed certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amended the disclosure requirements of SFAS No. 123 by requiring prominent pro-forma disclosures in both annual and interim financial statements, which are included in the following table. See Note 17 for a further discussion of SFAS No. 123.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per common share for 2005 and 2004 if People’s had applied the fair value recognition provisions of SFAS No. 123:

Years ended December 31 (in millions, except per share data)	2005	2004
Net income, as reported	$137.1	$199.7
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1.4	1.4
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.9)	(2.1)

Pro forma net income	$136.6	$199.0

Basic EPS:
As reported	$0.97	$1.43
Pro forma	0.97	1.42

Diluted EPS:
As reported	$0.97	$1.42
Pro forma	0.96	1.41

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), in order to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that misstatements be quantified using both the balance-sheet and income-statement approaches. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. The application of SAB No. 108 did not have an impact on People’s Consolidated Financial Statements.

People’s adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. Among other things, SFAS No. 158 requires an employer to recognize the funded status of its pension and other postretirement benefit plans in its statement of financial position effective for fiscal years ending after December 15, 2006. SFAS No. 158 will also require the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end (eliminating the use of earlier measurement dates currently permissible), effective for fiscal years ending after December 15, 2008. See Note 16 for a further discussion of People’s adoption of SFAS No. 158.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The application of FIN 48, beginning in the first quarter of 2007, is not expected to have a material impact on People’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a definition and measurement date for fair value and expands the disclosures regarding fair-value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on People’s Consolidated Financial Statements.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – Sale of Branches

In the fourth quarter of 2005, People’s sold three of its branch offices located in eastern Connecticut. Included in the sale were approximately $61 million in total deposits, $0.1 million of fixed assets and leasehold improvements, and certain other miscellaneous assets and liabilities. People’s recorded a gain on sale of $8.1 million, which is included in non-interest income in the Consolidated Statements of Income.

NOTE 3 – Cash and Short-Term Investments

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $112.7 million and $116.4 million at December 31, 2006 and 2005, respectively, were maintained to satisfy federal regulatory requirements. These amounts are included in cash and due from banks in the Consolidated Statements of Condition.

Short-term investments include the following cash equivalents:

As of December 31 (in millions)	2006	2005
Federal funds sold	$193.3	$—
Money market mutual funds	23.0	24.3
Commercial paper	8.3	7.6

Total short-term investments	$224.6	$31.9

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s securities are as follows:

As of December 31, 2006 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Trading account securities	$29.6	$—	$—	$29.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	25.9	—	—	25.9

Total debt securities	25.9	—	—	25.9

Equity securities:
FHLB stock	20.1	—	—	20.1
Other securities	0.6	0.2	—	0.8

Total equity securities	20.7	0.2	—	20.9

Total securities available for sale	46.6	0.2	—	46.8

Securities held to maturity:
Corporate and other	1.1	—	—	1.1

Total securities held to maturity	1.1	—	—	1.1

Total securities	$77.3	$0.2	$—	$77.5

As of December 31, 2005 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Trading account securities	$27.3	$—	$—	$27.3

Securities available for sale:
Debt securities:
Mortgage-backed securities and CMOs	1,036.7	0.1	(21.9)	1,014.9
U.S. Treasury and agency	295.0	—	(7.3)	287.7

Total debt securities	1,331.7	0.1	(29.2)	1,302.6

Equity securities:
FHLB stock	30.6	—	—	30.6
Other securities	0.9	0.2	—	1.1

Total equity securities	31.5	0.2	—	31.7

Total securities available for sale	1,363.2	0.3	(29.2)	1,334.3

Securities held to maturity:
Corporate and other	1.3	—	—	1.3
Mortgage-backed securities	0.1	—	—	0.1

Total securities held to maturity	1.4	—	—	1.4

Total securities	$1,391.9	$0.3	$(29.2)	$1,363.0

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s mortgage-backed securities and CMOs had carrying values of $1.0 billion at December 31, 2005 (none at December 31, 2006). These amounts consisted of (i) securities issued or collateralized by United States government-sponsored enterprises, such as Freddie Mac and Fannie Mae, totaling $0.8 billion, and (ii) privately-issued securities of $0.2 billion.

Securities available for sale with a total fair value of $21.9 million and $146.8 million at December 31, 2006 and 2005, respectively, were pledged as collateral for public deposits and for other purposes.

Dividend income on equity securities available for sale totaled $1.6 million, $2.1 million and $1.6 million in 2006, 2005 and 2004, respectively. Tax-exempt interest income totaled $0.1 million in 2004 (none in 2005 and 2006).

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities based on remaining period to contractual maturity:

	Available for Sale			Held to Maturity
As of December 31, 2006	Amortized	Fair	FTE	Amortized	Fair	FTE
(dollars in millions)	Cost	Value	Yield	Cost	Value	Yield
U.S. Treasury and agency:
Within 1 year	$25.9	$25.9	5.11%	$—	$—	—%

Total	25.9	25.9	5.11	—	—	—

Corporate and other:
Within 1 year	—	—	—	0.5	0.5	5.76
After 1 but within 5 years	—	—	—	0.6	0.6	6.09

Total	—	—	—	1.1	1.1	5.94

Total:
Within 1 year	25.9	25.9	5.11	0.5	0.5	5.76
After 1 but within 5 years	—	—	—	0.6	0.6	6.09

Total debt securities	$25.9	$25.9	5.11%	$1.1	$1.1	5.94%

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The components of net security losses are summarized below. All amounts relate to securities available for sale, other than net gains (losses) on trading account securities of $0.1 million and $(0.1) million in 2006 and 2005 (none in 2004).

Years ended December 31 (in millions)	2006	2005	2004
Equity securities:
Gains	$0.2	$—	$1.3
Losses	—	(0.1)	(1.6)

Total equity securities	0.2	(0.1)	(0.3)

Debt securities:
Gains	0.1	—	0.9
Losses	(27.5)	—	(5.3)

Total debt securities	(27.4)	—	(4.4)

Net security losses	$(27.2)	$(0.1)	$(4.7)

During 2006, People’s sold approximately $1.1 billion of debt securities as part of the restructuring of its balance sheet. Realized losses from these sales of $27.4 million are included in net security losses in the Consolidated Statements of Income. In the second quarter of 2006, People’s decided to exit a product line and cease purchasing federal funds from a group of smaller New England community banks. The sale of securities, at a loss of $4.0 million, was undertaken to pay down the related borrowings. During the third quarter of 2006, People’s completed the sale of substantially its entire remaining debt securities portfolio at a loss of $23.4 million. This sale eliminated the remaining debt securities portfolio to accelerate the restructuring of the balance sheet given the prevailing interest rate environment.

Of the five securities owned by People’s at December 31, 2006, one security available for sale had an unrealized loss at that date. Management reviews those securities with unrealized losses on a regular basis in accordance with current impairment measurement and recognition guidelines under EITF 99-20 and FSP FAS 115-1 and FAS 124-1. The U.S. Government and Agency security with the unrealized loss has a short duration and has a AAA credit rating. The cause of the temporary impairment with respect to this security is directly related to changes in interest rates. People’s generally views changes in fair value caused by changes in interest rates as temporary. Therefore, this security was not considered to be other than temporarily impaired because People’s has the intent and ability to hold this security to receive full repayment of the amount invested. The unrealized loss at December 31, 2006 was therefore considered to be temporary.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes those securities available for sale as of December 31, 2005 with unrealized losses, segregated by the length of time in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2005 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities and CMOs	$118.3	$(1.1)	$886.2	$(20.8)	$1,004.5	$(21.9)
U.S. Treasury and agency	24.4	(0.6)	258.9	(6.7)	283.3	(7.3)

Total	$142.7	$(1.7)	$1,145.1	$(27.5)	$1,287.8	$(29.2)

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – Loans

The following table summarizes the geographic distribution of People’s loan portfolio:

	2006			2005
As of December 31 (in millions)	Connecticut	Other	Total	Connecticut	Other	Total
Residential mortgage	$3,576.7	$323.4	$3,900.1	$3,406.1	$101.8	$3,507.9
Commercial	1,010.6	1,353.0	2,363.6	978.1	1,051.1	2,029.2
Commercial real estate finance	1,216.2	570.5	1,786.7	1,308.9	469.4	1,778.3
Consumer	1,305.0	16.3	1,321.3	1,234.3	23.2	1,257.5

Total loans	$7,108.5	$2,263.2	$9,371.7	$6,927.4	$1,645.5	$8,572.9

People’s loan portfolio is concentrated within the state of Connecticut with 76% and 81% of the total loan portfolio involving customers within the state at December 31, 2006 and 2005, respectively. However, substantially all (approximately 98% at December 31, 2006 and 97% at December 31, 2005) of the equipment financing activities of PCLC, which is included in commercial, involves customers outside of Connecticut. PCLC loans and leases totaled $869.8 million and $634.7 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, approximately 56% of the residential mortgage loan portfolio was comprised of interest-only loans. One-to-four family residential mortgage loans totaling $3.7 billion and $3.3 billion at December 31, 2006 and 2005, respectively.

Residential mortgage and commercial real estate finance loans include construction loans totaling $728.9 million and $709.1 million at December 31, 2006 and 2005, respectively, net of the unadvanced portion of such loans totaling $544.1 million and $472.4 million, respectively.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $29.1 million and $26.2 million at December 31, 2006 and 2005, respectively.

Certain residential mortgage loans originated by People’s are sold without recourse in the secondary market. Net gains on sales of residential mortgage loans totaled $2.0 million, $4.0 million and $3.7 million in 2006, 2005 and 2004, respectively. Residential mortgage loans at December 31, 2006 and 2005 included loans held for sale (servicing released) of $25.0 million and $11.2 million, respectively, which approximate fair value.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of activity in the allowance for loan losses:

Years ended December 31 (in millions)	2006	2005	2004
Balance at beginning of year	$75.0	$72.5	$70.5

Charge-offs:
Consumer	(3.4)	(4.9)	(9.7)
Commercial	(5.2)	(0.9)	(0.6)
PCLC	(0.6)	(3.1)	(1.5)
Commercial real estate finance	—	(0.1)	(3.2)
Residential mortgage	(0.1)	(0.1)	(0.2)

Total charge-offs	(9.3)	(9.1)	(15.2)

Recoveries:
Consumer	1.6	2.0	2.8
Commercial	0.4	0.4	0.3
PCLC	0.3	0.3	0.5
Commercial real estate finance	2.5	0.1	0.1
Residential mortgage	0.1	0.2	0.2

Total recoveries	4.9	3.0	3.9

Net loan charge-offs	(4.4)	(6.1)	(11.3)
Provision for loan losses	3.4	8.6	13.3

Balance at end of year	$74.0	$75.0	$72.5

The principal balances of non-accrual loans are summarized as follows:

As of December 31 (in millions)	2006	2005	2004
Commercial	$11.9	$1.3	$5.2
PCLC	2.1	6.2	5.1
Residential mortgage	6.7	6.7	7.5
Consumer	1.7	1.3	0.9
Commercial real estate finance	0.2	5.8	8.7

Total non-accrual loans	$22.6	$21.3	$27.4

If interest payments on all loans classified as non-accrual at December 31, 2006, 2005 and 2004 had been made during the respective years in accordance with the loan agreements, interest income of $1.9 million, $2.0 million and $2.1 million would have been recognized on such loans in 2006, 2005 and 2004, respectively. Interest income actually recognized on non-accrual loans totaled $0.7 million, $0.7 million and $0.9 million for 2006, 2005 and 2004, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s impaired loans, as defined by SFAS No. 114, consist of certain non-accrual commercial real estate finance loans and commercial loans. The recorded investment in impaired loans was $12.8 million at December 31, 2006 and $8.0 million at December 31, 2005, with allowances for loan impairment measured under SFAS No. 114 of $1.8 million and $0.6 million, respectively. These allowances are included in the overall allowance for loan losses. People’s average recorded investment in impaired commercial real estate finance loans and commercial loans was approximately $10.2 million, $10.2 million and $22.4 million in 2006, 2005 and 2004, respectively. Interest collections and income recognized on impaired loans was insignificant in 2006, 2005 and 2004.

The recorded investment in accruing impaired restructured loans requiring an allowance for loan losses as defined by SFAS No. 114 totaled $0.7 million and $0.8 million at December 31, 2006 and 2005, respectively, with a related allowance for loan losses of $0.1 million in both 2006 and 2005. This allowance is also included in the overall allowance for loan losses. People’s average recorded investment in accruing impaired restructured loans was approximately $0.8 million and $0.9 million in 2006 and 2005, respectively. At December 31, 2006 and 2005, there were no commitments to lend additional funds to these debtors. The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan, however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized related to these loans under the accrual method was insignificant for 2006 and 2005.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2006	2005
Land	$14.6	$14.6
Buildings	167.3	162.4
Leasehold improvements	37.3	37.4
Furniture and equipment	187.1	185.8

Total	406.3	400.2
Less accumulated depreciation and amortization	269.5	260.1

Total premises and equipment, net	$136.8	$140.1

Depreciation and amortization expense included in occupancy and equipment totaled $19.0 million, $19.7 million and $22.9 million in 2006, 2005 and 2004, respectively.

NOTE 7 – Other Assets

Selected components of other assets are as follows:

As of December 31 (in millions)	2006	2005
Pension benefits (note 16)	$83.6	$57.9
Receivables arising from securities brokerage and insurance businesses	44.8	47.3
Accrued interest receivable:
Loans	44.8	36.0
Securities	0.4	6.7
Income tax receivable	28.0	—
Leased equipment	27.1	9.3
Fair value of derivative financial instruments (note 20)	11.5	5.9
Deferred stock issuance costs (note 23)	3.0	—
Net deferred tax asset (note 11)	—	16.8

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – Deposits

The following are analyses of People’s total deposits by product type and funding source:

	2006		2005
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Analysis by Deposit Product Type:
Non-interest-bearing	$2,294.4	—%	$2,353.1	—%
Savings, interest-bearing checking and money market	3,205.2	1.39	3,767.4	1.29

Total	5,499.6	0.81	6,120.5	0.79

Time deposits maturing:
Within 6 months	2,287.3	4.49	1,357.1	2.97
After 6 months but within 1 year	980.3	4.63	958.1	3.44
After 1 but within 2 years	220.8	3.65	496.4	3.64
After 2 but within 3 years	45.4	3.14	89.1	2.86
After 3 years	49.2	3.88	61.4	3.47

Total	3,583.0	4.45	2,962.1	3.24

Total deposits	$9,082.6	2.25%	$9,082.6	1.59%

Analysis by Deposit Funding Source:
Core	$8,958.4	2.28%	$8,872.7	1.60%
Non-core	124.2	0.34	209.9	1.27

Total deposits	$9,082.6	2.25%	$9,082.6	1.59%

Time deposits issued in amounts of $100,000 or more totaled $888.5 million and $698.1 million at December 31, 2006 and 2005, respectively. Deposit balances greater than $100,000 are generally not insured by the FDIC. Non-interest-bearing deposit overdrafts totaling $10.5 million and $5.9 million at December 31, 2006 and 2005, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2006	2005	2004
Savings, interest-bearing checking and money market	$49.6	$43.0	$34.7
Time	130.5	74.5	52.0

Total interest expense	$180.1	$117.5	$86.7

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – Borrowings

People’s borrowings are as follows:

	2006		2005
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased maturing within 3 months	$4.1	5.15%	$269.9	3.94%
Fixed rate FHLB advances maturing within 3 months	—	—	25.0	4.00

Total borrowings	$4.1	5.15%	$294.9	3.94%

At December 31, 2006, People’s borrowing limit from FHLB and Federal Reserve Bank of New York advances, and repurchase agreements, was $3.5 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s had unsecured borrowing capacity of $1.1 billion at December 31, 2006. FHLB advances are secured by People’s investment in FHLB stock and by a blanket security agreement that requires People’s to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

In 2004, People’s prepaid $799 million of FHLB advances and $110 million of long-term repurchase agreements as part of a balance sheet restructuring. Costs relating to these prepayments are included in liability restructuring costs in the Consolidated Statements of Income.

Information concerning People’s borrowings under securities repurchase agreements is presented below:

As of and for the years ended December 31 (in millions)	2006	2005	2004
Carrying amount of collateral securities at year end	$—	$—	$—
Average repurchase agreements outstanding during the year	—	1.7	36.1
Maximum repurchase agreements outstanding at any month end	—	—	205.5

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2006	2005	2004
Federal funds purchased	$7.6	$7.9	$3.2
FHLB advances	2.4	1.4	9.4
Repurchase agreements	—	0.1	1.0

Total interest expense	$10.0	$9.4	$13.6

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – Subordinated Notes

People’s subordinated notes are summarized as follows:

As of December 31 (in millions)	2006	2005
9.875% subordinated notes due 2010	$65.3	$65.1
7.20% subordinated notes due 2006	—	43.5

Total subordinated notes	$65.3	$108.6

In December 2006, the 7.20% subordinated notes matured and were repaid. In 2005, People’s repurchased $13.5 million of its 9.875% subordinated notes. In 2004, People’s repurchased $70.8 million of its 9.875% subordinated notes and $61.6 million of its 7.20% subordinated notes as part of a balance sheet restructuring. Costs relating to these repurchases are included in liability restructuring costs in the Consolidated Statements of Income.

The 9.875% subordinated notes are unsecured general obligations of People’s with interest payable semi-annually; are subordinated to the claims of depositors and People’s other creditors; and are not redeemable prior to maturity without prior approval of the OTS. The 9.875% subordinated notes qualify, up to certain limits, as supplementary (tier 2) capital for risk-based capital purposes.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 – Income Taxes

The following is a reconciliation of total income tax expense:

Years ended December 31 (in millions)	2006	2005	2004
Income tax expense (benefit):
From continuing operations	$57.8	$64.1	$(8.6)
From discontinued operations	1.1	6.0	110.6

Total income tax expense	$58.9	$70.1	$102.0

The components of income tax expense (benefit) applicable to pre-tax income (loss) from continuing operations are summarized in the following table. The income tax effects on the components of other comprehensive income (loss) are described in Note 15.

Years ended December 31 (in millions)	2006	2005	2004
Current tax expense (benefit):
Federal	$23.9	$61.3	$(13.0)
State	0.1	0.1	0.1

Total current tax expense (benefit)	24.0	61.4	(12.9)
Deferred tax expense (benefit) (1)	33.8	2.7	4.3

Total income tax expense (benefit)	$57.8	$64.1	$(8.6)

(1)	Includes the effect of increases (decreases) in the valuation allowance for state deferred tax assets of $12.3 million, $6.3 million and $(16.7) million in 2006, 2005 and 2004, respectively.

The following is a reconciliation of expected income tax expense (benefit), computed at the U.S. federal statutory rate of 35%, to actual income tax expense (benefit) from continuing operations:

Years ended December 31 (dollars in millions)	2006	2005	2004
Expected income tax expense (benefit)	$62.8	$66.5	$(5.0)
Income from bank-owned life insurance	(3.2)	(1.2)	—
Recognition of income tax benefits	(2.4)	(2.0)	(4.0)
Dividends received deduction and tax-exempt interest	(0.3)	(0.4)	(0.4)
Non-deductible amortization of other intangible assets and goodwill impairment	—	0.8	0.7
Other, net	0.9	0.4	0.1

Actual income tax expense (benefit)	$57.8	$64.1	$(8.6)

Effective income tax rate	32.2%	33.7%	60.6%

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

In 1998, People’s formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $995.5 million at December 31, 2006 and expire between 2020 and 2026.

The tax effects of temporary differences that give rise to People’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2006	2005
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$30.0	$31.0
State tax net operating loss carryforwards, net of federal tax effect	48.5	33.2
Other deductible temporary differences	21.1	26.7

Total deferred tax assets	99.6	90.9
Less valuation allowance for state deferred tax assets	(47.9)	(35.6)

Total deferred tax assets, net of the valuation allowance	51.7	55.3

Deferred tax liabilities:
Pension and other postretirement benefits	(21.8)	(14.1)
Book over tax income recognized on consumer loans	(8.6)	(7.9)
Mark-to-market and original issue discounts for tax purposes	(5.7)	(5.8)
Tax over book depreciation	(16.0)	(8.0)
Other taxable temporary differences	(3.6)	(2.7)

Total deferred tax liabilities	(55.7)	(38.5)

Net deferred tax (liability) asset	$(4.0)	$16.8

Based on People’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s will realize its total deferred tax assets, net of the valuation allowance.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 12 – Regulatory Capital Requirements

People’s converted to a federally-chartered stock savings bank from a Connecticut-chartered stock savings bank effective August 18, 2006. People’s regulator is the OTS. Previously under its state charter, People’s was regulated by the State of Connecticut Department of Banking and the FDIC. Simultaneously with People’s conversion, Holdings converted to a federally-chartered mutual holding company from a Connecticut-chartered mutual holding company.

OTS regulations require federally-chartered savings banks to meet three minimum capital ratios: a tangible capital ratio of 1.5% (calculated as tangible capital to adjusted total assets); a leverage (core) capital ratio of 4.0% (calculated as core capital to adjusted total assets); and a total risk-based capital ratio of 8.0% (calculated as total risk-based capital to risk-weighted assets).

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to risk-weighted assets) and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2006 and 2005, People’s met all capital adequacy requirements to which it is subject. Further, the most recent FDIC notifications categorized People’s as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s capital classification would be warranted.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following summary compares People’s regulatory capital amounts and ratios to OTS requirements as of December 31, 2006 and FDIC requirements as of December 31, 2005 for classification as a well-capitalized institution and for minimum capital adequacy. While the capital regulations of these two agencies are substantially similar, they are not identical. People’s adjusted total assets, as defined, totaled $10.7 billion at December 31, 2006 and People’s risk-weighted assets, as defined, totaled $8.6 billion and $8.1 billion at December 31, 2006 and 2005, respectively.

			OTS Requirements
As of December 31, 2006 (dollars in millions)	People’s		Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$1,278.4	12.0%	n/a	n/a	$159.8	1.5%
Leverage (core) capital	1,278.4	12.0	$532.8	5.0%	426.2	4.0
Risk-based capital:
Tier 1	1,278.4	14.8	517.2	6.0	344.8	4.0
Total	1,389.7	16.1	861.9	10.0	689.5	8.0

			FDIC Requirements
As of December 31, 2005 (dollars in millions)	People’s		Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage capital	$1,201.1	11.2%	$536.2	5.0%	$428.9	4.0%
Risk-based capital:
Tier 1	1,201.1	14.8	485.7	6.0	323.8	4.0
Total	1,328.3	16.4	809.5	10.0	647.6	8.0

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of People’s total stockholders’ equity to regulatory capital amounts under OTS regulations as of December 31, 2006 and FDIC regulations as of December 31, 2005:

As of December 31 (in millions)	2006	2005
Total stockholders’ equity	$1,339.5	$1,288.6
Adjustments for regulatory capital purposes:
Goodwill and certain other intangible assets	(105.0)	(106.4)
Net unrealized losses on derivatives accounted for as cash flow hedges, net of tax	4.0	0.1
Net unrealized (gains) losses on securities available for sale, net of tax	(0.1)	18.8
Net pension and other postretirement benefit plans, net of tax	40.0	—

Total tangible, leverage and core (tier 1) capital	1,278.4	1,201.1
Qualifying allowance for loan losses	72.2	75.1
Qualifying subordinated notes	39.0	52.0
Other	0.1	0.1

Total risk-based capital	$1,389.7	$1,328.3

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 13 – Common Stock and Dividends

Holdings is a mutual-form financial holding company organized in connection with the 1988 stock offering and reorganization of People’s Bank. At December 31, 2006, Holdings owned 82.0 million shares of People’s common stock, representing 57.7% of the total number of outstanding shares of People’s common stock.

Since its formation in 1988, Holdings has consistently waived the receipt of cash dividends on substantially all of the shares of People’s common stock it owns. The Board of Directors of People’s establishes the rate at which dividends are declared with advance knowledge of the amount of dividends to be waived by Holdings. No dividends are declared on shares for which Holdings waives the dividend. If dividends had actually been declared and paid on all outstanding shares of People’s common stock at the same rate as was declared and paid on shares not subject to the waiver, Holdings would have received additional dividends of approximately $78 million in 2006.

As a federally-chartered stock savings bank since August 18, 2006, People’s ability to make capital distributions is governed by OTS regulations. The payment of dividends is considered to be a form of capital distribution under these regulations. Without specific OTS approval, the total of all capital distributions declared by People’s in a given calendar year can not exceed the sum of its net income (as determined under generally accepted accounting principles) for the year to date and its retained net income for the preceding two years. The term “retained net income” as defined by the OTS means People’s net income for each year, less the amount of capital distributions declared in each such year. People’s retained net income for 2005 and 2006 totaled $135.2 million.

As a Connecticut-chartered stock savings bank prior to August 18, 2006, People’s could only pay dividends (except stock dividends) from “net profits,” defined as the remainder of all earnings from current operations. Without specific regulatory approval, the total of all dividends declared by People’s in a given calendar year could not exceed the total of People’s net profits for that year plus its retained profits from the preceding two years.

These limitations did not affect the dividends paid by People’s in 2006, 2005 and 2004. Dividends declared and paid per common share (other than shares on which Holdings waived receipt of dividends) totaled $0.97, $0.85 and $0.75 in 2006, 2005 and 2004, respectively. People’s dividend payout ratio (dividends paid as a percentage of net income) in 2006, 2005 and 2004 was 48.3%, 38.3% and 22.9%, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

In 2006, People’s shareholders approved an increase in the number of authorized shares of common stock to 450 million from 150 million. At December 31, 2006, People’s had 50 million shares of preferred stock (without par value) authorized, none of which were issued or outstanding and 450 million shares of common stock (without par value) authorized.

Changes in the number of common shares outstanding are summarized as follows:

Years ended December 31 (in millions)	2006	2005	2004
Outstanding at January 1	141.6	140.8	139.5
Stock options exercised and restricted stock activity	0.6	0.8	1.3

Outstanding at December 31	142.2	141.6	140.8

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14 – Earnings Per Common Share

The following is an analysis of People’s basic and diluted EPS:

Years ended December 31 (in millions, except per share data)	2006	2005	2004
Income (loss) from continuing operations	$121.7	$125.9	$(5.6)
Income from discontinued operations	2.3	11.2	205.3
Net income	124.0	137.1	199.7

Average common shares outstanding for basic EPS	141.6	141.0	140.0
Effect of dilutive stock options and unvested stock awards	0.6	0.7	0.9

Average common and common-equivalent shares for diluted EPS	142.2	141.7	140.9

Basic EPS:
Income (loss) from continuing operations	$0.86	$0.89	$(0.04)
Income from discontinued operations	0.02	0.08	1.47
Net income	0.88	0.97	1.43

Diluted EPS:
Income (loss) from continuing operations	$0.85	$0.89	$(0.04)
Income from discontinued operations	0.02	0.08	1.46
Net income	0.87	0.97	1.42

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges, and minimum pension liability adjustments. People’s total comprehensive income for 2006, 2005 and 2004 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

Upon the adoption of SFAS No. 158 on December 31, 2006, People’s recorded an after-tax adjustment that reduced total stockholders’ equity by approximately $40 million. SFAS No. 158 requires that such adjustment be excluded from the presentation of total comprehensive income. People’s originally included this adjustment in its rollforward of total comprehensive income for 2006. Subsequently, People’s revised its Consolidated Statements of Changes in Stockholders’ Equity and its presentation of total comprehensive income for 2006 to exclude this adjustment. This revision increased total comprehensive income for 2006 from $99.4 million to $139.4 million. This revision did not affect net income or total stockholders’ equity and was not material to People’s Consolidated Financial Statements.

The components of accumulated other comprehensive loss, which is included in People’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2006	2005	2004
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(44.1)	$—	$—
Net unrealized loss on derivatives accounted for as cash flow hedges	(4.0)	(0.1)	(0.1)
Net unrealized gain (loss) on securities available for sale	0.1	(18.8)	(9.2)
Minimum pension liability adjustments	—	(4.5)	(2.9)

Total accumulated other comprehensive loss	$(48.0)	$(23.4)	$(12.2)

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the changes in the components of People’s other comprehensive income (loss) for 2006, 2005 and 2004:

Year ended December 31, 2006 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	$1.9	$(0.7)	$1.2
Reclassification adjustment for net realized losses included in net income	27.3	(9.6)	17.7

Net unrealized gains	29.2	(10.3)	18.9

Net unrealized loss on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(6.7)	2.3	(4.4)
Reclassification adjustment for net realized losses included in net income	0.8	(0.3)	0.5

Net unrealized losses	(5.9)	2.0	(3.9)

Minimum pension liability adjustment	0.6	(0.2)	0.4

Other comprehensive income	$23.9	$(8.5)	$15.4

Year ended December 31, 2005 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	$(14.9)	$5.3	$(9.6)
Reclassification adjustment for net realized losses included in net income	—	—	—

Net unrealized losses	(14.9)	5.3	(9.6)

Net unrealized loss on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	—	—	—
Reclassification adjustment for net realized losses included in net income	—	—	—

Net unrealized losses	—	—	—

Minimum pension liability adjustment	(2.4)	0.8	(1.6)

Other comprehensive loss	$(17.3)	$6.1	$(11.2)

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2004 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	$(9.1)	$3.0	$(6.1)
Reclassification adjustment for net realized losses included in net income	4.7	(1.6)	3.1

Net unrealized losses	(4.4)	1.4	(3.0)

Net unrealized loss on derivatives accounted for as cash flow hedges:
Net unrealized holding losses arising during the year	—	—	—
Reclassification adjustment for net realized losses included in net income	40.5	(14.2)	26.3

Net unrealized gains	40.5	(14.2)	26.3

Minimum pension liability adjustment	(0.9)	0.4	(0.5)

Other comprehensive income	$35.2	$(12.4)	$22.8

The components of the adjustment to accumulated other comprehensive loss upon the adoption of SFAS No. 158 on December 31, 2006, are as follows:

Year ended December 31, 2006 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount

Minimum pension liability adjustment	$6.3	$(2.2)	$4.1
Net acturial loss on pension and other postretirement benefit plans	(67.4)	23.6	(43.8)
Prior service costs and transition obligations on pension and other postretirement benefit plans	(0.4)	0.1	(0.3)

Total adjustment	$(61.5)	$21.5	$(40.0)

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – Employee Benefit Plans

Employee Pension and Other Postretirement Benefits Plans

People’s maintains a noncontributory defined benefit pension plan that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average. People’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In addition, People’s maintains unfunded and nonqualified supplemental plans to provide retirement benefits to certain senior officers.

New employees starting on or after August 14, 2006 are not eligible to participate in the defined benefit pension plan. People’s will make contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the covered employee’s eligible compensation. Employee participation in this plan is restricted to employees who are at least 21 years of age and worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

As discussed in Note 1, People’s adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to recognize the over funded or under funded status of its pension and other postretirement benefit plans in its statement of financial position. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation for the pension plan and the accumulated postretirement benefit obligation for the postretirement plan.

The following table summarizes the impact of adopting SFAS No. 158 on People’s Consolidated Statement of Condition:

As of December 31, 2006 (in millions)	Before the adoption of SFAS No. 158	Adjustments	After the adoption of SFAS No. 158
Other assets	$344.9	$(56.3)	$288.6
Total assets	10,743.2	(56.3)	10,686.9
Other liabilities	211.7	(16.3)	195.4
Total liabilities	9,363.7	(16.3)	9,347.4
Accumulated other comprehensive loss	(8.0)	(40.0)	(48.0)
Total stockholders’ equity	1,379.5	(40.0)	1,339.5

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s also maintains an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s accrues the cost of these benefits over the employees’ years of service to the date of their eligibility for such benefits.

The table on the following page summarizes changes in the benefit obligations and plan assets for (i) the pension plans (combining the funded plan and the unfunded supplemental plans), and (ii) the other postretirement benefits plan. The table also provides a reconciliation of the funded status (or the difference between benefit obligations and plan assets) to the net amount recognized in the Consolidated Statements of Condition. People’s uses a measurement date of September 30 for plan accounting purposes and, accordingly, changes in benefit obligations and plan assets are shown for the twelve-month periods ended September 30, 2006 and September 30, 2005. Plan assets for the funded plan of $282.0 million as of September 30, 2006 exceeded both the accumulated benefit obligations of $176.2 million and the projected benefit obligations of $198.4 million at that date.

Employer contributions for the next fiscal year are expected to total $2.2 million for both the unfunded plan and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans. Expected future net benefit payments for the pension plans as of December 31, 2006 are: $6.8 million in 2007; $7.3 million in 2008; $7.9 million in 2009; $8.5 million in 2010; $9.4 million in 2011; and an aggregate of $66.0 million in 2012 through 2016. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2006 are: $1.1 million in 2007; $1.0 million in 2008; $1.1 million in 2009; $1.0 million in 2010 and 2011; and an aggregate of $4.4 million in 2012 through 2016. In September 2006, People’s contributed $91.5 million to the pension plan, representing approximately the maximum deductible contribution per Internal Revenue Service rules.

To develop the expected long-term rate of return on asset assumptions, People’s considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.25% long-term rate of return on asset assumption.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The Pension Protection Act of 2006 (“PPA”) was signed into law on August 17, 2006. While the PPA will have some effect on specific plan provisions in People’s retirement program, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. The changes in the timing and amount of People’s required contributions are not expected to be materially different than current projections. Until regulations are issued by the Treasury Department, the financial effect on People’s is uncertain.

The supplemental pension plans had total projected benefit obligations of $29.1 million and $25.8 million in 2006 and 2005, respectively. Although these plans hold no assets, People’s has funded a trust to provide for benefit payments to the extent such benefits are not paid directly by People’s. Trust assets of $11.8 million and $11.3 million are included in People’s short-term investments as of December 31, 2006 and 2005, respectively.

The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) have been recognized in People’s postretirement benefits plan in 2006 and 2005 in accordance with the guidance provided in FASB Staff Position 106-2. The prescription drug benefit provided by People’s for certain retirees is at least actuarially equivalent to the benefit provided under the Act.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005
Benefit obligations:
Beginning of period	$214.2	$186.4	$12.2	$12.1
Service cost	7.9	7.5	0.2	0.2
Interest cost	12.1	11.0	0.6	0.7
Plan amendments	0.1	—	—	—
Actuarial loss (gain)	(0.1)	15.3	(1.0)	—
Actuarial gain due to Medicare subsidy	—	—	(0.1)	—
Benefits paid	(6.7)	(6.0)	(0.7)	(0.8)

End of period	227.5	214.2	11.2	12.2

Fair value of plan assets:
Beginning of period	179.8	158.5	—	—
Actual return on assets	16.3	16.3	—	—
Employer contributions	92.6	11.0	0.7	0.8
Benefits paid	(6.7)	(6.0)	(0.7)	(0.8)

End of period	282.0	179.8	—	—

Funded status at September 30	54.5	(34.4)	(11.2)	(12.2)
Fourth-quarter contributions	0.3	0.2	0.2	0.3
Unrecognized net actuarial loss (1)	n/a	75.5	n/a	1.7
Unrecognized net transition obligation	n/a	—	n/a	2.6
Unrecognized prior service cost	n/a	0.1	n/a	(2.1)

Net amount recognized at end of year	$54.8	$41.4	$(11.0)	$(9.7)

Components of the net amount recognized:
Prepaid benefit cost	n/a	$57.9	n/a	$—
Accrued benefit cost	n/a	(16.5)	n/a	(9.7)
Additional minimum liability	n/a	(7.1)	n/a	—
Intangible asset	n/a	0.2	n/a	—
Accumulated other comprehensive loss (pre-tax basis)	n/a	6.9	n/a	—
Noncurrent assets	$83.6	n/a	$—	n/a
Current liabilities	(1.1)	n/a	(1.0)	n/a
Noncurrent liabilities	(27.7)	n/a	(10.0)	n/a

Net amount recognized at end of year	$54.8	$41.4	$(11.0)	$(9.7)

n/a – not applicable

(1)	Unrecognized net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service period of active plan participants.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the accumulated and projected benefit obligations for the funded and unfunded plans at the respective September 30 measurement dates:

	Pension Benefits
(in millions)	2006	2005
Accumulated benefit obligations:
Funded plan	$176.2	$167.8
Unfunded plan	24.8	23.8

Total	$201.0	$191.6

Projected benefit obligations:
Funded plan	$198.4	$188.4
Unfunded plan	29.1	25.8

Total	$227.5	$214.2

Components of the net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2006	2005	2004	2006	2005	2004
Service cost	$7.9	$7.5	$7.4	$0.2	$0.2	$0.3
Interest cost	12.1	11.0	10.2	0.6	0.7	0.8
Expected return on plan assets	(14.1)	(13.0)	(12.0)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.4	0.4	0.4
Recognized net actuarial loss	6.4	5.0	4.5	—	—	0.2
Recognized prior service cost	0.1	0.1	0.2	(0.2)	(0.2)	(0.2)

Net periodic benefit cost	$12.4	$10.6	$10.3	$1.0	$1.1	$1.5

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost are as follows:

As of December 31, 2006 (in millions)	Pension Benefits	Other Postretirement Benefits
Accumulated actuarial loss (gain)	$66.8	$0.6
Transition obligation (asset)	—	2.3
Prior service cost (credit)	—	(1.9)

Total accumulated other comprehensive loss	$66.8	$1.0

In 2007, approximately $4.5 million and $0.1 million in net actuarial losses and prior service cost, respectively, are expected to be recognized as components of net periodic pension cost for the funded and unfunded plans, and approximately $0.4 million and $0.2 million in net transition obligation and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the other postretirement benefit plan.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following assumptions were used in determining benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	3.50	3.50	4.00	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	3.50	4.00	4.00	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	10.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2013	2013	2013

n/a – not applicable

(1)	Changes in the periodic benefit cost and the benefit obligation from a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
At September 30	2006	2005
Equity securities	49%	79%
Fixed income securities	51 (1)	21

Total	100%	100%

(1)	Reflects the temporary investment of the $91.5 million pension contribution in September 2006.

People’s retirement plan investment policy includes the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash reserves	3	1 -5
Equity securities	64	50 -76
Fixed income securities	33	27 -39

Equity securities may include convertible securities, and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security at both cost and market value. A limit of 22% of equity holdings may be invested in international equities. Short sales, margin purchases and similar speculative transactions are prohibited.

Fixed income securities are oriented toward risk-averse, investment-grade securities rated “A” or higher. A limit of up to 10% of the fixed income holdings may be invested in issues rated below “Baa” by Moody’s or “BBB” by Standard & Poor’s, if the higher investment risk is compensated for by the prospect of a positive incremental investment return. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income securities require diversification among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Employee Savings Plans

People’s also sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, employees may contribute up to 20% of their pre-tax compensation up to certain limits, and People’s makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. People’s may increase the amount of its matching contribution to 5% of pre-tax compensation if certain bankwide performance objectives are met. Participants vest immediately in their own contributions and after one year in People’s contributions. A supplemental savings plan has also been established for certain senior officers. Expense recognized for the 401(k) and supplemental savings plans totaled $7.2 million, $6.4 million and $7.4 million in 2006, 2005 and 2004, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s 1998 Long-Term Incentive Plan, as amended (the “Incentive Plan”), provides for awards to officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s, and (iii) stock appreciation rights, restricted stock and performance units. A total of 9,412,329 shares of People’s common stock are reserved for issuance under the Incentive Plan. At December 31, 2006, a total of 3,841,524 reserved shares remain available for future awards.

Non-statutory stock options have been granted under the Incentive Plan at exercise prices equal to the fair value of People’s common stock at the grant dates. Option expiration dates are fixed at the grant date, with a maximum term of ten years. Options granted generally vest 50% after two years, 75% after three years and 100% after four years. All options become fully exercisable in the event of a change of control, as defined in the Incentive Plan. As discussed in Note 1, People’s adopted SFAS No. 123-R effective January 1, 2006.

Stock Options Awarded Prior to January 1, 2006

All stock options are fixed options that were granted at exercise prices equal to the fair value of People’s common stock at the respective grant dates. Therefore, in accordance with APB Opinion No. 25, compensation expense was not recognized with respect to these options. If People’s had adopted the alternative fair-value-based method defined in SFAS No. 123, the grant-date fair value of options would have been recognized as compensation expense over the vesting period. The estimated per-share fair value of options granted in 2005 and 2004 was approximately $5.00 and $3.70, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.0% in 2005 and 3.4% in 2004; expected volatility rate of 25% in both years; risk-free interest rate of 3.8% in 2005 and 3.0% in 2004; and expected option life of 5 years. Note 1 discloses the effect on net income and earnings per common share if People’s had applied the fair value recognition provisions of SFAS No. 123 using these assumptions.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

On December 22, 2005, People’s accelerated the vesting of all unvested stock options previously awarded to employees that were outstanding at that time. Shares of common stock acquired pursuant to the exercise of an accelerated option may not be sold or otherwise transferred until the earlier of (a) the date the option would have vested under the terms on which it was initially awarded, or (b) termination of the option holder’s employment with People’s. The purpose of the acceleration was to eliminate compensation expense associated with these options in future years upon the adoption of SFAS No. 123-R in the first quarter of 2006. As a result of the acceleration, options to purchase 0.9 million shares of common stock became immediately exercisable. Substantially all of these options were in-the-money at the time of acceleration. The accelerated vesting of these options eliminated potential pre-tax compensation expense through 2008 of approximately $1.7 million, including approximately $0.8 million in 2006. People’s recorded a one-time charge of $0.7 million in 2005 as a result of the accelerated vesting, which is included in compensation and benefits in the Consolidated Statements of Income.

Stock Options Awarded in 2006

People’s granted 262,882 stock options in 2006. All stock options are non-statutory fixed options that were granted at exercise prices equal to the fair value of People’s common stock at the respective grant dates. The estimated weighted-average grant-date fair value of these options was $6.48 per option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 2.8%; expected volatility rate of 23%; risk-free interest rate of 4.6%; and expected option life of 5 years. Expected volatilities were based on historical volatilities from People’s traded common stock. The expected term of stock options represents the period of time that options granted are expected to be outstanding. People’s used historical data to estimate voluntary suboptimal (early) exercises by continuing employees, and estimates of post-vest option exercise or forfeiture by terminated employees. Suboptimal exercise data and employee termination estimates are incorporated into Monte Carlo simulations of People’s common stock prices to calculate the expected term. The risk-free interest rate approximated the U.S. Treasury yield curve at the time of the grant.

Compensation expense is recognized on a straight-line basis generally over the option vesting period and totaled $0.3 million in 2006. Unamortized compensation cost for unvested stock options, which reflects an estimated forfeiture rate of 6.0% per year for the vesting periods, totaled $1.0 million at December 31, 2006, and is expected to be recognized over the remaining weighted-average period of 3.1 years.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under People’s Incentive Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2003	2,674,587	$11.82
Granted	385,913	19.86
Forfeited	(61,031)	11.43
Exercised	(1,156,575)	12.19

Options outstanding at December 31, 2004	1,842,894	13.28

Granted	249,045	25.36
Forfeited	(17,531)	16.75
Exercised	(656,551)	11.60

Options outstanding at December 31, 2005	1,417,857	16.14

Granted	262,882	31.41
Forfeited	(3,240)	31.31
Exercised	(252,351)	13.88

Options outstanding at December 31, 2006	1,425,148	$19.32	6.7	$36.0

The weighted-average grant-date fair value of stock options granted during 2006 was $6.48 per option. The total intrinsic value of stock options exercised during 2006 was $4.8 million.

Additional information concerning options outstanding and options exercisable at December 31, 2006 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$10.04 - $11.16	307,013	6	$10.88	307,013	$10.88
11.45 - 14.45	305,888	4	12.26	305,888	12.26
19.84 - 25.25	548,645	8	22.17	548,645	22.17
31.26 - 44.71	263,602	9	31.43	3,960	32.46

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Prior to adopting SFAS No. 123-R, People’s presented income tax-related benefits of deductions resulting from the exercise of stock options and vesting of restricted stock as an operating activity in the Consolidated Statements of Cash Flows. SFAS No. 123-R requires the cash flows from income tax-related benefits resulting from income tax deductions in excess of the compensation expense recognized for those stock options and restricted stock to be classified as a financing activity. An excess income tax benefit of $2.1 million was classified as a financing activity in 2006.

Restricted Stock Awards

People’s has also granted restricted stock awards under the Incentive Plan. Employees become fully vested in these shares generally after a three- or four-year period, with requisite service conditions and no performance-based conditions to such vesting. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plan. During the vesting period, dividends are accrued on the restricted stock and the recipients are entitled to vote these restricted shares. The fair value of restricted stock awards is measured at the grant date based on quoted market prices.

The following is a summary of activity during 2006 in restricted stock awards under People’s Incentive Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2005	330,778	$18.74
Granted	263,554	33.55
Forfeited	(16,100)	21.50
Vested	(131,254)	14.61

Unvested restricted shares outstanding at December 31, 2006	446,978	$28.59

Straight-line amortization of unvested restricted stock awards, expected to be recognized over the remaining weighted-average period of 2.4 years, resulted in compensation expense of $2.5 million in 2006. Unamortized compensation cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 4.5% per year over the vesting period, totaled $7.6 million at December 31, 2006. The total fair value of restricted stock awards vested during 2006 was $4.1 million.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Restricted shares awarded during 2005 and 2004 totaled 101,691 shares and 172,379 shares, respectively, with weighted average fair values at the grant dates of $25.40 and $19.81, respectively. Compensation expense totaled $2.1 million and $2.0 million in 2005 and 2004, respectively.

Directors’ Equity Compensation Plan

The Third Amended and Restated People’s Bank Directors’ Equity Compensation Plan (“Directors’ Equity Plan”) was adopted in 2006 as the successor plan to the Second Amended and Restated People’s Bank Directors’ Equity Compensation Plan. The Directors’ Equity Plan provides for an annual award of $95,000 worth of shares of People’s common stock to each non-employee director immediately following each annual meeting of shareholders. Shares of People’s common stock issued pursuant to the Directors’ Equity Plan are not transferable until the third anniversary of the grant date or, if earlier, upon the director’s cessation of service. A total of 425,000 shares of People’s common stock are reserved for issuance under the Directors’ Equity Plan.

In April 2006, directors were granted a total of 25,173 shares of People’s common stock based on a grant-date fair value of $33.97 per share. Expense is recognized on a straight-line basis over a one-year period and $0.9 million, $0.8 million and $0.8 million was recognized in 2006, 2005 and 2004, respectively, for the Directors’ Equity Plan and the predecessor plan. At December 31, 2006, 202,389 shares remain available for issuance.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – Financial Instruments

In the normal course of business, People’s is a party to both on-balance-sheet and off-balance-sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition. The contractual amounts of off-balance-sheet instruments reflect the extent of People’s involvement in particular classes of financial instruments.

A summary of the contractual or notional amounts of People’s financial instruments follows:

As of December 31 (in millions)	2006	2005
Lending-Related Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Consumer	$1,354.8	$1,309.0
Commercial	1,056.4	980.4
Commercial real estate finance	728.3	572.1
Residential mortgage	18.4	71.8
Letters of credit	44.5	41.1

Derivative Financial Instruments: (2)
Interest rate floors	700.0	400.0
Interest rate swaps	6.9	9.6
Foreign exchange contracts	13.1	17.4
Forward commitments to sell residential mortgage loans	44.4	16.3
Interest rate-lock commitments on residential mortgage loans	44.4	16.9

(1)	The contractual amounts of these financial instruments represent People’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrower does not meet contractual repayment obligations, and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s maximum potential exposure to credit loss.

Lending-Related Instruments

The contractual amounts of People’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s lending-related financial instruments is similar to the distribution of its loan portfolio, as described in Note 5.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and secured similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s would have to fulfill the terms of the letter of credit. The fair value of People’s obligations relating to $43.2 million of stand-by letters of credit at December 31, 2006 was $0.3 million, which is included in other liabilities in the Consolidated Statements of Condition. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

A commercial letter of credit is normally a short-term instrument issued by a financial institution on behalf of its customer. The letter of credit authorizes a beneficiary to draw drafts on the financial institution or one of its correspondent banks, provided the terms and conditions of the letter of credit have been met. In issuing a commercial letter of credit, the financial institution has substituted its credit standing for that of its customer. After drafts are paid by the financial institution, the customer is charged or an obligation is created under an existing reimbursement agreement. An advance under a reimbursement agreement is recorded as a loan by the financial institution and is subject to terms and conditions similar to other commercial obligations.

Derivative Financial Instruments

People’s uses derivative financial instruments for risk management purposes and not for trading or speculative purposes. People’s controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Under netting arrangements collateral is obtained, when appropriate, through physical delivery of securities or cash to reduce People’s exposure to credit losses in the event of non-performance by the counterparties to these transactions. People’s also controls its counterparty risk by entering into arrangements only with highly-rated counterparties that are specifically approved by People’s up to a maximum credit exposure. People’s credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $11.4 million and $6.0 million at December 31, 2006 and 2005, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

People’s principal derivative positions outstanding at December 31, 2006 and 2005 were interest rate floors accounted for as cash flow hedges relating to long-term commercial loans that reprice based on the one-month LIBOR-index rate. Hedge ineffectiveness recorded in 2006 and 2005 was insignificant. To a much lesser extent, People’s engages in derivative transactions accounted for as fair value hedges. The ineffective portion of hedge results related to fair value hedges recorded in 2006, 2005 and 2004 was insignificant.

The following sections further discuss each class of derivative financial instrument used by People’s, including management’s principal objectives and risk management strategies.

Interest Rate Floors

Interest rate floors are a type of option contract that exercises when the underlying interest rate falls below a specified strike rate. People’s purchased interest rate floors for the purpose of partially managing its exposure to decreases in the one-month LIBOR-index rate used to reprice certain long-term commercial loans. If the one-month LIBOR-index rate falls below the specified strike rate, People’s would receive an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate.

The change in fair value of a derivative that is highly effective, and is designated and qualifies as a cash flow hedge, is recorded in accumulated other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. The fair value of interest rate floors at December 31, 2006 reflected the unamortized premium and unrealized loss (with a corresponding charge to accumulated other comprehensive loss, after applicable taxes). The unrealized loss in accumulated other comprehensive loss of $6.0 million at December 31, 2006 represented the changes in market values resulting from increases in interest rates since the original dates the interest rate floors were purchased. Interest rate floors outstanding at December 31, 2006 mature in 2011.

The group of individual transactions being hedged is People’s one-month Libor-index commercial loan monthly interest cash flows. People’s has identified the hedged forecasted transaction as the first one-month Libor-index interest payments received on commercial loans. These are individual transactions that share the same risk exposure, because the interest payments received on the one-month Libor-index commercial loans are subject to interest rate risk related to changes in the one-month Libor rate. The occurrence of one-month Libor interest payment cash flows is probable, and the prepayment of a given loan is not expected to have an effect on the

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

hedging relationship, as the aggregate principal balance of the one-month Libor-index rate commercial loan portfolio underlying the interest payments is maintained at an amount sufficiently greater than the notional amount of the interest rate floors.

Interest Rate Swaps

People’s pay fixed/receive floating swaps, which are accounted for as fair value hedges, are used to hedge the change in fair value of certain long-term, fixed-rate commercial real estate finance loans from rising interest rates. Under interest rate swaps, People’s agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount. People’s enters into these transactions to match more closely the repricing of its assets and liabilities, and to reduce its exposure to increases in interest rates and their effect on interest income and interest expense. For example, certain fixed rate assets may be funded with floating rate borrowings. People’s enters into interest rate swaps in which it pays a fixed rate and receives a floating rate, in order to effectively “match fund” the asset and liability.

The change in fair value of a derivative that is highly effective, and is designated and qualifies as a fair value hedge, is recorded in earnings. The change in fair value on the hedged asset or liability is also recorded in earnings. People’s liability at December 31, 2006 of $0.2 million represented the unrealized losses at that date on these fair value hedges. Interest rate swaps outstanding at December 31, 2006 mature as follows: $5 million in 2012; and $2 million thereafter.

The net effect of interest rate floors, interest rate swaps and interest rate corridors was to decrease net interest income by $0.8 million, $0.4 million and $3.9 million in 2006, 2005 and 2004, respectively. In 2005, other non-interest income included $0.1 million and other non-interest expense included $0.4 million relating to the cancellations of certain interest rates swaps.

People’s canceled interest rate swaps and interest rate corridors with notional amounts of $335 million and $435 million, respectively, in 2004 as part of a balance sheet restructuring. Costs to cancel those derivatives related to People’s credit card business were reported in discontinued operations, due to the sale of that business in 2004, while the costs to cancel the remaining derivatives were reported in liability restructuring costs in the Consolidated Statements of Income. At December 31, 2006 and 2005, there were no interest rate corridors remaining.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Forward Exchange Contracts

Foreign exchange forward contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans.

Forward Commitments to Sell and Interest Rate-Lock Commitments on Residential Mortgage Loans

People’s enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s delivers originated loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s will commit to an interest rate on a mortgage loan application at a time after the application is approved by People’s. Fixed-rate residential mortgage loan commitments on held-for-portfolio loans totaled $0.4 million (interest rates from 5.75% to 6.00%) and $0.6 million (interest rates from 5.88% to 6.13%) at December 31, 2006 and 2005, respectively. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives and are reflected in the Consolidated Statements of Condition at fair value. See Note 20.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of certain information concerning derivative financial instruments utilized by People’s for risk management purposes:

As of December 31 (dollars in millions)	2006		2005
Interest Rate Floors:
Notional principal amounts	$700.0		$400.0
Weighted average strike rate	5.00%		4.30%
Weighted average remaining term to maturity (in months)	49		60
Fair value recognized as an asset	$11.5		$5.9

Interest Rate Swaps:
Notional principal amounts:
Pay fixed rate/receive floating rate	$6.9		$9.6
Weighted average interest rates:
Pay fixed (receive floating)	5.59	%(5.35%)	5.51	%(4.29%)
Weighted average remaining term to maturity (in months)	77		85
Fair value recognized as a liability	$0.2		$0.4

Foreign Exchange Contracts:
Notional principal amounts	$13.1		$17.4
Weighted average remaining term to maturity (in months)	2		3
Fair value recognized as a liability	$0.3		$—

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – Legal Proceedings and Lease Commitments

Legal Proceedings

In the normal course of business, People’s is subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

Lease Commitments

At December 31, 2006, People’s was obligated under various noncancelable operating leases for office space, which expire on various dates through 2027. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2006 were: $24.0 million in 2007; $22.9 million in 2008; $22.2 million in 2009; $19.7 million in 2010; $17.3 million in 2011; and an aggregate of $48.2 million in 2012 through 2027. Rent expense under operating leases was $17.8 million, $17.5 million and $16.8 million in 2006, 2005 and 2004, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 20 – Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s financial instruments:

	2006		2005
As of December 31 (in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$568.7	$568.7	$423.5	$423.5
Securities (1)	77.5	77.5	1,363.0	1,363.0
Securities purchased under agreements to resell	—	—	25.0	24.8
Loans, net	9,297.7	9,318.0	8,497.9	8,547.2
Accrued interest receivable	45.2	45.2	42.7	42.7

Financial liabilities:
Time deposits	3,583.0	3,562.7	2,962.1	2,933.9
Other deposits	5,499.6	5,499.6	6,120.5	6,120.5
Federal funds purchased	4.1	4.1	269.9	269.9
FHLB advances	—	—	25.0	25.0
Subordinated notes	65.3	75.0	108.6	122.1
Accrued interest payable	3.3	3.3	3.6	3.6

Derivative financial instruments: (2)
Recognized as an asset:
Interest rate floors	11.5	11.5	5.9	5.9
Forward commitments to sell residential mortgage loans	0.1	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	0.1	0.1	—	—
Recognized as a liability:
Interest rate swaps	0.2	0.2	0.4	0.4
Foreign exchange contracts	0.3	0.3	—	—
Forward commitments to sell residential mortgage loans	0.1	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	0.1	0.1	—	—

(1)	Includes trading account securities of $29.6 million and $27.3 million at December 31, 2006 and 2005, respectively. No other financial instruments in this table were held for trading purposes.
(2)	See Note 18 for a further discussion of derivative financial instruments. People’s has certain off-balance-sheet financial instruments, as described in Note 18, with carrying amounts that primarily consist of deferred fee income and other accruals. The estimated fair values of these other instruments approximated the carrying amounts, which were not significant.

SFAS No. 107 requires disclosures about the fair values of financial instruments for which it is practicable to estimate fair value. Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Quoted market

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a description of the principal valuation methods used by People’s to estimate the fair values of its financial assets and liabilities:

Securities

The fair values of securities were based primarily upon market prices or dealer quotes. Certain fair values were estimated using independent pricing models or were based on comparisons to market prices of similar securities.

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate finance, commercial and consumer. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable) and payment status (performing or non-performing). Fair values were estimated for each component using a valuation method selected by management.

The fair values of performing residential mortgage, commercial real estate finance, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments and credit losses. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of home equity lines of credit was based on the outstanding loan balances, as required by SFAS No. 107, and, therefore, does not reflect the value associated with earnings from future loans to existing customers. Management believes that the fair value of these customer relationships has a substantial intangible value separate from the loan balances currently outstanding.

Deposit Liabilities

The fair values of time deposits represent contractual cash flows discounted using interest rates currently offered on time deposits with similar characteristics and remaining maturities. In accordance with SFAS No. 107, the fair values of other deposit liabilities (those with no stated maturity, such as checking and savings accounts) are equal to the carrying amounts payable on demand. As required by SFAS No. 107, deposit fair values do not include the intangible value of core deposit relationships that comprise a significant portion of People’s deposit base. Management believes that People’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the deposit balances.

Borrowings and Subordinated Notes

The fair values of FHLB advances represent contractual repayments discounted using interest rates currently available on advances with similar characteristics and remaining maturities. The fair values of subordinated notes were based on dealer quotes.

Other Financial Assets and Liabilities

The fair value of securities purchased under agreements to resell was estimated using an independent pricing model. Cash and cash equivalents, accrued interest receivable and payable, and federal funds purchased have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk.

Derivative Financial Instruments

The carrying amounts for interest rate floors and interest rate swaps represent fair values. The fair values of interest rate floors and interest rate swaps were estimated using a valuation model based on market interest rates and other pricing terms prevailing for similar agreements at the valuation date. These fair values approximate the amounts that People’s would receive or pay to terminate the interest rate floors and interest rate swaps at the valuation date. The carrying amount for foreign exchange contracts represents fair value. The fair value of foreign

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

exchange contracts was estimated using a valuation model based on market interest rates and other pricing terms prevailing for similar agreements at the valuation date. The fair values of forward commitments to sell and interest rate-lock commitments on adjustable-rate and fixed-rate residential mortgage loans were estimated based on current secondary market prices for commitments with similar terms.

Off-Balance-Sheet Financial Instruments

The estimated fair values of People’s off-balance-sheet financial instruments approximate the respective carrying amounts. These include commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 21 – Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report (i) certain financial and descriptive information about “reportable operating segments,” as defined, and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. Operating segment information is reported using a “management approach” that is based on the way management organizes the segments for purposes of making operating decisions and assessing performance.

People’s reportable business segments are as follows:

Commercial Banking consists principally of commercial lending, commercial real estate finance lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking and municipal banking.

Consumer Financial Services includes, as its principal business lines, consumer deposit gathering activities, and residential mortgage, home equity and other consumer lending (excluding the national consumer loan portfolio, which is reported in “Other”). In addition to trust services, this segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI, and other insurance services provided through RC Knox.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the Funding Center, which includes the impact of derivative financial instruments used for risk management purposes.

People’s business segment disclosure is based on information generated by an internal profitability reporting system, which generates information by business segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operation of People’s as a whole. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation (see below).

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

FTP is used in the calculation of the respective business segment’s net interest income, and measures the value of funds used in and provided by a business segment. Under this process, a money desk buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s Treasury group and is based on the wholesale cost to People’s of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group. This process results in a difference between total net interest income for the reportable business segments and the amounts reported in the Consolidated Statements of Income, which is reflected in the Funding Center as part of Treasury.

In 2006, People’s revised its FTP methodology assumptions relating to those deposit products with indeterminate maturities, based on a comprehensive historical analysis of the implied maturities and repricing characteristics of those deposits. As a result, the duration for most of those deposits was lengthened, which in turn increased their value and corresponding FTP credit. In addition, the Funding Center’s results, which include the impact of interest rate risk and were previously included in “Other,” were realigned to Treasury, since Treasury is responsible for managing People’s interest rate risk. Segment information for all years presented reflects the changes resulting from the revised FTP methodology assumptions and the realignment of the Funding Center to Treasury.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The provision for loan losses for the Commercial Banking and Consumer Financial Services segments is generally based on a five-year rolling average net charge-off rate for the respective segment. People’s allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to each business segment. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year.

The category “Other” includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment. This category also includes: revenues and expenses relating to the national consumer loan portfolio; liability restructuring costs in 2004; other nonrecurring income and expense; income from discontinued operations, including the gain on sale of the credit card business; and income tax benefits. Total assets at year end for each reportable business segment represent earning assets. Included in “Other” are assets such as cash, national consumer loans, premises and equipment and other assets.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s business segments:

Year ended December 31, 2006 (in millions)	Commercial Banking	Consumer Financial Services	Treasury	Total Reportable Segments	Other	Total Consolidated
Net interest income	$130.5	$256.4	$(26.2)	$360.7	$21.7	$382.4
Provision for loan losses	10.5	3.0	—	13.5	(10.1)	3.4
Non-interest income	22.8	140.5	(18.2)	145.1	2.3	147.4
Non-interest expense	78.3	261.3	0.5	340.1	6.8	346.9

Income (loss) from continuing operations before income tax expense (benefit)	64.5	132.6	(44.9)	152.2	27.3	179.5
Income tax expense (benefit)	22.6	46.8	(18.9)	50.5	7.3	57.8

Income (loss) from continuing operations	41.9	85.8	(26.0)	101.7	20.0	121.7
Income from discontinued operations, net of tax	—	—	—	—	2.3	2.3

Net income (loss)	$41.9	$85.8	$(26.0)	$101.7	$22.3	$124.0

Total assets at year end	$4,155.0	$5,366.4	$469.0	$9,990.4	$696.5	$10,686.9

Year ended December 31, 2005 (in millions)	Commercial Banking	Consumer Financial Services	Treasury	Total Reportable Segments	Other	Total Consolidated
Net interest income	$129.7	$266.4	$(43.0)	$353.1	$16.6	$369.7
Provision for loan losses	9.4	3.5	—	12.9	(4.3)	8.6
Non-interest income	23.7	143.5	4.1	171.3	2.0	173.3
Non-interest expense	73.7	259.4	1.4	334.5	9.9	344.4

Income (loss) from continuing operations before income tax expense (benefit)	70.3	147.0	(40.3)	177.0	13.0	190.0
Income tax expense (benefit)	24.6	52.8	(15.3)	62.1	2.0	64.1

Income (loss) from continuing operations	45.7	94.2	(25.0)	114.9	11.0	125.9

Income from discontinued operations, net of tax	—	—	—	—	5.0	5.0
Gain on sale of discontinued operations, net of tax	—	—	—	—	6.2	6.2

Income from discontinued operations	—	—	—	—	11.2	11.2

Net income (loss)	$45.7	$94.2	$(25.0)	$114.9	$22.2	$137.1

Total assets at year end	$3,812.2	$4,900.7	$1,553.2	$10,266.1	$666.4	$10,932.5

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2004 (in millions)	Commercial Banking	Consumer Financial Services	Treasury	Total Reportable Segments	Other	Total Consolidated
Net interest income	$125.8	$268.0	$(88.4)	$305.4	$21.7	$327.1
Provision for loan losses	8.8	3.3	—	12.1	1.2	13.3
Non-interest income	19.8	129.5	(4.4)	144.9	6.8	151.7
Non-interest expense	67.4	252.1	0.2	319.7	160.0	479.7

Income (loss) from continuing operations before income tax expense (benefit)	69.4	142.1	(93.0)	118.5	(132.7)	(14.2)
Income tax expense (benefit)	24.3	52.1	(32.5)	43.9	(52.5)	(8.6)

Income (loss) from continuing operations	45.1	90.0	(60.5)	74.6	(80.2)	(5.6)

Income from discontinued operations, net of tax	—	—	—	—	6.8	6.8
Gain on sale of discontinued operations, net of tax	—	—	—	—	198.5	198.5

Income from discontinued operations	—	—	—	—	205.3	205.3

Net income (loss)	$45.1	$90.0	$(60.5)	$74.6	$125.1	$199.7

Total assets at year end	$3,531.8	$4,487.9	$2,086.8	$10,106.5	$611.4	$10,717.9

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 22 – Discontinued Operations

On March 5, 2004, People’s completed the sale of its credit card business, which included $2.0 billion of credit card receivables, as well as the transfer of its related credit card operations and 420 employees, to The Royal Bank of Scotland Group (“RBS”). Gross proceeds from the sale, after the completion of normal post-closing adjustments, totaled $2.4 billion. The net pre-tax gain on sale of $305.4 million, after deducting transaction-related costs and other adjustments, is included in income from discontinued operations in the Consolidated Statements of Income.

As a result of the sale of the credit card business, the assets and results of operations of this business for all years prior to the sale were reclassified to discontinued operations in the Consolidated Financial Statements. Interest expense was allocated to discontinued operations by applying the weighted-average cost of funds previously used for credit card business segment reporting purposes to the discontinued operation’s average earning assets for 2004, with a corresponding reduction in total interest expense in the Consolidated Statements of Income.

The Consolidated Statements of Condition included an accrued liability of $24.3 million at December 31, 2004 for contract termination and other exit costs related to the credit card sale. In 2005, People’s resolved the remaining issues regarding its financial obligations under a contract for the servicing of its credit card portfolio. Therefore, the accrued liability was reversed and a $9.7 million pre-tax gain was recorded, which is included in income from discontinued operations on an after-tax basis for the year ended December 31, 2005 in the Consolidated Statements of Income. Income from discontinued operations for the year ended December 31, 2006 includes an after-tax charge of $0.5 million from the resolution of a contingency related to the credit card sale.

People’s continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income. Recoveries, net of collection costs, totaled $4.1 million, $7.7 million and $11.2 million in 2006, 2005 and 2004, respectively.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 23 – Plan of Conversion and Reorganization

On September 20, 2006, People’s and Holdings announced their plan to convert from a mutual holding company structure to a fully-public stock holding company structure. The Boards of Holdings and People’s have adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Holdings will merge with and into People’s, with People’s as the surviving entity, and People’s will become a wholly-owned subsidiary of People’s United Financial, Inc. (“PUFI”), a Delaware corporation.

In connection with the conversion, shares of People’s common stock currently owned by Holdings will be canceled and new shares of PUFI common stock, representing the 57.7% ownership interest of Holdings, will be offered for sale by PUFI. Concurrent with the completion of the offering, People’s existing public stockholders will receive shares of PUFI common stock for each share of People’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of PUFI common stock as they owned of People’s common stock immediately prior to the conversion.

The transactions contemplated by the Plan are subject to approval by People’s stockholders, its depositors and the OTS. Special meetings of People’s stockholders and depositors will be held on April 5, 2007 to approve the Plan. On February 14, 2007, the OTS gave its conditional approval to the Plan.

PUFI intends to contribute 2 million shares of PUFI common stock and $20.0 million in cash from the offering proceeds to The People’s Community Foundation (the “Foundation”), a charitable foundation to be established in connection with the conversion and offering. The shares of common stock contributed to the Foundation will be in addition to the shares being offered for sale. This contribution of common stock and cash will be an additional operating expense and will reduce PUFI’s net income in the year that the Foundation is established, which is expected to be the year ending December 31, 2007.

People’s has incurred $3.0 million of conversion costs through December 31, 2006. If the conversion is completed, conversion costs will be netted against the offering proceeds. If the conversion is terminated, such costs will be expensed.

People’s Bank and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s quarterly financial data for 2006 and 2005:

	2006				2005
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$137.8	$144.3	$149.4	$150.6	$119.9	$125.6	$128.6	$133.8
Interest expense	43.8	48.2	53.2	54.5	28.7	32.9	36.1	40.5

Net interest income	94.0	96.1	96.2	96.1	91.2	92.7	92.5	93.3
Provision for loan losses	(2.3)	0.2	4.1	1.4	1.3	0.9	1.1	5.3

Net interest income after provision for loan losses	96.3	95.9	92.1	94.7	89.9	91.8	91.4	88.0
Non-interest income	42.4	39.2	20.5	45.3	37.7	39.0	44.5	52.1
Non-interest expense	87.6	86.6	87.1	85.6	81.7	86.0	86.2	90.5

Income from continuing operations before income tax expense	51.1	48.5	25.5	54.4	45.9	44.8	49.7	49.6
Income tax expense	17.2	16.3	8.6	15.7	16.1	15.4	17.3	15.3

Income from continuing operations	33.9	32.2	16.9	38.7	29.8	29.4	32.4	34.3

Discontinued operations:
Income from discontinued operations, net of tax	0.9	0.7	0.1	0.6	1.6	1.4	1.1	0.9
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	6.2	—	—

Income from discontinued operations	0.9	0.7	0.1	0.6	1.6	7.6	1.1	0.9

Net income	$34.8	$32.9	$17.0	$39.3	$31.4	$37.0	$33.5	$35.2

Basic earnings per common share	$0.24	$0.23	$0.12	$0.29	$0.22	$0.26	$0.24	$0.25
Diluted earnings per common share	0.24	0.23	0.12	0.28	0.22	0.26	0.24	0.25

Average common shares:
Basic	141.43	141.61	141.67	141.70	140.65	141.05	141.20	141.28
Diluted	142.04	142.18	142.34	142.48	141.42	141.72	141.88	141.96

Common stock price:
High	$33.83	$34.50	$41.15	$45.40	$28.00	$30.48	$33.75	$33.57
Low	30.00	30.87	31.89	39.24	23.99	26.27	28.17	28.85

Cash dividends paid (1)	13.6	15.4	15.5	15.5	11.9	13.5	13.5	13.5

Cash dividends per common share (1)	0.22	0.25	0.25	0.25	0.19	0.22	0.22	0.22

Total dividend payout ratio (1)	39.0%	46.9%	91.0%	39.3%	37.7%	36.5%	40.3%	38.6%

(1)	Reflects the waiver of cash dividends on the substantial majority of the common shares owned by People’s Mutual Holdings. See Note 13.