Form 10-Q
period 2007-03-31
People's United Financial, Inc.
filed 2007-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 001-33326

PEOPLE’S UNITED FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Main Street, Bridgeport, Connecticut	06604
(Address of principal executive offices)	(Zip Code)

(203) 338-7171

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007, there were 300,831,864 shares of the registrant’s common stock outstanding.

Item 1 – Financial Statements

People’s United Financial, Inc. is a Delaware corporation and the holding company for People’s Bank. People’s United Financial had not engaged in any business through March 31, 2007; accordingly there are no financial statements for People’s United Financial as of or for the period ended March 31, 2007.

People’s Bank became a wholly-owned subsidiary of People’s United Financial on April 16, 2007 as a result of the conversion of People’s Bank and People’s Mutual Holdings from the mutual holding company structure to the stock holding company structure. See note 11 to the Consolidated Financial Statements for a further discussion of the second-step conversion. A significant portion of the business of People’s United Financial for some period of time subsequent to this date will be substantially identical to the business of People’s Bank prior to the conversion.

The following financial statements and accompanying notes and discussion and much of the other information appearing in this Form 10-Q therefore describes the business of People’s Bank for all periods prior to the conversion.

For information about the recently completed sale of common stock by People’s United Financial and the use of proceeds from that transaction, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

People’s Bank and Subsidiaries

Consolidated Statements of Condition—(Unaudited)

(in millions)	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$341.4	$344.1
Short-term investments	1,212.9	224.6

Total cash and cash equivalents	1,554.3	568.7

Securities (note 2):
Trading account securities, at fair value	29.6	29.6
Securities available for sale, at fair value	42.0	46.8
Securities held to maturity, at amortized cost (fair value of $1.1 at each date)	1.1	1.1

Total securities	72.7	77.5

Loans (note 3):
Residential mortgage	3,763.7	3,900.1
Commercial	2,439.7	2,363.6
Commercial real estate finance	1,821.7	1,786.7
Consumer	1,284.9	1,321.3

Total loans	9,310.0	9,371.7
Less allowance for loan losses	(74.4)	(74.0)

Total loans, net	9,235.6	9,297.7

Bank-owned life insurance (note 1)	215.2	212.6
Premises and equipment, net	143.2	136.8
Goodwill (note 6)	101.5	101.5
Other acquisition-related intangibles (note 6)	3.3	3.5
Other assets	276.6	288.6

Total assets	$11,602.4	$10,686.9

Liabilities
Deposits:
Non-interest-bearing	$2,332.5	$2,294.4
Savings, interest-bearing checking and money market	3,297.7	3,205.2
Time	3,694.5	3,583.0
Escrow funds (note 11)	642.9	—

Total deposits	9,967.6	9,082.6

Borrowings:
Federal funds purchased	7.8	4.1

Total borrowings	7.8	4.1

Subordinated notes	65.3	65.3
Other liabilities	202.9	195.4

Total liabilities	10,243.6	9,347.4

Stockholders’ Equity
Common stock (without par value; 450.0 shares authorized; 142.3 shares and 142.2 shares issued and outstanding)	142.3	142.2
Additional paid-in capital	182.4	182.9
Retained earnings	1,080.5	1,062.4
Accumulated other comprehensive loss (note 4)	(46.4)	(48.0)

Total stockholders’ equity	1,358.8	1,339.5

Total liabilities and stockholders’ equity	$11,602.4	$10,686.9

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Consolidated Statements of Income—(Unaudited)

	Three Months Ended
(in millions, except per share data)	March 31, 2007	March 31, 2006
Interest and dividend income:
Residential mortgage	$49.0	$42.1
Commercial	40.6	33.2
Commercial real estate finance	31.8	29.3
Consumer	22.9	20.2

Total interest on loans	144.3	124.8
Short-term investments	4.0	0.8
Securities	1.1	11.9
Securities purchased under agreements to resell	—	0.3

Total interest and dividend income	149.4	137.8

Interest expense:
Deposits	52.3	38.0
Borrowings	0.1	3.3
Subordinated notes	1.7	2.5

Total interest expense	54.1	43.8

Net interest income	95.3	94.0
Provision for loan losses	0.8	(2.3)

Net interest income after provision for loan losses	94.5	96.3

Non-interest income:
Fee-based revenues:
Service charges on deposit accounts	18.0	18.3
Insurance revenue	7.3	7.8
Brokerage commissions	3.4	3.1
Other fees	9.1	8.6

Total fee-based revenues	37.8	37.8
Bank-owned life insurance (note 1)	2.4	1.9
Net gains on sales of residential mortgage loans	0.7	0.4
Other non-interest income	2.7	2.3
Total non-interest income	43.6	42.4

Non-interest expense:
Compensation and benefits	51.3	51.9
Occupancy and equipment	16.5	15.8
Other non-interest expense	20.3	19.9

Total non-interest expense	88.1	87.6

Income from continuing operations before income tax expense	50.0	51.1
Income tax expense	16.9	17.2

Income from continuing operations	33.1	33.9

Discontinued operations (note 9):
Income from discontinued operations, net of tax	0.5	0.9

Income from discontinued operations	0.5	0.9

Net income	$33.6	$34.8

Earnings per common share (note 5)
Basic:
Income from continuing operations	$0.24	$0.24
Net income	$0.24	$0.24
Diluted:
Income from continuing operations	$0.24	$0.24
Net income	$0.24	$0.24

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity—(Unaudited)

For the three months ended March 31, 2007 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$(48.0)	$1,339.5
Net income	—	—	33.6	—	33.6
Other comprehensive income, net of tax:
Net unrealized income on derivatives	—	—	—	0.9	0.9
Reclassification of net actuarial loss	—	—	—	0.7	0.7

Total comprehensive income					35.2
Cash dividends on common stock ($0.25 per share)	—	—	(15.5)	—	(15.5)
Stock options and related tax benefits	0.1	(0.5)	—	—	(0.4)

Balance at March 31, 2007	$142.3	$182.4	$1,080.5	$(46.4)	$1,358.8

For the three months ended March 31, 2006 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	$141.6	$172.0	$998.4	$(23.4)	$1,288.6
Net income	—	—	34.8	—	34.8
Other comprehensive loss, net of tax	—	—	—	(5.8)	(5.8)

Total comprehensive income					29.0
Cash dividends on common stock ($0.22 per share)	—	—	(13.6)	—	(13.6)
Stock options and related tax benefits	0.2	2.2	—	—	2.4

Balance at March 31, 2006	$141.8	$174.2	$1,019.6	$(29.2)	$1,306.4

See accompanying notes to consolidated financial statements.

People’s Bank and Subsidiaries

Consolidated Statements of Cash Flows—(Unaudited)

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:
Net income	$33.6	$34.8
Income from discontinued operations, net of tax	(0.5)	(0.9)

Income from continuing operations	33.1	33.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Provision for loan losses	0.8	(2.3)
Depreciation and amortization of premises and equipment	4.4	5.0
Amortization of leased equipment	1.3	0.5
Amortization of other acquisition-related intangibles	0.2	0.3
Net gains on sales of residential mortgage loans	(0.7)	(0.4)
Originations of loans held-for-sale	(101.6)	(37.4)
Proceeds from sales of loans held-for-sale	81.3	38.0
Net increase in trading account securities	—	(2.9)
Net changes in other assets and liabilities	24.1	6.6

Net cash provided by operating activities of continuing operations	42.9	41.3

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	68.7	—
Proceeds from principal repayments of securities available for sale	—	103.3
Principal repayments of securities available for sale	(0.2)	—
Proceeds from principal repayments of securities held to maturity	—	0.3
Purchases of securities available for sale	(64.6)	—
Net loan principal collections (disbursements)	79.6	(21.0)
Purchase of loans	—	(167.4)
Purchase of bank-owned life insurance	(0.1)	(50.0)
Purchases of premises and equipment	(10.8)	(2.5)
Purchases of leased equipment	(5.5)	(7.7)

Net cash provided by (used in) investing activities	67.1	(145.0)

Cash Flows from Financing Activities:
Net increase in deposits	885.0	169.8
Net increase (decrease) in borrowings with terms of three months or less	3.7	(43.9)
Cash dividends paid on common stock	(15.5)	(13.6)
Proceeds from issuance of common stock, including excess income tax benefits	1.9	2.4

Net cash provided by financing activities	875.1	114.7

Cash Flows from Discontinued Operations:
Operating activities	0.5	0.9

Net cash provided by discontinued operations	0.5	0.9

Net increase in cash and cash equivalents	985.6	11.9
Cash and cash equivalents at beginning of period	568.7	423.5

Cash and cash equivalents at end of period	$1,554.3	$435.4

Supplemental Information:
Interest payments	$55.5	$44.5
Income tax payments	—	0.1
Real estate properties acquired by foreclosure	0.1	0.3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

NOTE 1. GENERAL

People’s Bank became a wholly-owned subsidiary of People’s United Financial, Inc. on April 16, 2007 as a result of the conversion of People’s Bank and People’s Mutual Holdings from the mutual holding company structure to the stock holding company structure. People’s United Financial has not engaged in any business through March 31, 2007; accordingly there are no financial statements for People’s United Financial as of or for the period ended March 31, 2007. Accordingly, the financial statements and accompanying notes appearing in this Form 10-Q describe the business of People’s Bank for all periods prior to the conversion.

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s Bank and its consolidated subsidiaries (“People’s”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including the classification of revenues and expenses to discontinued operations.

Note 1 in People’s audited consolidated financial statements included in the People’s United Financial Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by this Quarterly Report on Form 10-Q for the period ended March 31, 2007, includes a statement on People’s significant accounting policies. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted or condensed. These statements should be read in conjunction with the People’s United Financial Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Reorganization

On April 16, 2007, People’s and People’s Mutual Holdings (“Holdings”) completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. Holdings merged with and into People’s, with People’s as the surviving entity, and People’s became a wholly-owned subsidiary of People’s United Financial. Per-share amounts are based on the number of outstanding shares of People’s common stock prior to completing the second-step conversion. The results of the second-step conversion did not impact People’s reported quarterly results. See Note 11 for a further discussion.

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

Employee Benefit Plans

People’s maintains a noncontributory defined benefit pension plan that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average. People’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In addition, People’s maintains unfunded and nonqualified supplemental plans to provide pension benefits to certain senior officers.

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

Components of the net periodic benefit cost for these plans are as follows:

For the three months ended March 31	Pension Benefits		Other Postretirement Benefits
(in millions)	2007	2006	2007	2006
Service cost	$2.1	$2.0	$—	$0.1
Interest cost	3.4	3.0	0.2	0.2
Expected return on plan assets	(5.6)	(3.5)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.1	1.6	—	—
Recognized prior service cost	—	—	(0.1)	(0.1)

Net periodic benefit cost	$1.0	$3.1	$0.2	$0.3

NOTE 2. SECURITIES

The amortized cost and fair value of People’s securities are as follows:

	March 31, 2007		December 31, 2006
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$29.6	$29.6	$29.6	$29.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	21.8	21.8	25.9	25.9

Total debt securities	21.8	21.8	25.9	25.9

Equity securities:
FHLB stock	19.5	19.5	20.1	20.1
Other securities	0.5	0.7	0.6	0.8

Total equity securities	20.0	20.2	20.7	20.9

Total securities available for sale	41.8	42.0	46.6	46.8
Net unrealized gain on securities available for sale	0.2	—	0.2	—

Total securities available for sale, at fair value	42.0	42.0	46.8	46.8

Securities held to maturity:
Corporate and other	1.1	1.1	1.1	1.1

Total securities held to maturity	1.1	1.1	1.1	1.1

Total securities	$72.7	$72.7	$77.5	$77.5

NOTE 3. LOANS

The components of People’s loan portfolio are summarized as follows:

(in millions)	March 31, 2007	December 31, 2006
Residential mortgage:
Adjustable rate	$3,662.1	$3,805.6
Fixed rate	101.6	94.5

Total residential mortgage	3,763.7	3,900.1

Commercial real estate finance:
Residential	523.3	513.6
Retail	406.3	390.7
Office buildings	377.4	360.0
Industrial/manufacturing	179.3	184.8
Self storage/industrial	98.2	97.8
Hospitality and entertainment	63.0	61.8
Land	60.4	61.4
Health care	54.8	53.9
Special use	46.2	47.4
Other properties	12.8	15.3

Total commercial real estate finance	1,821.7	1,786.7

Commercial and industrial lending:
Manufacturing	446.8	412.1
Finance, insurance and real estate	337.9	354.7
Service	265.3	230.2
Wholesale distribution	118.7	119.9
Retail sales	116.2	113.6
Health services	110.9	108.5
Arts/entertainment/recreation	53.6	61.8
Transportation/utility	25.6	26.4
Other	65.0	66.6

Total commercial	1,540.0	1,493.8

People’s Capital and Leasing Corp.:
Printing	326.4	308.9
Transportation/utility	218.4	209.5
General manufacturing	143.0	141.6
Retail sales	92.7	85.7
Packaging	74.3	76.7
Service	26.7	28.2
Wholesale distribution	11.8	12.4
Health services	6.4	6.8

Total PCLC loans	899.7	869.8

Consumer:
Home equity credit lines	971.7	1,010.8
Second mortgages	285.0	279.8
Personal installment loans	12.7	14.1
Other loans	15.5	16.6

Total consumer loans	1,284.9	1,321.3

Total loans	$9,310.0	$9,371.7

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net actuarial losses, prior service costs and transition obligations related to People’s pension and other postretirement benefit plans, and net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges. People’s total comprehensive income for the three months ended March 31, 2007 and 2006 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s period-end stockholders’ equity on an after-tax basis, are as follows:

(in millions)	March 31, 2007	December 31, 2006
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(43.4)	$(44.1)
Net unrealized loss on derivatives accounted for as cash flow hedges	(3.1)	(4.0)
Net unrealized gain on securities available for sale	0.1	0.1

Total accumulated other comprehensive loss	$(46.4)	$(48.0)

Other comprehensive income, net of tax, totaled $1.6 million for the three months ended March 31, 2007. The change in total accumulated other comprehensive loss from December 31, 2006 consisted of a reduction (after-tax) in the net unrealized loss on derivatives accounted for as cash flow hedges of $0.9 million and a reduction in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans of $0.7 million.

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s basic and diluted earnings per share (“EPS”):

	Three Months Ended
(in millions, except per share data)	March 31, 2007	March 31, 2006
Income from continuing operations	$33.1	$33.9
Income from discontinued operations	0.5	0.9
Net income	33.6	34.8

Average common shares outstanding for basic EPS	141.8	141.4
Effect of dilutive stock options and unvested stock awards	0.7	0.6

Average common and common-equivalent shares for dilutive EPS	142.5	142.0

Basic EPS:
Income from continuing operations	$0.24	$0.24
Income from discontinued operations	—	—
Net income	0.24	0.24

Diluted EPS:
Income from continuing operations	$0.24	$0.24
Income from discontinued operations	—	—
Net income	0.24	0.24

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s goodwill totaled $101.5 million at both March 31, 2007 and December 31, 2006. At March 31, 2007, goodwill was allocated to the Consumer Financial Services and Commercial Banking segments in the amounts of $96.8 million and $4.7 million, respectively.

People’s other acquisition-related intangible assets totaled $3.3 million and $3.5 million; gross carrying amounts totaled $28.1 million and $28.1 million; and accumulated amortization totaled $24.8 million and $24.6 million, each at March 31, 2007 and December 31, 2006, respectively. Amortization expense of other acquisition-related intangible assets totaled $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for the full-year of 2007 and each of the next three years for other acquisition-related intangible assets is as follows: $1.1 million in 2007; $1.0 million in 2008 and 2009; and $0.4 million in 2010.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, People’s has various outstanding commitments and contingent liabilities that have not been and are not required to be reflected in the consolidated financial statements. In addition, in the normal course of business, there are various outstanding legal proceedings to which People’s is a party. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s does not expect its financial condition to be affected materially as a result of the outcome of such commitments, contingent liabilities and legal proceedings.

NOTE 8. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 22 for segment information for the three months ended March 31, 2007 and 2006.

NOTE 9. DISCONTINUED OPERATIONS

On March 5, 2004, People’s completed the sale of its credit card business. People’s continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income for periods subsequent to the sale. Recoveries, net of collection costs, totaled $0.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 10. NEW ACCOUNTING STANDARDS

People’s adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. As of the date of adoption, People’s unrecognized income tax benefits totaled $1.0 million, which if recognized would affect its annualized income tax rate. Additionally, People’s had accrued interest expense related to the unrecognized income tax benefits of $0.1 million. People’s recognizes accrued interest related to unrecognized income tax benefits in interest expense in the Consolidated Statement of Income. Penalties, if incurred, would be recognized as a component of income tax expense.

People’s files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s does not have any foreign operations and therefore is not subject to income taxes in any foreign jurisdictions.

People’s is no longer subject to either federal or state income tax examinations for years prior to 2003. The Internal Revenue Service (“IRS”) commenced examinations of People’s U.S. Federal income tax returns for the years ended December 31, 2004 and 2005 during the fourth quarter of 2006. People’s anticipates that the IRS will complete this examination within the next twelve months. To date, the IRS has not proposed any adjustments that would have a material impact on People’s United Financial’s Consolidated Financial Statements.

People’s does not anticipate that total unrecognized income tax benefits will change significantly due to the settlements of IRS audits and the expiration of statute of limitations prior to March 31, 2008.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a definition and measurement date for fair value and expands the disclosures regarding fair-value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. People’s United Financial is currently evaluating SFAS No. 157 to determine if it will have a material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SAFS No. 159 is effective for fiscal years beginning after November 15, 2007. People’s United Financial is currently evaluating SFAS No. 159 to determine if it will have a material impact on its Consolidated Financial Statements.

NOTE 11. SUBSEQUENT EVENT

On April 16, 2007, People’s United Financial, People’s and Holdings completed their previously disclosed second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s United Financial sold 172.2 million shares of common stock in a public offering at a price of $20 per share. Net proceeds, after related expenses of $109 million, totaled $3.33 billion. People’s United Financial also exchanged each share of People’s Bank common stock outstanding (except those shares owned by Holdings) for 2.1 shares of People’s United Financial common stock.

People’s United Financial contributed 2.0 million shares of its common stock and $20 million in cash from the offering proceeds to The People’s Community Foundation. People’s United Financial contributed approximately $1.7 billion of the net proceeds from the offering to People’s Bank in the form of a capital contribution. In addition, subsequent to April 16, 2007, People’s United Financial loaned the People’s United Financial Employee Stock Ownership Plan (“ESOP”) approximately $217 million. The ESOP used the loan proceeds to purchase 10.5 million shares of People’s United Financial common stock in the secondary market.

At March 31, 2007, total deposits included $643 million in escrow funds and approximately $80 million in holds on deposit accounts that were used to purchase shares of People’s United Financial common stock in the recently completed subscription offering.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Consolidated Financial Data

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Operating Data:
Net interest income	$95.3	$96.1	$94.0
Provision for loan losses	0.8	1.4	(2.3)
Fee-based revenues	37.8	39.5	37.8
All other non-interest income	5.8	5.8	4.6
Non-interest expense	88.1	85.6	87.6
Income from continuing operations	33.1	38.7	33.9
Income from discontinued operations	0.5	0.6	0.9
Net income	33.6	39.3	34.8

Selected Statistical Data:
Net interest margin (1)	3.94%	4.01%	3.77%
Return on average assets (1)	1.27	1.49	1.28
Return on average stockholders’ equity (1)	10.0	11.6	10.8
Efficiency ratio	62.6	59.7	62.3

Per Common Share Data:
Basic earnings per share	$0.24	$0.28	$0.24
Diluted earnings per share	0.24	0.28	0.24
Dividends paid per share (2)	0.25	0.25	0.22
Total dividend payout ratio (2)	46.1%	39.3%	39.0%
Book value (end of period)	$9.55	$9.41	$9.21
Tangible book value (end of period)	8.81	8.67	8.46
Stock price:
High	47.91	45.40	33.83
Low	41.53	39.24	30.00
Close (end of period)	44.40	44.62	32.75

(1)	Annualized.
(2)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings.
Note:	Total dividend payout ratios for future periods are expected to be significantly higher than for the periods presented, due to the absence of dividend waivers on outstanding shares of People’s United Financial, Inc. in future periods.

Selected Consolidated Financial Data – continued

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Financial Condition Data:
Total assets	$11,602	$10,687	$10,612	$11,005	$11,081
Loans	9,310	9,372	9,185	9,034	8,759
Securities, net	73	77	202	901	1,258
Allowance for loan losses	74	74	74	74	74
Deposits	9,968	9,083	8,979	9,203	9,252
Core deposits	9,281	9,040	8,932	9,154	9,143
Borrowings	8	4	14	221	251
Purchased funds	52	47	61	270	360
Subordinated notes	65	65	109	109	109
Stockholders’ equity	1,359	1,340	1,351	1,326	1,306
Non-performing assets	19	23	23	28	24
Net loan charge-offs (recoveries)	0.4	1.4	4.1	0.2	(1.3)

Average Balances:
Loans	$9,305	$9,247	$9,083	$8,898	$8,555
Securities	74	166	669	1,070	1,325
Earning assets	9,684	9,586	9,889	10,049	9,980
Total assets	10,601	10,553	10,778	10,939	10,865
Deposits	9,022	8,923	8,897	9,119	8,990
Funding liabilities	9,094	9,030	9,275	9,463	9,407
Stockholders’ equity	1,338	1,355	1,331	1,308	1,292

Ratios:
Net loan charge-offs (recoveries) to average loans (annualized)	0.01%	0.06%	0.18%	0.01%	(0.06)%
Non-performing assets to total loans, real estate owned and repossessed assets	0.21	0.24	0.25	0.31	0.28
Allowance for loan losses to non-performing loans	389.4	327.9	354.9	266.8	322.0
Allowance for loan losses to total loans	0.80	0.79	0.81	0.82	0.84
Average stockholders’ equity to average total assets	12.6	12.8	12.3	12.0	11.9
Stockholders’ equity to total assets	11.7	12.5	12.7	12.1	11.8
Tangible stockholders’ equity to total assets	10.8	11.6	11.7	11.1	10.8
Leverage capital (1)	11.3	12.0	11.8	11.5	11.4
Tier 1 risk-based capital (1)	14.7	14.8	14.7	14.8	15.0
Total risk-based capital (1)	16.0	16.1	16.2	16.4	16.5

(1)	Calculated in accordance with Office of Thrift Supervision regulations for all periods since September 30, 2006 and in accordance with Federal Deposit Insurance Corporation regulations for all prior periods.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, core deposits and purchased funds. Management believes such non-GAAP financial measures provide information useful to investors in understanding People’s Bank (“People’s”) underlying operating performance and trends, and facilitate comparisons with the performance of other banks and thrifts.

Management utilizes core deposits and purchased funds as non-GAAP financial measures to supplement its analysis of People’s business performance. Core deposits is a measure of stable funding sources and is defined as total deposits, other than municipal deposits (which are seasonally variable by nature) and escrow funds from People’s United Financial Inc.’s recently completed subscription offering. Purchased funds include borrowings and municipal deposits.

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of People’s operating performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

The following tables provide reconciliations between GAAP and non-GAAP financial measures:

As of (in millions)	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Deposits	$9,968	$9,083	$8,979	$9,203	$9,252
Less:
Municipal deposits	44	43	47	49	109
Escrow funds from subscription offering	643	—	—	—	—

Core deposits	$9,281	$9,040	$8,932	$9,154	$9,143

As of (in millions)	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Borrowings	$8	$4	$14	$221	$251
Plus:
Municipal deposits	44	43	47	49	109

Purchased funds	$52	$47	$61	$270	$360

In addition to the above non-GAAP financial measures, management uses the efficiency ratio to monitor its operating efficiency compared to its peers. The efficiency ratio, which represents an approximate measure of the cost required by People’s to generate a dollar of revenue, is the ratio of total non-interest expense (excluding goodwill impairment charges, amortization of acquisition-related intangibles, losses on real estate assets and nonrecurring expenses) (the numerator) to net interest income plus total non-interest income (excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s generally considers an income or expense to be nonrecurring if it is not similar to an income or expense of a type incurred within the last two years and is not similar to an income or expense of a type reasonably expected to be incurred within the following two years. Management considers the efficiency ratio to be more representative of People’s ongoing operating efficiency, as the excluded items are generally related to external market conditions and non-routine transactions.

The following table summarizes People’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

	Three months ended
(dollars in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Total non-interest expense	$88.1	$85.6	$87.6
Less:
Amortization of goodwill and other acquisition-related intangibles	0.2	0.3	0.3
Severance-related charges	—	—	1.2
RC Knox settlement	—	—	0.9
Other	0.2	—	—

Total	$87.7	$85.3	$85.2

Net interest income (1)	$95.3	$96.1	$94.0
Total non-interest income	43.6	45.3	42.4
Add:
BOLI FTE adjustment (1)	1.3	1.4	1.0
Other	—	0.1	—
Less:
Interest from completed IRS audit	—	—	0.6

Total	$140.2	$142.9	$136.8

(1)	Fully taxable equivalent.

Reorganization

On April 16, 2007, People’s and People’s Mutual Holdings (“Holdings”) completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. Holdings merged with and into People’s, with People’s as the surviving entity, and People’s became a wholly-owned subsidiary of People’s United Financial. Per-share amounts are based on the number of outstanding shares of People’s common stock prior to completing the second-step conversion. The results of the second-step conversion did not impact People’s reported quarterly results. See Note 11 to the Consolidated Financial Statements for a further discussion.

Financial Overview

People’s reported net income of $33.6 million, or $0.24 per diluted share, for the three months ended March 31, 2007, compared to $34.8 million, or $0.24 per diluted share, for the year-ago period. Income from continuing operations totaled $33.1 million for the three months ended March 31, 2007, compared to $33.9 million for the year-ago period. Results for the year-ago quarter included a $2.3 million commercial real estate loan recovery (reflected in the provision for loan losses).

Net interest income increased $1.3 million, or 1%, from the year-ago quarter and the net interest margin improved 17 basis points to 3.94%. The higher net interest margin reflects the asset sensitive position of the balance sheet, the substitution of securities with higher-yielding loans, and the use of a portion of the proceeds from security sales to pay down borrowings. Compared to the first quarter of 2006, average earning assets decreased 3%, as a $750 million, or 9%, increase in average loans was more than offset by a $1.0 billion, or 73%, decline in average securities and average short-term investments. Average core deposits increased less than 1% compared to the first quarter of 2006, reflecting People’s decision to fund loan growth with proceeds from the repayment of securities. The net interest margin decreased 7 basis points compared to the fourth quarter of 2006.

Total non-interest income increased $1.2 million, or 3%, compared to the year-ago quarter, reflecting increases in bank-owned life insurance (“BOLI”) and net gains on sales of residential mortgage loans. Compared to the first quarter of 2006, non-interest expense increased $0.5 million, or 1%; and the efficiency ratio increased to 62.6% from 62.3%.

The provision for loan losses in the first quarter of 2007 was a $0.8 million charge compared to a $2.3 million credit in the year-ago period. The provision for loan losses in the first quarter of 2007 reflected net loan charge-offs of $0.4 million and a $0.4 million increase in the allowance for loan losses. The provision for loan losses in the first quarter of 2006 reflected net loan recoveries of $1.3 million and a $1.0 million decrease in the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 0.80% at March 31, 2007, compared to 0.84% at March 31, 2006. Net loan charge-offs (recoveries) as a percentage of average total loans on an annualized basis increased 7 basis points from (0.06)% in the year-ago quarter to 0.01% in the first quarter of 2007.

People’s total stockholders’ equity was $1.36 billion at March 31, 2007, a $19 million increase from December 31, 2006. As a percentage of total assets, stockholders’ equity was 11.7% at March 31, 2007, compared to 12.5% at December 31, 2006. People’s total risk-based capital ratio was 16.0% at March 31, 2007, compared to 16.1% at December 31, 2006.

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

People’s uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of People’s as a whole. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Commercial Banking consists principally of commercial lending, commercial real estate finance lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Net interest income	$32.0	$31.3
Provision for loan losses	2.6	2.5
Non-interest income:
Fee-based revenues	4.5	4.0
Other non-interest income	1.7	0.8

Total non-interest income	6.2	4.8
Non-interest expense	20.5	18.8

Income before income tax expense	15.1	14.8
Income tax expense	5.3	5.2

Income from continuing operations	$9.8	$9.6

Average earning assets	$4,173.0	$3,767.5
Average liabilities	1,008.7	1,295.0
Period end assets	4,266.1	3,808.4

Commercial Banking income from continuing operations increased $0.2 million, or 2%, compared to the first quarter of 2006, reflecting an increase in net interest income, higher fee-based revenues and an increase in non-interest income, partially offset by an increase in other non-interest expense. Net interest income increased $0.7 million, or 2%, reflecting a $406 million, or 11%, increase in average earning assets, partially offset by narrower net spreads and a decline in commercial demand deposit accounts. The $0.5 million increase in fee-based revenues reflects higher lending-related charges and fees. The increase in other non-interest income primarily reflects a $1.0 million increase in rental income on leased equipment. The $1.7 million, or 9%, increase in non-interest expense reflects an increase in direct expenses due to continued growth in this business and a $0.7 million increase in amortization expense for leased equipment.

The increase in average earning assets compared to the first quarter of 2006 reflects increases of $242 million, or 38%, in PCLC loans, $87 million, or 6%, in commercial loans, and $77 million, or 4%, in commercial real estate finance loans. Average commercial non-interest-bearing deposits totaled $881 million in the first quarter of 2007, a $58 million, or 6%, decrease compared to the year-ago quarter, reflecting the current interest rate environment.

Consumer Financial Services includes, as its principal business lines, consumer deposit gathering activities, residential mortgage, home equity and other consumer lending (excluding the national consumer loan portfolio, which is reported in Other). In addition to trust services, this segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. (“PSI”), and other insurance services provided through R. C. Knox and Company, Inc. (“RC Knox”).

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Net interest income	$61.8	$65.0
Provision for loan losses	0.8	0.7
Non-interest income:
Fee-based revenues	33.3	33.6
Net gains on sales of residential mortgage loans	0.7	0.4
Other non-interest income	0.5	0.7

Total non-interest income	34.5	34.7
Non-interest expense	66.0	66.0

Income before income tax expense	29.5	33.0
Income tax expense	10.4	11.7

Income from continuing operations	$19.1	$21.3

Average earning assets	$5,177.3	$4,823.1
Average liabilities	7,940.0	7,765.5
Period end assets	5,192.6	5,094.9

Consumer Financial Services income from continuing operations declined $2.2 million compared to the first quarter of 2006, reflecting a $3.2 million decrease in net interest income, partially offset by a $0.3 million increase in net gains on sales of residential mortgage loans. The decrease in net interest income reflects the reduction in net spread interest income for residential mortgage loans and the shift in deposits from wider net spread deposits to time deposits with narrower net spreads, partially offset by the benefit of an increase in average loan balances. In the first quarter of 2007, average earning assets increased $354 million, or 7%, including increases of $299 million, or 9%, in average residential mortgage loans and $57 million, or 5%, in average home equity loans. Average consumer deposits totaled $7.8 billion, a 1% increase compared to the first quarter of 2006.

Net gains on sales of residential mortgage loans increased $0.3 million, or 75% in the first quarter of 2007, due to an increase of 114% in residential mortgage loan sales volume compared to the first quarter of 2006. People’s is selling essentially all of its newly originated fixed- and adjustable-rate residential mortgages due to the low spreads on such loans given the current interest rate environment.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Net interest income	$(5.0)	$(6.2)
Fee-based revenues	—	0.1
Bank-owned life insurance	2.4	1.9
Other non-interest income	—	0.1
Non-interest expense	(0.1)	0.4

Loss before income tax benefit	(2.5)	(4.5)
Income tax benefit	(1.7)	(2.3)

Loss from continuing operations	$(0.8)	$(2.2)

Average earning assets	$333.6	$1,374.9
Average liabilities	77.6	267.6
Period end assets	1,456.5	1,529.8

Treasury’s loss from continuing operations in the first quarter of 2007 compared to the 2006 period reflects a $1.2 million improvement in net interest income and an increase in the earnings from People’s BOLI investment.

The improvement in net interest income reflects the funding center’s net spread loss declining by $4.9 million, partially offset by a $3.7 million decline in treasury’s net spread income. The reduction in treasury net interest income reflects a $1.3 billion decline in average securities and an increase in the FTP charge for the increase in the BOLI investment with no offsetting interest income as BOLI earnings are recorded in non-interest income. The improvement in the funding center’s net spread loss reflects the rising interest rate environment and the asset sensitive position of the bank’s balance sheet.

Average earning assets decreased $1.0 billion, or 76%, reflecting a $1.3 billion, or 94%, decline in average securities from the year-ago quarter resulting from the sale of $1.1 billion of securities during the second and third quarters of 2006. The debt securities portfolio totaled $23 million at March 31, 2007, compared to $27 million at December 31, 2006 and $1.2 billion at March 31, 2006.

Average securities comprised 1% of average earning assets in the first quarter of 2007, compared to 14% in the year-ago quarter and 2% in the fourth quarter of 2006.

Total Reportable Segments

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Net interest income	$88.8	$90.1
Provision for loan losses	3.4	3.2
Non-interest income:
Fee-based revenues	37.8	37.7
Bank-owned life insurance	2.4	1.9
Net gains on sales of residential mortgage loans	0.7	0.4
Other non-interest income	2.2	1.6

Total non-interest income	43.1	41.6
Non-interest expense	86.4	85.2

Income before income tax expense	42.1	43.3
Income tax expense	14.0	14.6

Income from continuing operations	$28.1	$28.7

Average earning assets	$9,683.9	$9,965.5
Average liabilities	9,026.3	9,328.1
Period end assets	10,915.2	10,433.1

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment. This category also includes: revenue and expenses relating to the national consumer loan portfolio; certain nonrecurring items; and income from discontinued operations. Included in period-end assets are cash, national consumer loans, premises and equipment, and other assets.

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Net interest income	$6.5	$3.9
Provision for loan losses	(2.6)	(5.5)
Non-interest income	0.5	0.8
Non-interest expense	1.7	2.4

Income before income tax expense	7.9	7.8
Income tax expense	2.9	2.6

Income from continuing operations	5.0	5.2

Income from discontinued operations, net of tax	0.5	0.9

Net income	$5.5	$6.1

Average liabilities	$237.0	$245.1
Period end assets	687.2	648.0

Total Consolidated equals the amounts reported in People’s Consolidated Financial Statements and represents the combination of Total Reportable Segments and Other.

	Three Months Ended
(in millions)	March 31, 2007	March 31, 2006
Net interest income	$95.3	$94.0
Provision for loan losses	0.8	(2.3)
Non-interest income	43.6	42.4
Non-interest expense	88.1	87.6

Income from continuing operations before income tax expense	50.0	51.1
Income tax expense	16.9	17.2

Income from continuing operations	33.1	33.9

Income from discontinued operations, net of tax	0.5	0.9

Net income	$33.6	$34.8

Average earning assets	$9,684.4	$9,975.0
Average liabilities	9,263.3	9,573.2
Period end assets	11,602.4	11,081.1

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

First Quarter 2007 Compared to First Quarter 2006

The net interest margin improved 17 basis points to 3.94% compared to the first quarter of 2006. While average earning assets declined 3% and the deposit mix continued to shift towards time deposits, the ongoing shift in asset mix from securities to higher-yielding loans continues to benefit the net interest margin. Net interest income increased $1.3 million, or 1%, reflecting an $11.6 million, or 8%, increase in total interest and dividend income, partially offset by a $10.3 million, or 24%, increase in total interest expense. The sale of low yielding securities in both the third and second quarters of 2006 beneficially affected net interest margin and the overall yield on average earning assets.

Average earning assets totaled $9.7 billion in the first quarter of 2007, a $295 million, or 3%, decrease from the first quarter of 2006, while the asset mix continued to shift. Average loans increased $750 million, or 9%, while average securities and average short-term investments declined a combined $1.0 billion, or 73%. As a result, average loans and average securities comprised 96% and 1%, respectively, of average earning assets in the first quarter of 2007, compared to 86% and 13%, respectively, in the 2006 period. The yield earned on the total loan portfolio was 6.20% this quarter, while the yield earned on securities and short-term investments was 5.38%, compared to 5.84% and 3.66%, respectively, in the year-ago quarter. Approximately 29% of the loan portfolio has floating interest rates (excluding adjustable-rate residential mortgage loans) compared to 30% in the year-ago quarter.

The total average commercial banking loan portfolio increased $406 million, or 11%, reflecting increases of $241 million, or 38%, in PCLC loans, $88 million, or 6%, in commercial loans and $77 million, or 4%, in commercial real estate finance loans. Included in average commercial loans and average commercial real estate finance loans were increases of $49 million, or 16%, and $112 million, or 71%, in the respective national credits portfolios.

Average residential mortgage loans increased $299 million, or 9%, and average consumer loans increased $45 million, or 4%. The increase in average residential mortgage loans reflects, in part, the purchase of $170 million of adjustable rate loans towards the end of the first quarter of 2006. At the end of the fourth quarter of 2006, People’s decided to sell all of its newly originated residential mortgage loans and therefore expects to see a decline in the average residential mortgage loan balance in the future until it resumes adding such loans to its portfolio. The composition of consumer loans continues to reflect a shift in mix as growth of $54 million, or 4%, in home equity loans was partially offset by a $9 million, or 95%, reduction in unsecured national personal installment loans to $0.5 million on average in the first quarter of 2007. National personal installment loans continue to run off as a result of a management decision to discontinue this type of lending several years ago. Given the competition from attractively-priced first mortgages and changes in consumer spending patterns, future growth in home equity lending may not continue at recent levels in the future.

The $1.3 billion, or 94%, decrease in the average securities portfolio reflects the sale of $810 million and $266 million of debt securities in the third and second quarters of 2006 to further restructure People’s balance sheet.

The overall 65 basis point improvement in the yield on average earning assets in the first quarter of 2007 primarily reflects the increase in market interest rates and the ongoing shift in asset mix, including the impact of the security sales discussed above.

Average funding liabilities totaled $9.1 billion in the first quarter of 2007, a $313 million, or 3%, decrease compared to the year-ago quarter. Average core deposits increased $28 million, or less than 1%, and comprised 98% of average funding liabilities in the first quarter of 2007 compared to 95% in the year-ago period reflective of People’s strategy of funding loan growth with proceeds from the repayment of securities. Average non-interest-bearing core deposits decreased $65 million, or 3%, and average interest-bearing core deposits increased $93 million, or 1%, reflecting the shift of deposits due to the rise in deposit interest rates.

The 52 basis point increase to 2.38% from 1.86% in the rate paid on average funding liabilities primarily reflects the increase in market interest rates and the ongoing shift in deposit mix. The rates paid on average core deposits increased 67 basis points from the first quarter of 2006, reflecting increases of 113 basis points in time deposits and 20 basis points in savings and money market deposits in response to rising deposit interest rates. The change in the mix of average interest-bearing core deposits reflects a $585 million, or 19%, increase in higher-paying time deposits, partially offset by a $492 million, or 14%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates. Average time deposits comprised 40% of average total deposits in the first quarter of 2007, compared to 34% in the 2006 period. Further shifts in deposit mix to higher-rate time deposits will raise People’s overall cost of funding.

First Quarter 2007 Compared to Fourth Quarter 2006

The net interest margin declined 7 basis points and net interest income decreased $0.8 million, compared to the fourth quarter of 2006. Total interest and dividend income decreased $1.2 million, and was partially offset by a $0.4 million decrease in total interest expense.

Average earning assets increased $98 million, or 4% annualized, reflecting an increase in short-term investments due to an increase in escrow deposits remitted by eligible subscribers to fund their purchase of shares of People’s United Financial common stock in the recently completed subscription offering. Average loans increased $59 million, or 3% annualized and average short-term investments increased $132 million, or 76%, while average securities declined $93 million, or 55%. The increase in average loans included increases of: $42 million, or 12% annualized, in commercial loans; $94 million, or 48% annualized, in PCLC loans; $16 million, or 4% annualized, in commercial real estate loans, partially offset by a decline of $81 million, or 8% annualized, in residential mortgage loans, $11 million, or 3% annualized in home equity loans and $1.0 million in national personal installment loans.

Average funding liabilities increased $64 million, or 3% annualized, reflecting increases of $17 million, or 1% annualized, in average core deposits and $82 million in non-core deposits, partially offset by decreases of $6 million in total borrowings and $29 million in subordinated notes. The increase in non-core deposits reflects the escrow deposits related to the recently completed subscription offering.

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2007, December 31, 2006 and March 31, 2006. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s has ceased to accrue interest. The impact of People’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis (1)

	March 31, 2007			December 31, 2006			March 31, 2006
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$305.0	$4.0	5.24%	$173.2	$2.2	5.13%	$74.4	$0.8	4.35%
Securities purchased under agreements to resell	—	—	—	—	—	—	25.0	0.3	4.82
Securities (2)	74.1	1.1	5.70	166.4	2.2	5.39	1,325.2	11.9	3.59
Loans:
Residential mortgage	3,828.2	49.0	5.12	3,908.9	50.0	5.12	3,528.9	42.1	4.77
Commercial real estate finance	1,808.2	31.8	7.03	1,792.3	33.5	7.48	1,731.3	29.3	6.77
Commercial	2,363.7	40.6	6.87	2,228.0	39.2	7.04	2,035.0	33.2	6.53
Consumer	1,305.2	22.9	7.03	1,317.4	23.5	7.11	1,259.9	20.2	6.41

Total loans	9,305.3	144.3	6.20	9,246.6	146.2	6.32	8,555.1	124.8	5.84

Total earning assets	$9,684.4	$149.4	6.17%	$9,586.2	$150.6	6.28%	$9,979.7	$137.8	5.52%

Funding liabilities:
Deposits:
Non-interest-bearing deposits	$2,125.6	$—	—%	$2,113.1	$—	—%	$2,190.3	$—	—%
Savings, interest-bearing checking and money market	3,182.8	11.8	1.48	3,210.8	12.4	1.55	3,675.1	11.8	1.28
Time	3,618.2	40.3	4.45	3,585.5	39.6	4.42	3,033.1	25.2	3.32

Total core deposits	8,926.6	52.1	2.33	8,909.4	52.0	2.34	8,898.5	37.0	1.66
Non-core deposits (3)	95.7	0.2	0.92	13.7	0.1	4.11	91.7	1.0	4.31

Total deposits	9,022.3	52.3	2.32	8,923.1	52.1	2.34	8,990.2	38.0	1.69

Borrowings:
Federal funds purchased	5.7	0.1	6.00	12.8	0.2	5.44	276.1	3.0	4.35
FHLB advances	0.6	—	5.04	—	—	—	31.7	0.3	4.44

Total borrowings	6.3	0.1	5.92	12.8	0.2	5.44	307.8	3.3	4.36

Subordinated notes	65.3	1.7	10.16	94.1	2.2	9.31	108.7	2.5	9.04

Total funding liabilities	$9,093.9	$54.1	2.38%	$9,030.0	$54.5	2.42%	$9,406.7	$43.8	1.86%

Excess of earning assets over funding liabilities	$590.5			$556.2			$573.0

Net interest income/spread		$95.3	3.79%		$96.1	3.86%		$94.0	3.66%

Net interest margin			3.94%			4.01%			3.77%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The average balance for the three months ended March 31, 2007 includes $84.0 million in escrow funds related to People’s United Financial’s recently completed subscription offering.

Changes in Net Interest Income – FTE Basis

	Three Months Ended March 31, 2007 Compared To
	March 31, 2006 Increase (Decrease)			December 31, 2006 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$3.0	$0.2	$3.2	$1.7	$0.1	$1.8
Securities purchased under agreements to resell	(0.3)	—	(0.3)	—	—	—
Securities	(15.3)	4.5	(10.8)	(1.3)	0.2	(1.1)
Loans:
Residential mortgage	3.7	3.2	6.9	(1.0)	—	(1.0)
Commercial real estate finance	1.3	1.2	2.5	0.3	(2.0)	(1.7)
Commercial	5.6	1.8	7.4	2.3	(0.9)	1.4
Consumer	0.7	2.0	2.7	(0.2)	(0.4)	(0.6)

Total loans	11.3	8.2	19.5	1.4	(3.3)	(1.9)

Total change in interest and dividend income	(1.3)	12.9	11.6	1.8	(3.0)	(1.2)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(1.7)	1.7	—	(0.1)	(0.5)	(0.6)
Time	5.5	9.6	15.1	0.4	0.3	0.7

Total core deposits	3.8	11.3	15.1	0.3	(0.2)	0.1
Non-core deposits	—	(0.8)	(0.8)	0.3	(0.2)	0.1

Total deposits	3.8	10.5	14.3	0.6	(0.4)	0.2

Borrowings:
FHLB advances	(0.4)	0.1	(0.3)	—	—	—
Federal funds purchased	(3.7)	0.8	(2.9)	(0.1)	—	(0.1)

Total borrowings	(4.1)	0.9	(3.2)	(0.1)	—	(0.1)

Subordinated notes	(1.1)	0.3	(0.8)	(0.7)	0.2	(0.5)

Total change in interest expense	(1.4)	11.7	10.3	(0.2)	(0.2)	(0.4)

Change in net interest income	$0.1	$1.2	$1.3	$2.0	$(2.8)	$(0.8)

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Fee-based revenues:
Service charges on deposit accounts	$18.0	$19.4	$18.3
Insurance revenue	7.3	7.1	7.8
Brokerage commissions	3.4	3.0	3.1
Other fee-based revenues:
Other banking service charges and fees	4.1	4.2	3.9
Investment management fees	2.9	2.9	2.6
Other fees	2.1	2.9	2.1

Total other fee-based revenues	9.1	10.0	8.6

Total fee-based revenues	37.8	39.5	37.8

Bank-owned life insurance	2.4	2.8	1.9
Net gains on sales of residential mortgage loans	0.7	0.5	0.4
Other non-interest income	2.7	2.5	2.3

Total non-interest income	$43.6	$45.3	$42.4

Total non-interest income increased $1.2 million, or 3%, compared to the first quarter of 2006 and decreased $1.7 million, or 4%, from the fourth quarter of 2006.

Revenues from service charges on deposit accounts for the first quarter of 2007 decreased $0.3 million, or 2%, compared to the year-ago quarter, and $1.4 million, or 7%, from the fourth quarter of 2006. Service charges on demand deposit accounts have declined due to increased debit card use in lieu of check writing, and more customers qualifying for free ATM network transactions and free checking.

Comparing the first quarter of 2007 to the first quarter of 2006, the $0.5 million decrease in insurance revenue primarily reflects decreased profit sharing income earned by RC Knox. The increase in brokerage commission reflects increased mutual fund and annuity volume. The $0.8 million decrease in other fees compared to the fourth quarter of 2006 reflects lower lending-related charges and fees, including commercial real estate finance loan prepayment penalties.

Net gains on sales of residential mortgage loans increased $0.3 million compared to the first quarter of 2006 and $0.2 million compared to the fourth quarter of 2006, reflecting People’s decision at the end of the fourth quarter of 2006 to sell essentially all of its newly originated mortgages. Residential mortgage sales volume increased 114% compared to the first quarter of 2006.

BOLI income totaled $2.4 million ($3.7 million on a taxable-equivalent basis) in the first quarter of 2007, compared to $1.9 million ($2.9 million on a taxable-equivalent basis) for the year-ago quarter, and $2.8 million for the fourth quarter of 2006 ($4.2 million on a taxable-equivalent basis). The increase in BOLI income compared to the year-ago quarter primarily reflects an additional investment of $50 million in the first quarter of 2006 in the BOLI program. The decrease in BOLI income compared to the fourth quarter of 2006 is due to death benefits of $0.7 million received in the fourth quarter of 2006.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Compensation and benefits	$51.3	$49.4	$51.9
Occupancy and equipment	16.5	15.4	15.8
Professional and outside service fees	6.2	6.5	5.9
Advertising and promotion	2.4	2.3	2.5
Stationery, printing and postage	1.8	2.0	1.8
Amortization of other acquisition-related intangibles	0.2	0.3	0.3
Other non-interest expense	9.7	9.7	9.4

Total non-interest expense	$88.1	$85.6	$87.6

Efficiency ratio	62.6%	59.7%	62.3%

Total non-interest expense in the first quarter of 2007 increased $0.5 million compared to the first quarter of 2006 and increased $2.5 million compared to the fourth quarter of 2006.

The efficiency ratio increased to 62.6% in the first quarter of 2007, compared to 62.3% in the year-ago quarter, reflecting a $2.5 million, or 3%, increase in operating expenses, partially offset by a $3.4 million, or 2%, increase in operating revenue.

Compensation and benefits decreased $0.6 million, or 1%, compared to the year-ago quarter, and increased $1.9 million, or 15% annualized, compared to the fourth quarter of 2006. The year-over-year decrease reflects $1.2 million of severance-related expenses recorded in the first quarter of 2006, partially offset by normal merit increases and higher accruals for incentive compensation. The increase compared to the fourth quarter of 2006 reflects the combination of normal merit increases, higher payroll-related taxes due to fewer employees reaching the maximum payroll tax limits and higher accruals for incentive compensation.

Occupancy and equipment increased $0.7 million compared to the first quarter of 2006 and increased $1.1 million compared to the fourth quarter of 2006 primarily reflecting an increase in rent expense due to rate increases and additional branches and an increase in utility expenses.

Discontinued Operations

Income from discontinued operations, net of income taxes, totaled $0.5 million for the first quarter of 2007, compared to $0.9 million for the year-ago quarter and $0.6 million for the fourth quarter of 2006.

People’s continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income for periods subsequent to the sale. Recoveries, net of collection costs, totaled $0.7 million for the first quarter of 2007, compared to $1.3 million for the comparable period in 2006 and $0.8 million for the fourth quarter of 2006. The level of recoveries is expected to continue to decline over the remainder of 2007 due to the aging and diminishing pool of charged-off accounts.

FINANCIAL CONDITION

General

Total assets at March 31, 2007 were $11.6 billion, an increase of $915 million, or 9%, from December 31, 2006, primarily due to a $988 million increase in short-term investments, partially offset by a decrease of $62 million in total loans.

At March 31, 2007, liabilities totaled $10.2 billion, an $896 million increase from December 31, 2006, primarily due to an $885 million increase in total deposits. Total deposits at March 31, 2007 included $643 million in escrow funds and approximately $80 million in holds on deposit accounts that were used to purchase shares of People’s United Financial common stock in the recently completed subscription offering.

Total loans decreased $62 million, or 3%, on an annualized basis, from December 31, 2006 to March 31, 2007. The decrease in total loans from year-end 2006 was due to decreases of $137 million in residential mortgage loans and $36 million in consumer loans, partially offset by increases of $76 million in commercial banking loans and $35 million in commercial real estate finance loans.

Non-performing assets totaled $19.4 million at March 31, 2007, a $3.3 million decrease from year-end 2006. The allowance for loan losses increased $0.4 million to $74.4 million at March 31, 2007 compared to December 31, 2006, primarily reflecting an increase in the allowance for loan losses allocated to the commercial banking loan portfolio, partially offset by reductions allocated to the commercial real estate finance loan portfolio, residential mortgage loan portfolio, and the consumer loan portfolio. At March 31, 2007, the allowance for loan losses as a percent of total loans was 0.80% and as a percent of non-performing loans was 389%, compared to 0.79% and 328%, respectively, at December 31, 2006.

People’s total stockholders’ equity was $1.36 billion at March 31, 2007, a $19 million increase from December 31, 2006, reflecting net income of $33.6 million and a $1.6 million decrease in accumulated other comprehensive loss, partially offset by dividends paid of $15.5 million. As a percentage of total assets, stockholders’ equity was 11.7% at March 31, 2007, compared to 12.5% at December 31, 2006.

People’s leverage capital ratio, and tier 1 and total risk-based capital ratios were 11.3%, 14.7% and 16.0%, respectively, at March 31, 2007, compared to 12.0%, 14.8% and 16.1%, respectively, at December 31, 2006.

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

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Balance at beginning of period	$74.0	$74.0	$75.0
Charge-offs	(0.8)	(2.0)	(1.5)
Recoveries	0.4	0.6	2.8

Net loan charge-offs	(0.4)	(1.4)	1.3
Provision for loan losses	0.8	1.4	(2.3)

Balance at end of period	$74.4	$74.0	$74.0

Allowance for loan losses as a percentage of total loans	0.80%	0.79%	0.84%
Allowance for loan losses as a percentage of non-performing loans	389.4	327.9	322.0

The provision for loan losses in the first quarter of 2007 reflected $0.4 million in net loan charge-offs and a $0.4 million increase in the allowance for loan losses. The provision for loan losses in the year-ago period reflected $1.3 million in net loan recoveries, including a $2.3 million cash recovery on one non-performing commercial real estate loan and a $1.0 million reduction in the allowance for loan losses. As a result, the provision for loan losses in the first quarter of 2007 was a $0.8 million charge compared to a $2.3 million credit in the year-ago period. The allowance for loan losses as a percentage of total loans was 0.80% at March 31, 2007 and 0.79% at December 31, 2006.

Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Consumer	$0.3	$0.6	$0.6
PCLC	0.1	—	0.3
Commercial	—	0.8	0.1
Commercial real estate finance	—	—	(2.3)
Residential mortgage	—	—	—

Total	$0.4	$1.4	$(1.3)

Net loan charge-offs in the first quarter of 2007 totaled $0.4 million compared to net loan recoveries of $1.3 million in the first quarter of 2006. Commercial real estate finance net recoveries in the first quarter of 2006 reflect a $2.3 million cash recovery on one non-performing loan that was favorably resolved. Consumer loan net charge-offs decreased $0.3 million compared to the first quarter of 2006 reflecting a decrease in national consumer loan net charge-offs given a $9 million, or 95%, reduction in this portfolio’s average balances and a decrease in charge-offs related to consumer overdrafts.

Net loan charge-offs (recoveries) as a percentage of average total loans increased 7 basis points in the first quarter of 2007 compared to the year-ago period, reflecting a $1.7 million difference in net loan charge-offs (recoveries). The impact on this percentage of the increase in net loan charge-offs was partially offset by a $750 million, or 9%, increase in average loans from the first quarter of 2006. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Loans

	Three Months Ended
	March 31, 2007	Dec. 31, 2006	March 31, 2006
Consumer	0.06%	0.18%	0.18%
PCLC	0.06	0.03	0.19
Commercial	—	0.22	0.03
Commercial real estate finance	—	—	(0.53)
Residential mortgage	—	—	—

Total portfolio	0.01%	0.06%	(0.06)%

Non-Performing Assets

(dollars in millions)	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Non-accrual loans:
Commercial	$11.3	$11.9	$3.0	$6.9	$1.1
Residential mortgage	5.0	6.7	7.8	4.8	5.1
PCLC	1.4	2.1	2.1	2.6	2.9
Consumer	1.3	1.7	1.3	1.1	1.1
Commercial real estate finance	0.1	0.2	6.6	12.3	12.8

Total non-accrual loans	19.1	22.6	20.8	27.7	23.0
Real estate owned (“REO”) and repossessed assets, net	0.3	0.1	2.1	0.4	1.3

Total non-performing assets	$19.4	$22.7	$22.9	$28.1	$24.3

Non-performing loans as a percentage of total loans	0.21%	0.24%	0.23%	0.31%	0.26%
Non-performing assets as a percentage of total loans, REO and repossessed assets	0.21	0.24	0.25	0.31	0.28
Non-performing assets as a percentage of stockholders’ equity and allowance for loan losses	1.35	1.61	1.61	2.01	1.76

Total non-performing assets decreased $3.3 million from December 31, 2006 and were 0.21% of total loans, REO and repossessed assets at March 31, 2007. The decrease in non-performing assets since December 31, 2006 reflects primarily decreases in non-performing residential mortgage loans, non-performing PCLC loans and non-performing commercial loans of $1.7 million, $0.7 million and $0.6 million, respectively.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows, on page 5, present data on cash provided by and used in People’s operating, investing and financing activities. At March 31, 2007, People’s liquid assets included $30 million in trading account securities, $1.6 billion in cash and cash equivalents, and $42 million in debt securities available for sale. Securities available for sale with a total fair value of $22 million at March 31, 2007 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s ability to obtain core deposits and purchased funds at cost-effective rates that are diversified with respect to markets and maturities. Core deposits, which are considered the most stable source of liability liquidity, totaled $9.3 billion at March 31, 2007, compared to $9.0 billion at December 31, 2006 (representing 81% and 86% of total funding at the respective dates). Purchased funds can be used from time to time to diversify People’s funding mix and to support asset growth. People’s purchased funds totaled $52 million at March 31, 2007, compared to $47 million at December 31, 2006 (representing 0.5% of total funding at each date).

People’s current sources of purchased funds include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, municipal deposits and repurchase agreements. At March 31, 2007, People’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $3.5 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s had unsecured borrowing capacity of $1.1 billion.

At March 31, 2007, People’s had outstanding commitments to originate loans totaling $856 million and approved, but unused, lines of credit extended to customers totaling $2.4 billion.

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s other obligations.

Capital

People’s total stockholders’ equity was $1.36 billion at March 31, 2007, a $19 million increase compared to $1.34 billion at December 31, 2006. This increase reflects net income of $33.6 million, a $1.6 million improvement in Accumulated Other Comprehensive Loss (“AOCL”), partially offset by net stock option-related activity totaling $0.4 million for the three months ended March 31, 2007 and dividends paid of $15.5 million. The improvement in AOCL reflects a $0.9 million reduction in the after-tax net unrealized loss on derivatives accounted for as cash flow hedges and a $0.7 reduction in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans. Stockholders’ equity equaled 11.7% of total assets at March 31, 2007 and 12.5% at December 31, 2006.

People’s tangible capital ratio was 11.3% at March 31, 2007, compared to the minimum ratio of 1.5% generally required by the Office of Thrift Supervision (“OTS”). People’s is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s satisfied these requirements at March 31, 2007 with ratios of 11.3% and 16.0%, respectively, compared to 12.0% and 16.1%, respectively, at December 31, 2006. People’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at March 31, 2007.

The following summary compares People’s regulatory capital amounts and ratios as of March 31, 2007 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. People’s risk-weighted total assets, as defined, totaled $8.8 billion at March 31, 2007.

				OTS Requirements
As of March 31, 2007 (dollars in millions)	People’s			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$1,300.4	(1)	11.3%	n/a	n/a	$173.4	1.5%
Leverage (core) capital	1,300.4	(1)	11.3	$578.1	5.0%	462.5	4.0
Total risk-based capital	1,409.7	(2)	16.0	882.5	10.0	706.0	8.0

(1)	Represents total stockholders’ equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized losses on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

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

The following table shows the estimated percentage increase (decrease) in People’s Income at Risk over a one-year simulation period beginning March 31, 2007. Given the slope of the yield curve at March 31, 2007, simulations for declines in interest rates below 300 basis points were not meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	14.76%
+200	10.15
+100	5.15
-100	(4.21)
-200	(10.26)
-300	(19.36)

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

The following table shows the estimated percentage decrease in People’s MVE, assuming various shifts in interest rates. Given the slope of the yield curve at March 31, 2007, simulations for declines in interest rates below 300 basis points were not meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(2.99)%
+200	(1.68)
+100	(0.64)
-100	(1.02)
-200	(3.32)
-300	(5.81)

Management believes People’s interest rate risk position at March 31, 2007 represents an acceptable level of risk. However, given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s models.

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

Derivative Financial Instruments

People’s uses derivative financial instruments, including interest rate swaps and interest rate floors, as components of its IRR management. People’s has written guidelines that have been approved by the Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At March 31, 2007, each of People’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $12.0 million at March 31, 2007 and $11.4 million at December 31, 2006. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

People’s is currently using interest rate floors and interest rate swaps to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate floors, which are accounted for as cash flow hedges, are used to partially manage People’s exposure to a decrease in interest income on certain floating-rate commercial loans resulting from declines in certain interest rates. Interest rate swaps, which are accounted for as fair value hedges, are used to match more closely the repricing of certain commercial real estate finance loans and the short-term funding associated with these loans.

The following table summarizes certain information concerning the derivative financial instruments utilized by People’s in its management of IRR and foreign currency risk.

As of and for the periods ended March 31, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$6.9	$12.7
Weighted average remaining term to maturity (in months)	46	74	1
Decrease in pre-tax income for the quarter	$(0.6)	$—	$—
Fair value:
Recognized as an asset	12.2	—	—
Recognized as a liability	—	0.2	0.2

As of and for the periods ended March 31, 2006 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$9.5	$17.6
Weighted average remaining term to maturity (in months)	58	82	1
Decrease in pre-tax income for the quarter	$(0.1)	$—	$—
Fair value:
Recognized as an asset	6.6	—	—
Recognized as a liability	—	0.2	0.1

Forward-Looking Statements

Periodic and other filings made by People’s United Financial with the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934 may from time to time contain information and statements that are forward-looking in nature. Such filings include the Annual Report to Shareholders, Form 10-K, Form 10-Q and Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United Financial or its representatives from time to time may also contain forward-looking statements.

In general, forward-looking statements usually use words such as “expect,” “anticipate,” “believe,” “should,” and similar expressions, and include all statements about People’s United Financial operating results or financial position for future periods. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (i) changes in general economic conditions, including interest rates; (ii) potential improvements or deterioration in credit quality; (iii) competition among providers of financial services; (iv) residential mortgage and secondary market activity; (v) changes in accounting and regulatory guidance applicable to banks; and (vi) price levels and conditions in the public securities markets generally. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 45 through 48 of this report.

Item 4 – Controls and Procedures

The individuals providing the certifications included as exhibits to this report (the “Certifying Officers”) have concluded that the design and operation of People’s United Financial disclosure controls and procedures (including those applied by its subsidiaries) are effective for the purpose of ensuring that information required to be disclosed by People’s United Financial in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner. This conclusion is based on an evaluation of People’s United Financial disclosure controls and procedures conducted under the supervision and with the participation of the Certifying Officers.

During the quarter ended March 31, 2007, there has not been any change in People’s United Financial internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, People’s United Financial and People’s are subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s financial condition or results of operations, as well as the financial condition or results of operations of People’s United Financial will not be affected materially as a result of the outcome of these other legal proceedings.

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2007, People’s United Financial completed its stock offering in connection with the second-step conversion of People’s Mutual Holdings (“Holdings”) and People’s Bank (“People’s”) in accordance with the Plan of Conversion and Reorganization (“the Plan”). As part of the Plan, People’s and Holdings converted from the mutual holding company structure to the stock holding company structure. In the stock offering, a total of 172,226,250 shares representing Holdings’ ownership interest in People’s were sold by People’s United Financial in a subscription offering and syndicated offering. In accordance with the Plan, and pursuant to the registration statement, first priority rights to subscribe for shares of People’s United Financial common stock were offered to eligible depositors of People’s. Pursuant to a Registration Statement on Form S-1 (No. 333-138389), as amended, which was declared effective by the Securities and Exchange Commission on February 14, 2007, shares of People’s United Financial were sold for a purchase price of $20.00 per share. In addition, each outstanding share of People’s common stock (except those shares owned by Holdings) as of April 16, 2007 was exchanged for 2.1 new shares of People’s United Financial common stock.

In the syndicated offering portion of its second-step conversion, Morgan Stanley & Co. Incorporated acted as global coordinator and sole book-running manager, Keefe, Bruyette & Woods, Inc., Lehman Brothers Inc. and Ryan Beck & Co., Inc. acted as joint lead managers and Sandler O’Neill & Partners, L.P. acted as co-manager. In the subscription offering portion of its second-step conversion, Ryan Beck & Co., Inc. acted as selling agent. Expenses related to the offering were approximately $109 million, none of which were paid to officers or directors of People’s United Financial, Holdings, People’s or associates of such persons. Net proceeds of the offering were approximately $3.33 billion. As a result of completion of the offering, 300.8 million shares of People’s United Financial common stock are outstanding as of April 30, 2007.

People’s United Financial contributed approximately $1.7 billion of the net proceeds of the stock offering to People’s. People’s United Financial contributed 2.0 million shares and $20.0 million in cash to The People’s Community Foundation. Additionally, approximately $217 million, an amount necessary to allow the People’s United Financial, Inc. Employee Stock Ownership Plan (the “ESOP”) to purchase up to 10.5 million shares of People’s United Financial common stock in the open market, was loaned to the ESOP. The balance of the proceeds were retained at the holding company level for future capital needs.

Initially, both People’s United Financial and People’s have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

People’s United Financial’s common stock was quoted on the NASDAQ Global Select Market under the symbol “PBCTD” for a period of 20 trading days after completion of the offering, and under the symbol “PBCT” thereafter.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

(a) People’s Bank held a Special Meeting of Shareholders (the “Special Meeting”) on April 5, 2007. There were 142,164,228 shares of common stock entitled to vote at the Special Meeting, of which 127,236,702 shares were present in person or by proxy.

(b) Not applicable.

(c) The shareholders of People’s Bank voted on the following matters at the Special Meeting:

1.	Approval of Plan of Conversion and Reorganization.

A total of 126,464,527 votes were cast “for” the proposal; 577,918 votes were cast “against” the proposal; and 194,257 shares abstained from voting on the proposal. There were no broker non-votes with respect to the proposal.

Of the total number of votes cast “for” the proposal, 44,452,027 such votes were cast by shareholders other than People’s Mutual Holdings.

2.	Establishment and Funding of The People’s Community Foundation.

A total of 119,317,270 votes were cast “for” the proposal; 3,926,414 votes were cast “against” the proposal; and 3,993,018 shares abstained from voting on the proposal. There were no broker non-votes with respect to the proposal.

Of the total number of votes cast “for” the proposal, 37,304,770 such votes were cast by shareholders other than People’s Mutual Holdings.

(d) Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description
*10.24	Employee Stock Ownership Plan of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 9, 2007	By:	/s/ John A. Klein
John A. Klein
Chairman, Chief Executive Officer and President

Date: May 9, 2007	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
Executive Vice President and Chief Financial Officer

Date: May 9, 2007	By:	/s/ Christina M. Bliven
Christina M. Bliven
First Vice President, Acting Controller and Acting Chief Accounting Officer

INDEX TO EXHIBITS

Designation	Description
*10.24	Employee Stock Ownership Plan of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.