Form 10-Q
period 2007-06-30
People's United Financial, Inc.
filed 2007-08-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007, there were 300,878,722 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$360.9	$344.1
Short-term investments	2,236.7	224.6

Total cash and cash equivalents	2,597.6	568.7

Securities (note 3):
Trading account securities, at fair value	26.4	29.6
Securities available for sale, at fair value	42.1	46.8
Securities held to maturity, at amortized cost (fair value of $1.1 at each date)	1.1	1.1

Total securities	69.6	77.5

Securities purchased under agreements to resell	1,418.0	—

Loans (note 4):
Residential mortgage	3,553.0	3,900.1
Commercial	2,451.3	2,363.6
Commercial real estate	1,784.1	1,786.7
Consumer	1,258.1	1,321.3

Total loans	9,046.5	9,371.7
Less allowance for loan losses	(72.5)	(74.0)

Total loans, net	8,974.0	9,297.7

Bank-owned life insurance (note 1)	218.0	212.6
Premises and equipment, net	147.4	136.8
Goodwill (note 7)	101.5	101.5
Other acquisition-related intangibles (note 7)	3.0	3.5
Other assets	292.6	288.6

Total assets	$13,821.7	$10,686.9

Liabilities
Deposits:
Non-interest-bearing	$2,302.8	$2,294.4
Savings, interest-bearing checking and money market	3,194.4	3,205.2
Time	3,593.7	3,583.0

Total deposits	9,090.9	9,082.6

Borrowings:
Federal funds purchased	—	4.1

Total borrowings	—	4.1

Subordinated notes	65.3	65.3
Other liabilities	161.9	195.4

Total liabilities	9,318.1	9,347.4

Stockholders’ Equity (note 2)
Common stock ($0.01 par value; 1.95 billion shares authorized; 300.9 million shares issued and outstanding)	3.0	—
Common stock (without par value; 450.0 million shares authorized; 142.2 million shares issued and outstanding)	—	142.2
Additional paid-in capital	3,708.9	182.9
Retained earnings	1,055.2	1,062.4
Unallocated common stock of Employee Stock Ownership Plan	(214.4)	—
Accumulated other comprehensive loss (note 5)	(49.1)	(48.0)

Total stockholders’ equity	4,503.6	1,339.5

Total liabilities and stockholders’ equity	$13,821.7	$10,686.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest and dividend income:
Residential mortgage	$47.1	$45.4	$96.1	$87.5
Commercial	42.0	36.1	82.6	69.3
Commercial real estate	32.1	31.0	63.9	60.3
Consumer	22.5	21.6	45.4	41.8

Total interest on loans	143.7	134.1	288.0	258.9
Short-term investments	28.1	0.7	32.1	1.5
Securities	1.0	9.2	2.1	21.1
Securities purchased under agreements to resell	14.7	0.3	14.7	0.6

Total interest and dividend income	187.5	144.3	336.9	282.1

Interest expense:
Deposits	53.8	42.9	106.1	80.9
Borrowings	0.1	2.8	0.2	6.1
Subordinated notes	1.6	2.5	3.3	5.0

Total interest expense	55.5	48.2	109.6	92.0

Net interest income	132.0	96.1	227.3	190.1
Provision for loan losses	1.8	0.2	2.6	(2.1)

Net interest income after provision for loan losses	130.2	95.9	224.7	192.2

Non-interest income:
Fee-based revenues:
Service charges on deposit accounts	19.5	20.0	37.5	38.3
Insurance revenue	6.2	5.8	13.5	13.6
Brokerage commissions	3.6	3.2	7.0	6.3
Other fees	9.2	8.5	18.3	17.1

Total fee-based revenues	38.5	37.5	76.3	75.3
Net security losses	—	(4.0)	—	(4.0)
Bank-owned life insurance (note 1)	2.7	2.2	5.1	4.1
Net gains on sales of residential mortgage loans	0.9	0.6	1.6	1.0
Other non-interest income	3.4	2.9	6.1	5.2

Total non-interest income	45.5	39.2	89.1	81.6

Non-interest expense:
Compensation and benefits	54.9	50.3	106.2	102.2
Occupancy and equipment	16.2	15.4	32.7	31.2
Contribution to The People’s United Community Foundation (note 2)	60.0	—	60.0	—
Other non-interest expense	24.6	20.9	44.9	40.8

Total non-interest expense	155.7	86.6	243.8	174.2

Income from continuing operations before income tax expense	20.0	48.5	70.0	99.6
Income tax expense	6.9	16.3	23.8	33.5

Income from continuing operations	13.1	32.2	46.2	66.1

Discontinued operations (note 10):
Income from discontinued operations, net of tax	0.4	0.7	0.9	1.6

Income from discontinued operations	0.4	0.7	0.9	1.6

Net income	$13.5	$32.9	$47.1	$67.7

Earnings per common share (notes 2 and 6)
Basic:
Income from continuing operations	$0.05	$0.11	$0.16	$0.22
Net income	0.05	0.11	0.16	0.22
Diluted:
Income from continuing operations	0.05	0.11	0.16	0.22
Net income	0.05	0.11	0.16	0.22

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the six months ended June 30, 2007 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$—	$(48.0)	$1,339.5
Comprehensive income:
Net income	—	—	47.1	—	—	47.1
Other comprehensive loss, net of tax:
Net unrealized loss on derivatives	—	—	—	—	(2.7)	(2.7)
Reclassification of net actuarial loss	—	—	—	—	1.6	1.6

Total comprehensive income						46.0

Exchange of common stock pursuant to second-step conversion	(59.0)	59.0	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion	1.7	3,333.1	—	—	—	3,334.8
Common stock issued and donated to The People’s United Community Foundation	—	40.0	—	—	—	40.0
Cancellation of common stock owned						—
by People’s Mutual Holdings	(82.0)	82.0	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	8.1	—	—	—	8.1
Cash dividends on common stock ($0.25 per share)	—	—	(54.2)	—	—	(54.2)
Purchase of common stock for ESOP	—	—	—	(216.8)	—	(216.8)
ESOP common stock committed to be released		—	(0.1)	2.4	—	2.3
Stock options and related tax benefits	0.1	3.8	—	—	—	3.9

Balance at June 30, 2007	$3.0	$3,708.9	$1,055.2	$(214.4)	$(49.1)	$4,503.6

For the six months ended June 30, 2006 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	$141.6	$172.0	$998.4	$(23.4)	$1,288.6
Comprehensive income:
Net income	—	—	67.7	—	67.7
Other comprehensive loss, net of tax	—	—	—	(5.6)	(5.6)

Total comprehensive income					62.1

Cash dividends on common stock ($0.22 per share)	—	—	(29.0)	—	(29.0)
Stock options and related tax benefits	0.4	4.2	—	—	4.6

Balance at June 30, 2006	$142.0	$176.2	$1,037.1	$(29.0)	$1,326.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended
(in millions)	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net income	$47.1	$67.7
Income from discontinued operations, net of tax	(0.9)	(1.6)

Income from continuing operations	46.2	66.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Contribution of common stock to The People’s United Community Foundation	40.0	—
Provision for loan losses	2.6	(2.1)
Depreciation and amortization of premises and equipment	9.0	9.7
Amortization of leased equipment	2.8	1.3
Amortization of other acquisition-related intangibles	0.5	0.6
Net security losses	—	4.0
Net gains on sales of residential mortgage loans	(1.6)	(1.0)
Allocation of ESOP common stock	2.3	—
Originations of loans held-for-sale	(231.3)	(93.1)
Proceeds from sales of loans held-for-sale	194.8	94.1
Net decrease (increase) in trading account securities	3.2	(2.5)
Net changes in other assets and liabilities	(25.7)	(5.8)

Net cash provided by operating activities of continuing operations	42.8	71.3

Cash Flows from Investing Activities:
Net purchases of securities purchased under agreements to resell	(1,418.0)	—
Proceeds from sales of securities available for sale	—	275.2
Proceeds from principal repayments of securities available for sale	69.2	185.2
Proceeds from principal repayments of securities held to maturity	—	0.3
Purchases of securities available for sale	(64.6)	(1.9)
Net loan principal collections (disbursements)	354.2	(296.8)
Purchase of loans	—	(167.4)
Purchase of bank-owned life insurance	(0.2)	(50.0)
Purchases of premises and equipment	(19.6)	(4.8)
Purchases of leased equipment	(14.6)	(12.7)

Net cash used in investing activities	(1,093.6)	(72.9)

Cash Flows from Financing Activities:
Net increase in deposits	8.3	120.6
Net decrease in borrowings with terms of three months or less	(4.1)	(73.9)
Cash dividends paid on common stock	(54.2)	(29.0)
Net proceeds from issuance of common stock pursuant to second-step conversion	3,334.8	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings	8.1	—
Purchase of common stock by ESOP	(216.8)	—
Proceeds from issuance of common stock, including excess income tax benefits	2.7	4.6

Net cash provided by financing activities	3,078.8	22.3

Cash Flows from Discontinued Operations:
Operating activities	0.9	1.6

Net cash provided by discontinued operations	0.9	1.6

Net increase in cash and cash equivalents	2,028.9	22.3
Cash and cash equivalents at beginning of period	568.7	423.5

Cash and cash equivalents at end of period	$2,597.6	$445.8

Supplemental Information:
Interest payments	$109.3	$92.0
Income tax payments	59.0	31.5
Real estate properties acquired by foreclosure	0.1	0.3

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

NOTE 1. GENERAL

People’s United Financial, Inc. is a Delaware corporation and the holding company for People’s United Bank. On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 for a further discussion of the second-step conversion. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for periods prior to March 31, 2007 appearing in this Form 10-Q is that of People’s United Bank. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used throughout this Form 10-Q to refer to the Bank both before and after the name change.

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including the classification of revenues and expenses to discontinued operations.

Note 1 in People’s United Bank’s audited consolidated financial statements included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by the Quarterly Report on Form 10-Q for the period ended March 31, 2007 and this report for the period ended June 30, 2007, includes a statement on People’s United Financial’s significant accounting policies. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted or condensed. These statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Employee Benefit Plans

People’s United Financial maintains a noncontributory defined benefit pension plan that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s United Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average. People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In addition, People’s United Financial maintains unfunded and nonqualified supplemental plans to provide pension benefits to certain senior officers.

New employees starting on or after August 14, 2006 are not eligible to participate in the defined benefit pension plan. People’s United Financial will make contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the covered employee’s eligible compensation. Employee participation in this plan is restricted to employees who are at least 21 years of age and worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

People’s United Financial also maintains an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these benefits over the employees’ years of service to the date of their eligibility for such benefits.

Components of the net periodic benefit cost for these plans are as follows:

For the three months ended June 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$2.1	$2.0	$0.1	$—
Interest cost	3.4	3.0	0.1	0.1
Expected return on plan assets	(5.6)	(3.5)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.1	1.5	—	—
Recognized prior service cost	—	0.1	—	—

Net periodic benefit cost	$1.0	$3.1	$0.3	$0.2

For the six months ended June 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$4.2	$4.0	$0.1	$0.1
Interest cost	6.8	6.0	0.3	0.3
Expected return on plan assets	(11.2)	(7.0)	—	—
Amortization of unrecognized net transition obligation	—	—	0.2	0.2
Recognized net actuarial loss	2.2	3.1	—	—
Recognized prior service cost	—	0.1	(0.1)	(0.1)

Net periodic benefit cost	$2.0	$6.2	$0.5	$0.5

NOTE 2. SECOND-STEP CONVERSION

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial, Inc.

People’s United Financial sold 172.2 million shares of common stock in a public offering at a price of $20 per share. Net proceeds from the stock offering totaled approximately $3.33 billion, after deducting approximately $110 million in offering costs. People’s United Financial also exchanged 2.1 shares of its common stock for each share of People’s United Bank common stock outstanding, except for those shares owned by People’s Mutual Holdings and, accordingly, common share data for prior periods has been adjusted to reflect this exchange.

In April 2007, People’s United Financial contributed 2.0 million shares of its common stock, with a fair market value of $40 million, and $20 million in cash to The People’s United Community Foundation (included in non-interest expense in the Consolidated Statements of Income). People’s United Financial contributed approximately $1.7 billion from the net proceeds of the stock offering to People’s United Bank in the form of a capital contribution.

Additionally, approximately $217 million, an amount necessary to allow the People’s United Financial Employee Stock Ownership Plan (“the ESOP”) to purchase approximately 10.5 million shares of People’s United Financial common stock in the open market, was loaned to the ESOP. Compensation expense related to the ESOP is recognized monthly at an amount equal to the number of common shares committed to be allocated by the ESOP to participants’ accounts multiplied by the average fair value of the common stock during the reporting period. The difference between the fair value of the common shares committed to be allocated by the ESOP to participants’ accounts for the period and the cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.

NOTE 3. SECURITIES

The amortized cost and fair value of People’s United Financial securities are as follows:

	June 30, 2007		December 31, 2006
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$26.4	$26.4	$29.6	$29.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	21.9	21.9	25.9	25.9

Total debt securities	21.9	21.9	25.9	25.9

Equity securities:
FHLB stock	19.5	19.5	20.1	20.1
Other securities	0.5	0.7	0.6	0.8

Total equity securities	20.0	20.2	20.7	20.9

Total securities available for sale	41.9	42.1	46.6	46.8
Net unrealized gain on securities available for sale	0.2	—	0.2	—

Total securities available for sale, at fair value	42.1	42.1	46.8	46.8

Securities held to maturity:
Corporate and other	1.1	1.1	1.1	1.1

Total securities held to maturity	1.1	1.1	1.1	1.1

Total securities	$69.6	$69.6	$77.5	$77.5

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	June 30, 2007	December 31, 2006
Residential mortgage:
Adjustable rate	$3,456.7	$3,805.6
Fixed rate	96.3	94.5

Total residential mortgage	3,553.0	3,900.1

Commercial real estate:
Residential	523.5	513.6
Retail	398.6	390.7
Office buildings	381.9	360.0
Industrial/manufacturing	173.9	184.8
Self storage/industrial	95.2	97.8
Hospitality and entertainment	48.4	61.8
Land	57.0	61.4
Health care	48.0	53.9
Special use	45.4	47.4
Other properties	12.2	15.3

Total commercial real estate	1,784.1	1,786.7

Commercial and industrial lending:
Manufacturing	418.6	412.1
Finance, insurance and real estate	348.7	354.7
Service	268.5	230.2
Wholesale distribution	136.4	119.9
Retail sales	111.9	113.6
Health services	104.9	108.5
Arts/entertainment/recreation	61.8	61.8
Transportation/utility	25.2	26.4
Other	49.6	66.6

Total commercial	1,525.6	1,493.8

People’s Capital and Leasing Corp.:
Printing	326.3	308.9
Transportation/utility	245.3	209.5
General manufacturing	141.6	141.6
Retail sales	93.0	85.7
Packaging	72.8	76.7
Service	27.6	28.2
Wholesale distribution	11.6	12.4
Health services	7.5	6.8

Total PCLC loans	925.7	869.8

Consumer:
Home equity credit lines	943.5	1,010.8
Second mortgages	287.3	279.8
Personal installment loans	12.2	14.1
Other loans	15.1	16.6

Total consumer loans	1,258.1	1,321.3

Total loans	$9,046.5	$9,371.7

Residential mortgage loans at June 30, 2007 and December 31, 2006 included loans held for sale (servicing released) of $34.1 million and $25.0 million, respectively, which approximate fair value.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net actuarial losses, prior service costs and transition obligations related to People’s United Financial’s pension and other postretirement benefit plans, and net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the six months ended June 30, 2007 and 2006 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s period-end stockholders’ equity on an after-tax basis, are as follows:

(in millions)	June 30, 2007	December 31, 2006
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(42.5)	$(44.1)
Net unrealized loss on derivatives accounted for as cash flow hedges	(6.7)	(4.0)
Net unrealized gain on securities available for sale	0.1	0.1

Total accumulated other comprehensive loss	$(49.1)	$(48.0)

Other comprehensive loss, net of tax, totaled $1.1 million for the six months ended June 30, 2007. The change in total accumulated other comprehensive loss from December 31, 2006 consisted of a $2.7 million after-tax increase in the net unrealized loss on derivatives accounted for as cash flow hedges and a $1.6 million reduction in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans.

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income from continuing operations	$13.1	$32.2	$46.2	$66.1
Income from discontinued operations	0.4	0.7	0.9	1.6
Net income	13.5	32.9	47.1	67.7

Average common shares outstanding for basic EPS	291.0	297.4	294.3	297.2
Effect of dilutive stock options and unvested stock awards	1.4	1.2	1.5	1.3

Average common and common-equivalent shares for dilutive EPS	292.4	298.6	295.8	298.5

Basic EPS:
Income from continuing operations	$0.05	$0.11	$0.16	$0.22
Income from discontinued operations	—	—	—	—
Net income	0.05	0.11	0.16	0.22
Diluted EPS:
Income from continuing operations	$0.05	$0.11	$0.16	$0.22
Income from discontinued operations	—	—	—	—
Net income	0.05	0.11	0.16	0.22

For the calculation of earnings per common share, approximately 10.5 million unallocated ESOP common shares are excluded for the three and six months ended June 30, 2007.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $101.5 million at both June 30, 2007 and December 31, 2006. At June 30, 2007, goodwill was allocated to the Consumer Financial Services and Commercial Banking segments in the amounts of $96.8 million and $4.7 million, respectively.

People’s United Financial’s other acquisition-related intangible assets totaled $3.0 million and $3.5 million; gross carrying amounts totaled $28.1 million and $28.1 million; and accumulated amortization totaled $25.1 million and $24.6 million, each at June 30, 2007 and December 31, 2006, respectively. Amortization expense of other acquisition-related intangible assets totaled $0.5 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. The estimated aggregate amortization expense for the full-year of 2007 and each of the next three years for other acquisition-related intangible assets is as follows: $1.1 million in 2007; $1.0 million in 2008 and 2009; and $0.4 million in 2010.

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that have not been and are not required to be reflected in the consolidated financial statements. In addition, in the normal course of business, there are various outstanding legal proceedings to which People’s United Financial is a party. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial does not expect its financial condition to be affected materially as a result of the outcome of such commitments, contingent liabilities and legal proceedings.

NOTE 9. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 21 for segment information for the three and six months ended June 30, 2007 and 2006.

NOTE 10. DISCONTINUED OPERATIONS

On March 5, 2004, People’s United Bank completed the sale of its credit card business. People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income for periods subsequent to the sale. Recoveries, net of collection costs, totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2007, respectively, and $1.1 million and $2.4 million for the three and six months ended June 30, 2006, respectively.

NOTE 11. NEW ACCOUNTING STANDARDS

People’s United Financial adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. As of the date of adoption, People’s United Financial’s unrecognized income tax benefits totaled $1.0 million, which if recognized would affect its annualized income tax rate. Additionally, People’s United Financial had accrued interest expense related to the unrecognized income tax benefits of $0.1 million. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits in interest expense in the Consolidated Statement of Income. Penalties, if incurred, would be recognized as a component of income tax expense.

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial does not have any foreign operations and therefore is not subject to income taxes in any foreign jurisdictions.

People’s United Financial is no longer subject to either federal or state income tax examinations for years prior to 2003. The Internal Revenue Service (“IRS”) commenced examinations of People’s United Bank’s U.S. Federal income tax returns for the years ended December 31, 2004 and 2005 during the fourth quarter of 2006. People’s United Financial anticipates that the IRS will complete this examination by the end of the first quarter of 2008. To date, the IRS has not proposed any adjustments that would have a material impact on People’s United Financial’s Consolidated Financial Statements.

People’s United Financial does not anticipate that total unrecognized income tax benefits will change significantly due to the settlements of IRS audits and the expiration of statute of limitations prior to March 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. People’s United Financial is currently evaluating SFAS No. 159 to determine if it will have a material impact on its Consolidated Financial Statements.

NOTE 12. PENDING ACQUISITION

On June 27, 2007, People’s United Financial announced it had signed a definitive agreement to acquire Chittenden Corporation, a multi-bank holding company with headquarters in Burlington Vermont. At June 30, 2007, Chittenden Corporation had total assets of $6.9 billion, total loans of $5.1 billion and total deposits of $5.7 billion. Under the terms of the merger agreement, each share of Chittenden Corporation common stock will be converted into the right to receive either People’s United Financial common stock, cash or a combination of both, with a total transaction value of approximately $1.9 billion. The transaction, which is expected to close in the first quarter of 2008, is subject to the approval of Chittenden Corporation’s shareholders and the receipt of various regulatory approvals.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Consolidated Financial Data

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Operating Data:
Net interest income	$132.0	$95.3	$96.1	$227.3	$190.1
Provision for loan losses	1.8	0.8	0.2	2.6	(2.1)
Fee-based revenues	38.5	37.8	37.5	76.3	75.3
Net security losses	—	—	(4.0)	—	(4.0)
All other non-interest income	7.0	5.8	5.7	12.8	10.3
Non-interest expense (1)	155.7	88.1	86.6	243.8	174.2
Income from continuing operations	13.1	33.1	32.2	46.2	66.1
Income from discontinued operations	0.4	0.5	0.7	0.9	1.6
Net income	13.5	33.6	32.9	47.1	67.7
Selected Statistical Data:
Net interest margin (2)	4.23%	3.94%	3.82%	4.10%	3.80%
Return on average assets (2)	0.40	1.27	1.20	0.78	1.24
Return on average stockholders’ equity (2)	1.4	10.0	10.1	3.5	10.4
Efficiency ratio	53.3	62.6	61.7	57.4	62.0
Per Common Share Data: (3)
Basic earnings per share	$0.05	$0.11	$0.11	$0.16	$0.22
Diluted earnings per share	0.05	0.11	0.11	0.16	0.22
Dividends paid per share	0.13	0.12	0.12	0.25	0.22
Total dividend payout ratio	286.4%	46.1%	46.9%	115.0%	42.8%
Book value (end of period)	$15.50	$4.55	$4.45	$14.97	$4.45
Tangible book value (end of period)	15.14	4.20	4.09	14.62	4.09
Stock price:
High	21.38	22.81	16.43	22.81	16.43
Low	17.56	19.78	14.70	17.56	14.29
Close (end of period)	17.73	21.14	15.64	17.73	15.64

(1)	Includes a $60.0 million contribution to The People’s United Community Foundation for the three and six months ended June 30, 2007.

(2)	Annualized.

(3)	Common share data has been adjusted (except total dividend payout ratio) to reflect the exchange of shares of People’s United Bank common stock for 2.1 shares of People’s United Financial, Inc. common stock upon completing the second-step conversion.

Selected Consolidated Financial Data – continued

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Financial Condition Data:
Total assets (1)	$13,822	$11,602	$10,687	$10,612	$11,005
Loans	9,046	9,310	9,372	9,185	9,034
Securities, net	70	73	77	202	901
Allowance for loan losses	73	74	74	74	74
Deposits	9,091	9,968	9,083	8,979	9,203
Core deposits	9,054	9,281	9,040	8,932	9,154
Borrowings	—	8	4	14	221
Purchased funds	37	52	47	61	270
Subordinated notes	65	65	65	109	109
Stockholders’ equity (1)	4,504	1,359	1,340	1,351	1,326
Non-performing assets	18	19	23	23	28
Net loan charge-offs	3.7	0.4	1.4	4.1	0.2
Average Balances:
Loans	$9,169	$9,305	$9,247	$9,083	$8,898
Short-term investments (1)	3,236	305	173	137	82
Securities	70	74	166	669	1,070
Earning assets (1)	12,475	9,684	9,586	9,889	10,049
Total assets (1)	13,399	10,601	10,553	10,778	10,939
Deposits	9,195	9,022	8,923	8,897	9,119
Funding liabilities	9,268	9,094	9,030	9,275	9,463
Stockholders’ equity (1)	3,975	1,338	1,355	1,331	1,308
Ratios:
Net loan charge-offs to average loans (annualized)	0.16%	0.01%	0.06%	0.18%	0.01%
Non-performing assets to total loans, real estate owned and repossessed assets	0.20	0.21	0.24	0.25	0.31
Allowance for loan losses to non-performing loans	404.8	389.4	327.9	354.9	266.8
Allowance for loan losses to total loans	0.80	0.80	0.79	0.81	0.82
Average stockholders’ equity to average total assets (1)	29.7	12.6	12.8	12.3	12.0
Stockholders’ equity to total assets (1)	32.6	11.7	12.5	12.7	12.1
Tangible stockholders’ equity to total assets (1)	31.8	10.8	11.6	11.7	11.1
Leverage capital (2)	24.3	11.2	12.0	11.8	11.5
Tier 1 risk-based capital (2)	33.9	14.7	14.8	14.7	14.8
Total risk-based capital (2)	35.1	16.0	16.1	16.2	16.4

(1)	The increases from March 31, 2007 primarily reflect net proceeds of $3.3 billion from the sale of 172.2 million shares of People’s United Financial, Inc. common stock in connection with the second-step conversion completed on April 16, 2007.

(2)	Calculated in accordance with Office of Thrift Supervision regulations for all periods since September 30, 2006 and in accordance with Federal Deposit Insurance Corporation regulations for June 30, 2006.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, core deposits and purchased funds. Management believes such non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitate comparisons with the performance of other banks and thrifts.

Management utilizes core deposits and purchased funds as non-GAAP financial measures to supplement its analysis of People’s United Financial’s business performance. Core deposits is a measure of stable funding sources and is defined as total deposits, other than municipal deposits (which are seasonally variable by nature) and escrow funds from People’s United Financial’s recently completed stock offering. Purchased funds include borrowings and municipal deposits.

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of People’s United Financial’s operating performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

The following tables provide reconciliations between GAAP and non-GAAP financial measures:

As of (in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Deposits	$9,091	$9,968	$9,083	$8,979	$9,203
Less:
Municipal deposits	37	44	43	47	49
Escrow funds from stock offering	—	643	—	—	—

Core deposits	$9,054	$9,281	$9,040	$8,932	$9,154

As of (in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Borrowings	$—	$8	$4	$14	$221
Plus:
Municipal deposits	37	44	43	47	49

Purchased funds	$37	$52	$47	$61	$270

In addition to the above non-GAAP financial measures, management uses the efficiency ratio to monitor its operating efficiency compared to its peers. The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of total non-interest expense (excluding goodwill impairment charges, amortization of acquisition-related intangibles, losses on real estate assets and nonrecurring expenses) (the numerator) to net interest income plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s United Financial generally considers an income or expense to be nonrecurring if it is not similar to an income or expense of a type incurred within the last two years and is not similar to an income or expense of a type reasonably expected to be incurred within the following two years. Management considers the efficiency ratio to be more representative of People’s United Financial’s ongoing operating efficiency, as the excluded items are generally related to external market conditions and non-routine transactions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

	Three months ended			Six months ended
(dollars in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total non-interest expense	$155.7	$88.1	$86.6	$243.8	$174.2
Less:
Contribution to The People’s United Community Foundation	60.0	—	—	60.0	—
Amortization of goodwill and other acquisition-related intangibles	0.3	0.2	0.3	0.5	0.6
Severance-related charges	—	—	—	—	1.2
RC Knox settlement	—	—	—	—	0.9
Other	—	0.2	0.1	0.2	0.1

Total	$95.4	$87.7	$86.2	$183.1	$171.4

Net interest income (1)	$132.0	$95.3	$96.1	$227.3	$190.1
Total non-interest income	45.5	43.6	39.2	89.1	81.6
Add:
BOLI FTE adjustment (1)	1.4	1.3	1.1	2.7	2.1
Net security losses	—	—	4.0	—	4.0
Less:
Interest from completed IRS audit	—	—	—	—	0.6
MasterCard common stock redemption	—	—	0.7	—	0.7

Total	$178.9	$140.2	$139.7	$319.1	$276.5

Efficiency ratio	53.3%	62.6%	61.7%	57.4%	62.0%

(1)	Fully taxable equivalent.

Second-Step Conversion and Name Change

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial, Inc. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion.

On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used throughout this Form 10-Q to refer to the Bank both before and after the name change.

Financial Overview

People’s United Financial reported net income of $13.5 million, or $0.05 per diluted share, for the three months ended June 30, 2007, compared to $32.9 million, or $0.11 per diluted share, for the year-ago period. Results for 2007 included a $60 million contribution to The People’s United Community Foundation (included in non-interest expense), which had the effect of reducing net income by $39.6 million, or $0.13 per share. Net income totaled $47.1 million, or $0.16 per diluted share, compared to $67.7 million, or $0.22 per diluted share, for the six months ended June 30, 2007 and 2006, respectively.

Net interest income increased $35.9 million, or 37%, from the year-ago quarter and the net interest margin improved 41 basis points to 4.23%. These improvements reflect the investment of $3.3 billion in net proceeds from the second-step conversion in short-term investments, as well as the benefits from balance sheet restructuring activities completed during 2006. Compared to the second quarter of 2006, average earning assets increased $2.4 billion, reflecting increases of $3.2 billion in average short-term investments and $272 million in average loans, partially offset by a $1.0 billion decrease in average securities. Average funding liabilities decreased $195 million compared to the second quarter of 2006, as a $76 million increase in average total deposits was more than offset by declines in average borrowings and average subordinated notes of $228 million and $43 million, respectively. The net interest margin increased 29 basis points compared to the second quarter of 2006.

Total non-interest income increased $6.3 million, or 16%, compared to the year-ago quarter, reflecting increases in income from bank-owned life insurance (“BOLI”), net gains on sales of residential mortgage loans and fee-based revenue, and $4.0 million in net security losses in the year-ago quarter. Non-interest expense increased $69.1 million compared to the second quarter of 2006. Excluding the $60 million contribution discussed above, non-interest expense increased $9.1 million, or 11%, reflecting increases in compensation and benefits, advertising and promotion and other non-interest expense, including costs of approximately $2 million related to the rebranding of the Bank. The efficiency ratio improved to 53.3% in the second quarter of 2007 compared to 61.7% in the year-ago period.

The provision for loan losses in the second quarter of 2007 was $1.8 million compared to $0.2 million in the year-ago period. The provision for loan losses in the second quarter of 2007 reflected net loan charge-offs of $3.7 million (including a $3.6 million charge-off relating to one commercial banking loan that has been classified as non-performing since December 2006) and a $1.9 million decrease in the allowance for loan losses. The provision for loan losses in the second quarter of 2006 reflected net loan charge-offs of $0.2 million. The allowance for loan losses as a percentage of total loans was 0.80% at June 30, 2007, compared to 0.82% at June 30, 2006. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.16% in the second quarter of 2007 compared to 0.01% in the year-ago quarter.

People’s United Financial’s total stockholders’ equity was $4.5 billion at June 30, 2007, a $3.2 billion increase from December 31, 2006, and as a percentage of total assets, stockholders’ equity was 32.6% at June 30, 2007, compared to 12.5% at December 31, 2006. The increases from December 31, 2006 reflect the net proceeds of $3.3 billion from the second-step conversion. People’s United Bank’s total risk-based capital ratio was 35.1% at June 30, 2007, compared to 16.1% at December 31, 2006. The improvement from December 31, 2006 reflects a $1.7 billion capital contribution from People’s United Financial.

Business Segment Results

People’s United Financial’s operations are divided into two primary business segments that represent its core businesses, Commercial Banking and Consumer Financial Services. In addition, the treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments, wholesale funding activities, such as borrowings and the funding center. The income or loss for the funding center, which includes the impact of derivative financial instruments used for risk management purposes, represents the interest rate risk component of People’s United Financial’s net interest income as calculated by People’s United Financial’s funds transfer pricing model (“FTP”), to derive each operating segment’s net interest income.

People’s United Financial uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing, the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of People’s United Financial as a whole. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year.

Commercial Banking consists principally of commercial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net interest income	$33.0	$32.6	$65.0	$63.9
Provision for loan losses	2.7	2.6	5.3	5.1
Non-interest income:
Fee-based revenues	4.7	3.8	9.2	7.8
Other non-interest income	2.1	1.2	3.8	2.0

Total non-interest income	6.8	5.0	13.0	9.8
Non-interest expense	22.6	19.5	43.1	38.3

Income before income tax expense	14.5	15.5	29.6	30.3
Income tax expense	5.1	5.4	10.4	10.6

Income from continuing operations	$9.4	$10.1	$19.2	$19.7

Average earning assets	$4,238.5	$3,873.7	$4,205.9	$3,820.9
Average liabilities	1,026.7	1,304.7	1,017.7	1,273.4
Period end assets	4,240.1	3,950.8	4,240.1	3,950.8

Commercial Banking income from continuing operations declined $0.7 million, or 7%, compared to the second quarter of 2006, reflecting an increase in non-interest expense, partially offset by increases in net interest income, fee-based revenues and other non-interest income. Net interest income increased $0.4 million, or 1%, reflecting a $365 million, or 9%, increase in average earning assets, essentially offset by narrower net spreads and a decline in commercial non-interest-bearing deposits. The $0.9 million increase in fee-based revenues reflects higher lending-related charges and fees. The increase in other non-interest income primarily reflects a $1.1 million increase in rental income on leased equipment. The $3.1 million, or 16%, increase in non-interest expense reflects increases in both direct expenses, due to continued growth in this business and a $0.8 million increase in amortization expense for leased equipment, and allocated expenses.

The increase in average earning assets compared to the second quarter of 2006 reflects increases of $226 million, or 34%, in PCLC loans, $79 million, or 5%, in commercial loans, and $55 million, or 3%, in commercial real estate loans. Average commercial non-interest-bearing deposits totaled $889 million in the second quarter of 2007, a $59 million, or 6%, decrease compared to the year-ago quarter, reflecting the current interest rate environment.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net interest income	$63.2	$65.7	$125.0	$130.7
Provision for loan losses	0.8	0.8	1.6	1.5
Non-interest income:
Fee-based revenues	33.8	33.6	67.1	67.2
Net gains on sales of residential mortgage loans	0.9	0.6	1.6	1.0
Other non-interest income	0.7	0.7	1.2	1.4

Total non-interest income	35.4	34.9	69.9	69.6
Non-interest expense	71.4	65.8	137.4	131.8

Income before income tax expense	26.4	34.0	55.9	67.0
Income tax expense	9.3	12.0	19.7	23.7

Income from continuing operations	$17.1	$22.0	$36.2	$43.3

Average earning assets	$4,981.7	$5,066.7	$5,079.0	$4,945.6
Average liabilities	8,097.7	7,931.8	8,019.3	7,853.7
Period end assets	4,956.9	5,226.7	4,956.9	5,226.7

Consumer Financial Services income from continuing operations declined $4.9 million, or 22%, compared to the second quarter of 2006, reflecting a $5.6 million increase in non-interest expense and a $2.5 million decrease in net interest income.

The decrease in net interest income reflects the reduction in net spread interest income for residential mortgage loans and the shift in deposits from wider net spread deposits to time deposits with narrower net spreads. In the second quarter of 2007, average earning assets decreased $85 million, or 2%, reflecting a decrease of $87 million, or 2%, in average residential mortgage loans, partially offset by a $9 million, or 1%, increase in average home equity loans. Average consumer deposits totaled $7.9 billion, a 1% increase compared to the second quarter of 2006.

Net gains on sales of residential mortgage loans increased $0.3 million, or 50% in the second quarter of 2007, due to an increase of 107% in residential mortgage loan sales volume compared to the second quarter of 2006. People’s United Financial is selling essentially all of its newly originated fixed- and adjustable-rate residential mortgages due to the low spreads on such loans in the current interest rate environment. The increase in non-interest expense reflects a $5.5 million increase in allocated expenses primarily due to the costs associated with ongoing infrastructure upgrades relating to deposit gathering activities.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net interest income	$(3.8)	$(8.0)	$(8.8)	$(14.2)
Fee-based revenues	—	0.1	—	0.2
Bank-owned life insurance	2.7	2.2	5.1	4.1
Net security losses	—	(4.0)	—	(4.0)
Other non-interest income	—	—	—	0.1
Non-interest expense	0.1	0.3	—	0.7

Loss before income tax benefit	(1.2)	(10.0)	(3.7)	(14.5)
Income tax benefit	(1.3)	(4.3)	(3.0)	(6.6)

Income (loss) from continuing operations	$0.1	$(5.7)	$(0.7)	$(7.9)

Average earning assets	$3,255.1	$1,102.9	$1,802.4	$1,240.5
Average liabilities	77.7	144.4	77.7	227.6
Period end assets	3,896.1	1,159.6	3,896.1	1,159.6

Treasury’s income (loss) from continuing operations in the second quarter of 2007 compared to the 2006 period reflects a $4.2 million improvement in net interest income, an increase in BOLI income, and $4.0 million in net security losses in the second quarter of 2006.

The improvement in net interest income reflects the funding center’s net spread loss declining by $6.5 million, partially offset by a $2.3 million increase in treasury’s net spread loss. The increase in treasury’s net spread loss reflects a $1.0 billion decline in average securities and virtually no net spread benefit from the increase in average short-term investments. The benefit from the increase in average short-term investments is included in “Other” as interest income from excess capital. The improvement in the funding center’s net spread loss reflects the benefits from balance sheet restructuring activities completed during 2006 in addition to the rising interest rate environment. Securities with low FTP charges have been replaced with earning assets reflecting the current interest rate environment.

Average earning assets increased $2.2 billion from the year-ago quarter. Average short-term investments increased $3.2 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion, while average securities declined $1.0 billion resulting from the sale of $1.1 billion of securities during the second and third quarters of 2006. The debt securities portfolio totaled $23 million at June 30, 2007, compared to $23 million at March 31, 2007 and $848 million at June 30, 2006.

Average securities comprised 1% of average earning assets in the second quarter of 2007 compared to 11% in the year-ago quarter. Average short-term investments comprised 26% of average earning assets in the second quarter of 2007 compared to 1% in the year-ago quarter.

Total Reportable Segments

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net interest income	$92.4	$90.3	$181.2	$180.4
Provision for loan losses	3.5	3.4	6.9	6.6
Non-interest income:
Fee-based revenues	38.5	37.5	76.3	75.2
Bank-owned life insurance	2.7	2.2	5.1	4.1
Net gains on sales of residential mortgage loans	0.9	0.6	1.6	1.0
Net security losses	—	(4.0)	—	(4.0)
Other non-interest income	2.8	1.9	5.0	3.5

Total non-interest income	44.9	38.2	88.0	79.8
Non-interest expense	94.1	85.6	180.5	170.8

Income before income tax expense	39.7	39.5	81.8	82.8
Income tax expense	13.1	13.1	27.1	27.7

Income from continuing operations	$26.6	$26.4	$54.7	$55.1

Average earning assets	$12,475.3	$10,043.3	$11,087.3	$10,007.0
Average liabilities	9,202.1	9,380.9	9,114.7	9,354.7
Period end assets	13,093.1	10,337.1	13,093.1	10,337.1

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment. This category also includes: revenue and expenses relating to the national consumer loan portfolio; certain nonrecurring items, including the $60 million contribution to The People’s United Community Foundation, which is included in non-interest expense; and income from discontinued operations. Included in period-end assets are cash, national consumer loans, premises and equipment, and other assets. The increase in net interest income in the second quarter of 2007 reflects the FTP credit generated by the significant increase in excess capital from the second-step conversion.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net interest income	$39.6	$5.8	$46.1	$9.7
Provision for loan losses	(1.7)	(3.2)	(4.3)	(8.7)
Non-interest income	0.6	1.0	1.1	1.8
Non-interest expense	61.6	1.0	63.3	3.4

Income (loss) before income tax expense	(19.7)	9.0	(11.8)	16.8
Income tax expense (benefit)	(6.2)	3.2	(3.3)	5.8

Income (loss) from continuing operations	(13.5)	5.8	(8.5)	11.0

Income from discontinued operations, net of tax	0.4	0.7	0.9	1.6

Net income (loss)	$(13.1)	$6.5	$(7.6)	$12.6

Average liabilities	$221.4	$250.7	$229.1	$247.9
Period end assets	728.6	667.6	728.6	667.6

Total Consolidated equals the amounts reported in People’s United Financial’s Consolidated Financial Statements and represents the combination of Total Reportable Segments and Other.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net interest income	$132.0	$96.1	$227.3	$190.1
Provision for loan losses	1.8	0.2	2.6	(2.1)
Non-interest income	45.5	39.2	89.1	81.6
Non-interest expense	155.7	86.6	243.8	174.2

Income from continuing operations before income tax expense	20.0	48.5	70.0	99.6
Income tax expense	6.9	16.3	23.8	33.5

Income from continuing operations	13.1	32.2	46.2	66.1

Income from discontinued operations, net of tax	0.4	0.7	0.9	1.6

Net income	$13.5	$32.9	$47.1	$67.7

Average earning assets	$12,475.4	$10,049.1	$11,087.6	$10,014.6
Average liabilities	9,423.5	9,631.6	9,343.8	9,602.6
Period end assets	13,821.7	11,004.7	13,821.7	11,004.7

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

Second Quarter 2007 Compared to Second Quarter 2006

The net interest margin improved 41 basis points to 4.23% compared to the second quarter of 2006. The increase in net interest margin reflects the investment of $3.3 billion in net proceeds from the second-step conversion in short-term investments, as well as the benefits from balance sheet restructuring activities completed during 2006. Net interest income increased $35.9 million, or 37%, reflecting a $43.2 million, or 30%, increase in total interest and dividend income, partially offset by a $7.3 million, or 15%, increase in total interest expense.

Average earning assets totaled $12.5 billion in the second quarter of 2007, a $2.4 billion, or 24%, increase from the second quarter of 2006, while the asset mix continued to shift. Average short-term investments increased $3.2 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion; average loans increased $272 million, or 3%; and average securities declined $1.0 billion, reflecting the sale of $810 million and $266 million of debt securities during the third and second quarters of 2006, respectively. As a result, average loans and average securities comprised 73% and 1%, respectively, of average earning assets in the second quarter of 2007, compared to 89% and 11%, respectively, in the 2006 period. Average short-term investments comprised 26% of average earning assets in the second quarter of 2007. The yield earned on the total loan portfolio was 6.27% this quarter, while the yield earned on securities and short-term investments was 5.30%, compared to 6.03% and 3.54%, respectively, in the year-ago quarter. Approximately 29% of the loan portfolio has floating interest rates (excluding adjustable-rate residential mortgage loans) compared to 30% in the year-ago quarter.

The total average commercial banking loan portfolio increased $360 million, or 9%, reflecting increases of $226 million, or 34%, in PCLC loans, $79 million, or 5%, in commercial loans and $55 million, or 3%, in commercial real estate loans. Included in average commercial loans and average commercial real estate loans were increases of $50 million, or 15%, and $67 million, or 34%, in the respective national credits portfolios.

Average residential mortgage loans decreased $87 million, or 2%, and average consumer loans decreased $1 million, or less than 1%. The decrease in average residential mortgage loans reflects People’s United Financial’s decision to sell essentially all newly-originated residential mortgage loans and therefore expects to continue to see a decline in the average residential mortgage loan balance in the future until it resumes adding such loans to its portfolio. The composition of average consumer loans continues to reflect a shift in mix as growth of $9 million, or 1%, in home equity loans was more than offset by a $4 million, or 12%, reduction in other consumer loans and a $6 million, or 98%, reduction in unsecured national personal installment loans. National personal installment loans continue to run off as a result of a management decision to discontinue this type of lending several years ago. Given the competition from attractively-priced first mortgages and changes in consumer spending patterns, future growth in home equity lending may not continue at recent levels in the future.

The overall 27 basis point improvement in the yield on average earning assets in the second quarter of 2007 primarily reflects the investment of the net proceeds from the second-step conversion discussed above, increases in market interest rates and the ongoing shift in asset mix, including the impact of the security sales.

Average funding liabilities totaled $9.3 billion in the second quarter of 2007, a $195 million, or 2%, decrease compared to the year-ago quarter. Average core deposits decreased $64 million, or 1%, reflective of People’s United Financial’s recent strategy of funding loan growth with proceeds from the repayment of securities and comprised 97% of average funding liabilities in the second quarter of 2007 compared to 96% in the year-ago period. Average non-interest-bearing core deposits decreased $64 million, or 3%, and average interest-bearing core deposits were flat (see below).

The 36 basis point increase to 2.40% from 2.04% in the rate paid on average funding liabilities primarily reflects the increase in market interest rates and the ongoing shift in deposit mix. The rates paid on average core deposits increased 51 basis points from the second quarter of 2006, reflecting increases of 90 basis points in time deposits and 11 basis points in savings and money market deposits in response to rising deposit interest rates. The change in the mix of average interest-bearing core deposits reflects a $386 million, or 12%, increase in higher-paying time deposits, offset by a $386 million, or 11%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates. Average time deposits comprised 39% of average total deposits in the second quarter of 2007, compared to 36% in the 2006 period. Further shifts in deposit mix to higher-rate time deposits will raise People’s United Financial’s overall cost of funding.

Second Quarter 2007 Compared to First Quarter 2007

The net interest margin increased 29 basis points and net interest income increased $36.7 million compared to the first quarter of 2007. Total interest and dividend income increased $38.1 million, and was partially offset by a $1.4 million increase in total interest expense.

Average earning assets increased $2.8 billion, or 29%, reflecting a $2.9 billion increase in average short-term investments due to the investment of $3.3 billion in net proceeds from the second-step conversion, partially offset by decreases in average loans of $136 million, or 6% annualized, and average securities of $4 million. The decrease in average loans included decreases of: $162 million, or 17% annualized, in residential mortgage loans; $34 million, or 10% annualized, in home equity loans; $2 million, or 1% annualized, in commercial real estate loans, partially offset by increases of $34 million, or 9% annualized, in commercial loans and $28 million, or 13% annualized, in PCLC loans.

Average funding liabilities increased $174 million, or 8% annualized, reflecting increases of $87 million, or 4% annualized, in average core deposits and $86 million in average non-core deposits. The increase in average non-core deposits reflects an $85 million increase in average escrow deposits related to the stock offering (none at June 30, 2007).

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2007, March 31, 2007 and June 30, 2006, and the six months ended June 30, 2007 and 2006. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis (1)

	June 30, 2007			March 31, 2007			June 30, 2006
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$2,121.4	$28.1	5.30%	$305.0	$4.0	5.24%	$57.0	$0.7	4.66%
Securities purchased under agreements to resell	1,115.0	14.7	5.29	—	—	—	25.0	0.3	5.06
Securities (2)	70.1	1.0	5.59	74.1	1.1	5.70	1,069.5	9.2	3.46
Loans:
Residential mortgage	3,666.5	47.1	5.14	3,828.2	49.0	5.12	3,754.0	45.4	4.83
Commercial	2,425.1	42.0	6.93	2,363.7	40.6	6.87	2,120.6	36.1	6.81
Commercial real estate	1,806.1	32.1	7.11	1,808.2	31.8	7.03	1,750.6	31.0	7.09
Consumer	1,271.2	22.5	7.08	1,305.2	22.9	7.03	1,272.4	21.6	6.80

Total loans	9,168.9	143.7	6.27	9,305.3	144.3	6.20	8,897.6	134.1	6.03

Total earning assets	$12,475.4	$187.5	6.01%	$9,684.4	$149.4	6.17%	$10,049.1	$144.3	5.74%

Funding liabilities:
Deposits:
Non-interest-bearing	$2,171.6	$—	—%	$2,125.6	$—	—%	$2,235.8	$—	—%
Savings, interest-bearing checking and money market	3,214.3	12.0	1.49	3,182.8	11.8	1.48	3,600.7	12.5	1.38
Time	3,627.9	41.4	4.57	3,618.2	40.3	4.45	3,241.6	29.7	3.67

Total core deposits	9,013.8	53.4	2.37	8,926.6	52.1	2.33	9,078.1	42.2	1.86
Non-core deposits (3)	181.3	0.4	0.82	95.7	0.2	0.92	41.0	0.7	7.06

Total deposits	9,195.1	53.8	2.34	9,022.3	52.3	2.32	9,119.1	42.9	1.88

Borrowings:
Federal funds purchased	7.7	0.1	5.17	5.7	0.1	6.00	199.8	2.4	4.84
FHLB advances	—	—	—	0.6	—	5.04	35.4	0.4	5.02

Total borrowings	7.7	0.1	5.17	6.3	0.1	5.92	235.2	2.8	4.87

Subordinated notes	65.3	1.6	10.15	65.3	1.7	10.16	108.7	2.5	9.04

Total funding liabilities	$9,268.1	$55.5	2.40%	$9,093.9	$54.1	2.38%	$9,463.0	$48.2	2.04%

Excess of earning assets over funding liabilities	$3,207.3			$590.5			$586.1

Net interest income/spread		$132.0	3.61%		$95.3	3.79%		$96.1	3.70%

Net interest margin			4.23%			3.94%			3.82%

(1)	Average yields earned and rates paid are annualized.

(2)	Average balances and yields for securities available for sale are based on amortized cost.

(3)	Average balances for the three months ended June 30, 2007 and March 31, 2007 include $168.9 million and $84.0 million, respectively, in escrow funds related to People’s United Financial’s stock offering (none at June 30, 2007).

Average Balance, Interest and Yield/Rate Analysis (1)

	June 30, 2007			June 30, 2006
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$1,218.2	$32.1	5.27%	$65.7	$1.5	4.49%
Securities purchased under agreements to resell	560.6	14.7	5.26	25.0	0.6	4.94
Securities (2)	72.1	2.1	5.65	1,196.6	21.1	3.53
Loans:
Residential mortgage	3,746.9	96.1	5.13	3,642.1	87.5	4.80
Commercial	2,394.6	82.6	6.90	2,078.0	69.3	6.68
Commercial real estate	1,807.1	63.9	7.07	1,741.0	60.3	6.93
Consumer	1,288.1	45.4	7.06	1,266.2	41.8	6.60

Total loans	9,236.7	288.0	6.24	8,727.3	258.9	5.93

Total earning assets	$11,087.6	$336.9	6.08%	$10,014.6	$282.1	5.63%

Funding liabilities:
Deposits:
Non-interest-bearing	$2,148.7	$—	—%	$2,213.2	$—	—%
Savings, interest-bearing checking and money market	3,198.6	23.8	1.49	3,637.7	24.3	1.33
Time	3,623.1	81.7	4.51	3,137.9	54.9	3.50

Total core deposits	8,970.4	105.5	2.35	8,988.8	79.2	1.76
Non-core deposits (3)	138.8	0.6	0.85	66.2	1.7	5.17

Total deposits	9,109.2	106.1	2.33	9,055.0	80.9	1.79

Borrowings:
Federal funds purchased	6.7	0.2	5.16	237.7	5.4	4.56
FHLB advances	0.3	—	5.07	33.6	0.7	4.74

Total borrowings	7.0	0.2	5.16	271.3	6.1	4.58

Subordinated notes	65.3	3.3	10.16	108.7	5.0	9.04

Total funding liabilities	$9,181.5	$109.6	2.39%	$9,435.0	$92.0	1.95%

Excess of earning assets over funding liabilities	$1,906.1			$579.6

Net interest income/spread		$227.3	3.69%		$190.1	3.68%

Net interest margin			4.10%			3.80%

(1)	Average yields earned and rates paid are annualized.

(2)	Average balances and yields for securities available for sale are based on amortized cost.

(3)	The average balance for the six months ended June 30, 2007 includes $126.7 million in escrow funds related to People’s United Financial’s stock offering (none at June 30, 2007).

Changes in Net Interest Income – FTE Basis

	Three Months Ended June 30, 2007 Compared To
	June 30, 2006 Increase (Decrease)			March 31, 2007 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$27.3	$0.1	$27.4	$24.1	$—	$24.1
Securities purchased under agreements to resell	14.4	—	14.4	14.7	—	14.7
Securities	(11.8)	3.6	(8.2)	(0.1)	—	(0.1)
Loans:
Residential mortgage	(1.1)	2.8	1.7	(2.1)	0.2	(1.9)
Commercial	5.3	0.6	5.9	1.1	0.3	1.4
Commercial real estate	1.0	0.1	1.1	—	0.3	0.3
Consumer	—	0.9	0.9	(0.6)	0.2	(0.4)

Total loans	5.2	4.4	9.6	(1.6)	1.0	(0.6)

Total change in interest and dividend income	35.1	8.1	43.2	37.1	1.0	38.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(1.4)	0.9	(0.5)	0.1	0.1	0.2
Time	3.8	7.9	11.7	0.1	1.0	1.1

Total core deposits	2.4	8.8	11.2	0.2	1.1	1.3
Non-core deposits	0.7	(1.0)	(0.3)	0.2	—	0.2

Total deposits	3.1	7.8	10.9	0.4	1.1	1.5

Borrowings:
FHLB advances	(0.4)	—	(0.4)	—	—	—
Federal funds purchased	(2.5)	0.2	(2.3)	—	—	—

Total borrowings	(2.9)	0.2	(2.7)	—	—	—

Subordinated notes	(1.1)	0.2	(0.9)	—	(0.1)	(0.1)

Total change in interest expense	(0.9)	8.2	7.3	0.4	1.0	1.4

Change in net interest income	$36.0	$(0.1)	$35.9	$36.7	$—	$36.7

Changes in Net Interest Income – FTE Basis

	Six Months Ended June 30, 2007 Compared To June 30, 2006 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$30.3	$0.3	$30.6
Securities purchased under agreements to resell	14.1	—	14.1
Securities	(27.1)	8.1	(19.0)
Loans:
Residential mortgage	2.6	6.0	8.6
Commercial	10.9	2.4	13.3
Commercial real estate	2.3	1.3	3.6
Consumer	0.7	2.9	3.6

Total loans	16.5	12.6	29.1

Total change in interest and dividend income	33.8	21.0	54.8

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(3.1)	2.6	(0.5)
Time	9.4	17.4	26.8

Total core deposits	6.3	20.0	26.3
Non-core deposits	1.0	(2.1)	(1.1)

Total deposits	7.3	17.9	25.2

Borrowings:
FHLB advances	(0.8)	0.1	(0.7)
Federal funds purchased	(5.9)	0.7	(5.2)
Repurchase agreements	(0.1)	0.1	—

Total borrowings	(6.8)	0.9	(5.9)

Subordinated notes	(2.1)	0.4	(1.7)

Total change in interest expense	(1.6)	19.2	17.6

Change in net interest income	$35.4	$1.8	$37.2

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fee-based revenues:
Service charges on deposit accounts	$19.5	$18.0	$20.0	$37.5	$38.3
Insurance revenue	6.2	7.3	5.8	13.5	13.6
Brokerage commissions	3.6	3.4	3.2	7.0	6.3
Other fee-based revenues:
Other banking service charges and fees	4.2	4.1	4.0	8.3	7.9
Investment management fees	3.0	2.9	2.8	5.9	5.4
Other fees	2.0	2.1	1.7	4.1	3.8

Total other fee-based revenues	9.2	9.1	8.5	18.3	17.1

Total fee-based revenues	38.5	37.8	37.5	76.3	75.3

Net security gains (losses):
Debt securities held for sale	—	—	(3.9)	—	(3.9)
Trading account securities	—	—	(0.1)	—	(0.1)

Total net security gains (losses)	—	—	(4.0)	—	(4.0)

Bank-owned life insurance	2.7	2.4	2.2	5.1	4.1
Net gains on sales of residential mortgage loans	0.9	0.7	0.6	1.6	1.0
Other non-interest income	3.4	2.7	2.9	6.1	5.2

Total non-interest income	$45.5	$43.6	$39.2	$89.1	$81.6

Total non-interest income increased $6.3 million, or 16%, compared to the second quarter of 2006 and $1.9 million, or 4%, from the first quarter of 2007. Excluding net security losses from the second quarter of 2006, total non-interest income would have increased $2.3 million, or 5%, compared to the year-ago quarter.

Revenues from service charges on deposit accounts for the second quarter of 2007 decreased $0.5 million, or 2%, compared to the year-ago quarter, and increased $1.5 million, or 8%, from the first quarter of 2007. The decrease compared to the year-ago quarter reflects increased debit card use in lieu of check writing, and more customers qualifying for free ATM network transactions and free checking. The increase in revenue from the previous quarter is due to seasonality.

Comparing the second quarter of 2007 to the second quarter of 2006, the $0.4 million increase in insurance revenue primarily reflects increased performance and profit sharing revenues due to changes in insurance company incentive programs. The $1.1 million decline in insurance revenue compared to the first quarter of 2007 reflects higher profit sharing income earned in the prior quarter.

The increase in brokerage commission reflects increased mutual fund and annuity volume. The $0.7 million increase in other fee-based revenues compared to the second quarter of 2006 reflects increases in commercial loan prepayment penalties and trust fees.

Net gains on sales of residential mortgage loans increased $0.3 million compared to the second quarter of 2006 and $0.2 million compared to the first quarter of 2007, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgages in the current interest rate environment. Residential mortgage sales volume increased 107% compared to the second quarter of 2006.

BOLI income totaled $2.7 million ($4.1 million on a taxable-equivalent basis) in the second quarter of 2007, compared to $2.2 million ($3.4 million on a taxable-equivalent basis) for the year-ago quarter, and $2.4 million for the first quarter of 2007 ($3.7 million on a taxable-equivalent basis). Included in BOLI income is a death benefit of $0.6 million received in the current quarter.

The increase in other non-interest income compared to the second quarter of 2006 reflects a $1.1 million increase in rental income on leased equipment. In addition, other non-interest income in the second quarter of 2006 included a $0.7 million gain from the redemption of common stock received in conjunction with the MasterCard Incorporated initial public offering.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Compensation and benefits	$54.9	$51.3	$50.3	$106.2	$102.2
Occupancy and equipment	16.2	16.5	15.4	32.7	31.2
Contribution to The People’s United Community Foundation	60.0	—	—	60.0	—
Professional and outside service fees	6.7	6.2	6.1	12.9	12.0
Advertising and promotion	3.5	2.4	3.1	5.9	5.6
Stationery, printing and postage	1.9	1.8	1.9	3.7	3.7
Amortization of other acquisition-related intangibles	0.3	0.2	0.3	0.5	0.6
Other non-interest expense	12.2	9.7	9.5	21.9	18.9

Total non-interest expense	$155.7	$88.1	$86.6	$243.8	$174.2

Efficiency ratio	53.3%	62.6%	61.7%	57.4%	62.0%

Total non-interest expense in the second quarter of 2007 increased $69.1 million compared to the second quarter of 2006. Excluding the $60 million contribution to The People’s United Community Foundation, total non-interest expense in the second quarter of 2007 increased $9.1 million, or 11%, compared to the second quarter of 2006 and increased $7.6 million, or 9%, compared to the first quarter of 2007.

The efficiency ratio improved to 53.3% in the second quarter of 2007, compared to 61.7% in the year-ago quarter, reflecting a $39.2 million, or 28%, increase in operating revenue, partially offset by a $9.2 million, or 11%, increase in operating expenses. The increase in operating revenue reflects the increase in net interest income due to the investment of the net proceeds from the second-step conversion.

Compensation and benefits increased $4.6 million, or 9%, compared to the year-ago quarter, and $3.6 million, or 7%, compared to the first quarter of 2007. The increases primarily reflect $2.3 million of expense related to the newly established ESOP, normal merit increases and higher accruals for incentive compensation.

Occupancy and equipment increased $0.8 million, or 5%, compared to the second quarter of 2006 primarily reflecting higher rent-related expenses due to rate increases and additional branches.

Advertising and promotion increased $0.4 million, or 13%, compared to the second quarter of 2006, and $1.1 million, or 46%, compared to the first quarter of 2007. The increase primarily reflects costs associated with the rebranding of the Bank as a result of People’s Bank changing its name to People’s United Bank on June 6, 2007.

Other non-interest expense increased $2.7 million, or 28%, compared to the second quarter of 2006 and $2.5 million, or 26%, compared to the first quarter of 2007. The increases reflect higher insurance costs, increased amortization of equipment leased to commercial customers and regulatory assessment fees.

Discontinued Operations

Income from discontinued operations, net of income taxes, totaled $0.4 million for the second quarter of 2007, compared to $0.7 million for the year-ago quarter and $0.5 million for the first quarter of 2007.

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income for periods subsequent to the sale. Recoveries, net of collection costs, totaled $0.7 million for the second quarter of 2007, compared to $1.1 million for the comparable period in 2006 and $0.7 million for the first quarter of 2007. The level of recoveries is expected to continue to decline over the remainder of 2007 due to the aging and diminishing pool of charged-off accounts.

FINANCIAL CONDITION

General

Total assets at June 30, 2007 were $13.8 billion, an increase of $3.1 billion, or 29%, from December 31, 2006, primarily due to a $3.4 billion increase in short-term investments, partially offset by a decrease of $325 million in total loans. The increase in short-term investments reflects the net proceeds from the second-step conversion completed on April 16, 2007.

At June 30, 2007, liabilities totaled $9.3 billion, a $29 million decrease from December 31, 2006, as an $8 million increase in total deposits was offset by a $33 million decrease in other liabilities.

Total loans decreased $325 million, or 7%, on an annualized basis, from December 31, 2006 to June 30, 2007. The decrease in total loans from year-end 2006 was due to decreases of $347 million in residential mortgage loans, $63 million in consumer loans and $3 million in commercial real estate loans, partially offset by an increase of $88 million in commercial banking loans. The decrease in residential mortgage loans reflects People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans in the current interest rate environment.

Non-performing assets totaled $18.4 million at June 30, 2007, a $4.3 million decrease from year-end 2006. The allowance for loan losses decreased $1.5 million to $72.5 million at June 30, 2007 compared to December 31, 2006, primarily reflecting reductions in the allowance for loan losses allocated to the consumer loan portfolio, residential mortgage loan portfolio and commercial real estate loan portfolio, partially offset by a net addition allocated to the commercial banking loan portfolio. At June 30, 2007, the allowance for loan losses as a percent of total loans was 0.80% and as a percent of non-performing loans was 405%, compared to 0.79% and 328%, respectively, at December 31, 2006.

People’s United Financial’s total stockholders’ equity was $4.5 billion at June 30, 2007, a $3.2 billion increase from December 31, 2006, reflecting the net proceeds of $3.3 billion from the second-step conversion and net income of $47.1 million, partially offset by the purchase of common stock for the ESOP of $216.8 million and dividends paid of $54.2 million. As a percentage of total assets, stockholders’ equity was 32.6% at June 30, 2007, compared to 12.5% at December 31, 2006.

People’s United Bank’s leverage capital ratio, and tier 1 and total risk-based capital ratios were 24.3%, 33.9% and 35.1%, respectively, at June 30, 2007, compared to 12.0%, 14.8% and 16.1%, respectively, at December 31, 2006. The increases from year end reflect a $1.7 billion capital contribution from People’s United Financial.

Asset Quality

People’s United Financial actively manages asset quality through its underwriting practices and collection operations.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is believed to be adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$74.4	$74.0	$74.0	$74.0	$75.0
Charge-offs	(4.6)	(0.8)	(1.1)	(5.4)	(2.6)
Recoveries	0.9	0.4	0.9	1.3	3.7

Net loan (charge-offs) recoveries	(3.7)	(0.4)	(0.2)	(4.1)	1.1
Provision for loan losses	1.8	0.8	0.2	2.6	(2.1)

Balance at end of period	$72.5	$74.4	$74.0	$72.5	$74.0

Allowance for loan losses as a percentage of total loans	0.80%	0.80%	0.82%	0.80%	0.82%
Allowance for loan losses as a percentage of non-performing loans	404.8	389.4	266.8	404.8	266.8

The provision for loan losses in the second quarter of 2007 reflected $3.7 million in net loan charge-offs, including a $3.6 million charge-off related to one commercial banking loan, and a $1.9 million decrease in the allowance for loan losses. The provision for loan losses in the year-ago period reflected $0.2 million in net loan charge-offs. The allowance for loan losses as a percentage of total loans was 0.80% at June 30, 2007 and 0.79% at December 31, 2006.

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Commercial	$3.7	$—	$—	$3.7	$0.1
PCLC	0.4	0.1	—	0.5	0.3
Consumer	0.2	0.3	0.3	0.5	0.9
Commercial real estate	—	—	(0.2)	—	(2.5)
Residential mortgage	(0.6)	—	0.1	(0.6)	0.1

Total	$3.7	$0.4	$0.2	$4.1	$(1.1)

Net loan charge-offs in the second quarter of 2007 totaled $3.7 million compared to $0.2 million in the second quarter of 2006. Commercial loan net charge-offs included the $3.6 million charge-off related to one commercial banking loan that had been classified as non-performing since December 2006.

Net loan charge-offs as a percentage of average total loans increased 15 basis points in the second quarter of 2007 compared to the year-ago period, reflecting the $3.6 million charge-off discussed above. The impact on this percentage of the increase in net loan charge-offs was partially offset by a $271 million, or 3%, increase in average loans from the second quarter of 2006. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Loans

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Commercial	0.95%	—%	(0.01)%	0.48%	0.01%
PCLC	0.19	0.06	(0.01)	0.12	0.08
Consumer	0.07	0.06	0.11	0.07	0.14
Commercial real estate	—	—	(0.05)	—	(0.27)
Residential mortgage	(0.06)	—	0.01	(0.03)	—

Total portfolio	0.16%	0.01%	0.01%	0.09%	(0.03)%

Non-Performing Assets

(dollars in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Non-accrual loans:
Commercial	$8.2	$11.3	$11.9	$3.0	$6.9
Residential mortgage	4.2	5.0	6.7	7.8	4.8
PCLC	3.9	1.4	2.1	2.1	2.6
Consumer	1.5	1.3	1.7	1.3	1.1
Commercial real estate	0.1	0.1	0.2	6.6	12.3

Total non-accrual loans	17.9	19.1	22.6	20.8	27.7
Real estate owned (“REO”) and repossessed assets, net	0.5	0.3	0.1	2.1	0.4

Total non-performing assets	$18.4	$19.4	$22.7	$22.9	$28.1

Non-performing loans as a percentage of total loans	0.20%	0.21%	0.24%	0.23%	0.31%
Non-performing assets as a percentage of total loans, REO and repossessed assets	0.20	0.21	0.24	0.25	0.31
Non-performing assets as a percentage of stockholders’ equity and allowance for loan losses	0.40	1.35	1.61	1.61	2.01

Total non-performing assets decreased $4.3 million from December 31, 2006 and were 0.20% of total loans, REO and repossessed assets at June 30, 2007. Decreases in non-performing commercial loans and non-performing residential mortgage loans of $3.7 million and $2.5 million, respectively, were partially offset by an increase of $1.8 million in non-performing PCLC loans. The decrease in non-performing commercial loans since December 31, 2006 primarily reflects the $3.6 million charge-off related to one loan that had been classified as non-performing since December 2006.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets.

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses People’s United Financial’s and People’s United Bank’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. People’s United Financial’s, as well as People’s United Bank’s liquidity positions are monitored daily by management. Therefore, the Asset and Liability Management Committee (“ALCO”) of People’s United Bank has been authorized by the Board of Directors of People’s United Financial to set guidelines to ensure maintenance of prudent levels of liquidity for People’s United Financial as well as for People’s United Bank. ALCO reports to the Treasury and Finance Committee of the Board of Directors of People’s United Bank.

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows, on page 4, present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At June 30, 2007, People’s United Financial’s liquid assets included $1.4 billion in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $2.6 billion in cash and cash equivalents, $26 million in trading account securities and $42 million in debt securities available for sale. Securities available for sale with a total fair value of $22 million at June 30, 2007 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain core deposits and purchased funds at cost-effective rates that are diversified with respect to markets and maturities. Core deposits, which are considered the most stable source of liability liquidity, totaled $9.1 billion at June 30, 2007, compared to $9.0 billion at December 31, 2006 (representing 64% and 86% of total funding at the respective dates). While core deposits have remained essentially flat since year end, the relative percentage mix has declined due the substantial increase in stockholders’ equity with the net proceeds from the second-step conversion. Purchased funds can be used from time to time to diversify People’s United Financial’s funding mix and to support asset growth. Purchased funds totaled $37 million at June 30, 2007, compared to $47 million at December 31, 2006 (representing 0.3% and 0.5% of total funding at the respective dates).

People’s United Bank’s current sources of purchased funds include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, municipal deposits and repurchase agreements. At June 30, 2007, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $3.4 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion.

At June 30, 2007, People’s United Bank had outstanding commitments to originate loans totaling $848 million and approved, but unused, lines of credit extended to customers totaling $2.5 billion.

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Capital

People’s United Financial’s total stockholders’ equity was $4.5 billion at June 30, 2007, a $3.2 billion increase compared to $1.3 billion at December 31, 2006. This increase primarily reflects the net proceeds of $3.3 billion from the second-step conversion, net income of $47.1 million, and a common stock contribution with a fair value of $40 million to The People’s United Community Foundation, partially offset by the purchase of common stock for the ESOP totaling $216.8 million, dividends paid of $54.2 million and a $1.1 million increase in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2006. The increase in AOCL reflects a $2.7 million increase in the after-tax net unrealized loss on derivatives accounted for as cash flow hedges, partially offset by a $1.6 million reduction in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans. Stockholders’ equity equaled 32.6% of total assets at June 30, 2007 and 12.5% at December 31, 2006.

People’s United Bank’s tangible capital ratio was 24.3% at June 30, 2007, compared to the minimum ratio of 1.5% generally required by the Office of Thrift Supervision (“OTS”). People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at June 30, 2007 with ratios of 24.3% and 35.1%, respectively, compared to 12.0% and 16.1%, respectively, at December 31, 2006. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at June 30, 2007.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of June 30, 2007 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. People’s United Bank’s risk-weighted total assets, as defined, totaled $8.9 billion at June 30, 2007.

				OTS Requirements
As of June 30, 2007	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$3,004.3	(1)	24.3%	n/a	n/a	$185.4	1.5%
Leverage (core) capital	3,004.3	(1)	24.3	$618.1	5.0%	494.4	4.0
Total risk-based capital	3,113.2	(2)	35.1	887.1	10.0	709.7	8.0

(1)	Represents total stockholders’ equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized losses on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

Market Risk Management

Market risk is the risk of loss to earnings, capital and the fair market values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Risk

For People’s United Bank, the only relevant market risk at this time is interest rate risk (“IRR”), which is the potential exposure to earnings or capital that may result from changes in interest rates. People’s United Bank actively manages its IRR to achieve a balance between risk, earnings volatility and capital preservation. ALCO has primary responsibility for managing People’s United Bank’s IRR. To evaluate People’s United Bank’s IRR profile, ALCO monitors economic conditions, interest rate trends, liquidity levels and capital ratios. Management also reviews assumptions periodically for projected customer and competitor behavior, in addition to the expected repricing characteristics and cash flow projections for assets, liabilities and off-balance-sheet financial instruments. Actual conditions may vary significantly from People’s United Bank’s assumptions. Management evaluates the impact of IRR on “Income at Risk” using an earnings simulation model to project earnings under multiple interest rate environments over a one-year time horizon resulting in a quantification of IRR. Income at Risk includes significant interest rate sensitive income sources, such as net interest income, gains on sales of residential mortgage loans and BOLI income.

The earnings projections are based on a static balance sheet and estimates of pricing levels for People’s United Bank’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s United Bank estimates its base case Income at Risk using current interest rates. Internal guidelines regarding IRR simulation specify that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 10% for a 100 basis point shift; 15% for a 200 basis point shift; and 20% for a 300 basis point shift.

The following table shows the estimated percentage increase (decrease) in People’s United Bank’s Income at Risk over a one-year simulation period beginning June 30, 2007. Income at Risk for a 300 basis point decline in interest rates falls outside the internal guidelines, reflecting People’s United Bank’s current investment decision to invest the net proceeds from the second-step conversion in short-term investments.

Rate Change (basis points)	Percent Change in Income at Risk
+300	20.65%
+200	13.98
+100	7.02
-100	(6.85)
-200	(15.01)
-300	(24.34)

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

The following table shows the estimated percentage decrease in People’s United Bank’s MVE, assuming various shifts in interest rates.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(3.08)%
+200	(1.61)
+100	(0.58)
-100	(0.31)
-200	(2.18)
-300	(4.16)

Management believes People’s United Bank’s interest rate risk position at June 30, 2007 represents an acceptable level of risk. This is true even in the scenario where interest rates decline by 300 basis points, resulting in an Income at Risk change falling outside of internal guidelines, due to the extreme flexibility inherent in People’s United Bank’s current investment posture, combined with the extremely low likelihood of occurrence of that scenario. However, given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Bank’s models.

Foreign Currency Risk

Foreign exchange forward contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Bank uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans.

Derivative Financial Instruments

People’s United Bank uses derivative financial instruments, including interest rate swaps and interest rate floors, as components of its IRR management. People’s United Bank has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At June 30, 2007, each of People’s United Bank’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s United Bank’s credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $5.8 million at June 30, 2007 and $11.4 million at December 31, 2006. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

People’s United Bank is currently using interest rate floors and interest rate swaps to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate floors, which are accounted for as cash flow hedges, are used to partially manage People’s United Bank’s exposure to a decrease in interest income on certain floating-rate commercial loans resulting from declines in certain interest rates. Interest rate swaps, which are accounted for as fair value hedges, are used to match more closely the repricing of certain commercial real estate loans and the short-term funding associated with these loans.

The following table summarizes certain information concerning the derivative financial instruments utilized by People’s United Bank in its management of IRR and foreign currency risk.

As of and for the periods ended June 30, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$6.8	$12.4
Weighted average remaining term to maturity (in months)	43	71	1
Decrease in pre-tax income for the quarter	$(0.7)	$—	$—
Decrease in pre-tax income for the six months	(1.3)	—	—
Fair value:
Recognized as an asset	5.9	—	—
Recognized as a liability	—	0.1	—

As of and for the periods ended June 30, 2006 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$9.4	$13.9
Weighted average remaining term to maturity (in months)	55	79	2
Decrease in pre-tax income for the quarter	$(0.1)	$—	$—
Decrease in pre-tax income for the six months	(0.2)	—	—
Fair value:
Recognized as an asset	4.4	—	—
Recognized as a liability	—	—	—

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

In general, forward-looking statements usually use words such as “expect,” “anticipate,” “believe,” “should,” and similar expressions, and include all statements about People’s United Financial’s operating results or financial position for future periods. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; and (9) competition and its effect on pricing, spending, third-party relationships and revenues. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 47 through 50 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of June 30, 2007, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2007, there has not been any change in People’s United Financial internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2007, People’s United Financial completed its stock offering in connection with the second-step conversion of People’s Mutual Holdings and People’s United Bank in accordance with the Plan of Conversion and Reorganization (“the Plan”). As part of the Plan, People’s United Bank and People’s Mutual Holdings converted from the mutual holding company structure to the stock holding company structure. In the stock offering, a total of 172,226,250 shares representing People’s Mutual Holdings’ ownership interest in People’s United Bank were sold by People’s United Financial in a subscription offering and syndicated offering. In accordance with the Plan, and pursuant to the registration statement, first priority rights to subscribe for shares of People’s United Financial common stock were offered to eligible depositors of People’s United Bank. Pursuant to a Registration Statement on Form S-1 (No. 333-138389), as amended, which was declared effective by the Securities and Exchange Commission on February 14, 2007, shares of People’s United Financial were sold for a purchase price of $20.00 per share. In addition, each outstanding share of People’s United Bank common stock, except those shares owned by People’s Mutual Holdings, as of April 16, 2007 was exchanged for 2.1 new shares of People’s United Financial common stock.

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

People’s United Financial contributed approximately $1.7 billion of the net proceeds of the stock offering to People’s United Bank. People’s United Financial contributed 2.0 million shares and $20.0 million in cash to The People’s Community Foundation. Additionally, approximately $217 million, an amount necessary to allow the ESOP to purchase up to 10.5 million shares of People’s United Financial common stock in the open market, was loaned to the ESOP. People’s United Financial retained the balance of the net proceeds for future capital needs.

Initially, both People’s United Financial and People’s United Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

People’s United Financial’s common stock is quoted on the NASDAQ Global Select Market under the symbol “PBCT.”

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of People’s United Financial during the period covered by this report.

Please see Part II, Item 4 of Form 10-Q filed by People’s United Financial for the period ended March 31, 2007 for information pertaining to submission of matters to a vote of security holders of People’s United Bank (formerly known as People’s Bank) during the period covered by this report.

Item 5 – Other Information

People’s United Financial will hold its first annual meeting of shareholders on October 18, 2007.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 8, 2007	By:	/s/ John A. Klein
John A. Klein
Chairman, Chief Executive
Officer and President

Date: August 8, 2007	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
Executive Vice President and
Chief Financial Officer

Date: August 8, 2007	By:	/s/ Christina M. Bliven
Christina M. Bliven
First Vice President, Acting Controller
and Acting Chief Accounting Officer

INDEX TO EXHIBITS

Designation	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications