Form 10-Q
period 2007-09-30
People's United Financial, Inc.
filed 2007-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 297,269,213 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$304.2	$344.1
Short-term investments	2,120.1	224.6

Total cash and cash equivalents	2,424.3	568.7

Securities (note 3):
Trading account securities, at fair value	22.5	29.6
Securities available for sale, at fair value	42.1	46.8
Securities held to maturity, at amortized cost (fair value of $1.1 at each date)	1.1	1.1

Total securities	65.7	77.5

Securities purchased under agreements to resell	1,430.0	—

Loans (note 4):
Residential mortgage	3,347.7	3,900.1
Commercial	2,518.0	2,363.6
Commercial real estate	1,822.7	1,786.7
Consumer	1,247.2	1,321.3

Total loans	8,935.6	9,371.7
Less allowance for loan losses	(73.5)	(74.0)

Total loans, net	8,862.1	9,297.7

Bank-owned life insurance (note 1)	219.4	212.6
Premises and equipment, net	151.4	136.8
Goodwill (note 7)	101.5	101.5
Other acquisition-related intangibles (note 7)	2.7	3.5
Other assets	293.4	288.6

Total assets	$13,550.5	$10,686.9

Liabilities
Deposits:
Non-interest-bearing	$2,081.0	$2,294.4
Savings, interest-bearing checking and money market	3,003.5	3,205.2
Time	3,697.3	3,583.0

Total deposits	8,781.8	9,082.6

Borrowings:
Federal funds purchased	—	4.1

Total borrowings	—	4.1

Subordinated notes	65.3	65.3
Other liabilities	169.7	195.4

Total liabilities	9,016.8	9,347.4

Stockholders’ Equity (note 2)
Common stock ($0.01 par value; 1.95 billion shares authorized; 300.9 million shares issued and outstanding)	3.0	—
Common stock (without par value; 450.0 million shares authorized; 142.2 million shares issued and outstanding)	—	142.2
Additional paid-in capital	3,710.4	182.9
Retained earnings	1,073.7	1,062.4
Unallocated common stock of Employee Stock Ownership Plan	(212.0)	—
Accumulated other comprehensive loss (note 5)	(41.4)	(48.0)

Total stockholders’ equity	4,533.7	1,339.5

Total liabilities and stockholders’ equity	$13,550.5	$10,686.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Interest and dividend income:
Residential mortgage	$44.6	$47.7	$140.7	$135.2
Commercial	42.7	38.0	125.3	107.3
Commercial real estate	32.0	32.2	95.9	92.5
Consumer	22.5	23.0	67.9	64.8

Total interest on loans	141.8	140.9	429.8	399.8
Short-term investments	28.6	1.6	60.7	3.1
Securities purchased under agreements to resell	18.1	0.2	32.8	0.8
Securities	0.9	6.7	3.0	27.8

Total interest and dividend income	189.4	149.4	526.3	431.5

Interest expense:
Deposits	53.5	47.1	159.6	128.0
Borrowings	—	3.7	0.2	9.8
Subordinated notes	1.6	2.4	4.9	7.4

Total interest expense	55.1	53.2	164.7	145.2

Net interest income	134.3	96.2	361.6	286.3
Provision for loan losses	2.5	4.1	5.1	2.0

Net interest income after provision for loan losses	131.8	92.1	356.5	284.3

Non-interest income:
Fee-based revenues:
Service charges on deposit accounts	19.4	20.1	56.9	58.4
Insurance revenue	7.1	6.6	20.6	20.2
Brokerage commissions	3.2	2.9	10.2	9.2
Other fees	9.0	8.6	27.3	25.7

Total fee-based revenues	38.7	38.2	115.0	113.5
Net security gains (losses)	5.5	(23.2)	5.5	(27.2)
Bank-owned life insurance (note 1)	2.3	2.2	7.4	6.3
Net gains on sales of residential mortgage loans	0.8	0.5	2.4	1.5
Other non-interest income	2.9	2.8	9.0	8.0

Total non-interest income	50.2	20.5	139.3	102.1

Non-interest expense:
Compensation and benefits	53.1	51.3	159.3	153.5
Occupancy and equipment	17.3	15.6	50.0	46.8
Contribution to The People’s United Community Foundation (note 2)	—	—	60.0	—
Other non-interest expense	25.1	20.2	70.0	61.0

Total non-interest expense	95.5	87.1	339.3	261.3

Income from continuing operations before income tax expense	86.5	25.5	156.5	125.1
Income tax expense	29.2	8.6	53.0	42.1

Income from continuing operations	57.3	16.9	103.5	83.0

Discontinued operations (note 10):
Income from discontinued operations, net of tax	0.3	0.1	1.2	1.7

Income from discontinued operations	0.3	0.1	1.2	1.7

Net income	$57.6	$17.0	$104.7	$84.7

Earnings per common share (notes 2 and 6)
Basic:
Income from continuing operations	$0.20	$0.05	$0.36	$0.27
Net income	0.20	0.06	0.36	0.28
Diluted:
Income from continuing operations	0.20	0.05	0.36	0.27
Net income	0.20	0.06	0.36	0.28

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the nine months ended September 30, 2007 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$—	$(48.0)	$1,339.5
Comprehensive income:
Net income	—	—	104.7	—	—	104.7
Other comprehensive income, net of tax:
Net unrealized gain on derivatives	—	—	—	—	4.2	4.2
Reclassification of net actuarial loss	—	—	—	—	2.4	2.4

Total comprehensive income						111.3

Exchange of common stock pursuant to second-step conversion	(59.0)	59.0	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion	1.7	3,333.1	—	—	—	3,334.8
Common stock issued and donated to The People’s United Community Foundation	—	40.0	—	—	—	40.0
Cancellation of common stock owned by People’s Mutual Holdings	(82.0)	82.0	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	8.1	—	—	—	8.1
Cash dividends on common stock ($0.38 per share)	—	—	(92.9)	—	—	(92.9)
Purchase of common stock for ESOP	—	—	—	(216.8)	—	(216.8)
ESOP common stock committed to be released	—	—	(0.5)	4.8	—	4.3
Stock options and related tax benefits	0.1	5.3	—	—	—	5.4

Balance at September 30, 2007	$3.0	$3,710.4	$1,073.7	$(212.0)	$(41.4)	$4,533.7

For the nine months ended September 30, 2006 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	$141.6	$172.0	$998.4	$(23.4)	$1,288.6
Comprehensive income:
Net income	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	16.3	16.3

Total comprehensive income					101.0

Cash dividends on common stock ($0.34 per share)	—	—	(44.5)	—	(44.5)
Stock options and related tax benefits	0.5	5.8	—	—	6.3

Balance at September 30, 2006	$142.1	$177.8	$1,038.6	$(7.1)	$1,351.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended
(in millions)	Sept. 30, 2007	Sept. 30, 2006
Cash Flows from Operating Activities:
Net income	$104.7	$84.7
Income from discontinued operations, net of tax	(1.2)	(1.7)

Income from continuing operations	103.5	83.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Contribution of common stock to The People’s United Community Foundation	40.0	—
Provision for loan losses	5.1	2.0
Depreciation and amortization of premises and equipment	13.7	14.5
Amortization of leased equipment	4.4	2.3
Amortization of other acquisition-related intangibles	0.8	0.8
Net security (gains) losses	(5.5)	27.2
Net gains on sales of residential mortgage loans	(2.4)	(1.5)
Allocation of ESOP common stock	4.3	—
Originations of loans held-for-sale	(315.6)	(138.4)
Proceeds from sales of loans held-for-sale	274.4	140.4
Net decrease (increase) in trading account securities	7.1	(2.2)
Pension plan contributions	(0.8)	(92.3)
Net changes in other assets and liabilities	(7.8)	7.6

Net cash provided by operating activities of continuing operations	121.2	43.4

Cash Flows from Investing Activities:
Net purchases of securities purchased under agreements to resell	(1,430.0)	—
Proceeds from sale of securities purchased under agreements to resell	—	24.7
Proceeds from sales of securities available for sale	5.4	1,234.2
Proceeds from principal repayments of securities available for sale	90.2	223.9
Proceeds from principal repayments of securities held to maturity	—	0.3
Purchases of securities available for sale	(85.5)	(293.3)
Proceeds from sales of loans	4.3	—
Net loan principal collections (disbursements)	462.8	(451.7)
Purchase of loans	—	(170.8)
Purchase of bank-owned life insurance	(0.4)	(50.0)
Return of premium on bank-owned life insurance	0.5	—
Purchases of premises and equipment	(28.3)	(8.5)
Purchases of leased equipment	(16.9)	(15.6)

Net cash (used in) provided by investing activities	(997.9)	493.2

Cash Flows from Financing Activities:
Net decrease in deposits	(300.8)	(104.0)
Net decrease in borrowings with terms of three months or less	(4.1)	(281.3)
Cash dividends paid on common stock	(92.9)	(44.5)
Net proceeds from issuance of common stock pursuant to second-step conversion	3,334.8	—
Capital contribution pursuant to dissolution of
People’s Mutual Holdings	8.1	—
Purchase of common stock by ESOP	(216.8)	—
Proceeds from stock options exercised, including excess income tax benefits	2.8	3.4

Net cash provided by (used in) financing activities	2,731.1	(426.4)

Cash Flows from Discontinued Operations:
Operating activities	1.2	1.7

Net cash provided by discontinued operations	1.2	1.7

Net increase in cash and cash equivalents	1,855.6	111.9
Cash and cash equivalents at beginning of period	568.7	423.5

Cash and cash equivalents at end of period	$2,424.3	$535.4

Supplemental Information:
Interest payments	$166.0	$145.9
Income tax payments	59.1	42.5
Real estate properties acquired by foreclosure	0.1	0.4

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

Note 1 in People’s United Bank’s audited consolidated financial statements included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by the Quarterly Report on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007 and this report for the period ended September 30, 2007, includes a statement on People’s United Financial’s significant accounting policies. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted or condensed. These statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Components of the net periodic benefit cost for these plans are as follows:

For the three months ended September 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$2.1	$1.9	$—	$—
Interest cost	3.3	3.1	0.2	0.2
Expected return on plan assets	(5.6)	(3.5)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.2	1.6	—	—
Recognized prior service cost	—	—	(0.1)	—

Net periodic benefit cost	$1.0	$3.1	$0.2	$0.3

For the nine months ended September 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$6.3	$5.9	$0.1	$0.1
Interest cost	10.1	9.1	0.5	0.5
Expected return on plan assets	(16.8)	(10.5)	—	—
Amortization of unrecognized net transition obligation	—	—	0.3	0.3
Recognized net actuarial loss	3.4	4.7	—	—
Recognized prior service cost	—	0.1	(0.2)	(0.1)

Net periodic benefit cost	$3.0	$9.3	$0.7	$0.8

People’s United Financial established an Employee Stock Ownership Plan (“the ESOP”) in connection with the second-step conversion (see below). The ESOP purchased approximately 10.5 million shares of People’s United Financial common stock in the open market. Compensation expense related to the ESOP is recognized monthly at an amount equal to the number of common shares committed to be allocated by the ESOP to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be allocated by the ESOP to participants’ accounts for the period and the cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings.

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

NOTE 3. SECURITIES

The amortized cost and fair value of People’s United Financial’s securities are as follows:

	September 30, 2007		December 31, 2006
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$22.5	$22.5	$29.6	$29.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	21.9	21.9	25.9	25.9

Total debt securities	21.9	21.9	25.9	25.9

Equity securities:
FHLB stock	19.5	19.5	20.1	20.1
Other securities	0.5	0.7	0.6	0.8

Total equity securities	20.0	20.2	20.7	20.9

Total securities available for sale	41.9	42.1	46.6	46.8
Net unrealized gain on securities available for sale	0.2	—	0.2	—

Total securities available for sale, at fair value	42.1	42.1	46.8	46.8

Securities held to maturity:
Corporate and other	1.1	1.1	1.1	1.1

Total securities held to maturity	1.1	1.1	1.1	1.1

Total securities	$65.7	$65.7	$77.5	$77.5

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	September 30, 2007	December 31, 2006
Residential mortgage:
Adjustable rate	$3,257.8	$3,805.6
Fixed rate	89.9	94.5

Total residential mortgage	3,347.7	3,900.1

Commercial real estate:
Residential	524.1	513.6
Retail	415.2	390.7
Office buildings	406.7	360.0
Industrial/manufacturing	172.6	184.8
Self storage/industrial	96.9	97.8
Land	55.1	61.4
Special use	48.8	47.4
Health care	46.9	53.9
Hospitality and entertainment	45.9	61.8
Other properties	10.5	15.3

Total commercial real estate	1,822.7	1,786.7

Commercial and industrial lending:
Manufacturing	401.7	412.1
Finance, insurance and real estate	355.7	354.7
Service	276.6	230.2
Wholesale distribution	156.7	119.9
Health services	118.3	108.5
Retail sales	111.5	113.6
Arts/entertainment/recreation	59.4	61.8
Transportation/utility	27.7	26.4
Other	61.8	66.6

Total commercial	1,569.4	1,493.8

People’s Capital and Leasing Corp.:
Printing	326.1	308.9
Transportation/utility	264.3	209.5
General manufacturing	143.9	141.6
Retail sales	93.0	85.7
Packaging	73.0	76.7
Service	27.7	28.2
Wholesale distribution	13.3	12.4
Health services	7.3	6.8

Total PCLC loans	948.6	869.8

Consumer:
Home equity credit lines	931.3	1,010.8
Second mortgages	289.5	279.8
Personal installment loans	11.4	14.1
Other loans	15.0	16.6

Total consumer loans	1,247.2	1,321.3

Total loans	$8,935.6	$9,371.7

Residential mortgage loans at September 30, 2007 and December 31, 2006 included loans held for sale (servicing released) of $20.6 million and $25.0 million, respectively, which approximate fair value.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net actuarial losses, prior service costs and transition obligations related to People’s United Financial’s pension and other postretirement benefit plans, and net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the nine months ended September 30, 2007 and 2006 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s period-end stockholders’ equity on an after-tax basis, are as follows:

(in millions)	September 30, 2007	December 31, 2006
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(41.7)	$(44.1)
Net unrealized gain (loss) on derivatives accounted for as cash flow hedges	0.2	(4.0)
Net unrealized gain on securities available for sale	0.1	0.1

Total accumulated other comprehensive loss	$(41.4)	$(48.0)

Other comprehensive income, net of tax, totaled $6.6 million for the nine months ended September 30, 2007. The change in total accumulated other comprehensive loss from December 31, 2006 consisted of after-tax reductions of $4.2 million in the net unrealized gain (loss) on derivatives accounted for as cash flow hedges and $2.4 million in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans.

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Income from continuing operations	$57.3	$16.9	$103.5	$83.0
Income from discontinued operations	0.3	0.1	1.2	1.7
Net income	57.6	17.0	104.7	84.7

Average common shares outstanding for basic EPS	289.7	297.5	292.7	297.3
Effect of dilutive stock options and unvested stock awards	1.1	1.4	1.4	1.3

Average common and common-equivalent shares for dilutive EPS	290.8	298.9	294.1	298.6

Basic EPS:
Income from continuing operations	$0.20	$0.05	$0.36	$0.27
Income from discontinued operations	—	0.01	—	0.01
Net income	0.20	0.06	0.36	0.28
Diluted EPS:
Income from continuing operations	$0.20	$0.05	$0.36	$0.27
Income from discontinued operations	—	0.01	—	0.01
Net income	0.20	0.06	0.36	0.28

Approximately 10.2 million unallocated ESOP common shares have been excluded from the calculation of earnings per share for the three and nine months ended September 30, 2007.

In mid-October 2007, 7.0 million shares of People’s United Financial common stock were purchased in the open market for the purpose of using these shares to grant restricted stock awards pursuant to the 2007 Recognition and Retention Plan (the “Plan”). Awards encompassing approximately 3.3 million of these shares were made pursuant to the Plan on October 25, 2007. Shares held by the Plan that have not been made the subject of awards will be accounted for as treasury shares, and will therefore be excluded from the earnings per share calculation.

Based on the number of shares of People’s United Financial common stock outstanding on October 31, 2007, and assuming no additional grants are made pursuant to the Plan, and no significant change in the number of shares outstanding due to the exercise of stock options or cancellation of stock awards previously granted under all equity-based plans, and assuming no significant change to the number of dilutive stock options and unvested stock awards outstanding, the average common and common-equivalent shares used in the calculation of diluted earnings per share is expected to be approximately 287 million for the fourth quarter of this year.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $101.5 million at both September 30, 2007 and December 31, 2006. At September 30, 2007, goodwill was allocated to the Consumer Financial Services and Commercial Banking segments in the amounts of $96.8 million and $4.7 million, respectively.

People’s United Financial’s other acquisition-related intangible assets totaled $2.7 million and $3.5 million; gross carrying amounts totaled $28.1 million and $28.1 million; and accumulated amortization totaled $25.4 million and $24.6 million, each at September 30, 2007 and December 31, 2006, respectively. Amortization expense of other acquisition-related intangible assets totaled $0.8 million for both the nine months ended September 30, 2007 and 2006. The estimated aggregate amortization expense for the full-year of 2007 and each of the next three years for other acquisition-related intangible assets is as follows: $1.1 million in 2007; $1.0 million in 2008 and 2009; and $0.4 million in 2010. This estimate does not include the potential impact of additional amortization expense that may result from the pending acquisition of the Chittenden Corporation (see note 12).

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and therefore, have not been reflected in the consolidated financial statements. In addition, in the normal course of business, there are various outstanding legal proceedings to which People’s United Financial is a party. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial does not expect its financial condition to be affected materially as a result of the outcome of such commitments, contingent liabilities and legal proceedings.

NOTE 9. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 21 for segment information for the three and nine months ended September 30, 2007 and 2006.

NOTE 10. DISCONTINUED OPERATIONS

On March 5, 2004, People’s United Bank completed the sale of its credit card business. People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business in 2004. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income for periods subsequent to the sale. Recoveries, net of collection costs, totaled $0.5 million and $1.9 million for the three and nine months ended September 30, 2007, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2006, respectively.

NOTE 11. NEW ACCOUNTING STANDARDS

People’s United Financial adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. As of the date of adoption, People’s United Financial’s unrecognized income tax benefits totaled $1.0 million, which if recognized would minimally affect its annualized income tax rate. Additionally, People’s United Financial had accrued interest expense related to the unrecognized income tax benefits of $0.1 million. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits in interest expense in the Consolidated Statement of Income. Penalties, if incurred, would be recognized as a component of income tax expense.

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial does not have any foreign operations and therefore is not subject to income taxes in any foreign jurisdictions.

People’s United Financial is no longer subject to either federal or state income tax examinations through 2003. The Internal Revenue Service (“IRS”) commenced examinations of People’s United Bank’s U.S. Federal income tax returns for the years ended December 31, 2004 and 2005 during the fourth quarter of 2006. People’s United Financial anticipates that the IRS will complete this examination by the end of the first quarter of 2008. To date, the IRS has not proposed any adjustments that would have a material impact on People’s United Financial’s Consolidated Financial Statements.

People’s United Financial does not anticipate that total unrecognized income tax benefits will change significantly due to the outcome of IRS audits and the expiration of statutes of limitations prior to March 31, 2008.

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

NOTE 12. PENDING ACQUISITION

On June 27, 2007, People’s United Financial announced it had signed a definitive agreement to acquire Chittenden Corporation, a multi-bank holding company with headquarters in Burlington, Vermont. At September 30, 2007, Chittenden Corporation had total assets of $6.9 billion, total loans of $5.2 billion and total deposits of $5.8 billion. Under the terms of the merger agreement, each share of Chittenden Corporation common stock will be converted into the right to receive either People’s United Financial common stock, cash or a combination of both, with a total transaction value of approximately $1.8 billion as of September 30, 2007. The transaction, which is expected to close early in the first quarter of 2008, is subject to the approval of Chittenden Corporation’s shareholders (a special meeting is scheduled for November 28, 2007) and the receipt of various regulatory approvals.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Consolidated Financial Data

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Operating Data:
Net interest income	$134.3	$132.0	$96.2	$361.6	$286.3
Provision for loan losses	2.5	1.8	4.1	5.1	2.0
Fee-based revenues	38.7	38.5	38.2	115.0	113.5
Net security gains (losses)	5.5	—	(23.2)	5.5	(27.2)
All other non-interest income	6.0	7.0	5.5	18.8	15.8
Non-interest expense (1)	95.5	155.7	87.1	339.3	261.3
Income from continuing operations	57.3	13.1	16.9	103.5	83.0
Income from discontinued operations	0.3	0.4	0.1	1.2	1.7
Net income	57.6	13.5	17.0	104.7	84.7

Selected Statistical Data:
Net interest margin (2)	4.28%	4.23%	3.89%	4.16%	3.83%
Return on average assets (2)	1.70	0.40	0.63	1.12	1.04
Return on average stockholders’ equity (2)	5.1	1.4	5.1	4.2	8.6
Efficiency ratio	52.8	53.3	61.5	55.7	61.9

Per Common Share Data: (3)
Basic earnings per share	$0.20	$0.05	$0.06	$0.36	$0.28
Diluted earnings per share	0.20	0.05	0.06	0.36	0.28
Dividends paid per share	0.13	0.13	0.12	0.38	0.34
Dividend payout ratio	67.2%	286.4%	91.0%	88.7%	52.5%
Book value (end of period)	$15.60	$15.50	$4.53	$15.60	$4.53
Tangible book value (end of period)	15.24	15.14	4.17	15.24	4.17
Stock price:
High	18.62	21.38	19.60	22.81	19.60
Low	14.78	17.56	15.19	14.78	14.29
Close (end of period)	17.28	17.73	18.86	17.28	18.86

(1)	Includes a $60.0 million contribution to The People’s United Community Foundation for the three months ended June 30, 2007 and the nine months ended September 30, 2007.

(2)	Annualized.

(3)	Common share data has been adjusted (except dividend payout ratio) to reflect the exchange of shares of People’s United Bank common stock for 2.1 shares of People’s United Financial, Inc. common stock upon completing the second-step conversion.

Selected Consolidated Financial Data – continued

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006
Financial Condition Data:
Total assets (1)	$13,551	$13,822	$11,602	$10,687	$10,612
Loans	8,936	9,046	9,310	9,372	9,185
Securities, net	66	70	73	77	202
Allowance for loan losses	74	73	74	74	74
Deposits	8,782	9,091	9,968	9,083	8,979
Core deposits	8,728	9,054	9,281	9,040	8,932
Borrowings	—	—	8	4	14
Purchased funds	54	37	52	47	61
Subordinated notes	65	65	65	65	109
Stockholders’ equity (1)	4,534	4,504	1,359	1,340	1,351
Non-performing assets	26	18	19	23	23
Net loan charge-offs	1.5	3.7	0.4	1.4	4.1

Average Balances:
Loans	$8,935	$9,169	$9,305	$9,247	$9,083
Short-term investments (1)	3,536	3,236	305	173	137
Securities	69	70	74	166	669
Earning assets (1)	12,540	12,475	9,684	9,586	9,889
Total assets (1)	13,516	13,399	10,601	10,553	10,778
Deposits	8,781	9,195	9,022	8,923	8,897
Funding liabilities	8,846	9,268	9,094	9,030	9,275
Stockholders’ equity (1)	4,507	3,975	1,338	1,355	1,331

Ratios:
Net loan charge-offs to average loans (annualized)	0.07%	0.16%	0.01%	0.06%	0.18%
Non-performing assets to total loans, real estate owned and repossessed assets	0.29	0.20	0.21	0.24	0.25
Allowance for loan losses to non-performing loans	318.2	404.8	389.4	327.9	354.9
Allowance for loan losses to total loans	0.82	0.80	0.80	0.79	0.81
Average stockholders’ equity to average total assets (1)	33.3	29.7	12.6	12.8	12.3
Stockholders’ equity to total assets (1)	33.5	32.6	11.7	12.5	12.7
Tangible stockholders’ equity to total tangible assets (1)	32.9	32.1	10.9	11.7	11.9
Leverage capital	25.0	24.3	11.2	12.0	11.8
Tier 1 risk-based capital	34.0	33.9	14.7	14.8	14.7
Total risk-based capital	35.3	35.1	16.0	16.1	16.2

(1)	The increases from March 31, 2007 primarily reflect net proceeds of $3.3 billion from the sale of 172.2 million shares of People’s United Financial, Inc. common stock in connection with the second-step conversion completed on April 16, 2007.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as core deposits, purchased funds and the efficiency ratio. Management believes such non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitate comparisons with the performance of other banks and thrifts.

Management utilizes core deposits and purchased funds as non-GAAP financial measures to supplement its analysis of People’s United Financial’s business performance. Core deposits is a measure of stable funding sources and is defined as total deposits, other than municipal deposits (which are seasonally variable by nature) and escrow funds from People’s United Financial’s stock offering. Purchased funds include borrowings and municipal deposits.

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of People’s United Financial’s operating performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

The following tables provide reconciliations between GAAP and non-GAAP financial measures:

As of (in millions)	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006
Deposits	$8,782	$9,091	$9,968	$9,083	$8,979
Less:
Municipal deposits	54	37	44	43	47
Escrow funds from stock offering	—	—	643	—	—

Core deposits	$8,728	$9,054	$9,281	$9,040	$8,932

As of (in millions)	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006
Borrowings	$—	$—	$8	$4	$14
Plus:
Municipal deposits	54	37	44	43	47

Purchased funds	$54	$37	$52	$47	$61

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

	Three months ended			Nine months ended
(dollars in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Total non-interest expense	$95.5	$155.7	$87.1	$339.3	$261.3
Less:
Contribution to The People’s United Community Foundation	—	60.0	—	60.0	—
Amortization of other acquisition-related intangibles	0.3	0.3	0.2	0.8	0.8
Loss on sale of reverse repurchase agreements	—	—	0.3	—	0.3
Severance-related charges	—	—	—	—	1.2
RC Knox settlement	—	—	—	—	0.9
Other	0.1	—	0.2	0.3	0.3

Total	$95.1	$95.4	$86.4	$278.2	$257.8

Net interest income (1)	$134.3	$132.0	$96.2	$361.6	$286.3
Total non-interest income	50.2	45.5	20.5	139.3	102.1
Add:
BOLI FTE adjustment (1)	1.3	1.4	1.1	4.0	3.2
Net security losses	—	—	23.2	—	27.2
Less:
Interest from completed IRS audit	—	—	—	—	0.6
MasterCard common stock redemption	—	—	—	—	0.7
Net security gains	5.5	—	—	5.5	—
Gain on asset sale	—	—	0.7	—	0.7

Total	$180.3	$178.9	$140.3	$499.4	$416.8

Efficiency ratio	52.8%	53.3%	61.5%	55.7%	61.9%

(1)	Fully taxable equivalent.

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

Financial Overview

People’s United Financial reported net income of $57.6 million, or $0.20 per diluted share, for the three months ended September 30, 2007, compared to $17.0 million, or $0.06 per diluted share, for the year-ago period. The prior year quarter’s results included an after-tax loss of $15.7 million, or $0.05 per diluted share, from the sale of securities. Net income totaled $104.7 million, or $0.36 per diluted share, compared to $84.7 million, or $0.28 per diluted share, for the nine months ended September 30, 2007 and 2006, respectively. Results for the nine months ended September 30, 2007 included a $60 million contribution to The People’s United Community Foundation (included in non-interest expense), which had the effect of reducing net income by $39.6 million, or $0.13 per diluted share. Results for the nine months ended September 30, 2006 included an after-tax loss of $18.2 million, or $0.06 per diluted share, from the sale of securities.

Net interest income increased $38.1 million, or 40%, from the year-ago quarter and the net interest margin improved 39 basis points to 4.28%. These improvements reflect the investment of $3.3 billion in net proceeds from the second-step conversion (completed on April 16, 2007) in short-term investments, as well as the benefits from balance sheet restructuring activities completed during 2006. Compared to the third quarter of 2006, average earning assets increased $2.7 billion, reflecting an increase of $3.4 billion in average short-term investments, partially offset by decreases of $600 million in average securities and $148 million in average loans. Average funding liabilities decreased $429 million compared to the third quarter of 2006, reflecting decreases of $117 million in average total deposits, $269 million in average borrowings and $43 million in average subordinated notes. The net interest margin increased 5 basis points compared to the second quarter of 2007.

Total non-interest income increased $29.7 million compared to the year-ago quarter. Included in total non-interest income are net security gains of $5.5 million and net security losses of $23.2 million in the third quarter of 2007 and 2006, respectively. Non-interest expense increased $8.4 million, or 10%, compared to the third quarter of 2006, reflecting increases in compensation and benefits, occupancy and equipment, professional and outside service fees and other non-interest expense, including costs of approximately $1 million related to the rebranding of the Bank. The efficiency ratio improved to 52.8% in the third quarter of 2007 compared to 61.5% in the year-ago period.

The provision for loan losses in the third quarter of 2007 was $2.5 million compared to $4.1 million in the year-ago period. The provision for loan losses in the third quarter of 2007 reflected net loan charge-offs of $1.5 million and a $1.0 million increase in the allowance for loan losses. The provision for loan losses in the third quarter of 2006 reflected net loan charge-offs of $4.1 million (including a $4.0 million charge-off relating to one commercial banking loan that was placed on non-accrual status in the second quarter of 2006). The allowance for loan losses as a percentage of total loans was 0.82% at September 30, 2007, compared to 0.81% at September 30, 2006. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.07% in the third quarter of 2007 compared to 0.18% in the year-ago quarter.

People’s United Financial’s total stockholders’ equity was $4.5 billion at September 30, 2007, a $3.2 billion increase from December 31, 2006, and as a percentage of total assets, stockholders’ equity was 33.5% at September 30, 2007, compared to 12.5% at December 31, 2006. The increases from December 31, 2006 reflect the net proceeds of $3.3 billion from the second-step conversion.

People’s United Bank’s total risk-based capital ratio was 35.3% at September 30, 2007, compared to 16.1% at December 31, 2006. The improvement from December 31, 2006 primarily reflects the $1.7 billion capital contribution from People’s United Financial with a portion of the net proceeds from the second-step conversion.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net interest income	$32.9	$32.7	$97.9	$96.6
Provision for loan losses	2.7	2.6	8.0	7.7
Non-interest income:
Fee-based revenues	4.6	4.3	13.8	12.1
Other non-interest income	2.1	1.3	5.9	3.3

Total non-interest income	6.7	5.6	19.7	15.4
Non-interest expense	22.6	19.6	65.7	57.9

Income before income tax expense	14.3	16.1	43.9	46.4
Income tax expense	5.0	5.7	15.4	16.3

Income from continuing operations	$9.3	$10.4	$28.5	$30.1

Average earning assets	$4,252.3	$3,949.7	$4,221.5	$3,864.3
Average liabilities	1,017.1	1,095.1	1,017.6	1,206.7
Period end assets	4,345.4	4,001.5	4,345.4	4,001.5

Commercial Banking income from continuing operations declined $1.1 million, or 11%, compared to the third quarter of 2006, reflecting an increase in non-interest expense, partially offset by increases in net interest income, fee-based revenues and other non-interest income. Net interest income increased $0.2 million, or 1%, reflecting a $303 million, or 8%, increase in average earning assets, essentially offset by narrower net spreads and a decline in commercial non-interest-bearing deposits. The $0.3 million increase in fee-based revenues reflects higher lending-related charges and fees. The increase in other non-interest income primarily reflects a $0.9 million increase in rental income on leased equipment. The $3.0 million, or 15%, increase in non-interest expense reflects increases in direct expenses, due to continued growth in this business and a $0.7 million increase in amortization expense for leased equipment, as well as allocated expenses primarily related to costs associated with ongoing infrastructure upgrades.

The increase in average earning assets compared to the third quarter of 2006 reflects increases of $205 million, or 29%, in PCLC loans and $109 million, or 8%, in commercial loans, partially offset by a decrease of $8 million, or less than 1%, in commercial real estate loans. Average commercial non-interest-bearing deposits totaled $885 million in the third quarter of 2007, a $53 million, or 6%, decrease compared to the year-ago quarter, reflecting the current interest rate environment.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net interest income	$61.9	$63.5	$186.9	$194.2
Provision for loan losses	0.8	0.8	2.4	2.3
Non-interest income:
Fee-based revenues	34.1	33.7	101.2	100.9
Net gains on sales of residential mortgage loans	0.8	0.5	2.4	1.5
Net security gains	0.1	0.2	0.1	0.2
Other non-interest income	0.5	1.3	1.7	2.7

Total non-interest income	35.5	35.7	105.4	105.3
Non-interest expense	70.8	64.7	208.2	196.5

Income before income tax expense	25.8	33.7	81.7	100.7
Income tax expense	9.1	11.9	28.8	35.6

Income from continuing operations	$16.7	$21.8	$52.9	$65.1

Average earning assets	$4,731.3	$5,179.5	$4,961.8	$5,024.4
Average liabilities	7,680.8	7,741.2	7,905.2	7,817.5
Period end assets	4,736.5	5,333.1	4,736.5	5,333.1

Consumer Financial Services income from continuing operations declined $5.1 million, or 23%, compared to the third quarter of 2006, reflecting an increase in non-interest expense and a decline in net interest income.

The $1.6 million decrease in net interest income reflects a reduction in residential mortgage loan net spread interest income, and a shift from wider net spread deposits to time deposits with narrower net spreads, partially offset by the widening net spread on money market accounts. In the third quarter of 2007, average earning assets decreased $448 million, or 9%, reflecting decreases of $403 million, or 11%, in average residential mortgage loans and $41 million, or 3%, in average home equity loans. The decrease in average residential mortgage loans reflects People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Bank resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer deposits totaled $7.7 billion in third quarter of 2007, a $60 million, or 1%, decrease compared to the third quarter of 2006.

Net gains on sales of residential mortgage loans increased $0.3 million, or 60%, in the third quarter of 2007, due to a 72% increase in residential mortgage loan sales volume compared to the third quarter of 2006, reflecting People’s United Bank’s decision to sell essentially all of its newly originated fixed- and adjustable-rate residential mortgage loans due to the low spreads on such loans in the current interest rate environment. The increase in non-interest expense reflects a $6.4 million increase in allocated expenses primarily due to the costs associated with ongoing infrastructure upgrades relating to deposit gathering activities.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net interest income	$(6.6)	$(6.9)	$(15.4)	$(21.1)
Fee-based revenues	—	0.2	—	0.4
Bank-owned life insurance	2.3	2.2	7.4	6.3
Net security losses	—	(23.4)	—	(27.4)
Other non-interest income	0.2	—	0.2	0.1
Non-interest expense	0.3	0.4	0.3	1.1

Loss before income tax benefit	(4.4)	(28.3)	(8.1)	(42.8)
Income tax benefit	(2.4)	(10.7)	(5.4)	(17.3)

Loss from continuing operations	$(2.0)	$(17.6)	$(2.7)	$(25.5)

Average earning assets	$3,556.5	$756.5	$2,393.5	$1,077.4
Average liabilities	82.7	360.1	79.3	277.1
Period end assets	3,793.1	546.1	3,793.1	546.1

The reduction in Treasury’s loss from continuing operations in the third quarter of 2007 compared to the 2006 period reflects a $0.3 million improvement in net interest income, a $0.1 million increase in bank-owned life insurance (“BOLI”) income, and $23.4 million in net security losses in the third quarter of 2006.

Average earning assets increased $2.8 billion from the year-ago quarter. Average short-term investments increased $3.4 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion, while average securities declined $600 million resulting from the sale of $835 million and $266 million of securities during the third and second quarters of 2006, respectively. The debt securities portfolio totaled $23 million at September 30, 2007, compared to $23 million at June 30, 2007 and $147 million at September 30, 2006.

Average short-term investments comprised 28% of average earning assets in the third quarter of 2007 compared to 1% in the year-ago quarter. Average securities comprised 1% of average earning assets in the third quarter of 2007 compared to 7% in the year-ago quarter.

Other includes the residual financial impact from the allocation of revenues and expenses, certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: revenue and expenses relating to the national consumer loan portfolio; certain nonrecurring items, including security gains of $5.4 million from the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in non-interest income for the three and nine months ended September 30, 2007) and the $60 million contribution to The People’s United Community Foundation (included in non-interest expense for the nine months ended September 30, 2007); and income from discontinued operations. Included in period-end assets are cash, national consumer loans, premises and equipment, and other assets. The increase in net interest income for the three and nine months ended September 30, 2007 reflects the FTP credit generated by the significant increase in excess capital from the second-step conversion.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net interest income	$46.1	$6.9	$92.2	$16.6
Provision for loan losses	(1.0)	0.7	(5.3)	(8.0)
Non-interest income	5.5	0.2	6.6	2.0
Non-interest expense	1.8	2.4	65.1	5.8

Income before income tax expense	50.8	4.0	39.0	20.8
Income tax expense	17.5	1.7	14.2	7.5

Income from continuing operations	33.3	2.3	24.8	13.3

Income from discontinued operations, net of tax	0.3	0.1	1.2	1.7

Net income	$33.6	$2.4	$26.0	$15.0

Average liabilities	$228.1	$251.0	$228.8	$249.0
Period end assets	675.5	731.4	675.5	731.4

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

In response to the disruptions in the capital markets caused by the sub-prime mortgage crisis and the potential for a contracting U.S. economy, the Federal Reserve Board decreased the targeted federal funds rate by 50 basis points in September 2007 and by an additional 25 basis points in October, bringing the rate to 4.50%. Given the asset sensitive position of the balance sheet, the net interest margin may compress approximately 3% to 5% in the fourth quarter of 2007.

Third Quarter 2007 Compared to Third Quarter 2006

The net interest margin improved 39 basis points to 4.28% compared to the third quarter of 2006. The increase in net interest margin reflects the investment of $3.3 billion in net proceeds from the second-step conversion in short-term investments, as well as the benefits from balance sheet restructuring activities completed during 2006. Net interest income increased $38.1 million, or 40%, reflecting a $40.0 million, or 27%, increase in total interest and dividend income, partially offset by a $1.9 million, or 4%, increase in total interest expense.

Average earning assets totaled $12.5 billion in the third quarter of 2007, a $2.7 billion, or 27%, increase from the third quarter of 2006, while the asset mix continued to shift. Average short-term investments increased $3.4 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion; average loans decreased $148 million, or 2%; and average securities declined $600 million, reflecting the sale of $810 million and $266 million of debt securities during the third and second quarters of 2006, respectively. As a result, average loans, average securities and average short-term investments comprised 71%, 1% and 28%, respectively, of average earning assets in the third quarter of 2007, compared to 92%, 7% and 1%, respectively, in the 2006 period. The yield earned on the total loan portfolio was 6.35% this quarter, while the yield earned on securities and short-term investments was 5.29%, compared to 6.21% and 4.22%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 30% of the loan portfolio has floating interest rates compared to 29% in the year-ago quarter.

The total average commercial banking loan portfolio increased $306 million, or 8%, reflecting increases of $205 million, or 29%, in PCLC loans and $109 million, or 8%, in commercial loans, partially offset by a decrease of $8 million, or less than 1%, in commercial real estate loans. Included in average commercial loans and average commercial real estate loans were increases of $78 million, or 24%, and $66 million, or 30%, in the respective national credits portfolios.

Average residential mortgage loans decreased $403 million, or 11%, and average home equity loans decreased $41 million, or 3%. The decrease in average residential mortgage loans reflects People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Bank resumes adding such loans to its portfolio to an extent that more than offsets repayments. The decline in average home equity loans follows a nationwide pattern.

Average funding liabilities totaled $8.8 billion in the third quarter of 2007, a $429 million, or 5%, decrease compared to the year-ago quarter. Average core deposits decreased $117 million, or 1%, reflective of People’s United Financial’s recent strategy of funding loan growth with proceeds from the repayment of securities. Average core deposits comprised 99% of average funding liabilities in the third quarter of 2007 compared to 96% in the year-ago period. Average non-interest-bearing core deposits decreased $38 million, or 2%, and average interest-bearing core deposits decreased $79 million, or 1% (see below).

The 20 basis point increase to 2.49% from 2.29% in the rate paid on average funding liabilities primarily reflects the increase in market interest rates and the ongoing shift in deposit mix. The rates paid on average core deposits increased 33 basis points from the third quarter of 2006, reflecting increases of 55 basis points in time deposits and 7 basis points in savings and money market deposits in response to rising deposit interest rates. The change in the mix of average interest-bearing core deposits reflects a $223 million, or 7%, increase in higher-paying time deposits, offset by a $302 million, or 9%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates. Average time deposits comprised 41% of average total deposits in the third quarter of 2007 compared to 38% in the 2006 period.

Third Quarter 2007 Compared to Second Quarter 2007

The net interest margin increased 5 basis points and net interest income increased $2.3 million compared to the second quarter of 2007. Total interest and dividend income increased $1.9 million and total interest expense decreased $0.4 million.

Average earning assets increased $65 million, or 2% annualized, reflecting a $300 million increase in average short-term investments, primarily due to the investment of the net proceeds from the second-step conversion for a full quarter, partially offset by decreases in average loans of $234 million, or 10% annualized, and average securities of $1 million. The decrease in average loans included decreases of: $232 million, or 25% annualized, in residential mortgage loans; $19 million, or 6% annualized, in home equity loans; $29 million, or 6% annualized, in commercial real estate loans, partially offset by increases of $25 million, or 7% annualized, in commercial loans and $21 million, or 9% annualized, in PCLC loans.

Average funding liabilities decreased $422 million, or 18% annualized, reflecting decreases of $250 million, or 11% annualized, in average core deposits and $164 million in average non-core deposits. The decrease in average non-core deposits reflects a $169 million decrease in average escrow funds related to the stock offering (none at June 30, 2007 and September 30, 2007).

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006, and the nine months ended September 30, 2007 and 2006. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis (1)

	September 30, 2007			June 30, 2007			September 30, 2006
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$2,157.6	$28.6	5.30%	$2,121.4	$28.1	5.30%	$120.5	$1.6	5.30%
Securities purchased under agreements to resell	1,378.8	18.1	5.25	1,115.0	14.7	5.29	16.9	0.2	5.03
Securities (2)	68.8	0.9	5.55	70.1	1.0	5.59	668.5	6.7	4.00
Loans:
Residential mortgage	3,434.7	44.6	5.20	3,666.5	47.1	5.14	3,838.3	47.7	4.98
Commercial	2,471.2	42.7	6.92	2,425.1	42.0	6.93	2,157.0	38.0	7.03
Commercial real estate	1,777.2	32.0	7.20	1,806.1	32.1	7.11	1,785.1	32.2	7.22
Consumer	1,251.8	22.5	7.17	1,271.2	22.5	7.08	1,302.5	23.0	7.08

Total loans	8,934.9	141.8	6.35	9,168.9	143.7	6.27	9,082.9	140.9	6.21

Total earning assets	$12,540.1	$189.4	6.04%	$12,475.4	$187.5	6.01%	$9,888.8	$149.4	6.04%

Funding liabilities:
Deposits:
Non-interest-bearing	$2,098.2	$—	—%	$2,171.6	$—	—%	$2,136.5	$—	—%
Savings, interest-bearing checking and money market	3,075.1	11.9	1.55	3,214.3	12.0	1.49	3,376.9	12.5	1.48
Time	3,590.3	41.5	4.62	3,627.9	41.4	4.57	3,367.7	34.3	4.07

Total core deposits	8,763.6	53.4	2.44	9,013.8	53.4	2.37	8,881.1	46.8	2.11
Non-core deposits (3)	17.3	0.1	3.07	181.3	0.4	0.82	16.4	0.3	8.28

Total deposits	8,780.9	53.5	2.44	9,195.1	53.8	2.34	8,897.5	47.1	2.12

Borrowings:
Federal funds purchased	—	—	—	7.7	0.1	5.17	147.0	2.0	5.37
FHLB advances	—	—	—	—	—	—	121.5	1.7	5.39

Total borrowings	—	—	—	7.7	0.1	5.17	268.5	3.7	5.38

Subordinated notes	65.3	1.6	10.15	65.3	1.6	10.15	108.7	2.4	9.03

Total funding liabilities	$8,846.2	$55.1	2.49%	$9,268.1	$55.5	2.40%	$9,274.7	$53.2	2.29%

Excess of earning assets over funding liabilities	$3,693.9			$3,207.3			$614.1

Net interest income/spread		$134.3	3.55%		$132.0	3.61%		$96.2	3.75%

Net interest margin			4.28%			4.23%			3.89%

(1)	Average yields earned and rates paid are annualized.

(2)	Average balances and yields for securities available for sale are based on amortized cost.

(3)	The average balance for the three months ended June 30, 2007 included $168.9 million in escrow funds related to People’s United Financial’s stock offering (none at June 30, 2007 and September 30, 2007).

Average Balance, Interest and Yield/Rate Analysis (1)

	September 30, 2007			September 30, 2006
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$1,534.8	$60.7	5.27%	$84.1	$3.1	4.87%
Securities purchased under agreements to resell	836.3	32.8	5.24	22.2	0.8	4.97
Securities (2)	70.9	3.0	5.62	1,018.7	27.8	3.64
Loans:
Residential mortgage	3,641.7	140.7	5.15	3,708.2	135.2	4.86
Commercial	2,420.4	125.3	6.90	2,104.6	107.3	6.80
Commercial real estate	1,797.0	95.9	7.11	1,755.9	92.5	7.02
Consumer	1,275.9	67.9	7.09	1,278.5	64.8	6.76

Total loans	9,135.0	429.8	6.27	8,847.2	399.8	6.03

Total earning assets	$11,577.0	$526.3	6.06%	$9,972.2	$431.5	5.77%

Funding liabilities:
Deposits:
Non-interest-bearing	$2,131.7	$—	—%	$2,187.4	$—	—%
Savings, interest-bearing checking and money market	3,157.0	35.7	1.51	3,549.8	36.8	1.38
Time	3,612.0	123.2	4.54	3,215.3	89.2	3.70

Total core deposits	8,900.7	158.9	2.38	8,952.5	126.0	1.88
Non-core deposits (3)	97.8	0.7	0.99	49.4	2.0	5.53

Total deposits	8,998.5	159.6	2.36	9,001.9	128.0	1.90

Borrowings:
Federal funds purchased	4.4	0.2	5.19	207.2	7.4	4.76
FHLB advances	0.2	—	5.02	63.2	2.4	5.13

Total borrowings	4.6	0.2	5.19	270.4	9.8	4.84

Subordinated notes	65.3	4.9	10.15	108.7	7.4	9.04

Total funding liabilities	$9,068.4	$164.7	2.42%	$9,381.0	$145.2	2.06%

Excess of earning assets over funding liabilities	$2,508.6			$591.2

Net interest income/spread		$361.6	3.64%		$286.3	3.71%

Net interest margin			4.16%			3.83%

(1)	Average yields earned and rates paid are annualized.

(2)	Average balances and yields for securities available for sale are based on amortized cost.

(3)	The average balance for the nine months ended September 30, 2007 includes $84.0 million in escrow funds related to People’s United Financial’s stock offering (none at September 30, 2007).

Changes in Net Interest Income

	Three Months Ended September 30, 2007 Compared To
	September 30, 2006 Increase (Decrease)			June 30, 2007 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$27.0	$—	$27.0	$0.5	$—	$0.5
Securities purchased under agreements to resell	17.9	—	17.9	3.5	(0.1)	3.4
Securities	(7.6)	1.8	(5.8)	—	(0.1)	(0.1)
Loans:
Residential mortgage	(5.2)	2.1	(3.1)	(3.0)	0.5	(2.5)
Commercial	5.4	(0.7)	4.7	0.8	(0.1)	0.7
Commercial real estate	(0.1)	(0.1)	(0.2)	(0.5)	0.4	(0.1)
Consumer	(0.9)	0.4	(0.5)	(0.3)	0.3	—

Total loans	(0.8)	1.7	0.9	(3.0)	1.1	(1.9)

Total change in interest and dividend income	36.5	3.5	40.0	1.0	0.9	1.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(1.2)	0.6	(0.6)	(0.5)	0.4	(0.1)
Time	2.4	4.8	7.2	(0.4)	0.5	0.1

Total core deposits	1.2	5.4	6.6	(0.9)	0.9	—
Non-core deposits	—	(0.2)	(0.2)	(0.6)	0.3	(0.3)

Total deposits	1.2	5.2	6.4	(1.5)	1.2	(0.3)

Borrowings:
FHLB advances	(1.7)	—	(1.7)	—	—	—
Federal funds purchased	(2.0)	—	(2.0)	(0.1)	—	(0.1)

Total borrowings	(3.7)	—	(3.7)	(0.1)	—	(0.1)

Subordinated notes	(1.1)	0.3	(0.8)	—	—	—

Total change in interest expense	(3.6)	5.5	1.9	(1.6)	1.2	(0.4)

Change in net interest income	$40.1	$(2.0)	$38.1	$2.6	$(0.3)	$2.3

Changes in Net Interest Income

	Nine Months Ended September 30, 2007 Compared To September 30, 2006 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$57.4	$0.2	$57.6
Securities purchased under agreements to resell	32.0	—	32.0
Securities	(34.7)	9.9	(24.8)
Loans:
Residential mortgage	(2.5)	8.0	5.5
Commercial	16.3	1.7	18.0
Commercial real estate	2.2	1.2	3.4
Consumer	(0.1)	3.2	3.1

Total loans	15.9	14.1	30.0

Total change in interest and dividend income	70.6	24.2	94.8

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(4.3)	3.2	(1.1)
Time	11.9	22.1	34.0

Total core deposits	7.6	25.3	32.9
Non-core deposits	1.1	(2.4)	(1.3)

Total deposits	8.7	22.9	31.6

Borrowings:
FHLB advances	(2.4)	—	(2.4)
Federal funds purchased	(7.8)	0.6	(7.2)

Total borrowings	(10.2)	0.6	(9.6)

Subordinated notes	(3.2)	0.7	(2.5)

Total change in interest expense	(4.7)	24.2	19.5

Change in net interest income	$75.3	$—	$75.3

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Fee-based revenues:
Service charges on deposit accounts	$19.4	$19.5	$20.1	$56.9	$58.4
Insurance revenue	7.1	6.2	6.6	20.6	20.2
Brokerage commissions	3.2	3.6	2.9	10.2	9.2
Other fee-based revenues:
Other banking service charges and fees	4.3	4.2	4.0	12.6	11.9
Investment management fees	3.0	3.0	2.7	8.9	8.1
Other fees	1.7	2.0	1.9	5.8	5.7

Total other fee-based revenues	9.0	9.2	8.6	27.3	25.7

Total fee-based revenues	38.7	38.5	38.2	115.0	113.5

Net security gains (losses):
Debt securities held for sale	—	—	(23.4)	—	(27.4)
Trading account securities	0.1	—	0.1	0.1	0.1
Equity securities available for sale	5.4	—	0.1	5.4	0.1

Total net security gains (losses)	5.5	—	(23.2)	5.5	(27.2)

Bank-owned life insurance	2.3	2.7	2.2	7.4	6.3
Net gains on sales of residential mortgage loans	0.8	0.9	0.5	2.4	1.5
Other non-interest income	2.9	3.4	2.8	9.0	8.0

Total non-interest income	$50.2	$45.5	$20.5	$139.3	$102.1

Total non-interest income increased $29.7 million, or 145%, compared to the third quarter of 2006 and $4.7 million, or 10%, from the second quarter of 2007. Included in total non-interest income are net security gains of $5.5 million and net security losses of $23.2 million in the third quarter of 2007 and 2006, respectively.

Revenues from service charges on deposit accounts for the third quarter of 2007 decreased $0.7 million, or 3%, compared to the year-ago quarter, and $0.1 million, or 1%, from the second quarter of 2007. The decreases reflect changes in consumer behavior related to overdrafts, and more customers qualifying for free ATM network transactions and free checking.

Comparing the third quarter of 2007 to the third quarter of 2006, the $0.5 million increase in insurance revenue primarily reflects increased performance and profit sharing revenues due to changes in insurance company incentive programs, partially offset by lower commission revenues. The $0.9 million increase in insurance revenue compared to the second quarter of 2007 primarily reflects the seasonal nature of renewals.

The $0.3 million increase in brokerage commission compared to the third quarter of 2006 reflects an increase in trading due to greater market volatility. The $0.4 million increase in other fee-based revenues compared to the third quarter of 2006 reflects an increase in trust fees, partially offset by a decrease in commercial loan prepayment penalties.

Securities gains in the current quarter represent the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock. Net gains on sales of residential mortgage loans increased $0.3 million compared to the third quarter of 2006 reflecting People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgages in the current interest rate environment. Residential mortgage sales volume increased 72% compared to the third quarter of 2006.

BOLI income totaled $2.3 million ($3.6 million on a taxable-equivalent basis) in the third quarter of 2007, compared to $2.2 million ($3.3 million on a taxable-equivalent basis) for the year-ago quarter, and $2.7 million for the second quarter of 2007 ($4.1 million on a taxable-equivalent basis). BOLI income in the second quarter of 2007 included a death benefit of $0.6 million.

The $0.5 million decrease in other non-interest income compared to the second quarter of 2007 reflects the receipt of $0.5 million of interest related to the completion of federal tax audits recorded in the second quarter of 2007.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Compensation and benefits	$53.1	$54.9	$51.3	$159.3	$153.5
Occupancy and equipment	17.3	16.2	15.6	50.0	46.8
Contribution to The People’s United Community Foundation	—	60.0	—	60.0	—
Professional and outside service fees	7.4	6.7	5.8	20.3	17.8
Advertising and promotion	3.1	3.5	2.4	9.0	8.0
Stationery, printing and postage	2.0	1.9	1.7	5.7	5.4
Amortization of other acquisition-related intangibles	0.3	0.3	0.2	0.8	0.8
Other non-interest expense	12.3	12.2	10.1	34.2	29.0

Total non-interest expense	$95.5	$155.7	$87.1	$339.3	$261.3

Efficiency ratio	52.8%	53.3%	61.5%	55.7%	61.9%

Total non-interest expense in the third quarter of 2007 increased $8.4 million, or 10%, compared to the third quarter of 2006 and decreased $0.2 million, or less than 1%, compared to the second quarter of 2007, excluding the $60 million contribution to The People’s United Community Foundation from the second quarter of 2007.

The efficiency ratio improved to 52.8% in the third quarter of 2007, compared to 61.5% in the year-ago quarter, reflecting a $40.0 million, or 29%, increase in operating revenue, partially offset by an $8.7 million, or 10%, increase in operating expenses. The increase in operating revenue reflects the increase in net interest income due to the investment of the net proceeds from the second-step conversion.

Compensation and benefits increased $1.8 million, or 4%, compared to the year-ago quarter, and decreased $1.8 million, or 3%, compared to the second quarter of 2007. The year-over-year increase primarily reflects $2.0 million of amortization expense related to the newly established ESOP, normal merit increases and higher accruals for incentive compensation, partially offset by lower pension expenses. The decrease from the second quarter of 2007 reflects lower ESOP amortization expense due to the decline in People’s United Financial’s stock price during the third quarter, lower payroll taxes and lower health care expenses. Based on the grants of restricted stock and stock options made on October 25, 2007 pursuant to People’s United Financial’s 2007 Recognition and Retention Plan and 2007 Stock Option Plan, additional compensation expense of approximately $2.5 million will be recognized in the fourth quarter of 2007.

Occupancy and equipment increased $1.7 million, or 11%, compared to the year-ago quarter, and $1.1 million, or 7%, compared to the second quarter of 2007. The increases primarily reflect higher rent-related expenses due to rate increases and additional branches.

Professional and outside service fees increased $1.6 million, or 28%, compared to the year-ago quarter, and $0.7 million, or 10%, compared to the second quarter of 2007. The increases primarily reflect higher costs for information technology-related projects.

Advertising and promotion increased $0.7 million, or 29%, compared to the third quarter of 2006, primarily due to costs associated with the rebranding of the Bank as a result of People’s Bank changing its name to People’s United Bank on June 6, 2007.

Other non-interest expense increased $2.2 million, or 22%, compared to the third quarter of 2006. The increases reflect higher insurance costs, increased amortization of equipment leased to commercial customers and regulatory assessment fees.

Discontinued Operations

Income from discontinued operations, net of income taxes, totaled $0.3 million for the third quarter of 2007, compared to $0.1 million for the year-ago quarter and $0.4 million for the second quarter of 2007.

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business in 2004. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income for periods subsequent to the sale. Recoveries, net of collection costs, totaled $0.5 million for the third quarter of 2007, compared to $1.0 million for the comparable period in 2006 and $0.7 million for the second quarter of 2007. The level of recoveries is expected to continue to decline over the remainder of 2007 due to the aging and diminishing pool of charged-off accounts.

FINANCIAL CONDITION

General

Total assets at September 30, 2007 were $13.6 billion, an increase of $2.9 billion, or 27%, from December 31, 2006, primarily due to a $3.3 billion increase in short-term investments, partially offset by a decrease of $436 million in total loans. The increase in short-term investments reflects the net proceeds from the second-step conversion completed on April 16, 2007.

At September 30, 2007, liabilities totaled $9.0 billion, a $331 million decrease from December 31, 2006, due to a $301 million decrease in total deposits and a $26 million decrease in other liabilities.

Total loans decreased $436 million from December 31, 2006 to September 30, 2007, reflecting decreases of $552 million in residential mortgage loans and $74 million in consumer loans, partially offset by increases of $154 million in commercial loans and $36 million in commercial real estate loans. The decrease in residential mortgage loans reflects People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans due to the low spreads on such loans in the current interest rate environment.

Non-performing assets totaled $26.2 million at September 30, 2007, a $3.5 million increase from year-end 2006. The allowance for loan losses decreased $0.5 million to $73.5 million at September 30, 2007 compared to December 31, 2006, primarily reflecting reductions in the allowance for loan losses allocated to the consumer loan portfolio and residential mortgage loan portfolio, partially offset by net additions allocated to the commercial banking loan portfolio. At September 30, 2007, the allowance for loan losses as a percent of total loans was 0.82% and as a percent of non-performing loans was 318%, compared to 0.79% and 328%, respectively, at December 31, 2006.

People’s United Financial’s total stockholders’ equity was $4.5 billion at September 30, 2007, a $3.2 billion increase from December 31, 2006, reflecting the net proceeds of $3.3 billion from the second-step conversion and net income of $104.7 million, partially offset by the purchase of common stock for the ESOP of $216.8 million and dividends paid of $92.9 million. As a percentage of total assets, stockholders’ equity was 33.5% at September 30, 2007, compared to 12.5% at December 31, 2006.

People’s United Bank’s leverage capital ratio, and tier 1 and total risk-based capital ratios were 25.0%, 34.0% and 35.3%, respectively, at September 30, 2007, compared to 12.0%, 14.8% and 16.1%, respectively, at December 31, 2006. The increases from year end primarily reflect the $1.7 billion capital contribution from People’s United Financial.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Balance at beginning of period	$72.5	$74.4	$74.0	$74.0	$75.0
Charge-offs	(2.0)	(4.6)	(4.7)	(7.4)	(7.3)
Recoveries	0.5	0.9	0.6	1.8	4.3

Net loan charge-offs	(1.5)	(3.7)	(4.1)	(5.6)	(3.0)
Provision for loan losses	2.5	1.8	4.1	5.1	2.0

Balance at end of period	$73.5	$72.5	$74.0	$73.5	$74.0

Allowance for loan losses as a percentage of total loans	0.82%	0.80%	0.81%	0.82%	0.81%
Allowance for loan losses as a percentage of non-performing loans	318.2	404.8	354.9	318.2	354.9

The provision for loan losses in the third quarter of 2007 reflected $1.5 million in net loan charge-offs and a $1.0 million increase in the allowance for loan losses. The provision for loan losses in the year-ago period reflected $4.1 million in net loan charge-offs, including a $4.0 million charge-off related to one commercial banking loan. The allowance for loan losses as a percentage of total loans was 0.82% at September 30, 2007 and 0.79% at December 31, 2006.

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
PCLC	$0.6	$0.4	$—	$1.1	$0.3
Consumer	0.5	0.2	0.3	1.0	1.2
Commercial	0.5	3.7	3.9	4.2	4.0
Residential mortgage	—	(0.6)	(0.1)	(0.6)	—
Commercial real estate	(0.1)	—	—	(0.1)	(2.5)

Total	$1.5	$3.7	$4.1	$5.6	$3.0

Net loan charge-offs in the third quarter of 2007 totaled $1.5 million compared to $4.1 million in the third quarter of 2006. Commercial loan net charge-offs in the third quarter of 2006 included the $4.0 million charge-off related to one commercial banking loan that was placed on non-accrual status in the second quarter of 2006.

Net loan charge-offs as a percentage of average total loans decreased 11 basis points in the third quarter of 2007 compared to the year-ago period, reflecting the $4.0 million charge-off in the year-ago period discussed above. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Loans

	Three Months Ended			Nine Months Ended
	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
PCLC	0.26%	0.19%	(0.02)%	0.17%	0.05%
Consumer	0.16	0.07	0.09	0.10	0.13
Commercial	0.13	0.95	1.12	0.36	0.38
Commercial real estate	(0.02)	—	—	(0.01)	(0.19)
Residential mortgage	—	(0.06)	(0.01)	(0.02)	—

Total portfolio	0.07%	0.16%	0.18%	0.08%	0.05%

Non-Performing Assets

(dollars in millions)	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006
Non-accrual loans:
Commercial	$7.2	$8.2	$11.3	$11.9	$3.0
Residential mortgage	7.2	4.2	5.0	6.7	7.8
Commercial real estate	3.5	0.1	0.1	0.2	6.6
PCLC	3.0	3.9	1.4	2.1	2.1
Consumer	2.2	1.5	1.3	1.7	1.3

Total non-accrual loans	23.1	17.9	19.1	22.6	20.8
Real estate owned (“REO”) and repossessed assets, net	3.1	0.5	0.3	0.1	2.1

Total non-performing assets	$26.2	$18.4	$19.4	$22.7	$22.9

Non-performing loans as a percentage of total loans	0.26%	0.20%	0.21%	0.24%	0.23%
Non-performing assets as a percentage of total loans, REO and repossessed assets	0.29	0.20	0.21	0.24	0.25
Non-performing assets as a percentage of stockholders’ equity and allowance for loan losses	0.57	0.40	1.35	1.61	1.61

Total non-performing assets increased $3.5 million from December 31, 2006 and were 0.29% of total loans, REO and repossessed assets at September 30, 2007. Increases in non-performing commercial real estate loans of $3.3 million, repossessed assets of $2.8 million, non-performing PCLC loans of $0.9 million and non-performing residential mortgage loans of $0.5 million, were partially offset by a decrease of $4.7 million in non-performing commercial loans. The decrease in non-performing commercial loans primarily reflects a $3.6 million charge-off related to one loan that had been classified as non-performing since December 2006.

Total non-performing assets increased $7.8 million from June 30, 2007. The increase in non-performing commercial real estate loans reflects one loan totaling $3.4 million that was classified as non-performing this quarter. The increase in non-performing residential mortgage loans includes one loan totaling $2.0 million that was subsequently cured. The increase in REO and repossessed assets primarily reflects the repossession of a printing press and ancillary equipment from one borrower.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets.

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses People’s United Financial’s and People’s United Bank’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. People’s United Financial’s, as well as People’s United Bank’s, liquidity positions are monitored daily by management. Therefore, the Asset and Liability Management Committee (“ALCO”) of People’s United Bank has been authorized by the Board of Directors of People’s United Financial to set guidelines to ensure maintenance of prudent levels of liquidity for People’s United Financial as well as for People’s United Bank. ALCO reports to the Treasury and Finance Committee of the Board of Directors of People’s United Bank.

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows, on page 4, present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2007, People’s United Financial’s liquid assets included $1.4 billion in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $2.4 billion in cash and cash equivalents, $23 million in trading account securities and $42 million in debt securities available for sale. Securities available for sale with a total fair value of $22 million at September 30, 2007 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain core deposits and purchased funds at cost-effective rates that are diversified with respect to markets and maturities. Core deposits, which are considered the most stable source of liability liquidity, totaled $8.7 billion at September 30, 2007 compared to $9.0 billion at December 31, 2006 (representing 65% and 86% of total funding at the respective dates). While core deposits declined $312 million, or 3%, since year end, the change in the relative percentage mix of total funding is primarily due to the substantial increase in stockholders’ equity with the net proceeds from the second-step conversion. Purchased funds can be used from time to time to diversify People’s United Financial’s funding mix and to support asset growth. Purchased funds totaled $54 million at September 30, 2007 compared to $47 million at December 31, 2006 (representing 0.4% and 0.5% of total funding at the respective dates).

People’s United Bank’s current sources of purchased funds include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, municipal deposits and repurchase agreements. At September 30, 2007, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $3.2 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion.

At September 30, 2007, People’s United Bank had outstanding commitments to originate loans totaling $704 million and approved, but unused, lines of credit extended to customers totaling $2.6 billion (including $1.5 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Capital

People’s United Financial’s total stockholders’ equity was $4.5 billion at September 30, 2007, a $3.2 billion increase compared to $1.3 billion at December 31, 2006. This increase primarily reflects the net proceeds of $3.3 billion from the second-step conversion, net income of $104.7 million, a common stock contribution with a fair value of $40 million to The People’s United Community Foundation, and a $6.6 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2006, partially offset by the purchase of common stock for the ESOP totaling $216.8 million and dividends paid of $92.9 million. The decrease in AOCL reflects after-tax reductions of $4.2 million in the net unrealized gain (loss) on derivatives accounted for as cash flow hedges and $2.4 million in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans. Stockholders’ equity equaled 33.5% of total assets at September 30, 2007 and 12.5% at December 31, 2006.

People’s United Bank’s tangible capital ratio was 25.0% at September 30, 2007, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”). People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2007 with ratios of 25.0% and 35.3%, respectively, compared to 12.0% and 16.1%, respectively, at December 31, 2006. The improvements from December 31, 2006 primarily reflect the $1.7 billion capital contribution from People’s United Financial with a portion of the net proceeds from the second-step conversion. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at September 30, 2007.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2007 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. People’s United Bank’s risk-weighted total assets, as defined, totaled $8.8 billion at September 30, 2007.

				OTS Requirements
As of September 30, 2007	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$3,012.3	(1)	25.0%	n/a	n/a	$180.9	1.5%
Leverage (core) capital	3,012.3	(1)	25.0	$603.1	5.0%	482.5	4.0
Total risk-based capital	3,121.6	(2)	35.3	884.7	10.0	707.7	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income relating to SFAS No. 158.

(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Bank’s Income at Risk over a one-year simulation period beginning September 30, 2007. Income at Risk for a 300 basis point decline in interest rates falls outside the internal guidelines as a result of People’s United Bank’s current decision to invest the capital contribution from People’s United Financial (in April 2007) in short-term investments.

Rate Change (basis points)	Percent Change in Income at Risk
+300	20.98%
+200	14.62
+100	7.89
-100	(6.47)
-200	(15.19)
-300	(24.34)

While the scenario where interest rates decline by 300 basis points results in an Income at Risk change falling outside of internal guidelines, management is comfortable due to the extreme flexibility inherent in People’s United Bank’s current investment posture, combined with the extremely low likelihood of occurrence of that scenario.

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

The following table shows the estimated percentage increase (decrease) in People’s United Bank’s MVE, assuming various shifts in interest rates.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(3.98)%
+200	(2.28)
+100	(0.95)
-100	0.16
-200	(1.20)
-300	(2.74)

Management believes People’s United Bank’s interest rate risk position at September 30, 2007 represents an acceptable level of risk. However, given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Bank’s models.

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

Derivative Financial Instruments

People’s United Bank uses derivative financial instruments, including interest rate swaps and interest rate floors, as components of its IRR management. People’s United Bank has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At September 30, 2007, each of People’s United Bank’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s United Bank’s credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $15.3 million at September 30, 2007 and $11.4 million at December 31, 2006. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

People’s United Bank is currently using interest rate floors and interest rate swaps to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate floors, which are accounted for as cash flow hedges, are used to partially manage People’s United Bank’s exposure to a decrease in interest income on certain floating-rate commercial loans resulting from declines in certain interest rates. Interest rate swaps, with a notional value of $6.7 million, or less than one-half of one percent of total assets at September 30, 2007, are used to match more closely the repricing of fewer than five commercial real estate loans and the short-term funding associated with these loans. Interest rate swaps are accounted for as fair value hedges.

The following table summarizes certain information concerning the derivative financial instruments utilized by People’s United Bank in its management of IRR and foreign currency risk.

As of and for the periods ended September 30, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$6.7	$12.6
Weighted average remaining term to maturity (in months)	40	68	1
Decrease in pre-tax income for the quarter	$(0.9)	$—	$—
Decrease in pre-tax income for the nine months	(2.2)	—	—
Fair value:
Recognized as an asset	15.7	—	—
Recognized as a liability	—	0.3	0.5

As of and for the periods ended September 30, 2006 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$9.3	$13.3
Weighted average remaining term to maturity (in months)	52	76	2
Decrease in pre-tax income for the quarter	$(0.2)	$—	$—
Decrease in pre-tax income for the nine months	(0.4)	—	—
Fair value:
Recognized as an asset	13.8	—	0.1
Recognized as a liability	—	0.2	—

Forward-Looking Statements

Periodic and other filings made by People’s United Financial with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may from time to time contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Report on Form 10-Q and Current Report on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United Financial or its representatives from time to time may also contain forward-looking statements.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; and (10) the successful integration of Chittenden Corporation. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 45 through 48 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2007, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (1) recorded, processed, summarized and reported as and when required; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2007, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of People’s United Financial during the period covered by this report.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

*10.9	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 7, 2007	By:	/s/ John A. Klein
John A. Klein Chairman, Chief Executive Officer and President

Date: November 7, 2007	By:	/s/ Philip R. Sherringham
Philip R. Sherringham Executive Vice President and Chief Financial Officer

Date: November 7, 2007	By:	/s/ Christina M. Bliven
Christina M. Bliven First Vice President, Acting Controller and Acting Chief Accounting Officer

INDEX TO EXHIBITS

Designation	Description

*10.9	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.