Form 10-K
period 2007-12-31
People's United Financial, Inc.
filed 2008-02-29
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $5,334,437,866.

As of February 11, 2008, there were 345,401,374 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2008, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2007 FORM 10-K

Part I

Item 1.	Business

General

People’s United Financial, Inc. (People’s United Financial) is a savings and loan holding company and is incorporated under the state laws of Delaware. People’s United Financial was formed for the purpose of effectuating the conversion of People’s Bank and People’s Mutual Holdings from the mutual holding company structure to the stock holding company structure. On April 16, 2007, People’s United Financial, People’s Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s Bank, with People’s Bank as the surviving entity, and People’s Bank became a wholly-owned subsidiary of People’s United Financial. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used to refer to the Bank both before and after the name change. People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut.

On January 1, 2008, People’s United Financial completed its acquisition of the Chittenden Corporation, a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The six banks in the Chittenden group of banks (each a “Subsidiary Bank” and together the “Subsidiary Banks”) will continue to do business under their existing names as subsidiaries of People’s United Bank: Chittenden Bank based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts. Each of the Subsidiary Banks became federally-chartered savings banks on January 1, 2008.

On a pro forma basis as of January 1, 2008, People’s United Financial had $21 billion in total assets and more than 300 branches in Connecticut, Massachusetts, New Hampshire, Vermont, Maine and New York. The acquisition of Chittenden will be accounted for as a purchase and accordingly, Chittenden’s results of operations will be included with People’s United Financial’s results of operations beginning in 2008. See Note 3 to the Consolidated Financial Statements on page F-17 for a further discussion of the acquisition of Chittenden. The discussion that follows primarily pertains to People’s United Financial as of December 31, 2007.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, a full range of financial services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within the state of Connecticut and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s United Bank provides specialized services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-bank subsidiaries, People’s United Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc.; equipment financing through People’s Capital and Leasing Corp. and other insurance services through R.C. Knox and Company, Inc.

This full range of financial services is delivered through a network of 79 traditional branches, 75 supermarket branches, seven limited-service branches, 23 investment and brokerage offices (22 of which are located within branch offices), five wealth management and trust offices, nine People’s Capital and Leasing offices, six commercial banking offices and over 250 ATMs. People’s United Bank’s distribution network also includes fully integrated online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

People’s United Bank’s operations are divided into two primary business segments that represent its core businesses, Commercial Banking and Consumer Financial Services. Commercial Banking consists principally of commercial and industrial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing, cash management, correspondent banking and municipal banking. Consumer Financial Services includes, as its principal business lines, consumer deposit gathering activities, residential mortgage lending and home equity and other consumer lending. In addition to trust services, this segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities and other insurance services provided through R.C. Knox. In addition, the Treasury area is responsible for managing People’s United Financial’s and People’s United Bank’s securities portfolio, short-term investments and wholesale funding activities.

Further discussion of People’s United Financial’s business and operations appears on pages 24 through 72.

Supervision and Regulation – People’s United Financial

General

Federal Holding Company Regulation

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, People’s United Financial is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulation, examination, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over People’s United Financial and its savings bank subsidiary. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Activities Restrictions Applicable to Savings and Loan Holding Companies. Under the Gramm-Leach-Bliley Act, the activities of all savings and loan holding companies formed after May 4, 1999, such as People’s United Financial, must be financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act. Accordingly, People’s United Financial’s activities are restricted to:

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

In addition, People’s United Financial cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including People’s United Financial, directly or indirectly, from acquiring:

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

Federal Securities Law

People’s United Financial’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. People’s United Financial is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

Delaware Corporation Law

People’s United Financial is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the state of Delaware. The rights of People’s United Financial’s stockholders are governed by the Delaware General Corporation Law.

Supervision and Regulation – People’s United Bank

General

People’s United Bank has been a federally chartered savings bank since August 18, 2006 when it converted from a Connecticut chartered savings bank. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. Under its charter, People’s United Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision as its chartering agency, and by the Federal Deposit Insurance Corporation as the deposit insurer. People’s United Bank files reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approval from the Office of Thrift Supervision prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Office of Thrift Supervision will conduct periodic examinations to assess People’s United Bank’s compliance with various regulatory requirements. The Office of Thrift Supervision has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on a savings bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or through legislation, could have a material adverse impact on People’s United Bank and its operations.

People’s United Bank’s brokerage subsidiary, People’s Securities, is regulated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority and state securities regulators. RC Knox is subject to regulation by applicable state insurance regulators.

Federally Chartered Savings Bank Regulation

Activity Powers. People’s United Bank derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision thereunder. Under these laws and regulations, federal savings banks, including People’s United Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

People’s United Bank may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for People’s United Bank, including certain real estate equity investments and securities and insurance brokerage activities. People’s United Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the Home Owners’ Loan Act); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. The Office of Thrift Supervision granted People’s United Bank a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary.

Capital Requirements. The Office of Thrift Supervision capital regulations require federally chartered savings banks to meet three minimum capital ratios:

•	Tangible Capital Ratio—A 1.5% tangible capital ratio, calculated as tangible capital to adjusted total assets.

•

Leverage (Core) Capital Ratio—A 4% leverage (core) capital ratio, calculated as core capital to adjusted total assets. The minimum leverage (core) capital ratio is reduced to 3% if the savings bank received the highest rating on its most recent safety and soundness examination.

•

Risk-Based Capital Ratio—An 8% total risk-based capital ratio, calculated as total capital to risk-weighted assets. For purposes of this calculation, total capital includes core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile. At December 31, 2007, People’s United Bank exceeded each of its capital requirements. See “Capital” on pages 68 through 70 for a further discussion regarding People’s United Bank’s capital requirements.

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

The Office of Thrift Supervision continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value. Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The Office of Thrift Supervision has also used this net portfolio value analysis as part of its evaluation of certain applications or notices submitted by savings banks. The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding net portfolio value analysis. The Office of Thrift Supervision has not imposed any such requirements on People’s United Bank.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under Office of Thrift Supervision regulations, generally, a federal savings bank is treated as well- capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the Office of Thrift Supervision to meet a specific capital level. As of December 31, 2007, People’s United Bank’s regulatory capital ratios exceeded the Office of Thrift Supervision’s numeric criteria for classification as a “well-capitalized” institution.

Insurance Activities. People’s United Bank is generally permitted to engage in certain insurance and annuity activities through its subsidiaries. However, federal banking laws prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity from an entity affiliated with the depository institution or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. Applicable regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

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

Deposit Insurance. The Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. People’s United Bank is a member of the Deposit Insurance Fund and pays its deposit insurance assessments to the Deposit Insurance Fund.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the Federal Deposit Insurance Corporation established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the Federal Deposit Insurance Corporation established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The Federal Deposit Insurance Corporation allows the use of credits for assessments previously paid, and People’s United Bank believes that it has credits that will offset certain assessments.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0114% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of People’s United Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of People’s United Bank People’s United Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as adopted by the Director of the Office of Thrift Supervision. Office of Thrift Supervision regulations regarding transactions with affiliates and insider transactions generally conform to Regulation W and Regulation O, respectively, issued by the Federal Reserve Board. Affiliated transactions provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers of People’s United Bank.

In addition, Section 11 of the Home Owners’ Loan Act prohibits a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and prohibits a savings bank from purchasing or investing in securities issued by an affiliate that is not a subsidiary. Office of Thrift Supervision regulations also includes certain specific exemptions from these prohibitions. The Federal Reserve Board and the Office of Thrift Supervision require each depository institution that is subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act to implement policies and procedures to ensure compliance with Regulation W and the Office of Thrift Supervision regulations regarding transactions with affiliates.

In addition to the insider transaction limitations of Sections 22(g) and 22(h) of the Federal Reserve Act, Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgage loans advanced by an insured depository institution, such as People’s United Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Privacy Standards. People’s United Bank is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require People’s United Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, People’s United Bank is required to provide its customers with the ability to “opt-out” of having People’s United Bank share their non-public personal information with unaffiliated third parties before the bank can disclose such information, subject to certain exceptions.

In addition to certain state laws governing protection of customer information, People’s United Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by the Office of Thrift Supervision regulations, any federally chartered savings bank, including People’s United Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. People’s United Bank has received an “outstanding” rating in its most recent Community Reinvestment Act examination performed by the Federal Deposit Insurance Corporation and the Connecticut Department of Banking in 2006. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the Community Reinvestment Act. People’s United Bank has no such agreements in place at this time.

Loans to One Borrower. Under the Home Owners’ Loan Act, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. People’s United Bank is in compliance with applicable loans to one borrower limitations.

Nontraditional Mortgage Products. The federal banking agencies recently published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. A significant portion of People’s United Bank’s adjustable-rate residential mortgage loans are alternative mortgage loans.

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

People’s United Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the Office of Thrift Supervision.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires federal savings banks to meet a Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. The Office of Thrift Supervision granted People’s United Bank an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter.

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

The Office of Thrift Supervision regulates all capital distributions by People’s United Bank directly or indirectly to its shareholder, including dividend payments. As the subsidiary of a savings and loan holding company, People’s United Bank currently must file a notice with the Office of Thrift Supervision at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then People’s United Bank must file an application to receive the approval of the Office of Thrift Supervision for a proposed capital distribution.

People’s United Bank may not pay dividends to its shareholder if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the Office of Thrift Supervision notified People’s United Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

Liquidity. People’s United Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with Office of Thrift Supervision regulations.

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

The Office of Thrift Supervision also assesses fees against savings and loan holding companies, such as People’s United Financial. The Office of Thrift Supervision semi-annual assessment for savings and loan holding companies includes a $3,000 base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Branching. Under Office of Thrift Supervision branching regulations, People’s United Bank is generally authorized to open branches within or beyond the State of Connecticut if People’s United Bank (1) continues to meet the requirements of a “highly-rated” federal savings bank, and (2) publishes public notice at least 35 days before opening a branch and no one opposes the branch. If a comment in opposition to a branch opening is filed and the Office of Thrift Supervision determines the comment to be relevant to the approval process standards, and to require action in response, the Office of Thrift Supervision may, among other things, require a branch application or elect to hold a meeting with People’s United Bank and the person who submitted the comment. Office of Thrift Supervision authority preempts any state law purporting to regulate branching by federal savings banks.

Anti-Money Laundering and Customer Identification. People’s United Bank is subject to Office of Thrift Supervision and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including savings banks like People’s United Bank.

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

Federal Home Loan Bank System. People’s United Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Bank provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All long-term advances are required to provide funds for residential home financing. The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances. People’s United Bank, as a member of the Federal Home Loan Bank of Boston, is currently required to purchase and hold shares of capital stock in the Federal Home Loan Bank of Boston in amount equal to 0.35% of People’s United Bank Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. People’s United Bank is in compliance with these requirements.

Federal Reserve System. Federal Reserve Board regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $7.8 million and $48.3 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction account balances in excess of $48.3 million. The first $7.8 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce People’s United Bank’s interest-earning assets.

Market Area and Competition

People’s United Bank’s primary market area is the state of Connecticut. However, substantially all of the equipment financing activities of People’s Capital and Leasing involve customers outside of Connecticut. People’s Capital and Leasing provides equipment financing for customers in 48 states. At December 31, 2007, approximately 2% of the People’s Capital and Leasing portfolio consisted of loans to Connecticut-based businesses, while approximately 42% were loans to customers located in Texas, California, Florida, Illinois and New York. In addition, People’s United Bank also participates in certain loans that aggregate $20 million or more and are shared by three or more supervised financial institutions. These loans are generally referred to as “shared national credits.” At December 31, 2007, approximately 93% of the shared national credits portfolio consisted of borrowers located outside of Connecticut, including approximately $346 million, or 47%, located in California, Florida and New York. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years. People’s United Bank competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions, and a variety of other institutional lenders and securities firms.

Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.6 million and a median household income of $68,430 as of June 30, 2007, ranking second in the United States and well above the U.S. median household income of $53,154, according to estimates from SNL Securities. The southern Connecticut market includes Fairfield, Middlesex, New Haven and New London Counties, while the northern Connecticut market includes Hartford, Litchfield, Tolland and Windham Counties. Fairfield County, where People’s United Bank is headquartered, is the wealthiest county in Connecticut, with a June 30, 2007 median household income of $84,825 according to estimates from SNL Securities.

Median household income has increased in all of the Connecticut counties since 2000, with Fairfield, Middlesex and Litchfield Counties recording the strongest growth in median household income. For the 2000 to 2007 period, Windham County had the lowest growth rate in median household income among the primary market area counties. Household income growth rates are generally projected to increase at comparable rates over the next five years as experienced during the 2000-2007 period.

The southern Connecticut market contains more than half of Connecticut’s population and a similar percentage of households. The southern Connecticut market also represents the greatest concentration of People’s United Bank’s retail operations. All of the Connecticut counties experienced increases in population and households from 2000 through 2007, with the strongest growth occurring in the less populated counties of

Tolland, Windham and Middlesex. Projected population and household growth rates for Connecticut are not expected to vary materially from recent historical trends. The southern Connecticut market is expected to remain a slower growth market because it is more densely populated with greater physical limitations to growth.

The principal basis of competition for deposits is the interest rate paid for those deposits and related fees, convenient access to services through traditional and non-traditional delivery alternatives and the quality of services to customers. The principal basis of competition for loans is through the interest rates and loan fees charged and by developing relationships based on the efficiency, convenience and quality of services provided to borrowers. Further competition has been created through the rapid acceleration of commerce conducted over the Internet. This has enabled institutions, including People’s United Bank, to compete in markets outside their traditional geographic boundaries.

Personnel

As of December 31, 2007, People’s United Bank had 2,416 full-time and 440 part-time employees.

Access to Information

As a public company, People’s United Financial is subject to the informational requirements of the Securities Exchange Act of 1934, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the Securities and Exchange Commission. Such reports, proxy and information statements and other information can be inspected and copied at prescribed rates at the public reference facilities maintained by the Securities and Exchange Commission at 100 F Street N.E., Mail Stop 5100, Washington, D.C. 20549 and are available on the Securities and Exchange Commission’s EDGAR database on the internet at www.sec.gov. People’s United Financial’s common stock is listed on the NASDAQ Global Select Market under the symbol “PBCT”.

Copies of many of these reports are also available through People’s United Financial’s website at www.peoples.com.

People’s United Financial currently provides website access to the following reports:

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

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

People’s United Financial makes most of its earnings based on the difference between interest it earns compared to interest it pays. This difference is called the “interest spread.” People’s United Financial earns interest on loans and to a much lesser extent on securities and short-term investments. These are called “interest-earning assets.” People’s United Financial pays interest on some forms of deposits and on funds it borrows from other sources. These are called “interest-bearing liabilities.”

People’s United Financial interest spread can change depending on when interest rates earned on interest-earning assets change, compared to when interest rates paid on interest-bearing liabilities change. Some rate changes occur while these assets or liabilities are still on People’s United Financial’s books. Other rate changes occur when these assets or liabilities mature and are replaced by new interest-earning assets or interest-bearing liabilities at different rates. It may be difficult to replace interest-earning assets quickly, since customers may not want to borrow money when interest rates are high, or People’s United Financial may not be able to make loans that meet its lending standards. People’s United Financial interest spread may also change based on the mix of interest-earning assets and interest-bearing liabilities.

People’s United Financial interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s United Financial will earn less on its interest-earning assets while it is still locked in to paying higher rates on its interest-bearing liabilities. On the other hand, if interest rates go up, People’s United Financial might have to pay more on its interest-bearing liabilities while it is still locked in to receiving lower rates on its interest-earning assets.

People’s United Financial manages this risk using many different techniques. If it is not successful in managing this risk, People’s United Financial will probably be less profitable.

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

We May Not Be Able to Successfully Implement Our Plans for Growth

During 2007, People’s United Financial opened one traditional branch and one Stop & Shop branch, both in Connecticut, and two traditional branches in Westchester County, New York. People’s United Financial plans to continue its branch expansion by opening traditional and Stop & Shop branches in Connecticut and traditional branches in New York. In addition, we will consider expansion opportunities such as the acquisition of branches and other financial institutions, although we do not have any current understandings, agreements or arrangements for expansion by the acquisition of any branches or other financial institutions. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, People’s United Financial may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in People’s United Financial opening branches in geographic markets in which it has no previous experience. Our ability to grow effectively in those markets will be dependent on our ability to identify and retain personnel familiar with the new markets. Any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. Our profitability may suffer if we do not continue to experience the type of growth that we have in the past, if we do not adequately and profitably implement our plans for growth or if we incur additional expenditures beyond current projections to support our growth.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Financial supermarket banking initiative, pursuant to which, as of December 31, 2007, People’s United Financial has established 75 full-service Stop & Shop branches that provide customers with the convenience of seven-day-a-week banking. At December 31, 2007, 47% of People’s United Financial branches were located in Stop & Shop supermarkets.

People’s United Financial currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut, in the form of a license agreement between The Stop & Shop Supermarket Company and People’s United Financial, which provides for the leasing of space to People’s United Financial within Stop & Shop supermarkets for branch use. Under the terms of the license agreement, People’s United Financial generally is required to open a branch in each new Connecticut Stop & Shop supermarket (up to a maximum of 120 supermarkets) that has either (1) a total square footage of greater than 45,000 square feet or (2) if less than 45,000 square feet in size, the store has projected customers of at least 15,000 per week. People’s United Financial has the exclusive right to branch in these supermarkets until 2012, provided that People’s United Financial does not default on its obligations under the licensing agreement. People’s United Financial has the option to extend the license agreement until 2022.

Stop & Shop is currently the leading grocery store in Connecticut, with nearly twice the market share of its closest competitor, according to Modern Grocer. The success of People’s United Financial supermarket branches is dependent, in part, on the success of the Stop & Shop supermarkets in which they are located. A drop in Stop & Shop’s market share, a decrease in the number of Stop & Shop locations or customers, or a decline in the overall quality of Stop & Shop supermarkets could result in decreased business for the Stop & Shop branches, in the form of fewer loan originations, lower deposit generation and fewer overall branch transactions, and could influence market perception of People’s United Financial Stop & Shop supermarket branches as convenient banking locations. Under the terms of the license agreement, People’s United Financial has the obligation to open branches in new Connecticut Stop & Shop locations through 2012, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished.

In addition, People’s United Financial may not be able to renew or renegotiate the license agreement with Stop & Shop beyond 2022. If renewal or renegotiation of the license agreement were unsuccessful, People’s would be forced to find new locations for and relocate the Stop & Shop branches, or to close those branches and transfer the affected customer accounts to other People’s United Financial branches, either of which would involve significant expense and the possible loss of customer relationships.

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

At December 31, 2007, approximately 72% of People’s United Financial’s loans by outstanding principal amount were to people and businesses located in the state of Connecticut, or involved property located here and all but two of its branches are located in Connecticut. How well we perform depends very much on the health of the Connecticut economy, and we expect that to remain true for the foreseeable future.

Last year, Connecticut residents, on average, earned more than the residents of any other state in the country. Our state unemployment rate for December 2007 was 5.0%, the same as the national rate. A very low unemployment rate usually means that businesses have a hard time finding qualified workers, and will have to pay them more if it can find them. Businesses that can not find workers or that have to pay higher wages might decide not to stay in Connecticut, or to send work outside the state. Someone deciding where to locate a new business or to expand an existing business might decide to go somewhere outside Connecticut.

If the general economic situation deteriorates, or there are negative trends in the stock market, the Connecticut economy could suffer more than the national economy. This would be especially likely in Fairfield County, where People’s United Financial has many of its branches and where many of its customers reside, because of the large number of Fairfield County residents who are professionals in the financial services industry.

People’s United Financial could experience losses in its real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in Connecticut. Even though Connecticut (especially Fairfield County) has some of the highest housing prices in the country, property values can decrease. This has happened before (as recently as the early 1990s), and can happen again.

In addition, our ability to continue to originate real estate loans may be impaired by adverse changes in the local and regional economic conditions in these real estate markets. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income for us than real estate loans.

During 2007, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally with some reports indicating that the national economy is bordering on a recession. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated during 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

The second half of 2007 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

In Response to Competitive Pressures, Our Costs Could Increase if We Were Required to Increase Our Service and Convenience Levels or Our Margins Could Decrease if We Were Required to Increase Deposit Rates or Lower Interest Rates on Loans

People’s United Financial faces significant competition for deposits and loans. In deciding where to deposit their money, many people look first at the interest rate they will earn. They also might think about whether the bank offers other kinds of services they might need and, if they have ever been a customer of the bank before, what their experience was like. People also like convenience, so the number of offices and banking hours may be important. Some people also think that on-line services are important.

People’s United Financial competes with other banks, credit unions, brokerage firms and money market funds for deposits. Some people may decide to buy bonds or similar kinds of investments issued by companies or by the U.S., state and local governments and agencies, instead of opening a deposit account.

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

People’s United Financial competes with other banks, credit unions, credit card issuers, finance companies, mortgage lenders and mortgage brokers for loans. Insurance companies also compete with People’s United Financial for some kinds of commercial loans.

Many of People’s United Financial’s competitors have branches in the same market area as it does. Some of them are much larger than it is. Connecticut, and especially Fairfield County, is an attractive banking market. Many locally-based banks have been acquired by large regional and national companies in the last several years. We expect this trend to continue. This means that there are not as many competitors in our market as there used to be, but the ones that are left are usually bigger and have more resources than the ones they acquired.

People’s United Financial also has competition from outside its own market area. A bank that does not have any branches in Connecticut can still have customers here by providing banking services on-line. It costs money to set up and maintain a branch system. Banks that do not spend as much money as People’s United Financial does on branches might be more profitable than it is, even if they pay higher interest on deposits and charge lower interest on loans.

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition

The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising People’s United Financial business can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

Changes in state and federal tax laws can make our business less profitable. Changes in the accounting rules we are required to follow may also make us less profitable. Changes in the government’s economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

The government agencies responsible for supervising our business can take drastic action if they think we are not conducting business safely or are too weak financially. They can force People’s United Financial to hold additional capital, pay higher deposit insurance premiums, stop paying dividends, stop making certain kinds of loans or stop offering certain kinds of deposits. If the agencies took any of these steps or other similar steps, it would probably make our business less profitable.

The Office of Thrift Supervision letter dated July 3, 2006 approving, among other things, People’s United Bank’s conversion from a Connecticut savings bank to a federal savings bank, granted People’s United Bank (1) a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary; and (2) an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter. The manner in which the Office of Thrift Supervision interprets or applies its phase-in period can also make it more expensive for us to do business, make our business less profitable and limit our strategic flexibility.

If People’s United Financial’s Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

People’s United Financial is exposed to the risk that customers will not be able to repay their loans. This risk is inherent in the lending business. There is also the risk that the customer’s collateral will not be sufficient to cover the balance of their loan, as underlying collateral values fluctuate with market changes. People’s United Financial records an allowance for loan losses to cover probable losses inherent in the existing loan portfolio. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to provision expense or to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

People’s United Financial maintains the allowance for loan losses at a level that it believes is adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: its historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and People’s Capital and Leasing Company loans, and the results of ongoing reviews of those ratings by its independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2007, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

People’s United Financial May Fail To Successfully Integrate Chittenden’s Operations and Realize All of the Anticipated Benefits of the Acquisition.

On January 1, 2008, People’s United Financial acquired the Chittenden Corporation and its six Subsidiary Banks. The ultimate success of the acquisition will depend, in part, on the ability of People’s United Financial to realize the anticipated benefits from combining the businesses of People’s United Financial and Chittenden. However, to realize these anticipated benefits, People’s United Financial must successfully combine the businesses of People’s United Financial and Chittenden. If People’s United Financial is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

People’s United Financial has not previously integrated an institution as large as Chittenden, and as a general matter has not been active as an acquirer of other financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on the combined company going forward.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United Financial’s corporate headquarters is located at Bridgeport Center, in Bridgeport, Connecticut. The Bridgeport Center building had a net book value of $66.9 million at December 31, 2007 and People’s United Financial occupies approximately 92% of the building; all other available office space has been leased to unrelated parties. At December 31, 2007, People’s United Financial also conducted banking operations from its eight financial centers, 71 traditional branches, 75 supermarket branches and seven limited-service branches. At December 31, 2007, People’s United Financial’s branch network is primarily concentrated in Fairfield County, where it had 64 offices. At December 31, 2007, People’s United Financial also had 34 offices in New Haven County, 33 offices in Hartford County, 11 offices in New London County, six offices in Litchfield County, five offices in Tolland County, four offices in Middlesex County, two offices in Windham County and two offices in Westchester County, New York. At December 31, 2007, People’s United Financial owned 12 of its banking offices, which had an aggregate net book value of $10.5 million. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears on page F-46.

In addition to branch offices, People’s United Financial owned seven other banking facilities with an aggregate net book value of $10.9 million at December 31, 2007. These facilities are used for a variety of purposes. On February 22, 2008, People’s United Financial announced that certain of these other facilities, all located in Bridgeport, Connecticut with an aggregate net book value of $8 million, are for sale.

Item 3.	Legal Proceedings

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, the financial condition or results of operations of People’s United Financial will not be affected materially as a result of the outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) People’s United Financial held its Annual Meeting of Shareholders (the “Annual Meeting”) on October 18, 2007.

(b) Not applicable.

(c) Shareholders voted on the following matters at the Annual Meeting:

1. Election of two directors. The results of the election of the two nominees for director are indicated below. There were 300,882,967 shares of common stock entitled to vote at the Annual Meeting, of which 261,540,085 shares were present in person or by proxy.

Nominee	Votes For	Votes Withheld
Janet M. Hansen	256,281,821	5,258,264
Jeremiah J. Lowney, Jr.	256,174,545	5,365,540

There were no abstentions or broker non-votes with respect to the election of the two nominees for director.

2. Adoption of the People’s United Financial, Inc. 2007 Recognition and Retention Plan. Of the 261,540,085 shares present at the Annual Meeting in person or by proxy, 202,693,662 votes were cast for the proposal; 22,592,954 votes were cast against the proposal; 907,486 shares abstained from voting on the proposal; and there were 35,345,983 broker non-votes with respect to the proposal.

3. Adoption of the People’s United Financial, Inc. 2007 Stock Option Plan. Of the 261,540,085 shares present at the Annual Meeting in person or by proxy, 202,952,896 votes were cast for the proposal; 22,283,227 votes were cast against the proposal; 957,979 shares abstained from voting on the proposal; and there were 35,345,983 broker non-votes with respect to the proposal.

4. Ratification of Appointment of KPMG LLP as independent registered public accounting firm for 2007. Of the 261,540,085 shares present at the Annual Meeting in person or by proxy, 256,017,575 votes were cast for the proposal; 4,566,521 votes were cast against the proposal; and 955,989 shares abstained from voting on the proposal. There were no broker non-votes with respect to the proposal.

(d) Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol PBCT. As of February 11, 2008, the closing price of People’s United Financial, Inc. common stock was $17.02. As of that date, there were approximately 22,600 record holders of People’s United Financial, Inc. common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on the common stock over the last five fiscal years with (a) the Russell Midcap Index, and (b) the SNL Thrift Index-Assets Greater than $5 Billion (the “Large Thrift Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2002 in each of People’s United Financial’s common stock, the Russell Midcap Index, and the Large Thrift Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United Financial is included as a component of the Russell Midcap Index. The Large Thrift Index is an index prepared by SNL Securities comprised of 24 thrift institutions (including People’s United Financial) located throughout the United States and having assets in excess of $5 billion.

Additional information required by this item is incorporated by reference to Part III, Item 12 of this document and to pages F-29 and F-56.

Item 6.	Selected Financial Data

The information required by this item appears on page 22 and page 23.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears on pages 24 through 72.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item appears on pages 70 through 72.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2007	2006	2005	2004	2003
Operating Data:
Net interest income - FTE	$486.6	$382.4	$370.0	$327.4	$284.3
Provision for loan losses	8.0	3.4	8.6	13.3	16.7
Fee-based revenues	154.4	153.0	151.5	142.9	143.0
Net security gains (losses)	5.5	(27.2)	(0.1)	(4.7)	(0.6)
All other non-interest income (1)	25.5	21.6	21.9	13.5	23.9
Non-interest expense (2)	439.3	346.9	344.4	479.7	346.0
Income (loss) from continuing operations	149.2	121.7	125.9	(5.6)	62.7
Income from discontinued operations (3)	1.5	2.3	11.2	205.3	1.1
Net income	150.7	124.0	137.1	199.7	63.8

Selected Statistical Data:
Net interest margin	4.12%	3.87%	3.68%	3.33%	2.89%
Return on average assets (4)	1.18	1.15	1.27	1.86	0.54
Return on average stockholders’ equity (4)	4.2	9.4	11.1	17.6	6.6
Efficiency ratio	56.1	61.3	62.8	69.2	76.4

Financial Condition Data:
Total assets	$13,555	$10,687	$10,933	$10,718	$11,672
Loans	8,950	9,372	8,573	7,933	7,105
Securities, net	61	77	1,363	2,071	2,405
Short-term investments	3,516	225	57	24	72
Allowance for loan losses	73	74	75	73	71
Deposits	8,881	9,083	9,083	8,862	8,714
Core deposits	8,836	9,040	8,954	8,756	8,519
Borrowings	—	4	295	341	1,516
Purchased funds	45	47	424	447	1,711
Subordinated notes	65	65	109	122	253
Stockholders’ equity	4,445	1,340	1,289	1,200	1,002
Non-performing assets	26	23	22	29	34

Ratios:
Non-performing assets to total loans, real estate owned and repossessed assets	0.29%	0.24%	0.26%	0.36%	0.48%
Net loan charge-offs to average loans	0.10	0.05	0.07	0.15	0.22
Allowance for loan losses to total loans	0.81	0.79	0.87	0.91	0.99
Average stockholders’ equity to average total assets	28.1	12.3	11.5	10.6	8.2
Stockholders’ equity to total assets	32.8	12.5	11.8	11.2	8.6
Tangible stockholders’ equity to tangible assets	32.3	11.7	10.9	10.3	7.7
Total risk-based capital (5)	33.4	16.1	16.4	16.7	13.1

Per Common Share Data: (6)
Basic earnings per share	$0.52	$0.42	$0.46	$0.68	$0.22
Diluted earnings per share	0.52	0.41	0.46	0.68	0.22
Cash dividends paid per share (7)	0.52	0.46	0.40	0.36	0.32
Dividend payout ratio (7)	87.0%	48.3%	38.3%	22.9%	63.7%
Book value (end of period)	$15.43	$4.49	$4.33	$4.06	$3.42
Tangible book value (end of period)	15.07	4.13	3.98	3.69	3.03
Stock price:
High	22.81	21.62	16.07	14.12	7.20
Low	14.78	14.29	11.42	6.88	5.13
Close (end of period)	17.80	21.25	14.79	12.35	6.89

(1)	Includes an $8.1 million gain on sale of branches in 2005.
(2)	Includes a $60.0 million contribution to The People’s United Community Foundation in 2007 and liability restructuring costs of $2.7 million, $133.4 million and $1.2 million in 2005, 2004 and 2003, respectively.
(3)	Includes after-tax gains of $6.2 million in 2005 and $198.5 million in 2004 related to the sale of the credit card business in March 2004.
(4)	Calculated based on net income for all years.
(5)	Calculated for People’s United Bank in accordance with Office of Thrift Supervision regulations for all periods since December 31, 2006 and Federal Deposit Insurance Corporation regulations for all prior periods.
(6)	Common share data has been adjusted (except dividend payout ratio) to reflect the exchange of shares of People’s United Bank common stock for 2.1 shares of People’s United Financial, Inc. common stock upon completing the second-step conversion in April 2007.
(7)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In general, forward-looking statements usually use words such as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to People’s United Financial’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.

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

General

People’s United Financial, Inc. (“People’s United Financial”) is a savings and loan holding company incorporated under the state laws of Delaware and the holding company for People’s United Bank. On April 16, 2007, People’s United Financial, People’s Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for periods prior to March 31, 2007 is that of People’s Bank. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used to refer to the Bank both before and after the name change.

People’s United Financial is registered with the Office of Thrift Supervision (the “OTS”) and subject to OTS regulation, examination, supervision and reporting requirements. People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $12.1 billion in total assets as of December 31, 2007. People’s United Bank was organized in 1842 as a mutual savings bank and converted to stock form in 1988. In August 2006, People’s United Bank converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank.

Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). People’s United Bank’s regulator is the OTS.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, a full range of financial services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within the state of Connecticut and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s United Bank provides specialized services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-bank subsidiaries, People’s United Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. (“RC Knox”).

This full range of financial services is delivered through a network of 79 traditional branches, 75 full-service Stop & Shop supermarket branches that provide customers with seven-day-a-week banking, seven limited-service branches, 23 investment and brokerage offices (22 of which are located within branch offices), five wealth management and trust offices, nine PCLC offices and six commercial banking offices. People’s United Bank’s distribution network also includes fully integrated online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

People’s United Bank has expanded its residential mortgage and home equity lending activities in the contiguous markets of New York and Massachusetts. In addition, PCLC maintains a sales presence in six states to support its equipment financing operations outside of Connecticut. Within the Commercial Banking division, People’s United Bank maintains a national credits group, which seeks to participate in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United Financial’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s United Financial’s two primary business segments representing its core businesses, Commercial Banking and Consumer Financial Services, and to a lesser extent, Treasury. People’s United Financial’s results of operations are also significantly affected by the provision for loan losses and the level of non-interest expense. In addition, People’s United Financial’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Acquisition of Chittenden Corporation

On January 1, 2008, People’s United Financial completed its acquisition of the Chittenden Corporation, a multi-bank holding company located in Burlington, Vermont for total consideration of approximately $1.7 billion. Chittenden had total assets of $7.4 billion as of December 31, 2007 and its six banks are located in Vermont, New Hampshire, Massachusetts and Maine. The acquisition of Chittenden will be accounted for as a purchase and accordingly, Chittenden’s results of operations will be included with People’s United Financial’s results of operations beginning in 2008. See Note 3 to the Consolidated Financial Statements.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, People’s United Financial is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including the classification of revenues and expenses to discontinued operations. Actual results could differ from People’s United Financial’s current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. People’s United Financial’s significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements.

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

The allowance for loan losses consists of amounts determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In applying SFAS No. 5, management considers the factors listed in the preceding paragraph in order to estimate a loss allowance for (1) each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis, and (2) commercial real estate, commercial and PCLC loans that are not considered impaired under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that People’s United Financial will be unable to collect all principal and interest due according to the contractual terms of the loan. People’s United Financial applies SFAS No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

Valuation of Derivative Financial Instruments. People’s United Financial uses derivatives for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

In accordance with SFAS No. 133, all derivatives are recognized as either assets or liabilities and are measured at fair value. Until such time that a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. People’s United Financial hedge accounting methods vary depending on whether the derivative instrument is classified as a fair value hedge or a cash flow hedge. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings.

People’s United Financial formally documents all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United Financial also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United Financial would discontinue hedge accounting prospectively.

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates and exclude the value of mortgage servicing rights.

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

People’s United Financial uses a discounted cash flow model to estimate the fair value of its reporting units. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside our control.

Securities. Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term and those held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value. Unrealized gains and losses are reported in non-interest income. Debt securities that People’s United Financial has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and losses on securities available for sale are reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations and other asset-backed securities. Federal Home Loan Bank stock is a non-marketable equity security reported at cost.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security appears to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the ratings of the security; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and People’s United Financial’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, core deposits and purchased funds. Management believes such non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts.

Management utilizes core deposits and purchased funds as non-GAAP financial measures to supplement its analysis of People’s United Financial’s business performance. Core deposits is a measure of stable funding sources and is defined as total deposits, other than brokered certificates of deposit (acquired in the wholesale market), municipal deposits (which are seasonally variable by nature) and escrow funds from People’s United Financial’s stock offering (applicable only for 2007 average core deposits). Purchased funds include borrowings, brokered certificates of deposit and municipal deposits.

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of People’s United Financial’s operating performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

The following tables provide reconciliations between GAAP and non-GAAP financial measures:

As of December 31 (in millions)	2007	2006	2005	2004	2003
Deposits	$8,881	$9,083	$9,083	$8,862	$8,714
Less:
Municipal deposits	45	43	129	106	125
Brokered certificates of deposit	—	—	—	—	70

Core deposits	$8,836	$9,040	$8,954	$8,756	$8,519

As of December 31 (in millions)	2007	2006	2005	2004	2003
Borrowings	$—	$4	$295	$341	$1,516
Plus:
Municipal deposits	45	43	129	106	125
Brokered certificates of deposit	—	—	—	—	70

Purchased funds	$45	$47	$424	$447	$1,711

In addition to the above non-GAAP financial measures, management uses the efficiency ratio to monitor its operating efficiency compared to its peers. The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of total non-interest expense (excluding goodwill impairment charges, amortization of goodwill and acquisition-related intangibles, losses on real estate assets and nonrecurring expenses) (the numerator) to net interest income plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income and excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s United Financial generally considers an income or expense to be nonrecurring if it is not similar to an income or expense of a type incurred within the last two years and is not similar to an income or expense of a type reasonably expected to be incurred within the following two years. Management considers the efficiency ratio to be more representative of People’s United Financial’s ongoing operating efficiency, as the excluded items are generally related to external market conditions and non-routine transactions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

Years ended December 31 (dollars in millions)	2007	2006	2005	2004	2003
Total non-interest expense	$439.3	$346.9	$344.4	$479.7	$346.0
Less:
Contribution to The People’s United Community Foundation	60.0	—	—	—	—
Amortization of goodwill and other acquisition-related intangibles	1.0	1.1	1.8	3.4	3.5
Loss on sale of reverse repurchase agreements	—	0.3	—	—	—
Severance-related charges	—	1.2	—	—	—
RC Knox settlement	—	0.9	—	—	—
Goodwill impairment charge	—	—	2.0	—	—
Accelerated vesting of stock options charge	—	—	0.7	—	—
Liability restructuring costs	—	—	2.7	133.4	1.2
Non-recurring compensation costs	—	—	—	6.7	—
Other	1.0	0.3	0.1	1.6	0.2

Total	$377.3	$343.1	$337.1	$334.6	$341.1

Net interest income (1)	$486.6	$382.4	$370.0	$327.4	$284.3
Total non-interest income	185.4	147.4	173.3	151.7	166.3
Add:
BOLI FTE adjustment (1)	5.7	4.6	1.8	—	—
Net security losses	—	27.2	0.1	4.7	0.6
Less:
Net security gains	5.5	—	—	—	—
Interest from completed IRS audit	—	0.6	—	—	4.3
Gain on sale of assets	—	0.7	8.1	—	—
MasterCard common stock redemption	—	0.7	—	—	—
Other	—	—	0.3	0.1	0.3

Total	$672.2	$559.6	$536.8	$483.7	$446.6

Efficiency ratio	56.1%	61.3%	62.8%	69.2%	76.4%

(1)	Fully taxable equivalent.

Economic Environment

People’s United Financial’s results are subject to fluctuations based on economic conditions. Economic activity in the United States showed signs of slowing in 2007. Real gross domestic product increased at a rate of 2.5% for the year, a decrease from 2.9% in 2006. The national unemployment rate was 5.0% as of December 31, 2007, up from 4.4% at the end of 2006. The national economy continued to grow despite widening federal budget and trade deficits, significant volatility in the financial and capital markets, lower short-term interest rates, elevated energy costs, a weak housing market, and geopolitical uncertainties.

In response to a contracting U.S. economy and the significant disruptions in the capital markets primarily caused by the sub-prime mortgage crisis, the Federal Reserve Board lowered the targeted federal funds rate five times from September 2007 to January 2008, by a total of 225 basis points, bringing the rate to 3.00% as of January 30, 2008. The Federal Reserve had not increased the targeted federal funds rates since the June 29, 2006 Federal Open Market Committee (FOMC) meeting.

People’s United Financial’s primary market area, Connecticut, is one of the most attractive markets in the United States with a total population of approximately 3.6 million and a median household income of $68,430 as of June 30, 2007, ranking second in the United States and well above the U.S. median income of $53,154, according to estimates from SNL Securities. Fairfield County, where People’s United Financial is headquartered, is the wealthiest county in Connecticut, with a June 30, 2007 median household income of $84,825 according to estimates from SNL Securities. The state’s unemployment rate increased to 5.0% as of December 31, 2007 compared to 4.1% at the end of 2006, and was the same as the national rate. The Connecticut economy experienced moderate job growth in 2007, with total employment increasing by 16,600 jobs, or approximately 1.0% from December 31, 2006 to December 31, 2007. The outlook for the Connecticut economy in 2008 is cautiously optimistic, with the expectation that the state will experience further job growth as the economy continues to expand moderately.

Financial Overview

Comparison of Financial Condition at December 31, 2007 and December 31, 2006. Total assets at December 31, 2007 were $13.6 billion, an increase of $2.9 billion, or 27%, from December 31, 2006, primarily due to a $3.3 billion increase in short-term investments, partially offset by a decrease of $422 million in total loans.

The increase in short-term investments reflects the net proceeds from the second-step conversion completed on April 16, 2007. The decrease in total loans reflects a decline of $758 million, or 15%, in Consumer Financial Services, partially offset by an increase of $336 million, or 8%, in Commercial Banking. The decline in Consumer Financial Services was driven by decreases of $687 million, or 18%, in residential mortgage loans and $71 million, or 5%, in consumer loans. The decrease in residential mortgage loans reflects People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans due to the low spreads on such loans. The growth in Commercial Banking reflects increases of $175 million, or 29%, in our national credits portfolio, $112 million, or 13%, in loans originated by PCLC, our equipment financing subsidiary, $34 million, or 3%, in commercial lending, and $15 million, or 1%, in commercial real estate loans.

Non-performing assets totaled $26.1 million at December 31, 2007, a $3.4 million increase from December 31, 2006. Increases in non-performing commercial real estate loans of $3.5 million, real estate owned (REO) and repossessed assets of $5.7 million, non-performing PCLC loans of $1.0 million and non-performing residential mortgage loans of $2.2 million, were partially offset by a decrease of $10.6 million in non-performing commercial loans. The decrease in non-performing commercial loans primarily reflects the $5.9 million charge-off relating to one commercial banking loan and the subsequent transfer to real estate owned of the real estate securing the remaining loan balance. The allowance for loan losses decreased $1.3 million to $72.7 million at December 31, 2007 compared to December 31, 2006, reflecting reductions in the allowance for loan losses allocated to the consumer loan portfolios and by net reductions to the commercial banking loan portfolios. At December 31, 2007, the allowance for loan losses as a percentage of total loans was 0.81% and as a percentage of non-performing loans was 358%, compared to 0.79% and 328%, respectively, at December 31, 2006.

At December 31, 2007, liabilities totaled $9.1 billion, a $238 million, or 3%, decrease from December 31, 2006, primarily reflecting a $202 million reduction in total deposits. Core deposits decreased $204 million, or 2%, in 2007 compared to 2006, reflecting People’s United Financial’s strategy to fund loan growth with proceeds from maturities, sales and repayments of securities rather than core deposits.

People’s United Financial’s total stockholders’ equity was $4.4 billion at December 31, 2007, a $3.1 billion net increase from December 31, 2006, reflecting the net proceeds of $3.3 billion from the second-step conversion and net income of $150.7 million, partially offset by the purchases of People’s United Financial common stock for the Employee Stock Ownership Plan (the “ESOP”) of $216.8 million and the 2007 Recognition and Retention Plan of $127.1 million, and dividends paid of $131.1 million. As a percentage of total assets, stockholders’ equity was 32.8% at December 31, 2007 compared to 12.5% at December 31, 2006.

People’s United Bank’s leverage, tier 1 and total risk-based capital ratios were 24.1%, 32.3% and 33.4%, respectively, at December 31, 2007, compared to 12.0%, 14.8% and 16.1%, respectively, at December 31, 2006. The improvements in the capital ratios from December 31, 2006 primarily reflect the $1.7 billion capital contribution from People’s United Financial with a portion of the net proceeds from the second-step conversion.

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

The increase in total loans reflects growth of $456 million, or 10%, in Consumer Financial Services and $343 million, or 9%, in Commercial Banking. The growth in Consumer Financial Services was driven by increases of $392 million, or 11%, in residential mortgage loans and $64 million, or 5%, in consumer loans. The increase in residential mortgage loans reflects, in part, the purchase of $170 million of adjustable-rate residential mortgage loans towards the end of the first quarter of 2006. The growth in Commercial Banking reflects increases of $235 million, or 37%, in loans originated by PCLC, $135 million, or 29%, in our national credits portfolio, and $60 million, or 5%, in commercial lending. These increases were partially offset by an $87 million, or 5%, decline in commercial real estate loans.

The decrease in the securities portfolio reflects the sale of $266 million and $810 million of debt securities in the second and third quarters of 2006, respectively, to better position People’s United Financial’s balance sheet for the prevailing interest rate environment at the time. People’s United Financial also funded an additional $50 million of bank-owned life insurance in 2006 and contributed $91.5 million in the third quarter of 2006 to its employee retirement plan (reported in other assets) to more than fully fund its projected benefit obligation and to significantly reduce pension plan expense in future years. Proceeds from sales of securities were also used to reduce total borrowings and subordinated notes by $335 million since December 31, 2005.

Non-performing assets totaled $22.7 million at December 31, 2006, a $0.7 million increase from December 31, 2005. The slight increase in 2006 reflects a $10.6 million increase in non-performing commercial loans, essentially offset by decreases in non-performing commercial real estate loans and non-performing PCLC loans of $5.6 million and $4.1 million, respectively. The allowance for loan losses decreased $1.0 million to $74 million at December 31, 2006 compared to December 31, 2005, primarily reflecting reductions in the allowance for loan losses allocated to the consumer loan portfolios, partially offset by net additions to the commercial banking loan portfolios. At December 31, 2006, the allowance for loan losses as a percentage of total loans was 0.79% and as a percentage of non-performing loans was 328%, compared to 0.87% and 353%, respectively, at December 31, 2005.

At December 31, 2006, liabilities totaled $9.3 billion, a $297 million, or 3%, decrease from December 31, 2005, reflecting a $335 million reduction in total borrowings and subordinated notes. Core deposits increased a modest $86 million, or 1%, in 2006 compared to 2005, reflecting People’s United Financial’s strategy to fund loan growth with proceeds from maturities, sales and repayments of securities rather than core deposits.

People’s United Financial’s total stockholders’ equity was $1.34 billion at December 31, 2006, a $51 million net increase from December 31, 2005, reflecting net income of $124.0 million, partially offset by dividends paid of $60 million and a $25 million increase in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss reflects a $40 million after-tax increase from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006 and a $4 million increase in the after-tax unrealized loss on derivatives accounted for as cash flow hedges, partially offset by a $19 million reduction in the after-tax net unrealized loss on securities available for sale due to the sales of securities discussed above. As a percentage of total assets, stockholders’ equity was 12.5% at December 31, 2006 compared to 11.8% at December 31, 2005.

Comparison of Results of Operations for the Year Ended December 31, 2007 and December 31, 2006. People’s United Financial reported net income of $150.7 million, or $0.52 per diluted share, for the year ended December 31, 2007, compared to $124.0 million, or $0.41 per diluted share, for the year-ago period. Income from continuing operations totaled $149.2 million, or $0.52 per diluted share, for the year ended December 31, 2007, compared to $121.7 million, or $0.40 per diluted share, for the year-ago period. In 2007, People’s United Financial’s return on average assets was 1.18% and return on average stockholders’ equity was 4.2%.

Results for 2007 include a $60 million contribution to The People’s United Community Foundation (included in non-interest expense), which had the effect of reducing net income by $39.6 million, or $0.13 per diluted share.

Results for 2006 include net security losses totaling $27.4 million from the sale of $266 million and $810 million of debt securities in the second and third quarters of 2006, respectively. Results for 2006 also include a $2.4 million income tax benefit related to certain prior-year tax matters. The net impact of these items reduced 2006 net income by $15.8 million, or $0.11 per share.

Net interest income increased $104.2 million, or 27%, from 2006 and the net interest margin improved 25 basis points to 4.12%. These improvements reflect the investment of $3.3 billion in net proceeds from the second-step conversion (completed on April 16, 2007) in short-term investments, as well as the benefits from balance sheet restructuring activities completed during 2006.

Compared to 2006, average earning assets increased $1.9 billion, or 20%, reflecting increases of $2.5 billion in average short-term investments and $120 million in average loans, partially offset by a decrease of $735 million in average securities, reflecting the sale of $1.1 billion of debt securities in 2006 (described above).

Compared to 2006, total non-interest income increased $38 million. Included in total non-interest income are net security gains of $5.5 million in 2007 and net security losses of $23.2 million in 2006. Total non-interest expense in 2007 increased $32.4 million, or 9%, compared to 2006, excluding the $60 million contribution to the People’s United Community Foundation. The efficiency ratio improved to 56.1% from 61.3%.

The provision for loan losses was $8.0 million compared to $3.4 million in 2006. The provision for loan losses in 2007 reflects net loan charge-offs of $9.3 million, partially offset by a $1.3 million decrease in the allowance for loan losses. The provision for loan losses in 2006 reflects net loan charge-offs of $4.4 million and a $1.0 million reduction in the allowance for loan losses. Net loan charge-offs increased $4.9 million in 2007 compared to 2006. Net loan charge-offs as a percentage of average loans equaled 0.10% in 2007, up from 0.05% in 2006.

Comparison of Results of Operations for 2006 and 2005. People’s United Financial reported net income in 2006 of $124.0 million, or $0.41 per diluted share, compared to $137.1 million, or $0.46 per diluted share, in 2005. Income from continuing operations totaled $121.7 million, or $0.40 per diluted share, for the year ended December 31, 2006, compared to $125.9 million, or $0.42 per diluted share, for the year-ago period.

Results for 2006 include net security losses totaling $27.4 million from the sale of debt securities and a $2.4 million income tax benefit related to certain prior-year tax matters. The net impact of these items reduced 2006 net income by $15.8 million, or $0.5 per share.

Results for 2005 included an $8.1 million gain on the sale of three branches, a $9.7 million gain from the resolution of a significant contingency related to the sale of the credit card business in 2004 (reported in income from discontinued operations), a $2.0 million income tax benefit resulting from the completion of a routine federal tax audit, a $2.0 million goodwill impairment charge and expenses incurred in connection with the repurchase of subordinated notes ($2.7 million) and the accelerated vesting of stock options ($0.7 million). The net impact of these items increased 2005 net income by $9.3 million, or $0.03 per share. In 2005, People’s United Financial’s return on average assets was 1.27% and return on average stockholders’ equity was 11.1%.

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

Compared to 2005, average earning assets decreased $173 million, or 2%, as a $934 million, or 54%, decline in average securities funded a $715 million, or 9%, increase in average loans and a $113 million, or 27%, decrease in average total borrowings and average subordinated notes. The loan growth reflects increases of $285 million, or 8%, in average commercial banking loans, $345 million, or 10%, in average residential mortgage loans, and $108 million, or 9%, in average home equity loans, all as compared to 2005. The increase in average residential mortgage loans reflects, in part, the purchase of $170 million of adjustable-rate residential mortgage loans towards the end of the first quarter of 2006. In addition, People’s United Financial invested $50 million in the first quarter of 2006 and $150 million in the second quarter of 2005 in bank-owned life insurance, and contributed $91.5 million to its employee retirement plan in September 2006.

Compared to 2005, total non-interest income, excluding net security losses, increased $1.2 million, or 1%; total non-interest expense increased $2.5 million, or 1%; and the efficiency ratio improved to 61.3% from 62.8%.

The provision for loan losses was $3.4 million compared to $8.6 million in 2005. The provision for loan losses for 2006 reflects net loan charge-offs of $4.4 million, partially offset by a $1.0 million decrease in the allowance for loan losses. The provision for loan losses in 2005 reflects net loan charge-offs of $6.1 million and a $2.5 million increase in the allowance for loan losses. Net loan charge-offs decreased $1.7 million, or 28%, in 2006 compared to 2005. Net loan charge-offs as a percentage of average loans equaled 0.05%, down from 0.07% in 2005.

Business Segment Results

People’s United Financial’s operations are divided into two primary business segments that represent its core businesses, commercial banking and consumer financial services. In addition, the treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center. The income or loss for the funding center, which includes the impact of derivative financial instruments used for risk management purposes, represents the interest rate risk component of People’s United Financial’s net interest income as calculated by People’s United Financial’s funds transfer pricing model (“FTP”), to derive each operating segment’s net interest income.

Business Segment Performance Summary
	Net Income
Years ended December 31 (in millions)	2007	2006	2005
Commercial Banking	$37.6	$41.9	$45.7
Consumer Financial Services	66.8	85.8	94.2
Treasury	(8.6)	(26.0)	(25.0)

Total reportable segments	95.8	101.7	114.9
Other	54.9	22.3	22.2

Total Consolidated	$150.7	$124.0	$137.1

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. The provision for loan losses for the Commercial Banking and Consumer Financial Services segments is generally based on a five-year rolling average net charge-off rate for the respective segment. People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. For a more detailed description of the estimates and allocations used to measure business segment performance, see Note 23 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking and municipal banking.

Years ended December 31 (in millions)	2007	2006	2005
Net interest income	$131.7	$130.5	$129.7
Provision for loan losses	10.9	10.5	9.4
Non-interest income:
Fee-based revenues	19.8	17.8	21.7
Other non-interest income	8.3	5.0	2.0

Total non-interest income	28.1	22.8	23.7
Non-interest expense	91.1	78.3	73.7

Income before income tax expense	57.8	64.5	70.3
Income tax expense	20.2	22.6	24.6

Income from continuing operations	$37.6	$41.9	$45.7

Average earning assets	$4,253.5	$3,904.9	$3,620.9
Average liabilities	1,016.2	1,172.7	1,270.5
Year end assets	4,490.8	4,155.0	3,812.2

Commercial Banking income from continuing operations declined $4.3 million, or 10%, in 2007 compared to 2006, reflecting an increase in non-interest expense, partially offset by increases in net interest income, fee-based revenues and other non-interest income. Net interest income increased $1.2 million, or 1%, reflecting a $349 million, or 9%, increase in average earning assets, partially offset by narrower net spreads and a decline in commercial non-interest-bearing deposits. The $2.0 million increase in fee-based revenues reflects higher lending-related charges and fees. The increase in other non-interest income primarily reflects a $3.8 million increase in rental income on leased equipment. The $12.8 million, or 16%, increase in non-interest expense reflects increases in direct expenses due to continued growth in Commercial Banking and a $2.8 million increase in amortization expense for leased equipment, as well as allocated expenses primarily related to costs associated with ongoing infrastructure upgrades.

The increase in average earning assets compared to 2006 reflects increases of $210 million, or 30%, in PCLC loans, $96 million, or 7%, in commercial loans and $42 million, or 2%, in commercial real estate loans. Average commercial non-interest-bearing deposits totaled $883 million for 2007, a $56 million, or 6%, decrease compared to 2006, reflecting the current higher interest rate environment.

Commercial Banking income from continuing operations declined $3.8 million, or 8%, in 2006 compared to 2005, primarily reflecting lower fee-based revenues and an increase in non-interest expense, partially offset by an increase in other non-interest income. Net interest income increased $0.8 million, or 1%, reflecting a $284 million, or 8%, increase in average earning assets, partially offset by narrower net spreads. The $3.9 million decrease in fee-based revenues reflects lower lending-related charges and fees, primarily lower commercial real estate loan prepayment penalties. The increase in other non-interest income primarily reflects a $2.7 million increase in rental income on leased equipment. The $4.6 million, or 6%, increase in non-interest expense reflects an increase in direct expenses due to the continued growth in Commercial Banking, including a $2.0 million increase in the amortization expense of equipment leased to commercial customers.

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

Years ended December 31 (in millions)	2007	2006	2005
Net interest income	$247.7	$256.4	$266.4
Provision for loan losses	3.0	3.0	3.5
Non-interest income:
Fee-based revenues	134.6	135.1	129.0
Net gains on sales of residential mortgage loans	3.0	2.0	4.0
Gain on sale of branches	—	—	8.1
Other non-interest income	2.4	3.4	2.4

Total non-interest income	140.0	140.5	143.5
Non-interest expense	281.4	261.3	259.4

Income before income tax expense	103.3	132.6	147.0
Income tax expense	36.5	46.8	52.8

Income from continuing operations	$66.8	$85.8	$94.2

Average earning assets	$4,863.1	$5,086.6	$4,634.9
Average liabilities	7,843.6	7,807.8	7,762.4
Year end assets	4,606.2	5,366.4	4,900.7

Consumer Financial Services income from continuing operations decreased $19.0 million, or 22%, in 2007 compared to 2006, reflecting an increase in non-interest expense and a decline in net interest income. The decrease in net interest income reflects a reduction in residential mortgage loan net spread interest income, and a shift from wider net spread deposits to time deposits with narrower net spreads, partially offset by the widening net spreads on money market accounts. During 2007, average earning assets decreased $224 million, or 4%, including decreases of $208 million, or 6%, in average residential mortgage loans and $9 million, or 1%, in average home equity loans. The decrease in average residential mortgage loans reflects People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer deposits totaled $7.7 billion, a less than 1% increase compared to 2006. The increase in non-interest expense reflects increases in allocated expenses primarily due to the costs associated with ongoing infrastructure upgrades relating to deposit gathering activities.

Consumer Financial Services income from continuing operations decreased $8.4 million, or 9%, in 2006 compared to 2005, primarily due to decreases in net interest income and net gains on sales of residential mortgage loans, partially offset by higher fee-based revenues. Additionally, results for 2005 included the $8.1 million gain on sale of branches. The decrease in net interest income primarily reflects the reduction in net spread interest income for residential mortgage loans and the decline in net interest spread from an unfavorable shift from savings and money market deposits to higher-rate time deposits, partially offset by the benefit of an increase in average loan balances. The shift in deposit mix reflects an increase in higher-rate time deposits, partially offset by a decline in savings and money market deposits. During 2006, average earning assets increased $452 million, or 10%, including increases of $345 million, or 10%, in average residential mortgage loans and $106 million, or 9%, in average home equity loans. People’s United Financial purchased $170 million of adjustable-rate residential mortgage loans towards the end of the first quarter of 2006. Average consumer deposits totaled $7.7 billion, a 1% increase compared to 2005.

The increase in fee-based revenues in 2006 compared to 2005 primarily reflects an increase in service charges on deposit accounts related to changes in People’s United Financial’s fee structure. The increase in other non-interest income reflects a $0.7 million net gain from the sale of a corporate insurance account by RC Knox. Included in non-interest income in 2005 was an $8.1 million gain on the sale of three branches. The increase in non-interest expense reflects a $3.8 million increase in allocated expenses in 2006, partially offset by a $2.0 million goodwill impairment charge in 2005.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center. The income or loss for the funding center, which includes the impact of derivative financial instruments used for risk management purposes, represents the interest rate risk component of People’s United Financial’s net interest income as calculated by People’s United Financial’s funds transfer pricing model (“FTP”), to derive each operating segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the treasury group.

Years ended December 31 (in millions)	2007	2006	2005
Net interest loss	$(29.8)	$(26.2)	$(43.0)
Non-interest income:
Fee-based revenues	—	—	0.5
Net security losses	—	(27.4)	—
Bank-owned life insurance	10.5	9.1	3.3
Other non-interest income	0.1	0.1	0.3

Total non-interest income	10.6	(18.2)	4.1
Non-interest expense	(0.3)	0.5	1.4

Loss before income tax expense	(18.9)	(44.9)	(40.3)
Income tax benefit	(10.3)	(18.9)	(15.3)

Loss from continuing operations	$(8.6)	$(26.0)	$(25.0)

Average earning assets	$2,689.0	$878.5	$1,765.9
Average liabilities	81.0	234.1	282.5
Year end assets	3,756.6	469.0	1,553.2

The reduction in Treasury’s loss from continuing operations in 2007 compared to 2006 reflects $27.4 million of net security losses in 2006 and a $1.4 million increase in bank-owned life insurance (“BOLI”), partially offset by a $3.6 million increase in net interest loss.

The increase in net interest loss reflects an increase of $7.1 million in treasury’s net spread loss, partially offset by a $3.5 million decline in the funding center’s net spread loss. The increase in treasury’s net spread loss reflects a $735 million decline in average securities and virtually no net spread benefit from the increase in average short-term investments. The benefit from the increase in average short-term investments is included in “Other” as interest income from excess capital. The improvement in the funding center’s net spread loss reflects the rising interest rate environment prevalent for most of 2007 and the asset sensitive position of People’s United Financial’s balance sheet.

Average earning assets increased $1.8 billion from 2006. Average short-term investments increased $2.5 billion, reflecting the investment of net proceeds from the second-step conversion, while average securities declined $735 million resulting from the sale of $1.1 billion of securities in 2006. The debt securities portfolio totaled $23 million at December 31, 2007, compared to $27 million at December 31, 2006. Average securities comprised 1% of average earning assets in 2007, compared to 8% in 2006.

Treasury’s loss from continuing operations in 2006 compared to 2005 reflects $27.4 million of net security losses, partially offset by a $16.8 million improvement in net interest income and BOLI income of $9.1 million ($13.7 million on a taxable-equivalent basis).

The improvement in net interest income reflects the funding center’s net spread loss declining by $31.8 million, partially offset by a $15.0 million decline in treasury’s net spread income. The reduction in treasury’s net spread income reflects a $934 million decline in average securities and an increase in the FTP charge for funding the BOLI investment (with no offsetting interest income as BOLI income is recorded in non-interest income). The improvement in the funding center’s net spread loss reflects the rising interest rate environment and the asset sensitive position of People’s United Financial’s balance sheet.

Average earning assets decreased $887 million, or 50%, reflecting a $934 million, or 54%, decline in average securities from 2005 given People’s United Financial’s sale of its debt securities portfolio during 2006 as part of restructuring activities to better position People’s United Financial’s balance sheet for the prevailing interest rate environment. The debt securities portfolio totaled $27 million at December 31, 2006, compared to $1.3 billion at December 31, 2005, reflecting the sale of approximately $1.1 billion of securities and the substitution of securities with higher-yielding loans. Average securities comprised 8% of average earning assets in 2006, compared to 17% in 2005.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact attributable to excess capital. This category also includes: revenues and expenses relating to the national consumer loan portfolio; certain nonrecurring items, including security gains of $5.4 million from the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in non-interest income for the year ended December 31, 2007) and the $60 million contribution to The People’s United Community Foundation (included in non-interest expense for the year December 31, 2007); income from discontinued operations; and income tax benefits. The increase in net interest income in 2007 compared to 2006 reflects the FTP credit resulting from the significant increase in excess capital from the second-step conversion. Included in period-end assets are cash, national consumer loans, premises and equipment, and other assets.

Years ended December 31 (in millions)	2007	2006	2005
Net interest income	$137.0	$21.7	$16.6
Provision for loan losses	(5.9)	(10.1)	(4.3)
Non-interest income	6.7	2.3	2.0
Liability restructuring costs	—	—	2.7
Other non-interest expense	67.1	6.8	7.2

Income before income tax expense	82.5	27.3	13.0
Income tax expense	29.1	7.3	2.0

Income from continuing operations	53.4	20.0	11.0

Income from discontinued operations, net of tax	1.5	2.3	5.0
Gain on sale of discontinued operations, net of tax	—	—	6.2

Income from discontinued operations	1.5	2.3	11.2

Net income	$54.9	$22.3	$22.2

Average liabilities	$233.5	$246.9	$264.5
Year end assets	701.2	696.5	666.4

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

Net Interest Margin

Years ended December 31 (percent)

Net Interest Income

Years ended December 31 (dollars in millions)

In response to the disruptions in the capital markets caused by the sub-prime mortgage crisis and the potential for a contracting U.S. economy, since September 2007 the Federal Reserve Board lowered the targeted federal funds rate five times by a total of 225 basis points, bringing the rate to 3.00% as of January 30, 2008. Given the asset sensitive position of the balance sheet, the net interest margin may compress in 2008.

2007 Compared to 2006

Net interest income increased $105 million, or 27%, and the net interest margin improved 25 basis points to 4.12% for 2007 compared to 2006. The increase in net interest income reflects a $125 million increase in total interest and dividend income, partially offset by a $20 million increase in total interest expense. The increase in net interest margin reflects the investment of $3.3 billion in net proceeds from the second-step conversion in short-term investments, as well as the benefits from the balance sheet restructuring activities completed during 2006.

Average earning assets totaled $11.8 billion in 2007, a $1.9 billion, or 20%, increase from 2006, while the asset mix continued to shift. Average short-term investments increased $2.5 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion in April 2007; average loans increased $120 million, or 1%; and average securities declined $735 million, reflecting the sale of $1.1 billion of debt securities in 2006. As a result, average loans, average securities and average short-term investments comprised 77%, 1% and 22%, respectively, of average earning assets in 2007 compared to 91%, 8% and 1%, respectively, in 2006. The yield earned on the total loan portfolio was 6.27% in 2007 while the yield earned on securities was 5.62%, compared to 6.10% and 3.74%, respectively, in 2006. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 31% of the loan portfolio has floating interest rates at December 31, 2007 compared to approximately 29% at the end of 2006.

Growth in loans reflects an increase of $348 million, or 9%, in average commercial banking loans, partially offset by decreases of $209 million, or 6%, in average residential mortgage loans and $19 million, or 2%, in average consumer loans for 2007 compared to 2006.

The growth in average commercial banking loans in 2007 compared to 2006 reflects increases of $210 million, or 30%, in average PCLC loans, $96 million, or 7%, in average commercial loans and $42 million, or 2%, in average commercial real estate loans. Included in average commercial loans and average commercial real estate loans were increases of $64 million, or 20%, and $78 million, or 38%, in the respective national credits portfolios.

The decrease in average residential mortgage loans in 2007 compared to 2006 reflects People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. The decrease in average consumer loans primarily reflects a $9 million, or 1%, decline in average home equity loans following a nationwide pattern.

The overall 9 basis point improvement in the yield on average earning assets in 2007 primarily reflects the investment of the net proceeds from the second-step conversion discussed above, increases in market interest rates and the ongoing shift in asset mix, including the impact of the security sales.

Average funding liabilities totaled $9.0 billion in 2007, down $287 million or 3% compared with 2006. Average core deposits decreased $83 million, or 1%, to $8.9 billion and comprised 98% of average funding liabilities, compared to 96% in 2006. Average non-interest-bearing core deposits decreased $57 million, or 3%, and average interest-bearing core deposits decreased $26 million, or less than 1%, reflective of People’s United Financial’s strategy of funding loan growth with proceeds from maturities, sales and repayments of securities rather than core deposits.

The 30 basis point increase to 2.45% from 2.15% in the rate paid on average funding liabilities in 2007 compared to 2006 primarily reflects increases in market interest rates prevalent in most of 2007 and the ongoing shift in deposit mix. The rates paid on average core deposits increased 41 basis points in 2007, reflecting increases of 67 basis points in time deposits and 8 basis points in savings and money market deposits in response to rising market interest rates prevalent in most of 2007. The change in the mix of average interest-bearing core deposits reflects a $323 million, or 10%, increase in higher-rate time deposits, partially offset by a $349 million, or 10%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates. Average time deposits comprised 41% of average total core deposits, compared to 37% for 2006.

Average purchased funds decreased $227 million, or 92%, and average subordinated notes decreased $40 million, or 38%, in 2007 compared to 2006.

2006 Compared to 2005

Net interest income increased $13 million, or 3%, and the net interest margin improved 19 basis points to 3.87% in 2006 compared to 2005. The increase in net interest income reflects a $74 million increase in total interest and dividend income, partially offset by a $61 million increase in total interest expense.

Average earning assets totaled $9.8 billion in 2006, a $173 million, or 2%, decrease from 2005, while the asset mix continued to shift. The shift in asset mix from securities to higher yielding loans continued to benefit the net interest margin. Average loans increased $715 million, or 9%, while average securities declined $934 million, or 54%, in 2006 compared to 2005. As a result, average loans and average securities comprised 91% and 8%, respectively, of average earning assets in 2006 compared to 82% and 17%, respectively, in 2005. The yield earned on the total loan portfolio was 6.10% in 2006 while the yield earned on securities was 3.74%, compared to 5.41% and 3.47%, respectively, in 2005.

Loan growth reflects increases of $345 million, or 10%, in average residential mortgage loans, $285 million, or 8%, in average commercial banking loans and $85 million, or 7%, in average consumer loans in 2006 compared to 2005. The increase in average residential mortgage loans reflects, in part, the purchase of $170 million of adjustable rate mortgage loans towards the end of the first quarter of 2006.

The growth in average commercial banking loans in 2006 compared to 2005 reflects a $183 million, or 35%, increase in average PCLC loans and a $127 million, or 10%, increase in average commercial loans, partially offset by a $25 million, or 1%, decrease in average commercial real estate loans. Included in average commercial loans and average commercial real estate loans were increases of $44 million, or 15%, and $59 million, or 40%, in the respective national credits portfolios.

The growth in average consumer loans in 2006 compared to 2005 continues to reflect a shift in mix as an increase of $108 million, or 9%, in home equity loans was partially offset by a $21 million, or 81%, reduction in higher-yielding unsecured national personal installment loans, which continue to run off as a result of a management decision to discontinue this type of lending.

The significant decrease in the average securities portfolio in 2006 compared to 2005 reflects the substitution of securities with higher-yielding loans as securities pay down and mature, as well as the partial impact of security sales during 2006 to better position People’s United Financial’s balance sheet for the prevailing interest rate environment. People’s United Financial sold $810 million and $266 million of debt securities in the third and second quarters of 2006, respectively, and used the proceeds to fund loan growth and pay down borrowings. In addition to funding loan growth, People’s United Financial invested $50 million in the first quarter of 2006 and $150 million in the second quarter of 2005 in a bank-owned life insurance program with proceeds from maturing securities. The earnings from bank-owned life insurance are reported in non-interest income in the Consolidated Statements of Income.

The overall 84 basis point improvement in the yield on average earning assets in 2006 compared to 2005 primarily reflects increases in market interest rates since June 2004 and the ongoing shift in asset mix.

Average funding liabilities totaled $9.3 billion in 2006, down $113 million or 1% compared with 2005. Average core deposits increased $38 million, or less than 1%, to $8.9 billion and comprised 96% of average funding liabilities, compared to 95% in 2005. Average interest-bearing core deposits increased $101 million, or 2%, and average non-interest-bearing core deposits decreased $63 million, or 3%, reflective of People’s United Financial’s strategy of funding loan growth with proceeds from maturities, sales and repayments of securities rather than core deposits.

The 68 basis point increase to 2.15% from 1.47% in the rate paid on average funding liabilities in 2006 compared to 2005 primarily reflects increases in market interest rates since June 2004 and the ongoing shift in deposit mix. The rates paid on average core deposits increased 70 basis points in 2006, reflecting increases of 115 basis points in time deposits and 36 basis points in savings and money market deposits in response to rising market interest rates. The change in the mix of average interest-bearing core deposits reflects a $660 million, or 25%, increase in higher-rate time deposits, partially offset by a $559 million, or 14%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates given the prevailing interest rate environment. Average time deposits comprised 37% of average total core deposits, compared to 30% in 2005.

Average purchased funds decreased $134 million, or 35%, and average subordinated notes decreased $16 million, or 13%, in 2006 compared to 2005.

Average Balance, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2007, 2006 and 2005. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis

	2007			2006			2005
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$1,709.4	$86.7	5.07%	$106.6	$5.3	4.97%	$54.5	$1.5	2.86%
Securities purchased under agreements to resell	959.1	48.3	5.03	16.6	0.8	4.98	22.8	1.0	4.22
Securities (1)	69.2	3.9	5.62	803.8	30.0	3.74	1,737.8	60.3	3.47
Loans:
Residential mortgage	3,550.3	183.9	5.18	3,758.8	185.2	4.93	3,413.3	154.7	4.53
Commercial	2,441.5	167.6	6.86	2,135.7	146.5	6.86	1,825.5	108.7	5.95
Commercial real estate	1,807.3	127.7	7.07	1,765.1	126.0	7.14	1,790.5	116.2	6.49
Consumer	1,268.9	88.9	7.01	1,288.3	88.3	6.85	1,203.3	65.8	5.47

Total loans	9,068.0	568.1	6.27	8,947.9	546.0	6.10	8,232.6	445.4	5.41

Total earning assets	$11,805.7	$707.0	5.99%	$9,874.9	$582.1	5.90%	$10,047.7	$508.2	5.06%

Funding liabilities:
Deposits:
Non-interest-bearing deposits	$2,111.4	$—	—%	$2,168.6	$—	—%	$2,231.7	$—	—%
Savings, interest-bearing checking and money market	3,114.9	46.8	1.50	3,464.4	49.2	1.42	4,023.4	42.6	1.06
Time	3,632.0	165.8	4.56	3,308.7	128.8	3.89	2,648.8	72.6	2.74

Total core deposits	8,858.3	212.6	2.40	8,941.7	178.0	1.99	8,903.9	115.2	1.29
Non-core deposits (2)	78.4	1.0	1.30	40.4	2.1	5.42	77.5	2.3	3.02

Total deposits	8,936.7	213.6	2.39	8,982.1	180.1	2.01	8,981.4	117.5	1.31

Borrowings:
Federal funds purchased	3.3	0.2	5.23	158.2	7.6	4.78	250.5	7.9	3.19
FHLB advances	0.1	—	5.04	47.2	2.4	5.15	50.3	1.4	2.73
Repurchase agreements	—	—	—	—	—	—	1.7	0.1	2.41

Total borrowings	3.4	0.2	5.23	205.4	10.0	4.87	302.5	9.4	3.11

Subordinated notes	65.3	6.6	10.15	105.0	9.6	9.10	121.2	11.3	9.29

Total funding liabilities	$9,005.4	$220.4	2.45%	$9,292.5	$199.7	2.15%	$9,405.1	$138.2	1.47%

Excess of earning assets over funding liabilities	$2,800.3			$582.4			$642.6

Net interest income/spread		$486.6	3.54%		$382.4	3.75%		$370.0	3.59%

Net interest margin			4.12%			3.87%			3.68%

(1)	Average balances and yields for securities available for sale are based on amortized cost.
(2)	The average balance for the twelve months ended December 31, 2007 includes $62.8 million in average escrow funds related to People’s United Financial’s stock offering (none at December 31, 2006 and December 31, 2005).

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average earning assets and average interest-bearing liabilities have affected People’s United Financial’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rate); changes in rates (changes in average interest rates multiplied by the prior year’s average balance); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	2007 Compared to 2006 Increase (Decrease)			2006 Compared to 2005 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$81.3	$0.1	$81.4	$2.1	$1.7	$3.8
Securities purchased under agreements to resell	47.4	0.1	47.5	(0.3)	0.1	(0.2)
Securities	(36.4)	10.3	(26.1)	(34.6)	4.3	(30.3)
Loans:
Residential mortgage	(10.5)	9.2	(1.3)	16.4	14.1	30.5
Commercial	21.0	0.1	21.1	20.0	17.8	37.8
Commercial real estate	3.0	(1.3)	1.7	(1.7)	11.5	9.8
Consumer	(1.3)	1.9	0.6	4.9	17.6	22.5

Total loans	12.2	9.9	22.1	39.6	61.0	100.6

Total change in interest and dividend income	104.5	20.4	124.9	6.8	67.1	73.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(5.1)	2.7	(2.4)	(6.5)	13.1	6.6
Time	13.4	23.6	37.0	20.9	35.3	56.2

Total core deposits	8.3	26.3	34.6	14.4	48.4	62.8
Non-core deposits	1.2	(2.3)	(1.1)	(0.8)	0.6	(0.2)

Total deposits	9.5	24.0	33.5	13.6	49.0	62.6

Borrowings:
FHLB advances	(2.4)	—	(2.4)	(0.1)	1.1	1.0
Federal funds purchased	(8.0)	0.6	(7.4)	(3.6)	3.3	(0.3)
Repurchase agreements	—	—	—	(0.1)	—	(0.1)

Total borrowings	(10.4)	0.6	(9.8)	(3.8)	4.4	0.6

Subordinated notes	(3.9)	0.9	(3.0)	(1.5)	(0.2)	(1.7)

Total change in interest expense	(4.8)	25.5	20.7	8.3	53.2	61.5

Change in net interest income	$109.3	$(5.1)	$104.2	$(1.5)	$13.9	$12.4

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2007.

As of December 31, 2007 (dollars in millions)	Actual Balance	Yield/Rate
Earning assets:
Short-term investments	$3,088.0	4.38%
Securities purchased under agreements to resell	428.0	4.40
Securities	61.5	5.54
Loans	8,949.7	6.26

Total earning assets	$12,527.2	5.73%

Funding liabilities:
Non-interest-bearing deposits	$2,166.1	—%
Savings, interest-bearing checking and money market deposits	3,008.9	1.44
Time deposits	3,705.6	4.57
Subordinated notes	65.4	9.88

Total funding liabilities	$8,946.0	2.45%

Non-Interest Income

				Percentage Increase (Decrease)

Years ended December 31 (dollars in millions)	2007	2006	2005	2007/2006	2006/2005
Fee-based revenues:
Service charges on deposit accounts	$76.3	$77.8	$72.4	(1.9)%	7.5%
Insurance revenue	26.8	27.3	28.0	(1.8)	(2.5)
Brokerage commissions	13.6	12.2	11.7	11.5	4.3
Other fee-based revenues:
Other banking service charges and fees	16.8	16.1	15.5	4.3	3.9
Investment management fees	12.0	11.0	10.6	9.1	3.8
Other fees	8.9	8.6	13.3	3.5	(35.3)

Total other fee-based revenues	37.7	35.7	39.4	5.6	(9.4)

Total fee-based revenues	154.4	153.0	151.5	0.9	1.0

Net security gains (losses):
Equity securities available for sale	5.4	0.1	—	n/m	n/m
Debt securities available for sale	—	(27.4)	—	n/m	n/m
Trading account securities	0.1	0.1	(0.1)	n/m	n/m

Total net security losses	5.5	(27.2)	(0.1)	n/m	n/m

Net gains on sales of residential mortgage loans	3.0	2.0	4.0	50.0	(50.0)
Gain on sale of branches	—	—	8.1	n/m	n/m
Bank-owned life insurance	10.5	9.1	3.3	15.4	n/m
Other non-interest income	12.0	10.5	6.5	14.3	61.5

Total non-interest income	$185.4	$147.4	$173.3	25.8%	(14.9)%

n/m – not meaningful

Non-interest income (especially fee-based revenues) is an important revenue source for People’s United Financial that can mitigate the impact of interest rate volatility on net interest income. People’s United Financial has focused on enhancing these revenue streams by leveraging its commercial banking relationships, growing existing fee-based revenue generating businesses, and strengthening its retail delivery network and products.

Total non-interest income increased $38 million, or 26%, in 2007 compared to 2006, reflecting net security gains of $5.5 million in 2007 and net security losses of $27.4 million in 2006 (as part of balance sheet restructuring activities).

Revenue from service charges on deposit accounts decreased $1.5 million, or 2%, compared to 2006, reflecting changes in consumer behavior related to overdrafts, and more customers qualifying for free ATM network transactions and free checking.

Brokerage commissions increased $1.4 million, or 11%, compared to 2006, reflecting increases in mutual fund and annuity commissions.

Other banking service charges and fees increased $0.7 million in 2007, primarily due to growth in retail banking fees associated with higher levels of Personal Identification Number (“PIN”) debit interchange fees resulting from customer preferences for debit card-related transactions. PIN debit interchange refers to the revenue generated when a customer uses their PIN to make a purchase with their debit card. People’s United Financial earns a portion of the purchase amount whenever its customers use their debit card at a retail merchant. This “interchange” is paid by the retail merchant.

Securities gains in 2007 represent the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock.

Net gains on sales of residential mortgage loans increased $1.0 million in 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgages in the current interest rate environment. Residential mortgage sales volume increased 70% compared to 2006.

BOLI income totaled $10.5 million in 2007 ($16.1 million on a taxable-equivalent basis), compared to $9.1 million ($13.7 million on a taxable-equivalent basis) in 2006. The $1.4 million, or 15%, increase primarily reflects death benefits of $1.1 million received in 2007.

The increase in other non-interest income compared to 2006 reflects a $3.8 million increase in rental income resulting from the higher level of equipment leased to PCLC customers. In addition, other non-interest income in 2006 included a $0.7 million net gain from the sale of a large corporate insurance account by RC Knox, a $0.7 million gain from the redemption of common stock received in conjunction with the MasterCard Incorporated initial public offering given People’s United Financial’s debit card business and $0.6 million of interest related to the completion of a federal tax audit.

Total non-interest income decreased $25.9 million, or 15%, in 2006 compared to 2005, reflecting net security losses of $27.4 million as part of balance sheet restructuring activities in 2006 and an $8.1 million gain on sale of branches in 2005.

Revenue from service charges on deposit accounts increased $5.4 million, or 7%, compared to 2005, reflecting changes in People’s United Financial’s fee structure implemented in both the second quarter of 2006 and the third quarter of 2005 to close the gap between People’s United Financial’s pricing practices and those of the competition, partially offset by the impact of higher usage by the public of the cash back option at point of sale locations.

Insurance revenue declined $0.7 million, or 2.5%, in 2006, reflecting industry-wide trends for this business, characterized as a soft market with lower pricing for renewals, as well as reductions related to the sale of a large corporate account in the third quarter of 2006.

Other banking service charges and fees increased $0.6 million in 2006 primarily due to growth in retail banking fees associated with higher levels of PIN debit interchange fees resulting from customer preferences for debit card-related transactions. Other fees decreased $5.1 million, reflecting lower lending-related charges and fees, primarily lower commercial real estate loan prepayment penalties.

As previously discussed, $1.1 billion of debt securities were sold in 2006, resulting in net security losses of $27.4 million. People’s United Financial also sold $25 million in securities purchased under agreements to resell in 2006 at a loss of $0.3 million, which is reported in other non-interest expense. These transactions were undertaken to better position People’s United Financial’s balance sheet for the prevailing interest rate environment.

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

People’s United Financial invested an additional $50 million in the first quarter of 2006 in bank-owned life insurance, after an initial investment of $150 million in the second quarter of 2005 to help defray the rising costs of employee benefits. Increases in the cash surrender value of bank-owned life insurance are included in non-interest income and totaled $9.1 million in 2006 ($13.7 million on a taxable-equivalent basis), compared to $3.3 million ($5.1 million on a taxable-equivalent basis) in 2005.

The increase in other non-interest income compared to 2005 reflects a $2.7 million increase in rental income resulting from the higher level of equipment leased to PCLC customers. In addition, other non-interest income for the 2006 period includes a $0.7 million net gain from the sale of a large corporate insurance account by RC Knox, a $0.7 million gain from the redemption of common stock received in conjunction with the MasterCard Incorporated initial public offering given People’s United Financial’s debit card business and $0.6 million of interest related to the completion of a federal tax audit.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2007	2006	2005	2007/2006	2006/2005
Compensation and benefits	$215.6	$202.9	$195.5	6.3%	3.8%
Occupancy and equipment	67.1	62.2	62.4	7.9	(0.3)
Professional and outside service fees	28.8	24.3	26.1	18.5	(6.9)
Advertising and promotion	12.1	10.3	9.9	17.5	4.0
Stationery, printing and postage	7.9	7.5	7.1	5.3	5.6
Amortization of other acquisition-related intangibles	1.0	1.1	1.8	(9.1)	(38.9)
Other non-interest expense	46.8	38.6	36.9	21.2	4.6

Total	379.3	346.9	339.7	9.3	2.1
Contribution to The People’s United Community Foundation	60.0	—	—	n/m	n/m
Liability restructuring costs	—	—	2.7	n/m	n/m
Goodwill impairment charge	—	—	2.0	n/m	n/m

Total non-interest expense	$439.3	$346.9	$344.4	26.6%	0.7%

Efficiency ratio	56.1%	61.3%	62.8%

Total non-interest expense in 2007 increased $32.4 million, or 9%, compared to 2006, excluding the $60 million contribution to The People’s United Community Foundation. The improvement in People’s United Financial’s efficiency ratio in 2007 reflects a $112.6 million, or 20%, increase in revenue, partially offset by a $34.2 million, or 10%, increase in operating expenses. The increase in operating revenue reflects the increase in net interest income due to the investment of the net proceeds from the second-step conversion.

Compensation and benefits increased $12.7 million, or 6%, compared to the 2006 period. The increase reflects amortization expense of $6.3 million related to the ESOP that was established in April 2007 and $2.6 million related to the October and December 2007 grants of restricted stock and stock options pursuant to the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan, as well as higher compensation expense, reflecting normal merit increases, partially offset by lower pension expenses. Compensation expense in 2008 is expected to include a full year of amortization expense, totaling approximately $25 million, relating to the ESOP, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan.

Occupancy and equipment increased $4.9 million, or 8%, compared to the 2006 period. The increase primarily reflects higher rent-related expense due to rate increases and additional branches.

Professional and outside service fees increased $4.5 million, or 19%, compared to the 2006 period, reflecting higher costs for information technology-related projects.

Advertising and promotion increased $1.8 million, or 18%, compared to the 2006 period, primarily due to costs associated with the rebranding of the Bank as a result of People’s Bank changing its name to People’s United Bank on June 6, 2007.

The increase in other non-interest expense compared to 2006 primarily reflects a $2.8 million increase in the amortization of equipment leased to PCLC customers and higher insurance costs and regulatory assessment fees.

Total non-interest expense in 2006 increased $2.5 million, or 1%, compared to 2005, primarily reflecting higher compensation and benefits and lower professional and outside service fees. The improvement in People’s United Financial’s efficiency ratio in 2006 reflects a $22.8 million, or 4%, increase in revenue.

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

Compensation and benefits increased $6.5 million, or 3%, compared to the 2005 period, after excluding the items discussed above. The increase reflects the combination of normal merit increases, higher accruals for incentive compensation, and increased pension costs, partially offset by lower health care expenses. On September 29, 2006, People’s United Financial contributed $91.5 million to its employee retirement plan, representing the maximum deductible contribution per Internal Revenue Service rules.

Professional and outside service fees decreased $1.8 million, or 7%, compared to the 2005 period, reflecting lower utilization of information technology contractors and lower costs for People’s United Financial’s declining national consumer loan portfolio, partially offset by higher legal costs related to People’s United Financial’s conversion to a federal charter and costs related to infrastructure initiatives.

The increase in other non-interest expense compared to 2005 primarily reflects a $2.0 million increase in the amortization of equipment leased to PCLC customers, partially offset by lower operational charge-offs.

The $2.0 million goodwill impairment charge in 2005 related to the decision to combine Olson Mobeck Investment Advisors, Inc. with one of People’s United Financial’s other businesses in the consumer financial services business segment.

Discontinued Operations

Income from discontinued operations, net of income taxes, totaled $1.5 million, $2.3 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income from discontinued operations for the year ended December 31, 2006 includes an after-tax charge of $0.5 million and for the year ended December 31, 2005 includes after-tax income of $6.2 million from the resolution of contingencies related to the sale of People’s United Financial’s credit card business in 2004. See Note 24 to the Consolidated Financial Statements.

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income. Recoveries, net of collection costs, totaled $2.3 million, $4.1 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As the level of recoveries continues to decline due to the aging and diminishing pool of charged-off accounts, discontinued operations results are not expected to be reported separately in the Consolidated Statements of Income in future periods.

Income Taxes

Income tax expense from continuing operations totaled $75.5 million, $57.8 million and $64.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income tax benefits of $2.4 million and $2.0 million are included in income tax expense from continuing operations for the years ended December 31, 2006 and 2005, respectively. These benefits relate to certain prior-year tax matters, including the completion of federal tax audits in 2005 and 2004.

Excluding these benefits from the respective years, People’s United Financial’s effective income tax rate from continuing operations would have been 33.6%, 33.5% and 34.8% for the years ended December 31, 2007, 2006 and 2005, respectively. The lower effective income tax rates for 2007 and 2006 compared to 2005 primarily reflects the higher level of tax-exempt bank-owned life insurance income earned in 2007 and 2006. People’s United Financial’s effective income tax rate is expected to increase slightly beginning in 2008 due to a higher level of non-deductible expenses and an increase in state income tax liability, both resulting from the Chittenden acquisition.

Income tax expense for all three years reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary of People’s United Bank. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax.

Earning Assets

The discussion of earning assets has been grouped into Treasury, Consumer Financial Services and Commercial Banking.

Treasury—Securities

	2007		2006		2005
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$18.7	$18.7	$29.6	$29.6	$27.3	$27.3

Securities held to maturity:
Corporate and other	0.6	0.6	1.1	1.1	1.3	1.3
Mortgage-backed securities	—	—	—	—	0.1	0.1

Total securities held to maturity	0.6	0.6	1.1	1.1	1.4	1.4

Securities available for sale:
Debt securities:
U.S. Treasury and agency	22.0	22.0	25.9	25.9	295.0	287.7
Mortgage-backed securities and collateralized mortgage obligations (“CMOs”)	—	—	—	—	1,036.7	1,014.9

Total debt securities	22.0	22.0	25.9	25.9	1,331.7	1,302.6

Equity securities:
FHLB stock	19.5	19.5	20.1	20.1	30.6	30.6
Other	0.5	0.7	0.6	0.8	0.9	1.1

Total equity securities	20.0	20.2	20.7	20.9	31.5	31.7

Total securities available for sale	42.0	42.2	46.6	46.8	1,363.2	1,334.3
Net unrealized gain (loss) on securities available for sale	0.2	—	0.2	—	(28.9)	—

Total securities available for sale, at fair value	42.2	42.2	46.8	46.8	1,334.3	1,334.3

Total securities	$61.5	$61.5	$77.5	$77.5	$1,363.0	$1,363.0

People’s United Financial has historically utilized the securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, interest rate risk management, asset diversification and tax planning. Securities available for sale are used as part of People’s United Financial’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

People’s United Financial primarily invests in debt securities rated in the four highest categories assigned by a nationally recognized statistical ratings organization. Management has internal guidelines for the credit quality and duration of People’s United Financial’s debt securities portfolio and monitors these on a regular basis.

People’s United Financial strives to maintain an appropriate balance between loan portfolio growth and core deposit funding. People’s United Financial’s management currently believes that, other than for transitional deployment of excess core deposits or excess equity, a large securities portfolio funded with wholesale borrowings provides limited economic value. As part of this focus, People’s United Financial has reduced its securities portfolio by $3.2 billion since December 31, 2002 and increased its loans by $2.3 billion over the same period. People’s United Financial has also reduced borrowings by $2.4 billion since year-end 2002.

At December 31, 2007, People’s United Financial’s securities portfolio totaled $61 million, or less than one-half of one percent of total assets, and had no wholesale borrowings, which represent positions well below industry averages.

At December 31, 2006, People’s United Financial’s securities portfolio totaled $78 million, a $1.3 billion, or 88%, decline from year-end 2005. In 2006, People’s United Financial sold approximately $1.1 billion of debt securities as part of the restructuring of its balance sheet. Realized losses from these sales of $27.4 million are included in net security losses in the Consolidated Statements of Income.

At December 31, 2007 and 2006, the book value and the market value of the securities available for sale portfolio were approximately equivalent, compared to net unrealized losses of $28.9 million at year-end 2005. The significant reduction in the unrealized loss in 2006 reflects the sale of securities during 2006 and the resulting significantly smaller securities portfolio. All unrealized gains and those unrealized losses representing temporary declines in value are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a much smaller scale due to the size and short duration of the portfolio. The duration of the debt securities portfolio was approximately 0.02 years at December 31, 2007, compared to 0.07 years at December 31, 2006. For a discussion of the regulatory capital treatment of unrealized gains and losses, see “Capital” on page 68.

Lending Activities

People’s United Financial conducts its lending activities through its two major business segments that constitute its core businesses: Consumer Financial Services and Commercial Banking. People’s United Financial’s lending activities consist of originating loans secured by residential and commercial properties, and extending secured and unsecured loans to consumers and businesses.

Total loans decreased $422 million, or 5%, in 2007 compared to 2006, after increases of 9% in 2006 and 8% in 2005. The decrease in 2007 reflects a decline of $758 million, or 15%, in Consumer Financial Services, partially offset by an increase of $336 million, or 8%, in Commercial Banking. The $687 million decrease in residential mortgage loans in 2007 reflects People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans due to the low spreads on such loans in the current interest rate environment.

The following table summarizes the loan portfolio. Amounts represent gross loans before deducting the allowance for loan losses.

As of December 31 (in millions)	2007	2006	2005	2004	2003
Consumer Financial Services:
Residential mortgage:
Adjustable rate	$3,123.8	$3,805.6	$3,410.8	$3,156.6	$2,940.0
Fixed rate	89.1	94.5	97.1	109.8	149.1

Total residential mortgage	3,212.9	3,900.1	3,507.9	3,266.4	3,089.1

Consumer	1,250.8	1,321.3	1,257.5	1,140.0	980.5

Commercial Banking:
Commercial real estate	1,885.6	1,786.7	1,778.3	1,838.1	1,699.9
Commercial and industrial lending	1,618.9	1,493.8	1,394.5	1,235.9	1,035.2
Equipment financing	981.5	869.8	634.7	453.0	300.3

Total commercial banking	4,486.0	4,150.3	3,807.5	3,527.0	3,035.4

Total loans	$8,949.7	$9,371.7	$8,572.9	$7,933.4	$7,105.0

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of loans as of December 31, 2007.

As of December 31, 2007 (in millions)	Consumer Financial Services	Commercial Banking	Total
Amounts due:
One year or less	$174.5	$673.6	$848.1

After one year:
One to five years	169.2	1,679.8	1,849.0
Over five years	4,120.0	2,132.6	6,252.6

Total due after one year	4,289.2	3,812.4	8,101.6

Total	$4,463.7	$4,486.0	$8,949.7

The following table presents, as of December 31, 2007, loan amounts due after December 31, 2007, and whether these loans have fixed interest rates or adjustable interest rates.

(in millions)	Fixed	Adjustable	Total
Consumer Financial Services	$371.8	$3,917.4	$4,289.2
Commercial Banking	2,059.8	1,752.6	3,812.4

Total loans due after one year	$2,431.6	$5,670.0	$8,101.6

Consumer Financial Services

Residential Mortgage Lending

People’s United Financial offers its customers a wide range of residential mortgage loan products. These include conventional fixed rate loans, jumbo fixed rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable rate loans, sometimes referred to as ARM loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Authority insured loans and Connecticut Housing Finance Authority loans.

People’s United Financial originates these loans through its network of branches and calling officers, as well as in the wholesale market, which accounted for approximately 21%, 66% and 59% of People’s United Financial’s mortgage loan originations for 2007, 2006 and 2005, respectively. The decline in wholesale originations reflects People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans.

At December 31, 2007 and 2006, 91% and 92%, respectively, of the residential mortgage loan portfolio was secured by properties located in Connecticut. Included in residential mortgage loans are construction loans totaling $96 million and $188 million at December 31, 2007 and 2006, respectively. In 2007, People’s United Financial’s level of residential mortgage originations declined to $431 million, compared to $1.1 billion in 2006 and $1.4 billion in 2005.

The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable rate loans accounted for 27% of total residential mortgage originations in 2007, compared to 77% and 73% for 2006 and 2005, respectively.

At December 31, 2007, the residential mortgage loan portfolio included $1.8 billion of interest-only loans of which $158 million are stated income loans, compared to $2.1 billion and $180 million respectively, at December 31, 2006. People’s United Financial’s underwriting practices and credit review standards for such loans are generally consistent with those applied to other types of residential mortgage loan products.

People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements are more restrictive for interest-only loans than for amortizing adjustable rate mortgages. More specifically, properties must be single-family and owner-occupied primary residences, loan-to-value ratios are lower, higher credit scores are required, post closing reserve requirements are greater, and there are limits on cash-out refinances as compared to amortizing adjustable rate mortgages. Amortization of an interest-only loan begins after the initial interest rate change (e.g. after 5 years for a 5/1 adjustable rate mortgage).

Stated income loans represent a form of reduced documentation loan that requires a potential borrower to complete a standard mortgage application with full verification of the borrower’s asset information as contained in the loan application, but no verification of the provided income information. As with interest-only loans, underwriting guidelines for stated income loans require properties to be single-family and owner-occupied primary residences with lower loan-to-value ratios and higher credit scores. In addition, stated income loans require the receipt of an appraisal for the real estate used as collateral and a credit report on the prospective borrower.

People’s United Financial’s loan loss experience within the residential mortgage portfolio in 2007 was consistent with the level of loan losses sustained in prior years and continues to be primarily attributable to a small number of loans.

Adjustable rate residential loans at December 31, 2007 decreased $682 million compared to year-end 2006, while fixed-rate mortgage loans decreased $5 million. Total adjustable rate residential loans increased $395 million in 2006 compared to year-end 2005, while fixed-rate mortgage loans decreased $3 million.

Historically, People’s United Financial has held virtually all of the adjustable-rate residential mortgage loans that it originates on its balance sheet and has sold virtually all of the fixed-rate residential mortgage loans that it originates into the secondary market. In 2006, People’s United Financial completed a reassessment of its pricing with respect to adjustable-rate residential mortgage loans in light of the prevailing interest rate environment at that time. As a result, People’s United Financial made the decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. People’s United Financial continues to actively offer residential mortgage loans of all types through its extensive distribution system. However, the level of adjustable-rate residential mortgage loans it originated was reduced significantly in 2007 and may decline further.

Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. The continued performance of the residential mortgage loan portfolio in 2008 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2007 (percent)

Consumer Lending

As of December 31 (in millions)	2007	2006
Home equity credit lines	$938.5	$1,010.8
Second mortgages	285.9	279.8
Personal installment loans	10.8	14.1
Other loans	15.6	16.6

Total consumer	$1,250.8	$1,321.3

People’s United Financial offers Connecticut-based customers home equity credit lines and second mortgage loans, and to a lesser extent, other forms of installment and revolving credit loans. In the first quarter of 2006, People’s began offering home equity credit lines and loans in Massachusetts and New York. Future growth of People’s United Financial’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies, as well as the success of People’s United Financial’s marketing programs and information-based strategies.

At both December 31, 2007 and 2006, approximately 99% of the consumer loan portfolio was to customers located in Connecticut. The decrease in consumer loans primarily reflects a decline in home equity lending. Home equity loans decreased $66 million, or 5%, since year-end 2006, following a nationwide pattern.

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending and equipment financing by PCLC. Shared national credits are included in the commercial real estate and commercial and industrial lending portfolios. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years.

Commercial Real Estate

As of December 31 (in millions)	2007	2006
Property Type:
Residential	$514.3	$513.6
Retail	460.7	390.7
Office buildings	409.3	360.0
Industrial/manufacturing	184.6	184.8
Self storage/industrial	97.8	97.8
Special use	71.5	47.4
Land	52.3	61.4
Health care	47.2	53.9
Hospitality and entertainment	36.6	61.8
Other properties	11.3	15.3

Total commercial real estate	$1,885.6	$1,786.7

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any loan type, term, industry, or to any individual borrower. Historically, People’s United Financial’s primary strategy has been to focus on lending in the state of Connecticut and adjacent states that represent its home market. In addition, People’s United Financial will purchase interests in out-of-state loan participations. Included in commercial real estate loans are shared national credits totaling $284 million, $209 million and $143 million at December 31, 2007, 2006 and 2005, respectively. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio was in the residential sector, which represented 27% of this loan portfolio at December 31, 2007, compared to 29% at December 31, 2006 and 25% at year-end 2005.

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

At December 31, 2007, approximately 65% of People’s United Financial’s commercial real estate portfolio was secured by properties located in Connecticut, compared to approximately 68% at December 31, 2006. In addition, approximately 16% of the commercial real estate portfolio was secured by properties located in New York and Florida at December 31, 2007 and no other state exposure was greater than 5%. Included in the commercial real estate portfolio are construction loans totaling $607 million, $541 million and $512 million at December 31, 2007, 2006 and 2005, respectively.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, Connecticut’s economy. The commercial real estate portfolio increased 6% in 2007 after slightly (0.5%) increasing in 2006 and decreasing 3% in 2005. People’s United Financial’s continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment in Connecticut and may be adversely impacted if the economy slows in 2008.

Commercial Real Estate Diversification

As of December 31, 2007 (percent)

Commercial and Industrial Lending

As of December 31 (in millions)	2007	2006
Industry:
Finance, insurance and real estate	$425.6	$354.7
Manufacturing	386.1	412.1
Service	268.6	230.2
Wholesale distribution	153.3	119.9
Retail sales	121.9	113.6
Health services	115.4	108.5
Arts/entertainment/recreation	51.7	61.8
Transportation/utility	41.5	26.4
Other	54.8	66.6

Total commercial and industrial lending	$1,618.9	$1,493.8

People’s United Financial provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

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

In 2007, the commercial and industrial lending portfolio increased $125 million, or 8%, compared to increases of $100 million, or 7%, in 2006 and $159 million or 13% in 2005. The increase in 2007 includes an $86 million, or 23%, increase in shared national credits, compared to an increase of $47 million, or 15%, for the full year of 2006. Included in commercial lending are shared national credits totaling $454 million, $368 million and $321 million at December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, approximately 66% of the commercial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 66% and 69% at December 31, 2006 and 2005, respectively. Commercial loan exposure in the states of California and New York totaled 16% at December 31, 2007 and no other state exposure was greater than 5%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending portfolio may be adversely impacted if the economy slows in 2008.

Commercial and Industrial Lending Diversification

As of December 31, 2007 (percent)

Commercial and Industrial Lending Portfolio

As of December 31 (dollars in millions)

Shared National Credits

At December 31, 2007, the shared national credits loan portfolio totaled $738 million, compared to $577 million and $464 million at December 31, 2006 and 2005, respectively, and represented 16%, 14% and 12% of the total Commercial Banking loan portfolio at the respective dates. As discussed above, included in the shared national credits portfolio at December 31, 2007, 2006 and 2005 were commercial loans totaling $454 million, $368 million and $321 million, respectively, and commercial real estate loans totaling $284 million, $209 million and $143 million, respectively. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years.

People’s United Financial will purchase interests in shared national credits from and to other financial institutions having comparable asset quality standards. At December 31, 2007, the shared national credits loan portfolio consisted only of loans purchased from other financial institutions.

At December 31, 2007, approximately $53 million, or 7%, of the shared national credits loan portfolio consisted of borrowers who are headquartered in Connecticut, while approximately $346 million, or 47%, consisted of borrowers located in California, Florida and New York. No other state exposure was greater than 8%.

PCLC

As of December 31 (in millions)	2007	2006
Industry:
Printing	$340.8	$308.9
Transportation/utility	278.8	209.5
General manufacturing	143.7	141.6
Retail sales	95.5	85.7
Packaging	77.0	76.7
Service	25.8	28.2
Wholesale distribution	13.2	12.4
Health services	6.7	6.8

Total PCLC	$981.5	$869.8

PCLC provides equipment financing for customers in 48 states, specializing in financing for the printing, transportation/utility, general manufacturing, retail sales and packaging industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of the overall portfolio. At December 31, 2007, approximately 2% of the portfolio consisted of loans to Connecticut-based businesses, while approximately 42% were loans to customers located in Texas, California, Florida, Illinois and New York. No other state exposure was greater than 5%.

The PCLC portfolio grew $112 million, or 13%, in 2007, after increasing $235 million, or 37%, in 2006 and $182 million, or 40%, in 2005, reflecting management’s decision to grow this portfolio. Operating on a national scale, PCLC represented 22% of the Commercial Banking loan portfolio at December 31, 2007, compared to 21% and 17% at year-end 2006 and 2005, respectively. Based on the level of growth in this portfolio, the percentage increase in 2008 may not continue at recent levels.

PCLC Diversification

As of December 31, 2007 (percent)

PCLC Loan Portfolio

As of December 31 (dollars in millions)

Asset Quality

The past several months have been marked by significant volatility in the financial and capital markets. This volatility has been attributable to a number of factors, including the fallout associated with the subprime mortgage market. This disruption has, in turn, led to credit and liquidity concerns which have resulted in a significant deterioration in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market People’s United Financial has ever pursued. Further, People’s United Financial has avoided exposure to similar, high-risk Alt-A loans and structured investment vehicles.

While People’s United Financial continues to adhere to prudent underwriting standards, the loan portfolio is geographically diverse and, therefore, is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a sharp downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease net interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

People’s United Financial actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given risk classification while collection operations focus on minimizing losses once an account becomes delinquent.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is believed to be adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial independent loan review function; an evaluation of non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions.

Although People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2007	2006	2005	2004	2003
Beginning allowance for loan losses	$74.0	$75.0	$72.5	$70.5	$69.2

Charge-offs:
Commercial	(7.0)	(5.2)	(0.9)	(0.6)	(1.2)
Consumer	(2.7)	(3.4)	(4.9)	(9.7)	(16.8)
PCLC	(1.8)	(0.6)	(3.1)	(1.5)	(2.0)
Commercial real estate	—	—	(0.1)	(3.2)	—
Residential mortgage	—	(0.1)	(0.1)	(0.2)	(0.1)

Total charge-offs	(11.5)	(9.3)	(9.1)	(15.2)	(20.1)

Recoveries:
Commercial	0.3	0.4	0.4	0.3	1.4
Consumer	1.1	1.6	2.0	2.8	2.9
PCLC	0.1	0.3	0.3	0.5	0.1
Commercial real estate	0.1	2.5	0.1	0.1	0.2
Residential mortgage	0.6	0.1	0.2	0.2	0.1

Total recoveries	2.2	4.9	3.0	3.9	4.7

Net loan charge-offs	(9.3)	(4.4)	(6.1)	(11.3)	(15.4)
Provision for loan losses	8.0	3.4	8.6	13.3	16.7

Ending allowance for loan losses	$72.7	$74.0	$75.0	$72.5	$70.5

Allowance for loan losses as a percentage of total loans	0.81%	0.79%	0.87%	0.91%	0.99%
Allowance for loan losses as a percentage of non-performing loans	357.8	327.9	352.5	264.6	208.4

The provision for loan losses in 2007 totaled $8.0 million, a $4.6 million increase compared to $3.4 million in 2006. The 2007 period reflects $9.3 million in net loan charge-offs, partially offset by a $1.3 million reduction in the allowance for loan losses. The 2006 period reflected net loan charge-offs of $4.4 million and a $1.0 million reduction in the allowance for loan losses. Net loan charge-offs increased $4.9 million in 2007 compared to 2006. The allowance for loan losses as a percentage of total loans was 0.81% at December 31, 2007 and 0.79% at December 31, 2006.

Commercial loan net charge-offs in 2007 include a $5.9 million charge-off relating to one commercial banking loan that was placed on non-accrual status in the fourth quarter of 2006 as previously disclosed.

Consumer loan net charge-offs decreased $0.2 million, or 10%, in 2007, as decreases of $0.3 million and $0.2 million in national consumer loan net charge-offs and charge-offs related to consumer overdrafts, respectively, were partially offset by a $0.2 million increase in home equity loan net charge-offs.

Net loan charge-offs as a percentage of average total loans equaled 0.10% in 2007, up from 0.05% in 2006, reflecting the $4.9 million increase in net loan charge-offs and the impact on the ratio of a $120 million, or 1%, increase in average loans, both as compared to 2006. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

The provision for loan losses decreased $5.2 million in 2006 compared to 2005, reflecting lower net loan charge-offs in 2006 and a $1.0 million reduction in the allowance for loan losses in 2006, compared to a $2.5 million increase in the allowance for loan losses in 2005. Net loan charge-offs in 2006 declined $1.7 million, or 28%, compared to 2005. Commercial loan net charge-offs in 2006 reflect a $4.0 million charge-off relating to one commercial banking loan that was placed on non-accrual status in the second quarter of 2006. Consumer loan net charge-offs decreased $1.2 million, or 39%, reflecting a $1.9 million decrease in national consumer loan net charge-offs.

Net loan charge-offs as a percentage of average total loans decreased 2 basis points to 0.05% in 2006 compared to 0.07% in 2005. In addition to the $1.7 million decrease in net loan charge-offs, the improvement in the net loan charge-off ratio reflected a $715 million, or 9%, increase in average total loans.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2007	2006	2005	2004	2003
Commercial	0.44%	0.34%	0.04%	0.03%	(0.02)%
PCLC	0.19	0.04	0.54	0.27	0.77
Consumer	0.13	0.14	0.24	0.66	1.48
Commercial real estate	(0.01)	(0.14)	—	0.18	(0.02)
Residential mortgage	(0.02)	—	—	—	—

Total portfolio	0.10%	0.05%	0.07%	0.15%	0.22%

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	2007		2006		2005		2004		2003
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial real estate	$27.9	21.0%	$27.5	19.1%	$30.5	20.7%	$30.5	23.1%	$28.0	23.9%
Commercial	24.7	18.1	27.5	15.9	25.5	16.3	23.5	15.6	21.5	14.6
PCLC	18.3	11.0	16.0	9.3	13.0	7.4	10.5	5.7	8.5	4.2
Consumer	1.1	14.0	2.0	14.1	3.0	14.7	5.0	14.4	9.5	13.8
Residential mortgage	0.7	35.9	1.0	41.6	3.0	40.9	3.0	41.2	3.0	43.5

Total allowance for loan losses	$72.7	100.0%	$74.0	100.0%	$75.0	100.0%	$72.5	100.0%	$70.5	100.0%

Based on a review of trends in key factors used in determining the adequacy of the allowance for loan losses allocated by type of loan, including portfolio growth and changes in risk classifications, People’s United Financial decreased the allowance for loan losses and the provision for loan losses by $2.8 million for the commercial loan portfolio (reflecting the favorable resolution of one non-performing commercial loan discussed above), by $0.3 million for the residential mortgage loan portfolio and by $0.9 million for the consumer loan portfolio (reflecting continued decreases in the national consumer loan portfolio balances). These decreases were partially offset by an increase to the allowance for loan losses and a corresponding increase to the provision for loan losses by $2.3 million for the PCLC loan portfolio (reflecting loan growth in 2007) and by $0.2 million for the commercial real estate loan portfolio. As a result of these changes, the total allowance for loan losses declined by $1.3 million in 2007.

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

People’s United Financial historical experience suggests that a portion of these assets will eventually be recovered. All non-performing loans are in various stages of collection, workout, settlement or foreclosure. When loan workout efforts are exhausted and it is determined that the borrower is unable to repay the obligation, People’s United Financial will complete foreclosure procedures, if applicable. Restructured commercial and commercial real estate loans are those for which concessions to below market terms, such as below market interest rates or deferral of interest, have been granted due to the borrowers’ financial condition.

Non-Performing Assets

The following table presents information regarding non-accrual loans, restructured loans, real estate owned and repossessed assets:

As of December 31 (dollars in millions)	2007	2006	2005	2004	2003
Non-accrual loans:
Residential mortgage	$8.9	$6.7	$6.7	$7.5	$11.4
Commercial real estate	3.7	0.2	5.8	8.7	11.4
Consumer	3.3	1.7	1.3	0.9	2.5
PCLC	3.1	2.1	6.2	5.1	4.2
Commercial	1.3	11.9	1.3	5.2	3.3

Total non-accrual loans	20.3	22.6	21.3	27.4	32.8
Restructured loans	—	—	—	—	1.0

Total non-performing loans	20.3	22.6	21.3	27.4	33.8
Real estate owned (“REO”) and repossessed assets, net	5.8	0.1	0.7	1.2	0.5

Total non-performing assets	$26.1	$22.7	$22.0	$28.6	$34.3

Non-performing loans as a percentage of total loans	0.23%	0.24%	0.25%	0.35%	0.48%
Non-performing assets as a percentage of total loans, REO and repossessed assets	0.29	0.24	0.26	0.36	0.48
Non-performing assets as a percentage of stockholders’ equity and allowance for loan losses	0.58	1.61	1.62	2.25	3.20

Total non-performing assets increased $3.4 million, or 15%, from December 31, 2006 and were 0.29% of total loans, real estate owned and repossessed assets at December 31, 2007. Increases in non-performing commercial real estate loans of $3.5 million, REO and repossessed assets of $5.7 million, non-performing PCLC loans of $1.0 million and non-performing residential mortgage loans of $2.2 million, were partially offset by a decrease of $10.6 million in non-performing commercial loans. The decrease in non-performing commercial loans primarily reflects the $5.9 million charge-off related to one loan discussed above. The increase in non-performing commercial real estate loans reflects one loan totaling $3.4 million that was classified as non-performing in 2007. The increase in REO and repossessed assets primarily reflects the repossession of a printing press and ancillary equipment from one borrower and the transfer to real estate owned of the real estate securing the remaining balance of the non-performing commercial loan discussed above.

Total non-performing assets at December 31, 2006 increased $0.7 million, or 3%, from December 31, 2005 and improved 2 basis points to 0.24% of total loans, real estate owned and repossessed assets at December 31, 2006. Reductions of $5.6 million and $4.1 million in non-performing commercial real estate and PCLC loans, respectively, were essentially offset by a $10.6 million increase in non-performing commercial loans. The net increase in non-performing commercial loans since December 31, 2005 reflects one $10.6 million loan that was classified as non-performing in the fourth quarter of 2006. The decrease in non-performing commercial real estate loans since December 31, 2005 reflects the favorable resolution of one non-performing loan that generated a $2.3 million cash recovery.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets.

At December 31, 2007, 2006, 2005, 2004 and 2003, People’s United Financial’s portfolio did not include any loans, not included in the table above, which are “troubled debt restructurings” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

As of December 31, 2007, if all non-accruing loans had been current in accordance with their terms and had been outstanding throughout 2007 or since origination if held for part of the year, the gross interest income that would have been recorded in 2007 on such loans would have amounted to approximately $2.3 million. The amount of interest income on the non-accruing loans included in net income in 2007 was $0.7 million.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United Financial’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Capital and Market Risk Management.

Funding

At the current time, People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 98% of total assets at December 31, 2007. Borrowings also are an available source of funding. Based on People’s United Bank’s membership in the Federal Home Loan Bank of Boston and the level of qualifying collateral available at December 31, 2007, People’s United Bank had up to $3.1 billion of borrowing capacity in the form of advances from the Federal Home Loan Bank of Boston and Federal Reserve Bank, and repurchase agreements. People’s United Bank also had unsecured borrowing capacity of $1.1 billion at December 31, 2007.

Deposits

	2007		2006		2005
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Core deposits:
Non-interest-bearing	$2,136.8	—%	$2,269.0	—%	$2,299.0	—%
Savings, interest-bearing checking and money market	2,997.3	1.44	3,192.0	1.39	3,749.8	1.29

Total	5,134.1	0.84	5,461.0	0.81	6,048.8	0.80

Time deposits maturing:
Within 6 months	2,428.3	4.67	2,282.7	4.50	1,299.5	2.94
After 6 months but within 1 year	1,033.6	4.56	980.2	4.63	958.1	3.44
After 1 but within 2 years	158.4	3.74	220.8	3.65	496.4	3.64
After 2 but within 3 years	37.0	3.54	45.4	3.14	89.1	2.86
After 3 years	43.9	4.03	49.2	3.88	61.4	3.47

Total	3,701.2	4.58	3,578.3	4.46	2,904.5	3.23

Total core deposits	8,835.3	2.41	9,039.3	2.26	8,953.3	1.59
Non-core deposits	45.3	0.87	43.3	0.98	129.3	2.07

Total deposits	$8,880.6	2.40%	$9,082.6	2.25%	$9,082.6	1.59%

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to individuals, corporations and municipalities. People’s United Financial provides customers access to their deposits through 79 traditional branches, 75 full-service Stop & Shop supermarket branches, seven limited-service branches, over 250 ATMs, telephone banking and an Internet banking site that is fully integrated with People’s United Financial’s brokerage subsidiary, PSI.

Core deposits equaled 65% and 85% of total assets at December 31, 2007 and 2006, respectively. While core deposits declined by $204 million, or 2%, from year-end 2006, the change in the relative percentage of total assets reflects the $2.9 billion increase in total assets primarily with the net proceeds from the second-step conversion. Core deposits and stockholders’ equity constituted over 99% of People’s United Financial’s funding base at December 31, 2007 and over 98% at December 31, 2006.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2007, People’s United Financial’s statewide network of Stop & Shop branches held deposits totaling $2.1 billion and deposits in supermarket branches open for more than one year averaged $28 million per store.

In 2007, People’s United Financial expanded into Westchester County in New York State by opening 2 new traditional branches in Scarsdale and Mount Kisco. People’s United Financial plans to continue its branch expansion by opening both traditional and Stop & Shop branches in Connecticut and traditional branches in New York.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing core deposits equaled 24% and 25% of core deposits at December 31, 2007 and 2006, respectively.

Time deposits of $100,000 or more totaled $972 million at December 31, 2007, of which $463 million mature within three months, $234 million mature after three months but within six months, $243 million mature after six months but within one year and $32 million mature after one year. There were no brokered certificates of deposit at December 31, 2007, 2006 and 2005.

Commercial deposits fund a significant portion of the loan portfolio. Average non-interest-bearing commercial deposits totaled $883 million in 2007, a $56 million, or 6%, decrease compared to 2006. Average non-interest-bearing commercial deposits decreased by $43 million, or 4%, in 2006, after increasing by $43 million, or 5%, in 2005. The decreases in 2007 and 2006 are reflective of the interest rate environment in each year.

The following table presents, by rate category, time deposits as of December 31, 2007.

As of December 31 (in millions)	2007
3.00% or less	$253.5
3.01% to 3.50%	119.0
3.51% to 4.00%	265.4
4.01% to 4.50%	570.5
4.51% to 5.00%	1,906.3
5.01% to 5.50%	590.9

Total	$3,705.6

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2007.

	Period to Maturity from December 31, 2007
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
3.00% or less	$77.8	$57.1	$69.8	$33.8	$13.1	$1.9	$253.5
3.01% to 3.50%	24.0	24.0	35.0	30.6	5.4	—	119.0
3.51% to 4.00%	37.0	88.2	62.6	28.7	13.6	35.3	265.4
4.01% to 4.50%	171.6	187.8	148.7	60.2	1.8	0.4	570.5
4.51% to 5.00%	1,063.0	419.9	413.4	3.3	2.0	4.7	1,906.3
5.01% to 5.50%	156.9	125.2	304.3	1.8	1.1	1.6	590.9

Total	$1,530.3	$902.2	$1,033.8	$158.4	$37.0	$43.9	$3,705.6

Total Core Deposits

As of December 31 (dollars in millions)

Non-Interest-Bearing Deposits

As of December 31 (dollars in millions)

Borrowings

	2007		2006		2005
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overnight federal funds purchased	$—	—%	$4.1	5.15%	$269.9	3.94%
FHLB advances maturing within 1 month	—	—	—	—	25.0	4.00

Total borrowings	$—	—%	$4.1	5.15%	$294.9	3.94%

People’s United Financial had no outstanding borrowings at December 31, 2007, compared to $4.1 million, or less than 0.5% of total assets at December 31, 2006. People’s United Financial uses federal funds purchased as a source of funds, which are typically unsecured overnight loans among banks. Sources include three of the twelve regional Federal Home Loan Banks and several money center and large regional banks.

In previous years, People’s United Financial’s primary source for borrowings was advances from the Federal Home Loan Bank of Boston, which provides credit for member institutions within its assigned region. People’s United Financial’s outstanding Federal Home Loan Bank advances at December 31, 2005 represented less than one-half of one percent of total assets. At December 31, 2007 and 2006, there were no outstanding Federal Home Loan Bank advances. The average balances of People’s United Financial’s advances from the Federal Home Loan Bank of Boston during 2007, 2006 and 2005 were $0.1 million, $47 million and $50 million, respectively, and the maximum Federal Home Loan Bank advances outstanding during 2007, 2006 and 2005 were $1 million, $155 million and $190 million, respectively.

Another source of funds in previous years has been repurchase agreements. These transactions involve the sale of securities to broker/dealers under agreements to repurchase the same (or substantially the same) securities. Repurchase agreements with broker/dealers are limited to Reporting Federal Reserve Dealers in government securities that have been approved by People’s United Financial’s Board of Directors.

Subordinated Notes

At December 31, 2007 and 2006, People’s United Bank had $65 million of 9.875% subordinated notes outstanding. These subordinated notes are due in 2010 and are unsecured general obligations of People’s United Bank with interest payable semi-annually, are subordinated to the claims of depositors and People’s United Bank’s other creditors and are not redeemable prior to maturity. They qualify, up to certain limits, as supplementary (tier 2) capital for risk-based capital purposes.

Contractual Cash Obligations

The following table is a summary of People’s United Financial’s contractual cash obligations, other than deposit liabilities, including operating leases. Additional information concerning these contractual cash obligations is included in Notes 11, 12 and 21 to the Consolidated Financial Statements. Purchase obligations included in the table represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2007 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Subordinated notes	$65.4	$—	$65.4	$—	$—

Total on-balance-sheet	65.4	—	65.4	—	—
Operating leases	154.4	24.7	46.4	30.5	52.8
Purchase obligations	98.1	38.3	36.4	19.9	3.5

Total	$317.9	$63.0	$148.2	$50.4	$56.3

FIN 48 income tax liabilities totaling $1.4 million, including related interest and penalties, are not included in the above table as the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements for further discussion of People’s United Financial’s uncertain income tax positions.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2007, People’s United Financial’s liquid assets included $428 million in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $2.4 billion in cash and cash equivalents, $42 million in debt securities available for sale and $19 million in trading account securities. Securities available for sale with a total fair value of $22 million at December 31, 2007 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain core deposits and purchased funds at cost-effective rates that are diversified with respect to markets and maturities. Core deposits, which are considered the most stable source of liability liquidity, totaled $8.8 billion at December 31, 2007, compared to $9.0 billion at December 31, 2006 (representing 66% and 86% of total funding at the respective dates). While core deposits declined $204 million, or 2%, since year-end 2006, the change in relative percentage mix of total funding is primarily due to the substantial increase in stockholders’ equity with the net proceeds from the second-step conversion. Purchased funds can be used from time to time to diversify People’s United Financial’s funding mix and to support asset growth. Purchased funds totaled $45 million at December 31, 2007 and $47 million at December 31, 2006 (representing 0.3% and 0.5% of total funding at the respective dates).

People’s United Bank’s current sources of purchased funds include: federal funds purchased, advances from the Federal Home Loan Bank of Boston and the Federal Reserve Bank of New York, municipal deposits and repurchase agreements. At December 31, 2007, People’s United Bank’s borrowing limit from Federal Home Loan Bank and Federal Reserve Bank advances, and repurchase agreements totaled $3.1 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion.

At December 31, 2007, People’s United Bank had outstanding commitments to originate loans totaling $951 million and approved, but unused, lines of credit extended to customers totaling $2.7 billion (including $1.6 billion of home equity lines of credit). See Note 20 to the Consolidated Financial Statements.

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Earning Asset Mix

$12.5 billion as of December 31, 2007 (percent)

Funding Base

$13.4 billion as of December 31, 2007 (percent)

Capital

People’s United Financial’s total stockholders’ equity was $4.45 billion at December 31, 2007, a $3.11 billion net increase from December 31, 2006. This increase primarily reflects the $3.33 billion of net proceeds from the second-step conversion, net income of $150.7 million, a common stock contribution with a fair value of $40.0 million to The People’s United Community Foundation and a $29.4 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2006, partially offset by purchases of common stock for the ESOP and 2007 Recognition and Retention Plan totaling $343.9 million and dividends paid in 2007 of $131.1 million. The decrease in AOCL reflects a $16.8 million after-tax increase in net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefits, and a $12.6 million after-tax increase in the net unrealized gain on derivatives accounted for as cash flow hedges.

People’s United Financial’s total stockholders’ equity was $1.34 billion at December 31, 2006, a $51 million net increase compared to $1.29 billion at December 31, 2005. This increase primarily reflects net income of $124.0 million, partially offset by dividends paid in 2006 of $60.0 million and a $24.6 million increase in AOCL since December 31, 2005. The net increase in AOCL primarily reflects a $40.0 million after-tax increase from the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006, partially offset by a $18.9 million after-tax reduction in the net unrealized loss on securities available for sale due to the sales of securities in 2006.

Dividends declared and paid per common share (other than shares on which People’s Mutual Holdings waived receipt of dividends prior to completing the second-step conversion in April 2007) were $0.52, $0.46 and $0.40 for the years ended December 31, 2007, 2006 and 2005, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2007, 2006 and 2005 was 87.0%, 48.3% and 38.3%, respectively. The increase in the dividend payout ratio reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007. Stockholders’ equity equaled 32.8% of total assets at December 31, 2007, compared to 12.5% at December 31, 2006.

Capital Requirements. OTS capital regulations require federally chartered savings banks, such as People’s United Bank, to meet three minimum capital ratios:

Tangible Capital Ratio—A 1.5% tangible capital ratio, calculated as tangible capital to adjusted total assets.

Leverage (Core) Capital Ratio—A 4% leverage (core) capital ratio, calculated as core capital to adjusted total assets. The minimum leverage (core) capital ratio is reduced to 3% if the savings bank received the highest rating on its most recent safety and soundness examination.

Risk-Based Capital Ratio—An 8% total risk-based capital ratio, calculated as total capital to risk-weighted assets. For purposes of this calculation, total capital includes core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2007 to the OTS minimum requirements. In 2007, People’s United Financial made a $1.7 billion capital contribution to People’s United Bank from a portion of the net proceeds from the second-step conversion. People’s United Bank’s adjusted total assets, as defined, totaled $12.1 billion at December 31, 2007 and its risk-weighted assets, as defined, totaled $9.0 billion at December 31, 2007. At December 31, 2007, People’s United Bank exceeded each of its capital requirements.

As of December 31, 2007 (dollars in millions)	People’s United Bank			OTS Minimum Requirements
	Amount		Ratio	Amount	Ratio
Tangible capital	$2,903.8	(1)	24.1%	$180.8	1.5%
Leverage (core) capital	2,903.8	(1)	24.1	482.1	4.0
Total risk-based capital	3,001.0	(2)	33.4	719.2	8.0

(1)	Represents total stockholders’ equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized losses on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

People’s United Bank’s regulatory capital ratios at December 31, 2007 exceeded the OTS numeric criteria for classification as “well capitalized.” See Note 15 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2007 (percent)

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

The earnings projections are based on a static balance sheet and estimates of pricing levels for People’s United Bank’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s United Bank estimates its base case Income at Risk using current interest rates. Internal guidelines regarding IRR simulation specify that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 10% for a 100 basis point shift; 15% for a 200 basis point shift; and 20% for a 250 basis point shift.

The following table shows the estimated percentage increase (decrease) in People’s United Bank’s Income at Risk over a one-year simulation period beginning December 31, 2007.

Rate Change (basis points)	Percent Change in Income at Risk
+300	24.05%
+200	16.73
+100	8.14
-100	(6.47)
-200	(13.98)
-250	(18.31)

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

Internal guidelines limit the exposure of a decrease in MVE resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points – 10% of base case MVE; for 200 basis points—15% of base case MVE; and for 250 basis points – 20% of base case MVE.

The following table shows the estimated percentage decrease in People’s United Bank MVE, assuming various shifts in interest rates.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(3.57)%
+200	(1.78)
+100	(0.55)
-100	(0.62)
-200	(1.98)
-250	(2.67)

Management believes People’s United Bank’s interest rate risk position at December 31, 2007 represents an acceptable level of risk. However, given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Bank’s models.

People’s United Bank uses derivative financial instruments, including interest rate floors and interest rate swaps, as components of its IRR management. People’s United Bank has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At December 31, 2007, each of People’s United Bank’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

People’s United Bank is currently using interest rate floors and interest rate swaps to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. People’s United Bank is currently using interest rate floors to partially manage its exposure to a decrease in interest income resulting from declines in certain interest rates. These interest rate floors offer protection against a decline in interest income if the one-month LIBOR-index rate used to reprice certain floating-rate commercial loans declines below the strike rate on the interest rate floors. If the one-month LIBOR-index rate falls below the specified strike rate, People’s United Bank would receive an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate, which in effect, would offset the decline in interest income earned on the hedged floating rate commercial loans from the decline in interest rates. Interest rate floors are accounted for as cash flow hedges.

Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the funding liabilities from a variable interest rate into a fixed interest rate and consequently reduce People’s United Bank’s exposure to increases in interest rates and their effect on interest income and interest expense. Interest rate swaps are accounted for as fair value hedges.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Bank in its management of IRR. Also see Note 20 to the Consolidated Financial Statements.

As of and for the year ended December 31, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at year end	$700.0	$6.7	$13.1
Weighted average remaining term to maturity (in months)	37	65	1
Decrease in pre-tax income	$(3.1)	$—	$—
Fair value:
Recognized as an asset	27.6	—	0.1
Recognized as a liability	—	0.4	—

As of and for the year ended December 31, 2006 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at year end	$700.0	$6.9	$13.1
Weighted average remaining term to maturity (in months)	49	77	2
Decrease in pre-tax income	$(0.8)	$—	$—
Fair value:
Recognized as an asset	11.5	—	—
Recognized as a liability	—	0.2	0.3

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over financial reporting for People’s United Financial, Inc. Management maintains a system of internal control over financial reporting, including an internal audit function, which is designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized, and that accounting records are reliable for the preparation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control – Integrated Framework issued by the COSO.

/s/ Philip R. Sherringham
Philip R. Sherringham
President, Chief Executive Officer and Chief Financial Officer

February 28, 2008

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The individual providing the certification included as exhibits to this report (the “Certifying Officer”) has concluded that the design and operation of People’s United Financial’s disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by People’s United Financial in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner. This conclusion is based on an evaluation of People’s United Financial’s disclosure controls and procedures conducted under the supervision and with the participation of the Certifying Officer.

During the quarter ended December 31, 2007, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, People’s United Financial’s internal control over financial reporting.

People’s United Financial’s Management’s Report on Internal Control over Financial Reporting appears on page 73 and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that Janet M. Hansen, a member of the Audit Committee of the Board, is an “audit committee financial expert” and is “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 11, 2008.

John P. Barnes, age 52, became a Senior Executive Vice President (Chief Administrative Officer) on January 1, 2008. Mr. Barnes was an Executive Vice President of Chittenden Corporation Services Group since 1997. Mr. Barnes has served in various capacities for Chittenden Corporation since 1983.

David A. Bodor, age 61, became an Executive Vice President (Chief Credit Officer) on January 1, 2008. Mr. Bodor was a Senior Vice President (Chief Credit Officer) since 2006. Mr. Bodor has served in various capacities for People’s United Bank since 1996.

Robert R. D’Amore, age 55, became a Senior Executive Vice President (Retail and Small Business Banking Group) on January 1, 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr. D’Amore has served in various capacities for People’s United Bank since 1981.

Brian F. Dreyer, age 61, became a Senior Executive Vice President (Commercial Banking Group) on January 1, 2008. Mr. Dreyer was an Executive Vice President (Commercial Banking) since 2001. Mr. Dreyer has served in various capacities for People’s United Bank since 1991.

William T. Kosturko, age 59, became a Senior Executive Vice President on January 1, 2008. Mr. Kosturko was an Executive Vice President since 1994 and has been General Counsel since 1991.

Henry R. Mandel, age 63, has been an Executive Vice President (Organization Effectiveness) since 2001. Mr. Mandel has served in various capacities for People’s United Bank since 1998.

Louise T. Sandberg, age 56, became a Senior Executive Vice President (Wealth Management Group) on January 1, 2008. Mrs. Sandberg was a Senior Vice President (Wealth Management Division) at Chittenden Bank since 1997. Mrs. Sandberg has served in various capacities for Chittenden Corporation since 1977.

People’s United Financial has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The text of the Code of Ethics is available on People’s United Financial’s website at www.peoples.com, under “Investor Relations—Corporate Governance—Management.”

Additional information required by this item appears under the caption “Board of Directors Committees” in the Proxy Statement and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item appears under the caption “Compensation Discussion and Analysis” in the Proxy Statement and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,896,441	$16.24	16,098,997 (1)
Equity compensation plans not approved by security holders	0	n/a	0
Total	12,896,441	$16.24	16,098,997 (1)

(1)	Of this amount, 425,025 shares are issuable as shares of restricted stock pursuant to the Third Amended and Restated Directors’ Equity Compensation Plan. The remaining 15,673,972 shares are issuable pursuant to the People’s United Financial, Inc. 1998 Long-Term Incentive Plan, 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears on pages F-39 through F-42.

Additional information required by this item appears on pages 2 through 4 of the Proxy Statement and is herein incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the caption “Certain Transactions with Members of Our Board of Directors and Executive Officers” in the Proxy Statement and is herein incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item appears under the caption “Ratification of the Appointment of Independent Auditors” in the Proxy Statement and is herein incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of People’s United Financial, Inc. and the independent registered public accounting firm reports thereon are included herein beginning on page F-1:

Consolidated Statements of Condition as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

Designation	Description

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Third Amended and Restated Bylaws of People’s United Financial, Inc.

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Reserved.

4.3	Reserved.

4.4	Fiscal and Paying Agency Agreement, dated as of November 16, 2000, between People’s Bank and Bankers Trust Company as Fiscal and Paying Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

4.5	Form of Global Notes, registered in the name of the nominee of The Depository Trust Company (November 16, 2000) (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration
No. 333-138389))

10.2	Reserved.

10.3	Reserved.

10.4	Summary of Compensation Arrangements for Named Executive Officers (incorporated by reference to Exhibit 10.4 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

Designation	Description

10.5	Form of Agreement for Compensation on Discharge Subsequent to a Change in Control (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.5(a)	Form of Amendment to Agreement for Compensation on Discharge Subsequent to a Change in Control (incorporated by reference to Exhibit 10.5(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.6	Short Term Incentive Plan for Key Employees of People’s Bank (incorporated by reference to Exhibit 10.6 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.7	People’s Bank Deferred Compensation Plan for Certain Executive Officers (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.8	Reserved.

10.9	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Current Report on Form 8-K on September 30, 2007)

10.10	Reserved.

10.10(a)	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.10(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.11	Form of Grant Agreement for Restricted Stock (incorporated by reference to Exhibit 10.11 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.12	Reserved.

10.13	People’s Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.13(a)	Amendment One to The People’s Bank Cap Excess Plan

10.14	The People’s Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.14(a)	Amendment One to The People’s Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.14(a) to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.14(b)	Amendment Two to The People’s Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.14(b) to Form S-1 filed with the Securities and Exchange Commission on
November 2, 2006 (Registration No. 333-138389))

10.14(c)	Amendment Three to The People’s Bank Enhanced Senior Pension Plan

10.15	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

Designation	Description

10.15(a)	Amendment to People’s Bank Non-Qualified Pension Trust Agreement

10.16	Second Amended and Restated People’s United Bank Supplemental Savings Plan

10.17	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.17(a)	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement

10.18	Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.19	People’s Bank Amended and Restated Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.20	Third Amended and Restated People’s Bank Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.21	The Norwich Savings Society Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.22	The Norwich Savings Society Non-Qualified Deferred Compensation Trust Agreement, dated June 27, 1995, between The Norwich Savings Society and Sachem Trust National Association (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.23	Amendment and Restatement of Deferred Compensation Agreements (undated) between The Norwich Savings Society and Jeremiah J. Lowney, Jr. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.24	Employee Stock Ownership Plan of People’s United Financial, Inc.

10.24(a)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 1

10.25	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.26	People’s United Financial, Inc. 2007 Recognition and Retention Plan (incorporated by reference to Current Report on Form 8-K on October 22, 2007)

10.26(a)	Form of Grant Agreement for Restricted Stock (Executive Officers) under 2007 Recognition and Retention Plan (corrected) (incorporated by reference to Current Report on Form 8-K on December 7, 2007)

10.26(b)	Form of Grant Agreement for Restricted Stock (Non-Executive Employees) under 2007 Recognition and Retention Plan (incorporated by reference to Current Report on Form 8-K on October 30, 2007)

10.26(c)	Form of Grant Agreement for Restricted Stock (Non-Employee Directors) under 2007 Recognition and Retention Plan (incorporated by reference to Current Report on Form 8-K on December 7, 2007)

Designation	Description

10.27	People’s United Financial, Inc. 2007 Stock Option Plan (incorporated by reference to Current Report on Form 8-K on October 22, 2007)

10.27(a)	Form of Grant Agreement for Stock Options (Executive Officers) under 2007 Stock Option Plan (corrected) (incorporated by reference to Current Report on Form 8-K on December 7, 2007)

10.27(b)	Form of Grant Agreement for Stock Options (Non-Executive Employees) under 2007 Stock Option Plan (incorporated by reference to Current Report on Form 8-K on October 30, 2007)

10.27(c)	Form of Grant Agreement for Stock Options (Non-Employee Directors) under 2007 Stock Option Plan (incorporated by reference to Current Report on Form 8-K on December 7, 2007)

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

99.1	Impact of Inflation

99.2	Other Statistical Data

99.3	Management Report on the Effectiveness of Internal Controls Over Financial Reporting and Compliance With Designated Laws and Regulations

99.4	Report of Independent Registered Public Accounting Firm on Management’s Assessment Regarding Internal Control Over Financial Reporting

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: February 28, 2008	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: February 28, 2008	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Date: February 28, 2008	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
Chief Financial Officer

Date: February 28, 2008	By:	/s/ JEFFREY HOYT
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

Date: February 28, 2008	By:	/s/ COLLIN P. BARON
Collin P. Baron
Director

Date: February 28, 2008	By:	/s/ GEORGE P. CARTER
George P. Carter
Director

Date:	By:
John K. Dwight
Director

Date: February 28, 2008	By:	/s/ JERRY FRANKLIN
Jerry Franklin
Director

Date:	By:
Eunice S. Groark
Director

Date: February 28, 2008	By:	/s/ JANET M. HANSEN
Janet M. Hansen
Director

Date: February 28, 2008	By:	/s/ RICHARD M. HOYT
Richard M. Hoyt
Director

Date: February 28, 2008	By:	/s/ JEREMIAH J. LOWNEY, JR.
Jeremiah J. Lowney, Jr.
Director

Date: February 28, 2008	By:	/s/ MARK W. RICHARDS
Mark W. Richards
Director

Date: February 28, 2008	By:	/s/ JAMES A. THOMAS
James A. Thomas
Director

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/    KPMG LLP

Stamford, Connecticut

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited People’s United Financial, Inc.’s (“People’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Stamford, Connecticut

February 28, 2008

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2007	2006
Assets
Cash and due from banks (note 5)	$296.2	$344.1
Short-term investments (note 5)	3,088.0	224.6

Total cash and cash equivalents	3,384.2	568.7

Securities (note 6):
Trading account securities, at fair value	18.7	29.6
Securities available for sale, at fair value	42.2	46.8
Securities held to maturity, at amortized cost (fair value of $0.6 and $1.1 at each date)	0.6	1.1

Total securities	61.5	77.5

Securities purchased under agreements to resell (note 1)	428.0	—

Loans (note 7):
Residential mortgage	3,212.9	3,900.1
Commercial	2,600.4	2,363.6
Commercial real estate	1,885.6	1,786.7
Consumer	1,250.8	1,321.3

Total loans	8,949.7	9,371.7
Less allowance for loan losses	(72.7)	(74.0)

Total loans, net	8,877.0	9,297.7

Bank-owned life insurance (note 1)	222.6	212.6
Premises and equipment, net (note 8)	156.8	136.8
Goodwill (note 1)	101.5	101.5
Other acquisition-related intangibles (note 1)	2.5	3.5
Other assets (note 9)	320.7	288.6

Total assets	$13,554.8	$10,686.9

Liabilities
Deposits (note 10):
Non-interest-bearing	$2,166.1	$2,294.4
Savings, interest-bearing checking and money market	3,008.9	3,205.2
Time	3,705.6	3,583.0

Total deposits	8,880.6	9,082.6

Borrowings (note 11):
Federal funds purchased	—	4.1

Total borrowings	—	4.1

Subordinated notes (note 12)	65.4	65.3
Other liabilities	163.4	195.4

Total liabilities	9,109.4	9,347.4

Commitments and contingencies (notes 20 and 21)

Stockholders’ Equity (notes 14 and 15)

Common stock ($0.01 par value; 1.95 billion shares authorized; 301.1 million shares issued)	3.0	—
Common stock (without par value; 450.0 million shares authorized; 142.2 million shares issued and outstanding)	—	142.2
Additional paid-in capital	3,642.8	182.9
Retained earnings	1,079.6	1,062.4
Treasury stock, at cost (2.8 million shares)	(51.8)	—
Accumulated other comprehensive loss (note 17)	(18.6)	(48.0)
Unallocated common stock of Employee Stock Ownership Plan (10.1 million shares)	(209.6)	—

Total stockholders’ equity	4,445.4	1,339.5

Total liabilities and stockholders’ equity	$13,554.8	$10,686.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2007	2006	2005
Interest and dividend income:
Residential mortgage	$183.9	$185.2	$154.7
Commercial	167.6	146.5	108.7
Commercial real estate	127.7	126.0	116.2
Consumer	88.9	88.3	65.8

Total interest on loans	568.1	546.0	445.4
Short-term investments	86.7	5.3	1.5
Securities purchased under agreements to resell	48.3	0.8	1.0
Securities (note 6)	3.9	30.0	60.0

Total interest and dividend income	707.0	582.1	507.9

Interest expense:
Deposits (note 10)	213.6	180.1	117.5
Borrowings (note 11)	0.2	10.0	9.4
Subordinated notes	6.6	9.6	11.3

Total interest expense	220.4	199.7	138.2

Net interest income	486.6	382.4	369.7
Provision for loan losses (note 7)	8.0	3.4	8.6

Net interest income after provision for loan losses	478.6	379.0	361.1

Non-interest income:
Fee-based revenues:
Service charges on deposit accounts	76.3	77.8	72.4
Insurance revenue	26.8	27.3	28.0
Brokerage commissions	13.6	12.2	11.7
Other fees	37.7	35.7	39.4

Total fee-based revenues	154.4	153.0	151.5
Bank-owned life insurance (note 1)	10.5	9.1	3.3
Net security gains (losses) (note 6)	5.5	(27.2)	(0.1)
Net gains on sales of residential mortgage loans (note 7)	3.0	2.0	4.0
Other non-interest income (note 4)	12.0	10.5	14.6

Total non-interest income	185.4	147.4	173.3

Non-interest expense:
Compensation and benefits (notes 18 and 19)	215.6	202.9	195.5
Occupancy and equipment	67.1	62.2	62.4
Contribution to The People’s United Community Foundation (note 2)	60.0	—	—
Goodwill impairment charge (note 1)	—	—	2.0
Other non-interest expense (note 12)	96.6	81.8	84.5

Total non-interest expense	439.3	346.9	344.4

Income from continuing operations before income tax expense	224.7	179.5	190.0
Income tax expense (note 13)	75.5	57.8	64.1

Income from continuing operations	149.2	121.7	125.9

Discontinued operations (note 24):
Income from discontinued operations, net of tax	1.5	2.3	5.0
Gain on sale of discontinued operations, net of tax	—	—	6.2

Income from discontinued operations	1.5	2.3	11.2

Net income	$150.7	$124.0	$137.1

Earnings per common share (note 16)
Basic:
Income from continuing operations	$0.52	$0.41	$0.42
Net income	0.52	0.42	0.46
Diluted:
Income from continuing operations	0.52	0.40	0.42
Net income	0.52	0.41	0.46

See accompanying notes to consolidated financial statements.

Pe ople’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2004	$140.8	$157.5	$913.7	$—	$(12.2)	$—	$1,199.8
Comprehensive income:
Net income	—	—	137.1	—	—	—	137.1
Other comprehensive loss, net of tax (note 17)	—	—	—	—	(11.2)	—	(11.2)

Total comprehensive income							125.9
Cash dividends on common stock ($0.40 per share)	—	—	(52.4)	—	—	—	(52.4)
Stock options and related tax benefits	0.8	14.5	—	—	—	—	15.3

Balance at December 31, 2005	141.6	172.0	998.4	—	(23.4)	—	1,288.6
Comprehensive income:
Net income	—	—	124.0	—	—	—	124.0
Other comprehensive income, net of tax (note 17)	—	—	—	—	15.4	—	15.4

Total comprehensive income							139.4
Cash dividends on common stock ($0.46 per share)	—	—	(60.0)	—	—	—	(60.0)
Stock options and related tax benefits	0.6	10.9	—	—	—	—	11.5
Adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 as of December 31, 2006	—	—	—	—	(40.0)	—	(40.0)

Balance at December 31, 2006	142.2	182.9	1,062.4	—	(48.0)	—	1,339.5
Comprehensive income:
Net income	—	—	150.7	—	—	—	150.7
Other comprehensive income, net of tax (note 17)	—	—	—	—	29.4	—	29.4

Total comprehensive income							180.1
Exchange of common stock pursuant to second-step conversion	(59.0)	59.0	—	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion	1.7	3,333.1	—	—	—	—	3,334.8
Common stock issued and donated to The People’s United Community Foundation	—	40.0	—	—	—	—	40.0
Cancellation of common stock owned by People’s Mutual Holdings	(82.0)	82.0	—	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	8.1	—	—	—	—	8.1
Cash dividends on common stock ($0.52 per share)	—	—	(131.1)	—	—	—	(131.1)
Common stock repurchased	—	—	—	(127.1)	—	—	(127.1)
Restricted stock awards	—	(67.7)	(1.5)	75.3	—	—	(6.1)
Purchase of common stock for ESOP	—	—	—	—	—	(216.8)	(216.8)
ESOP common stock committed to be released	—	—	(0.9)	—	—	7.2	6.3
Stock options and related tax benefits	0.1	5.4	—	—	—	—	5.5

Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$150.7	$124.0	$137.1
Income from discontinued operations, net of tax	(1.5)	(2.3)	(11.2)

Income from continuing operations	149.2	121.7	125.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Contribution of common stock to The People’s United Community Foundation	40.0	—	—
Provision for loan losses	8.0	3.4	8.6
Depreciation and amortization of premises and equipment	18.4	19.0	19.7
Amortization of leased equipment	6.1	3.3	1.3
Goodwill impairment charge	—	—	2.0
Amortization of other acquisition-related intangibles	1.0	1.1	1.8
Deferred income tax (benefit) expense	(5.7)	33.8	2.7
Net security (gains) losses	(5.5)	27.2	0.1
Net gains on sales of residential mortgage loans	(3.0)	(2.0)	(4.0)
Allocation of ESOP common stock	6.3	—	—
Originations of loans held-for-sale	(383.8)	(251.2)	(316.8)
Proceeds from sales of loans held-for-sale	335.3	197.6	326.2
Gain on sale of branches	—	—	(8.1)
Net decrease (increase) in trading account securities	10.9	(2.3)	(15.6)
Pension plan contributions	(1.1)	(92.6)	(11.0)
Net changes in other assets and liabilities	3.8	0.8	(29.8)

Net cash provided by operating activities of continuing operations	179.9	59.8	103.0

Cash Flows from Investing Activities:
Purchases of securities purchased under agreements to resell	(428.0)	—	(25.0)
Proceeds from sale of securities purchased under agreements to resell	—	24.7	—
Proceeds from sales of securities available for sale	5.4	1,648.0	394.7
Proceeds from principal repayments of securities available for sale	101.2	223.4	531.1
Proceeds from principal repayments of securities held to maturity	0.5	0.3	—
Purchases of securities available for sale	(96.5)	(581.7)	(216.9)
Proceeds from sales of loans	4.9	12.5	3.8
Net loan principal collections (disbursements)	443.7	(580.7)	(663.7)
Purchase of loans	—	(188.2)	—
Net cash paid in branch sale	—	—	(51.0)
Purchase of bank-owned life insurance	(0.5)	(50.5)	(150.0)
Return of premium on bank-owned life insurance	0.5	0.9	—
Purchases of premises and equipment	(38.4)	(15.7)	(20.6)
Purchases of leased equipment	(25.1)	(21.2)	(1.5)

Net cash (used in) provided by investing activities	(32.3)	471.8	(199.1)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(202.0)	—	281.3
Net decrease in borrowings with terms of three months or less	(4.1)	(290.8)	(45.9)
Repayments of subordinated notes	—	(43.5)	—
Repurchases of subordinated notes	—	—	(13.5)
Cash dividends paid on common stock	(131.1)	(60.0)	(52.4)
Net proceeds from issuance of common stock pursuant to second-step conversion	3,334.8	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings	8.1	—	—
Purchase of common stock by ESOP	(216.8)	—	—
Common stock repurchased	(127.1)	—	—
Proceeds from issuance of common stock, net of related tax benefits	4.6	5.6	15.3

Net cash provided by (used in) financing activities	2,666.4	(388.7)	184.8

Cash Flows from Discontinued Operations:
Operating activities	1.5	2.3	1.6

Net cash provided by discontinued operations	1.5	2.3	1.6

Net increase in cash and cash equivalents	2,815.5	145.2	90.3
Cash and cash equivalents at beginning of year	568.7	423.5	333.2

Cash and cash equivalents at end of year	$3,384.2	$568.7	$423.5

Supplemental Information:
Interest payments	$220.2	$200.0	$137.6
Income tax payments	82.2	42.5	87.1
Real estate properties acquired by foreclosure	6.9	0.4	0.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Summary of Significant Accounting Policies

People’s United Financial, Inc. is a Delaware corporation and the holding company for People’s United Bank. On April 16, 2007, People’s United Financial, People’s Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 for a further discussion of the second-step conversion. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for periods prior to March 31, 2007 is that of People’s Bank. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used to refer to the Bank both before and after the name change.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, a full range of financial services to individual, corporate and municipal customers. People’s United Bank, which is a federally-chartered stock savings bank, provides traditional banking services of accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. (“RC Knox”). People’s United Financial’s overall financial results are particularly dependent on economic conditions in the state of Connecticut, which is its primary market, although economic conditions elsewhere in the United States affect its equipment financing and national lending businesses. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, People’s United Financial is registered with the Office of Thrift Supervision (the “OTS”) and subject to OTS regulation, examination, supervision and reporting requirements. People’s United Bank has been a federally-chartered stock savings bank since August 18, 2006 when it converted from a Connecticut-chartered stock savings bank. The OTS is People’s United Bank’s regulator under the federal charter.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of People’s United Financial and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments with an original maturity of three months or less, including federal funds sold, commercial paper and money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at amortized cost, which approximates fair value.

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

Debt securities for which People’s United Financial has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Unrealized gains and losses on securities classified as available for sale are reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and other asset-backed securities. Federal Home Loan Bank (“FHLB”) stock is a non-marketable equity security reported at cost.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security appears to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the ratings of the security; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and People’s United Financial’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Securities Resale Agreements

In securities resale agreements, a counterparty transfers securities to People’s United Financial under an agreement to resell the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as a secured loan agreement transaction since the counterparty maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by the counterparty as collateral and People’s United Financial does not have the right by contract to sell or repledge that collateral. The market value of the pledged collateral approximates the recorded amount of the secured loan. Decreases in the market value of the transferred securities below an established threshold will necessitate the counterparty providing additional collateral.

Loans and Allowance for Loan Losses

Loans held for sale are reported at the lower of cost or estimated fair value in the aggregate, considering the effect of forward sales commitments, with any adjustment for net unrealized losses reported in non-interest

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The allowance for loan losses consists of amounts determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In applying SFAS No. 5, management considers the factors listed in the preceding paragraph in order to estimate a loss allowance for (i) each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis, and (ii) commercial real estate and commercial loans that are not considered impaired under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that People’s United Financial will be unable to collect all principal and interest due according to the contractual terms of the loan. People’s United Financial applies SFAS No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fee-Based Revenues

Service charges on deposit accounts are recorded when earned. Insurance revenues represent commissions earned solely from performing broker- and agency-related services. Insurance commission revenues related to agency-billed policies are recognized at the later of the policy billing date or the policy effective date. Insurance commission revenues on premiums directly billed by insurance carriers are generally recognized as revenue during the period commissions are paid by the insurance carrier. Brokerage commissions are recognized on a trade-date basis. Investment management fees are accrued when earned based on total assets under management.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The annual goodwill impairment evaluation, as required by SFAS No. 142, was completed by management as of December 31, 2007 using the two-step approach. It was determined that the fair value of People’s United Financial’s reporting units exceeded their respective carrying amounts and, therefore, no impairment loss was recognized in 2007. In 2005, People’s United Financial recorded a $2.0 million goodwill impairment charge related to the decision to combine Olson Mobeck Investment Advisors, Inc. with one of People’s United Bank’s other businesses in the Consumer Financial Services business segment.

People’s United Financial uses a discounted cash flow model to estimate the fair values of its reporting units. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside of its control.

People’s United Financial goodwill totaled $101.5 million at both December 31, 2007 and 2006. At December 31, 2007, goodwill was allocated to the Consumer Financial Services and Commercial Banking business segments in the amounts of $96.8 million and $4.7 million, respectively.

People’s United Financial other acquisition-related intangible assets totaled $2.5 million and $3.5 million; gross carrying amounts totaled $28.1 million and $28.1 million; and accumulated amortization totaled $25.6 million and $24.6 million, at December 31, 2007 and December 31, 2006, respectively. Certain other acquisition-related intangible assets with original gross carrying amounts totaling $13.1 million were fully amortized by December 31, 2006. Other acquisition-related intangible assets have an original weighted-average amortization period of 11 years. Amortization expense of other acquisition-related intangible assets totaled $1.0 million, $1.1 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense over each of the next three years for other acquisition-related intangible assets is as follows: $1.0 million in 2008 and 2009; and $0.5 million in 2010.

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

Securities Repurchase Agreements

In securities repurchase agreements, People’s United Financial transfers securities to a counterparty under an agreement to repurchase the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as secured financing transactions since People’s United Financial maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by People’s United Financial as collateral and the counterparty has the right by contract to sell or repledge that collateral.

Income Taxes

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109,” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes are recognized for the estimated future tax effects attributable to “temporary differences” and tax loss carryforwards. Temporary differences are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions and for all tax loss carryforwards, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset.

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

All prior year per common share data has been adjusted to reflect the exchange of People’s United Bank common stock for 2.1 shares of People’s United Financial common stock as more fully described in Note 2.

Derivative Instruments and Hedging Activities

People’s United Financial uses derivatives for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

All derivatives are recognized as either assets or liabilities and are measured at fair value. Until such time that a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. People’s United Financial’s hedge accounting methods vary depending on whether the derivative instrument is classified as a fair value hedge or a cash flow hedge. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings.

People’s United Financial formally documents all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United Financial also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United Financial would discontinue hedge accounting prospectively. In the event of a prepayment of a hedged commercial real estate loan, the interest rate swap hedging such loan will be terminated. Gains or losses associated with the termination of the derivative and any basis adjustment to the commercial real estate finance loan will be recorded currently in earnings.

People’s United Financial uses the dollar offset method, regression analysis and scenario analysis to assess hedge effectiveness at inception and on an ongoing basis. Such methods are chosen based on the nature of the hedge strategy and are used consistently throughout the life of the hedging relationship.

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates and exclude the value of mortgage servicing rights.

Stock-Based Compensation

People’s United Financial adopted SFAS No. 123-R, “Share-Based Payment,” effective January 1, 2006, which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Among other things, SFAS No. 123-R requires that costs resulting from all share-based payment transactions with employees be recognized in the financial statements. As described in Note 19, in December 2005, People’s United Financial accelerated the vesting of all outstanding unvested stock options awarded to employees.

Prior to adopting SFAS No. 123-R, People’s United Financial accounted for stock options in accordance with APB Opinion No. 25. Accordingly, People’s United Financial did not recognize compensation expense for fixed stock options granted with an option exercise price equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at the grant date and based on quoted market prices, was recorded as a component of stockholders’ equity and amortized to compensation expense on a straight-line basis over the vesting period.

SFAS No. 123 encouraged the recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, People’s United Financial continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and disclosed certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amended the disclosure requirements of SFAS No. 123 by requiring prominent pro-forma disclosures in both annual and interim financial statements, which are included in the following table. See Note 19 for a further discussion of SFAS No. 123.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per common share for 2005 if People’s United Financial had applied the fair value recognition provisions of SFAS No. 123:

Year ended December 31 (in millions, except per share data)	2005
Net income, as reported	$137.1
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1.4
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.9)

Pro forma net income	$136.6

Basic EPS:
As reported	$0.46
Pro forma	0.46
Diluted EPS:
As reported	$0.46
Pro forma	0.46

Accounting Standards

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

In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings,” which provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. People’s United Financial is currently evaluating the impact, if any, that the adoption of SAB 109 will have on its Consolidated Financial Statements.

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” which would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008. This deferral would not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. In February 2008, the FASB finalized the provisions of proposed FSP 157-b, issuing FSP 157-2 as authoritative guidance. People’s United Financial is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations (Revised 2007),” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141-R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual asserts acquired and liabilities assumed based on their estimated fair value.

In addition, SFAS No. 141-R requires (i) that acquisition-related costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141, (ii) that the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”, be met in order to accrue for a restructuring plan in purchase accounting, and (iii) that pre-acquisition contingencies be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing would be recognized in purchase accounting but, rather, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141-R, which is effective for People’s United Financial on January 1, 2009, is expected to have a significant impact on its accounting for business combinations closing on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amount of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for People’s United Financial on January 1, 2009 and is not expected to have a significant impact on its Consolidated Financial Statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements,” which provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. People’s United Financial is currently evaluating the impact, if any, that the adoption of EITF 06-10 will have on its Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 2—Second-Step Conversion

On April 16, 2007, People’s United Financial, Inc., People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial, Inc.

People’s United Financial sold 172.2 million shares of common stock in a public offering at a price of $20 per share. Net proceeds from the stock offering totaled approximately $3.33 billion, after deducting approximately $110 million in offering costs. People’s United Financial also exchanged 2.1 shares of its common stock for each share of People’s United Bank common stock outstanding, except for those shares owned by People’s Mutual Holdings and accordingly, common share data for prior years has been adjusted to reflect this exchange.

In April 2007, People’s United Financial contributed 2.0 million shares of its common stock, with a fair market value of $40 million, and $20 million in cash to The People’s United Community Foundation (included in non-interest expense in the Consolidated Statements of Income). People’s United Financial contributed approximately $1.7 billion from the net proceeds of the stock offering to People’s United Bank in the form of a capital contribution. Subsequent to April 16, 2007, People’s United Financial loaned the People’s United Financial Employee Stock Ownership Plan (“ESOP”) approximately $217 million. The ESOP used the loan proceeds to purchase 10.5 million shares of People’s United Financial common stock in the open market (see note 18).

NOTE 3—Acquisition of Chittenden Corporation (Unaudited)

On January 1, 2008, People’s United Financial completed its acquisition of the Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and approximately 140 branches.

Total consideration consisted of approximately $1.0 billion in cash and 44.3 million shares of People’s United Financial common stock. Chittenden shareholders electing to receive cash consideration were paid at the rate of $35.636 per Chittenden share and those electing stock consideration received shares of People’s United Financial common stock at the rate of 2.0457 per Chittenden share. The transaction will be accounted for as a purchase and accordingly, Chittenden’s assets and liabilities will be recorded by People’s United Financial at their estimated fair values as of January 1, 2008.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents summarized preliminary unaudited pro forma selected financial information reflecting the acquisition of Chittenden. The preliminary unaudited pro forma selected operating data and per common share data assume the acquisition was completed as of the beginning of the period presented. The preliminary unaudited pro forma selected financial condition data and book value per share assume the acquisition was completed as of December 31, 2007.

(In millions, except per share data)	At or For The Year Ended December 31, 2007
Selected Operating Data:
Net interest income	$702.9
Provision for loan losses	15.0
Non-interest income	281.2
Non-interest expense	697.0
Income from continuing operations	272.1
Net income	176.9
Per Common Share Data:
Diluted earnings per share	$0.53
Dividends per share	0.13
Book value per share	15.70
Selected Financial Condition Data:
Loans	$14,587.9
Short-term investments	2,075.0
Securities	984.8
Allowance for loan losses	146.2
Goodwill and other intangibles	1,490.6
Total assets	20,976.2
Deposits	15,109.4
Borrowings	142.6
Subordinated notes	180.4
Stockholders’ equity	5,212.4

The preliminary unaudited pro forma selected financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented nor does it indicate future results for any other interim or full-year period.

The preliminary unaudited pro forma selected financial information includes estimated adjustments to record Chittenden’s assets and liabilities at their respective fair values based on management’s best estimate using the information available at this time. The final allocation of the purchase price will be determined after the completion of a final analysis to determine the fair values of Chittenden’s tangible and identifiable intangible assets and liabilities as of the closing date. The final purchase accounting adjustments may differ materially from the pro forma adjustments presented. Increases or decreases in fair value of certain balance sheet amounts and other items of Chittenden as compared to the information presented may change the amount of the purchase price allocated to goodwill and other assets and liabilities and may impact the results of operations due to adjustments in yield and/or amortization of adjusted assets and liabilities.

The pro forma earnings per share information was calculated using People’s United Financial’s actual weighted-average shares outstanding for the period presented, plus the incremental shares issued, assuming the merger occurred at the beginning of the period presented.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 4—Sale of Branches

In the fourth quarter of 2005, People’s United Financial sold three of its branch offices located in eastern Connecticut. Included in the sale were approximately $61 million in total deposits, $0.1 million of fixed assets and leasehold improvements, and certain other miscellaneous assets and liabilities. People’s United Financial recorded a gain on sale of $8.1 million, which is included in non-interest income in the Consolidated Statements of Income.

NOTE 5—Cash and Short-Term Investments

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $151.4 million and $112.7 million at December 31, 2007 and 2006, respectively, were maintained to satisfy federal regulatory requirements. These amounts are included in cash and due from banks in the Consolidated Statements of Condition.

Short-term investments include the following cash equivalents:

As of December 31 (in millions)	2007	2006
Federal funds sold	$2,034.2	$193.3
Money market mutual funds	1,040.9	23.0
Commercial paper and other	12.9	8.3

Total short-term investments	$3,088.0	$224.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 6—Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of December 31, 2007 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$18.7	$—	$—	$18.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	22.0	—	—	22.0

Total debt securities	22.0	—	—	22.0

Equity securities:
FHLB stock	19.5	—	—	19.5
Other securities	0.5	0.2	—	0.7

Total equity securities	20.0	0.2	—	20.2

Total securities available for sale	42.0	0.2	—	42.2

Securities held to maturity:
Corporate and other	0.6	—	—	0.6

Total securities held to maturity	0.6	—	—	0.6

Total securities	$61.3	$0.2	$—	$61.5

As of December 31, 2006 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$29.6	$—	$—	$29.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	25.9	—	—	25.9

Total debt securities	25.9	—	—	25.9

Equity securities:
FHLB stock	20.1	—	—	20.1
Other securities	0.6	0.2	—	0.8

Total equity securities	20.7	0.2	—	20.9

Total securities available for sale	46.6	0.2	—	46.8

Securities held to maturity:
Corporate and other	1.1	—	—	1.1

Total securities held to maturity	1.1	—	—	1.1

Total securities	$77.3	$0.2	$—	$77.5

Securities available for sale with a total fair value of $22.0 million and $21.9 million at December 31, 2007 and 2006, respectively, were pledged as collateral for public deposits and for other purposes.

Dividend income on equity securities available for sale totaled $1.4 million, $1.6 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities based on remaining period to contractual maturity:

	Available for Sale			Held to Maturity
As of December 31, 2007 (dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$22.0	$22.0	5.17%	$—	$—	—%

Total	22.0	22.0	5.17	—	—	—

Corporate and other:
Within 1 year	—	—	—	0.5	0.5	5.79
After 1 but within 5 years	—	—	—	0.1	0.1	6.66

Total	—	—	—	0.6	0.6	5.93

Total:
Within 1 year	22.0	22.0	5.17	0.5	0.5	5.79
After 1 but within 5 years	—	—	—	0.1	0.1	6.66

Total debt securities	$22.0	$22.0	5.17%	$0.6	$0.6	5.93%

The components of net security gains (losses) are summarized below. All amounts relate to securities available for sale, other than net gains (losses) on trading account securities of $0.1 million, $0.1 million and $(0.1) million for the years ended December 31, 2007, 2006 and 2005, respectively.

Years ended December 31 (in millions)	2007	2006	2005
Equity securities:
Gains	$5.5	$0.2	$—
Losses	—	—	(0.1)

Total equity securities	5.5	0.2	(0.1)

Debt securities:
Gains	—	0.1	—
Losses	—	(27.5)	—

Total debt securities	—	(27.4)	—

Net security gains (losses)	$5.5	$(27.2)	$(0.1)

During 2006, People’s United Financial sold approximately $1.1 billion of debt securities as part of the restructuring of its balance sheet. Realized losses from these sales of $27.4 million are included in net security losses in the Consolidated Statements of Income.

Management reviews securities with unrealized losses on a regular basis in accordance with current impairment measurement and recognition guidelines under EITF 99-20, FSP FAS 115-1 and FAS 124-1. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial will receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available for sale for a period

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of time sufficient for a recovery of cost. Accordingly, as of December 31, 2007, management believes that impairments, if any, within the securities portfolio are temporary in nature and, as such, no impairment loss has been realized in People’s United Financial’s Consolidated Statements of Income.

NOTE 7—Loans

The following table summarizes the geographic distribution of People’s United Financial’s loan portfolio:

As of December 31 (in millions)	2007			2006
	Connecticut	Other	Total	Connecticut	Other	Total
Residential mortgage	$2,929.9	$283.0	$3,212.9	$3,576.7	$323.4	$3,900.1
Commercial	1,084.0	1,516.4	2,600.4	1,010.6	1,353.0	2,363.6
Commercial real estate	1,227.1	658.5	1,885.6	1,216.2	570.5	1,786.7
Consumer	1,239.4	11.4	1,250.8	1,305.0	16.3	1,321.3

Total loans	$6,480.4	$2,469.3	$8,949.7	$7,108.5	$2,263.2	$9,371.7

People’s United Financial’s loan portfolio is concentrated within the state of Connecticut with 72% and 76% of the total loan portfolio involving customers within the state at December 31, 2007 and 2006, respectively. However, substantially all (approximately 98% at both December 31, 2007 and 2006) of the equipment financing activities of PCLC, which is included in commercial, involves customers outside of Connecticut. Approximately 42% of PCLC’s loans at December 31, 2007 were to customers located in Texas, California, Florida, Illinois and New York. No other state exposure was greater than 5%. PCLC loans and leases totaled $981.5 million and $869.8 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, the residential mortgage loan portfolio included $1.8 billion of interest-only loans of which $158 million are stated income loans, compared to $2.1 billion and $180 million, respectively, at December 31, 2006. People’s United Financial’s underwriting practices and credit review standards for such loans are generally consistent with those applied to other types of residential mortgage loan products. One-to-four family residential mortgage loans totaled $3.1 billion and $3.7 billion at December 31, 2007 and 2006, respectively.

Residential mortgage and commercial real estate loans include construction loans totaling $703.0 million and $728.9 million at December 31, 2007 and 2006, respectively, net of the unadvanced portion of such loans totaling $556.4 million and $544.1 million, respectively.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $22.4 million and $29.1 million at December 31, 2007 and 2006, respectively.

Certain residential mortgage loans originated by People’s United Financial are sold without recourse in the secondary market. Net gains on sales of residential mortgage loans totaled $3.0 million, $2.0 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Residential mortgage loans at December 31, 2007 and 2006 included loans held for sale (servicing released) of $22.2 million and $25.0 million, respectively, which approximate fair value.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of activity in the allowance for loan losses:

Years ended December 31 (in millions)	2007	2006	2005
Balance at beginning of year	$74.0	$75.0	$72.5

Charge-offs:
Commercial	(7.0)	(5.2)	(0.9)
Consumer	(2.7)	(3.4)	(4.9)
PCLC	(1.8)	(0.6)	(3.1)
Commercial real estate	—	—	(0.1)
Residential mortgage	—	(0.1)	(0.1)

Total charge-offs	(11.5)	(9.3)	(9.1)

Recoveries:
Commercial	0.3	0.4	0.4
Consumer	1.1	1.6	2.0
PCLC	0.1	0.3	0.3
Commercial real estate	0.1	2.5	0.1
Residential mortgage	0.6	0.1	0.2

Total recoveries	2.2	4.9	3.0

Net loan charge-offs	(9.3)	(4.4)	(6.1)
Provision for loan losses	8.0	3.4	8.6

Balance at end of year	$72.7	$74.0	$75.0

The principal balances of non-accrual loans are summarized as follows:

As of December 31 (in millions)	2007	2006	2005
Residential mortgage	$8.9	$6.7	$6.7
Commercial real estate	3.7	0.2	5.8
Consumer	3.3	1.7	1.3
PCLC	3.1	2.1	6.2
Commercial	1.3	11.9	1.3

Total non-accrual loans	$20.3	$22.6	$21.3

If interest payments on all loans classified as non-accrual at December 31, 2007, 2006 and 2005 had been made during the respective years in accordance with the loan agreements, interest income of $2.3 million, $1.9 million and $2.0 million would have been recognized on such loans for the years ended December 31, 2007, 2006 and 2005, respectively. Interest income actually recognized on non-accrual loans totaled $0.7 million for each of the years ended December 31, 2007, 2006 and 2005.

People’s United Financial’s impaired loans, as defined by SFAS No. 114, consist of certain non-accrual commercial real estate loans and commercial loans. The recorded investment in impaired loans was $24.0 million at December 31, 2007 and $12.8 million at December 31, 2006, with allowances for loan impairment measured under SFAS No. 114 of $1.5 million and $1.8 million, respectively. These allowances are included in the overall allowance for loan losses. People’s United Financial’s average recorded investment in impaired commercial real estate loans and commercial loans was approximately $19.1 million, $10.2 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest collections and income recognized on impaired loans total $2.2 million for the year ended December 31, 2007 and was insignificant in 2006 and 2005.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The recorded investment in accruing impaired restructured loans requiring an allowance for loan losses as defined by SFAS No. 114 totaled $0.6 million and $0.7 million at December 31, 2007 and 2006, respectively, with no related allowance for loan losses at December 31, 2007 and a related allowance for loan losses of $0.1 million at December 31, 2006. This allowance is also included in the overall allowance for loan losses. People’s United Financial’s average recorded investment in accruing impaired restructured loans was approximately $0.7 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, there were no commitments to lend additional funds to these debtors. The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan, however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized related to these loans under the accrual method was insignificant for 2007 and 2006.

NOTE 8—Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2007	2006
Land	$14.6	$14.6
Buildings	168.3	167.3
Leasehold improvements	43.6	37.3
Furniture and equipment	208.1	187.1

Total	434.6	406.3
Less accumulated depreciation and amortization	277.8	269.5

Total premises and equipment, net	$156.8	$136.8

Depreciation and amortization expense included in occupancy and equipment totaled $18.4 million, $19.0 million and $19.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9—Other Assets

Selected components of other assets are as follows:

As of December 31 (in millions)	2007	2006
Pension benefits (note 18)	$107.9	$83.6
Receivables arising from securities brokerage and insurance businesses	38.8	44.8
Accrued interest receivable	41.9	45.2
Income tax receivable	—	28.0
Leased equipment	46.1	27.1
Fair value of derivative financial instruments (note 22)	27.8	11.5
Other real estate owned and repossessed assets	9.5	0.2
Deferred acquisition and stock issuance costs (notes 2 and 3)	3.3	3.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 10—Deposits

The following are analyses of People’s United Financial’s total deposits by product type and funding source:

	2007		2006
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Analysis by Deposit Product Type:
Non-interest-bearing	$2,166.1	—%	$2,294.4	—%
Savings, interest-bearing checking and money market	3,008.9	1.44	3,205.2	1.39

Total	5,175.0	0.84	5,499.6	0.81

Time deposits maturing:
Within 6 months	2,432.7	4.66	2,287.3	4.49
After 6 months but within 1 year	1,033.6	4.56	980.3	4.63
After 1 but within 2 years	158.4	3.74	220.8	3.65
After 2 but within 3 years	37.0	3.54	45.4	3.14
After 3 years	43.9	4.03	49.2	3.88

Total	3,705.6	4.57	3,583.0	4.45

Total deposits	$8,880.6	2.40%	$9,082.6	2.25%

Analysis by Deposit Funding Source:
Core	$8,835.3	2.41%	$9,039.3	2.26%
Non-core	45.3	0.87	43.3	0.98

Total deposits	$8,880.6	2.40%	$9,082.6	2.25%

Time deposits issued in amounts of $100,000 or more totaled $971.6 million and $888.5 million at December 31, 2007 and 2006, respectively. Deposit balances greater than $100,000 are generally not insured by the FDIC. Non-interest-bearing deposit overdrafts totaling $7.3 million and $10.5 million at December 31, 2007 and 2006, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2007	2006	2005
Savings, interest-bearing checking and money market	$47.5	$49.6	$43.0
Time	166.1	130.5	74.5

Total interest expense	$213.6	$180.1	$117.5

NOTE 11—Borrowings

People’s United Financial’s borrowings are as follows:

	2007		2006
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased maturing within 1 month	$—	—%	$4.1	5.15%

Total borrowings	$—	—%	$4.1	5.15%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements totaled $3.1 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a blanket security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

Information concerning People’s United Financial’s borrowings under securities repurchase agreements is presented below:

As of and for the years ended December 31 (in millions)	2007	2006	2005
Carrying amount of collateral securities at year end	$—	$—	$—
Average repurchase agreements outstanding during the year	—	—	1.7
Maximum repurchase agreements outstanding at any month end	—	—	—

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2007	2006	2005
Federal funds purchased	$0.2	$7.6	$7.9
FHLB advances	—	2.4	1.4
Repurchase agreements	—	—	0.1

Total interest expense	$0.2	$10.0	$9.4

NOTE 12—Subordinated Notes

People’s United Bank’s subordinated notes are summarized as follows:

As of December 31 (in millions)	2007	2006
9.875% subordinated notes due 2010	$65.4	$65.3
Total subordinated notes	$65.4	$65.3

The subordinated notes are unsecured general obligations of People’s United Bank with interest payable semi-annually; are subordinated to the claims of depositors and People’s United Bank’s other creditors; and are not redeemable prior to maturity without prior approval of the OTS. The subordinated notes qualify, up to certain limits, as supplementary (tier 2) capital for risk-based capital purposes. In 2005, People’s United Bank repurchased $13.5 million of these subordinated notes. Costs relating to these repurchases are included in other non-interest expense in the Consolidated Statements of Income.

NOTE 13—Income Taxes

The following is a reconciliation of total income tax expense:

Years ended December 31 (in millions)	2007	2006	2005
Income tax expense:
From continuing operations	$75.5	$57.8	$64.1
From discontinued operations	0.8	1.1	6.0

Total income tax expense	$76.3	$58.9	$70.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of income tax expense applicable to pre-tax income from continuing operations are summarized in the following table. The income tax effects on the components of other comprehensive income (loss) are described in Note 17

Years ended December 31 (in millions)	2007	2006	2005
Current tax expense:
Federal	$81.1	$23.9	$61.3
State	0.1	0.1	0.1

Total current tax expense	81.2	24.0	61.4
Deferred tax (benefit) expense (1)	(5.7)	33.8	2.7

Total income tax expense	$75.5	$57.8	$64.1

(1)	Includes the effect of increases in the valuation allowance for state deferred tax assets of $4.0 million, $12.3 million and $6.3 million in 2007, 2006 and 2005, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense from continuing operations:

Years ended December 31 (dollars in millions)	2007	2006	2005
Expected income tax expense	$78.7	$62.8	$66.5
Income from bank-owned life insurance	(3.7)	(3.2)	(1.2)
Recognition of income tax benefits	—	(2.4)	(2.0)
Dividends received deduction and tax-exempt interest	(0.4)	(0.3)	(0.4)
Non-deductible goodwill impairment	—	—	0.8
Other, net	0.9	0.9	0.4

Actual income tax expense	$75.5	$57.8	$64.1

Effective income tax rate	33.6%	32.2%	33.7%

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.1 billion at December 31, 2007 and expire between 2020 and 2027.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2007	2006
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$29.8	$30.0
State tax net operating loss carryforwards, net of federal tax effect	53.9	48.5
Charitable contribution carryforward	12.7	—
Leasing activities	7.1	3.3
Equity-based compensation	4.3	1.4
Other deductible temporary differences	13.1	17.6

Total deferred tax assets	120.9	100.8
Less valuation allowance for state deferred tax assets	(51.9)	(47.9)

Total deferred tax assets, net of the valuation allowance	69.0	52.9

Deferred tax liabilities:
Pension and other postretirement benefits	(30.8)	(21.8)
Book over tax income recognized on consumer loans	(6.3)	(8.6)
Mark-to-market and original issue discounts for tax purposes	(5.9)	(5.7)
Tax over book depreciation	(26.3)	(16.0)
Other taxable temporary differences	(13.9)	(4.8)

Total deferred tax liabilities	(83.2)	(56.9)

Net deferred tax liability	$(14.2)	$(4.0)

Based on People’s United Financial’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United Financial will realize its total deferred tax assets, net of the valuation allowance.

People’s United Financial adopted the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, People’s United Financial’s unrecognized income tax benefits totaled $1.0 million.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

(in millions)	2007
Balance at January 1	$1.0
Additions for tax positions taken in the current year	0.4
Additions for tax positions taken in prior years	—
Reductions for tax positions taken in prior years	—
Reductions attributable to audit settlements/lapse of statue of limitations	—

Balance at December 31	$1.4

If recognized, the unrecognized income tax benefits of $1.4 million at December 31, 2007 would minimally affect People’s United Financial’s annualized income tax rate. Additionally, People’s United Financial had accrued interest expense totaling $0.1 million related to the unrecognized income tax benefits. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits in interest expense in the Consolidated Statement of Income. Penalties, if incurred, would be recognized as a component of income tax expense.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial does not have any foreign operations and therefore is not subject to income taxes in any foreign jurisdictions.

People’s United Financial is no longer subject to either federal or state income tax examinations through 2003. The Internal Revenue Service (“IRS”) commenced examinations of People’s United Bank’s U.S. Federal income tax returns for the years ended December 31, 2004 and 2005 during the fourth quarter of 2006. People’s United Financial anticipates that the IRS will complete its examinations during 2008. To date, the IRS has not proposed any adjustments that would have a material impact on People’s United Financial’s Consolidated Financial Statements. People’s United Financial does not anticipate that the amount of total unrecognized income tax benefits will change significantly within the next twelve months.

NOTE 14—Stockholders’ Equity and Dividends

People’s United Financial, Inc. is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2007, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 301.1 million shares were issued as of December 31, 2007.

Dividends declared and paid per common share (other than shares on which People’s Mutual Holdings waived receipt of dividends prior to the second-step conversion in April 2007) totaled $0.52, $0.46 and $0.40 in 2007, 2006 and 2005, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) in 2007, 2006 and 2005 was 87.0%, 48.3% and 38.3%, respectively.

As a federally-chartered stock savings bank, People’s United Bank’s ability to make capital distributions directly or indirectly to its shareholders, such as cash dividends, is governed by OTS regulations. As the subsidiary of a savings and loan holding company, People’s United Bank currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds net income (as determined under generally accepted accounting principles) for that year to date plus the retained net income for the preceding two years, then People’s United Bank must file an application to receive the approval of the OTS for a proposed capital distribution. The term “retained net income” as defined by the OTS means People’s United Bank’s net income for each year, less the amount of capital distributions declared in each such year. People’s United Bank’s retained net income for 2006 and 2007 totaled $3 million.

People’s United Bank may not pay dividends to its shareholders if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OTS notified People’s United Bank that it was in need of more than normal supervision. See Note 15 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

NOTE 15—Regulatory Capital Requirements

OTS regulations require federally-chartered savings banks to meet three minimum capital ratios: a tangible capital ratio of 1.5% (calculated as tangible capital to adjusted total assets); a leverage (core) capital ratio of 4.0% (calculated as core capital to adjusted total assets); and a total risk-based capital ratio of 8.0% (calculated as total risk-based capital to risk-weighted assets).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Management believes that, as of December 31, 2007 and 2006, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent OTS notifications categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2007 and 2006 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. People’s United Bank’s adjusted total assets, as defined, totaled $12.1 billion and $10.7 billion at December 31, 2007 and 2006, respectively, and its risk-weighted assets, as defined, totaled $9.0 billion and $8.6 billion at December 31, 2007 and 2006, respectively.

			OTS Requirements
	People’s United Bank		Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Tangible capital	$2,903.8	24.1%	n/a	n/a	$180.8	1.5%
Leverage (core) capital	2,903.8	24.1	$602.6	5.0%	482.1	4.0
Risk-based capital:
Tier 1	2,903.8	32.3	539.4	6.0	359.6	4.0
Total	3,001.0	33.4	899.0	10.0	719.2	8.0

As of December 31, 2006
Tangible capital	$1,278.4	12.0%	n/a	n/a	$159.8	1.5%
Leverage (core) capital	1,278.4	12.0	$532.8	5.0%	426.2	4.0
Risk-based capital:
Tier 1	1,278.4	14.8	517.2	6.0	344.8	4.0
Total	1,389.7	16.1	861.9	10.0	689.5	8.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 16—Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS:

Years ended December 31 (in millions, except per share data)	2007	2006	2005
Income from continuing operations	$149.2	$121.7	$125.9
Income from discontinued operations	1.5	2.3	11.2

Net income	$150.7	$124.0	$137.1

Average common shares outstanding for basic EPS	290.8	297.4	296.2
Effect of dilutive stock options and unvested stock awards	1.5	1.5	1.5

Average common and common-equivalent shares for diluted EPS	292.3	298.9	297.7

Basic EPS:
Income from continuing operations	$0.52	$0.41	$0.42
Income from discontinued operations	—	0.01	0.04
Net income	0.52	0.42	0.46

Diluted EPS:
Income from continuing operations	$0.52	$0.40	$0.42
Income from discontinued operations	—	0.01	0.04
Net income	0.52	0.41	0.46

NOTE 17—Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges, and minimum pension liability adjustments. People’s United Financial’s total comprehensive income for 2007, 2006 and 2005 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2007	2006	2005
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(27.3)	$(44.1)	$—
Net unrealized gain (loss) on derivatives accounted for as cash flow hedges	8.6	(4.0)	(0.1)
Net unrealized gain (loss) on securities available for sale	0.1	0.1	(18.8)
Minimum pension liability adjustments	—	—	(4.5)

Total accumulated other comprehensive loss	$(18.6)	$(48.0)	$(23.4)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the changes in the components of People’s United Financial’s other comprehensive income (loss):

Year ended December 31, 2007 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain adjustment arising during the year	$18.9	$(6.6)	$12.3
Reclassification adjustment for net actuarial loss included in net income	4.5	(1.6)	2.9

Net actuarial gain	23.4	(8.2)	15.2

Prior service credit on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	2.1	(0.7)	1.4
Reclassification adjustment for prior service credit included in net income	(0.1)	—	(0.1)

Prior service credit	2.0	(0.7)	1.3

Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.1)	0.3

Net actuarial gain, prior service credit and transition obligation	25.8	(9.0)	16.8

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	—	—	—
Reclassification adjustment for net realized gains included in net income	—	—	—

Net unrealized gains	—	—	—

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	16.4	(5.8)	10.6
Reclassification adjustment for net realized losses included in net income	3.1	(1.1)	2.0

Net unrealized gains	19.5	(6.9)	12.6

Other comprehensive income	$45.3	$(15.9)	$29.4

Year ended December 31, 2006 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	$1.9	$(0.7)	$1.2
Reclassification adjustment for net realized losses included in net income	27.3	(9.6)	17.7

Net unrealized gains	29.2	(10.3)	18.9

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(6.7)	2.3	(4.4)
Reclassification adjustment for net realized losses included in net income	0.8	(0.3)	0.5

Net unrealized losses	(5.9)	2.0	(3.9)

Minimum pension liability adjustment	0.6	(0.2)	0.4

Other comprehensive income	$23.9	$(8.5)	$15.4

Year ended December 31, 2005 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	$(14.9)	$5.3	$(9.6)
Reclassification adjustment for net realized losses included in net income	—	—	—

Net unrealized losses	(14.9)	5.3	(9.6)

Minimum pension liability adjustment	(2.4)	0.8	(1.6)

Other comprehensive loss	$(17.3)	$6.1	$(11.2)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 18—Employee Benefit Plans

Employee Pension and Other Postretirement Benefits Plans

People’s United Financial maintains a noncontributory defined benefit pension plan that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s United Financial prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average. People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In addition, People’s United Financial maintains unfunded and nonqualified supplemental plans to provide retirement benefits to certain senior officers.

New employees starting on or after August 14, 2006 are not eligible to participate in the defined benefit pension plan. People’s United Financial will make contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the covered employee’s eligible compensation. Employee participation in this plan is restricted to those employees who are at least 21 years of age and have worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

People’s United Financial adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. Among other things, SFAS No. 158 requires an employer to recognize the funded status of its pension and other postretirement benefit plans in its statement of financial position effective for fiscal years ending after December 15, 2006. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation for the pension plan and the accumulated postretirement benefit obligation for the postretirement plan. SFAS No. 158 also requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end (eliminating the use of earlier measurement dates currently permissible), effective for fiscal years ending after December 15, 2008.

Accordingly, on January 1, 2008, People’s United Financial adopted the measurement date transition provisions of SFAS No. 158. In doing so, People’s United Financial performed a measurement of plan assets and benefit obligations as of January 1, 2008 with the net periodic benefit cost for the period between the measurement date used for purposes of 2007 year-end reporting (September 30, 2007) and December 31, 2007 to be recorded as an adjustment, net of tax, to the opening balance of retained earnings as of January 1, 2008. Other changes in the fair value of plan assets and the benefit obligations for the period between September 30, 2007 and December 31, 2007 will be recognized, net of tax, as a separate adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. Application of the transition provisions of SFAS No. 158 on January 1, 2008 are expected to result in People’s United Financial recording a pre-tax reduction in retained earnings of $0.4 million and a pre-tax increase in accumulated other comprehensive loss of $1.6 million.

People’s United Financial also maintains an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these benefits over the employees’ years of service to the date of their eligibility for such benefits.

Employer contributions for the next fiscal year are expected to total $2.2 million for all of the unfunded supplemental pension plans and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans. Expected future net benefit payments for the pension plans as of

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007 are: $7.1 million in 2008; $7.6 million in 2009; $8.2 million in 2010; $8.9 million in 2011; $9.8 million in 2012; and an aggregate of $68.2 million in 2013 through 2017. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2007 are: $1.1 million in 2008; $1.1 million in 2009; $1.1 million in 2010; $1.1 million in 2011; $1.0 million in 2012; and an aggregate of $4.5 million in 2013 through 2017.

To develop the expected long-term rate of return on asset assumptions, People’s United Financial considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.25% long-term rate of return on asset assumption.

The Pension Protection Act of 2006 (“PPA”) was signed into law on August 17, 2006. While the PPA will have some effect on specific plan provisions in People’s United Financial retirement program, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. The changes in the timing and amount of People’s United Financial required contributions are not expected to be materially different than current projections. Until regulations are issued by the Treasury Department, the financial effect on People’s United Financial is uncertain.

The supplemental pension plans had total projected benefit obligations of $30.7 million and $29.1 million in 2007 and 2006, respectively. Although these plans hold no assets, People’s United Financial has funded a trust to provide for benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $12.4 million and $11.8 million are included in People’s United Financial short-term investments at December 31, 2007 and 2006, respectively.

The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) have been recognized in People’s United Financial postretirement benefits plan in 2007 and 2006 in accordance with the guidance provided in FASB Staff Position 106-2. The prescription drug benefit provided by People’s United Financial for certain retirees is at least actuarially equivalent to the benefit provided under the Act.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes changes in the benefit obligations and plan assets for (i) the pension plans (combining the funded plan and the unfunded supplemental plans), and (ii) the other postretirement benefits plan. The table also provides a reconciliation of the funded status (or the difference between benefit obligations and plan assets) to the net amount recognized in the Consolidated Statements of Condition. As mentioned previously, with the adoption of the measurement date provisions of SFAS No. 158 in 2008, all plans will have a December 31 measurement date that coincides with the People’s United Financial’s year end. However, for 2007 and earlier years People’s United Financial used a measurement date of September 30 for plan accounting purposes and, accordingly, changes in benefit obligations and plan assets are shown for the twelve-month periods ended September 30, 2007 and September 30, 2006. Plan assets for the funded plan of $309.0 million as of September 30, 2007 exceeded both the accumulated benefit obligations of $180.4 million and the projected benefit obligations of $201.2 million at that date.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2007	2006	2007	2006
Benefit obligations:
Beginning of period	$227.5	$214.2	$11.2	$12.2
Service cost	8.3	7.9	0.2	0.2
Interest cost	13.4	12.1	0.6	0.6
Plan amendments	(2.1)	0.1	—	—
Actuarial gain	(8.3)	(0.1)	(0.1)	(1.0)
Actuarial gain due to Medicare subsidy	—	—	—	(0.1)
Benefits paid	(6.9)	(6.7)	(0.8)	(0.7)

End of period	231.9	227.5	11.1	11.2

Fair value of plan assets:
Beginning of period	282.0	179.8	—	—
Actual return on assets	32.8	16.3	—	—
Employer contributions	1.1	92.6	0.8	0.7
Benefits paid	(6.9)	(6.7)	(0.8)	(0.7)

End of period	309.0	282.0	—	—

Funded status at September 30	77.1	54.5	(11.1)	(11.2)
Fourth-quarter contributions	0.3	0.3	0.2	0.2

Net amount recognized at end of year	$77.4	$54.8	$(10.9)	$(11.0)

Components of the net amount recognized:
Noncurrent assets	$107.8	$83.6	$—	$—
Current liabilities	(1.1)	(1.1)	(1.1)	(1.0)
Noncurrent liabilities	(29.3)	(27.7)	(9.8)	(10.0)

Net amount recognized at end of year	$77.4	$54.8	$(10.9)	$(11.0)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize the accumulated and projected benefit obligations for the funded and unfunded plans at the respective September 30 measurement dates:

	Pension Benefits
(in millions)	2007	2006
Accumulated benefit obligations:
Funded plan	$180.4	$176.2
Unfunded plans	27.0	24.8

Total	$207.4	$201.0

Projected benefit obligations:
Funded plan	$201.2	$198.4
Unfunded plans	30.7	29.1

Total	$231.9	$227.5

Components of the net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2007	2006	2005	2007	2006	2005
Service cost	$8.3	$7.9	$7.5	$0.2	$0.2	$0.2
Interest cost	13.4	12.1	11.0	0.6	0.6	0.7
Expected return on plan assets	(22.3)	(14.1)	(13.0)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.4	0.4	0.4
Recognized net actuarial loss	4.5	6.4	5.0	—	—	—
Recognized prior service cost (credit)	0.1	0.1	0.1	(0.2)	(0.2)	(0.2)

Net periodic benefit cost	$4.0	$12.4	$10.6	$1.0	$1.0	$1.1

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2007	2006	2007	2006
Accumulated actuarial loss	$43.5	$66.8	$0.5	$0.6
Transition obligation	—	—	1.9	2.3
Prior service credit	(2.2)	—	(1.7)	(1.9)

Total accumulated other comprehensive loss	$41.3	$66.8	$0.7	$1.0

In 2008, approximately $1.7 million and $0.2 million in net actuarial losses and prior service credit, respectively, are expected to be recognized as components of net periodic pension cost for the funded and unfunded plans, and approximately $0.4 million and $0.2 million in net transition obligation and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the other postretirement benefit plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following assumptions were used in determining benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.40%	6.00%	5.75%	6.40%	6.00%	5.75%
Rate of compensation increase	3.50	3.50	3.50	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	3.50	3.50	4.00	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	9.50%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2014	2013	2013

n/a—not applicable

(1)	Changes in the periodic benefit cost and the benefit obligation from a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
At September 30	2007	2006
Equity securities	61%	49%
Fixed income securities	39	51 (1)

Total	100%	100%

(1)	Reflects the temporary investment of the $91.5 million pension contribution in September 2006.

People’s United Financial retirement plan’s investment policy includes the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash reserves	3	1 -5
Equity securities	64	50 -76
Fixed income securities	33	27 -39

Equity securities may include convertible securities, and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security at both cost and market value. A limit of 22% of equity holdings may be invested in international equities. Short sales, margin purchases and similar speculative transactions are prohibited.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Employee Stock Ownership Plan

People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) subsequent to the second-step conversion (see Note 2). In April 2007, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial is expected to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated shares, which for the year ended December 31, 2007 totaled $4.2 million. At December 31, 2007, the loan balance totaled $210.1 million.

Employee participation in this plan is restricted to those employees who are at least 18 years of age and have worked at least 1,000 hours within 12 months of their hire date or any plan year (January 1 to December 31) after their date of hire. Employees meeting the aforementioned eligibility criteria during the plan year must continue to be employed as of the last day of the plan year in order to receive an allocation of shares for that plan year.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. For the year ended December 31, 2007, 348,453 shares of People’s United Financial common stock had been allocated to participants’ accounts. At December 31, 2007, 10,105,122 shares of People’s United Financial common stock remain unallocated.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be allocated by the ESOP to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be allocated by the ESOP to participants’ accounts for the period and the average cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings. Expense recognized for the ESOP totaled $6.3 million for the year ended December 31, 2007.

Employee Savings Plans

People’s United Financial also sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, employees may contribute up to 20% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. People’s United Financial may increase the amount of its matching contribution to 5% of pre-tax compensation if certain bankwide performance objectives are met. Participants vest immediately in their own contributions and after one year in People’s United Financial contributions. A supplemental savings plan has also been established for certain senior officers. Expense recognized for the 401(k) and supplemental savings plans totaled $6.4 million, $7.2 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 1998 Long-Term Incentive Plan, as amended (the “Incentive Plan”), provides for awards to officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) stock appreciation rights, restricted stock and performance units. A total of 28,344,095 shares of People’s United Financial common stock are reserved for issuance under the Incentive Plan. At December 31, 2007, a total of 7,525,410 reserved shares remain available for future awards.

Non-statutory stock options have been granted under the Incentive Plan at exercise prices equal to the fair value of People’s United Financial common stock at the grant dates. Option expiration dates are fixed at the grant date, with a maximum term of ten years. Options granted under the Incentive Plan generally vest 50% after two years, 75% after three years and 100% after four years. All options become fully exercisable in the event of a change of control, as defined in the Incentive Plan. As discussed in Note 1, People’s United Financial adopted SFAS No. 123-R effective January 1, 2006.

Recognition and Retention Plan and Stock Option Plan

In October 2007, the People’s United Financial 2007 Recognition and Retention Plan and 2007 Stock Option Plan (the “2007 Plans”) were approved by shareholders. The 2007 Plans provide for awards of stock options in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) restricted stock to directors, key officers and employees of People’s United Financial. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2007, a total of 2,838,952 shares and 5,309,610 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

All restricted stock and stock options awarded vest 20% per year over a five year period with requisite service conditions and no performance-based conditions to such vesting. As defined in the 2007 Plans, 45% of certain awards become vested upon the death or disability of the award recipient and 55% of these awards are forfeited upon the death or disability of the award recipient. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans.

Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock.

Stock Options Accounted for Under APB Opinion No. 25

Prior to January 1, 2006, all stock options are fixed options that were granted at exercise prices equal to the fair value of People’s United Financial common stock at the respective grant dates. Therefore, in accordance with APB Opinion No. 25, compensation expense was not recognized with respect to these options. If People’s United Financial had adopted the alternative fair-value-based method defined in SFAS No. 123, the grant-date fair value of options would have been recognized as compensation expense over the vesting period. The estimated weighted-average grant-date fair value of options granted in 2005 was approximately $2.38 per option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.0%; expected volatility rate of 25%; risk-free interest rate of 3.8%; and expected option life of 5 years. Note 1 discloses the effect on net income and earnings per common share if People’s United Financial had applied the fair value recognition provisions of SFAS No. 123 using these assumptions.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On December 22, 2005, People’s United Financial accelerated the vesting of all unvested stock options previously awarded to employees that were outstanding at that time. Shares of common stock acquired pursuant to the exercise of an accelerated option may not be sold or otherwise transferred until the earlier of (a) the date the option would have vested under the terms on which it was initially awarded, or (b) termination of the option holder’s employment with People’s United Financial. The purpose of the acceleration was to eliminate compensation expense associated with these options in future years upon the adoption of SFAS No. 123-R in the first quarter of 2006. As a result of the acceleration, options to purchase 1.9 million shares of common stock became immediately exercisable. Substantially all of these options were in-the-money at the time of acceleration. The accelerated vesting of these options eliminated potential pre-tax compensation expense through 2008 of approximately $1.7 million. People’s United Financial recorded a one-time charge of $0.7 million in 2005 as a result of the accelerated vesting, which is included in compensation and benefits in the Consolidated Statements of Income.

Stock Options Accounted for Under SFAS No. 123-R

People’s United Financial granted 323,413 stock options in 2007 and 552,060 in 2006 under the Incentive Plan. All stock options are non-statutory fixed options that were granted at exercise prices equal to the fair value of People’s United Financial common stock at the respective grant dates. The estimated weighted-average grant-date fair value of options granted under the Incentive Plan in 2007 and 2006 was $4.35 per option and $3.09 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 2.3% in 2007 and 2.8% in 2006; expected volatility rate of 21% in 2007 and 23% in 2006; risk-free interest rate of 4.6% in 2007 and 4.6% in 2006; and expected option life of 5 years in both 2007 and 2006.

People’s United Financial granted 9,935,186 stock options in 2007 to directors, key executive officers and employees under the 2007 Plans. All stock options are non-statutory fixed options that were granted at exercise prices equal to the fair value of People’s United Financial common stock at the respective grant dates. The estimated weighted-average grant-date fair value of options granted under the 2007 Plans in 2007 was $3.38 per option, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.0%; expected volatility rate of 22%; risk-free interest rate of 4.1%; and expected option life of 5 years.

Expected volatilities were based on the historical volatilities of People’s United Financial traded common stock. The expected term of stock options represents the period of time that options granted are expected to be outstanding. People’s United Financial used historical data to estimate voluntary suboptimal (early) exercises by continuing employees, and estimates of post-vest option exercise or forfeiture by terminated employees. Suboptimal exercise data and employee termination estimates are incorporated into Monte Carlo simulations of People’s United Financial common stock prices to calculate the expected term. The risk-free interest rate approximated the U.S. Treasury rate curve matched to expected term at the time of the grant.

Compensation expense is recognized on a straight-line basis generally over the option vesting period and totaled $1.5 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. Unamortized compensation cost for unvested stock options, which reflects an estimated forfeiture rate of 4.0% per year over the vesting period, totaled $28.2 million at December 31, 2007, and is expected to be recognized over the remaining weighted-average vesting period of 4.6 years. The total intrinsic value of stock options exercised for the years ended December 31, 2007 and 2006 was $3.9 million and $4.8 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of stock option activity under People’s United Financial’s Incentive Plan and 2007 Plans:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2004	3,870,105	$6.32
Granted	523,014	12.08
Forfeited	(36,815)	7.98
Exercised	(1,378,757)	5.52

Options outstanding at December 31, 2005	2,977,547	7.69

Granted	552,060	14.96
Forfeited	(6,804)	14.91
Exercised	(529,937)	6.61

Options outstanding at December 31, 2006	2,992,866	9.20

Granted	10,258,599	18.01
Forfeited	(13,503)	17.43
Exercised	(341,521)	7.52

Options outstanding at December 31, 2007	12,896,441	$16.24	9.0	$20.1

Options exercisable at December 31, 2007	2,106,094	$7.98	5.2	$20.7

Additional information concerning options outstanding and options exercisable at December 31, 2007 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$ 4.78 – $ 5.31	522,084	5.0	$5.20	522,084	$5.20
5.45 – 6.88	566,783	2.8	5.87	566,783	5.87
9.45 – 12.02	1,017,227	6.6	10.59	1,017,227	10.59
14.88 – 21.63	10,790,347	9.7	17.86	—	—

Prior to adopting SFAS No. 123-R, People’s United Financial presented income tax-related benefits of deductions resulting from the exercise of stock options and vesting of restricted stock as an operating activity in the Consolidated Statements of Cash Flows. SFAS No. 123-R requires the cash flows from income tax-related benefits resulting from income tax deductions in excess of the compensation expense recognized for those stock options and restricted stock to be classified as a financing activity. Excess income tax benefits of $2.0 million and $2.1 million were classified as a financing activity for the years ended December 31, 2007 and 2006, respectively.

Restricted Stock Awards

People’s United Financial has also granted restricted stock awards under the Incentive Plan. Employees become fully vested in these shares generally after a three- or four-year period, with requisite service conditions and no performance-based conditions to such vesting. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plan. During the vesting period, dividends are

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

accrued on the restricted stock and the recipients are entitled to vote these restricted shares. As discussed previously, People’s United Financial also granted restricted stock awards under the 2007 Plans to directors, key executive officers and employees. The fair value of all restricted stock awards is measured at the grant date based on quoted market prices.

The following is a summary of restricted stock awards activity under People’s United Financial’s Incentive Plan and 2007 Plans:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2005	694,634	$8.92
Granted	553,507	15.98
Forfeited	(33,810)	10.24
Vested	(275,633)	6.96

Unvested restricted shares outstanding at December 31, 2006	938,698	13.61

Granted	4,378,574	18.07
Forfeited	(17,274)	15.51
Vested	(225,600)	9.61

Unvested restricted shares outstanding at December 31, 2007	5,074,398	$17.63

Straight-line amortization of unvested restricted stock awards, expected to be recognized over the remaining weighted-average vesting period of 4.3 years, resulted in compensation expense of $6.3 million and $2.5 million for the years ended December 31, 2007 and 2006. Unamortized compensation cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 4.0% per year over the vesting period, totaled $77.8 million at December 31, 2007. The total fair value of restricted stock awards vested in the years ended December 31, 2007 and 2006 was $4.8 million and $4.1 million, respectively.

Restricted shares awarded during 2005 totaled 213,551 shares with a weighted-average grant-date fair value of $12.10. Compensation expense totaled $2.1 million in 2005.

Directors’ Equity Compensation Plan

The Third Amended and Restated People’s United Financial Bank Directors’ Equity Compensation Plan (“Directors’ Equity Plan”) was adopted in 2006 as the successor plan to the Second Amended and Restated People’s United Financial Bank Directors’ Equity Compensation Plan. The Directors’ Equity Plan provides for an annual award of $95,000 worth of shares of People’s United Financial common stock to each non-employee director immediately following each annual meeting of shareholders. Shares of People’s United Financial common stock issued pursuant to the Directors’ Equity Plan are not transferable until the third anniversary of the grant date or, if earlier, upon the director’s cessation of service. A total of 892,500 shares of People’s United Financial common stock are reserved for issuance under the Directors’ Equity Plan.

No grants were made to directors under the Directors’ Equity Plan in 2007. Expense totaling $0.2 million, $0.9 million and $0.8 million was recognized for the years ended December 31, 2007, 2006 and 2005, respectively, for the Directors’ Equity Plan and the predecessor plan. At December 31, 2007, 425,025 shares remain available for issuance.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 20—Financial Instruments

In the normal course of business, People’s United Financial is a party to both on-balance-sheet and off-balance-sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition. The contractual amounts of off-balance-sheet instruments reflect the extent of People’s United Financial involvement in particular classes of financial instruments.

A summary of the contractual or notional amounts of People’s United Financial’s financial instruments follows:

As of December 31 (in millions)	2007	2006
Lending-Related Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Consumer	$1,787.7	$1,354.8
Commercial	1,123.7	1,056.4
Commercial real estate	672.6	728.3
Residential mortgage	33.6	18.4
Letters of credit	73.9	44.5

Derivative Financial Instruments: (2)
Interest rate floors	700.0	700.0
Interest rate swaps	6.7	6.9
Foreign exchange contracts	13.1	13.1
Forward commitments to sell residential mortgage loans	26.2	44.4
Interest rate-lock commitments on residential mortgage loans	26.2	44.4

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrower does not meet contractual repayment obligations, and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

Lending-Related Instruments

The contractual amounts of People’s United Financial lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s United Financial credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s United Financial lending-related financial instruments is similar to the distribution of its loan portfolio, as described in Note 7.

People’s United Financial issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s United Financial to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and secured similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s United Financial would have to fulfill the terms of the letter of credit. The fair value of

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial’s obligations relating to $72.3 million of stand-by letters of credit at December 31, 2007 was $0.3 million, which is included in other liabilities in the Consolidated Statements of Condition. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

Derivative Financial Instruments

People’s United Financial uses derivative financial instruments for risk management purposes and not for trading or speculative purposes. People’s United Financial controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Under netting arrangements collateral is obtained, when appropriate, through physical delivery of securities or cash to reduce People’s United Financial exposure to credit losses in the event of non-performance by the counterparties to these transactions. People’s United Financial also controls its counterparty risk by entering into arrangements only with highly-rated counterparties that are specifically approved by People’s United Financial up to a maximum credit exposure. People’s United Financial credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $27.3 million and $11.4 million at December 31, 2007 and 2006, respectively.

People’s United Financial’s principal derivative positions outstanding at December 31, 2007 and 2006 were interest rate floors that are accounted for as cash flow hedges relating to certain floating-rate commercial loans that reprice based on the one-month LIBOR-index rate. Hedge ineffectiveness recorded in 2007, 2006 and 2005 was insignificant. To a much lesser extent, People’s United Financial engages in derivative transactions (interest rate swaps) that are accounted for as fair value hedges. The ineffective portion of hedge results related to fair value hedges recorded in 2007, 2006 and 2005 was insignificant.

The following sections further discuss each class of derivative financial instrument used by People’s United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Floors

Interest rate floors are a type of option contract that exercises when the underlying interest rate falls below a specified strike rate. People’s United Financial purchased interest rate floors for the purpose of partially managing its exposure to decreases in the one-month LIBOR-index rate used to reprice certain long-term commercial loans. If the one-month LIBOR-index rate falls below the specified strike rate, People’s United Financial would receive an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate.

The change in fair value of a derivative that is highly effective, and is designated and qualifies as a cash flow hedge, is recorded in accumulated other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. The fair value of interest rate floors at December 31, 2007 reflected the unamortized premium and unrealized gain (with a corresponding credit to accumulated other

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

comprehensive loss, after applicable taxes). The unrealized gain in accumulated other comprehensive loss of $13.3 million at December 31, 2007 represented the changes in market values resulting from decreases in interest rates since the original dates the interest rate floors were purchased. Interest rate floors outstanding at December 31, 2007 mature in 2011.

The group of individual transactions being hedged is People’s United Financial one-month Libor-index commercial loan monthly interest cash flows. People’s United Financial has identified the hedged forecasted transaction as the first one-month Libor-index interest payments received on commercial loans. These are individual transactions that share the same risk exposure, because the interest payments received on the one-month Libor-index commercial loans are subject to interest rate risk related to changes in the one-month Libor rate. The occurrence of one-month Libor interest payment cash flows is probable, and the prepayment of a given loan is not expected to have an effect on the hedging relationship, as the aggregate principal balance of the one-month Libor-index rate commercial loan portfolio underlying the interest payments is maintained at an amount sufficiently greater than the notional amount of the interest rate floors.

Interest Rate Swaps

People’s United Financial pay fixed/receive floating swaps, which are accounted for as fair value hedges, are used to hedge the change in fair value of fewer than five fixed-rate commercial real estate loans from rising interest rates. Under interest rate swaps, People’s United Financial agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount. People’s United Financial enters into these transactions to match more closely the repricing of its assets and liabilities, and to reduce its exposure to increases in interest rates and their effect on interest income and interest expense. For example, certain fixed rate assets may be funded with floating rate borrowings. People’s United Financial enters into interest rate swaps in which it pays a fixed rate and receives a floating rate, in order to effectively “match fund” the asset and liability.

The change in fair value of a derivative that is highly effective, and is designated and qualifies as a fair value hedge, is recorded in earnings. The change in fair value on the hedged asset or liability is also recorded in earnings. People’s United Financial’s liability at December 31, 2007 of $0.4 million represented the unrealized losses at that date on these fair value hedges. Interest rate swaps outstanding at December 31, 2007 mature as follows; $5 million in 2012 and $2 million in 2016.

The net effect of interest rate floors and interest rate swaps was to decrease net interest income by $3.1 million, $0.8 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2005, other non-interest income included $0.1 million and other non-interest expense included $0.4 million relating to the cancellations of certain interest rates swaps.

Forward Exchange Contracts

Foreign exchange forward contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans.

Forward Commitments to Sell and Interest Rate-Lock Commitments on Residential Mortgage Loans

People’s United Financial enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released) in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s United Financial delivers originated

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s United Financial inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s United Financial will commit to an interest rate on a mortgage loan application at a time after the application is approved by People’s United Financial. Fixed-rate residential mortgage loan commitments on held-for-portfolio loans totaled $0.7 million (interest rates from 5.63% to 6.38%) and $0.4 million (interest rates from 5.75% to 6.00%) at December 31, 2007 and 2006, respectively. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives and are reflected in the Consolidated Statements of Condition at fair value. See Note 22.

The following is a summary of certain information concerning derivative financial instruments utilized by People’s United Financial for risk management purposes:

As of December 31 (dollars in millions)	2007	2006
Interest Rate Floors:
Notional principal amounts	$700.0	$700.0
Weighted average strike rate	5.00%	5.00%
Weighted average remaining term to maturity (in months)	37	49
Fair value recognized as an asset	$27.6	$11.5

Interest Rate Swaps:
Notional principal amounts	$6.7	$6.9
Weighted average interest rates:
Pay fixed (receive floating)	5.59%(5.23%)	5.59%(5.35%	)
Weighted average remaining term to maturity (in months)	65	77
Fair value recognized as a liability	$0.4	$0.2

Foreign Exchange Contracts:
Notional principal amounts	$13.1	$13.1
Weighted average remaining term to maturity (in months)	1	2
Fair value recognized as an asset	$0.1	$—
Fair value recognized as a liability	—	0.3

NOTE 21—Legal Proceedings and Lease Commitments

Legal Proceedings

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

Lease Commitments

At December 31, 2007, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2032. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2007 were: $24.7 million in 2008; $24.5 million in 2009; $21.9 million in 2010; $19.6 million in

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2011; $10.9 million in 2012; and an aggregate of $52.8 million in 2013 through 2032. Rent expense under operating leases totaled $18.1 million, $17.8 million and $17.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 22—Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financials’s financial instruments:

	2007		2006
As of December 31 (in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,384.2	$3,384.2	$568.7	$568.7
Securities (1)	61.5	61.5	77.5	77.5
Securities purchased under agreements to resell	428.0	428.0	—	—
Loans, net	8,877.0	8,885.6	9,297.7	9,318.0
Accrued interest receivable	41.9	41.9	45.2	45.2

Financial liabilities:
Time deposits	3,705.6	3,703.6	3,583.0	3,562.7
Other deposits	5,175.0	5,175.0	5,499.6	5,499.6
Federal funds purchased	—	—	4.1	4.1
Subordinated notes	65.4	72.0	65.3	75.0
Accrued interest payable	3.4	3.4	3.3	3.3

Derivative financial instruments: (2)
Recognized as an asset:
Interest rate floors	27.6	27.6	11.5	11.5
Foreign exchange contracts	0.1	0.1	—	—
Forward commitments to sell residential mortgage loans	—	—	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	0.1	0.1	0.1	0.1
Recognized as a liability:
Interest rate swaps	0.4	0.4	0.2	0.2
Foreign exchange contracts	—	—	0.3	0.3
Forward commitments to sell residential mortgage loans	0.1	0.1	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	—	—	0.1	0.1

(1)	Includes trading account securities of $18.7 million and $29.6 million at December 31, 2007 and 2006, respectively. No other financial instruments in this table were held for trading purposes.
(2)	See Note 20 for a further discussion of derivative financial instruments. People’s United Financial has certain off-balance-sheet financial instruments, as described in Note 20, with carrying amounts that primarily consist of deferred fee income and other accruals. The estimated fair values of these other instruments approximated the carrying amounts, which were not significant.

SFAS No. 107 requires disclosures about the fair values of financial instruments for which it is practicable to estimate fair value. Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. These estimates are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a description of the principal valuation methods used by People’s United Financial to estimate the fair values of its financial assets and liabilities:

Securities

The fair values of securities were based primarily upon market prices or dealer quotes. Certain fair values were estimated using independent pricing models or were based on comparisons to market prices of similar securities.

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable) and payment status (performing or non-performing). Fair values were estimated for each component using a valuation method selected by management.

The fair values of performing residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments and credit losses. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

The fair value of home equity lines of credit was based on the outstanding loan balances, as required by SFAS No. 107, and, therefore, does not reflect the value associated with earnings from future loans to existing customers. Management believes that the fair value of these customer relationships has a substantial intangible value separate from the loan balances currently outstanding.

Deposit Liabilities

The fair values of time deposits represent contractual cash flows discounted using interest rates currently offered on time deposits with similar characteristics and remaining maturities. In accordance with SFAS No. 107, the fair values of other deposit liabilities (those with no stated maturity, such as checking and savings accounts) are equal to the carrying amounts payable on demand. As required by SFAS No. 107, deposit fair values do not include the intangible value of core deposit relationships that comprise a significant portion of People’s United Financial’s deposit base. Management believes that People’s United Financial’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the deposit balances.

Borrowings and Subordinated Notes

The fair values of FHLB advances represent contractual repayments discounted using interest rates currently available on advances with similar characteristics and remaining maturities. The fair values of subordinated notes were based on dealer quotes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Derivative Financial Instruments

The carrying amounts for interest rate floors and interest rate swaps represent fair values. The fair values of interest rate floors and interest rate swaps were estimated using a valuation model based on market interest rates and other pricing terms prevailing for similar agreements at the valuation date. These fair values approximate the amounts that People’s United Financial would receive or pay to terminate the interest rate floors and interest rate swaps at the valuation date. The carrying amount for foreign exchange contracts represents fair value. The fair value of foreign exchange contracts was estimated using a valuation model based on market interest rates and other pricing terms prevailing for similar agreements at the valuation date. The fair values of forward commitments to sell and interest rate-lock commitments on adjustable-rate and fixed-rate residential mortgage loans were estimated based on current secondary market prices for commitments with similar terms.

Off-Balance-Sheet Financial Instruments

The estimated fair values of People’s United Financial’s off-balance-sheet financial instruments approximate the respective carrying amounts. These include commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers.

NOTE 23—Business Segment Information

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

People’s United Financial’s two primary business segments are as follows:

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

In addition, Treasury is responsible for managing the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial’s business segment disclosure is based on information generated by an internal profitability reporting system, which generates information by business segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operation of People’s United Financial as a whole.

FTP is used in the calculation of each business segment’s net interest income, and measures the value of funds used in and provided by a business segment. Under this process, a money desk buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s Treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group. This process results in a difference between total net interest income for the reportable business segments and the amounts reported in the Consolidated Statements of Income, which is reflected in the funding center as part of Treasury.

The provision for loan losses for the Commercial Banking and Consumer Financial Services segments is generally based on a five-year rolling average net charge-off rate for the respective segment. People’s United Financial’s allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to each business segment. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year.

The category “Other” includes the residual financial impact from the allocation of revenues and expenses, certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: revenues and expenses relating to the national consumer loan portfolio; certain nonrecurring items, including security gains of $5.4 million from the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in non-interest income for the year ended December 31, 2007) and the $60 million contribution to The People’s United Community Foundation (included in non-interest expense for the year ended December 31, 2007); income from discontinued operations; and income tax benefits. Total assets at year end for each business segment represent earning assets. Included in “Other” are assets such as cash, national consumer loans, premises and equipment, and other assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables provide selected financial information for People’s United Financial’s business segments:

Year ended December 31, 2007 (in millions)	Commercial Banking	Consumer Financial Services	Treasury	Total Segments	Other	Total Consolidated
Net interest income	$131.7	$247.7	$(29.8)	$349.6	$137.0	$486.6
Provision for loan losses	10.9	3.0	—	13.9	(5.9)	8.0
Non-interest income	28.1	140.0	10.6	178.7	6.7	185.4
Non-interest expense	91.1	281.4	(0.3)	372.2	67.1	439.3

Income (loss) from continuing operations before income tax expense (benefit)	57.8	103.3	(18.9)	142.2	82.5	224.7
Income tax expense (benefit)	20.2	36.5	(10.3)	46.4	29.1	75.5

Income (loss) from continuing operations	37.6	66.8	(8.6)	95.8	53.4	149.2
Income from discontinued operations, net of tax	—	—	—	—	1.5	1.5

Net income (loss)	$37.6	$66.8	$(8.6)	$95.8	$54.9	$150.7

Total assets at year end	$4,490.8	$4,606.2	$3,756.6	$12,853.6	$701.2	$13,554.8

Year ended December 31, 2006 (in millions)	Commercial Banking	Consumer Financial Services	Treasury	Total Segments	Other	Total Consolidated
Net interest income	$130.5	$256.4	$(26.2)	$360.7	$21.7	$382.4
Provision for loan losses	10.5	3.0	—	13.5	(10.1)	3.4
Non-interest income	22.8	140.5	(18.2)	145.1	2.3	147.4
Non-interest expense	78.3	261.3	0.5	340.1	6.8	346.9

Income (loss) from continuing operations before income tax expense (benefit)	64.5	132.6	(44.9)	152.2	27.3	179.5
Income tax expense (benefit)	22.6	46.8	(18.9)	50.5	7.3	57.8

Income (loss) from continuing operations	41.9	85.8	(26.0)	101.7	20.0	121.7
Income from discontinued operations, net of tax	—	—	—	—	2.3	2.3

Net income (loss)	$41.9	$85.8	$(26.0)	$101.7	$22.3	$124.0

Total assets at year end	$4,155.0	$5,366.4	$469.0	$9,990.4	$696.5	$10,686.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Year ended December 31, 2005 (in millions)	Commercial Banking	Consumer Financial Services	Treasury	Total Segments	Other	Total Consolidated
Net interest income	$129.7	$266.4	$(43.0)	$353.1	$16.6	$369.7
Provision for loan losses	9.4	3.5	—	12.9	(4.3)	8.6
Non-interest income	23.7	143.5	4.1	171.3	2.0	173.3
Non-interest expense	73.7	259.4	1.4	334.5	9.9	344.4

Income (loss) from continuing operations before income tax expense (benefit)	70.3	147.0	(40.3)	177.0	13.0	190.0
Income tax expense (benefit)	24.6	52.8	(15.3)	62.1	2.0	64.1

Income (loss) from continuing operations	45.7	94.2	(25.0)	114.9	11.0	125.9

Income from discontinued operations, net of tax	—	—	—	—	5.0	5.0
Gain on sale of discontinued operations, net of tax	—	—	—	—	6.2	6.2

Income from discontinued operations	—	—	—	—	11.2	11.2

Net income (loss)	$45.7	$94.2	$(25.0)	$114.9	$22.2	$137.1

Total assets at year end	$3,812.2	$4,900.7	$1,553.2	$10,266.1	$666.4	$10,932.5

NOTE 24—Discontinued Operations

On March 5, 2004, People’s United Financial completed the sale of its credit card business, which included $2.0 billion of credit card receivables, as well as the transfer of its related credit card operations and 420 employees, to The Royal Bank of Scotland Group.

The Consolidated Statements of Condition included an accrued liability of $24.3 million at December 31, 2004 for contract termination and other exit costs related to the credit card sale. In 2005, People’s United Financial resolved the remaining issues regarding its financial obligations under a contract for the servicing of its credit card portfolio. Therefore, the accrued liability was reversed and a $9.7 million pre-tax gain was recorded, which is included in income from discontinued operations on an after-tax basis for the year ended December 31, 2005 in the Consolidated Statements of Income. Income from discontinued operations for the year ended December 31, 2006 includes an after-tax charge of $0.5 million from the resolution of a contingency related to the credit card sale.

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. These recoveries are included in income from discontinued operations in the Consolidated Statements of Income. Recoveries, net of collection costs, totaled $2.3 million, $4.1 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 25—Parent Company Financial Information

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 for a further discussion of the second-step conversion. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information presented is for the period from April 16, 2007 through December 31, 2007.

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENT OF CONDITION

As of December 31 (in millions)	2007
Assets:
Cash at subsidiary bank	$1.0
Short-term investments	1,013.2
Securities purchased under agreements to resell	428.0
Investments in subsidiaries
Bank subsidiary	2,989.2
Non-bank subsidiary	3.0
Other assets	18.3

Total assets	$4,452.7

Liabilities and Stockholders’ Equity:
Other liabilities	$7.3
Stockholders’ equity	4,445.4

Total liabilities and stockholders’ equity	$4,452.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENT OF INCOME

(in millions)	For the period April 16, 2007 through December 31, 2007
Revenues:
Interest income
Securities purchased under agreements to resell	$48.3
Other	0.4

Total interest income	48.7
Dividend from bank subsidiary	206.0
Other non-interest income	0.1

Total revenues	254.8

Expenses:
Contribution to The People’s United
Community Foundation	60.0
Other expenses	3.6

Total expenses	63.6

Income before income tax benefit and equity in overdistributed income of subsidiaries	191.2
Income tax benefit	(5.2)

Income before equity in overdistributed income of subsidiaries	196.4
Equity in overdistributed income of bank subsidiary	(45.7)

Net income	$150.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

(in millions)	For the period April 16, 2007 through December 31, 2007
Cash Flows from Operating Activities:
Net income	$150.7
Contribution of common stock to The People’s United Community Foundation	40.0
Equity in overdistributed income of subsidiaries	45.7
Net change in other assets and liabilities	(14.8)

Net cash provided by operating activities	221.6

Cash Flows from Investing Activities:
Purchases of securities purchased under agreements to resell	(428.0)
Increase in investments in subsidiaries	(1,667.4)

Net cash used by investing activities	(2,095.4)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(115.6)
Net proceeds from issuance of common stock pursuant to second-step conversion	3,334.8
Capital contribution pursuant to dissolution of People’s Mutual Holdings	8.1
Purchase of common stock by ESOP	(216.8)
Common stock repurchased	(127.1)
Proceeds from issuance of common stock, net of related tax benefits	4.6

Net cash provided by financing activities	2,888.0

Net increase in cash and cash equivalents	1,014.2
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of year	$1,014.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 26—Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2007 and 2006:

	2007				2006
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$149.4	$187.5	$189.4	$180.7	$137.8	$144.3	$149.4	$150.6
Interest expense	54.1	55.5	55.1	55.7	43.8	48.2	53.2	54.5

Net interest income	95.3	132.0	134.3	125.0	94.0	96.1	96.2	96.1
Provision for loan losses	0.8	1.8	2.5	2.9	(2.3)	0.2	4.1	1.4

Net interest income after provision for loan losses	94.5	130.2	131.8	122.1	96.3	95.9	92.1	94.7
Non-interest income	43.6	45.5	50.2	46.1	42.4	39.2	20.5	45.3
Non-interest expense	88.1	155.7	95.5	100.0	87.6	86.6	87.1	85.6

Income from continuing operations before income tax expense	50.0	20.0	86.5	68.2	51.1	48.5	25.5	54.4
Income tax expense	16.9	6.9	29.2	22.5	17.2	16.3	8.6	15.7

Income from continuing operations	33.1	13.1	57.3	45.7	33.9	32.2	16.9	38.7

Income from discontinued operations, net of tax	0.5	0.4	0.3	0.3	0.9	0.7	0.1	0.6

Net income	$33.6	$13.5	$57.6	$46.0	$34.8	$32.9	$17.0	$39.3

Basic earnings per common share	$0.11	$0.05	$0.20	$0.16	$0.11	$0.11	$0.06	$0.14
Diluted earnings per common share	0.11	0.05	0.20	0.16	0.11	0.11	0.06	0.13

Average common shares outstanding:
Basic	297.75	290.98	289.65	284.91	297.00	297.38	297.51	297.57
Diluted	299.26	292.38	290.84	286.60	298.33	298.57	298.93	299.20

Common stock price:
High	$22.81	$21.38	$18.62	$18.60	$16.11	$16.43	$19.60	$21.62
Low	19.78	17.56	14.78	15.83	14.29	14.70	15.19	18.69

Dividends paid (1)	15.5	38.7	38.7	38.2	13.6	15.4	15.5	15.5

Dividends per share (1)	0.12	0.13	0.13	0.13	0.10	0.12	0.12	0.12

Dividend payout ratio (1)	46.1%	286.4%	67.2%	83.2%	39.0%	46.9%	91.0%	39.3%

(1)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007. See Note 14.

INDEX TO EXHIBITS

Designation	Description

3.2	Third Amended and Restated Bylaws of People’s United Financial, Inc.

10.13(a)*	Amendment One to The People’s Bank Cap Excess Plan

10.14(c)*	Amendment Three to The People’s Bank Enhanced Senior Pension Plan

10.15(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement

10.16*	Second Amended and Restated People’s United Bank Supplemental Savings Plan

10.17(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement

10.24*	Employee Stock Ownership Plan of People’s United Financial, Inc.

10.24(a)*	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 1

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

99.1	Impact of Inflation

99.2	Other Statistical Data

99.3	Management’s Report on the Effectiveness of Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations

99.4	Report of Independent Registered Public Accounting Firm on Management’s Assessment Regarding Internal Control over Financial Reporting

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.