Form 10-Q
period 2008-03-31
People's United Financial, Inc.
filed 2008-05-12
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, there were 345,977,278 shares of the registrant’s common stock outstanding.

Item 1 – Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$522.3	$296.2
Short-term investments	2,385.7	3,088.0

Total cash and cash equivalents	2,908.0	3,384.2

Securities (note 4):
Trading account securities, at fair value	24.9	18.7
Securities available for sale, at fair value	949.8	42.2
Securities held to maturity, at amortized cost (fair value of $1.4 million and $0.6 million)	1.4	0.6

Total securities	976.1	61.5

Securities purchased under agreements to resell	370.0	428.0

Loans (note 5):
Residential mortgage	4,197.3	3,212.9
Commercial	3,809.6	2,600.4
Commercial real estate	4,504.8	1,885.6
Consumer	1,980.3	1,250.8

Total loans	14,492.0	8,949.7
Less allowance for loan losses	(151.7)	(72.7)

Total loans, net	14,340.3	8,877.0

Bank-owned life insurance (note 1)	227.2	222.6
Premises and equipment, net	269.1	156.8
Goodwill (notes 3 and 8)	1,245.7	101.5
Other acquisition-related intangibles (notes 3 and 8)	290.2	2.5
Other assets	480.1	320.7

Total assets	$21,106.7	$13,554.8

Liabilities
Deposits:
Non-interest-bearing	$3,278.8	$2,166.1
Savings, interest-bearing checking and money market	6,444.2	3,008.9
Time	5,436.8	3,705.6

Total deposits	15,159.8	8,880.6

Borrowings:
Federal Home Loan Bank advances	17.1	—
Repurchase agreements	111.2	—
Other	20.0	—

Total borrowings	148.3	—

Subordinated notes	179.5	65.4
Other liabilities (note 3)	400.5	163.4

Total liabilities	15,888.1	9,109.4

Stockholders’ Equity (notes 2, 3 and 14)
Common stock ($0.01 par value; 1.95 billion shares authorized; 345.7 million and 301.1 million shares issued)	3.5	3.0
Additional paid-in capital	4,436.1	3,642.8
Retained earnings	1,049.0	1,079.6
Treasury stock, at cost (3.2 million and 2.8 million shares)	(58.2)	(51.8)
Accumulated other comprehensive loss (note 6)	(4.0)	(18.6)
Unallocated common stock of Employee Stock Ownership Plan (note 1)	(207.8)	(209.6)

Total stockholders’ equity	5,218.6	4,445.4

Total liabilities and stockholders’ equity	$21,106.7	$13,554.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended
(in millions, except per share data)	March 31, 2008	March 31, 2007
Interest and dividend income:
Residential mortgage	$59.7	$49.0
Commercial	58.1	40.6
Commercial real estate	73.9	31.8
Consumer	31.5	22.9

Total interest on loans	223.2	144.3
Short-term investments	18.9	4.0
Securities purchased under agreements to resell	3.1	—
Securities	10.1	1.1

Total interest and dividend income	255.3	149.4

Interest expense:
Deposits	83.7	52.3
Borrowings	1.1	0.1
Subordinated notes	3.8	1.7

Total interest expense	88.6	54.1

Net interest income	166.7	95.3
Provision for loan losses (note 3)	8.3	0.8

Net interest income after provision for loan losses	158.4	94.5

Non-interest income:
Fee-based revenues:
Service charges on deposit accounts	23.1	18.0
Insurance revenue	9.1	7.3
Brokerage commissions	4.5	3.4
Other fees	21.5	9.1

Total fee-based revenues	58.2	37.8
Net security gains (note 4)	8.5	—
Bank-owned life insurance (note 1)	3.0	2.4
Net gains on sales of residential mortgage loans	2.0	0.7
Other non-interest income	10.2	2.7

Total non-interest income	81.9	43.6

Non-interest expense:
Compensation and benefits	89.1	51.3
Occupancy and equipment	31.6	16.5
Merger-related expenses (note 3)	36.5	—
Other non-interest expense	62.0	20.3

Total non-interest expense	219.2	88.1

Income from continuing operations before income tax expense	21.1	50.0
Income tax expense	6.0	16.9

Income from continuing operations	15.1	33.1

Discontinued operations (note 11):
Income from discontinued operations, net of tax	—	0.5

Net income	$15.1	$33.6

Earnings per common share (notes 2 and 7):
Basic:
Income from continuing operations	$0.05	$0.11
Net income	0.05	0.11
Diluted:
Income from continuing operations	0.05	0.11
Net income	0.05	0.11

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the three months ended March 31, 2008 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	15.1	—	—	—	15.1
Other comprehensive income, net of tax (note 6)	—	—	—	—	13.6	—	13.6

Total comprehensive income							28.7

Common stock issued in Chittenden acquisition, net of issuance costs	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.13 per share)	—	—	(44.3)	—	—	—	(44.3)
Restricted stock awards	—	17.1	(0.8)	(6.4)	—	—	9.9
ESOP common stock committed to be released (note 1)	—	—	(0.3)	—	—	1.8	1.5
Stock options and related tax benefits	—	6.5	—	—	—	—	6.5
SFAS No. 158 effect of changing pension plan measurement date, net of tax (note 1)	—	—	(0.3)	—	1.0	—	0.7

Balance at March 31, 2008	$3.5	$4,436.1	$1,049.0	$(58.2)	$(4.0)	$(207.8)	$5,218.6

For the three months ended March 31, 2007 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$(48.0)	$1,339.5
Comprehensive income:
Net income	—	—	33.6	—	33.6
Other comprehensive income, net of tax	—	—	—	1.6	1.6

Total comprehensive income					35.2

Cash dividends on common stock ($0.12 per share)	—	—	(15.5)	—	(15.5)
Stock options and related tax benefits	0.1	(0.5)	—	—	(0.4)

Balance at March 31, 2007	$142.3	$182.4	$1,080.5	$(46.4)	$1,358.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
(in millions)	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income	$15.1	$33.6
Income from discontinued operations, net of tax	—	(0.5)

Income from continuing operations	15.1	33.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Provision for loan losses	8.3	0.8
Depreciation and amortization of premises and equipment	8.1	4.4
Impairment loss on premises and equipment	19.3	—
Amortization of leased equipment	1.9	1.3
Amortization of other acquisition-related intangibles	5.2	0.2
Net security gains	(8.5)	—
Net gains on sales of residential mortgage loans	(2.0)	(0.7)
Allocation of ESOP common stock	1.5	—
Originations of loans held-for-sale	(190.4)	(101.6)
Proceeds from sales of loans held-for-sale	171.1	81.3
Net increase in trading account securities	(6.2)	—
Net changes in other assets and liabilities	30.0	24.1

Net cash provided by operating activities of continuing operations	53.4	42.9

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	58.0	—
Proceeds from sales of securities available for sale	642.4	68.7
Proceeds from principal repayments of securities available for sale	370.9	(0.2)
Purchases of securities available for sale	(987.3)	(64.6)
Proceeds from sales of loans	12.2	—
Loan principal collections, net of disbursements	134.4	79.6
Purchases of bank-owned life insurance	—	(0.1)
Return of premium on bank-owned life insurance	0.2	—
Purchases of premises and equipment	(7.8)	(10.8)
Purchases of leased equipment	(2.1)	(5.5)
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	(762.8)	—

Net cash (used in) provided by investing activities	(541.9)	67.1

Cash Flows from Financing Activities:
Net increase in deposits	49.6	885.0
Net increase in borrowings with terms of three months or less	7.2	3.7
Net decrease in borrowings with term of three months or more	(2.5)	—
Cash dividends paid on common stock	(44.3)	(15.5)
Proceeds from stock options exercised, including excess income tax benefits	2.3	1.9

Net cash provided by financing activities	12.3	875.1

Cash Flows from Discontinued Operations:
Operating activities	—	0.5

Net cash provided by discontinued operations	—	0.5

Net (decrease) increase in cash and cash equivalents	(476.2)	985.6
Cash and cash equivalents at beginning of period	3,384.2	568.7

Cash and cash equivalents at end of period	$2,908.0	$1,554.3

Supplemental Information:
Interest payments	$83.1	$55.5
Income tax payments	0.6	—
Real estate properties acquired by foreclosure	0.5	0.1

The fair values of non-cash assets acquired, excluding goodwill and other acquisition-related intangibles, and liabilities assumed in the acquisition of Chittenden Corporation on January 1, 2008 were $6.8 billion and $6.7 billion, respectively. Common stock and additional paid-in capital (net of issuance costs) increased by $770.2 million as a result of the acquisition.

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

NOTE 1. GENERAL

People’s United Financial, Inc. (“People’s United Financial”) is a Delaware corporation and the holding company for People’s United Bank. On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 for a further discussion of the second-step conversion. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for periods prior to March 31, 2007 is that of People’s United Bank. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is, therefore, used to refer to the Bank both before and after the name change. On January 1, 2008, People’s United Financial completed its acquisition of the Chittenden Corporation, a multi-bank holding company headquartered in Burlington, Vermont. See Note 3 for a further discussion of the acquisition.

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including the classification of revenues and expenses within discontinued operations.

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by this Quarterly Report on Form 10-Q for the period ended March 31, 2008, includes disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments including other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. These statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies purchased on the lives of certain management-level employees. Increases in the cash surrender value of these policies and death benefits in excess of the related invested premiums are included in non-interest income in the Consolidated Statements of Income, while insurance proceeds received are recorded as a reduction in the cash surrender value. The company’s BOLI policies have been underwritten by highly-rated third party insurance carriers. Investments underlying these policies are not leveraged and, as such, are deemed to be of moderate and/or low risk.

On January 1, 2008, People’s United Financial adopted the provisions of Emerging Issues Task Force (“EITF”) Issue Nos. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” and 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends into postretirement periods. EITF 06-10 requires that a liability be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement, if, on the basis of the substantive agreement with the employee, the employer has agreed to (i) maintain a life insurance policy during the postretirement period or (ii) provide a death benefit. Adoption of EITF Issue Nos. 06-4 and 06-10 did not have a significant impact on the Consolidated Financial Statements.

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

On January 1, 2008, People’s United Financial adopted the measurement date transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” In doing so, People’s United Financial performed a measurement of plan assets and benefit obligations as of January 1, 2008 and recorded the net periodic benefit cost for the period between the measurement date used for purposes of 2007 year-end reporting (September 30, 2007) and December 31, 2007 as an adjustment, net of tax, to the opening balance of retained earnings as of January 1, 2008. Other changes in the fair value of plan assets and the benefit obligations for the period between September 30, 2007 and December 31, 2007 were recognized, net of tax, as a separate adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. Application of the transition provisions of SFAS No. 158 on January 1, 2008 resulted in People’s United Financial recording a pre-tax reduction in retained earnings of $0.4 million ($0.3 million, net of tax) and a pre-tax decrease in accumulated other comprehensive loss of $1.6 million ($1.0 million, net of tax).

People’s United Financial also maintains an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these benefits over the employees’ years of service to the date of their eligibility for such benefits.

Components of the net periodic benefit (income) expense for the plans described above are as follows:

For the three months ended March 31	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$2.0	$2.1	$—	$—
Interest cost	3.7	3.4	0.2	0.2
Expected return on plan assets	(6.1)	(5.6)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	0.4	1.1	—	—
Recognized prior service cost	(0.1)	—	(0.1)	(0.1)

Net periodic benefit (income) expense	$(0.1)	$1.0	$0.2	$0.2

People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income attributable to this plan totaled $0.3 million for the three months ended March 31, 2008. In addition, People’s United Financial continues to maintain an incentive savings and profit sharing plan for former Chittenden employees. Eligible employees may contribute, through salary reductions, up to 6% of their compensation as a basic employee contribution and up to an additional 20% of their compensation as a supplemental employee contribution.

People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) subsequent to the second-step conversion (see Note 2). In April 2007, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial is expected to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At March 31, 2008, the loan balance totaled $210.1 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 435,567 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2008, 10,018,008 shares of People’s United Financial common stock remain unallocated. The fair value of the unallocated shares was $173.4 million at March 31, 2008.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings. Expense recognized for the ESOP totaled $1.5 million for the three months ended March 31, 2008.

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

NOTE 3. ACQUISITION OF CHITTENDEN CORPORATION

On January 1, 2008, People’s United Financial completed its acquisition of the Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The six Chittenden banks (together the “Subsidiary Banks”), which will continue to do business under their existing names as subsidiaries of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts. Each of the Subsidiary Banks became federally-chartered savings banks on January 1, 2008.

Total consideration of $1.8 billion consisted of approximately of $1.0 billion in cash and 44.3 million shares of People’s United Financial common stock with a fair value of approximately $0.8 billion. Cash consideration was paid at the rate of $35.636 per Chittenden share and stock consideration was paid at the rate of 2.0457 shares of People’s United Financial common stock per Chittenden share. The acquisition was accounted for as a purchase. Accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008, and People’s United Financial’s results of operations for the period ended March 31, 2008 include the results of Chittenden for the entire period.

Merger-related expenses totaling $41.0 million were recorded in the first quarter of 2008. Included in this amount is a $4.5 million charge to the provision for loan losses to align allowance for loan losses methodologies across the combined organization. In addition, non-interest expense includes $36.5 million of merger-related charges, including asset impairment charges ($19.3 million), costs relating to severance and branch closings ($10.5 million), and other accrued liabilities ($6.7 million). During the process of the company’s business integration of the Chittenden banks, and as a part of its strategic planning for possible future acquisitions, People’s United Financial undertook a comprehensive review of its options relating to technology strategy. This re-assessment resulted in a determination by management that in order to achieve its acquisition integration goals, the company should discontinue its current Connecticut core deposit system replacement project at this time. As a result of this determination, People’s United Financial recorded the aforementioned asset impairment charge.

The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the acquisition cost over the fair value of net tangible and intangible assets acquired has been recorded as goodwill. The acquisition-date fair value of these assets and liabilities is summarized as follows:

(In millions)
Assets:
Cash and cash equivalents	$300.5
Securities	924.2
Loans, net	5,600.5
Premises and equipment	131.9
Goodwill	1,144.2
Core deposit intangible	124.1
Trade names	122.7
Other intangibles	46.1
Other assets	148.4

Total assets	$8,542.6

Liabilities:
Deposits	$6,229.6
Borrowings	143.6
Subordinated notes	115.0
Other liabilities	214.4

Total liabilities	$6,702.6

Total acquisition cost	$1,840.0

Net deferred tax liabilities totaling $132.7 million were established in connection with the recording of intangible assets (other than goodwill) and other purchase accounting adjustments.

The above summary includes adjustments to record Chittenden’s assets and liabilities at their respective fair values based on management’s best estimate using the information available at this time. Increases or decreases in fair value of certain balance sheet amounts and other items of Chittenden as compared to the information presented may result in changes in the acquisition cost allocation; however, management does not expect that any such changes will be material.

The core deposit intangible will be amortized over a 10-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized. Other intangibles, which represent the value of customer relationships attributable to Chittenden’s trust and insurance businesses, will be amortized over 15 and 10 years, respectively, on a straight-line basis, which approximates the manner in which the related benefits attributable to these customer relationships will be recognized. Acquired trade names are deemed to have indefinite useful lives and, accordingly, will not be amortized. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. At March 31, 2008, other liabilities included $7.2 million of accrued acquisition-related costs, which consisted primarily of employee-related payments and professional fees.

People’s United Financial applied the provisions of AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in connection with the acquisition of Chittenden’s loan portfolio. Accordingly, acquired loans exhibiting evidence of deterioration in credit quality since origination, such that all contractually required payments are unlikely of being collected, have been recorded at their estimated net realizable value, without an allocated allowance for loan losses. Upon acquisition, loans within the scope of SOP 03-3 had an outstanding contractual balance of $9.2 million. As a result of repayments, the outstanding contractual balance of such loans decreased to $8.4 million at March 31, 2008. The amount of non-accretable discount applicable to these loans was not significant at either date.

The following table presents summarized unaudited pro forma selected financial information reflecting the acquisition of Chittenden assuming the acquisition was completed as of January 1, 2007:

(In millions, except per share data)	Three Months Ended March 31, 2007
Selected Operating Data:
Net interest income	$151.4
Provision for loan losses	2.3
Non-interest income	68.4
Non-interest expense	147.1
Net income	48.5
Diluted earnings per common share	$0.14

The unaudited pro forma selected financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.

Pro forma diluted earnings per common share was calculated using People’s United Financial’s actual weighted-average shares outstanding for the period presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the period presented.

NOTE 4. SECURITIES

The amortized cost and fair value of People’s United Financial’s securities are as follows:

	March 31, 2008		December 31, 2007
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$24.9	$24.9	$18.7	$18.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	914.0	917.0	22.0	22.0
State and municipal	0.3	0.3	—	—

Total debt securities	914.3	917.3	22.0	22.0

Equity securities:
FHLB stock	31.1	31.1	19.5	19.5
Other securities	1.3	1.4	0.5	0.7

Total equity securities	32.4	32.5	20.0	20.2

Total securities available for sale	946.7	949.8	42.0	42.2
Net unrealized gain on securities available for sale	3.1	—	0.2	—

Total securities available for sale, at fair value	949.8	949.8	42.2	42.2

Securities held to maturity:
Corporate and other	1.4	1.4	0.6	0.6

Total securities held to maturity	1.4	1.4	0.6	0.6

Total securities	$976.1	$976.1	$61.5	$61.5

People’s United Financial recorded a cash gain of $5.6 million (included in net security gains) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s recent initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its January 2008 acquisition of Chittenden, which was a Visa member and whose ownership proportion was based upon its percentage of total fees paid to Visa between 1975 and 2005. In addition, People’s United Financial recorded an additional gain of $1.3 million (included in net security gains) representing its proportionate share of the $3 billion litigation reserve escrow account established by Visa in conjunction with its IPO. This gain partially offsets the $2.0 million Visa litigation reserve established by Chittenden in December 2007.

People’s United Financial continues to own 206,671 of Visa Class B shares that are convertible into Class A shares. Each Class B share currently is convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange. The amount of Class A shares People’s United Financial could realize upon conversion of its Class B shares may change depending upon whether additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of May 9, 2008, those shares could be converted, they would have a market value of approximately $12.2 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

NOTE 5. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	March 31, 2008	December 31, 2007
Residential mortgage:
Adjustable rate	$3,849.4	$3,123.8
Fixed rate	347.9	89.1

Total residential mortgage	4,197.3	3,212.9

Commercial real estate:
Retail	1,155.8	460.7
Office buildings	944.8	409.3
Industrial/manufacturing	618.5	184.6
Residential	599.4	514.3
Hospitality and entertainment	448.6	36.6
Land	159.4	52.3
Self storage/industrial	134.0	97.8
Special use	132.6	71.5
Health care	76.5	47.2
Other properties	235.2	11.3

Total commercial real estate	4,504.8	1,885.6

Commercial and industrial lending:
Manufacturing	652.8	386.1
Finance, insurance and real estate	543.2	425.6
Service	467.2	268.6
Wholesale distribution	286.5	153.3
Retail sales	226.7	121.9
Health services	165.1	115.4
Transportation/utility	80.2	41.5
Arts/entertainment/recreation	69.0	51.7
Other	324.9	54.8

Total commercial and industrial (1)	2,815.6	1,618.9

People’s Capital and Leasing Corp.:
Printing	355.5	340.8
Transportation/utility	267.1	278.8
General manufacturing	139.7	143.7
Retail sales	106.1	95.5
Packaging	74.8	77.0
Service	25.6	25.8
Wholesale distribution	14.1	13.2
Health services	11.1	6.7

Total PCLC loans (1)	994.0	981.5

Consumer:
Home equity credit lines	1,324.6	938.5
Second mortgages	368.3	285.9
Indirect installment loans	212.6	—
Personal installment loans	9.8	10.8
Other loans	65.0	15.6

Total consumer loans	1,980.3	1,250.8

Total loans	$14,492.0	$8,949.7

(1)	Reported as Commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at March 31, 2008 and December 31, 2007 included loans held for sale (substantially all to be sold servicing released) of $29.6 million and $22.2 million, respectively, which approximate fair value.

On January 1, 2008, People’s United Financial adopted the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings,” which requires that the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments accounted for at fair value through earnings. Adoption of SAB No. 109 did not have a significant impact on the Consolidated Financial Statements.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, and net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2008 and 2007 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s period-end stockholders’ equity on an after-tax basis, are as follows:

(in millions)	March 31, 2008	December 31, 2007
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(29.0)	$(27.3)
SFAS No. 158 effect of changing pension plan measurement date	1.0	—
Net unrealized gain on derivatives accounted for as cash flow hedges	22.0	8.6
Net unrealized gain on securities available for sale	2.0	0.1

Total accumulated other comprehensive loss	$(4.0)	$(18.6)

The decrease in total accumulated other comprehensive loss from December 31, 2007 consisted of (i) after-tax increases in the net unrealized gains on derivatives accounted for as cash flow hedges ($13.4 million) and securities available for sale ($1.9 million), and (ii) the effect of changing the pension plan measurement date in accordance with the transition provisions of SFAS No. 158 ($1.0 million), partially offset by an increase in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans ($1.7 million). Other comprehensive income, which is presented net of tax and excluding the SFAS No. 158 transition adjustment, totaled $13.6 million for the three months ended March 31, 2008.

NOTE 7. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended
(in millions, except per share data)	March 31, 2008	March 31, 2007
Income from continuing operations	$15.1	$33.1
Income from discontinued operations	—	0.5

Net income	$15.1	$33.6

Average common shares outstanding for basic EPS	327.9	297.8
Effect of dilutive stock options and unvested stock awards	1.3	1.5

Average common and common-equivalent shares for diluted EPS	329.2	299.3

Basic EPS:
Income from continuing operations	$0.05	$0.11
Income from discontinued operations	—	—
Net income	0.05	0.11

Diluted EPS:
Income from continuing operations	$0.05	$0.11
Income from discontinued operations	—	—
Net income	0.05	0.11

Approximately 10.0 million unallocated ESOP common shares and approximately 3.2 million common shares accounted for as treasury shares have been excluded from the calculation of earnings per share for the three months ended March 31, 2008.

NOTE 8. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.2 billion at March 31, 2008 and $101.5 million at December 31, 2007. Goodwill resulting from the Chittenden acquisition totaled $1.1 billion (see Note 3).

People’s United Financial’s other acquisition-related intangible assets totaled $290.2 million and $2.5 million at March 31, 2008 and December 31, 2007, respectively. Other acquisition-related intangible assets resulting from the Chittenden acquisition totaled $292.9 million (see Note 3). Amortization expense of other acquisition-related intangible assets totaled $5.2 million for the three months ended March 31, 2008 and $0.2 million for the three months ended March 31, 2007. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2008 and each of the next five years is as follows: $20.9 million in 2008; $20.3 million in 2009; $18.5 million in 2010; $16.8 million in 2011; $15.6 million in 2012; and $14.9 million in 2013.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

On April 21, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The plaintiffs, who state that they are customers of People’s United Bank, claim to have suffered damages as a result of People’s United Bank’s alleged failure to safeguard the plaintiffs’ financial and personal information. The plaintiffs have moved for certification of the case as a class action on behalf of themselves and all People’s United Bank customers who are similarly situated.

Management, in conjunction with legal counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to express any view on the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect People’s United Bank’s financial condition or results of operation in any future period.

In the normal course of business, People’s United Financial is subject to various other legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 30 for segment information for the three months ended March 31, 2008 and 2007.

NOTE 11. DISCONTINUED OPERATIONS

People’s United Financial continues to generate recoveries from collection efforts related to previously charged-off credit card accounts that were not included in the sale of its credit card business in 2004. Recoveries occurring subsequent to the sale and through December 31, 2007 were included in income from discontinued operations in the Consolidated Statements of Income. Effective January 1, 2008, income from discontinued operations is no longer disclosed separately in the Consolidated Statements of Income as the level of recoveries continues to decline due to the aging and diminishing pool of charged-off accounts.

NOTE 12. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for (i) all financial instruments and (ii) non-financial instruments accounted for at fair value on a recurring basis, if any. FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” deferred, until January 1, 2009, the effective date of SFAS No. 157 for non-financial instruments that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Accordingly, the fair value measurement and disclosure provisions of SFAS No. 157 will not apply to People’s United Financial for the following valuation measures until 2009: (i) goodwill and other acquisition-related intangible assets; (ii) real estate acquired by foreclosure; and (iii) other long-lived assets.

SFAS No. 157 defines fair value, establishes a new framework for measuring fair value, and expands related disclosures. The provisions of SFAS No. 157 are to be applied whenever other standards require (or permit) assets and liabilities to be measured at fair value, but does not require the use of fair value measurements in any new circumstances.

Broadly, the SFAS No. 157 framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value. In support of this principle, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the SFAS No. 157 fair value hierarchy are as follows:

•

Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. and government agency securities).

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets (examples include corporate and municipal bonds that trade infrequently); and

•

other inputs that are (i) observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.) or (ii) that can be corroborated by observable market data (examples include interest rate and currency derivatives and certain other securities).

•

Level 3 – Valuation techniques that require unobservable inputs which are supported by little or no market activity and that are significant to the fair value measurement of the asset or liability (e.g. pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability).

People’s United Financial maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies People’s United Financial uses to measure the fair value of those financial instruments reported at fair value on a recurring or non-recurring basis:

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices, received from a third party, nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities. Accordingly, such instruments are included in Level 1. When quoted market prices are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate debt securities and are included in Level 2 together with FHLB stock.

Derivatives

People’s United Financial values its derivatives portfolio using internal models that are based on market observable inputs including interest rate curves and forward / spot prices for selected currencies. Derivative assets and liabilities included in Level 2 primarily represent interest rate floors, interest rate swaps and foreign currency forward contracts.

Loans

Loans Held for Sale – Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United Financial uses observable secondary market data, including pricing on recent closed market transactions for portfolios with similar characteristics, to value such loans. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used and such loans are included in Level 3. As of March 31, 2008, residential mortgage loans held for sale totaling $29.6 million were recorded in the Consolidated Statement of Condition. No fair value adjustments were recorded for residential mortgage loans classified as held for sale for the three months ended March 31, 2008.

Impaired Loans – In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Accordingly, impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, namely discounted cash flow projections utilizing management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on independent third-party appraisals). As of March 31, 2008, loans deemed to be impaired under SFAS No. 114 totaled $9.8 million. Charges recorded related to impaired loans totaled $0.2 million for the three months ended March 31, 2008.

Mortgage Servicing Rights

Mortgage servicing rights are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. This model incorporates certain assumptions that market participants would likely use in estimating future net servicing income, such as interest rates, prepayment speeds and the cost to service (including delinquency and foreclosure costs), all of which require a degree of management judgment. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and, when applicable, are classified as Level 3 assets. As of March 31, 2008, mortgage servicing rights totaling $14.8 million were recorded in the Consolidated Statement of Condition. Impairment charges related to such mortgage servicing rights totaled $0.8 million for the three months ended March 31, 2008.

The following table summarizes People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

	Fair Value Measurements Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$24.9	$—	$—	$24.9
Securities available for sale	917.0	32.8	—	949.8
Interest rate floors	—	48.0	—	48.0

Total assets at fair value	$941.9	$80.8	$—	$1,022.7

Liabilities:
Interest rate swaps	$—	$0.6	$—	$0.6
Foreign currency forwards	—	0.8	—	0.8

Total liabilities at fair value	$—	$1.4	$—	$1.4

Also effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities, at their option, to choose to report many financial instruments and certain other items at fair value. As of March 31, 2008, People’s United Financial has not elected the SFAS No. 159 fair value option for any eligible items.

NOTE 13. NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141-R, “Business Combinations (Revised 2007),” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141-R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

In addition, SFAS No. 141-R requires (i) that acquisition-related transaction costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141, (ii) that the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met in order to accrue for a restructuring plan in purchase accounting, and (iii) that certain pre-acquisition contingencies be recognized at fair value. SFAS No. 141-R, which is effective for People’s United Financial on January 1, 2009, is expected to have a significant impact on its accounting for business combinations closing on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amount of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for People’s United Financial on January 1, 2009 and is not expected to have a significant impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires (i) qualitative disclosures about objectives and strategies for using derivatives, (ii) quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and (iii) disclosures about credit risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008.

NOTE 14. SUBSEQUENT EVENT

On April 17, 2008, People’s United Financial’s Board of Directors approved an initial repurchase of up to 5%, or approximately 17.3 million shares, of its common stock outstanding as of that date. The shares are expected to be purchased in the open market or in privately negotiated transactions. Share purchases will be effected at management’s discretion, depending on management’s assessment of the desirability of alternative uses for the company’s capital, the market for the company’s common stock, the company’s cash flow and capital levels, and economic conditions. The repurchase program is expected to be partially funded by dividends paid by People’s United Bank to its parent, People’s United Financial.

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

Selected Consolidated Financial Data

People’s United Financial acquired Chittenden Corporation on January 1, 2008. The acquisition was accounted for using the purchase method of accounting. Accordingly, financial data as of dates or for periods prior to the acquisition date do not include Chittenden Corporation.

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Operating Data:
Net interest income	$166.7	$125.0	$95.3
Provision for loan losses (1)	8.3	2.9	0.8
Fee-based revenues	58.2	39.4	37.8
Net security gains	8.5	—	—
All other non-interest income	15.2	6.7	5.8
Non-interest expense (2)	219.2	100.0	88.1
Income from continuing operations	15.1	45.7	33.1
Income from discontinued operations	—	0.3	0.5
Net income	15.1	46.0	33.6

Selected Statistical Data:
Net interest margin (3)	3.68%	4.01%	3.94%
Return on average assets (3)	0.29	1.37	1.27
Return on average tangible assets (3)	0.31	1.38	1.28
Return on average stockholders’ equity (3)	1.2	4.1	10.0
Return on average tangible stockholders’ equity (3)	1.6	4.2	10.9
Efficiency ratio	65.0	57.4	62.6

Per Common Share Data:
Basic earnings per share	$0.05	$0.16	$0.11
Diluted earnings per share	0.05	0.16	0.11
Dividends paid per share	0.13	0.13	0.12
Dividend payout ratio	293.0%	83.2%	46.1%
Book value (end of period)	$15.70	$15.43	$4.55
Tangible book value (end of period)	11.08	15.07	4.20
Stock price:
High	18.25	18.60	22.81
Low	14.29	15.83	19.78
Close (end of period)	17.31	17.80	21.14

(1)	Includes a $4.5 million provision for the three months ended March 31, 2008 to align allowance for loan losses methodologies across the combined organization following the acquisition of Chittenden Corporation.
(2)	Includes merger-related expenses of $36.5 million and other one-time charges of $14.8 million for the three months ended March 31, 2008.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Financial Condition Data:
Total assets	$21,107	$13,555	$13,551	$13,822	$11,602
Loans	14,492	8,950	8,936	9,046	9,310
Short-term investments (1)	2,756	3,516	3,550	3,655	1,213
Securities, net	976	61	66	70	73
Allowance for loan losses	152	73	74	73	74
Goodwill and other acquisition-related intangibles	1,536	104	104	105	105
Deposits	15,160	8,881	8,782	9,091	9,968
Borrowings	148	—	—	—	8
Subordinated notes	180	65	65	65	65
Stockholders’ equity	5,219	4,445	4,534	4,504	1,359
Non-performing assets	72	26	26	18	19
Net loan charge-offs	2.8	3.7	1.5	3.7	0.4

Average Balances:
Loans	$14,537	$8,869	$8,935	$9,169	$9,305
Short-term investments	2,666	3,551	3,536	3,236	305
Securities	1,020	64	69	70	74
Total earning assets	18,223	12,484	12,540	12,475	9,684
Total assets	20,893	13,446	13,516	13,399	10,601
Deposits	14,952	8,753	8,781	9,195	9,022
Total funding liabilities	15,296	8,818	8,846	9,268	9,094
Stockholders’ equity	5,214	4,439	4,507	3,975	1,338

Ratios:
Net loan charge-offs to average loans (annualized)	0.08%	0.17%	0.07%	0.16%	0.01%
Non-performing assets to total loans, real estate owned and repossessed assets	0.50	0.29	0.29	0.20	0.21
Allowance for loan losses to non-performing loans	226.1	357.8	318.2	404.8	389.4
Allowance for loan losses to total loans	1.05	0.81	0.82	0.80	0.80
Average stockholders’ equity to average total assets	25.0	33.0	33.3	29.7	12.6
Stockholders’ equity to total assets	24.7	32.8	33.5	32.6	11.7
Tangible stockholders’ equity to tangible assets	18.8	32.3	32.9	32.1	10.9
Total risk-based capital	24.7	33.4	35.3	35.1	16.0

(1)	Includes securities purchased under agreements to resell.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio. Management believes this non-GAAP financial measure provides information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts.

Management uses the efficiency ratio to monitor its operating efficiency compared to its peers. The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and fair value adjustments, losses on real estate assets and nonrecurring expenses) (the numerator) to net interest income on a fully taxable equivalent basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be nonrecurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years. Management considers the efficiency ratio to be more representative of People’s United Financial’s ongoing operating efficiency, as the excluded items are generally related to external market conditions and non-routine transactions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

	Three months ended
(dollars in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Total non-interest expense	$219.2	$100.0	$88.1
Less:
Amortization of other acquisition-related intangibles	5.2	0.2	0.2
Merger-related expenses	36.5	—	—
Other one-time charges	14.8	—	—
REO expense	1.4	—	—
Fair value adjustments	0.8	—	—
Other	0.9	0.7	0.2

Total	$159.6	$99.1	$87.7

Net interest income (1)	$167.7	$125.0	$95.3
Total non-interest income	81.9	46.1	43.6
Add:
Fair value adjustments	2.6	—	—
BOLI FTE adjustment (1)	1.6	1.7	1.3
Less:
Net security gains	8.5	—	—

Total	$245.3	$172.8	$140.2

Efficiency ratio	65.0%	57.4%	62.6%

(1)	Fully taxable equivalent.

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

Acquisition

On January 1, 2008, People’s United Financial completed its acquisition of the Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont for total consideration of approximately $1.8 billion. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The six Chittenden banks, which will continue to do business under their existing names as subsidiaries of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts.

The acquisition was accounted for using the purchase method of accounting. Accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008, and People’s United Financial’s results of operations for the period ended March 31, 2008 include the results of Chittenden for the entire period. See Note 3 to the Consolidated Financial Statements for a further discussion of the acquisition.

Financial Overview

People’s United Financial reported net income of $15.1 million, or $0.05 per diluted share, for the three months ended March 31, 2008, compared to $33.6 million, or $0.11 per diluted share, for the year-ago period. This quarter’s results included merger-related expenses of $41.0 million ($36.5 million included in non-interest expense and $4.5 million included in provision for loan losses), other one-time charges totaling $14.8 million, and a $6.9 million gain related to the Visa, Inc. initial public offering. The net impact of these items reduced first quarter 2008 net income by $33.2 million, or $0.10 per diluted share.

Net interest income increased $71.4 million from the year-ago quarter while the net interest margin declined 26 basis points to 3.68%. The lower net interest margin reflects the recent interest rate cuts by the Federal Reserve Bank and the company’s significant excess capital. Compared to the first quarter of 2007, average earning assets increased $8.5 billion, reflecting increases of $5.2 billion in average loans, $2.4 billion in average short-term investments and $0.9 billion in average securities. Average funding liabilities increased $6.2 billion compared to the first quarter of 2007, primarily reflecting a $5.9 billion increase in average total deposits. The net interest margin decreased 33 basis points compared to the fourth quarter of 2007.

Total non-interest income increased $38.3 million compared to the year-ago quarter. Included in total non-interest income are net security gains of $8.5 million in the first quarter of 2008. Non-interest expense increased $131.1 million compared to the first quarter of 2007. Included in total non-interest expense in the first quarter of 2008 are merger-related expenses of $36.5 million and other one-time charges totaling $14.8 million. The efficiency ratio increased to 65.0% in the first quarter of 2008 compared to 62.6% in the year-ago period.

The provision for loan losses in the first quarter of 2008 was $8.3 million compared to $0.8 million in the year-ago period. The provision for loan losses in the first quarter of 2008 reflected a $5.5 million increase in the allowance for loan losses, including a $4.5 million increase resulting from aligning the former Chittenden reserve methodology with that of People’s United Financial, and net loan charge-offs of $2.8 million. The provision for loan losses in the first quarter of 2007 reflected net loan charge-offs of $0.4 million and a $0.4 million increase in the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.05% at March 31, 2008, compared to 0.80% at March 31, 2007. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.08% in the first quarter of 2008 compared to 0.01% in the year-ago quarter.

People’s United Financial’s total stockholders’ equity was $5.2 billion at March 31, 2008, a $773 million increase from December 31, 2007. As a percentage of total assets, stockholders’ equity was 24.7% at March 31, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 18.8% at March 31, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s total risk-based capital ratio was 24.7% at March 31, 2008 compared to 33.4% at December 31, 2007.

Business Segment Results

As a result of the Chittenden acquisition, People’s United Financial’s business segments have been realigned to correspond with its three core businesses. Prior period segment results have been restated to conform to the current presentation. As of March 31, 2008, goodwill and other acquisition-related intangibles recorded in connection with the Chittenden acquisition have not yet been allocated among the company’s business segments and/or reporting units as a result of the aforementioned segment realignment. Accordingly, such amounts, including the related amortization, as appropriate, are included in “Other” as of that date.

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses, Commercial Banking, Retail Banking and Small Business, and Wealth Management. In addition, the treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center. The income or loss for the funding center, which includes the impact of derivative financial instruments used for risk management purposes, represents the interest rate risk component of People’s United Financial’s net interest income as calculated by People’s United Financial’s funds transfer pricing model (“FTP”), to derive each operating segment’s net interest income.

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. The provision for loan losses for the Commercial Banking and Retail Banking and Small Business segments is generally based on a five-year rolling average net charge-off rate for the respective segment.

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

Commercial Banking consists principally of commercial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking and municipal banking, corporate trust and indirect lending.

	Three Months Ended
(in millions)	March 31, 2008	March 31, 2007
Net interest income	$64.7	$28.3
Provision for loan losses	4.4	2.5
Non-interest income:
Fee-based revenues	9.0	4.1
Other non-interest income	10.5	1.6

Total non-interest income	19.5	5.7
Non-interest expense	42.0	13.8

Income before income tax expense	37.8	17.7
Income tax expense	13.0	6.2

Income from continuing operations	$24.8	$11.5

Average assets	$8,247.9	$4,048.3
Average liabilities	3,492.6	1,630.7

Commercial Banking income from continuing operations increased $13.3 million compared to the first of 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income primarily reflects the increase in earning assets and liabilities. Other non-interest income includes $6.0 million of merchant service income and $0.9 million of payroll services revenues. The increase in non-interest expense reflects an increase of $23.0 million of direct and allocated support cost due to the Chittenden acquisition, including $5.3 million of merchant service related expense.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition. The total average commercial banking loan portfolio increased $4.1 billion reflecting increases of $2.7 billion in commercial real estate loans, $1.3 billion in commercial loans and $0.1 billion in PCLC loans. Average commercial non-interest-bearing deposits totaled $857 million in the first quarter of 2008.

Retail Banking and Small Business includes, as its principal business lines, consumer deposit gathering activities, residential mortgage, home equity and other consumer lending, and small business lending.

	Three Months Ended
(in millions)	March 31, 2008	March 31, 2007
Net interest income	$102.8	$65.7
Provision for loan losses	1.4	0.9
Non-interest income:
Fee-based revenues	24.3	19.6
Net gains on sales of residential mortgage loans	2.0	0.7
Other non-interest income	(0.2)	0.1

Total non-interest income	26.1	20.4
Non-interest expense	93.0	60.9

Income before income tax expense	34.5	24.3
Income tax expense	11.7	8.5

Income from continuing operations	$22.8	$15.8

Average assets	$6,255.5	$5,225.8
Average liabilities	12,347.4	8,251.1

Retail Banking and Small Business income from continuing operations increased $7.0 million compared to the first quarter of 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income primarily reflects the increase in earning assets and liabilities. Fee-based revenue in the first quarter of 2008 includes $19.2 million in service charges on deposits accounts compared to $16.1 million in the year-ago quarter. The increase in non-interest expense reflects an increase of $26.6 million in direct and allocated support cost due to the Chittenden acquisition.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition.

Wealth Management consists of private banking, trust services, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and Chittenden Securities, LLC, and other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC.

	Three Months Ended
(in millions)	March 31, 2008	March 31, 2007
Net interest income (loss)	$1.1	$(0.2)
Non-interest income:
Fee-based revenues	22.2	14.1
Net security gains	0.1	—
Other non-interest income	0.4	0.5

Total non-interest income	22.7	14.6
Non-interest expense	20.7	11.8

Income before income tax expense	3.1	2.6
Income tax expense	1.2	1.0

Income from continuing operations	$1.9	$1.6

Average assets	$199.1	$63.9
Average liabilities	133.0	61.2

Wealth Management income from continuing operations increased $0.3 million compared to the first quarter of 2007. Fee-based revenue in the first quarter of 2008 includes $9.1 million in insurance revenue, $7.8 million in trust fees and $4.5 million in brokerage commissions, compared to $7.3 million, $2.9 million and $3.4 million, respectively, in the year-ago quarter.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

	Three Months Ended
(in millions)	March 31, 2008	March 31, 2007
Net interest loss	$(23.2)	$(5.0)
Bank-owned life insurance	3.0	2.4
Net security gains	1.5	—
Non-interest expense	(0.6)	(0.1)

Loss before income tax benefit	(18.1)	(2.5)
Income tax benefit	(7.2)	(1.7)

Loss from continuing operations	$(10.9)	$(0.8)

Average assets	$3,872.8	$542.8
Average liabilities	168.6	67.6

Treasury’s loss from continuing operations in the first quarter of 2008 compared to the 2007 period reflects an $18.2 million increase in net interest loss, a $0.6 million increase in bank-owned life insurance (“BOLI”) income, and $1.5 million in net security gains in the current quarter.

The increase in net interest loss reflects increases of $1.4 million in treasury’s net spread loss and $16.8 million in the funding center’s net spread loss. The increase in the funding center’s net spread loss is due to the acquisition of Chittenden, the declining interest rate environment and the asset sensitive position of People’s United Financial’s balance sheet.

The increases in average assets and average liabilities compared to the year-ago quarter reflects the investment of $3.3 billion in net proceeds from the second-step conversion, partially offset by the use of liquid assets of approximately $1.0 billion to fund the Chittenden acquisition. In addition, average debt securities increased approximately $1.0 billion due to the Chittenden acquisition.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including security gains of $6.9 million related to the Visa IPO, and merger-related expenses and other one-time charges; amortization expense associated with acquisition-related intangibles; and income from discontinued operations. Included in average assets are cash, premises and equipment, goodwill and other acquisition-related intangibles, and other assets.

	Three Months Ended
(in millions)	March 31, 2008	March 31, 2007
Net interest income	$21.3	$6.5
Provision for loan losses	2.5	(2.6)
Net security gains	6.9	—
Other non-interest income	2.2	0.5
Non-interest expense	64.1	1.7

(Loss) income before income tax (benefit) expense	(36.2)	7.9
Income tax (benefit) expense	(12.7)	2.9

(Loss) income from continuing operations	(23.5)	5.0

Income from discontinued operations, net of tax	—	0.5

Net (loss) income	$(23.5)	$5.5

Average assets	$2,317.9	$720.5

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

In response to the disruptions in the capital markets caused by the sub-prime mortgage crisis and the potential for a contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate seven times since September 2007 by a total of 325 basis points, bringing the rate to 2.00% as of April 30, 2008. Given the asset sensitive position of the balance sheet and the company’s significant excess capital position, net interest margin may compress in 2008.

First Quarter 2008 Compared to First Quarter 2007

The net interest margin declined 26 basis points to 3.68% compared to the first quarter of 2007. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the company’s significant excess capital. Net interest income (FTE basis) increased $72.4 million, reflecting a $106.9 million increase in total interest and dividend income, partially offset by a $34.5 million increase in total interest expense.

Average earning assets totaled $18.2 billion in the first quarter of 2008, an $8.5 billion increase from the first quarter of 2007, while the asset mix continued to shift. Average short-term investments increased $2.4 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion completed in April 2007, partially offset by the use of liquid assets of approximately $1.0 billion of short-term investments to fund the Chittenden acquisition on January 1, 2008. Average loans increased $5.2 billion and average securities increased $0.9 billion, primarily as a result of the Chittenden acquisition. As a result, average loans, average securities and average short-term investments comprised 80%, 5% and 15%, respectively, of average earning assets in the first quarter of 2008 compared to 96%, 1% and 3%, respectively, in the 2007 period. In the current quarter, the yield earned on the total loan portfolio was 6.17% and the yield earned on securities and short-term investments was 3.48%, compared to 6.20% and 5.38%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 38% of the loan portfolio has floating interest rates compared to 29% in the year-ago quarter.

The total average commercial banking loan portfolio increased $4.1 billion reflecting increases of $2.7 billion in commercial real estate loans, $1.3 billion in commercial loans and $0.1 billion in PCLC loans. Included in average commercial loans and average commercial real estate loans were increases of $99 million, or 27%, and $81 million, or 30%, in the respective national credits portfolios (primarily due to draw downs on existing lines).

Average residential mortgage loans increased $470 million and average consumer loans increased $688 million primarily as a result of the Chittenden acquisition. Excluding the effect of residential loans acquired in the Chittenden acquisition, average residential loans would have decreased $720 million, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline (excluding the effect of the loans acquired in the Chittenden acquisition) in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments.

Average funding liabilities totaled $15.3 billion in the first quarter of 2008, a $6.2 billion increase compared to the year-ago quarter. Average deposits increased $5.9 billion primarily due to the deposits acquired in the Chittenden acquisition. Average deposits comprised 98% of average funding liabilities in the first quarter of 2008 compared to 99% in the year-ago period. Average non-interest-bearing deposits increased $1.0 billion and average interest-bearing deposits increased $4.9 billion.

The 6 basis point decrease to 2.32% from 2.38% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 8 basis points from the first quarter of 2007, reflecting a decrease of 18 basis points in time deposits, partially offset by an increase of 11 basis points in savings and money market deposits. Average time deposits comprised 37% of average total deposits in the first quarter of 2008 compared to 40% in the 2007 period.

First Quarter 2008 Compared to Fourth Quarter 2007

The net interest margin decreased 33 basis points and net interest income increased $42.7 million compared to the fourth quarter of 2007. Total interest and dividend income increased $75.6 million and total interest expense increased $32.9 million.

Average earning assets increased $5.7 billion, reflecting increases of $5.7 billion in average loans and $1.0 billion in average securities, partially offset by a $1.0 billion decrease in average short-term investments. The increases primarily reflect the loans and securities acquired in the Chittenden acquisition, while the decrease in average short-term investments reflects the $1.0 billion required to fund the Chittenden acquisition.

Average funding liabilities increased $6.5 billion reflecting increases of $6.2 billion in average deposits, $0.2 billion in average borrowings and $0.1 billion in average subordinated notes. The increases primarily reflect the funding liabilities acquired in the Chittenden acquisition.

The table on the following page presents average balances, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis (1)

	March 31, 2008			December 31, 2007			March 31, 2007
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$2,279.1	$18.9	3.31%	$2,227.5	$26.0	4.67%	$305.0	$4.0	5.22%
Securities purchased under agreements to resell	387.4	3.1	3.25	1,323.4	15.5	4.66	—	—	—
Securities (2)	1,019.9	10.1	3.97	63.9	0.9	5.64	74.1	1.1	5.70
Loans:
Residential mortgage	4,298.5	59.7	5.56	3,279.0	43.2	5.27	3,828.2	49.0	5.12
Commercial	3,746.4	58.1	6.20	2,504.2	42.3	6.76	2,363.7	40.6	6.87
Commercial real estate	4,498.6	74.9	6.66	1,837.8	31.8	6.93	1,808.2	31.8	7.03
Consumer	1,993.2	31.5	6.32	1,248.3	21.0	6.74	1,305.2	22.9	7.03

Total loans	14,536.7	224.2	6.17	8,869.3	138.3	6.24	9,305.3	144.3	6.20

Total earning assets	$18,223.1	$256.3	5.63%	$12,484.1	$180.7	5.79%	$9,684.4	$149.4	6.17%

Funding liabilities:
Deposits:
Non-interest-bearing	$3,145.9	$—	—%	$2,051.4	$—	—%	$2,125.6	$—	—%
Savings, interest-bearing checking and money market	6,282.8	24.7	1.58	2,998.3	11.1	1.49	3,276.1	12.0	1.47
Time	5,523.2	59.0	4.27	3,703.3	42.9	4.63	3,620.6	40.3	4.45

Total deposits	14,951.9	83.7	2.24	8,753.0	54.0	2.47	9,022.3	52.3	2.32

Borrowings:
FHLB advances	18.4	0.2	4.84	—	—	—	0.6	—	5.04
Repurchase agreements	116.3	0.8	2.60	—	—	—	—	—	—
Other	23.3	0.1	1.67	—	—	—	5.7	0.1	5.17

Total borrowings	158.0	1.1	2.73	—	—	—	6.3	0.1	5.16

Subordinated notes	185.8	3.8	8.14	65.4	1.7	10.15	65.3	1.7	10.16

Total funding liabilities	$15,295.7	$88.6	2.32%	$8,818.4	$55.7	2.53%	$9,093.9	$54.1	2.38%

Excess of earning assets over funding liabilities	$2,927.4			$3,665.7			$590.5

Net interest income/spread (3)		$167.7	3.31%		$125.0	3.26%		$95.3	3.79%

Net interest margin			3.68%			4.01%			3.94%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $1.0 million for the three months ended March 31, 2008 (none for the three months ended December 31, 2007 and March 31, 2007).

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

	Three Months Ended March 31, 2008 Compared To
	March 31, 2007 Increase (Decrease)			December 31, 2007 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$16.8	$(1.9)	$14.9	$0.6	$(7.7)	$(7.1)
Securities purchased under agreements to resell	3.1	—	3.1	(8.6)	(3.8)	(12.4)
Securities	9.5	(0.5)	9.0	9.6	(0.4)	9.2
Loans:
Residential mortgage	6.3	4.4	10.7	14.1	2.4	16.5
Commercial	21.8	(4.3)	17.5	19.5	(3.7)	15.8
Commercial real estate	44.9	(1.8)	43.1	44.3	(1.2)	43.1
Consumer	11.1	(2.5)	8.6	11.8	(1.3)	10.5

Total loans	84.1	(4.2)	79.9	89.7	(3.8)	85.9

Total change in interest and dividend income	113.5	(6.6)	106.9	91.3	(15.7)	75.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	11.8	0.9	12.7	12.9	0.7	13.6
Time	20.4	(1.7)	18.7	19.7	(3.6)	16.1

Total deposits	32.2	(0.8)	31.4	32.6	(2.9)	29.7

Borrowings:
FHLB advances	0.2	—	0.2	0.2	—	0.2
Repurchase agreements	0.8	—	0.8	0.8	—	0.8
Other	0.1	(0.1)	—	0.1	—	0.1

Total borrowings	1.1	(0.1)	1.0	1.1	—	1.1

Subordinated notes	2.5	(0.4)	2.1	2.6	(0.5)	2.1

Total change in interest expense	35.8	(1.3)	34.5	36.3	(3.4)	32.9

Change in net interest income	$77.7	$(5.3)	$72.4	$55.0	$(12.3)	$42.7

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Fee-based revenues:
Service charges on deposit accounts	$23.1	$19.4	$18.0
Insurance revenue	9.1	6.2	7.3
Brokerage commissions	4.5	3.4	3.4
Other fee-based revenues:
Other banking service charges and fees	7.6	4.2	4.1
Investment management fees	8.8	3.1	2.9
Other fees	5.1	3.1	2.1

Total other fee-based revenues	21.5	10.4	9.1

Total fee-based revenues	58.2	39.4	37.8

Net security gains:
Debt securities held for sale	1.5	—	—
Trading account securities	0.1	—	—
Equity securities available for sale	6.9	—	—

Total net security gains	8.5	—	—

Merchant interchange fees	6.4	—	—
Bank-owned life insurance	3.0	3.1	2.4
Net gains on sales of residential mortgage loans	2.0	0.6	0.7
Other non-interest income	3.8	3.0	2.7

Total non-interest income	$81.9	$46.1	$43.6

Total non-interest income increased $38.3 million compared to the first quarter of 2007 and $35.8 million from the fourth quarter of 2007, primarily due to the effect of the Chittenden acquisition.

The $12.4 million increase in other fee-based revenues compared to the first quarter of 2007 reflects an increase in trust fees due to the Chittenden acquisition and an increase in commercial loan prepayment penalties.

Securities gains in the current quarter include a $6.9 million gain related to the Visa, Inc. initial public offering and $1.5 million of gains related to the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates subsequent to January 1, 2008. The proceeds from the sale of the Chittenden securities were subsequently reinvested in securities with a shorter duration.

People’s United Financial recorded a cash gain of $5.6 million resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s recent initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its January 2008 acquisition of Chittenden, which was a Visa member and whose ownership proportion was based upon its percentage of total fees paid to Visa between 1975 and 2005. In addition, People’s United Financial recorded an additional gain of $1.3 million representing its proportionate share of the $3 billion litigation reserve escrow account established by Visa in conjunction with its IPO. This gain partially offsets the $2.0 million Visa litigation reserve established by Chittenden in December 2007.

People’s United Financial continues to own 206,671 of Visa Class B shares that are convertible into Class A shares. Each Class B share currently is convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange. The amount of Class A shares People’s United Financial could realize upon conversion of its Class B shares may change depending upon whether additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of May 9, 2008, those shares could be converted, they would have a market value of approximately $12.2 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

Net gains on sales of residential mortgage loans increased $1.3 million compared to the first quarter of 2007. Merchant interchange fees relate to the business credit card portfolio acquired in connection with the Chittenden acquisition.

BOLI income totaled $3.0 million ($4.6 million on a taxable-equivalent basis) in the first quarter of 2008, compared to $2.4 million ($3.7 million on a taxable-equivalent basis) in the year-ago quarter, and $3.1 million in the fourth quarter of 2007 ($4.8 million on a taxable-equivalent basis). BOLI income included $0.5 million of death benefits in both the first quarter of 2008 and the fourth quarter of 2007.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Compensation and benefits	$89.1	$56.3	$51.3
Occupancy and equipment	31.6	17.1	16.5
Professional and outside service fees	11.5	8.5	6.2
Advertising and promotion	3.7	3.1	2.4
Stationery, printing and postage	3.5	2.2	1.8
Amortization of other acquisition-related intangibles	5.2	0.2	0.2
Merchant interchange expense	4.8	—	—
Other non-interest expense	33.3	12.6	9.7

Total	182.7	100.0	88.1
Merger-related expenses	36.5	—	—

Total non-interest expense	$219.2	$100.0	$88.1

Efficiency ratio	65.0%	57.4%	62.6%

Total non-interest expense in the first quarter of 2008 increased $94.6 million compared to the first quarter of 2007 and $82.7 million compared to the fourth quarter of 2007, excluding the effect of $36.5 million of merger-related expenses recorded in the first quarter of 2008. Merger-related expenses include asset impairment charges of $19.3 million, costs relating to severance and branch closings of $10.5 million and other accrued liabilities of $6.7 million.

During the process of the company’s business integration of the Chittenden banks, and as a part of its strategic planning for possible future acquisitions, People’s United Financial undertook a comprehensive review of its options relating to technology strategy. This re-assessment resulted in a determination by management that in order to achieve its acquisition integration goals, the company should discontinue its current Connecticut core deposit system replacement project at this time. As a result of this determination, People’s United Financial recorded the aforementioned asset impairment charge.

The efficiency ratio increased to 65.0% in the first quarter of 2008 compared to 62.6% in the year-ago quarter, reflecting the decline in interest rates which negatively impacted net interest income.

Compensation and benefits increased $37.8 million compared to the year-ago quarter and $32.8 million compared to the fourth quarter of 2007. The increases primarily reflect the additional Chittenden employees, as well as normal merit increases and $4.5 million of expense related to the ESOP, the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan.

The increase in amortization of other acquisition-related intangibles in the first quarter of 2008 reflects additional amortization of the intangible assets resulting from the Chittenden acquisition. See Note 8 to the Consolidated Financial Statements for a further discussion of the acquisition.

Occupancy and equipment increased $15.1 million compared to the year-ago quarter and $14.5 million compared to the fourth quarter of 2007. The increases primarily reflect the effect of the Chittenden acquisition.

Merchant interchange expense relates to the business credit card portfolio acquired in connection with the Chittenden acquisition. Other non-interest expense increased $23.6 million compared to the year-ago quarter and $20.7 million compared to the fourth quarter of 2007. The first quarter of 2008 includes $14.8 million of one-time charges, including benefit-related and other costs associated with the death of People’s United Financial’s former President.

Income Taxes

People’s United Financial’s effective income tax rate was 28.4% in the first quarter of 2008 compared to 33.8% in the first quarter of 2007 and 33.0% in the fourth quarter of 2007. The lower effective income tax rate in the first quarter of 2008 primarily reflects a non-taxable BOLI death benefit. People’s United Financial’s effective income tax rate for the remainder of 2008 is expected to be approximately 34%.

FINANCIAL CONDITION

General

Total assets at March 31, 2008 were $21.1 billion, an increase of $7.6 billion from December 31, 2007, reflecting a $5.5 billion increase in total loans and a $1.4 billion increase in goodwill and other acquisition-related intangibles. The increase in total loans is primarily due to the $5.7 billion in total loans acquired in the Chittenden acquisition.

At March 31, 2007, liabilities totaled $15.9 billion, a $6.8 billion increase from December 31, 2007, reflecting a $6.3 billion increase in total deposits primarily due to the deposits of $6.2 billion acquired in the Chittenden acquisition.

The increase in total loans from December 31, 2007 to March 31, 2008 reflects increases of $2.6 billion in commercial real estate loans, $1.2 billion in commercial loans, $1.0 billion in residential mortgage loans and $0.7 billion in consumer loans. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $236 million, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future (excluding the effect of the loans acquired in the Chittenden acquisition) until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments.

Non-performing assets totaled $72.0 million at March 31, 2008, a $45.9 million increase from year-end 2007. Essentially all of the increase is attributable to non-performing assets acquired in the Chittenden acquisition. The allowance for loan losses totaled $151.7 million at March 31, 2008 compared to $72.7 million at December 31, 2007. At March 31, 2008, the allowance for loan losses as a percent of total loans was 1.05% and as a percent of non-performing loans was 226%, compared to 0.81% and 358%, respectively, at December 31, 2007.

People’s United Financial’s total stockholders’ equity was $5.2 billion at March 31, 2008, a $773 million increase from December 31, 2007, reflecting the issuance of 44.3 million shares of common stock with a fair value of approximately $770 million in connection with the Chittenden acquisition and net income of $15.1 million, partially offset by dividends paid of $44.3 million. As a percentage of total assets, stockholders’ equity was 24.7% at March 31, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 18.8% at March 31, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s leverage capital ratio, and tier 1 and total risk-based capital ratios were 17.9%, 23.5% and 24.7%, respectively, at March 31, 2008, compared to 24.1%, 32.3% and 33.4%, respectively, at December 31, 2007.

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

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Balance at beginning of period	$72.7	$73.5	$74.0
Charge-offs	(3.7)	(4.1)	(0.8)
Recoveries	0.9	0.4	0.4

Net loan charge-offs	(2.8)	(3.7)	(0.4)
Provision for loan losses	8.3	2.9	0.8
Allowance recorded in the Chittenden acquisition	73.5	—	—

Balance at end of period	$151.7	$72.7	$74.4

Allowance for loan losses as a percentage of total loans	1.05%	0.81%	0.80%
Allowance for loan losses as a percentage of non-performing loans	226.1	357.8	389.4

The provision for loan losses in the first quarter of 2008 reflected $2.8 million in net loan charge-offs and a $5.5 million increase in the allowance for loan losses, including a $4.5 million increase resulting from aligning the former Chittenden allowance for loan losses methodology with that of People’s United Financial. The provision for loan losses in the year-ago period reflected $0.4 million in net loan charge-offs and a $0.4 million increase in the allowance for loan losses.

The allowance for loan losses also reflects the allowance of $73.5 million recorded in the Chittenden acquisition with respect to loans not included in the scope of AICPA Statement of Position 03-3, which is discussed in Note 3 to the Consolidated Financial Statements. The allowance for loan losses as a percentage of total loans was 1.05% at March 31, 2008 and 0.81% at December 31, 2007.

Net Loan Charge-Offs

	Three Months Ended
(in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Consumer	$1.1	$0.6	$0.3
Commercial	1.1	2.5	—
PCLC	0.4	0.6	0.1
Residential mortgage	0.2	—	—
Commercial real estate	—	—	—

Total	$2.8	$3.7	$0.4

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Loans (Annualized)

	Three Months Ended
	March 31, 2008	Dec. 31, 2007	March 31, 2007
Consumer	0.21%	0.22%	0.06%
Commercial	0.16	0.66	—
PCLC	0.15	0.26	0.06
Residential mortgage	0.02	—	—
Commercial real estate	—	(0.01)	—

Total portfolio	0.08%	0.17%	0.01%

Net loan charge-offs as a percentage of average total loans increased 7 basis points in the first quarter of 2008 compared to the year-ago period, reflecting a $2.4 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Non-Performing Assets

(dollars in millions)	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Non-accrual loans:
Commercial real estate	$28.4	$3.7	$3.5	$0.1	$0.1
Commercial	16.9	1.3	7.2	8.2	11.3
Residential mortgage	15.3	8.9	7.2	4.2	5.0
Consumer	3.8	3.3	2.2	1.5	1.3
PCLC	2.7	3.1	3.0	3.9	1.4

Total non-accrual loans	67.1	20.3	23.1	17.9	19.1
Real estate owned (“REO”) and repossessed assets, net	4.9	5.8	3.1	0.5	0.3

Total non-performing assets	$72.0	$26.1	$26.2	$18.4	$19.4

Non-performing loans as a percentage of total loans	0.46%	0.23%	0.26%	0.20%	0.21%
Non-performing assets as a percentage of total loans, REO and repossessed assets	0.50	0.29	0.29	0.20	0.21
Non-performing assets as a percentage of stockholders’ equity and allowance for loan losses	1.34	0.58	0.57	0.40	1.35

Total non-performing assets increased $45.9 million from December 31, 2007 and were 0.50% of total loans, REO and repossessed assets at March 31, 2008. The increase in non-performing assets primarily reflects the addition of non-performing assets from the Chittenden acquisition. Increases in non-performing commercial real estate loans of $24.7 million, non-performing commercial loans of $15.6 million and non-performing residential mortgage loans of $6.4 million, were partially offset by a decrease of $0.4 million in non-performing PCLC loans.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2008, People’s United Financial’s liquid assets included $370 million in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $2.9 billion in cash and cash equivalents, $950 million in debt securities available for sale and $25 million in trading account securities. Securities available for sale with a total fair value of $743.7 million at March 31, 2008 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.2 billion at March 31, 2008 compared to $8.9 billion at December 31, 2007 (representing 73% and 66% of total funding at the respective dates). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings totaled $148 million at March 31, 2008 (none at December 31, 2007), representing 0.7% of total funding.

People’s United Financial’s contractual cash obligations, other than deposit liabilities, include subordinated notes, operating leases and purchase obligations. Purchase obligations include those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. The most significant change in People’s United Financial’s contractual cash obligations since December 31, 2007 resulted from the $125 million of subordinated notes acquired in the Chittenden acquisition. These subordinated notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points and are due February 2017. Beginning February 14, 2012, People’s United Financial may choose to redeem some or all of the subordinated notes.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At March 31, 2008, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $3.4 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion.

At March 31, 2008, People’s United Bank had outstanding commitments to originate loans totaling $1.1 billion and approved, but unused, lines of credit extended to customers totaling $4.0 billion (including $2.2 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Capital

People’s United Financial’s total stockholders’ equity was $5.2 billion at March 31, 2008, a $0.8 billion increase compared to $4.4 billion at December 31, 2007. This increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value of approximately of $770 million in connection with the Chittenden acquisition, net income of $15.1 million, and a $14.6 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2007, partially offset by dividends paid of $44.3 million. The decrease in AOCL reflects after-tax increases in (i) the net unrealized gains on derivatives accounted for as cash flow hedges ($13.4 million) and securities available for sale ($1.9 million) and (ii) the effect of changing the pension plan measurement date in accordance with the provisions of SFAS No. 158 ($1.0 million), partially offset by an increase in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans ($1.7 million). Stockholders’ equity equaled 24.7% of total assets at March 31, 2008 and 32.8% at December 31, 2007.

In April 2008, People’s United Financial’s Board of Directors voted to increase the quarterly dividend on its common stock by $0.0167 per share, or 12.5%, to $0.15 per share. The dividend is payable May 15, 2008, to shareholders of record on May 1, 2008. People’s United Financial’s Board of Directors also approved an initial repurchase of up to 5%, or approximately 17.3 million shares, of its common stock outstanding as of April 17, 2008. The shares are expected to be purchased in the open market or in privately negotiated transactions. Share purchases will be effected at management’s discretion, depending on management’s assessment of the desirability of alternative uses for the company’s capital, the market for the company’s common stock, the company’s cash flow and capital levels, and economic conditions. The repurchase program is expected to be partially funded by dividends paid by People’s United Bank to its parent, People’s United Financial.

People’s United Bank’s tangible capital ratio was 17.9% at March 31, 2008, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2008 with ratios of 17.9% and 24.7%, respectively, compared to 24.1% and 33.4%, respectively, at December 31, 2007. The decreases from December 31, 2007 primarily reflect increases in People’s United Bank’s adjusted total assets (the denominator in the calculation of the leverage capital ratio) and risk-weighted assets (the denominator in the calculation of the total risk-based capital ratio). People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at March 31, 2008.

In April 2008, People’s United Bank received approval from the OTS to pay a $1.2 billion dividend to its parent, People’s United Financial, which was subsequently paid on May 1, 2008. As such, People’s United Bank’s regulatory capital ratios are expected to decline, but will remain above the OTS’s numeric criteria for classification as a “well capitalized” institution.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2008 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At March 31, 2008, People’s United Bank’s adjusted total assets, as defined, totaled $19.3 billion and its risk-weighted total assets, as defined, totaled $14.7 billion.

				OTS Requirements
As of March 31, 2008 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$3,448.0	(1)	17.9%	n/a	n/a	$289.0	1.5%
Leverage (core) capital	3,448.0	(1)	17.9	$963.4	5.0%	770.7	4.0
Total risk-based capital	3,625.0	(2)	24.7	1,467.4	10.0	1,173.9	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

Market Risk Management

Market risk is the risk of loss to earnings, capital and the fair market values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Risk

For People’s United Financial, the only relevant market risk at this time is interest rate risk (“IRR”), which is the potential exposure to earnings or capital that may result from changes in interest rates. People’s United Financial actively manages its IRR to achieve a balance between risk, earnings volatility and capital preservation. ALCO has primary responsibility for managing People’s United Financial’s IRR. To evaluate People’s United Financial’s IRR profile, ALCO monitors economic conditions, interest rate trends, liquidity levels and capital ratios. Management also reviews assumptions periodically for projected customer and competitor behavior, in addition to the expected repricing characteristics and cash flow projections for assets, liabilities and off-balance-sheet financial instruments. Actual conditions may vary significantly from People’s United Financial’s assumptions.

Management evaluates the impact of IRR on “Income at Risk” using an earnings simulation model to project earnings under multiple interest rate environments over a one-year time horizon resulting in a quantification of IRR. Income at Risk includes significant interest rate sensitive income sources, such as net interest income, gains on sales of residential mortgage loans and BOLI income.

The earnings projections are based on a static balance sheet and estimates of pricing levels for People’s United Financial’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s United Financial estimates its base case Income at Risk using current interest rates. Internal guidelines regarding IRR simulation specify that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 10% for a 100 basis point shift; 15% for a 200 basis point shift; and 20% for a 300 basis point shift.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning March 31, 2008.

Rate Change (basis points)	Percent Change in Income at Risk
+300	19.27%
+200	12.23
+100	5.96
-100	(7.03)
-150	(11.21)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s MVE, assuming various shifts in interest rates.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(0.45)%
+200	0.09
+100	0.35
-100	(1.17)
-150	(2.33)

People’s United Financial’s interest rate risk position at March 31, 2008, as set forth in the IRR and MVE tables above, reflects its significant excess capital position at that date. The current position of management is to invest such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a decreasing rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors and interest rate swaps, as components of its IRR management. People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At March 31, 2008, each of People’s United Financial’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s United Financial’s credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $47.2 million at March 31, 2008 and $27.3 million at December 31, 2007. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

People’s United Financial is currently using interest rate floors and interest rate swaps to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate floors, which are accounted for as cash flow hedges, are used to partially manage People’s United Financial’s exposure to a decrease in interest income resulting from declines in certain interest rates. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. Interest rate swaps are accounted for as fair value hedges.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk.

As of and for the period ended March 31, 2008 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts

Notional amount at period end	$700.0	$6.6	$14.1
Weighted average remaining term to maturity (in months)	34	62	1
Increase in pre-tax income for the quarter	$1.1	$—	$—
Fair value:
Recognized as an asset	48.0	—	—
Recognized as a liability	—	0.6	0.8

As of and for the period ended March 31, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts

Notional amount at period end	$700.0	$6.9	$12.7
Weighted average remaining term to maturity (in months)	46	74	1
Decrease in pre-tax income for the quarter	$(0.6)	$—	$—
Fair value:
Recognized as an asset	12.2	—	—
Recognized as a liability	—	0.2	0.2

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 53 through 56 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Certifying Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2008, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2008, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

On April 21, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The plaintiffs, who state that they are customers of People’s United Bank, claim to have suffered damages as a result of People’s United Bank’s alleged failure to safeguard the plaintiffs’ financial and personal information. The plaintiffs have moved for certification of the case as a class action on behalf of themselves and all People’s United Bank customers who are similarly situated.

Management, in conjunction with legal counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to express any view on the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect People’s United Bank’s financial condition or results of operation in any future period.

In the normal course of business, People’s United Financial is subject to various other legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

Item 1A – Risk Factors

As a result of completing the Chittenden acquisition on January 1, 2008, the following risk factor has been updated from that included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2007.

People’s United Financial’s Business Is Affected by the International, National, Regional and Local Economy Generally, and the Geographic Concentration of Our Loan Portfolio and Lending Activities Makes Us Vulnerable to a Downturn in the Local Economy

Because People’s United Financial serves primarily individuals and smaller businesses located in New England and adjoining areas, the ability of its customers to repay their loans is impacted by the economic conditions in these areas. As of March 31, 2008, approximately 57% of the company’s loan portfolio consisted of commercial loans. Thus, the company’s results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

In addition, a substantial portion of the company’s loans are secured by real estate located primarily in Connecticut, Vermont, Massachusetts, New Hampshire and Maine. Consequently, the ability of People’s United Financial to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in these real estate markets or by acts of nature. These events also could have an adverse effect on the value of underlying collateral and, due to the concentration of such collateral in real estate, on the company’s financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of People’s United Financial during the period covered by this report.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 9, 2008	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
Chief Financial Officer

Date: May 9, 2008	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification