Form 10-Q
period 2008-06-30
People's United Financial, Inc.
filed 2008-08-08
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 346,909,030 shares of the registrant’s common stock outstanding.

Item 1—Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition—(Unaudited)

(in millions)	June 30, 2008	December 31, 2007

Assets
Cash and due from banks	$585.7	$296.2
Short-term investments (note 4)	1,865.1	3,088.0

Total cash and cash equivalents	2,450.8	3,384.2

Securities (note 4):
Trading account securities, at fair value	29.5	18.7
Securities available for sale, at fair value	835.3	42.2
Securities held to maturity, at amortized cost (fair value of $1.4 million and $0.6 million)	1.4	0.6

Total securities	866.2	61.5

Securities purchased under agreements to resell	400.0	428.0

Loans (note 5):
Residential mortgage	3,494.8	3,212.9
Commercial real estate	4,856.6	1,885.6
Commercial	3,974.8	2,600.4
Consumer	2,040.0	1,250.8

Total loans	14,366.2	8,949.7
Less allowance for loan losses	(151.7)	(72.7)

Total loans, net	14,214.5	8,877.0

Bank-owned life insurance (note 1)	225.0	222.6
Premises and equipment, net	267.2	156.8
Goodwill (notes 3 and 8)	1,256.4	101.5
Other acquisition-related intangibles (notes 3 and 8)	284.9	2.5
Other assets	427.4	320.7

Total assets	$20,392.4	$13,554.8

Liabilities
Deposits:
Non-interest-bearing	$3,340.3	$2,166.1
Savings, interest-bearing checking and money market	6,161.2	3,008.9
Time	5,030.0	3,705.6

Total deposits	14,531.5	8,880.6

Borrowings:
Federal Home Loan Bank advances	15.4	—
Repurchase agreements	109.7	—
Other	18.7	—

Total borrowings	143.8	—

Subordinated notes	179.8	65.4
Other liabilities (note 3)	326.2	163.4

Total liabilities	15,181.3	9,109.4

Stockholders’ Equity (notes 2 and 3)
Common stock ($0.01 par value; 1.95 billion shares authorized; 346.7 million shares and 301.1 million shares issued)	3.5	3.0
Additional paid-in capital	4,449.7	3,642.8
Retained earnings	1,041.8	1,079.6
Treasury stock, at cost (3.3 million shares and 2.8 million shares)	(60.6)	(51.8)
Accumulated other comprehensive loss (note 6)	(17.3)	(18.6)
Unallocated common stock of Employee Stock Ownership Plan (note 1)	(206.0)	(209.6)

Total stockholders’ equity	5,211.1	4,445.4

Total liabilities and stockholders’ equity	$20,392.4	$13,554.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income—(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Interest and dividend income:
Residential mortgage	$48.5	$47.1	$101.5	$96.1
Commercial real estate	74.4	32.1	152.3	63.9
Commercial	56.9	42.0	117.5	82.6
Consumer	27.0	22.5	58.3	45.4

Total interest on loans	206.8	143.7	429.6	288.0
Short-term investments	9.4	28.1	28.3	32.1
Securities	7.4	1.0	17.5	2.1
Securities purchased under agreements to resell	3.9	14.7	7.0	14.7

Total interest and dividend income	227.5	187.5	482.4	336.9

Interest expense:
Deposits	65.8	53.8	149.5	106.1
Borrowings	0.9	0.1	2.0	0.2
Subordinated notes	3.8	1.6	7.6	3.3

Total interest expense	70.5	55.5	159.1	109.6

Net interest income	157.0	132.0	323.3	227.3
Provision for loan losses (note 3)	2.4	1.8	10.7	2.6

Net interest income after provision for loan losses	154.6	130.2	312.6	224.7

Non-interest income:
Investment management fees	9.5	3.0	18.3	5.9
Insurance revenue	8.1	6.2	17.2	13.5
Brokerage commissions	4.2	3.6	8.7	7.0

Total wealth management income	21.8	12.8	44.2	26.4
Bank service charges	32.4	23.7	63.1	45.8
Merchant interchange fees	7.1	—	13.5	—
Bank-owned life insurance (note 1)	1.7	2.7	4.7	5.1
Net security gains (losses) (note 4)	(0.2)	—	8.3	—
Net gains on sales of residential mortgage loans	2.2	0.9	4.2	1.6
Other non-interest income	8.4	5.4	17.7	10.2

Total non-interest income	73.4	45.5	155.7	89.1

Non-interest expense:
Compensation and benefits	86.7	54.9	175.8	106.2
Occupancy and equipment	26.1	16.2	57.7	32.7
Contribution to The People’s United Community Foundation (note 2)	—	60.0	—	60.0
Merger-related expenses (note 3)	—	—	36.5	—
Other non-interest expense	50.1	24.6	112.1	44.9

Total non-interest expense	162.9	155.7	382.1	243.8

Income from continuing operations before income tax expense	65.1	20.0	86.2	70.0
Income tax expense	22.1	6.9	28.1	23.8

Income from continuing operations	43.0	13.1	58.1	46.2

Discontinued operations (note 11):
Income from discontinued operations, net of tax	—	0.4	—	0.9

Net income	$43.0	$13.5	$58.1	$47.1

Earnings per common share (note 7):
Basic:
Income from continuing operations	$0.13	$0.05	$0.18	$0.16
Net income	0.13	0.05	0.18	0.16
Diluted:
Income from continuing operations	0.13	0.05	0.18	0.16
Net income	0.13	0.05	0.18	0.16

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity—(Unaudited)

For the six months ended June 30, 2008 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	58.1	—	—	—	58.1
Other comprehensive income, net of tax (note 6)	—	—	—	—	0.3	—	0.3

Total comprehensive income							58.4

Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 3)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.28 per share)	—	—	(94.2)	—	—	—	(94.2)
Restricted stock awards	—	23.0	(0.7)	(8.8)	—	—	13.5
ESOP common stock committed to be released (note 1)	—	—	(0.7)	—	—	3.6	2.9
Stock options and related tax benefits	—	14.2	—	—	—	—	14.2
SFAS No. 158 effect of changing pension plan measurement date, net of tax (note 1)	—	—	(0.3)	—	1.0	—	0.7

Balance at June 30, 2008	$3.5	$4,449.7	$1,041.8	$(60.6)	$(17.3)	$(206.0)	$5,211.1

For the six months ended June 30, 2007 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$(48.0)	$—	$1,339.5
Comprehensive income:
Net income	—	—	47.1	—	—	47.1
Other comprehensive loss, net of tax	—	—	—	(1.1)	—	(1.1)

Total comprehensive income						46.0

Exchange of common stock pursuant to second-step conversion (note 2)	(59.0)	59.0	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion (note 2)	1.7	3,333.1	—	—	—	3,334.8
Common stock issued and donated to The People’s United Community Foundation (note 2)	—	40.0	—	—	—	40.0
Cancellation of common stock owned by People’s Mutual Holdings (note 2)	(82.0)	82.0	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings (note 2)	—	8.1	—	—	—	8.1
Cash dividends on common stock ($0.25 per share)	—	—	(54.2)	—	—	(54.2)
Purchase of common stock by ESOP (note 1)	—	—	—	—	(216.8)	(216.8)
ESOP common stock committed to be released (note 1)	—	—	(0.1)	—	2.4	2.3
Stock options and related tax benefits	0.1	3.8	—	—	—	3.9

Balance at June 30, 2007	$3.0	$3,708.9	$1,055.2	$(49.1)	$(214.4)	$4,503.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows—(Unaudited)

	Six Months Ended
(in millions)	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net income	$58.1	$47.1
Income from discontinued operations, net of tax	—	(0.9)

Income from continuing operations	58.1	46.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Contribution of common stock to The People’s United Community Foundation	—	40.0
Provision for loan losses	10.7	2.6
Depreciation and amortization of premises and equipment	16.1	9.0
Impairment loss on premises and equipment	19.3	—
Amortization of leased equipment	3.8	2.8
Amortization of other acquisition-related intangibles	10.5	0.5
Net security gains	(8.3)	—
Net gains on sales of residential mortgage loans	(4.2)	(1.6)
Allocation of ESOP common stock	2.9	2.3
Originations of loans held-for-sale	(379.7)	(231.3)
Proceeds from sales of loans held-for-sale	343.0	194.8
Net (increase) decrease in trading account securities	(10.8)	3.2
Net changes in other assets and liabilities	(0.3)	(25.7)

Net cash provided by operating activities of continuing operations	61.1	42.8

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	28.0	(1,418.0)
Proceeds from sales of securities available for sale	643.0	—
Proceeds from principal repayments of securities available for sale	746.3	69.2
Purchases of securities available for sale	(1,251.8)	(64.6)
Proceeds from sales of loans	14.6	—
Loan principal collections, net of disbursements	270.1	354.2
Purchases of bank-owned life insurance	(0.2)	(0.2)
Return of premium on bank-owned life insurance	1.4	—
Purchases of premises and equipment	(13.9)	(19.6)
Purchases of leased equipment	(5.1)	(14.6)
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	(762.8)	—

Net cash used in investing activities	(330.4)	(1,093.6)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(578.7)	8.3
Net increase (decrease) in borrowings with terms of three months or less	4.4	(4.1)
Net decrease in borrowings with terms of more than three months	(4.3)	—
Cash dividends paid on common stock	(94.2)	(54.2)
Net proceeds from issuance of common stock pursuant to second-step conversion	—	3,334.8
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	8.1
Purchase of common stock by ESOP	—	(216.8)
Proceeds from stock options exercised, including excess income tax benefits	8.7	2.7

Net cash (used in) provided by financing activities	(664.1)	3,078.8

Cash Flows from Discontinued Operations:
Operating activities	—	0.9

Net cash provided by discontinued operations	—	0.9

Net (decrease) increase in cash and cash equivalents	(933.4)	2,028.9
Cash and cash equivalents at beginning of period	3,384.2	568.7

Cash and cash equivalents at end of period	$2,450.8	$2,597.6

Supplemental Information:
Interest payments	$151.5	$109.3
Income tax payments	48.4	59.0
Real estate properties acquired by foreclosure	1.5	0.1

The fair values of non-cash assets acquired, excluding goodwill and other acquisition-related intangibles, and liabilities assumed in the Chittenden Corporation acquisition on January 1, 2008 were $6.8 billion and $6.7 billion, respectively. Common stock and additional paid-in capital (net of issuance costs) increased by $770.2 million as a result of the acquisition.

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

NOTE 1. GENERAL

People’s United Financial, Inc. (“People’s United Financial”) is a Delaware corporation and the holding company for People’s United Bank. On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 for a further discussion of the second-step conversion. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for periods prior to March 31, 2007 is that of People’s United Bank. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is, therefore, used to refer to the Bank both before and after the name change. On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation, a multi-bank holding company headquartered in Burlington, Vermont. See Note 3 for a further discussion of the acquisition.

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by the Quarterly Report on Form 10-Q for the period ended March 31, 2008 and this Quarterly Report for the period ended June 30, 2008, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, these statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

On January 1, 2008, People’s United Financial adopted the provisions of Emerging Issues Task Force (“EITF”) Issue Nos. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” and 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends into postretirement periods. EITF 06-10 requires that a liability be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement, if, on the basis of the substantive agreement with the employee, the employer has agreed to (i) maintain a life insurance policy during the postretirement period or (ii) provide a death benefit. Adoption of EITF Issue Nos. 06-4 and 06-10 did not have a significant impact on the company’s Consolidated Financial Statements.

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

New employees of People’s United Bank starting on or after August 14, 2006 are not eligible to participate in the defined benefit pension plan. Instead, People’s United Financial makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the covered employee’s eligible compensation. Employee participation in this plan is restricted to employees who are at least 21 years of age and worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

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

Components of the net periodic benefit (income) expense for the plans described above are as follows:

For the three months ended June 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$2.0	$2.1	$0.1	$0.1
Interest cost	3.7	3.4	0.1	0.1
Expected return on plan assets	(6.1)	(5.6)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	0.4	1.1	—	—
Recognized prior service cost	—	—	—	—

Net periodic benefit expense	$—	$1.0	$0.3	$0.3

For the six months ended June 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$4.0	$4.2	$0.1	$0.1
Interest cost	7.4	6.8	0.3	0.3
Expected return on plan assets	(12.2)	(11.2)	—	—
Amortization of unrecognized net transition obligation	—	—	0.2	0.2
Recognized net actuarial loss	0.8	2.2	—	—
Recognized prior service cost	(0.1)	—	(0.1)	(0.1)

Net periodic benefit (income) expense	$(0.1)	$2.0	$0.5	$0.5

People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income attributable to this plan totaled $0.7 million for the six months ended June 30, 2008. In addition, People’s United Financial continues to maintain an incentive savings and profit sharing plan for former Chittenden employees. Eligible employees may contribute, through salary reductions, up to 6% of their compensation as a basic employee contribution and up to an additional 20% of their compensation as a supplemental employee contribution.

People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) subsequent to the second-step conversion (see Note 2). In April 2007, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial is expected to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At June 30, 2008, the loan balance totaled $210.1 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 522,681 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2008, 9,930,894 shares of People’s United Financial common stock remain unallocated. The fair value of the unallocated shares was $154.9 million at June 30, 2008.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings. Expense recognized for the ESOP totaled $2.9 million for the six months ended June 30, 2008.

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

People’s United Financial sold 172.2 million shares of common stock in a public offering at a price of $20 per share. Net proceeds from the stock offering totaled approximately $3.33 billion, after deducting approximately $110 million in offering costs. People’s United Financial also exchanged 2.1 shares of its common stock for each share of People’s United Bank common stock outstanding, except for those shares owned by People’s Mutual Holdings. Additionally, in connection with the second-step conversion, People’s United Financial contributed 2.0 million shares of its common stock, with a fair market value of $40 million, and $20 million in cash to The People’s United Community Foundation (included in non-interest expense in the Consolidated Statements of Income).

NOTE 3. ACQUISITION OF CHITTENDEN CORPORATION

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The six Chittenden banks (together the “Subsidiary Banks”), which continue to do business under their existing names as wholly-owned subsidiaries of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts. Each of the Subsidiary Banks became federally-chartered savings banks on January 1, 2008. In July 2008, the Board of Directors of People’s United Financial and the Board of Directors of People’s United Bank approved a plan, which is subject to regulatory approval, to consolidate the Subsidiary Banks with and into People’s United Bank.

Total consideration paid in the Chittenden acquisition of $1.8 billion consisted of approximately $1.0 billion in cash and 44.3 million shares of People’s United Financial common stock with a fair value of approximately $0.8 billion. Cash consideration was paid at the rate of $35.636 per share of Chittenden common stock and stock consideration was paid at the rate of 2.0457 shares of People’s United Financial common stock per share of Chittenden common stock. The acquisition was accounted for as a purchase. Accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008, and People’s United Financial’s results of operations for the six months ended June 30, 2008 include the results of Chittenden for the entire period.

Merger-related expenses totaling $41.0 million were recorded in the first quarter of 2008. Included in this amount was a $4.5 million charge to the provision for loan losses to align allowance for loan losses methodologies across the combined organization. In addition, non-interest expense included $36.5 million of merger-related charges, including asset impairment charges ($19.3 million), costs relating to severance and branch closings ($10.5 million), and other accrued liabilities ($6.7 million). During the process of the company’s business integration of the Chittenden banks, and as a part of its strategic planning for possible future acquisitions, People’s United Financial undertook a comprehensive review of its options relating to technology strategy. This re-assessment resulted in a determination by management that in order to achieve its acquisition integration goals, the company should discontinue its Connecticut core deposit system replacement project. As a result of this determination, People’s United Financial recorded the aforementioned asset impairment charge.

The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the acquisition cost over the fair value of net tangible and intangible assets acquired has been recorded as goodwill.

The acquisition-date fair value of these assets and liabilities is summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$300.5
Securities	924.2
Loans, net	5,600.5
Premises and equipment	131.9
Goodwill	1,154.9
Core deposit intangible	124.1
Trade names	122.7
Other intangibles	46.1
Other assets	147.6

Total assets	$8,552.5

Liabilities:
Deposits	$6,229.6
Borrowings	143.6
Subordinated notes	115.0
Other liabilities	231.1

Total liabilities	$6,719.3

Total acquisition cost	$1,833.2

Net deferred tax liabilities totaling $132.7 million were established in connection with the recording of intangible assets (other than goodwill) and other purchase accounting adjustments.

The above summary includes adjustments to record Chittenden’s assets and liabilities at their respective fair values based on management’s best estimate using the information available at this time. Increases or decreases in fair value of certain balance sheet amounts and other items of Chittenden as compared to the information presented may result in further changes in the acquisition cost and its allocation; however, management does not expect that any such changes will be material.

The core deposit intangible will be amortized over a 10-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized. Other intangibles, which represent the value of customer relationships attributable to Chittenden’s trust and insurance businesses, will be amortized over 15 and 10 years, respectively, on a straight-line basis, which approximates the manner in which the related benefits attributable to these customer relationships will be recognized. Acquired trade names are deemed to have indefinite useful lives and, accordingly, will not be amortized. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. At June 30, 2008, other liabilities included $6.2 million of accrued acquisition-related costs, which consisted primarily of employee-related payments and professional fees.

People’s United Financial applied the provisions of AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in connection with the acquisition of Chittenden’s loan portfolio. Accordingly, acquired loans exhibiting evidence of deterioration in credit quality since origination, such that all contractually required payments are unlikely of being collected, have been recorded at their estimated net realizable value, without an allocated allowance for loan losses. Upon acquisition, loans within the scope of SOP 03-3 had an outstanding contractual balance of $9.2 million. As a result of repayments and charge-offs, the outstanding contractual balance of such loans decreased to $5.7 million at June 30, 2008. The amount of non-accretable discount applicable to these loans was not significant at either date.

The following table presents summarized unaudited pro forma selected financial information reflecting the acquisition of Chittenden assuming the acquisition was completed as of January 1, 2007:

(in millions, except per share data)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Selected Operating Data:
Net interest income	$177.2	$328.6
Provision for loan losses	3.3	5.6
Non-interest income	56.3	124.7
Non-interest expense	219.5	366.6
Net income	8.4	56.9
Diluted earnings per common share	$0.03	$0.17

The unaudited pro forma selected financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

Pro forma diluted earnings per common share was calculated using People’s United Financial’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

NOTE 4. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost and fair value of People’s United Financial’s securities are as follows:

	June 30, 2008		December 31, 2007
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Trading account securities	$29.5	$29.5	$18.7	$18.7

Securities available for sale:
Debt securities:
U.S. Treasury, agency and government-sponsored enterprise (“GSE”)	803.1	803.3	22.0	22.0
State and municipal	0.3	0.3	—	—

Total debt securities	803.4	803.6	22.0	22.0

Equity securities:
FHLB stock	31.1	31.1	19.5	19.5
Other securities	0.5	0.6	0.5	0.7

Total equity securities	31.6	31.7	20.0	20.2

Total securities available for sale	835.0	835.3	42.0	42.2

Securities held to maturity:
Corporate and other	1.4	1.4	0.6	0.6

Total securities held to maturity	1.4	1.4	0.6	0.6

Total securities	$865.9	$866.2	$61.3	$61.5

In the first quarter of 2008, People’s United Financial recorded a cash gain of $5.6 million (included in net security gains in the Consolidated Statements of Income) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its January 2008 acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million (also included in net security gains) representing its proportionate share of the $3 billion litigation reserve escrow account established by Visa in conjunction with its IPO. This gain partially offsets the $2.0 million Visa litigation reserve established by Chittenden in December 2007.

People’s United Financial continues to own 206,671 Visa Class B shares. Each Class B share is currently convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange. The conversion ratio may change depending upon whether additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of August 6, 2008, those shares could have been converted into Class A shares, they would have had a market value of approximately $10.6 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

At June 30, 2008, short-term investments included $1.1 billion of GSE debt securities with maturities of 90 days or less. Given the short-term maturities of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities are an alternative to overnight federal funds sold and had a weighted average yield of 2.15% at June 30, 2008. The remaining balance of short-term investments at June 30, 2008 primarily consisted of $0.7 billion of federal funds sold.

NOTE 5. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	June 30, 2008	December 31, 2007

Residential mortgage:
Adjustable rate	$3,151.4	$3,123.8
Fixed rate	343.4	89.1

Total residential mortgage	3,494.8	3,212.9

Commercial real estate:
Retail	1,127.5	460.7
Office buildings	974.6	409.3
Residential	818.1	514.3
Industrial/manufacturing	637.9	184.6
Hospitality and entertainment	551.6	36.6
Land	170.1	52.3
Self storage/industrial	128.5	97.8
Mixed/Special use	243.4	71.5
Health care	86.5	47.2
Other properties	118.4	11.3

Total commercial real estate	4,856.6	1,885.6

Commercial and industrial:
Manufacturing	660.2	386.1
Finance, insurance and real estate	618.3	425.6
Service	461.9	268.6
Wholesale distribution	295.7	153.3
Retail sales	213.9	121.9
Health services	166.0	115.4
Construction	125.0	29.8
Public administration	93.5	8.2
Transportation/utility	83.4	41.5
Arts/entertainment/recreation	54.9	51.7
Agriculture	37.8	0.1
Other	109.4	16.7

Total commercial and industrial (1)	2,920.0	1,618.9

People’s Capital and Leasing Corp.:
Printing	376.6	340.8
Transportation/utility	296.2	278.8
General manufacturing	146.4	143.7
Retail sales	106.2	95.5
Packaging	78.8	77.0
Service	22.5	25.8
Wholesale distribution	15.4	13.2
Health services	12.7	6.7

Total PCLC (1)	1,054.8	981.5

Consumer:
Home equity credit lines	1,397.7	938.5
Second mortgages	349.3	285.9
Indirect installment loans	218.1	—
Other loans	74.9	26.4

Total consumer	2,040.0	1,250.8

Total loans	$14,366.2	$8,949.7

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at June 30, 2008 and December 31, 2007 included loans held for sale (substantially all to be sold servicing released) of $17.6 million and $22.2 million, respectively, which approximate fair value.

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

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, and net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the six months ended June 30, 2008 and 2007 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s period-end stockholders’ equity on an after-tax basis, are as follows:

(in millions)	June 30, 2008	December 31, 2007

Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(28.8)	$(27.3)
SFAS No. 158 effect of changing pension plan measurement date	1.0	—
Net unrealized gain on derivatives accounted for as cash flow hedges	10.3	8.6
Net unrealized gain on securities available for sale	0.2	0.1

Total accumulated other comprehensive loss	$(17.3)	$(18.6)

The decrease in total accumulated other comprehensive loss from December 31, 2007 consisted of (i) after-tax increases in the net unrealized gains on derivatives accounted for as cash flow hedges ($1.7 million) and securities available for sale ($0.1 million), and (ii) the effect of changing the pension plan measurement date in accordance with the transition provisions of SFAS No. 158 ($1.0 million), partially offset by an increase in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans ($1.5 million). Other comprehensive income, which is presented net of tax and excluding the SFAS No. 158 transition adjustment, totaled $0.3 million for the six months ended June 30, 2008.

NOTE 7. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income from continuing operations	$43.0	$13.1	$58.1	$46.2
Income from discontinued operations	—	0.4	—	0.9

Net income	$43.0	$13.5	$58.1	$47.1

Average common shares outstanding for basic EPS	328.7	291.0	328.3	294.3
Effect of dilutive stock options and unvested stock awards	1.5	1.4	1.4	1.5

Average common and common-equivalent shares for diluted EPS	330.2	292.4	329.7	295.8

Basic EPS:
Income from continuing operations	$0.13	$0.05	$0.18	$0.16
Income from discontinued operations	—	—	—	—
Net income	0.13	0.05	0.18	0.16

Diluted EPS:
Income from continuing operations	$0.13	$0.05	$0.18	$0.16
Income from discontinued operations	—	—	—	—
Net income	0.13	0.05	0.18	0.16

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share.

NOTE 8. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.3 billion at June 30, 2008 and $101.5 million at December 31, 2007. Goodwill resulting from the Chittenden acquisition totaled $1.2 billion (see Note 3).

People’s United Financial’s other acquisition-related intangible assets totaled $284.9 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively. Other acquisition-related intangible assets recorded in connection with the Chittenden acquisition totaled $292.9 million at January 1, 2008 (see Note 3). Amortization expense of other acquisition-related intangible assets totaled $10.5 million for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2008 and each of the next five years is as follows: $20.9 million in 2008; $20.3 million in 2009; $18.5 million in 2010; $16.8 million in 2011; $15.6 million in 2012; and $14.9 million in 2013.

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

Management, in conjunction with legal counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to express any view on the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect the financial condition or results of operations of People’s United Financial in any future period.

On May 23, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The complaint, which also names BNY Mellon LLC as a defendant, alleges that the plaintiffs were damaged by BNY Mellon’s loss of unencrypted electronic data including personal information about the plaintiffs. BNY Mellon served as the conversion agent in connection with the “second-step conversion” in 2007, pursuant to which People’s United Bank became a wholly-owned subsidiary of People’s United Financial.

The plaintiffs have moved for certification of the case as a class action on behalf of themselves and all People’s United Bank customers who are similarly situated. The case has since been removed from state court to the United States District Court for the District of Connecticut.

Management, in conjunction with legal counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to express any view on the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect the financial condition or results of operations of People’s United Financial in any future period.

In the normal course of business, People’s United Financial is also subject to various other legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 32 for segment information for the three and six months ended June 30, 2008 and 2007.

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

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities. Accordingly, such instruments are included in Level 1. When quoted market prices are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities and are included in Level 2 together with FHLB stock.

Derivatives

People’s United Financial values its derivatives portfolio using internal models that are based on market observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 primarily represent interest rate floors, interest rate swaps and foreign currency forward contracts.

Loans

Loans Held for Sale – Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United Financial uses observable secondary market data, including pricing on recent closed market transactions for portfolios with similar characteristics, to value such loans. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used and such loans are included in Level 3. As of June 30, 2008, residential mortgage loans held for sale totaling $17.6 million were recorded in the Consolidated Statement of Condition. No fair value adjustments were recorded for residential mortgage loans classified as held for sale for the six months ended June 30, 2008.

Impaired Loans – In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Accordingly, impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, namely discounted cash flow projections utilizing management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on independent third-party appraisals). As of June 30, 2008, loans deemed to be impaired under SFAS No. 114 and subject to fair value measurement under SFAS No. 157 totaled $18.9 million. Related impairment charges totaled $1.7 million for the six months ended June 30, 2008.

Mortgage Servicing Rights

Mortgage servicing rights are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. This model incorporates certain assumptions that market participants would likely use in estimating future net servicing income, such as interest rates, prepayment speeds and the cost to service (including delinquency and foreclosure costs), all of which require a degree of management judgment. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and, when applicable, are classified as Level 3 assets. As of June 30, 2008, mortgage servicing rights totaling $14.7 million were recorded in the Consolidated Statement of Condition. Impairment charges related to such mortgage servicing rights totaled $1.1 million for the six months ended June 30, 2008.

The following table summarizes People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	Fair Value Measurements Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$29.5	$—	$—	$29.5
Securities available for sale	803.3	32.0	—	835.3
Interest rate floors	—	28.1	—	28.1

Total assets at fair value	$832.8	$60.1	$—	$892.9

Liabilities:
Interest rate swaps	$—	$0.4	$—	$0.4
Foreign currency forwards	—	0.3	—	0.3

Total liabilities at fair value	$—	$0.7	$—	$0.7

Also effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities, at their option, to choose to report many financial instruments and certain other items at fair value. As of June 30, 2008, People’s United Financial has not elected the SFAS No. 159 fair value option for any eligible items.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141-R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for People’s United Financial on a prospective basis beginning January 1, 2009 and is not expected to have a significant impact on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a significant impact on the Consolidated Financial Statements of People’s United Financial.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United Financial with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may from time to time contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United Financial or its representatives from time to time may also contain forward-looking statements.

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

Selected Consolidated Financial Data

People’s United Financial acquired Chittenden Corporation on January 1, 2008. The acquisition was accounted for using the purchase method of accounting. Accordingly, financial data for periods prior to the acquisition date do not include Chittenden Corporation.

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating Data:
Net interest income	$157.0	$166.3	$132.0	$323.3	$227.3
Provision for loan losses (1)	2.4	8.3	1.8	10.7	2.6
Non-interest income	73.4	82.3	45.5	155.7	89.1
Non-interest expense (2)	162.9	219.2	155.7	382.1	243.8
Income from continuing operations	43.0	15.1	13.1	58.1	46.2
Income from discontinued operations	—	—	0.4	—	0.9
Net income	43.0	15.1	13.5	58.1	47.1

Selected Statistical Data:
Net interest margin (3)	3.56%	3.67%	4.23%	3.61%	4.10%
Return on average assets (3)	0.84	0.29	0.40	0.56	0.78
Return on average tangible assets (3)	0.91	0.31	0.41	0.61	0.79
Return on average stockholders’ equity (3)	3.3	1.2	1.4	2.2	3.5
Return on average tangible stockholders’ equity (3)	4.7	1.6	1.4	3.1	3.7
Efficiency ratio	66.3	65.0	53.3	65.6	57.4

Per Common Share Data:
Basic and diluted earnings per share	$0.13	$0.05	$0.05	$0.18	$0.16
Dividends paid per share	0.15	0.13	0.13	0.28	0.25
Dividend payout ratio	116.1%	293.0%	286.4%	162.2%	115.0%
Book value (end of period)	$15.63	$15.70	$15.50	$15.63	$15.50
Tangible book value (end of period)	11.00	11.08	15.14	11.00	15.14
Stock price:
High	18.52	18.25	21.38	18.52	22.81
Low	15.52	14.29	17.56	14.29	17.56
Close (end of period)	15.60	17.31	17.73	15.60	17.73

(1)	Includes a $4.5 million provision for the three months ended March 31, 2008 and the six months ended June 30, 2008 to align allowance for loan losses methodologies across the combined organization following the acquisition of Chittenden Corporation.
(2)	Includes merger-related expenses of $36.5 million and other one-time charges of $14.8 million for the three months ended March 31, 2008 and the six months ended June 30, 2008, and a $60.0 million contribution to The People’s United Community Foundation for the three and six months ended June 30, 2007.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
Financial Condition Data:
Total assets	$20,392	$21,107	$13,555	$13,551	$13,822
Loans	14,366	14,492	8,950	8,936	9,046
Short-term investments (1)	2,265	2,756	3,516	3,550	3,655
Securities	866	976	61	66	70
Allowance for loan losses	152	152	73	74	73
Goodwill and other acquisition-related intangibles	1,541	1,536	104	104	105
Deposits	14,532	15,160	8,881	8,782	9,091
Borrowings	144	148	—	—	—
Subordinated notes	180	180	65	65	65
Stockholders’ equity	5,211	5,219	4,445	4,534	4,504
Non-performing assets	86	67	26	26	18
Net loan charge-offs	2.4	2.8	3.7	1.5	3.7

Average Balances:
Loans	$14,425	$14,537	$8,869	$8,935	$9,169
Short-term investments (1)	2,433	2,666	3,551	3,536	3,236
Securities	907	1,020	64	69	70
Total earning assets	17,765	18,223	12,484	12,540	12,475
Total assets	20,492	20,893	13,446	13,516	13,399
Deposits	14,613	14,952	8,753	8,781	9,195
Total funding liabilities	14,939	15,296	8,818	8,846	9,268
Stockholders’ equity	5,202	5,214	4,439	4,507	3,975

Ratios:
Net loan charge-offs to average loans (annualized)	0.07%	0.08%	0.17%	0.07%	0.16%
Non-performing assets to total loans, real estate owned and repossessed assets	0.60	0.46	0.29	0.29	0.20
Allowance for loan losses to non-performing loans	182.6	244.3	357.8	318.2	404.8
Allowance for loan losses to total loans	1.06	1.05	0.81	0.82	0.80
Average stockholders’ equity to average total assets	25.4	25.0	33.0	33.3	29.7
Stockholders’ equity to total assets	25.6	24.7	32.8	33.5	32.6
Tangible stockholders’ equity to tangible assets	19.5	18.8	32.3	32.9	32.1
Total risk-based capital (2)	17.8	24.7	33.4	35.3	35.1

(1)	Includes securities purchased under agreements to resell.
(2)	Capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total non-interest expense	$162.9	$219.2	$155.7	$382.1	$243.8
Less:
Contribution to The People’s United Community Foundation	—	—	60.0	—	60.0
Amortization of other acquisition-related intangibles	5.3	5.2	0.3	10.5	0.5
Merger-related expenses	—	36.5	—	36.5	—
Other one-time charges	—	14.8	—	14.8	—
REO expense	0.4	1.4	—	1.8	—
Fair value adjustments	0.8	0.8	—	1.6	—
Other	0.7	0.9	—	1.6	0.2

Total	$155.7	$159.6	$95.4	$315.3	$183.1

Net interest income (1)	$157.9	$167.3	$132.0	$325.2	$227.3
Total non-interest income	73.4	82.3	45.5	155.7	89.1
Add:
Fair value adjustments	2.6	2.6	—	5.2	—
BOLI FTE adjustment (1)	0.9	1.6	1.4	2.5	2.7
Net security losses	0.2	—	—	0.2	—
Less:
Net security gains	—	8.5	—	8.5	—

Total	$235.0	$245.3	$178.9	$480.3	$319.1

Efficiency ratio	66.3%	65.0%	53.3%	65.6%	57.4%

(1)	Fully taxable equivalent.

Second-Step Conversion

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial, Inc. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion. Additionally, in connection with the second-step conversion, People’s United Financial contributed 2.0 million shares of its common stock, with a fair market value of $40 million, and $20 million in cash to The People’s United Community Foundation (included in non-interest expense in the Consolidated Statements of Income).

Acquisition

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont for total consideration of approximately $1.8 billion. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The six Chittenden banks (together the “Subsidiary Banks”), which continue to do business under their existing names as wholly-owned subsidiaries of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts. In July 2008, the Board of Directors of People’s United Financial and the Board of Directors of People’s United Bank approved a plan, which is subject to regulatory approval, to consolidate the Subsidiary Banks with and into People’s United Bank.

The acquisition was accounted for using the purchase method of accounting. Accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008, and People’s United Financial’s results of operations for the six months ended June 30, 2008 include the results of Chittenden for the entire period. See Note 3 to the Consolidated Financial Statements for a further discussion of the acquisition.

Financial Overview

People’s United Financial reported net income of $43.0 million, or $0.13 per diluted share, for the three months ended June 30, 2008, compared to $13.5 million, or $0.05 per diluted share, for the year-ago period. Results for 2007 included the $60 million contribution to The People’s United Community Foundation (included in non-interest expense), which had the effect of reducing net income by $39.6 million, or $0.13 per share. For the six months ended June 30, 2008 and 2007, net income totaled $58.1 million, or $0.18 per diluted share, compared to $47.1 million, or $0.16 per diluted share, respectively.

Net interest income increased $25.0 million from the year-ago quarter while the net interest margin declined 67 basis points to 3.56%. The lower net interest margin reflects the recent interest rate cuts by the Federal Reserve Bank and the company’s significant excess capital position. Compared to the second quarter of 2007, average earning assets increased $5.3 billion, reflecting increases of $5.3 billion in average loans and $0.8 billion in average securities, partially offset by a decrease of $0.8 billion in average short-term investments. Average funding liabilities increased $5.7 billion compared to the second quarter of 2007, primarily reflecting a $5.4 billion increase in average total deposits. The net interest margin decreased 11 basis points compared to the first quarter of 2008.

Total non-interest income increased $27.9 million compared to the year-ago quarter. Total non-interest expense increased $7.2 million compared to the second quarter of 2007. Included in total non-interest expense in the second quarter of 2007 is the $60 million contribution to The People’s United Community Foundation. The efficiency ratio increased to 66.3% in the second quarter of 2008 compared to 53.3% in the year-ago period.

The provision for loan losses in the second quarter of 2008 was $2.4 million compared to $1.8 million in the year-ago period. The provision for loan losses in the second quarter of 2008 reflected net loan charge-offs of $2.4 million. The provision for loan losses in the second quarter of 2007 reflected net loan charge-offs of $3.7 million and a $1.9 million decrease in the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.06% at June 30, 2008 compared to 0.80% at June 30, 2007. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.07% in the second quarter of 2008 compared to 0.16% in the year-ago quarter.

People’s United Financial’s total stockholders’ equity was $5.2 billion at June 30, 2008, a $766 million increase from December 31, 2007. As a percentage of total assets, stockholders’ equity was 25.6% at June 30, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 19.5% at June 30, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s total risk-based capital ratio was 17.8% at June 30, 2008 compared to 33.4% at December 31, 2007 (see Regulatory Capital Requirements).

Business Segment Results

As a result of the Chittenden acquisition, People’s United Financial’s business segments have been realigned to correspond with its three core businesses. Prior period segment results have been restated to conform to the current presentation. As of June 30, 2008, goodwill and other acquisition-related intangibles recorded in connection with the Chittenden acquisition have not yet been allocated among the company’s business segments and/or reporting units as a result of the aforementioned segment realignment. Accordingly, such amounts, including the related amortization, as appropriate, are included in “Other” as of that date.

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. The provision for loan losses for the Commercial Banking and the Retail Banking and Small Business segments is generally based on a five-year rolling average net charge-off rate for the respective segment.

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

Commercial Banking consists principally of commercial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking, municipal banking, corporate trust and indirect lending.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net interest income	$63.9	$28.6	$128.3	$56.9
Provision for loan losses	4.8	2.6	9.2	5.1
Non-interest income	19.2	6.3	39.0	12.0
Non-interest expense	40.8	15.5	82.8	29.3

Income before income tax expense	37.5	16.8	75.3	34.5
Income tax expense	12.8	5.9	25.7	12.1

Income from continuing operations	$24.7	$10.9	$49.6	$22.4

Average assets	$8,520.8	$4,110.9	$8,384.3	$4,079.6
Average liabilities	2,335.6	744.5	2,411.1	748.0

Commercial Banking income from continuing operations increased $13.8 million compared to the second quarter of 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income primarily reflects the increase in earning assets and liabilities. Other non-interest income includes $7.1 million of merchant interchange fees and $0.8 million of payroll services revenues. The increase in non-interest expense reflects an increase of $22.7 million in direct and allocated support cost due to the Chittenden acquisition, including $5.4 million of merchant interchange expense.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition. The total average commercial banking loan portfolio increased $4.6 billion reflecting increases of $3.0 billion in commercial real estate loans, $1.5 billion in commercial loans and $0.1 billion in PCLC loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, residential mortgage, home equity and other consumer lending, and small business lending.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net interest income	$99.7	$67.8	$202.4	$133.5
Provision for loan losses	1.5	0.9	2.9	1.8
Non-interest income	28.2	22.1	54.4	42.5
Non-interest expense	89.4	65.8	182.3	126.7

Income before income tax expense	37.0	23.2	71.6	47.5
Income tax expense	12.6	8.1	24.4	16.6

Income from continuing operations	$24.4	$15.1	$47.2	$30.9

Average assets	$5,846.1	$5,032.8	$6,050.9	$5,129.3
Average liabilities	12,336.2	8,433.8	12,341.8	8,342.4

Retail Banking and Small Business income from continuing operations increased $9.3 million compared to the second quarter of 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition, partially offset by the decline in the net spread income on deposits. The increase in non-interest expense reflects an increase of $25.1 million in direct and allocated support cost due to the Chittenden acquisition.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net interest income (loss)	$1.0	$(0.2)	$2.1	$(0.4)
Non-interest income	21.8	13.8	44.5	28.4
Non-interest expense	20.6	12.4	40.8	23.9

Income before income tax expense	2.2	1.2	5.8	4.1
Income tax expense	0.7	0.4	1.9	1.4

Income from continuing operations	$1.5	$0.8	$3.9	$2.7

Average assets	$190.2	$59.6	$193.4	$61.7
Average liabilities	118.8	52.2	128.5	56.7

Wealth Management income from continuing operations increased $0.7 million compared to the second quarter of 2007. The increase in net interest income is primarily due to the private banking business acquired in connection with the Chittenden acquisition. The increases in non-interest income and expense are also primarily due to the Chittenden acquisition.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net interest loss	$(46.3)	$(3.8)	$(74.4)	$(8.8)
Non-interest income	1.7	2.7	6.2	5.1
Non-interest expense	(0.3)	0.1	(0.9)	—

Loss before income tax benefit	(44.3)	(1.2)	(67.3)	(3.7)
Income tax benefit	(15.7)	(1.3)	(24.6)	(3.0)

Income (loss) from continuing operations	$(28.6)	$0.1	$(42.7)	$(0.7)

Average assets	$3,444.0	$3,469.1	$3,655.6	$2,006.0
Average liabilities	115.7	96.4	142.1	82.0

Treasury’s loss from continuing operations in the second quarter of 2008 compared to the 2007 period reflects a $42.5 million increase in net interest loss and a $1.0 million decrease in bank-owned life insurance (“BOLI”) income.

The increase in net interest loss reflects increases of $39.8 million in the funding center’s net spread loss and $2.7 million in treasury’s net spread loss. The increase in the funding center’s net spread loss is due to the acquisition of Chittenden, the 325 basis points decline in the targeted federal funds rate since September 2007 and the asset sensitive position of People’s United Financial’s balance sheet.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including security gains of $6.9 million related to the Visa IPO, merger-related expenses and other one-time charges and the $60 million contribution to The People’s United Community Foundation, which is included in non-interest expense; amortization expense associated with all acquisition-related intangibles; and income from discontinued operations. Included in average assets are cash, premises and equipment, goodwill and other acquisition-related intangibles, and other assets.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net interest income	$38.7	$39.6	$64.9	$46.1
Provision for loan losses	(3.9)	(1.7)	(1.4)	(4.3)
Non-interest income	2.5	0.6	11.6	1.1
Non-interest expense	12.4	61.9	77.1	63.9

Income (loss) before income tax expense (benefit)	32.7	(20.0)	0.8	(12.4)
Income tax expense (benefit)	11.7	(6.2)	0.7	(3.3)

Income (loss) from continuing operations	21.0	(13.8)	0.1	(9.1)

Income from discontinued operations, net of tax	—	0.4	—	0.9

Net income (loss)	$21.0	$(13.4)	$0.1	$(8.2)

Average assets	$2,491.1	$726.3	$2,408.5	$733.1
Average liabilities	384.1	96.6	461.1	114.7

Three months ended June 30, 2008 (in millions)	Commercial Banking	Retail Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$63.9	$99.7	$1.0	$164.6	$(46.3)	$38.7	$157.0
Provision for loan losses	4.8	1.5	—	6.3	—	(3.9)	2.4
Non-interest income	19.2	28.2	21.8	69.2	1.7	2.5	73.4
Non-interest expense	40.8	89.4	20.6	150.8	(0.3)	12.4	162.9

Income (loss) before income tax expense (benefit)	37.5	37.0	2.2	76.7	(44.3)	32.7	65.1
Income tax expense (benefit)	12.8	12.6	0.7	26.1	(15.7)	11.7	22.1

Net income (loss)	$24.7	$24.4	$1.5	$50.6	$(28.6)	$21.0	$43.0

Average assets	$8,520.8	$5,846.1	$190.2	$14,557.1	$3,444.0	$2,491.1	$20,492.2

Six months ended June 30, 2008 (in millions)	Commercial Banking	Retail Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$128.3	$202.4	$2.1	$332.8	$(74.4)	$64.9	$323.3
Provision for loan losses	9.2	2.9	—	12.1	—	(1.4)	10.7
Non-interest income	39.0	54.4	44.5	137.9	6.2	11.6	155.7
Non-interest expense	82.8	182.3	40.8	305.9	(0.9)	77.1	382.1

Income (loss) before income tax expense (benefit)	75.3	71.6	5.8	152.7	(67.3)	0.8	86.2
Income tax expense (benefit)	25.7	24.4	1.9	52.0	(24.6)	0.7	28.1

Net income (loss)	$49.6	$47.2	$3.9	$100.7	$(42.7)	$0.1	$58.1

Average assets	$8,384.3	$6,050.9	$193.4	$14,628.6	$3,655.6	$2,408.5	$20,692.7

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

In response to the disruptions in the capital markets caused by the sub-prime mortgage crisis and the potential for a contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate seven times since September 2007 by a total of 325 basis points, bringing the rate to 2.00% as of June 30, 2008. Given the asset sensitive position of the balance sheet and the company’s significant excess capital position, there was compression in the net interest margin in the first six months of 2008, which may continue.

Second Quarter 2008 Compared to Second Quarter 2007

The net interest margin declined 67 basis points to 3.56% compared to the second quarter of 2007. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the temporary investment of the company’s significant excess capital in low-yielding short-term investments. Net interest income (FTE basis) increased $25.9 million, reflecting a $40.9 million increase in total interest and dividend income, partially offset by a $15.0 million increase in total interest expense.

Average earning assets totaled $17.8 billion in the second quarter of 2008, a $5.3 billion increase from the second quarter of 2007, while the asset mix continued to shift. Average short-term investments decreased $804 million, reflecting the use of approximately $1.0 billion of short-term investments to fund the Chittenden acquisition on January 1, 2008. Average loans increased $5.3 billion and average securities increased $0.8 billion, primarily as a result of the Chittenden acquisition. As a result, average loans, average securities and average short-term investments comprised 81%, 5% and 14%, respectively, of average earning assets in the second quarter of 2008 compared to 73%, 1% and 26%, respectively, in the 2007 period. In the current quarter, the yield earned on the total loan portfolio was 5.76% and the yield earned on securities and short-term investments was 2.48%, compared to 6.27% and 5.30%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 38% of the loan portfolio has floating interest rates compared to 29% in the year-ago quarter.

The total average commercial banking loan portfolio increased $4.6 billion reflecting increases of $3.0 billion in commercial real estate loans, $1.5 billion in commercial loans and $0.1 billion in equipment financing loans. Included in average commercial loans and average commercial real estate loans were increases of $100 million, or 38%, and $65 million, or 17%, in the respective national credits portfolios (primarily due to draw downs on existing lines). At June 30, 2008, the shared national credits loan portfolio totaled $708 million, compared to $738 million at December 31, 2007.

Average residential mortgage loans decreased $34 million and average consumer loans increased $739 million (including a $482 million increase in average home equity loans) primarily as a result of the Chittenden acquisition. Excluding the effect of residential loans acquired in the Chittenden acquisition, average residential loans would have decreased $822 million, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline (excluding the effect of the loans acquired in the Chittenden acquisition) in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments.

Average funding liabilities totaled $14.9 billion in the second quarter of 2008, a $5.7 billion increase compared to the year-ago quarter. Average deposits increased $5.4 billion primarily due to the deposits acquired in the Chittenden acquisition. Average deposits comprised 98% of average funding liabilities in the second quarter of 2008 compared to 99% in the year-ago period. Average non-interest-bearing deposits increased $1.0 billion and average interest-bearing deposits increased $4.4 billion.

The 51 basis point decrease to 1.89% from 2.40% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 54 basis points from the second quarter of 2007, reflecting decreases of 98 basis points in time deposits and 23 basis points in savings and money market deposits. Average time deposits comprised 36% of average total deposits in the second quarter of 2008 compared to 39% in the 2007 period.

Second Quarter 2008 Compared to First Quarter 2008

The net interest margin decreased 11 basis points and net interest income (FTE basis) decreased $9.4 million compared to the first quarter of 2008. Total interest and dividend income decreased $27.5 million and total interest expense decreased $18.1 million.

Average earning assets decreased $458 million, reflecting decreases of $234 million in average short-term investments, $113 million in average securities and $111 million in average loans. The decrease in average loans reflects a $276 million decrease in average residential mortgage loans partially offset increases of $148 million in average commercial banking loans and $20 million in average home equity loans. The increase in average commercial banking loans includes increases of $55 million in commercial loans, $49 million in commercial real estate and $44 million in equipment financing loans.

Average funding liabilities decreased $357 million, primarily reflecting a decrease of $339 million in average deposits. During the second quarter of 2008, $234 million of trust money market deposits were moved to an outside investment manager, thereby removing certain average earning assets and average funding liabilities that were generating only marginal net interest income while adding fee income.

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007, and the six months ended June 30, 2008 and 2007. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis (1)

	June 30, 2008			March 31, 2008			June 30, 2007
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Short-term investments	$1,663.1	$9.4	2.25%	$2,279.1	$18.9	3.31%	$2,121.4	$28.1	5.30%
Securities purchased under agreements to resell	769.7	3.9	2.05	387.4	3.1	3.25	1,115.0	14.7	5.29
Securities (2)	907.3	7.4	3.25	1,019.9	10.1	3.97	70.1	1.0	5.59
Loans:
Residential mortgage	3,632.4	48.5	5.34	3,908.6	53.0	5.42	3,666.5	47.1	5.14
Commercial real estate	4,795.3	75.3	6.28	4,746.1	78.9	6.65	1,806.1	32.1	7.11
Commercial	3,987.8	56.9	5.71	3,888.8	60.6	6.23	2,425.1	42.0	6.93
Consumer	2,009.8	27.0	5.38	1,993.2	31.3	6.28	1,271.2	22.5	7.08

Total loans	14,425.3	207.7	5.76	14,536.7	223.8	6.16	9,168.9	143.7	6.27

Total earning assets	17,765.4	$228.4	5.14%	18,223.1	$255.9	5.62%	12,475.4	$187.5	6.01%

Other assets	2,726.8			2,670.1			923.3

Total assets	$20,492.2			$20,893.2			$13,398.7

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,172.4	$—	—%	$3,145.9	$—	—%	$2,171.6	$—	—%
Savings, interest-bearing checking and money market	6,219.5	19.0	1.22	6,282.8	24.7	1.58	3,391.9	12.3	1.45
Time	5,220.6	46.8	3.59	5,523.2	59.0	4.27	3,631.6	41.5	4.57

Total deposits	14,612.5	65.8	1.80	14,951.9	83.7	2.24	9,195.1	53.8	2.34

Borrowings:
Federal Home Loan Bank advances	16.0	0.2	5.22	18.4	0.2	4.84	—	—	—
Repurchase agreements	110.9	0.5	1.71	116.3	0.8	2.60	—	—	—
Other	19.5	0.2	3.93	23.3	0.1	1.67	7.7	0.1	5.17

Total borrowings	146.4	0.9	2.39	158.0	1.1	2.73	7.7	0.1	5.17

Subordinated notes	179.6	3.8	8.42	185.8	3.8	8.14	65.3	1.6	10.15

Total funding liabilities	14,938.5	$70.5	1.89%	15,295.7	$88.6	2.32%	9,268.1	$55.5	2.40%

Other liabilities	351.9			383.2			155.4

Total liabilities	15,290.4			15,678.9			9,423.5
Stockholders’ equity	5,201.8			5,214.3			3,975.2

Total liabilities and stockholders’ equity	$20,492.2			$20,893.2			$13,398.7

Excess of earning assets over funding liabilities	$2,826.9			$2,927.4			$3,207.3

Net interest income/spread (3)		$157.9	3.25%		$167.3	3.30%		$132.0	3.61%

Net interest margin			3.56%			3.67%			4.23%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.9 million and $1.0 million for the three months ended June 30, 2008 and March 31, 2008, respectively (none for the three months ended June 30, 2007).

Average Balance, Interest and Yield/Rate Analysis (1)

	June 30, 2008			June 30, 2007
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Short-term investments	$1,971.1	$28.3	2.86%	$1,218.2	$32.1	5.27%
Securities purchased under agreements to resell	578.6	7.0	2.45	560.6	14.7	5.26
Securities (2)	963.6	17.5	3.63	72.1	2.1	5.65
Loans:
Residential mortgage	3,770.5	101.5	5.38	3,746.9	96.1	5.13
Commercial real estate	4,770.7	154.2	6.47	1,807.1	63.9	7.07
Commercial	3,938.3	117.5	5.97	2,394.6	82.6	6.90
Consumer	2,001.5	58.3	5.83	1,288.1	45.4	7.06

Total loans	14,481.0	431.5	5.96	9,236.7	288.0	6.24

Total earning assets	17,994.3	$484.3	5.38%	11,087.6	$336.9	6.08%

Other assets	2,698.4			922.1

Total assets	$20,692.7			$12,009.7

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,159.2	$—	—%	$2,148.7	$—	—%
Savings, interest-bearing checking and money market	6,251.2	43.7	1.40	3,334.3	24.3	1.46
Time	5,371.9	105.8	3.94	3,626.2	81.8	4.51

Total deposits	14,782.3	149.5	2.02	9,109.2	106.1	2.33

Borrowings:
Federal Home Loan Bank advances	17.2	0.4	5.02	0.3	—	5.07
Repurchase agreements	113.6	1.3	2.17	—	—	—
Other	21.4	0.3	2.70	6.7	0.2	5.16

Total borrowings	152.2	2.0	2.57	7.0	0.2	5.16

Subordinated notes	182.7	7.6	8.28	65.3	3.3	10.16

Total funding liabilities	15,117.2	$159.1	2.10%	9,181.5	$109.6	2.39%

Other liabilities	367.4			162.3

Total liabilities	15,484.6			9,343.8
Stockholders’ equity	5,208.1			2,665.9

Total liabilities and stockholders’ equity	$20,692.7			$12,009.7

Excess of earning assets over funding liabilities	$2,877.1			$1,906.1

Net interest income/spread (3)		$325.2	3.28%		$227.3	3.69%

Net interest margin			3.61%			4.10%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $1.9 million for the six months ended June 30, 2008 (none for the six months ended June 30, 2007).

Volume and Rate Analysis

The following tables show the extent to which changes in interest rates and changes in the volume of average earning assets and average interest-bearing liabilities have affected People’s United Financial’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rate); changes in rates (changes in average interest rates multiplied by the prior year’s average balance); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	Three Months Ended June 30, 2008 Compared To
	June 30, 2007 Increase (Decrease)			March 31, 2008 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(5.1)	$(13.6)	$(18.7)	$(4.4)	$(5.1)	$(9.5)
Securities purchased under agreements to resell	(3.6)	(7.2)	(10.8)	2.3	(1.5)	0.8
Securities	7.0	(0.6)	6.4	(1.0)	(1.7)	(2.7)
Loans:
Residential mortgage	(0.4)	1.8	1.4	(3.7)	(0.8)	(4.5)
Commercial real estate	47.4	(4.2)	43.2	0.8	(4.4)	(3.6)
Commercial	23.3	(8.4)	14.9	1.5	(5.2)	(3.7)
Consumer	10.9	(6.4)	4.5	0.3	(4.6)	(4.3)

Total loans	81.2	(17.2)	64.0	(1.1)	(15.0)	(16.1)

Total change in interest and dividend income	79.5	(38.6)	40.9	(4.2)	(23.3)	(27.5)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	8.9	(2.2)	6.7	(0.2)	(5.5)	(5.7)
Time	15.5	(10.2)	5.3	(3.1)	(9.1)	(12.2)

Total deposits	24.4	(12.4)	12.0	(3.3)	(14.6)	(17.9)

Borrowings:
FHLB advances	0.2	—	0.2	—	—	—
Repurchase agreements	0.5	—	0.5	—	(0.3)	(0.3)
Other	0.1	—	0.1	—	0.1	0.1

Total borrowings	0.8	—	0.8	—	(0.2)	(0.2)

Subordinated notes	2.5	(0.3)	2.2	—	—	—

Total change in interest expense	27.7	(12.7)	15.0	(3.3)	(14.8)	(18.1)

Change in net interest income	$51.8	$(25.9)	$25.9	$(0.9)	$(8.5)	$(9.4)

Volume and Rate Analysis

	Six Months Ended June 30, 2008 Compared To June 30, 2007 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$14.6	$(18.4)	$(3.8)
Securities purchased under agreements to resell	0.5	(8.2)	(7.7)
Securities	16.4	(1.0)	15.4
Loans:
Residential mortgage	0.6	4.8	5.4
Commercial real estate	96.2	(5.9)	90.3
Commercial	47.3	(12.4)	34.9
Consumer	21.8	(8.9)	12.9

Total loans	165.9	(22.4)	143.5

Total change in interest and dividend income	197.4	(50.0)	147.4

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	20.5	(1.1)	19.4
Time	35.4	(11.4)	24.0

Total deposits	55.9	(12.5)	43.4

Borrowings:
FHLB advances	0.4	—	0.4
Repurchase agreements	1.3	—	1.3
Other	0.2	(0.1)	0.1

Total borrowings	1.9	(0.1)	1.8

Subordinated notes	5.0	(0.7)	4.3

Total change in interest expense	62.8	(13.3)	49.5

Change in net interest income	$134.6	$(36.7)	$97.9

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Investment management fees	$9.5	$8.8	$3.0	$18.3	$5.9
Insurance revenue	8.1	9.1	6.2	17.2	13.5
Brokerage commissions	4.2	4.5	3.6	8.7	7.0

Total wealth management income	21.8	22.4	12.8	44.2	26.4

Net security gains (losses):
Debt securities held for sale	—	1.5	—	1.5	—
Trading account securities	(0.2)	0.1	—	(0.1)	—
Equity securities available for sale	—	6.9	—	6.9	—

Total net security gains (losses)	(0.2)	8.5	—	8.3	—

Bank service charges	32.4	30.7	23.7	63.1	45.8
Merchant interchange fees	7.1	6.4	—	13.5	—
Bank-owned life insurance	1.7	3.0	2.7	4.7	5.1
Net gains on sales of residential mortgage loans	2.2	2.0	0.9	4.2	1.6
Other non-interest income	8.4	9.3	5.4	17.7	10.2

Total non-interest income	$73.4	$82.3	$45.5	$155.7	$89.1

Total non-interest income increased $27.9 million compared to the second quarter of 2007 primarily due to the effect of the Chittenden acquisition. Compared to the first quarter of 2008, non-interest income decreased $8.9 million, primarily due to $8.5 million of security gains recorded in the first quarter of 2008.

The $9.0 million increase in wealth management income compared to the second quarter of 2007 primarily reflects the effect of the Chittenden acquisition. The decrease of $1.0 million in insurance revenue from the first quarter of 2008 primarily reflects a continued soft insurance market.

Securities gains in the first quarter of 2008 included a $6.9 million gain related to the Visa, Inc. initial public offering and gains of $1.5 million resulting from the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates subsequent to January 1, 2008. The proceeds from the sale of the Chittenden securities were subsequently reinvested in securities with a shorter duration.

In the first quarter of 2008, People’s United Financial recorded a cash gain of $5.6 million (included in net security gains in the Consolidated Statements of Income) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its January 2008 acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million (also included in net security gains) representing its proportionate share of the $3 billion litigation reserve escrow account established by Visa in conjunction with its IPO. This gain partially offsets the $2.0 million Visa litigation reserve established by Chittenden in December 2007.

People’s United Financial continues to own 206,671 Visa Class B shares. Each Class B share is currently convertible into 0.71429 Class A shares, which are traded on the New York Stock Exchange. The conversion ratio may change depending upon whether additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of August 6, 2008, those shares could have been converted into Class A shares, they would have a market value of approximately $10.6 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

Bank service charges increased $8.7 million compared to the second quarter of 2007 primarily due to the effect of the Chittenden acquisition. Compared to the first quarter of 2008, bank service charges increased $1.7 million.

Merchant interchange fees relate to the business credit card portfolio acquired in connection with the Chittenden acquisition. Net gains on sales of residential mortgage loans increased $1.3 million compared to the second quarter of 2007.

BOLI income totaled $1.7 million ($2.6 million on a taxable-equivalent basis) in the second quarter of 2008, compared to $2.7 million ($4.1 million on a taxable-equivalent basis) in the year-ago quarter, and $3.0 million in the first quarter of 2008 ($4.6 million on a taxable-equivalent basis). BOLI income included death benefits of $0.5 million in the first quarter of 2008 and $0.6 million in the second quarter of 2007. Excluding the effect of death benefits, the reduced level of BOLI income in the second quarter of 2008 primarily reflects the lower level of interest rates.

Other non-interest income increased $3.0 million compared to the second quarter of 2007 primarily due to the effect of the Chittenden acquisition. The $0.9 million decrease from the first quarter of 2008 primarily reflects lower commercial loan fees.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Compensation and benefits	$86.7	$89.1	$54.9	$175.8	$106.2
Occupancy and equipment	26.1	31.6	16.2	57.7	32.7
Other non-interest expense:
Professional and outside service fees	11.8	11.5	6.7	23.3	12.9
Advertising and promotion	3.7	3.7	3.5	7.4	5.9
Stationery, printing and postage	3.2	3.5	1.9	6.7	3.7
Amortization of other acquisition-related intangibles	5.3	5.2	0.3	10.5	0.5
Merchant interchange expense	5.2	4.8	—	10.0	—
Other	20.9	33.3	12.2	54.2	21.9

Total other non-interest expense	50.1	62.0	24.6	112.1	44.9

Total	162.9	182.7	95.7	345.6	183.8
Contribution to The People’s United Community Foundation	—	—	60.0	—	60.0
Merger-related expenses	—	36.5	—	36.5	—

Total non-interest expense	$162.9	$219.2	$155.7	$382.1	$243.8

Efficiency ratio	66.3%	65.0%	53.3%	65.6%	57.4%

Total non-interest expense in the second quarter of 2008 increased $67.2 million compared to the second quarter of 2007 and decreased $19.8 million compared to the first quarter of 2008, excluding the effect of the $60 million contribution to The People’s United Community Foundation in the second quarter of 2007 and $36.5 million of merger-related expenses recorded in the first quarter of 2008. Merger-related expenses include asset impairment charges of $19.3 million, costs relating to severance and branch closings of $10.5 million, and other accrued liabilities of $6.7 million.

During the process of the company’s business integration of the Chittenden banks, and as a part of its strategic planning for possible future acquisitions, People’s United Financial undertook a comprehensive review of its options relating to technology strategy. This re-assessment resulted in a determination by management that in order to achieve its acquisition integration goals, the company should discontinue its Connecticut core deposit system replacement project. As a result of this determination, People’s United Financial recorded the aforementioned asset impairment charge.

The efficiency ratio increased to 66.3% in the second quarter of 2008 compared to 53.3% in the year-ago quarter, reflecting the decline in interest rates which negatively impacted net interest income.

Compensation and benefits increased $31.8 million compared to the year-ago quarter and decreased $2.4 million compared to the first quarter of 2008. The increase compared to the year-ago quarter primarily reflects the effect of the Chittenden acquisition, as well as normal merit increases, and $4.2 million of expense related to the ESOP, the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan, recorded in the second quarter of 2008 compared to $2.3 million of expense related to the ESOP recorded in the year-ago quarter. The decrease in compensation and benefits from the first quarter primarily reflects the partial benefit from previously disclosed cost-saving initiatives, lower payroll taxes and reduced levels of accruals for incentive compensation, partially offset by higher health care expenses.

Occupancy and equipment increased $9.9 million compared to the year-ago quarter. The increase primarily reflects the effect of the Chittenden acquisition.

The increase in amortization of other acquisition-related intangibles in the second quarter of 2008 compared to the year-ago quarter reflects additional amortization of the intangible assets resulting from the Chittenden acquisition. See Notes 3 and 8 to the Consolidated Financial Statements for a further discussion of the acquisition.

Merchant interchange expense relates to the business credit card portfolio acquired in connection with the Chittenden acquisition. Other non-interest expense increased $8.7 million compared to the year-ago quarter, primarily reflecting the effect of the Chittenden acquisition. Other non-interest expense decreased $12.4 million compared to the first quarter of 2008, which included $11.5 million of one-time charges, including benefit-related and other costs associated with the death of People’s United Financial’s former President.

Income Taxes

People’s United Financial’s effective income tax rate was 34.0% in the second quarter of 2008 compared to 34.5% in the second quarter of 2007 and 28.4% in the first quarter of 2008. The lower effective income tax rate in the first quarter of 2008 primarily reflects a non-taxable BOLI death benefit. People’s United Financial’s effective income tax rate for the remainder of 2008 is expected to be approximately 34%.

FINANCIAL CONDITION

General

Total assets at June 30, 2008 were $20.4 billion, an increase of $6.8 billion from December 31, 2007, reflecting increases of $5.4 billion in total loans and $1.4 billion in goodwill and other acquisition-related intangibles (resulting from the Chittenden acquisition). The increase in total loans is primarily due to $5.7 billion in loans acquired in the Chittenden acquisition.

At June 30, 2008, liabilities totaled $15.2 billion, a $6.1 billion increase from December 31, 2007, reflecting a $5.7 billion increase in total deposits primarily due to $6.2 billion in deposits acquired in the Chittenden acquisition.

The increase in total loans from December 31, 2007 to June 30, 2008 reflects increases of $3.0 billion in commercial real estate loans, $1.4 billion in commercial loans, $0.7 billion in consumer loans and $0.3 billion in residential mortgage loans. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $489 million since December 31, 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future (excluding the effect of the loans acquired in the Chittenden acquisition) until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments.

Non-performing assets totaled $86.4 million at June 30, 2008, a $60.3 million increase from year-end 2007. Essentially all of the increase is attributable to non-performing assets acquired in the Chittenden acquisition. The allowance for loan losses totaled $151.7 million at June 30, 2008 compared to $72.7 million at December 31, 2007. At June 30, 2008, the allowance for loan losses as a percent of total loans was 1.06% and as a percent of non-performing loans was 183%, compared to 0.81% and 358%, respectively, at December 31, 2007.

People’s United Financial’s total stockholders’ equity was $5.2 billion at June 30, 2008, a $766 million increase from December 31, 2007, reflecting the issuance of 44.3 million shares of common stock with a fair value (net of issuance costs) of approximately $770 million in connection with the Chittenden acquisition and net income of $58.1 million, partially offset by dividends paid of $94.2 million. As a percentage of total assets, stockholders’ equity was 25.6% at June 30, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 19.5% at June 30, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s leverage capital ratio, and tier 1 and total risk-based capital ratios were 13.1%, 16.5% and 17.8%, respectively, at June 30, 2008, compared to 24.1%, 32.3% and 33.4%, respectively, at December 31, 2007 (see Regulatory Capital Requirements).

Asset Quality

The past several months have been marked by significant volatility in the financial and capital markets. This volatility has been attributable to a number of factors, including the fallout associated with the subprime mortgage market. This disruption has, in turn, led to credit and liquidity concerns which have resulted in a significant deterioration in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market. People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$151.7	$72.7	$74.4	$72.7	$74.0
Charge-offs	(3.6)	(3.7)	(4.6)	(7.3)	(5.4)
Recoveries	1.2	0.9	0.9	2.1	1.3

Net loan charge-offs	(2.4)	(2.8)	(3.7)	(5.2)	(4.1)
Provision for loan losses	2.4	8.3	1.8	10.7	2.6
Allowance recorded in the Chittenden acquisition	—	73.5	—	73.5	—

Balance at end of period	$151.7	$151.7	$72.5	$151.7	$72.5

Allowance for loan losses as a percentage of:
Total loans	1.06%	1.05%	0.80%	1.06%	0.80%
Non-performing loans	182.6	244.3	404.8	182.6	404.8

The provision for loan losses in the second quarter of 2008 reflected $2.4 million in net loan charge-offs. The provision for loan losses in the year-ago period reflected $3.7 million in net loan charge-offs, including a $3.6 million charge-off related to one commercial banking loan, and a $1.9 million decrease in the allowance for loan losses.

The allowance for loan losses also reflects the allowance of $73.5 million recorded in the Chittenden acquisition with respect to loans not included in the scope of AICPA Statement of Position 03-3, which is discussed in Note 3 to the Consolidated Financial Statements. The allowance for loan losses as a percentage of total loans was 1.06% at June 30, 2008 and 0.81% at December 31, 2007.

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Consumer	$1.0	$1.1	$0.2	$2.1	$0.5
Commercial	0.8	1.1	3.7	1.9	3.7
Commercial real estate	0.5	—	—	0.5	—
PCLC	0.1	0.4	0.4	0.5	0.5
Residential mortgage	—	0.2	(0.6)	0.2	(0.6)

Total	$2.4	$2.8	$3.7	$5.2	$4.1

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Consumer	0.20%	0.21%	0.07%	0.20%	0.07%
Commercial	0.10	0.16	0.95	0.13	0.48
PCLC	0.06	0.15	0.19	0.10	0.12
Commercial real estate	0.04	—	—	0.02	—
Residential mortgage	—	0.02	(0.06)	0.01	(0.03)

Total portfolio	0.07%	0.08%	0.16%	0.07%	0.09%

Net loan charge-offs as a percentage of average total loans decreased 9 basis points in the second quarter of 2008 compared to the year-ago period, reflecting a $1.3 million decrease in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Non-Performing Assets

(dollars in millions)	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
Non-accrual loans:
Commercial real estate	$31.9	$27.8	$3.7	$3.5	$0.1
Commercial	23.4	12.8	1.3	7.2	8.2
Residential mortgage	18.3	15.0	8.9	7.2	4.2
PCLC	6.4	2.7	3.1	3.0	3.9
Consumer	3.1	3.8	3.3	2.2	1.5

Total non-accrual loans (1)	83.1	62.1	20.3	23.1	17.9
Real estate owned (“REO”) and repossessed assets, net	3.3	4.9	5.8	3.1	0.5

Total non-performing assets	$86.4	$67.0	$26.1	$26.2	$18.4

Non-performing loans as a percentage of total loans	0.58%	0.43%	0.23%	0.26%	0.20%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.60	0.46	0.29	0.29	0.20
Stockholders’ equity and allowance for loan losses	1.61	1.25	0.58	0.57	0.40

(1)	Reported net of government guarantees totaling $6.6 million at June 30, 2008 and $5.0 million at March 31, 2008 (none for prior periods).

A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. However, a loan may be placed on non-accrual status earlier if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing totaled $3.2 million at June 30, 2008 and $3.8 million at March 31, 2008 (none for prior periods).

Total non-performing assets increased $60.3 million from December 31, 2007 and were 0.60% of total loans, REO and repossessed assets at June 30, 2008. The increase in non-performing assets from December 31, 2007 primarily reflects the addition of non-performing assets from the Chittenden acquisition, and includes increases in non-performing commercial real estate loans of $28.2 million, non-performing commercial loans of $22.1 million, non-performing residential mortgage loans of $9.4 million and non-performing PCLC loans of $3.3 million.

Total non-performing assets increased $19.4 million from March 31, 2008. The $14.7 million increase in non-performing commercial loans and commercial real estate loans primarily reflects three commercial relationships in the northern New England portfolio totaling $13 million, of which approximately $4 million was cured subsequent to June 30, 2008. In addition, one commercial real estate non-performing loan totaling approximately $3 million was also cured subsequent to June 30, 2008.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At June 30, 2008, People’s United Financial’s liquid assets included $1.1 billion in GSE debt securities and $400 million in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $1.4 billion in cash and cash equivalents, $835 million in debt securities available for sale and $30 million in trading account securities. Securities available for sale with a total fair value of $471 million at June 30, 2008 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $14.5 billion at June 30, 2008 compared to $8.9 billion at December 31, 2007 (representing 72% and 66% of total funding at the respective dates). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings totaled $144 million at June 30, 2008 (none at December 31, 2007), representing 0.8% of total funding.

People’s United Financial’s contractual cash obligations, other than deposit liabilities, include subordinated notes, operating leases and purchase obligations. Purchase obligations include those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. The most significant change in People’s United Financial’s contractual cash obligations since December 31, 2007 resulted from the $125 million of subordinated notes acquired in the Chittenden acquisition. These subordinated notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points and are due February 2017. Beginning February 14, 2012, People’s United Financial has the option to redeem some or all of these subordinated notes.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At June 30, 2008, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $3.1 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion.

At June 30, 2008, People’s United Bank had outstanding commitments to originate loans totaling $1.1 billion and approved, but unused, lines of credit extended to customers totaling $4.1 billion (including $2.4 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.2 billion at June 30, 2008, a $0.8 billion increase compared to $4.4 billion at December 31, 2007. This increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value (net of issuance costs) of approximately of $770 million in connection with the Chittenden acquisition, net income of $58.1 million, and a $1.3 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2007, partially offset by dividends paid of $94.2 million. The decrease in AOCL reflects after-tax increases in (i) the net unrealized gains on derivatives accounted for as cash flow hedges ($1.7 million) and securities available for sale ($0.1 million) and (ii) the effect of changing the pension plan measurement date in accordance with the provisions of SFAS No. 158 ($1.0 million), partially offset by an increase in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans ($1.5 million). Stockholders’ equity equaled 25.6% of total assets at June 30, 2008 and 32.8% at December 31, 2007.

In April 2008, People’s United Financial’s Board of Directors approved an initial repurchase of up to 5%, or approximately 17.3 million shares, of its common stock outstanding as of April 17, 2008. The shares are expected to be purchased in the open market or in privately negotiated transactions. Share purchases will be effected at management’s discretion, depending on management’s assessment of the desirability of alternative uses for the company’s capital, the market for the company’s common stock, the company’s cash flow and capital levels, and economic conditions. The repurchase program is expected to be partially funded by dividends paid by People’s United Bank to its parent, People’s United Financial. As of June 30, 2008, no shares had been repurchased.

In July 2008, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend is payable on August 15, 2008 to shareholders of record on August 1, 2008.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 13.1% at June 30, 2008, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at June 30, 2008 with ratios of 13.1% and 17.8%, respectively, compared to 24.1% and 33.4%, respectively, at December 31, 2007. The decrease in these ratios from December 31, 2007 primarily reflects the reduction in People’s United Bank’s regulatory capital due to the previously disclosed $1.2 billion dividend that People’s United Bank paid to its parent, People’s United Financial, in May 2008, and increases in People’s United Bank’s adjusted total assets (the denominator in the calculation of the leverage capital ratio) and risk-weighted assets (the denominator in the calculation of the total risk-based capital ratio), both as a result of the Chittenden acquisition. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at June 30, 2008.

In July 2008, People’s United Bank paid a $200 million dividend to People’s United Financial. As such, People’s United Bank’s regulatory capital ratios are expected to decline, but will remain above the OTS’s numeric criteria for classification as a “well capitalized” institution. The proposed consolidation of the Subsidiary Banks with and into People’s United Bank is not expected to have an impact on People’s United Bank’s regulatory capital or its regulatory capital ratios.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of June 30, 2008 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At June 30, 2008, People’s United Bank’s adjusted total assets, as defined, totaled $17.5 billion and its risk-weighted total assets, as defined, totaled $13.9 billion.

				OTS Requirements
As of June 30, 2008 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,297.8	(1)	13.1%	n/a	n/a	$262.3	1.5%
Leverage (core) capital	2,297.8	(1)	13.1	$874.3	5.0%	699.5	4.0
Total risk-based capital	2,472.2	(2)	17.8	1,388.9	10.0	1,111.1	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on debt and certain equity securities classified as available for sale, (ii) after-tax net unrealized gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of risk-adjusted total assets.

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

The earnings projections are based on a static balance sheet and estimates of pricing levels for People’s United Financial’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s United Financial estimates its base case Income at Risk using current interest rates. Internal policy regarding IRR simulations specify that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 10% for a 100 basis point shift; 15% for a 200 basis point shift; and 20% for a 300 basis point shift.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning June 30, 2008. Given the interest rate environment at June 30, 2008, simulations for declines in interest rates below 150 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	23.74%
+200	15.65
+100	7.97
-50	(4.29)
-100	(8.11)
-150	(11.49)

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

Internal policy limits the exposure of a decrease in MVE resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points – 10% of base case MVE; for 200 basis points – 15% of base case MVE; and for 300 basis points – 20% of base case MVE.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s MVE, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2008, simulations for declines in interest rates below 150 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	0.49%
+200	0.79
+100	0.57
-50	(0.73)
-100	(1.51)
-150	(2.48)

People’s United Financial’s interest rate risk position at June 30, 2008, as set forth in the IRR and MVE tables above, reflects its significant excess capital position at that date. Management’s current position is to invest such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a decreasing rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors and interest rate swaps, as components of its IRR management. People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits, and controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. At June 30, 2008, each of People’s United Financial’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s United Financial’s credit exposure on its derivative contracts, representing those contracts with net positive fair values including the effect of bilateral netting, amounted to $28.7 million at June 30, 2008 and $27.3 million at December 31, 2007. Derivative financial instruments have been used for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of and for the periods ended June 30, 2008 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$6.5	$13.7
Weighted average remaining term to maturity (in months)	31	59	1
Increase (decrease) in pre-tax income for the quarter	$3.1	$(0.1)	$—
Increase (decrease) in pre-tax income for the six months	4.2	(0.1)	—
Fair value:
Recognized as an asset	28.1	—	—
Recognized as a liability	—	0.4	0.3

As of and for the periods ended June 30, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$6.8	$12.4
Weighted average remaining term to maturity (in months)	43	71	1
Decrease in pre-tax income for the quarter	$(0.7)	$—	$—
Decrease in pre-tax income for the six months	(1.3)	—	—
Fair value:
Recognized as an asset	5.9	—	—
Recognized as a liability	—	0.1	—

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 60 through 63 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of June 30, 2008, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2008, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Management, in conjunction with legal counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to express any view on the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect the financial condition or results of operations of People’s United Financial in any future period.

On May 23, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The complaint, which also names BNY Mellon LLC as a defendant, alleges that the plaintiffs were damaged by BNY Mellon’s loss of unencrypted electronic data including personal information about the plaintiffs. BNY Mellon served as the conversion agent in connection with the “second-step conversion” in 2007, pursuant to which People’s United Bank became a wholly-owned subsidiary of People’s United Financial.

The plaintiffs have moved for certification of the case as a class action on behalf of themselves and all People’s United Bank customers who are similarly situated. The case has since been removed from state court to the United States District Court for the District of Connecticut.

Management, in conjunction with legal counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to express any view on the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect the financial condition or results of operations of People’s United Financial in any future period.

In the normal course of business, People’s United Financial is also subject to various other legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings.

Item 1A – Risk Factors

As a result of completing the Chittenden acquisition on January 1, 2008, the following risk factor has been updated from that included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2007.

People’s United Financial’s Business Is Affected by the International, National, Regional and Local Economy Generally, and the Geographic Concentration of Our Loan Portfolio and Lending Activities Makes Us Vulnerable to a Downturn in the Local Economy

Because People’s United Financial serves primarily individuals and smaller businesses located in New England and adjoining areas, the ability of its customers to repay their loans is impacted by the economic conditions in these areas. As of June 30, 2008, approximately 61% the company’s loan portfolio consisted of commercial loans. Thus, the company’s results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

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

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

(a) People’s United Financial held its Annual Meeting of Shareholders (the “Annual Meeting”) on April 17, 2008.

(b) Not applicable.

(c) People’s United Financial’s shareholders voted on the following matters at the Annual Meeting:

1. Election of three directors. The results of the election of the three nominees for director are indicated below. There were 345,408,297 shares of common stock entitled to vote at the Annual Meeting, of which 302,788,746 shares were present in person or by proxy.

Nominee	Votes For	Votes Withheld
Collin P. Baron	298,340,150	4,448,596
Richard M. Hoyt	299,137,806	3,650,940
Philip R. Sherringham	298,072,469	4,716,277

There were no abstentions or broker non-votes with respect to the election of the three nominees for director.

2. Adoption of the People’s United Financial, Inc. 2008 Long-Term Incentive Plan. Of the 302,788,746 shares present at the Annual Meeting in person or by proxy, 199,391,328 votes were cast for the proposal; 47,148,768 votes were cast against the proposal; 1,445,817 shares abstained from voting on the proposal; and there were 54,802,833 broker non-votes with respect to the proposal.

3. Amendment of the People’s United Financial, Inc. 2007 Recognition and Retention Plan. Of the 302,788,746 shares present at the Annual Meeting in person or by proxy, 208,943,451 votes were cast for the proposal; 37,551,996 votes were cast against the proposal; 1,490,466 shares abstained from voting on the proposal; and there were 54,802,833 broker non-votes with respect to the proposal.

4. Amendment of the People’s United Financial, Inc. 2007 Stock Option Plan. Of the 302,788,746 shares present at the Annual Meeting in person or by proxy, 212,139,169 votes were cast for the proposal; 34,280,089 votes were cast against the proposal; 1,566,655 shares abstained from voting on the proposal; and there were 54,802,833 broker non-votes with respect to the proposal.

5. Ratification of Appointment of KPMG LLP as independent registered public accounting firm for 2008. Of the 302,788,746 shares present at the Annual Meeting in person or by proxy, 294,561,025 votes were cast for the proposal; 7,048,219 votes were cast against the proposal; and 1,179,502 shares abstained from voting on the proposal. There were no broker non-votes with respect to the proposal.

(d) Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description
*10.1	Employment Agreement dated May 15, 2008 by and between People’s United Financial, Inc. and Philip R. Sherringham (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K on May 20, 2008)

*10.10	People’s United Financial, Inc. 2008 Long-Term Incentive Plan

*10.26	People’s United Financial, Inc. 2007 Recognition and Retention Plan

*10.27	People’s United Financial, Inc. 2007 Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 8, 2008	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Paul D. Burner
Paul D. Burner
Senior Executive Vice President
and Chief Financial Officer

Date: August 8, 2008
	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President, Controller
and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description
*10.1	Employment Agreement dated May 15, 2008 by and between People’s United Financial, Inc. and Philip R. Sherringham (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K on May 20, 2008)

*10.10	People’s United Financial, Inc. 2008 Long-Term Incentive Plan

*10.26	People’s United Financial, Inc. 2007 Recognition and Retention Plan

*10.27	People’s United Financial, Inc. 2007 Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.