Form 10-Q
period 2008-09-30
People's United Financial, Inc.
filed 2008-11-07
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 347,778,789 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$437.5	$296.2
Short-term investments (note 4)	2,533.5	3,088.0

Total cash and cash equivalents	2,971.0	3,384.2

Securities (note 4):
Trading account securities, at fair value	33.3	18.7
Securities available for sale, at fair value	393.5	42.2
Securities held to maturity, at amortized cost (fair value of $1.4 million and $0.6 million)	1.4	0.6

Total securities	428.2	61.5

Securities purchased under agreements to resell	—	428.0

Loans (note 5):
Commercial real estate	4,871.9	1,885.6
Commercial	4,074.3	2,600.4
Residential mortgage	3,262.3	3,212.9
Consumer	2,122.1	1,250.8

Total loans	14,330.6	8,949.7
Less allowance for loan losses	(154.5)	(72.7)

Total loans, net	14,176.1	8,877.0

Bank-owned life insurance (note 1)	227.1	222.6
Premises and equipment, net	265.6	156.8
Goodwill (notes 3 and 8)	1,257.3	101.5
Other acquisition-related intangibles (notes 3 and 8)	279.6	2.5
Other assets	437.1	320.7

Total assets	$20,042.0	$13,554.8

Liabilities
Deposits:
Non-interest-bearing	$3,176.1	$2,166.1
Savings, interest-bearing checking and money market	6,115.3	3,008.9
Time	4,860.4	3,705.6

Total deposits	14,151.8	8,880.6

Borrowings:
Federal Home Loan Bank advances	15.3	—
Repurchase agreements	117.6	—
Other	19.0	—

Total borrowings	151.9	—

Subordinated notes	180.2	65.4
Other liabilities (note 3)	319.5	163.4

Total liabilities	14,803.4	9,109.4

Stockholders’ Equity (notes 2 and 3)
Common stock ($0.01 par value; 1.95 billion shares authorized; 347.8 million shares and 301.1 million shares issued)	3.5	3.0
Additional paid-in capital	4,475.6	3,642.8
Retained earnings	1,037.6	1,079.6
Treasury stock, at cost (3.2 million shares and 2.8 million shares)	(58.0)	(51.8)
Accumulated other comprehensive loss (note 6)	(15.9)	(18.6)
Unallocated common stock of Employee Stock Ownership Plan (note 1)	(204.2)	(209.6)

Total stockholders’ equity	5,238.6	4,445.4

Total liabilities and stockholders’ equity	$20,042.0	$13,554.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Interest and dividend income:
Commercial real estate	$75.2	$32.0	$227.7	$95.9
Commercial	56.8	42.7	174.7	125.3
Residential mortgage	45.4	44.6	146.7	140.7
Consumer	27.2	22.5	85.1	67.9

Total interest on loans	204.6	141.8	634.2	429.8
Short-term investments	12.5	28.6	40.8	60.7
Securities	4.8	0.9	22.3	3.0
Securities purchased under agreements to resell	0.5	18.1	7.5	32.8

Total interest and dividend income	222.4	189.4	704.8	526.3

Interest expense:
Deposits	58.0	53.5	207.5	159.6
Borrowings	0.8	—	2.8	0.2
Subordinated notes	3.8	1.6	11.4	4.9

Total interest expense	62.6	55.1	221.7	164.7

Net interest income	159.8	134.3	483.1	361.6
Provision for loan losses (note 3)	6.8	2.5	17.5	5.1

Net interest income after provision for loan losses	153.0	131.8	465.6	356.5

Non-interest income:
Investment management fees	8.9	3.0	27.2	8.9
Insurance revenue	8.8	7.1	26.0	20.6
Brokerage commissions	4.1	3.2	12.8	10.3

Total wealth management income	21.8	13.3	66.0	39.8
Bank service charges	33.1	23.7	96.2	69.5
Merchant interchange fees	7.5	—	21.0	—
Bank-owned life insurance (note 1)	2.1	2.3	6.8	7.4
Net security gains (losses) (note 4)	(0.2)	5.5	8.1	5.5
Net gains on sales of residential mortgage loans	1.5	0.8	5.7	2.4
Other non-interest income	8.4	4.6	26.1	14.7

Total non-interest income	74.2	50.2	229.9	139.3

Non-interest expense:
Compensation and benefits	85.6	53.1	261.4	159.3
Occupancy and equipment	26.1	17.3	83.8	50.0
Contribution to The People’s United Community Foundation (note 2)	—	—	—	60.0
Merger-related expenses (note 3)	—	—	36.5	—
Other non-interest expense (note 8)	47.0	25.1	159.1	70.0

Total non-interest expense	158.7	95.5	540.8	339.3

Income from continuing operations before income tax expense	68.5	86.5	154.7	156.5
Income tax expense	22.5	29.2	50.6	53.0

Income from continuing operations	46.0	57.3	104.1	103.5

Income from discontinued operations, net of tax (note 11)	—	0.3	—	1.2

Net income	$46.0	$57.6	$104.1	$104.7

Earnings per common share (note 7):
Basic:
Income from continuing operations	$0.14	$0.20	$0.32	$0.36
Net income	0.14	0.20	0.32	0.36
Diluted:
Income from continuing operations	0.14	0.20	0.32	0.36
Net income	0.14	0.20	0.32	0.36

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the nine months ended September 30, 2008 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	104.1	—	—	—	104.1
Other comprehensive income, net of tax (note 6)	—	—	—	—	1.7	—	1.7

Total comprehensive income							105.8

Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 3)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.43 per share)	—	—	(144.2)	—	—	—	(144.2)
Restricted stock awards	—	24.3	(0.7)	(6.2)	—	—	17.4
ESOP common stock committed to be released (note 1)	—	—	(0.9)	—	—	5.4	4.5
Stock options and related tax benefits	—	36.1	—	—	—	—	36.1
Tax benefits related to dissolution of People’s Mutual Holdings (note 2)	—	2.7	—	—	—	—	2.7
SFAS No. 158 effect of changing pension plan measurement date, net of tax (note 1)	—	—	(0.3)	—	1.0	—	0.7

Balance at September 30, 2008	$3.5	$4,475.6	$1,037.6	$(58.0)	$(15.9)	$(204.2)	$5,238.6

For the nine months ended September 30, 2007 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$(48.0)	$—	$1,339.5
Comprehensive income:
Net income	—	—	104.7	—	—	104.7
Other comprehensive income, net of tax	—	—	—	6.6	—	6.6

Total comprehensive income						111.3

Exchange of common stock pursuant to second-step conversion (note 2)	(59.0)	59.0	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion (note 2)	1.7	3,333.1	—	—	—	3,334.8
Common stock issued and contributed to The People’s United Community Foundation (note 2)	—	40.0	—	—	—	40.0
Cancellation of common stock owned by People’s Mutual Holdings (note 2)	(82.0)	82.0	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings (note 2)	—	8.1	—	—	—	8.1
Cash dividends on common stock ($0.38 per share)	—	—	(92.9)	—	—	(92.9)
Purchase of common stock by ESOP (note 1)	—	—	—	—	(216.8)	(216.8)
ESOP common stock committed to be released (note 1)	—	—	(0.5)	—	4.8	4.3
Stock options and related tax benefits	0.1	5.3	—	—	—	5.4

Balance at September 30, 2007	$3.0	$3,710.4	$1,073.7	$(41.4)	$(212.0)	$4,533.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007
Cash Flows from Operating Activities:
Net income	$104.1	$104.7
Income from discontinued operations, net of tax	—	(1.2)

Income from continuing operations	104.1	103.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Contribution of common stock to The People’s United Community Foundation	—	40.0
Provision for loan losses	17.5	5.1
Depreciation and amortization of premises and equipment	24.0	13.7
Impairment loss on premises and equipment	19.3	—
Amortization of leased equipment	5.9	4.4
Amortization of other acquisition-related intangibles	15.8	0.8
Net security gains	(8.1)	(5.5)
Net gains on sales of residential mortgage loans	(5.7)	(2.4)
ESOP common stock committed to be released	4.5	4.3
Expense related to share-based awards	16.6	3.8
Originations of loans held-for-sale	(476.8)	(315.6)
Proceeds from sales of loans held-for-sale	459.3	274.4
Net (increase) decrease in trading account securities	(14.6)	7.1
Net changes in other assets and liabilities	(13.6)	(12.4)

Net cash provided by operating activities of continuing operations	148.2	121.2

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	428.0	(1,430.0)
Proceeds from sales of securities available for sale	645.3	5.4
Proceeds from principal repayments of securities available for sale	1,268.1	90.2
Purchases of securities available for sale	(1,335.9)	(85.5)
Proceeds from sales of loans	53.2	4.3
Loan principal collections, net of disbursements	241.2	462.8
Purchases of bank-owned life insurance	(0.2)	(0.4)
Return of premium on bank-owned life insurance	1.4	0.5
Purchases of premises and equipment	(20.2)	(28.3)
Purchases of leased equipment	(11.2)	(16.9)
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	(762.8)	—

Net cash provided by (used in) investing activities	506.9	(997.9)

Cash Flows from Financing Activities:
Net decrease in deposits	(958.7)	(300.8)
Net increase (decrease) in borrowings with terms of three months or less	12.5	(4.1)
Repayments of borrowings with terms of more than three months	(4.5)	—
Cash dividends paid on common stock	(144.2)	(92.9)
Net proceeds from issuance of common stock pursuant to second-step conversion	—	3,334.8
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	8.1
Purchase of common stock by ESOP	—	(216.8)
Proceeds from stock options exercised, including excess income tax benefits	26.6	2.8

Net cash (used in) provided by financing activities	(1,068.3)	2,731.1

Cash Flows from Discontinued Operations:
Operating activities	—	1.2

Net cash provided by discontinued operations	—	1.2

Net (decrease) increase in cash and cash equivalents	(413.2)	1,855.6
Cash and cash equivalents at beginning of period	3,384.2	568.7

Cash and cash equivalents at end of period	$2,971.0	$2,424.3

Supplemental Information:
Interest payments	$216.4	$166.0
Income tax payments	66.2	59.1
Real estate properties acquired by foreclosure	3.6	0.1

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by the Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, and this Quarterly Report for the period ended September 30, 2008, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, these statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies purchased on the lives of certain management-level employees. Increases in the cash surrender value of these policies and death benefits in excess of the related invested premiums are included in non-interest income in the Consolidated Statements of Income. The company’s BOLI policies have been underwritten by highly-rated third party insurance carriers and the investments underlying these policies are deemed to be of low-to-moderate market risk.

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

On January 1, 2008, People’s United Financial adopted the measurement date transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” In doing so, People’s United Financial performed a measurement of plan assets and benefit obligations as of January 1, 2008 and recorded the net periodic benefit cost for the period between the measurement date used for purposes of 2007 year-end reporting (September 30, 2007) and December 31, 2007 as an adjustment, net of tax, to the opening balance of retained earnings as of January 1, 2008. Other changes in the fair value of plan assets and the benefit obligations for the period between September 30, 2007 and December 31, 2007 were recognized, net of tax, as a separate adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. Application of the transition provisions of SFAS No. 158 on January 1, 2008 resulted in People’s United Financial recording a pre-tax reduction in retained earnings of $0.4 million ($0.3 million net of tax) and a pre-tax decrease in accumulated other comprehensive loss of $1.6 million ($1.0 million net of tax).

People’s United Financial also maintains an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these benefits over the employees’ years of service to the date of their eligibility for such benefits.

Components of the net periodic benefit (income) expense for the plans described above are as follows:

For the three months ended September 30	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$2.0	$2.1	$—	$—
Interest cost	3.7	3.3	0.2	0.2
Expected return on plan assets	(6.1)	(5.6)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	0.4	1.2	—	—
Recognized prior service cost	—	—	(0.1)	(0.1)

Net periodic benefit expense	$—	$1.0	$0.2	$0.2

For the nine months ended September 30	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$6.0	$6.3	$0.1	$0.1
Interest cost	11.1	10.1	0.5	0.5
Expected return on plan assets	(18.3)	(16.8)	—	—
Amortization of unrecognized net transition obligation	—	—	0.3	0.3
Recognized net actuarial loss	1.2	3.4	—	—
Recognized prior service cost	(0.1)	—	(0.2)	(0.2)

Net periodic benefit (income) expense	$(0.1)	$3.0	$0.7	$0.7

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income for this plan totaled $1.0 million for the nine months ended September 30, 2008.

People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) subsequent to the second-step conversion (see Note 2). In April 2007, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At September 30, 2008, the loan balance totaled $210.1 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 609,795 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2008, a total of 9,843,780 shares of People’s United Financial common stock, with a fair value of $189.5 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings. Expense recognized for the ESOP totaled $4.5 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 2. SECOND-STEP CONVERSION

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial, Inc. The dissolution of People’s Mutual Holdings resulted in credits to additional paid-in capital of (i) $8.1 million at the merger date, and (ii) $2.7 million in 2008 related to People’s Mutual Holdings’ tax net operating loss carryforwards utilized by People’s United Financial in its 2007 federal income tax return.

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

The six Chittenden banks (together the “Subsidiary Banks”), which continue to do business under their existing names as wholly-owned subsidiaries of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts. Each of the Subsidiary Banks became a federally-chartered savings bank on January 1, 2008.

In July 2008, the Board of Directors of People’s United Financial and the Board of Directors of People’s United Bank approved a plan to consolidate the Subsidiary Banks with and into People’s United Bank. The consolidation of the Subsidiary Banks, which received regulatory approval on October 29, 2008, is expected to occur on January 1, 2009.

Total consideration paid in the Chittenden acquisition of $1.8 billion consisted of approximately $1.0 billion in cash and 44.3 million shares of People’s United Financial common stock with a fair value of approximately $0.8 billion. Cash consideration was paid at the rate of $35.636 per share of Chittenden common stock and stock consideration was paid at the rate of 2.0457 shares of People’s United Financial common stock per share of Chittenden common stock. The acquisition was accounted for as a purchase and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. Financial data for periods prior to the acquisition date do not include the results of Chittenden.

Merger-related expenses totaling $41.0 million were recorded in the first quarter of 2008. Included in this amount was a $4.5 million charge to the provision for loan losses to align allowance for loan losses methodologies across the combined organization. In addition, non-interest expense included $36.5 million of merger-related charges, including asset impairment charges ($19.3 million), costs relating to severance and branch closings ($10.5 million), and other accrued liabilities ($6.7 million). During the process of the company’s business integration of the Subsidiary Banks, and as a part of its strategic planning for possible future acquisitions, People’s United Financial undertook a comprehensive review of its options relating to technology strategy. This re-assessment resulted in a determination by management that in order to achieve its acquisition integration goals, the company should discontinue its Connecticut core deposit system replacement project. As a result of this determination, People’s United Financial recorded the aforementioned asset impairment charge, principally representing a write-off of the capitalized costs associated with the replacement project.

The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the acquisition cost over the fair value of net tangible and intangible assets acquired has been recorded as goodwill.

The acquisition-date fair value of these assets and liabilities is summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$300.5
Securities	923.5
Loans, net	5,598.5
Premises and equipment	131.9
Goodwill	1,155.8
Core deposit intangible	124.1
Trade names	122.7
Other intangibles	46.1
Other assets	149.2

Total assets	$8,552.3

Liabilities:
Deposits	$6,229.9
Borrowings	143.9
Subordinated notes	115.0
Other liabilities	230.3

Total liabilities	$6,719.1

Total acquisition cost	$1,833.2

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

The core deposit intangible will be amortized over a 10-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized. Other intangibles, which represent the value of customer relationships attributable to Chittenden’s trust and insurance businesses, will be amortized over 15 and 10 years, respectively, on a straight-line basis, which approximates the manner in which the related benefits attributable to these customer relationships will be recognized. Acquired trade names are deemed to have indefinite useful lives and, accordingly, will not be amortized. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. At September 30, 2008, other liabilities included $3.8 million of accrued acquisition-related costs, which consisted primarily of employee-related payments and professional fees.

People’s United Financial applied the provisions of AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in connection with the acquisition of Chittenden’s loan portfolio. Accordingly, acquired loans exhibiting evidence of deterioration in credit quality since origination, such that all contractually required payments are unlikely of being collected, have been recorded at their estimated net realizable value, without an allocated allowance for loan losses. Upon acquisition, loans within the scope of SOP 03-3 had an outstanding contractual balance of $9.2 million. As a result of repayments and charge-offs, the outstanding contractual balance of such loans decreased to $2.6 million at September 30, 2008. The amount of non-accretable discount applicable to these loans is not significant.

The following table presents summarized unaudited pro forma selected financial information reflecting the acquisition of Chittenden assuming the acquisition was completed as of January 1, 2007:

(in millions, except per share data)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Selected Operating Data:
Net interest income	$184.6	$513.2
Provision for loan losses	4.5	10.1
Non-interest income	78.1	202.8
Non-interest expense	159.2	525.8
Net income	67.5	124.4
Diluted earnings per common share	$0.20	$0.37

The unaudited pro forma selected financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies that would have been reported had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma diluted earnings per common share was calculated using People’s United Financial’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

NOTE 4. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost and fair value of People’s United Financial’s securities are as follows:

	September 30, 2008		December 31, 2007
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$33.3	$33.3	$18.7	$18.7

Securities available for sale:
Debt securities:
U.S. Treasury, agency and government-sponsored enterprise (“GSE”)	361.5	361.5	22.0	22.0
State and municipal	0.3	0.3	—	—

Total debt securities	361.8	361.8	22.0	22.0

Equity securities:
FHLB stock	31.1	31.1	19.5	19.5
Other securities	0.5	0.6	0.5	0.7

Total equity securities	31.6	31.7	20.0	20.2

Total securities available for sale	393.4	393.5	42.0	42.2

Securities held to maturity:
Corporate and other	1.4	1.4	0.6	0.6

Total securities held to maturity	1.4	1.4	0.6	0.6

Total securities	$428.1	$428.2	$61.3	$61.5

In the first quarter of 2008, People’s United Financial recorded a cash gain of $5.6 million (included in net security gains in the Consolidated Statements of Income) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its January 2008 acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million (also included in net security gains in the first quarter of 2008) representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. This gain partially offsets the $2.0 million Visa litigation reserve established by Chittenden in December 2007.

People’s United Financial continues to own 206,671 Visa Class B shares at September 30, 2008. Each Class B share was convertible at that date into 0.71429 Class A shares, which are traded on the New York Stock Exchange. The conversion ratio will change if additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of September 30, 2008, those shares could have been converted into Class A shares, they would have had a market value of approximately $9.1 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

In October 2008, Visa announced an agreement in principle to settle a portion of its remaining litigation. This settlement is expected to be funded, in part, by reducing each Class B shareholder’s as-converted share count. The effects of the litigation settlement and the related Class B share transaction are immaterial to the Consolidated Financial Statements.

At September 30, 2008, short-term investments included $1.6 billion of GSE debt securities with maturities of 90 days or less. Given the short-term maturities of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities are an alternative to overnight federal funds sold and had a weighted average yield of 2.39% at September 30, 2008. The remaining balance of short-term investments at September 30, 2008 primarily consisted of $0.9 billion of federal funds sold.

NOTE 5. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	September 30, 2008	December 31, 2007
Commercial real estate:
Retail	$1,114.8	$460.7
Office buildings	992.3	409.3
Residential	724.1	514.3
Industrial/manufacturing	637.3	184.6
Hospitality and entertainment	523.6	36.6
Mixed/Special use	244.6	71.5
Self storage/industrial	126.4	97.8
Land	95.6	52.3
Health care	84.8	47.2
Other properties	328.4	11.3

Total commercial real estate	4,871.9	1,885.6

Commercial and industrial:
Manufacturing	651.6	386.1
Finance, insurance and real estate	614.9	425.6
Service	522.3	268.6
Wholesale distribution	304.4	153.3
Retail sales	191.3	121.9
Health services	165.4	115.4
Construction	126.8	29.8
Public administration	101.5	8.2
Transportation/utility	79.7	41.5
Arts/entertainment/recreation	61.7	51.7
Agriculture	34.0	0.1
Other	119.7	16.7

Total commercial and industrial (1)	2,973.3	1,618.9

People’s Capital and Leasing Corp.:
Printing	388.8	340.8
Transportation/utility	304.8	278.8
General manufacturing	153.0	143.7
Retail sales	119.2	95.5
Packaging	84.9	77.0
Service	23.8	25.8
Wholesale distribution	14.3	13.2
Health services	12.2	6.7

Total PCLC (1)	1,101.0	981.5

Residential mortgage:
Adjustable rate	2,966.7	3,123.8
Fixed rate	295.6	89.1

Total residential mortgage	3,262.3	3,212.9

Consumer:
Home equity credit lines	1,499.7	938.5
Second mortgages	338.2	285.9
Indirect auto	223.1	—
Other	61.1	26.4

Total consumer	2,122.1	1,250.8

Total loans	$14,330.6	$8,949.7

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at September 30, 2008 and December 31, 2007 included loans held for sale (substantially all to be sold servicing released) of $10.9 million and $22.2 million, respectively, which approximate fair value.

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

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, and (ii) net unrealized gains or losses on securities available for sale and derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the nine months ended September 30, 2008 and 2007 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s period-end stockholders’ equity on an after-tax basis, are as follows:

(in millions)	September 30, 2008	December 31, 2007
Net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans	$(28.5)	$(27.3)
SFAS No. 158 effect of changing pension plan measurement date	1.0	—
Net unrealized gain on derivatives accounted for as cash flow hedges	11.6	8.6
Net unrealized gain on securities available for sale	—	0.1

Total accumulated other comprehensive loss	$(15.9)	$(18.6)

The decrease in total accumulated other comprehensive loss from December 31, 2007 consisted of an after-tax increase in the net unrealized gain on derivatives accounted for as cash flow hedges ($3.0 million) and the effect of changing the pension plan measurement date in accordance with the transition provisions of SFAS No. 158 ($1.0 million), partially offset by an increase in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans ($1.2 million) and an after-tax decrease in the net unrealized gain on securities available for sale ($0.1 million). Other comprehensive income, which is presented net of tax and excluding the SFAS No. 158 transition adjustment, totaled $1.7 million for the nine months ended September 30, 2008.

NOTE 7. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Income from continuing operations	$46.0	$57.3	$104.1	$103.5
Income from discontinued operations	—	0.3	—	1.2

Net income	$46.0	$57.6	$104.1	$104.7

Average common shares outstanding for basic EPS	329.7	289.7	328.8	292.7
Effect of dilutive stock options and unvested stock awards	1.6	1.1	1.4	1.4

Average common and common-equivalent shares for diluted EPS	331.3	290.8	330.2	294.1

Basic EPS:
Income from continuing operations	$0.14	$0.20	$0.32	$0.36
Income from discontinued operations	—	—	—	—
Net income	0.14	0.20	0.32	0.36

Diluted EPS:
Income from continuing operations	$0.14	$0.20	$0.32	$0.36
Income from discontinued operations	—	—	—	—
Net income	0.14	0.20	0.32	0.36

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive stock options and unvested stock awards excluded from the calculation of diluted EPS totaled 9.3 million for both the three and nine months ended September 30, 2008, and 0.3 million for both the three and nine months ended September 30, 2007.

NOTE 8. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.26 billion at September 30, 2008 and $101.5 million at December 31, 2007. Goodwill resulting from the Chittenden acquisition totaled $1.16 billion (see Note 3).

People’s United Financial’s other acquisition-related intangible assets totaled $279.6 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively. Other acquisition-related intangible assets recorded in connection with the Chittenden acquisition totaled $292.9 million at January 1, 2008 (see Note 3). Amortization expense of other acquisition-related intangible assets, which is included in non-interest expense in the Consolidated Statements of Income, totaled $15.8 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively, and $5.3 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2008 and each of the next five years is as follows: $20.9 million in 2008; $20.3 million in 2009; $18.5 million in 2010; $16.8 million in 2011; $15.6 million in 2012; and $14.9 million in 2013.

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

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 37 for segment information for the three and nine months ended September 30, 2008 and 2007.

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

FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued in October 2008 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate how an entity, such as People’s United Financial, would determine fair value when the market for a financial asset is not active. FSP 157-3 does not change the fair value measurement objective of SFAS No. 157, as described below, and is effective for relevant fair value measurements as of September 30, 2008. FSP 157-3 did not affect the company’s fair value measurements under SFAS No. 157.

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

•

Level 3 – Valuation techniques that require unobservable inputs which are supported by little or no market activity and that are significant to the fair value measurement of the asset or liability (e.g. pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

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

Loans

Loans Held for Sale – Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United Financial uses observable secondary market data, including pricing on recent closed market transactions for portfolios with similar characteristics, to value such loans. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used and such loans are included in Level 3. As of September 30, 2008, residential mortgage loans held for sale totaling $10.9 million were recorded in the Consolidated Statement of Condition. No fair value adjustments were recorded for residential mortgage loans classified as held for sale for the nine months ended September 30, 2008.

Impaired Loans – In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. If the measure is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. As of September 30, 2008, loans deemed to be impaired under SFAS No. 114 and subject to fair value measurement under SFAS No. 157 totaled $7.7 million. Related impairment charges totaled $0.1 million for the nine months ended September 30, 2008.

Mortgage Servicing Rights

Mortgage servicing rights are evaluated regularly for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. This model incorporates certain assumptions that market participants would likely use in estimating future net servicing income, such as interest rates, prepayment speeds and the cost to service (including delinquency and foreclosure costs), all of which require a degree of management judgment. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and, when applicable, are classified as Level 3 assets. As of September 30, 2008, mortgage servicing rights totaling $13.1 million were recorded in the Consolidated Statement of Condition. Impairment charges related to such mortgage servicing rights totaled $0.1 million for the nine months ended September 30, 2008.

The following table summarizes People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Fair Value Measurements Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$33.3	$—	$—	$33.3
Securities available for sale	361.5	32.0	—	393.5
Interest rate floors	—	23.8	—	23.8
Interest rate swaps	—	0.5	—	0.5
Foreign currency forwards	—	0.3	—	0.3

Total assets at fair value	$394.8	$56.6	$—	$451.4

Liabilities:
Interest rate swaps	$—	$0.7	$—	$0.7

Total liabilities at fair value	$—	$0.7	$—	$0.7

Also effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities, at their option, to choose to report many financial instruments and certain other items at fair value. As of September 30, 2008, People’s United Financial has not elected the SFAS No. 159 fair value option for any eligible items.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires (i) qualitative disclosures about objectives and strategies for using derivatives, (ii) quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and (iii) disclosures about credit risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for interim and annual financial statements issued beginning with the first quarter of 2009.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Accordingly, such awards are treated as a separate class of common stock and included in the basic earnings per share calculation. The provisions of the FSP, including a requirement to restate prior period earnings per share data, are effective for People’s United Financial beginning January 1, 2009. The FSP is not expected to have a material impact on the company’s computation of earnings per share.

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

Recent Market Developments

In response to the unprecedented challenges currently affecting the banking system, the Federal government has recently announced several programs designed to address a variety of issues facing the financial sector.

Emergency Economic Stabilization Act of 2008

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA, which is intended to stabilize and provide liquidity to the U.S. financial markets, authorized the U.S. Treasury, acting in accordance with the provisions of the Troubled Asset Relief Program (the “TARP”), to (i) purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions, and (ii) establish a program to guarantee certain assets issued by financial institutions prior to March 14, 2008. At this time, the company does not intend to sell any of its assets pursuant to the TARP or to participate in the asset guarantee program.

On October 14, 2008, the U.S. Treasury announced a plan to employ a portion of its purchasing authority, as provided for by the EESA, in making direct equity investments in qualifying banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the U.S. Treasury will utilize up to $250 billion of the $700 billion authorized by the EESA to purchase preferred stock in qualifying institutions that request such investments. The preferred stock TARP CPP contains a number of provisions, some of which could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. People’s United Bank currently exceeds all applicable regulatory capital requirements and remains well capitalized. At this time, the company does not intend to apply for equity capital under the TARP CPP. Management will continue to review clarifications of these programs, or others if announced, to determine whether participation would be beneficial to the company.

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC has proposed higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s proposed restoration plan, the premium assessment rate would be raised by seven basis points beginning on January 1, 2009. For People’s United Bank, the 2009 initial base assessment rate would be 12 basis points.

The EESA increased the FDIC deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009. In addition, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which consists of two components: temporary unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the increased $250,000 deposit insurance limit (the “Transaction Account Guarantee Program”) and a temporary guarantee of certain newly-issued unsecured debt (the “Debt Guarantee Program”). All eligible institutions will be covered under both programs for the first 30 days without incurring any costs. After the initial 30 day period, institutions participating in the Transaction Account Guarantee Program will be assessed a 10 basis point surcharge on the additional insured deposits and institutions participating in the Debt Guarantee Program will be subject to an annualized charge equal to 75 basis points. The company expects to participate in the Transaction Account Guarantee Program as it participates in all other FDIC deposit insurance programs. The company does not, at this time, intend to issue senior debt securities under the Debt Guarantee Program.

Based on the FDIC’s proposal to increase the premium assessment rate and the company’s intent to participate in the Transaction Account Guarantee Program, the company’s cost of deposit insurance is expected to increase in 2009. The actual amount of the increase will be dependent on several factors, including: (i) deposit levels; (ii) the company’s risk profile (which, at this time, is not expected to change significantly); and (iii) whether the FDIC’s restoration plan is adopted as proposed.

The actions described above, together with additional actions announced by the U.S. Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact the EESA, the TARP, the TARP CPP, or other liquidity and funding programs of the U.S. Treasury and bank regulatory agencies, whether previously announced or initiated in the future, will have on the capital markets and the financial services industry. The extreme levels of market volatility and limited credit availability currently being experienced could continue to adversely affect the U.S. banking industry and the broader U.S. and global economies for the foreseeable future, which will have an effect on all financial institutions, including People’s United Financial.

Selected Consolidated Financial Data

People’s United Financial acquired Chittenden Corporation on January 1, 2008. The acquisition was accounted for using the purchase method of accounting. Accordingly, financial data for periods prior to the acquisition date do not include Chittenden Corporation.

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Operating Data:
Net interest income	$159.8	$157.0	$134.3	$483.1	$361.6
Provision for loan losses (1)	6.8	2.4	2.5	17.5	5.1
Non-interest income	74.2	73.4	50.2	229.9	139.3
Non-interest expense (2)	158.7	162.9	95.5	540.8	339.3
Income from continuing operations	46.0	43.0	57.3	104.1	103.5
Income from discontinued operations	—	—	0.3	—	1.2
Net income	46.0	43.0	57.6	104.1	104.7

Selected Statistical Data:
Net interest margin (3)	3.71%	3.56%	4.28%	3.65%	4.16%
Return on average assets (3)	0.92	0.84	1.70	0.68	1.12
Return on average tangible assets (3)	0.99	0.91	1.72	0.73	1.12
Return on average stockholders’ equity (3)	3.5	3.3	5.1	2.7	4.2
Return on average tangible stockholders’ equity (3)	5.0	4.7	5.2	3.8	4.4
Efficiency ratio	64.9	66.3	52.8	65.4	55.7

Per Common Share Data:
Basic and diluted earnings per share	$0.14	$0.13	$0.20	$0.32	$0.36
Dividends paid per share	0.15	0.15	0.13	0.43	0.38
Dividend payout ratio	108.7%	116.1%	67.2%	138.6%	88.7%
Book value (end of period)	$15.65	$15.63	$15.59	$15.65	$15.60
Tangible book value (end of period)	11.06	11.00	15.23	11.06	15.24
Stock price:
High	21.76	18.52	18.62	21.76	22.81
Low	13.92	15.52	14.78	13.92	14.78
Close (end of period)	19.25	15.60	17.28	19.25	17.28

(1)	Includes a $4.5 million provision for the nine months ended September 30, 2008 to align allowance for loan losses methodologies across the combined organization following the acquisition of Chittenden Corporation.
(2)	Includes merger-related expenses of $36.5 million and other one-time charges of $12.7 million for the nine months ended September 30, 2008, and a $60.0 million contribution to The People’s United Community Foundation for the nine months ended September 30, 2007.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007
Financial Condition Data:
Total assets	$20,042	$20,392	$21,107	$13,555	$13,551
Loans	14,331	14,366	14,492	8,950	8,936
Short-term investments (1)	2,534	2,265	2,756	3,516	3,550
Securities	428	866	976	61	66
Allowance for loan losses	155	152	152	73	74
Goodwill and other acquisition-related intangibles	1,537	1,541	1,536	104	104
Deposits	14,152	14,532	15,160	8,881	8,782
Borrowings	152	144	148	—	—
Subordinated notes	180	180	180	65	65
Stockholders’ equity	5,239	5,211	5,219	4,445	4,534
Non-performing assets	91	86	67	26	26
Net loan charge-offs	4.0	2.4	2.8	3.7	1.5

Average Balances:
Loans	$14,310	$14,425	$14,537	$8,869	$8,935
Short-term investments (1)	2,325	2,433	2,666	3,551	3,536
Securities	715	907	1,020	64	69
Total earning assets	17,350	17,765	18,223	12,484	12,540
Total assets	20,057	20,492	20,893	13,446	13,516
Deposits	14,193	14,613	14,952	8,753	8,781
Total funding liabilities	14,520	14,939	15,296	8,818	8,846
Stockholders’ equity	5,204	5,202	5,214	4,439	4,507

Ratios:
Net loan charge-offs to average loans (annualized)	0.11%	0.07%	0.08%	0.17%	0.07%
Non-performing assets to total loans, real estate owned and repossessed assets	0.64	0.60	0.46	0.29	0.29
Allowance for loan losses to non-performing loans	181.6	182.6	244.3	357.8	318.2
Allowance for loan losses to total loans	1.08	1.06	1.05	0.81	0.82
Average stockholders’ equity to average total assets	25.9	25.4	25.0	33.0	33.3
Stockholders’ equity to total assets	26.1	25.6	24.7	32.8	33.5
Tangible stockholders’ equity to tangible assets	20.0	19.5	18.8	32.3	32.9
Total risk-based capital (2)	16.2	17.8	24.7	33.4	35.3

(1)	Includes securities purchased under agreements to resell.
(2)	Capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

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

Management uses the efficiency ratio to monitor its operating efficiency compared to its peers. The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and fair value adjustments, losses on real estate assets and nonrecurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be nonrecurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years. Management considers the efficiency ratio to be more representative of People’s United Financial’s ongoing operating efficiency, as the excluded items are generally related to external market conditions and non-routine transactions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Total non-interest expense	$158.7	$162.9	$95.5	$540.8	$339.3
Less:
Contribution to The People’s United Community Foundation	—	—	—	—	60.0
Amortization of other acquisition-related intangibles	5.3	5.3	0.3	15.8	0.8
Merger-related expenses	—	—	—	36.5	—
Other one-time charges (credits)	(2.1)	—	—	12.7	—
REO expense	0.3	0.4	—	2.1	—
Fair value adjustments	0.8	0.8	—	2.4	—
Other	(0.6)	0.7	0.1	1.0	0.3

Total	$155.0	$155.7	$95.1	$470.3	$278.2

Net interest income (1)	$160.8	$157.9	$134.3	$486.0	$361.6
Total non-interest income	74.2	73.4	50.2	229.9	139.3
Add:
Fair value adjustments	2.6	2.6	—	7.8	—
BOLI FTE adjustment (1)	1.1	0.9	1.3	3.6	4.0
Net security losses	0.2	0.2	—	—	—
Less:
Net security gains	—	—	5.5	8.1	5.5
Other	0.2	—	—	0.2	—

Total	$238.7	$235.0	$180.3	$719.0	$499.4

Efficiency ratio	64.9%	66.3%	52.8%	65.4%	55.7%

(1)	Fully taxable equivalent.

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

In July 2008, the Board of Directors of People’s United Financial and the Board of Directors of People’s United Bank approved a plan to consolidate the Subsidiary Banks with and into People’s United Bank. The consolidation of the Subsidiary Banks, which received regulatory approval on October 29, 2008, is expected to occur on January 1, 2009.

The acquisition was accounted for using the purchase method of accounting and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. Financial data for periods prior to the acquisition date do not include the results of Chittenden. See Note 3 to the Consolidated Financial Statements for a further discussion of the acquisition.

Financial Overview

People’s United Financial reported net income of $46.0 million, or $0.14 per diluted share, for the three months ended September 30, 2008, compared to $43.0 million, or $0.13 per diluted share, for the three months ended June 30, 2008, and $57.6 million, or $0.20 per diluted share, in the year-ago third quarter. Earnings for the second and third quarters of 2008 reflect relatively low levels of loan loss provisions and further benefit from the previously announced cost-reduction initiatives. For the nine months ended September 30, 2008 and 2007, net income totaled $104.1 million, or $0.32 per diluted share, compared to $104.7 million, or $0.36 per diluted share, respectively. People’s United Financial completed its acquisition of Chittenden Corporation on January 1, 2008, which was accounted for as a purchase. Accordingly, People’s United Financial’s results for the three and nine months ended September 30, 2007 do not include the results of Chittenden Corporation.

Net interest income increased $25.5 million from the year-ago quarter while the net interest margin declined 57 basis points to 3.71%. The lower net interest margin reflects the recent interest rate cuts by the Federal Reserve Bank and the company’s significant excess capital position, which has been temporarily invested in low-yielding short-term investments. Compared to the third quarter of 2007, average earning assets increased $4.8 billion, reflecting increases of $5.4 billion in average loans and $0.6 billion in average securities, partially offset by a decrease of $1.2 billion in average short-term investments. Average funding liabilities increased $5.7 billion compared to the third quarter of 2007, primarily reflecting a $5.4 billion increase in average total deposits. The net interest margin increased 15 basis points compared to the second quarter of 2008.

Compared to the year-ago quarter, total non-interest income increased $24.0 million and total non-interest expense increased $63.2 million. The efficiency ratio was 64.9% in the third quarter of 2008 compared to 52.8% in the year-ago period.

The provision for loan losses in the third quarter of 2008 was $6.8 million compared to $2.5 million in the year-ago period. The provision for loan losses in the third quarter of 2008 reflected net loan charge-offs of $4.0 million and a $2.8 million increase in the allowance for loan losses. The provision for loan losses in the third quarter of 2007 reflected net loan charge-offs of $1.5 million and a $1.0 million increase in the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.08% at September 30, 2008 compared to 0.82% at September 30, 2007. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.11% in the third quarter of 2008 compared to 0.07% in the year-ago quarter.

People’s United Financial’s total stockholders’ equity was $5.2 billion at September 30, 2008, a $793 million increase from December 31, 2007. As a percentage of total assets, stockholders’ equity was 26.1% at September 30, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 20.0% at September 30, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s total risk-based capital ratio was 16.2% at September 30, 2008 compared to 33.4% at December 31, 2007 (see Regulatory Capital Requirements).

Business Segment Results

As a result of the Chittenden acquisition, People’s United Financial’s business segments have been realigned to correspond with its three core businesses. Prior period segment results have been restated to conform to the current presentation. Goodwill and other acquisition-related intangibles recorded in connection with the Chittenden acquisition will be reported for the company’s business segments, reflecting the aforementioned segment realignment, as part of the segment disclosures in the December 31, 2008 annual consolidated financial statements. Such amounts, including the related amortization, as appropriate, are included in “Other” for purposes of the interim disclosures provided herein.

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

Business Segment Performance Summary

Three months ended Sept. 30, 2008 (in millions)	Commercial Banking	Retail Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$65.8	$96.9	$1.1	$163.8	$(42.8)	$38.8	$159.8
Provision for loan losses	4.7	1.3	—	6.0	—	0.8	6.8
Total non-interest income	19.0	28.7	21.8	69.5	2.2	2.5	74.2
Total non-interest expense	40.0	89.9	20.0	149.9	0.1	8.7	158.7

Income (loss) before income tax expense (benefit)	40.1	34.4	2.9	77.4	(40.7)	31.8	68.5
Income tax expense (benefit)	13.6	11.7	1.0	26.3	(14.6)	10.8	22.5

Net income (loss)	$26.5	$22.7	$1.9	$51.1	$(26.1)	$21.0	$46.0

Average assets	$8,562.5	$5,684.3	$209.1	$14,455.9	$2,325.1	$3,276.0	$20,057.0

Nine months ended Sept. 30, 2008 (in millions)	Commercial Banking	Retail Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$194.1	$299.3	$3.2	$496.6	$(117.2)	$103.7	$483.1
Provision for loan losses	13.9	4.2	—	18.1	—	(0.6)	17.5
Total non-interest income	58.0	83.1	66.3	207.4	8.4	14.1	229.9
Total non-interest expense	122.8	272.2	60.8	455.8	(0.8)	85.8	540.8

Income (loss) before income tax expense (benefit)	115.4	106.0	8.7	230.1	(108.0)	32.6	154.7
Income tax expense (benefit)	39.3	36.1	2.9	78.3	(39.2)	11.5	50.6

Net income (loss)	$76.1	$69.9	$5.8	$151.8	$(68.8)	$21.1	$104.1

Average assets	$8,465.1	$5,900.0	$192.1	$14,557.2	$3,211.8	$2,710.2	$20,479.2

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking, municipal banking and corporate trust.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net interest income	$65.8	$29.1	$194.1	$86.0
Provision for loan losses	4.7	2.6	13.9	7.7
Total non-interest income	19.0	6.2	58.0	18.2
Total non-interest expense	40.0	15.3	122.8	44.6

Income before income tax expense	40.1	17.4	115.4	51.9
Income tax expense	13.6	6.1	39.3	18.2

Income from continuing operations	$26.5	$11.3	$76.1	$33.7

Average assets	$8,562.5	$4,126.2	$8,465.1	$4,095.2
Average liabilities	2,413.4	761.7	2,402.1	752.5

Commercial Banking income from continuing operations increased $15.2 million compared to the third quarter of 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income in the third quarter of 2008 primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition. Non-interest income in the third quarter of 2008 includes $7.5 million of merchant interchange fees and $4.7 million of bank service charges. The increase in non-interest expense compared to the third quarter of 2007 reflects an increase of $16.2 million in direct and allocated support costs due to the Chittenden acquisition, as well as $5.6 million of merchant interchange expense.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition. The total average commercial banking loan portfolio increased $4.6 billion, reflecting increases of $3.1 billion in commercial real estate loans, $1.4 billion in commercial loans and $0.1 billion in PCLC loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, residential mortgage, home equity and other consumer lending, and small business lending.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net interest income	$96.9	$65.9	$299.3	$199.4
Provision for loan losses	1.3	0.9	4.2	2.7
Total non-interest income	28.7	21.8	83.1	64.3
Total non-interest expense	89.9	65.9	272.2	192.6

Income before income tax expense	34.4	20.9	106.0	68.4
Income tax expense	11.7	7.3	36.1	23.9

Income from continuing operations	$22.7	$13.6	$69.9	$44.5

Average assets	$5,684.3	$4,784.1	$5,900.0	$5,014.2
Average liabilities	11,908.1	8,132.2	12,172.3	8,272.4

Retail Banking and Small Business income from continuing operations increased $9.1 million compared to the third quarter of 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income in the third quarter of 2008 primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition, partially offset by the decline in the net spread income on deposits. Non-interest income in the third quarter of 2008 includes $25.1 million of bank service charges and $1.5 million of net gains on sales of residential mortgage loans. The increase in non-interest expense compared to the third quarter of 2007 reflects an increase of $25.4 million in direct and allocated support costs due to the Chittenden acquisition.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net interest income (loss)	$1.1	$(0.2)	$3.2	$(0.6)
Total non-interest income	21.8	14.2	66.3	42.6
Total non-interest expense	20.0	12.0	60.8	35.9

Income before income tax expense	2.9	2.0	8.7	6.1
Income tax expense	1.0	0.7	2.9	2.1

Income from continuing operations	$1.9	$1.3	$5.8	$4.0

Average assets	$209.1	$62.9	$192.1	$62.1
Average liabilities	128.1	55.6	127.1	56.3

Wealth Management income from continuing operations increased $0.6 million compared to the third quarter of 2007. The increase in net interest income in the third quarter of 2008 is primarily due to the private banking business acquired in connection with the Chittenden acquisition. Non-interest income in the third quarter of 2008 includes $8.8 million of insurance revenues and $8.0 million of investment management fees. The increase in non-interest expense compared to the third quarter of 2007 reflects an increase of $7.8 million in direct and allocated support costs due to the Chittenden acquisition.

The increases in average assets and average liabilities compared to the year-ago quarter are primarily due to the Chittenden acquisition. Assets under custody and management, which are not reported as assets of People’s United Financial, totaled $10 billion at September 30, 2008 compared to $6 billion at September 30, 2007.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net interest loss	$(42.8)	$(6.6)	$(117.2)	$(15.4)
Total non-interest income	2.2	2.5	8.4	7.6
Total non-interest expense	0.1	0.3	(0.8)	0.3

Loss before income tax benefit	(40.7)	(4.4)	(108.0)	(8.1)
Income tax benefit	(14.6)	(2.4)	(39.2)	(5.4)

Loss from continuing operations	$(26.1)	$(2.0)	$(68.8)	$(2.7)

Average assets	$2,325.1	$3,775.0	$3,211.8	$2,595.6
Average liabilities	242.3	67.3	175.6	77.1

Treasury’s loss from continuing operations in the third quarter of 2008 compared to the 2007 period reflects a $36.2 million increase in net interest loss and a $0.2 million decrease in bank-owned life insurance (“BOLI”) income.

The increase in net interest loss primarily reflects a $32.9 million increase in the funding center’s net spread loss, which is due to the acquisition of Chittenden, the 325 basis points decline in the targeted federal funds rate from September 2007 to September 2008, as well as the asset sensitive position of People’s United Financial’s balance sheet.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net interest income	$38.8	$46.1	$103.7	$92.2
Provision for loan losses	0.8	(1.0)	(0.6)	(5.3)
Total non-interest income	2.5	5.5	14.1	6.6
Total non-interest expense	8.7	2.0	85.8	65.9

Income before income tax expense	31.8	50.6	32.6	38.2
Income tax expense	10.8	17.5	11.5	14.2

Income from continuing operations	21.0	33.1	21.1	24.0

Income from discontinued operations, net of tax	—	0.3	—	1.2

Net income	$21.0	$33.4	$21.1	$25.2

Average assets	$3,276.0	$767.5	$2,710.2	$750.1
Average liabilities	160.9	(8.1)	395.3	72.6

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

In response to the significant disruptions in the capital markets caused by the sub-prime mortgage crisis and the potential for a contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate seven times since September 2007 by a total of 325 basis points, bringing the rate to 2.00% as of September 30, 2008. Subsequent interest rate cuts in October have lowered the targeted federal funds rate to 1.00%. The net interest margin increased 15 basis points from the second quarter to the third quarter of 2008, however, given the asset sensitive position of the balance sheet, including the temporary investment of the company’s significant excess capital position in low-yielding short-term investments, the net interest margin may compress slightly in the fourth quarter of 2008.

Third Quarter 2008 Compared to Third Quarter 2007

The net interest margin declined 57 basis points to 3.71% compared to the third quarter of 2007. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the temporary investment of the company’s significant excess capital in low-yielding short-term investments. Net interest income (FTE basis) increased $26.5 million, reflecting a $34.0 million increase in total interest and dividend income, partially offset by a $7.5 million increase in total interest expense.

Average earning assets totaled $17.3 billion in the third quarter of 2008, a $4.8 billion increase from the third quarter of 2007, while the asset mix continued to shift. Average loans increased $5.4 billion and average securities increased $0.6 billion, primarily as a result of the Chittenden acquisition. Average short-term investments and securities resale agreements decreased $1.2 billion, reflecting the use of approximately $1.0 billion of short-term investments to fund the Chittenden acquisition on January 1, 2008. As a result, average loans, average securities and average short-term investments comprised 82%, 4% and 14%, respectively, of average earning assets in the third quarter of 2008 compared to 71%, 1% and 28%, respectively, in the 2007 period. In the current quarter, the yield earned on the total loan portfolio was 5.75% and the yield earned on securities and short-term investments was 2.35%, compared to 6.35% and 5.29%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 39% of the loan portfolio has floating interest rates compared to approximately 30% in the year-ago quarter.

The total average commercial banking loan portfolio increased $4.6 billion, reflecting increases of $3.1 billion in commercial real estate loans, $1.4 billion in commercial loans and $0.1 billion in equipment financing loans. At September 30, 2008, the shared national credits loan portfolio totaled $679 million compared to $738 million at December 31, 2007, reflecting People’s United Financial’s decision earlier this year to unwind this portfolio in an orderly fashion over the next two to three years.

Average residential mortgage loans decreased $74 million compared to the year-ago quarter. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, average residential mortgage loans would have decreased $836 million, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans increased $825 million, including a $573 million increase in average home equity loans, primarily as a result of the Chittenden acquisition.

Average funding liabilities totaled $14.5 billion in the third quarter of 2008, a $5.7 billion increase compared to the year-ago quarter. Average deposits increased $5.4 billion primarily due to the deposits acquired in the Chittenden acquisition. Average non-interest-bearing deposits increased $1.0 billion and average interest-bearing deposits increased $4.4 billion. Average deposits comprised 98% of average funding liabilities in the third quarter of 2008 compared to 99% in the year-ago period.

The 76 basis point decrease to 1.73% from 2.49% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 81 basis points from the third quarter of 2007, reflecting decreases of 135 basis points in time deposits and 38 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 43% and 34%, respectively, of average total deposits in the third quarter of 2008 compared to 35% and 41%, respectively, in the 2007 period.

Third Quarter 2008 Compared to Second Quarter 2008

The net interest margin increased 15 basis points and net interest income (FTE basis) increased $2.9 million compared to the second quarter of 2008, primarily reflecting the benefits from disciplined loan and deposit pricing. Total interest and dividend income decreased $5.0 million, which was more than offset by a $7.9 million decrease in total interest expense.

Average earning assets decreased $416 million, reflecting decreases of $192 million in average securities, $116 million in average loans and $108 million in average short-term investments. The decrease in average loans reflects a $269 million decrease in average residential mortgage loans partially offset by increases of $73 million in average commercial banking loans and $73 million in average home equity loans. The increase in average commercial banking loans includes increases of $50 million in equipment financing loans and $38 million in commercial real estate loans, partially offset by a $15 million decrease in commercial loans.

Average funding liabilities decreased $419 million, primarily reflecting a decrease of $420 million in average deposits. During the second quarter of 2008, $234 million of trust money market deposits were placed with an outside investment manager, thereby removing certain average earning assets and average funding liabilities that were generating only marginal net interest income while at the same time adding fee income.

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007, and the nine months ended September 30, 2008 and 2007. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance, Interest and Yield/Rate Analysis (1)

	September 30, 2008			June 30, 2008			September 30, 2007
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,235.3	$12.5	2.24%	$1,663.1	$9.4	2.25%	$2,157.6	$28.6	5.30%
Securities purchased under agreements to resell	89.6	0.5	2.05	769.7	3.9	2.05	1,378.8	18.1	5.25
Securities (2)	714.9	4.8	2.72	907.3	7.4	3.25	68.8	0.9	5.55
Loans:
Commercial real estate	4,837.1	76.2	6.29	4,798.5	75.4	6.28	1,777.2	32.0	7.20
Commercial	4,035.3	56.8	5.63	4,000.5	57.1	5.71	2,471.2	42.7	6.92
Residential mortgage	3,360.5	45.4	5.40	3,629.3	48.4	5.34	3,434.7	44.6	5.20
Consumer	2,076.9	27.2	5.25	1,997.0	26.8	5.37	1,251.8	22.5	7.17

Total loans	14,309.8	205.6	5.75	14,425.3	207.7	5.76	8,934.9	141.8	6.35

Total earning assets	17,349.6	$223.4	5.15%	17,765.4	$228.4	5.14%	12,540.1	$189.4	6.04%

Other assets	2,707.4			2,726.8			975.6

Total assets	$20,057.0			$20,492.2			$13,515.7

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,137.6	$—	—%	$3,172.4	$—	—%	$2,098.2	$—	—%
Savings, interest-bearing checking and money market	6,170.7	18.2	1.18	6,219.5	19.0	1.22	3,083.1	12.0	1.56
Time	4,884.6	39.8	3.26	5,220.6	46.8	3.59	3,599.6	41.5	4.61

Total deposits	14,192.9	58.0	1.63	14,612.5	65.8	1.80	8,780.9	53.5	2.44

Borrowings:
FHLB advances	15.3	0.2	5.31	16.0	0.2	5.22	—	—	—
Repurchase agreements	113.5	0.4	1.65	110.9	0.5	1.71	—	—	—
Federal funds purchased/Other	18.0	0.2	3.79	19.5	0.2	3.93	—	—	—

Total borrowings	146.8	0.8	2.29	146.4	0.9	2.39	—	—	—

Subordinated notes	180.0	3.8	8.41	179.6	3.8	8.42	65.3	1.6	10.15

Total funding liabilities	14,519.7	$62.6	1.73%	14,938.5	$70.5	1.89%	8,846.2	$55.1	2.49%

Other liabilities	333.1			351.9			162.5

Total liabilities	14,852.8			15,290.4			9,008.7
Stockholders’ equity	5,204.2			5,201.8			4,507.0

Total liabilities and stockholders’ equity	$20,057.0			$20,492.2			$13,515.7

Excess of earning assets over funding liabilities	$2,829.9			$2,826.9			$3,693.9

Net interest income/spread (3)		$160.8	3.42%		$157.9	3.25%		$134.3	3.55%

Net interest margin			3.71%			3.56%			4.28%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $1.0 million and $0.9 million for the three months ended September 30, 2008 and June 30, 2008, respectively (none for the three months ended September 30, 2007).

Average Balance, Interest and Yield/Rate Analysis (1)

	September 30, 2008			September 30, 2007
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,059.8	$40.8	2.64%	$1,534.8	$60.7	5.27%
Securities purchased under agreements to resell	414.3	7.5	2.43	836.3	32.8	5.24
Securities (2)	880.1	22.3	3.39	70.9	3.0	5.62
Loans:
Commercial real estate	4,795.2	230.6	6.41	1,797.0	95.9	7.11
Commercial	3,979.3	174.7	5.85	2,420.4	125.3	6.90
Residential mortgage	3,630.7	146.7	5.39	3,641.7	140.7	5.15
Consumer	2,018.4	85.1	5.62	1,275.9	67.9	7.09

Total loans	14,423.6	637.1	5.89	9,135.0	429.8	6.27

Total earning assets	17,777.8	$707.7	5.31%	11,577.0	$526.3	6.06%

Other assets	2,701.4			940.2

Total assets	$20,479.2			$12,517.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,151.9	$—	—%	$2,131.6	$—	—%
Savings, interest-bearing checking and money market	6,224.1	61.9	1.33	3,249.7	36.4	1.49
Time	5,208.3	145.6	3.73	3,617.2	123.2	4.54

Total deposits	14,584.3	207.5	1.90	8,998.5	159.6	2.36

Borrowings:
FHLB advances	16.6	0.6	5.11	0.2	—	5.02
Repurchase agreements	113.5	1.7	2.00	—	—	—
Federal funds purchased/Other	20.3	0.5	3.03	4.4	0.2	5.19

Total borrowings	150.4	2.8	2.48	4.6	0.2	5.19

Subordinated notes	181.8	11.4	8.32	65.3	4.9	10.15

Total funding liabilities	14,916.5	$221.7	1.98%	9,068.4	$164.7	2.42%

Other liabilities	355.9			162.5

Total liabilities	15,272.4			9,230.9
Stockholders’ equity	5,206.8			3,286.3

Total liabilities and stockholders’ equity	$20,479.2			$12,517.2

Excess of earning assets over funding liabilities	$2,861.3			$2,508.6

Net interest income/spread (3)		$486.0	3.33%		$361.6	3.64%

Net interest margin			3.65%			4.16%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $2.9 million for the nine months ended September 30, 2008 (none for the nine months ended September 30, 2007).

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

	Three Months Ended September 30, 2008 Compared To
	September 30, 2007 Increase (Decrease)			June 30, 2008 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$1.0	$(17.1)	$(16.1)	$3.2	$(0.1)	$3.1
Securities purchased under agreements to resell	(10.7)	(6.9)	(17.6)	(3.5)	0.1	(3.4)
Securities	4.6	(0.7)	3.9	(1.4)	(1.2)	(2.6)
Loans:
Commercial real estate	48.6	(4.4)	44.2	0.6	0.2	0.8
Commercial	23.2	(9.1)	14.1	0.5	(0.8)	(0.3)
Residential mortgage	(1.0)	1.8	0.8	(3.6)	0.6	(3.0)
Consumer	12.0	(7.3)	4.7	1.1	(0.7)	0.4

Total loans	82.8	(19.0)	63.8	(1.4)	(0.7)	(2.1)

Total change in interest and dividend income	77.7	(43.7)	34.0	(3.1)	(1.9)	(5.0)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	9.7	(3.5)	6.2	(0.1)	(0.7)	(0.8)
Time	12.4	(14.1)	(1.7)	(2.9)	(4.1)	(7.0)

Total deposits	22.1	(17.6)	4.5	(3.0)	(4.8)	(7.8)

Borrowings:
FHLB advances	0.2	—	0.2	—	—	—
Repurchase agreements	0.5	(0.1)	0.4	—	(0.1)	(0.1)
Federal funds purchased/Other	0.2	—	0.2	—	—	—

Total borrowings	0.9	(0.1)	0.8	—	(0.1)	(0.1)

Subordinated notes	2.5	(0.3)	2.2	0.1	(0.1)	—

Total change in interest expense	25.5	(18.0)	7.5	(2.9)	(5.0)	(7.9)

Change in net interest income	$52.2	$(25.7)	$26.5	$(0.2)	$3.1	$2.9

Volume and Rate Analysis

	Nine Months Ended September 30, 2008 Compared To September 30, 2007 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$16.5	$(36.4)	$(19.9)
Securities purchased under agreements to resell	(12.3)	(13.0)	(25.3)
Securities	21.0	(1.7)	19.3
Loans:
Commercial real estate	145.0	(10.3)	134.7
Commercial	70.8	(21.4)	49.4
Residential mortgage	(0.4)	6.4	6.0
Consumer	33.5	(16.3)	17.2

Total loans	248.9	(41.6)	207.3

Total change in interest and dividend income	274.1	(92.7)	181.4

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	30.0	(4.5)	25.5
Time	47.3	(24.9)	22.4

Total deposits	77.3	(29.4)	47.9

Borrowings:
FHLB advances	0.6	—	0.6
Repurchase agreements	1.7	—	1.7
Federal funds purchased/Other	0.4	(0.1)	0.3

Total borrowings	2.7	(0.1)	2.6

Subordinated notes	7.4	(0.9)	6.5

Total change in interest expense	87.4	(30.4)	57.0

Change in net interest income	$186.7	$(62.3)	$124.4

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Investment management fees	$8.9	$9.5	$3.0	$27.2	$8.9
Insurance revenue	8.8	8.1	7.1	26.0	20.6
Brokerage commissions	4.1	4.2	3.2	12.8	10.3

Total wealth management income	21.8	21.8	13.3	66.0	39.8

Net security gains (losses):
Debt securities available for sale	(0.2)	—	—	1.3	—
Trading account securities	—	(0.2)	0.1	(0.1)	0.1
Equity securities available for sale	—	—	5.4	6.9	5.4

Total net security gains (losses)	(0.2)	(0.2)	5.5	8.1	5.5

Bank service charges	33.1	32.4	23.7	96.2	69.5
Merchant interchange fees	7.5	7.1	—	21.0	—
Bank-owned life insurance	2.1	1.7	2.3	6.8	7.4
Net gains on sales of residential mortgage loans	1.5	2.2	0.8	5.7	2.4
Other non-interest income	8.4	8.4	4.6	26.1	14.7

Total non-interest income	$74.2	$73.4	$50.2	$229.9	$139.3

Total non-interest income increased $24.0 million compared to the third quarter of 2007 primarily due to the effect of the Chittenden acquisition. Compared to the second quarter of 2008, non-interest income increased $0.8 million.

The $8.5 million increase in wealth management income compared to the third quarter of 2007 primarily reflects the effect of the Chittenden acquisition. Insurance revenue increased $0.7 million, or 9%, compared to the second quarter of 2008, primarily reflecting the seasonal nature of renewals.

Securities gains for the nine months ended September 30, 2008 include a $6.9 million gain related to the Visa, Inc. initial public offering and gains of $1.5 million resulting from the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates subsequent to January 1, 2008. The proceeds from the sale of the Chittenden securities were subsequently reinvested in securities with a shorter duration.

In the first quarter of 2008, People’s United Financial recorded a cash gain of $5.6 million (included in net security gains in the Consolidated Statements of Income) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its January 2008 acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million (also included in net security gains in the first quarter of 2008) representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. This gain partially offsets the $2.0 million Visa litigation reserve established by Chittenden in December 2007. See Note 4 to the Consolidated Financial Statements for a further discussion of the company’s ownership in Visa shares.

Bank service charges increased $9.4 million compared to the third quarter of 2007 primarily due to the effect of the Chittenden acquisition. Compared to the second quarter of 2008, bank service charges increased $0.7 million.

Merchant interchange fees relate to the business credit card portfolio acquired in connection with the Chittenden acquisition. Net gains on sales of residential mortgage loans increased $0.7 million compared to the third quarter of 2007.

BOLI income totaled $2.1 million ($3.2 million on a taxable-equivalent basis) in the third quarter of 2008, compared to $2.3 million ($3.6 million on a taxable-equivalent basis) in the year-ago quarter, and $1.7 million in the second quarter of 2008 ($2.6 million on a taxable-equivalent basis).

Other non-interest income increased $3.8 million compared to the third quarter of 2007 primarily due to the effect of the Chittenden acquisition.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Compensation and benefits	$85.6	$86.7	$53.1	$261.4	$159.3
Occupancy and equipment	26.1	26.1	17.3	83.8	50.0
Other non-interest expense:
Professional and outside service fees	11.9	11.8	7.4	35.2	20.3
Advertising and promotion	3.6	3.7	3.1	11.0	9.0
Stationery, printing and postage	3.1	3.2	2.0	9.8	5.7
Amortization of other acquisition-related intangibles	5.3	5.3	0.3	15.8	0.8
Merchant interchange expense	5.6	5.2	—	15.6	—
Other	17.5	20.9	12.3	71.7	34.2

Total other non-interest expense	47.0	50.1	25.1	159.1	70.0

Total	158.7	162.9	95.5	504.3	279.3
Contribution to The People’s United Community Foundation	—	—	—	—	60.0
Merger-related expenses	—	—	—	36.5	—

Total non-interest expense	$158.7	$162.9	$95.5	$540.8	$339.3

Efficiency ratio	64.9%	66.3%	52.8%	65.4%	55.7%

Total non-interest expense in the third quarter of 2008 increased $63.2 million compared to the third quarter of 2007 primarily due to the effect of the Chittenden acquisition, and decreased $4.2 million compared to the second quarter of 2008.

The efficiency ratio was 64.9% in the third quarter of 2008 compared to 52.8% in the year-ago quarter. The increase primarily reflects the decline in interest rates that negatively impacted net interest income. The improvement in the efficiency ratio compared to the second quarter of 2008 primarily reflects the slight increase in net interest income and further benefit from previously disclosed cost-saving initiatives.

Compensation and benefits increased $32.5 million compared to the year-ago quarter and decreased $1.1 million compared to the second quarter of 2008. The increase compared to the year-ago quarter primarily reflects the effect of the Chittenden acquisition, as well as normal merit increases, and $4.5 million of expense recorded in the third quarter of 2008 related to the ESOP, the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan, compared to $2.0 million of expense related to the ESOP recorded in the year-ago quarter. The decrease in compensation and benefits from the second quarter primarily reflects further benefit from previously disclosed cost-saving initiatives, lower payroll taxes, reduced levels of accruals for incentive compensation and lower health care expenses.

Occupancy and equipment increased $8.8 million compared to the year-ago quarter, primarily reflecting the effect of the Chittenden acquisition.

The increase in amortization of other acquisition-related intangibles in the third quarter of 2008 compared to the year-ago quarter reflects additional amortization of the intangible assets resulting from the Chittenden acquisition. See Notes 3 and 8 to the Consolidated Financial Statements for a further discussion of the acquisition.

Merchant interchange expense relates to the business credit card portfolio acquired in connection with the Chittenden acquisition. Other non-interest expense increased $5.2 million compared to the year-ago quarter, primarily reflecting the effect of the Chittenden acquisition. The decrease in other non-interest expense compared to the second quarter of 2008 principally reflects the refinement of certain previously established accruals.

Income Taxes

People’s United Financial’s effective income tax rate was 32.9% in the third quarter of 2008, compared to 33.8% in the third quarter of 2007 and 34.0% in the second quarter of 2008. The lower effective income tax rate in the third quarter of 2008 primarily reflects a deferred tax benefit resulting from the enactment of Massachusetts state income tax legislation that serves to lower People’s United Financial’s overall effective income tax rate in Massachusetts. People’s United Financial’s effective income tax rate for the fourth quarter of 2008 is expected to be approximately 34%.

FINANCIAL CONDITION

General

Total assets at September 30, 2008 were $20.0 billion, an increase of $6.5 billion from December 31, 2007, reflecting increases of $5.4 billion in total loans and $1.4 billion in goodwill and other acquisition-related intangibles (resulting from the Chittenden acquisition). The increase in total loans is primarily due to $5.7 billion in loans acquired in the Chittenden acquisition.

At September 30, 2008, liabilities totaled $14.8 billion, a $5.7 billion increase from December 31, 2007, reflecting a $5.3 billion increase in total deposits primarily due to $6.2 billion in deposits acquired in the Chittenden acquisition.

The increase in total loans from December 31, 2007 to September 30, 2008 reflects increases of $3.0 billion in commercial real estate loans, $1.5 billion in commercial loans and $0.9 billion in consumer loans. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $0.7 billion since December 31, 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments.

Non-performing assets totaled $91.4 million at September 30, 2008, a $65.3 million increase from year-end 2007, primarily reflecting additional non-performing assets attributable to the acquired Chittenden loan portfolio. The allowance for loan losses totaled $154.5 million at September 30, 2008 compared to $72.7 million at December 31, 2007. At September 30, 2008, the allowance for loan losses as a percent of total loans was 1.08% and as a percent of non-performing loans was 182%, compared to 0.81% and 358%, respectively, at December 31, 2007.

People’s United Financial’s total stockholders’ equity was $5.2 billion at September 30, 2008, a $793 million increase from December 31, 2007. The increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value (net of issuance costs) of approximately $770 million in connection with the Chittenden acquisition and net income of $104.1 million, partially offset by dividends paid of $144.2 million. As a percentage of total assets, stockholders’ equity was 26.1% at September 30, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 20.0% at September 30, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s leverage capital ratio, and tier 1 and total risk-based capital ratios were 12.3%, 15.0% and 16.2%, respectively, at September 30, 2008, compared to 24.1%, 32.3% and 33.4%, respectively, at December 31, 2007 (see Regulatory Capital Requirements).

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

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Balance at beginning of period	$151.7	$151.7	$72.5	$72.7	$74.0
Charge-offs	(5.0)	(3.6)	(2.0)	(12.3)	(7.4)
Recoveries	1.0	1.2	0.5	3.1	1.8

Net loan charge-offs	(4.0)	(2.4)	(1.5)	(9.2)	(5.6)
Provision for loan losses	6.8	2.4	2.5	17.5	5.1
Allowance recorded in the Chittenden acquisition	—	—	—	73.5	—

Balance at end of period	$154.5	$151.7	$73.5	$154.5	$73.5

Allowance for loan losses as a percentage of:
Total loans	1.08%	1.06%	0.82%	1.08%	0.82%
Non-performing loans	181.6	182.6	318.2	181.6	318.2

The provision for loan losses in the third quarter of 2008 reflected $4.0 million in net loan charge-offs and a $2.8 million increase in the allowance for loan losses. The provision for loan losses in the year-ago period reflected $1.5 million in net loan charge-offs and a $1.0 million increase in the allowance for loan losses.

The allowance for loan losses also reflects the allowance of $73.5 million recorded in the Chittenden acquisition with respect to loans not included in the scope of AICPA Statement of Position 03-3, which is discussed in Note 3 to the Consolidated Financial Statements. The allowance for loan losses as a percentage of total loans was 1.08% at September 30, 2008 and 0.81% at December 31, 2007.

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Commercial real estate	$1.2	$0.5	$(0.1)	$1.7	$(0.1)
Commercial	1.1	0.8	0.5	3.1	4.2
Indirect auto	0.8	0.3	—	1.5	—
Consumer	0.6	0.7	0.5	1.9	1.0
PCLC	0.2	0.1	0.6	0.7	1.1
Residential mortgage	0.1	—	—	0.3	(0.6)

Total	$4.0	$2.4	$1.5	$9.2	$5.6

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Loans (Annualized)
	Three Months Ended			Nine Months Ended
	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Indirect auto	1.41%	0.57%	—%	0.95%	—%
Consumer	0.15	0.13	0.16	0.13	0.10
Commercial	0.14	0.11	0.13	0.14	0.36
Commercial real estate	0.10	0.04	(0.02)	0.05	(0.01)
PCLC	0.09	0.06	0.26	0.10	0.17
Residential mortgage	0.01	—	—	0.01	(0.02)

Total portfolio	0.11%	0.07%	0.07%	0.09%	0.08%

Net loan charge-offs as a percentage of average total loans increased 4 basis points in the third quarter of 2008 compared to the year-ago period, reflecting a $2.5 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007
Non-accrual loans:
Commercial real estate	$29.9	$31.9	$27.8	$3.7	$3.5
Commercial	23.9	23.4	12.8	1.3	7.2
Residential mortgage	21.1	18.3	15.0	8.9	7.2
PCLC	6.9	6.4	2.7	3.1	3.0
Consumer	3.2	3.1	3.8	3.3	2.2
Indirect auto	0.1	—	—	—	—

Total non-accrual loans (1)	85.1	83.1	62.1	20.3	23.1
Real estate owned (“REO”) and repossessed assets, net	6.3	3.3	4.9	5.8	3.1

Total non-performing assets	$91.4	$86.4	$67.0	$26.1	$26.2

Non-performing loans as a percentage of total loans	0.59%	0.58%	0.43%	0.23%	0.26%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.64	0.60	0.46	0.29	0.29
Stockholders’ equity and allowance for loan losses	1.70	1.61	1.25	0.58	0.57

(1)	Reported net of government guarantees totaling $6.4 million at September 30, 2008, $6.6 million at June 30, 2008 and $5.0 million at March 31, 2008 (none for prior periods).

A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. However, a loan may be placed on non-accrual status earlier if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing totaled $5.5 million at September 30, 2008, $3.2 million at June 30, 2008 and $3.8 million at March 31, 2008 (none for prior periods).

Total non-performing assets increased $65.3 million from December 31, 2007 and were 0.64% of total loans, REO and repossessed assets at September 30, 2008. The increase in non-performing assets from December 31, 2007 primarily reflects additional non-performing assets attributable to the acquired Chittenden loan portfolio, and includes increases in non-performing commercial real estate loans of $26.2 million, non-performing commercial loans of $22.6 million, non-performing residential mortgage loans of $12.2 million and non-performing PCLC loans of $3.8 million.

Total non-performing assets increased $5.0 million from June 30, 2008, primarily reflecting increases in REO and repossessed assets of $3.0 million and non-performing residential mortgage loans of $2.8 million.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2008, People’s United Financial’s liquid assets included $1.2 billion of short-term GSE debt securities classified as cash equivalents. People’s United Bank’s liquid assets included $1.8 billion in cash and cash equivalents (including $403 million of short-term GSE debt securities), $394 million in debt securities available for sale and $33 million in trading account securities. Securities available for sale and short-term GSE debt securities, with a combined fair value of $539 million at September 30, 2008, were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $14.2 billion at September 30, 2008 and represented 72% of total funding. Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings totaled $152 million at September 30, 2008, representing 0.8% of total funding.

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

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At September 30, 2008, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $2.6 billion, based on the level of qualifying collateral available for these borrowing sources and in addition, People’s United Bank had unsecured borrowing capacity of $1.1 billion.

At September 30, 2008, People’s United Bank had outstanding commitments to originate loans totaling $0.9 billion and approved, but unused, lines of credit extended to customers totaling $4.2 billion (including $2.5 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.2 billion at September 30, 2008, a $0.8 billion increase compared to $4.4 billion at December 31, 2007. This increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value (net of issuance costs) of approximately $770 million in connection with the Chittenden acquisition, net income of $104.1 million, and a $2.7 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2007, partially offset by dividends paid of $144.2 million. The decrease in AOCL reflects an after-tax increase in the net unrealized gains on derivatives accounted for as cash flow hedges ($3.0 million) and the effect of changing the pension plan measurement date in accordance with the provisions of SFAS No. 158 ($1.0 million), partially offset by an increase in the net actuarial loss, prior service costs and transition obligation on pension and other postretirement benefit plans ($1.2 million) and an after-tax decrease in the net unrealized gain on securities available for sale ($0.1 million). Stockholders’ equity equaled 26.1% of total assets at September 30, 2008 and 32.8% at December 31, 2007.

In April 2008, People’s United Financial’s Board of Directors approved an initial repurchase of up to 5%, or approximately 17.3 million shares, of its common stock outstanding as of April 17, 2008. The shares are expected to be purchased in the open market or in privately negotiated transactions. Share purchases will be effected at management’s discretion, depending on management’s assessment of the desirability of alternative uses for the company’s capital, the market for the company’s common stock, the company’s cash flow and capital levels, and economic conditions. The repurchase program is expected to be partially funded by dividends paid by People’s United Bank to its parent, People’s United Financial. As of September 30, 2008, no shares had been repurchased.

In October 2008, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend is payable on November 15, 2008 to shareholders of record on November 1, 2008.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 12.3% at September 30, 2008, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2008 with ratios of 12.3% and 16.2%, respectively, compared to 24.1% and 33.4%, respectively, at December 31, 2007. The decrease in these ratios from December 31, 2007 primarily reflects (i) the reduction in People’s United Bank’s regulatory capital due to the $1.4 billion in dividends that People’s United Bank has paid to its parent, People’s United Financial, through September 2008, and (ii) increases in People’s United Bank’s adjusted total assets (the denominator in the calculation of the leverage capital ratio) and its total risk-weighted assets (the denominator in the calculation of the total risk-based capital ratio), both as a result of the Chittenden acquisition. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at September 30, 2008.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2008 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At September 30, 2008, People’s United Bank’s adjusted total assets, as defined, totaled $17.5 billion and its total risk-weighted assets, as defined, totaled $14.4 billion.

As of September 30, 2008 (dollars in millions)				OTS Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,156.1	(1)	12.3%	n/a	n/a	$262.4	1.5%
Leverage (core) capital	2,156.1	(1)	12.3	$874.6	5.0%	699.7	4.0
Total risk-based capital	2,334.5	(2)	16.2	1,439.1	10.0	1,151.3	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net unrealized gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

In October 2008, People’s United Bank paid a $200 million dividend to its parent, People’s United Financial. In addition, People’s United Bank has received regulatory approval to pay an additional $200 million dividend to its parent by December 31, 2008. As such, People’s United Bank’s regulatory capital ratios are expected to decline, but will remain above the OTS’s numeric criteria for classification as a “well capitalized” institution. The consolidation of the Subsidiary Banks with and into People’s United Bank is not expected to have an impact on People’s United Bank’s regulatory capital or its regulatory capital ratios.

Market Risk Management

Market risk is the risk of loss to earnings, capital and the fair market values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Risk

For People’s United Financial, the only relevant market risk at this time is interest rate risk (“IRR”), which is the potential exposure to earnings or capital that may result from changes in interest rates. People’s United Financial manages its IRR to achieve a balance between risk, earnings volatility and capital preservation. ALCO has primary responsibility for managing People’s United Financial’s IRR. To evaluate People’s United Financial’s IRR profile, ALCO monitors economic conditions, interest rate trends, liquidity levels and capital ratios. Management also reviews assumptions periodically for projected customer and competitor behavior, in addition to the expected repricing characteristics and cash flow projections for assets, liabilities and off-balance-sheet financial instruments. Actual conditions may vary significantly from People’s United Financial’s assumptions.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning September 30, 2008. Given the interest rate environment at September 30, 2008, simulations for declines in interest rates below 150 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+150	13.82%
+100	8.98
+50	4.76
-50	(4.52)
-100	(8.10)
-150	(12.17)

While Income at Risk simulation identifies earnings exposure over a relatively short time horizon, Market Value of Equity (“MVE”) takes a long-term economic perspective when quantifying IRR, thereby identifying possible margin behavior over a longer time horizon. Base case MVE is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

Internal policy limits the exposure of a decrease in MVE resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points – 10% of base case MVE; for 200 basis points – 15% of base case MVE; and for 300 basis points – 20% of base case MVE.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s MVE, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2008, simulations for declines in interest rates below 150 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+150	0.41%
+100	0.50
+50	0.35
-50	(0.68)
-100	(1.51)
-150	(2.54)

People’s United Financial’s interest rate risk position at September 30, 2008, as set forth in the IRR and MVE tables above, reflects its significant excess capital position at that date. Management’s current position is to invest such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a decreasing rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors and interest rate swaps, as components of its IRR management. People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and risk limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval. At September 30, 2008, each of People’s United Financial’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s United Financial’s counterparty credit exposure on its outstanding derivative contracts, after considering the effect of bilateral netting arrangements, totaled $24.0 million at September 30, 2008. Derivative financial instruments are primarily used for market risk management purposes (principally interest rate risk) and to a limited extent for trading purposes, but not for speculative purposes.

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the consolidated balance sheet. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and cash collateral received. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due to the company was $1.4 million. People’s United Financial recognized a $0.9 million charge in other non-interest expense in the third quarter of 2008 to reduce this receivable to the amount currently estimated to be realizable. In light of the early termination, the company is evaluating whether to enter into a derivative contract with another counterparty as part of its ongoing IRR management strategy.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of and for the periods ended September 30, 2008 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$600.0	$6.4	$12.9
Weighted average remaining term to maturity (in months)	28	55	1
Increase in pre-tax income for the quarter	$3.3	$—	$—
Increase (decrease) in pre-tax income for the nine months	7.5	(0.1)	—
Fair value:
Recognized as an asset	23.8	—	0.3
Recognized as a liability	—	0.4	—

As of and for the periods ended September 30, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional amount at period end	$700.0	$6.7	$12.6
Weighted average remaining term to maturity (in months)	40	68	1
Decrease in pre-tax income for the quarter	$(0.9)	$—	$—
Decrease in pre-tax income for the nine months	(2.2)	—	—
Fair value:
Recognized as an asset	15.7	—	—
Recognized as a liability	—	0.3	0.5

In the third quarter of 2008, People’s United Financial began entering into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

As of and for the periods ended September 30, 2008 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional amount at period end	$35.0	$35.0
Weighted average remaining term to maturity (in months)	135	135
Increase (decrease) in pre-tax income for the quarter	$0.5	$(0.3)
Increase (decrease) in pre-tax income for the nine months	0.5	(0.3)
Fair value:
Recognized as an asset	0.5	—
Recognized as a liability	—	0.3

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 65 through 69 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2008, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2008, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition or results of operations will not be affected materially as a result of the outcome of these legal proceedings. See Note 9 to the Consolidated Financial Statements for a further discussion of legal proceedings.

Item 1A – Risk Factors

As a result of completing the Chittenden acquisition on January 1, 2008, the following risk factor has been updated from that included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2007.

People’s United Financial’s Business Is Affected by the International, National, Regional and Local Economy Generally, and the Geographic Concentration of Our Loan Portfolio and Lending Activities Makes Us Vulnerable to a Downturn in the Local Economy

Because People’s United Financial serves primarily individuals and smaller businesses located in New England and adjoining areas, the ability of its customers to repay their loans is impacted by the economic conditions in these areas. As of September 30, 2008, approximately 62% the company’s loan portfolio consisted of commercial loans. Thus, the company’s results of operations, both in terms of the origination of new loans and the potential default of existing loans, is heavily dependent upon the strength of local businesses.

In addition, a substantial portion of the company’s loans are secured by real estate located primarily in Connecticut, Vermont, Massachusetts, New Hampshire and Maine. Consequently, the ability of People’s United Financial to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in these real estate markets. These events also could have an adverse effect on the value of underlying collateral and, due to the concentration of such collateral in real estate, on the company’s financial condition.

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

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 7, 2008	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Paul D. Burner
Paul D. Burner
Senior Executive Vice President and Chief Financial Officer

Date: November 7, 2008	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications