Form 10-K
period 2008-12-31
People's United Financial, Inc.
filed 2009-03-02
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $5,409,129,071.

As of February 13, 2009, there were 348,228,185 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2008 FORM 10-K

Part I

Item 1.	Business

General

People’s United Financial, Inc. (People’s United Financial) is a savings and loan holding company and is incorporated under the state laws of Delaware. People’s United Financial was formed for the purpose of effectuating the conversion of People’s Bank and People’s Mutual Holdings from a mutual holding company structure to a stock holding company structure. On April 16, 2007, People’s United Financial, People’s Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s Bank, with People’s Bank as the surviving entity, and People’s Bank became a wholly-owned subsidiary of People’s United Financial. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used to refer to the Bank both before and after the name change. People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut.

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The acquisition was accounted for using the purchase method of accounting and accordingly, Chittenden’s asset and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. Financial data for periods prior to the acquisition date do not include the results of Chittenden. See Note 3 to the Consolidated Financial Statements for a further discussion of the acquisition.

The six former Chittenden banks, which continue to do business under their existing names as divisions of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and small business banking, and wealth management services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within New England and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s United Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-banking subsidiaries, People’s United Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. and Chittenden Securities, LLC; equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. and Chittenden Insurance Group, LLC.

This full range of financial services is delivered through a network of over 300 branches in Connecticut, Massachusetts, New Hampshire, Vermont, Maine and New York, including 79 full-service supermarket branches, 43 investment and brokerage offices, nine PCLC offices, 16 commercial banking offices and over 400 ATMs. People’s United Bank’s distribution network also includes online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses, Commercial Banking, Retail Banking and Small Business, and Wealth Management. Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking, municipal banking and corporate trust. Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity) and small business lending. Wealth Management consists of private banking, trust services, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities and Chittenden Securities, and other insurance services provided through R.C. Knox and Chittenden Insurance Group. In addition, the Treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments and wholesale funding activities.

Further discussion of People’s United Financial’s business and operations appears on pages 21 through 73.

Supervision and Regulation—People’s United Financial

Federal Holding Company Regulation

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, People’s United Financial is regulated by the Office of Thrift Supervision (the “OTS”) and subject to OTS examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over People’s United Financial and People’s United Bank. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Activities Restrictions Applicable to Savings and Loan Holding Companies. Under the Gramm-Leach-Bliley Act, the activities of all savings and loan holding companies formed after May 4, 1999, such as People’s United Financial, must be financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act. Accordingly, People’s United Financial’s activities are restricted to:

•	furnishing or performing management services for a savings institution subsidiary;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary;

•	holding or managing properties used or occupied by a savings institution subsidiary;

•	acting as trustee under a deed of trust;

•

any other activity (1) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (2) that multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities that are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the United States; and

•	portfolio investments made by an insurance company.

In addition, People’s United Financial cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including People’s United Financial, directly or indirectly, from acquiring:

•	control (as defined under the Home Owners’ Loan Act) of another savings bank (or a holding company parent) without prior OTS approval;

•

through merger, consolidation or purchase of assets, another savings bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution or holding company without prior OTS approval; or

•

control of any depository institution not insured by the Federal Deposit Insurance Corporation (the “FDIC”) (except through a merger with and into the holding company’s savings bank subsidiary that is approved by the OTS).

The Home Owners’ Loan Act prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings bank or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

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

Supervision and Regulation—People’s United Bank

General

People’s United Bank has been a federally chartered savings bank since August 18, 2006 when it converted from a Connecticut chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund. Under its charter, People’s United Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as the deposit insurer. People’s United Bank files reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval from the OTS prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on a savings bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on People’s United Bank and its operations.

People’s United Bank’s brokerage subsidiaries, People’s Securities and Chittenden Securities, are regulated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority and state securities regulators. R.C. Knox and Chittenden Insurance Group are subject to regulation by applicable state insurance regulators.

Federally Chartered Savings Bank Regulation

Activity Powers. Federal savings banks derive their lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, and the regulations of the OTS thereunder. Under these laws and regulations, federal savings banks generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

Federal savings banks may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for federal savings banks, including certain real estate equity investments and securities and insurance brokerage activities. People’s United Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the Home Owners’ Loan Act); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. The OTS granted People’s United Bank a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary.

Capital Requirements. The OTS capital regulations require federally chartered savings banks to meet three minimum capital ratios:

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile. At December 31, 2008, People’s United Bank exceeded each of its capital requirements. See “Regulatory Capital Requirements” on pages 68 and 69 for a further discussion regarding People’s United Bank’s capital requirements.

The Federal Deposit Insurance Corporation Improvement Act requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration risk and the risks of non-traditional activities. The OTS monitors the interest rate risk of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

The OTS continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value. Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this net portfolio value analysis as part of its evaluation of certain applications or notices submitted by savings banks. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding net portfolio value analysis. The OTS has not imposed any such requirements on People’s United Bank.

Safety and Soundness Standards. Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the OTS adopted regulations to require a savings bank that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act. If a savings bank fails to comply with such an order, the OTS may seek to enforce the order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators, including the OTS, are required to take certain and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which the Federal Deposit Insurance Corporation Improvement Act created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized savings bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice or is deemed to have notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and

•

the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with a capital restoration plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OTS regulations, generally, a federal savings bank is treated as well- capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2008, People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well-capitalized” institution.

Insurance Activities. Federal savings banks are generally permitted to engage in certain insurance and annuity activities through its subsidiaries. However, federal banking laws prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity from an entity affiliated with the depository institution or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. Applicable regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

Federal banking agencies, including the OTS, also require depository institutions that offer non-deposit investment products, such as certain annuity and related insurance products, to disclose to the consumer that the products are not federally insured, are not guaranteed by the institution and are subject to investment risk including possible loss of principal. These disclosure requirements apply if the institution offers the non-deposit investment products directly or through affiliates or subsidiaries.

Deposit Insurance. People’s United Bank is a member of the Deposit Insurance Fund and pays its deposit insurance assessments to the Deposit Insurance Fund.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid, and People’s United Bank has credits that will partially offset certain assessments in 2009.

Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of Deposit Insurance Fund resources. In response, the FDIC has proposed higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised by seven basis points beginning on January 1, 2009 resulting in a 2009 initial base assessment rate of 12 basis points for People’s United Bank. In addition, on February 27, 2009, the FDIC approved an additional one-time special assessment of 20 basis points on deposits. Further changes in assessment rates are anticipated later in 2009.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0114% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates. Federal savings banks are subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as adopted by the Director of the OTS. The OTS regulations regarding transactions with affiliates and insider transactions generally conform to Regulation W and Regulation O, respectively, issued by the Federal Reserve Board. Affiliated transactions provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers of the Federal savings bank.

In addition, Section 11 of the Home Owners’ Loan Act prohibits a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and prohibits a savings bank from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also includes certain specific exemptions from these prohibitions. The Federal Reserve Board and the OTS require each depository institution that is subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act to

implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

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

Privacy Standards. People’s United Bank is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require People’s United Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, People’s United Bank is required to provide its customers with the ability to “opt-out” of having People’s United Bank share their non-public personal information with unaffiliated third parties before the bank can disclose such information, subject to certain exceptions.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by the OTS regulations, any federally chartered savings bank, including People’s United Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the OTS, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. People’s United Bank has received an “outstanding” rating in its most recent Community Reinvestment Act examination performed by the FDIC and the Connecticut Department of

Banking in 2006. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the Community Reinvestment Act. People’s United Bank has no such agreements in place at this time.

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

People’s United Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the OTS.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires Federal savings banks to meet a Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. The OTS granted People’s United Bank an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter (August 18, 2006).

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

Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by Federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash out merger and other distributions charged against capital.

The OTS regulates all capital distributions by People’s United Bank directly or indirectly to its shareholder, including dividend payments. People’s United Bank must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, as is the case as of December 31, 2008, then People’s United Bank must file an application to receive the approval of the OTS for a proposed capital distribution.

People’s United Bank may not pay dividends to its shareholder if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OTS notified People’s United Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 13 to the Consolidated Financial Statements for a further discussion on capital distributions.

Liquidity. People’s United Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.

Assessments. The OTS charges assessments to recover the cost of examining Federal savings banks and their affiliates. These assessments are based on three components: (1) the size of the institution on which the basic assessment is based; (2) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (3) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

The OTS also assesses fees against savings and loan holding companies, such as People’s United Financial. The OTS semi-annual assessment for savings and loan holding companies includes a base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Branching. Under OTS branching regulations, People’s United Bank is generally authorized to open branches within or beyond the State of Connecticut if People’s United Bank (1) continues to meet the requirements of a “highly-rated” Federal savings bank, and (2) publishes public notice at least 35 days before opening a branch and no one opposes the branch. If a comment in opposition to a branch opening is filed and the OTS determines the comment to be relevant to the approval process standards, and to require action in response, the OTS may, among other things, require a branch application or elect to hold a meeting with People’s United Bank and the person who submitted the comment. OTS authority preempts any state law purporting to regulate branching by Federal savings banks.

Anti-Money Laundering and Customer Identification. People’s United Bank is subject to OTS and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including savings banks like People’s United Bank.

The USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

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

Federal Home Loan Bank System. People’s United Bank is a member of the Federal Home Loan Bank (the “FHLB”) system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All long-term advances are required to provide funds for residential home financing. The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances. People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in amount equal to 0.35% of People’s United Bank Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. People’s United Bank is in compliance with these requirements.

Federal Reserve System. Federal Reserve Board regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $9.3 million and $34.6 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction account balances in excess of $34.6 million. The first $9.3 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board.

Market Area and Competition

People’s United Financial’s primary market area is New England, with Connecticut and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2008, approximately 42% of the total loan portfolio involves customers within Connecticut. As a result of the Chittenden acquisition, approximately 33% of the total loan portfolio at December 31, 2008 represents loans to customers located in Vermont, New Hampshire and Massachusetts. Substantially all of the equipment financing activities of PCLC involve customers outside of New England. PCLC provides equipment financing for customers in 48 states. At December 31, 2008, approximately 38% of the PCLC portfolio consisted of loans to customers located in California, Texas, Florida and Illinois. People’s United Financial competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions, and a variety of other institutional lenders and securities firms.

As People’s United Financial’s predominant market, Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.6 million and a median household income of $70,814 as of June 30, 2008, ranking second in the United States and well above the U.S. median household income of $54,749, according to estimates from SNL Securities. Fairfield County, where People’s United Financial is headquartered, is the wealthiest county in Connecticut, with a June 30, 2008 median household income of $88,571 according to estimates from SNL Securities. The median household income in Vermont was $54,204 as of June 30, 2008, comparable to the national level.

The principal basis of competition for deposits is the interest rate paid for those deposits and related fees, convenient access to services through traditional and non-traditional delivery alternatives and the quality of services to customers. The principal basis of competition for loans is through the interest rates and loan fees charged and by developing relationships based on the efficiency, convenience and quality of services provided to borrowers. Further competition has been created through the rapid acceleration of commerce conducted over the Internet. This has enabled institutions, including People’s United Financial, to compete in markets outside their traditional geographic boundaries.

Personnel

As of December 31, 2008, People’s United Financial, had 4,079 full-time and 675 part-time employees.

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

People’s United Financial interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s United Financial will earn less on some of its interest-earning assets while it is still locked into paying higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, People’s United Financial might have to pay more on some of its interest-bearing liabilities while it is still locked in to receiving lower rates on some of its interest-earning assets.

People’s United Financial manages this risk using many different techniques. If it is not successful in managing this risk, People’s United Financial may be less profitable.

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. In recent years, we have benefited from consistently strong asset quality. It is unlikely that our asset quality will remain as strong as it has been for the past several years, particularly if the economy continues to deteriorate.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Financial supermarket banking initiative, pursuant to which, as of December 31, 2008, People’s United Financial has established 79 full-service Stop & Shop branches that provide customers with the convenience of seven-day-a-week banking. At December 31, 2008, 26% of People’s United Financial branches were located in Stop & Shop supermarkets.

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

We Depend on Our Executive Officers and Key Personnel to Continue the Implementation of Our Long-Term Business Strategy and Could Be Harmed by the Loss of Their Services

We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry can be intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

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

At December 31, 2008, approximately 42% of People’s United Financial’s loans by outstanding principal amount were to people and businesses located in the state of Connecticut, or involved property located in Connecticut. As a result of People’s United Financial’s acquisition of Chittenden’s $5.7 billion loan portfolio, approximately 33% of the total loan portfolio at December 31, 2008 represents loans to customers located in Vermont, New Hampshire and Massachusetts. How well we perform depends very much on the health of these economies, particularly Connecticut, and we expect that to remain true for the foreseeable future. Last year, Connecticut residents, on average, earned more than the residents of any other state in the country. Connecticut’s unemployment rate at December 31, 2008 was 7.1%, in-line with the national rate.

If the general economic situation deteriorates, or there are negative trends in the stock market, the New England economy could suffer more than the national economy. This would be especially likely in Fairfield County, Connecticut, where People’s United Financial has many of its branches and where many of its customers reside, because of the large number of Fairfield County residents who are professionals in the financial services industry.

People’s United Financial could experience losses in its real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England. Even though Connecticut (especially Fairfield County) has some of the highest housing prices in the country, property values can decrease. This has happened before (as recently as the early 1990s), and prices have been declining since the second half of 2007.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our other investments may earn less income for us than real estate loans.

During 2008 and 2007, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally with some reports indicating that the national economy is bordering on a recession. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated during 2008 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

The second half of 2007 and all of 2008 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

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

Many of People’s United Financial’s competitors have branches in the same market area as it does. Some of them are much larger than it is. The New England region, including Connecticut, which is People’s United Financial’s predominant market, and specifically Fairfield County, where People’s United Financial is headquartered, is an attractive banking market. Many locally-based banks have been acquired by large regional and national companies in the last several years. We expect this trend to continue. This means that there are not as many competitors in our market as there used to be, but the ones that are left are usually bigger and have more resources than the ones they acquired.

People’s United Financial also has competition from outside its own market area. A bank that does not have any branches in New England can still have customers here by providing banking services on-line. It costs money to set up and maintain a branch system. Banks that do not spend as much money as People’s United Financial does on branches might be more profitable than it is, even if they pay higher interest on deposits and charge lower interest on loans.

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition

The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising People’s United Financial’s business can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

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

The OTS letter dated July 3, 2006 approving, among other things, People’s United Bank’s conversion from a Connecticut savings bank to a Federal savings bank, granted People’s United Bank (1) a phase-in period of three years from the date of its conversion to a Federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary; and (2) an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter. The manner in which the OTS interprets or applies its phase-in period can also make it more expensive for us to do business, make our business less profitable and limit our strategic flexibility.

If People’s United Financial’s Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease

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

People’s United Financial maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: its historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by its independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2008, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

People’s United Financial May Fail To Successfully Complete the Integration of Chittenden’s Operations and Realize All of the Anticipated Benefits of the Acquisition.

On January 1, 2008, People’s United Financial acquired the Chittenden Corporation and its six banks. The ultimate success of the acquisition will depend, in part, on the ability of People’s United Financial to realize the anticipated benefits from combining the businesses of People’s United Financial and Chittenden. However, to realize these anticipated benefits, People’s United Financial must successfully combine the businesses of People’s United Financial and Chittenden. If People’s United Financial is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United Financial’s corporate headquarters is located at Bridgeport Center, in Bridgeport, Connecticut. The Bridgeport Center building had a net book value of $64.0 million at December 31, 2008 and People’s United Financial occupies approximately 91% of the building; all other available office space has been leased to unrelated parties. People’s United Financial delivers its financial services through a network of branches located throughout New England and Westchester County, New York. People’s United Financial’s branch network is primarily concentrated in Connecticut, where it has 160 offices (including 78 located in Stop & Shop supermarkets), with 63 located in Fairfield County. People’s United Financial also has 49 branches in Vermont, 36 branches in New Hampshire, 32 branches in Maine (including 1 located in a Stop & Shop supermarket), 20 branches in Massachusetts, and 4 branches in Westchester County. People’s United Financial owns 99 of its branches, which had an aggregate net book value of $55.4 million at December 31, 2008. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol PBCT. On February 13, 2009, the closing price of People’s United Financial, Inc. common stock was $17.09. As of that date, there were approximately 21,800 record holders of People’s United Financial, Inc. common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United Financial common stock over the last five fiscal years with (a) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”), (b) the Russell Midcap Index, and (c) the SNL Thrift Index-Assets Greater than $10 Billion (the “Large Thrift Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2003 in each of People’s United Financial’s common stock, the S & P 500 Stock Index, the Russell Midcap Index, and the Large Thrift Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United Financial is included as a component of the Russell Midcap Index. The Large Thrift Index is an index prepared by SNL Securities comprised of 9 thrift institutions (including People’s United Financial) located throughout the United States and having assets in excess of $10 billion.

People’s United Financial was added to the S&P 500 Stock Index in November 2008.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 25 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

People’s United Financial acquired Chittenden Corporation on January 1, 2008. The acquisition was accounted for using the purchase method of accounting. Accordingly, financial data for periods prior to the acquisition date do not include Chittenden Corporation.

As of and for the years ended December 31 (dollars in millions, except per share data)	2008	2007	2006	2005	2004
Operating Data:
Net interest income - FTE	$640.3	$486.6	$382.4	$370.0	$327.4
Provision for loan losses	26.2	8.0	3.4	8.6	13.3
Non-interest income	303.6	185.4	147.4	173.3	151.7
Non-interest expense (1)	706.3	439.3	346.9	344.4	479.7
Income (loss) from continuing operations	139.5	149.2	121.7	125.9	(5.6)
Income from discontinued operations (2)	—	1.5	2.3	11.2	205.3
Net income	139.5	150.7	124.0	137.1	199.7

Selected Statistical Data:
Net interest margin	3.62%	4.12%	3.87%	3.68%	3.33%
Return on average assets (3)	0.68	1.18	1.15	1.27	1.86
Return on average tangible assets (3)	0.74	1.19	1.16	1.28	1.88
Return on average stockholders’ equity (3)	2.7	4.2	9.4	11.1	17.6
Return on average tangible stockholders’ equity (3)	3.8	4.3	10.2	12.1	19.5
Efficiency ratio	66.3	56.1	61.3	62.8	69.2

Financial Condition Data:
Total assets	$20,168	$13,555	$10,687	$10,933	$10,718
Loans	14,566	8,950	9,372	8,573	7,933
Securities	1,902	61	77	1,363	2,071
Short-term investments (4)	1,139	3,516	225	57	24
Allowance for loan losses	158	73	74	75	73
Goodwill and other acquisition-related intangibles	1,536	104	105	106	110
Deposits	14,269	8,881	9,083	9,083	8,862
Borrowings	188	—	4	295	341
Subordinated notes	181	65	65	109	122
Stockholders’ equity	5,176	4,445	1,340	1,289	1,200
Non-performing assets	94	26	23	22	29

Ratios:
Net loan charge-offs to average loans	0.10%	0.10%	0.05%	0.07%	0.15%
Non-performing assets to total loans, real estate owned and repossessed assets	0.64	0.29	0.24	0.26	0.36
Allowance for loan losses to total loans	1.08	0.81	0.79	0.87	0.91
Average stockholders’ equity to average total assets	25.6	28.1	12.3	11.5	10.6
Stockholders’ equity to total assets	25.7	32.8	12.5	11.8	11.2
Tangible stockholders’ equity to tangible assets	19.5	32.3	11.7	10.9	10.3
Total risk-based capital (5)	13.4	33.4	16.1	16.4	16.7

Per Common Share Data:
Basic earnings per share	$0.42	$0.52	$0.42	$0.46	$0.68
Diluted earnings per share	0.42	0.52	0.41	0.46	0.68
Dividends paid per share (6)	0.58	0.52	0.46	0.40	0.36
Dividend payout ratio (6)	139.4%	87.0%	48.3%	38.3%	22.9%
Book value (end of period)	$15.45	$15.43	$4.49	$4.33	$4.06
Tangible book value (end of period)	10.87	15.07	4.13	3.98	3.69
Stock price:
High	21.76	22.81	21.62	16.07	14.12
Low	13.92	14.78	14.29	11.42	6.88
Close (end of period)	17.83	17.80	21.25	14.79	12.35

(1)	Includes $51.3 million of merger-related expenses and other one-time charges in 2008, the $60.0 million contribution to The People’s United Community Foundation in 2007, and liability restructuring costs of $2.7 million and $133.4 million in 2005 and 2004, respectively.
(2)	Includes after-tax gains of $6.2 million in 2005 and $198.5 million in 2004 related to the sale of the credit card business in March 2004.
(3)	Calculated based on net income for all years.
(4)	Includes securities purchased under agreements to resell.
(5)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. in 2008 and 2007. Ratios are calculated in accordance with Office of Thrift Supervision regulations for all periods since December 31, 2006 and Federal Deposit Insurance Corporation regulations for all prior periods.
(6)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; and (10) the successful completion of the integration of Chittenden Corporation.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Market Developments

In response to the unprecedented challenges currently affecting the banking system, the Federal government recently announced several programs designed to address a variety of issues facing the financial sector.

Emergency Economic Stabilization Act of 2008

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA, which is intended to stabilize and provide liquidity to the U.S. financial markets, authorized the U.S. Treasury, acting in accordance with the provisions of the Troubled Asset Relief Program (the “TARP”), to (i) purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions, and (ii) establish a program to guarantee certain assets issued by financial institutions prior to March 14, 2008. The company has decided not to sell any of its assets pursuant to the TARP or to participate in the asset guarantee program.

On October 14, 2008, the U.S. Treasury announced a plan to employ a portion of its purchasing authority, as provided for by the EESA, in making direct equity investments in qualifying banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the U.S. Treasury will utilize up to $250 billion of the $700 billion authorized by the EESA to purchase preferred stock in qualifying institutions that request such investments. The preferred stock TARP CPP contains a number of provisions, some of which could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. People’s United Bank currently exceeds all applicable regulatory capital requirements and remains well capitalized. The company did not apply for equity capital under the TARP CPP.

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC has proposed higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s proposed restoration plan, the premium assessment rate was raised by seven basis points beginning on January 1, 2009 resulting in a 2009 initial base assessment rate of 12 basis points for People’s United Bank. In addition, on February 27, 2009, the FDIC approved an additional one-time special assessment of 20 basis points on deposits. Further changes in assessment rates are anticipated later in 2009.

The EESA increased the FDIC deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009. In addition, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which consists of two components: temporary unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the increased $250,000 deposit insurance limit (the “Transaction Account Guarantee Program”) and a temporary guarantee of certain newly-issued unsecured debt (the “Debt Guarantee Program”). All eligible institutions were covered under both programs for the first 30 days without incurring any costs. After the initial 30 day period, institutions participating in the Transaction Account Guarantee Program are assessed a 10 basis point surcharge on the additional insured deposits and institutions participating in the Debt Guarantee Program are subject to an annualized charge equal to 75 basis points. The company has elected to participate in the Transaction Account Guarantee Program as it participates in all other FDIC deposit insurance programs. While People’s United Financial has retained its right to do so, the company does not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

Based on the FDIC’s proposal to increase the premium assessment rate, the special assessment announced in February 2009, and the company’s participation in the Transaction Account Guarantee Program, the company’s cost of deposit insurance is expected to increase significantly in 2009. The actual amount of the increase will be dependent on several factors, including: (i) deposit levels; (ii) the company’s risk profile; and (iii) whether the FDIC’s restoration plan is adopted as proposed or amended.

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

General

People’s United Financial, Inc. (“People’s United Financial”) is a savings and loan holding company incorporated under the state laws of Delaware and the holding company for People’s United Bank. On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion. People’s United Financial is regulated by the Office of Thrift Supervision (the “OTS”) and is subject to OTS examination, supervision and reporting requirements. People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for periods prior to March 31, 2007 is that of People’s United Bank. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used to refer to the Bank both before and after the name change.

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation, a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The six former Chittenden banks, which continue to do business under their existing names as divisions of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts.

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

People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $19.3 billion in total assets as of December 31, 2008. People’s United Bank was organized in 1842 as a mutual savings bank, converted to stock form in 1988, and in 2006 converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank. Deposits are insured up to applicable limits by the DIF of the FDIC. People’s United Bank is regulated by the OTS.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and small business banking, and wealth management services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within New England and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s United Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-banking subsidiaries, People’s United Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. and Chittenden Securities, LLC; equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. and Chittenden Insurance Group, LLC.

This full range of financial services is delivered through a network of over 300 branches, including 79 full-service Stop & Shop supermarket branches that provide customers with seven-day-a-week banking, 43 investment and brokerage offices, nine PCLC offices and 16 commercial banking offices. People’s United Bank’s distribution network also includes online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

PCLC maintains a sales presence in six states to support its equipment financing operations outside of New England. Within the Commercial Banking division, People’s United Bank maintains a national credits group, which has participated in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United Financial’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s United Financial’s three primary business segments that represent its core businesses, Commercial Banking, Retail Banking and Small Business, and Wealth Management, and to a lesser extent, Treasury. People’s United Financial’s results of operations are also significantly affected by the provision for loan losses and the level of non-interest expense. In addition, People’s United Financial’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, People’s United Financial is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from People’s United Financial’s current estimates, as a result of changing conditions and future events. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as the recoverability of goodwill and other intangible assets and other-than-temporary declines in the value of securities. The current economic environment has increased the degree of uncertainty inherent in these significant estimates. People’s United Financial’s significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

Management maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While management seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

The allowance for loan losses consists of amounts determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In applying SFAS No. 5, management considers the factors listed in the preceding paragraph in order to estimate a loss allowance for (i) each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis, and (ii) commercial real estate and commercial loans that are not subjected to an individual evaluation for impairment under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that People’s United Financial will be unable to collect all principal and interest due according to the contractual terms of the loan. People’s United Financial applies SFAS No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures. Under SFAS No. 114, if the measurement of an impaired loan is less than its recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

Valuation of Derivative Financial Instruments. People’s United Financial uses derivatives primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives are recognized as either assets or liabilities and are measured at fair value. Until such time that a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. People’s United Financial applies hedge accounting to its derivatives used for market risk management purposes. The hedge accounting methods depend on whether the derivative instrument is classified as a fair value hedge or a cash flow hedge. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

People’s United Financial formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United Financial also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United Financial would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge generally remain in accumulated other comprehensive income or loss and are amortized to earnings over the remaining period of the former hedging relationship.

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates and, prior to January 1, 2008, excluded the value of mortgage servicing rights. On January 1, 2008, People’s United Financial adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB No. 109”), which requires that the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments accounted for at fair value through earnings. Adoption of SAB No. 109 did not have a significant impact on the company’s Consolidated Financial Statements.

Asset Impairment Judgments

Goodwill and Other Intangible Assets. SFAS No. 141, “Business Combinations,” requires, among other things, use of the purchase method to account for all business combinations and specifies criteria that acquired intangible assets must meet in order to be recognized and reported separately from goodwill. The assets and liabilities of an acquired company are recorded at fair value at the date of acquisition. Intangible assets are recognized in an amount equal to the excess of the acquisition cost over the fair value of the tangible net assets acquired. “Other acquisition-related intangibles” are separately identified, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. Trade names recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Core deposit intangibles are amortized over 10 years on an accelerated basis that reflects the manner in which the related benefit attributable to the acquired deposits will be recognized. Customer relationship intangibles are amortized on a straight-line basis (approximating the manner in which the benefit is realized) over the estimated remaining average life of those relationships (ranging from 7 to 15 years from the respective acquisition dates). The remaining intangible asset is classified as goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses on other acquisition-related intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

Goodwill is tested for impairment at the reporting unit level. The test is performed as of an annual impairment testing date or more frequently if a triggering event indicates that impairment may have occurred. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any.

The second step (“Step 2”) involves calculating the implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles applicable to that reporting unit as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

People’s United Financial uses a present-value measurement technique (discounted cash flow analysis) to estimate the fair value of its reporting units. This analysis is based on significant assumptions and judgments including (i) future growth rates and (ii) discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

Securities. Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term as well as those held by People’s Securities and Chittenden Securities (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income. Debt securities that

People’s United Financial has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations and other asset-backed securities. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the ratings of the security; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and People’s United Financial’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio. Management believes this non-GAAP financial measure provides information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of total non-interest expense (excluding goodwill impairment charges, amortization of acquisition-related intangibles and fair value adjustments, losses on real estate assets and nonrecurring expenses) (the numerator) to net interest income on a fully taxable equivalent basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be nonrecurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

Years ended December 31 (dollars in millions)	2008	2007	2006	2005	2004
Total non-interest expense	$706.3	$439.3	$346.9	$344.4	$479.7
Less:
Merger-related expenses and other one-time charges	51.3	—	—	—	—
Contribution to The People’s United Community Foundation	—	60.0	—	—	—
Amortization of other acquisition-related intangibles	21.3	1.0	1.1	1.8	3.4
REO expense	2.5	1.0	0.3	0.1	0.3
Fair value adjustments	3.2	—	—	—	—
Severance-related charges	—	—	1.2	—	—
Goodwill impairment charge	—	—	—	2.0	—
Liability restructuring costs	—	—	—	2.7	133.4
Non-recurring compensation costs	—	—	—	—	6.7
Other	0.9	—	1.2	0.7	1.3

Total	$627.1	$377.3	$343.1	$337.1	$334.6

Net interest income (1)	$640.3	$486.6	$382.4	$370.0	$327.4
Total non-interest income	303.6	185.4	147.4	173.3	151.7
Add:
BOLI FTE adjustment (1)	4.5	5.7	4.6	1.8	—
Fair value adjustments	10.4	—	—	—	—
Net security losses	—	—	27.2	0.1	4.7
Less:
Net security gains	8.3	5.5	—	—	—
Gain on sale of assets	4.3	—	0.7	8.1	—
Other	—	—	1.3	0.3	0.1

Total	$946.2	$672.2	$559.6	$536.8	$483.7

Efficiency ratio	66.3%	56.1%	61.3%	62.8%	69.2%

(1)	Fully taxable equivalent.

Economic Environment

People’s United Financial’s results are subject to fluctuations based on economic conditions. Economic activity in the United States slowed significantly throughout 2008 and more dramatically in the second half of the year. Real gross domestic product contracted at an annual rate of 6.2% in the fourth quarter of 2008, after declining 0.5% in the third quarter. The national unemployment rate was 7.2% as of December 31, 2008, up from 4.9% at the end of 2007.

In response to a contracting U.S. economy and the significant disruptions in the capital markets primarily caused by the sub-prime mortgage crisis and its after-effects, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008.

The New England region is People’s United Financial’s primary market area, with Connecticut and Vermont having the largest concentration of People’s United Financial’s loans, deposits and branches. Connecticut is one of the most attractive markets in the United States with a total population of approximately

3.6 million and a median household income of $70,814 as of June 30, 2008, ranking second in the United States and well above the U.S. median income of $54,749, according to estimates from SNL Securities. Fairfield County, where People’s United Financial is headquartered, is the wealthiest county in Connecticut, with a June 30, 2008 median household income of $88,571 according to estimates from SNL Securities. The state’s unemployment rate increased to 7.1% as of December 31, 2008 compared to 4.8% at the end of 2007, in-line with the national rate. The Connecticut economy experienced a moderate decline in jobs in 2008, with total employment decreasing by 29,300 jobs, or approximately 1.7% from December 31, 2007 to December 31, 2008. The median household income in Vermont was $54,204 as of June 30, 2008, comparable to the national level, and the state’s unemployment rate was 6.4% at December 31, 2008, up from 3.9% at the end of 2007 but still below the national rate.

The overall outlook for the New England economy in 2009 is consistent with the rest of the United States, with the expectation that the region will experience further increases in unemployment as long as the recessionary environment continues into 2009.

Financial Overview

People’s United Financial completed its acquisition of Chittenden Corporation on January 1, 2008. The acquisition was accounted for using the purchase method of accounting. Accordingly, financial data for periods prior to the acquisition date do not include the results of Chittenden Corporation and therefore, are not directly comparable to 2008.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007. Total assets at December 31, 2008 were $20.2 billion, a $6.6 billion increase from December 31, 2007, reflecting increases of $5.6 billion in total loans and $1.4 billion in goodwill and other acquisition-related intangibles (resulting from the Chittenden acquisition). The increase in total loans is primarily due to $5.7 billion in loans acquired in the Chittenden acquisition.

The increase in total loans from December 31, 2007 to December 31, 2008 reflects increases of $3.1 billion in commercial real estate loans ($285 million of organic growth), $1.6 billion in commercial loans ($348 million of organic growth) and $1.0 billion in consumer loans ($153 million of organic growth). Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $813 million since December 31, 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments.

Non-performing assets totaled $93.7 million at December 31, 2008, a $67.6 million increase from year-end 2007, primarily reflecting additional non-performing assets attributable to the acquired Chittenden loan portfolio. The allowance for loan losses totaled $157.5 million at December 31, 2008 compared to $72.7 million at December 31, 2007. At December 31, 2008, the allowance for loan losses as a percent of total loans was 1.08% and as a percent of non-performing loans was 187%, compared to 0.81% and 358%, respectively, at December 31, 2007.

At December 31, 2008, liabilities totaled $15.0 billion, a $5.9 billion increase from December 31, 2007, reflecting a $5.4 billion increase in total deposits primarily due to $6.2 billion in deposits acquired in the Chittenden acquisition.

People’s United Financial’s total stockholders’ equity was $5.2 billion at December 31, 2008, a $730 million increase from December 31, 2007. The increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value (net of issuance costs) of approximately $770 million in connection with the

Chittenden acquisition and net income of $139.5 million, partially offset by dividends paid of $194.4 million and a $56.8 million increase in Accumulated Other Comprehensive Loss. As a percentage of total assets, stockholders’ equity was 25.7% at December 31, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 19.5% at December 31, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.0%, 12.2% and 13.4%, respectively, at December 31, 2008, compared to 24.1%, 32.3% and 33.4%, respectively, at December 31, 2007. The decrease in these ratios from December 31, 2007 primarily reflects (i) the reduction in People’s United Bank’s regulatory capital due to the $1.8 billion in dividends that People’s United Bank paid to its parent, People’s United Financial, in 2008, and (ii) increases in People’s United Bank’s adjusted total assets and its total risk-weighted assets, both as a result of the Chittenden acquisition (see Regulatory Capital Requirements).

Comparison of Financial Condition at December 31, 2007 and December 31, 2006. Total assets at December 31, 2007 were $13.6 billion, an increase of $2.9 billion, or 27%, from December 31, 2006, primarily due to a $3.3 billion increase in short-term investments, partially offset by a decrease of $422 million in total loans.

The increase in short-term investments reflects the net proceeds from the second-step conversion completed on April 16, 2007. The decrease in total loans reflects a decline of $687 million in residential mortgage loans, partially offset by an increase of $336 million in commercial banking loans. The decrease in residential mortgage loans reflects People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans due to the low spreads on such loans. The growth in commercial banking loans reflects increases of $175 million in our national credits portfolio, $112 million in loans originated by PCLC, our equipment financing subsidiary, $34 million in commercial lending, and $15 million in commercial real estate loans.

Non-performing assets totaled $26.1 million at December 31, 2007, a $3.4 million increase from December 31, 2006. Increases in non-performing commercial real estate loans of $3.5 million, real estate owned (“REO”) and repossessed assets of $5.7 million, non-performing PCLC loans of $1.0 million and non-performing residential mortgage loans of $2.2 million, were partially offset by a decrease of $10.6 million in non-performing commercial loans. The decrease in non-performing commercial loans primarily reflects the $5.9 million charge-off relating to one commercial banking loan and the subsequent transfer to real estate owned of the real estate securing the remaining loan balance. The allowance for loan losses decreased $1.3 million to $72.7 million at December 31, 2007 compared to December 31, 2006, reflecting reductions in the allowance for loan losses allocated to the consumer loan portfolios and by net reductions to the commercial banking loan portfolios. At December 31, 2007, the allowance for loan losses as a percentage of total loans was 0.81% and as a percentage of non-performing loans was 358%, compared to 0.79% and 328%, respectively, at December 31, 2006.

At December 31, 2007, liabilities totaled $9.1 billion, a $238 million decrease from December 31, 2006, primarily due to a $202 million reduction in total deposits, reflecting People’s United Financial’s strategy to fund loan growth with proceeds from maturities, sales and repayments of securities rather than deposits.

People’s United Financial’s total stockholders’ equity was $4.4 billion at December 31, 2007, a $3.1 billion increase from December 31, 2006, reflecting the net proceeds of $3.3 billion from the second-step conversion and net income of $150.7 million, partially offset by the purchases of People’s United Financial common stock for the Employee Stock Ownership Plan (the “ESOP”) of $216.8 million and the 2007 Recognition and Retention Plan of $127.1 million, and dividends paid of $131.1 million. As a percentage of total assets, stockholders’ equity was 32.8% at December 31, 2007 compared to 12.5% at December 31, 2006.

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

Comparison of Results of Operations for the Year Ended December 31, 2008 and December 31, 2007. People’s United Financial reported net income of $139.5 million, or $0.42 per diluted share, for the year ended December 31, 2008, compared to $150.7 million, or $0.52 per diluted share, for the year-ago period. Included in the 2008 results are merger-related expenses of $41.0 million, other one-time charges totaling $14.8 million and a $6.9 million gain related to the Visa, Inc. initial public offering (“IPO”). The net impact of these items reduced 2008 net income by $33.2 million, or $0.10 per diluted share. Results for 2007 included the $60.0 million contribution to The People’s United Community Foundation, which had the effect of reducing net income in 2007 by $39.6 million, or $0.13 per diluted share. Excluding the effect of these items from the respective year’s results, earnings would have been $172.7 million, or $0.52 per diluted share, in 2008, compared to $190.3 million, or $0.65 per diluted share, in 2007.

In 2008, People’s United Financial’s return on average tangible assets was 0.74% and return on average tangible stockholders’ equity was 3.8%, compared to 1.19% and 4.3%, respectively, in 2007.

Net interest income increased $149.8 million from 2007 while the net interest margin declined 50 basis points to 3.62%. The lower net interest margin reflects the interest rate cuts initiated by the Federal Reserve Bank in 2008 and 2007, and the company’s asset sensitive balance sheet, including its significant excess capital position, which for most of 2008 was temporarily invested in low-yielding short-term investments.

Average earning assets increased $5.9 billion, compared to 2007, reflecting increases of $5.3 billion in average loans and $1.0 billion in average securities, partially offset by a decrease of $0.4 billion in average short-term investments. Average funding liabilities increased $5.8 billion compared to 2007, primarily reflecting a $5.5 billion increase in average deposits.

Compared to 2007, total non-interest income increased $118 million and total non-interest expense increased $267 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 66.3% in 2008 compared to 56.1% in 2007.

The provision for loan losses was $26.2 million compared to $8.0 million in 2007. The provision for loan losses in 2008 reflects net loan charge-offs of $14.9 million and an $11.3 million increase in the allowance for loan losses, including a $4.5 million increase resulting from the alignment of the former Chittenden allowance for loan losses methodology with that of People’s United Financial. The provision for loan losses in 2007 reflects net loan charge-offs of $9.3 million, partially offset by a $1.3 million reduction in the allowance for loan losses. Net loan charge-offs as a percentage of average loans equaled 0.10% in both 2008 and 2007.

Comparison of Results of Operations for the Year Ended December 31, 2007 and December 31, 2006. People’s United Financial reported net income in 2007 of $150.7 million, or $0.52 per diluted share, compared to $124.0 million, or $0.41 per diluted share, in 2006. Income from continuing operations totaled $149.2 million, or $0.52 per diluted share, for the year ended December 31, 2007, compared to $121.7 million, or $0.40 per diluted share, for the year-ago period.

Results for 2007 include the $60.0 million contribution to The People’s United Community Foundation (included in non-interest expense), which had the effect of reducing net income by $39.6 million, or $0.13 per diluted share.

Results for 2006 include net security losses totaling $27.4 million from the sale of $1.1 billion of debt securities in 2006. Results for 2006 also include a $2.4 million income tax benefit related to certain prior-year tax matters. The net impact of these items reduced 2006 net income by $15.8 million, or $0.11 per diluted share.

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

Total non-interest income increased $38 million compared to 2006. Included in total non-interest income are net security gains of $5.5 million in 2007 and net security losses of $23.2 million in 2006. Total non-interest expense in 2007 increased $32.4 million, or 9%, compared to 2006, excluding the $60.0 million contribution to The People’s United Community Foundation. The efficiency ratio improved to 56.1% from 61.3%.

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

Business Segment Results

As a result of the Chittenden acquisition, Peoples’ United Financial’s business segments have been realigned to correspond with its three core businesses. All prior years’ business segment results have been restated to conform to the current presentation.

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

Business Segment Performance Summary
	Net Income
Years ended December 31 (in millions)	2008	2007	2006
Commercial Banking	$98.1	$45.2	$46.8
Retail Banking and Small Business	97.8	55.4	78.0
Wealth Management	3.4	4.2	3.4

Total segments	199.3	104.8	128.2
Treasury	(99.9)	(8.6)	(26.0)
Other	40.1	54.5	21.8

Total Consolidated	$139.5	$150.7	$124.0

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment.

People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets and total average liabilities are reported for each business segment due to management’s reliance, in part, on such average balances for purposes of assessing business segment performance. For a more detailed description of the estimates and allocations used to measure business segment performance, see Note 22 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking, municipal banking and corporate trust.

Years ended December 31 (in millions)	2008	2007	2006
Net interest income	$266.1	$115.9	$112.9
Provision for loan losses	18.7	10.3	9.7
Total non-interest income	76.4	25.9	21.2
Total non-interest expense	175.3	61.9	52.4

Income before income tax expense	148.5	69.6	72.0
Income tax expense	50.4	24.4	25.2

Income from continuing operations	$98.1	$45.2	$46.8

Total average assets	$9,289.7	$4,151.0	$3,804.6
Total average liabilities	2,416.3	757.3	931.6

Commercial Banking income from continuing operations increased $52.9 million in 2008 compared to 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income in 2008 primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition. Total non-interest income in 2008 includes $27.6 million of merchant services income and $21.2 million of bank service charges, and reflects a $2.8 million increase in rental income resulting from the higher level of equipment leased to PCLC customers. The increase in total non-interest expense compared to 2007 reflects an increase of $68.5 million in direct and allocated support costs primarily due to the Chittenden acquisition, as well as $23.9 million of merchant services expense, and $8.9 million in amortization expense, reflecting additional amortization of the intangible assets resulting from the Chittenden acquisition.

The increases in total average assets and total average liabilities compared to 2007 are primarily due to the Chittenden acquisition. The total average commercial banking loan portfolio increased $4.6 billion in 2008, reflecting increases of $3.0 billion in commercial real estate loans (including organic growth of $209 million), $1.5 billion in commercial loans (including organic growth of $100 million) and $0.1 billion in PCLC loans.

Commercial Banking income from continuing operations declined $1.6 million in 2007 compared to 2006, reflecting an increase in total non-interest expense, partially offset by increases in net interest income and total non-interest income. Net interest income increased $3.0 million in 2007, reflecting a $346 million, or 9%, increase in average assets, partially offset by narrower net spreads and a decline in commercial non-interest-bearing deposits. The increase in total non-interest income compared to 2006 primarily reflects a $3.8 million increase in rental income on leased equipment. The $9.5 million, or 18%, increase in total non-interest expense in 2007 reflects increases in direct expenses due to continued growth in Commercial Banking and a $2.8 million increase in amortization expense for leased equipment, as well as allocated expenses primarily related to costs associated with ongoing infrastructure upgrades. The increase in total average assets compared to 2006 reflects increases of $210 million, or 30%, in PCLC loans, $96 million, or 7%, in commercial loans and $42 million, or 2%, in commercial real estate loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity) and small business lending.

Years ended December 31 (in millions)	2008	2007	2006
Net interest income	$398.2	$264.4	$274.5
Provision for loan losses	5.5	3.6	3.8
Total non-interest income	123.7	85.9	87.0
Total non-interest expense	368.3	261.5	237.7

Income before income tax expense	148.1	85.2	120.0
Income tax expense	50.3	29.8	42.0

Income from continuing operations	$97.8	$55.4	$78.0

Total average assets	$6,501.0	$4,978.7	$5,193.2
Total average liabilities	12,078.0	8,219.3	8,219.7

Retail Banking and Small Business income from continuing operations increased $42.4 million in 2008 compared to 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income in 2008 primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition, partially offset by the decline in the net spread income on deposits. Total non-interest income in 2008 includes $109.2 million of bank service charges, $6.5 million of net gains on sales of residential mortgage loans and a $2.6 million gain on sale of mortgage servicing rights. The increase in total non-interest expense compared to 2007 reflects an increase of $99.4 million in direct and allocated support costs primarily due to the Chittenden acquisition, and $8.2 million in amortization expense, reflecting additional amortization of the intangible assets resulting from the Chittenden acquisition.

The increases in total average assets and total average liabilities compared to 2007 are primarily due to the Chittenden acquisition. Average residential mortgage loans decreased $30 million compared to 2007. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, average residential mortgage loans would have decreased $803 million, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans. Average consumer loans increased $790 million, including a $541 million increase in average home equity loans, primarily as a result of the Chittenden acquisition.

Retail Banking and Small Business income from continuing operations decreased $22.6 million in 2007 compared to 2006, reflecting an increase in total non-interest expense and a decline in net interest income. The decrease in net interest income in 2007 reflects a reduction in residential mortgage loan net spread interest income, and a shift from wider net spread deposits to time deposits with narrower net spreads, partially offset by the widening net spreads on money market accounts. In 2007, total assets decreased $215 million, or 4%, including decreases of $208 million, or 6%, in average residential mortgage loans and $9 million, or 1%, in average home equity loans. The decrease in average residential mortgage loans reflects People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. The increase in non-interest expense in 2007 reflects increases in allocated expenses primarily due to the costs associated with infrastructure upgrades relating to deposit gathering activities.

Wealth Management consists of private banking, trust services, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities and Chittenden Securities, and other insurance services provided through R.C. Knox and Chittenden Insurance Group.

Years ended December 31 (in millions)	2008	2007	2006
Net interest income (loss)	$4.4	$(0.9)	$(0.5)
Provision for loan losses	0.1	—	—
Total non-interest income	86.5	56.3	55.1
Total non-interest expense	85.8	49.1	49.4

Income before income tax expense	5.0	6.3	5.2
Income tax expense	1.6	2.1	1.8

Income from continuing operations	$3.4	$4.2	$3.4

Total average assets	$294.3	$79.7	$81.0
Total average liabilities	125.9	55.7	63.7

Wealth Management income from continuing operations decreased $0.8 million compared to 2007. The increase in net interest income in 2008 is primarily due to the private banking business acquired in connection with the Chittenden acquisition. Total non-interest income in 2008 includes $33.5 million of insurance revenue and $33.3 million of investment management fees. The increase in total non-interest expense compared to 2007 reflects increases of $33.4 million in direct and allocated support costs primarily due to the Chittenden acquisition, and $4.2 million in amortization expense, reflecting additional amortization of the intangible assets resulting from the Chittenden acquisition. The increases in total average assets and total average liabilities compared to 2007 are primarily due to the Chittenden acquisition.

Assets under custody and management, which are not reported as assets of People’s United Financial, totaled $10 billion at December 31, 2008.

Wealth Management income from continuing operations increased $0.8 million in 2007 compared to 2006. The increase in total non-interest income reflects increases in investment management fees and brokerage commissions, partially offset by a decrease in insurance revenue.

Treasury encompasses the securities portfolio, short-term investments, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes. The income or loss for the funding center represents the interest rate risk component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each business segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the treasury group.

Years ended December 31 (in millions)	2008	2007	2006
Net interest loss	$(166.9)	$(29.8)	$(26.2)
Total non-interest income	10.4	10.6	(18.2)
Total non-interest expense	(0.7)	(0.3)	0.5

Loss before income tax benefit	(155.8)	(18.9)	(44.9)
Income tax benefit	(55.9)	(10.3)	(18.9)

Loss from continuing operations	$(99.9)	$(8.6)	$(26.0)

Total average assets	$3,022.4	$2,890.6	$1,066.4
Total average liabilities	181.7	74.4	196.2

Treasury’s loss from continuing operations in 2008 compared to 2007 reflects a $137.1 million increase in net interest loss. The increase in net interest loss in 2008 primarily reflects a $127.1 million increase in the funding center’s net spread loss, which is due to the acquisition of Chittenden, the 400 basis points decline in the targeted federal funds rate from December 2007 to December 2008, and the asset sensitive position of People’s United Financial’s balance sheet.

The reduction in Treasury’s loss from continuing operations in 2007 compared to 2006 reflects $27.4 million of net security losses (included in total non-interest income) in 2006, partially offset by a $3.6 million increase in net interest loss. The increase in net interest loss in 2007 reflects an increase of $7.1 million in Treasury’s net spread loss, partially offset by a $3.5 million decline in the funding center’s net spread loss. The increase in Treasury’s net spread loss reflects a $735 million decline in average securities and virtually no net spread benefit from the increase in average short-term investments. The benefit from the increase in average short-term investments is included in “Other” as interest income from excess capital. The improvement in the funding center’s net spread loss reflects the rising interest rate environment prevalent for most of 2007 and the asset sensitive position of People’s United Financial’s balance sheet.

Total average assets increased $1.8 billion from 2006. Average short-term investments increased $2.5 billion, reflecting the investment of net proceeds from the second-step conversion, while average securities declined $735 million resulting from the sale of $1.1 billion of securities in 2006.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including $6.9 million of security gains related to the Visa IPO and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2008), $51.3 million of merger-related expenses and other one-time charges, and a $0.8 million loss on sale of certain non-branch properties (included in total non-interest expense for the year ended December 31, 2008), $5.4 million of security gains related to the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in total non-interest income for the year ended December 31, 2007) and the $60.0 million contribution to The People’s United Community Foundation (included in total non-interest expense for the year December 31, 2007); income from discontinued operations; and certain income tax benefits.

Years ended December 31 (in millions)	2008	2007	2006
Net interest income	$134.6	$137.0	$21.7
Provision for loan losses	1.9	(5.9)	(10.1)
Total non-interest income	6.6	6.7	2.3
Total non-interest expense	77.6	67.1	6.9

Income before income tax expense	61.7	82.5	27.2
Income tax expense	21.6	29.5	7.7

Income from continuing operations	40.1	53.0	19.5
Income from discontinued operations, net of tax	—	1.5	2.3

Net income	$40.1	$54.5	$21.8

Total average assets	$1,265.6	$651.3	$637.9
Total average liabilities	358.5	67.6	50.3

The increase in net interest income in 2007 compared to 2006 reflects the FTP credit resulting from the significant increase in excess capital from the second-step conversion. Included in “Other” are assets such as cash, premises and equipment, and other assets and other liabilities.

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

Net Interest Margin

Years ended December 31 (percent)

Net Interest Income - FTE

Years ended December 31 (dollars in millions)

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008. Given the asset sensitive position of People’s United Financial’s balance sheet, including the temporary investment of a portion of the company’s significant excess capital position in low-yielding short-term investments, the net interest margin may experience further compression in 2009.

2008 Compared to 2007

The net interest margin declined 50 basis points to 3.62% compared to 2007. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments. Net interest income (FTE basis) increased $153.7 million, reflecting a $214.1 million increase in total interest and dividend income, partially offset by a $60.4 million increase in total interest expense.

Average earning assets totaled $17.7 billion in 2008, a $5.9 billion increase from 2007. Average loans increased $5.3 billion and average securities increased $1.0 billion, primarily as a result of the Chittenden acquisition, while average short-term investments and securities resale agreements decreased $0.4 billion. As a result, average loans, average securities and average short-term investments comprised 82%, 6% and 12%, respectively, of average earning assets in 2008 compared to 77%, 1% and 22%, respectively, in 2007. The yield earned on the total loan portfolio was 5.80% and the yield earned on securities and short-term investments was 2.61%, compared to 6.27% and 5.07%, respectively, in 2007. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 42% of the loan portfolio had floating interest rates at December 31, 2008 compared to approximately 31% at the end of 2007.

The total average commercial banking loan portfolio increased $4.6 billion, reflecting increases of $3.0 billion in commercial real estate loans, $1.5 billion in commercial loans and $0.1 billion in equipment financing loans.

Average residential mortgage loans decreased $30 million compared to 2007. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, average residential mortgage loans would have decreased $803 million, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans increased $790 million, including a $541 million increase in average home equity loans, primarily as a result of the Chittenden acquisition.

Average funding liabilities totaled $14.8 billion in 2008, a $5.8 billion increase compared to 2007. Average deposits increased $5.5 billion primarily due to the deposits acquired in the Chittenden acquisition. Average non-interest-bearing deposits increased $1.0 billion and average interest-bearing deposits increased $4.5 billion. Average deposits comprised 98% of average funding liabilities in 2008 compared to 99% in the year-ago period. During the second quarter of 2008, $234 million of trust money market deposits were placed with an outside investment manager, thereby removing certain average earning assets and average funding liabilities that were generating only marginal net interest income while at the same time adding fee income.

The 55 basis point decrease to 1.90% from 2.45% in the rate paid on average funding liabilities in 2008 compared to 2007 primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 58 basis points in 2008, reflecting decreases of 98 basis points in time deposits and 22 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 43% and 35%, respectively, of average deposits in 2008 compared to 36% and 41%, respectively, in 2007.

The increases in average borrowings and average subordinated notes in 2008 are a result of the Chittenden acquisition.

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

Average earning assets totaled $11.8 billion in 2007, a $1.9 billion, or 20%, increase from 2006, while the asset mix continued to shift. Average short-term investments increased $2.5 billion, reflecting the investment of $3.3 billion in net proceeds from the second-step conversion in April 2007; average loans increased $120 million, or 1%; and average securities declined $735 million, reflecting the sale of $1.1 billion of debt securities in 2006. As a result, average loans, average securities and average short-term investments comprised 77%, 1% and 22%, respectively, of average earning assets in 2007 compared to 91%, 8% and 1%, respectively, in 2006. The yield earned on the total loan portfolio was 6.27% in 2007 while the yield earned on securities was 5.62%, compared to 6.10% and 3.74%, respectively, in 2006. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 31% of the loan portfolio had floating interest rates at December 31, 2007 compared to approximately 29% at the end of 2006.

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

Average funding liabilities totaled $9.0 billion in 2007, down $287 million or 3% compared with 2006. Average deposits decreased $45 million, or 1%, to $8.9 billion and comprised 99% of average funding liabilities, compared to 97% in 2006. Average non-interest-bearing deposits decreased $57 million, or 3%, and average interest-bearing deposits increased $12 million, or less than 1%, reflective of People’s United Financial’s strategy of funding loan growth with proceeds from maturities, sales and repayments of securities rather than deposits.

The 30 basis point increase to 2.45% from 2.15% in the rate paid on average funding liabilities in 2007 compared to 2006 primarily reflects increases in market interest rates prevalent in most of 2007 and the ongoing shift in deposit mix. The rates paid on average deposits increased 38 basis points in 2007, reflecting increases of 65 basis points in time deposits and 6 basis points in savings and money market deposits in response to rising market interest rates prevalent in most of 2007. The change in the mix of average interest-bearing deposits reflects a $302 million, or 9%, increase in higher-rate time deposits, partially offset by a $290 million, or 8%, decline in savings and money market deposits, reflecting customers’ preferences for deposit products with higher interest rates. Average time deposits comprised 41% of average deposits in 2007 compared to 37% in 2006.

Average borrowings decreased $202 million, or 98%, and average subordinated notes decreased $40 million, or 38%, in 2007 compared to 2006.

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2008, 2007 and 2006. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2008			2007			2006
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets:
Short-term investments	$1,946.7	$46.9	2.41%	$1,709.4	$86.7	5.07%	$106.6	$5.3	4.97%
Securities purchased under agreements to resell	310.2	7.5	2.43	959.1	48.3	5.03	16.6	0.8	4.98
Securities (1)	1,009.1	30.8	3.05	69.2	3.9	5.62	803.8	30.0	3.74
Loans:
Commercial real estate	4,820.8	305.3	6.33	1,807.3	127.7	7.07	1,765.1	126.0	7.14
Commercial	4,011.1	229.8	5.73	2,441.5	167.6	6.86	2,135.7	146.5	6.86
Residential mortgage	3,519.9	189.9	5.40	3,550.3	183.9	5.18	3,758.8	185.2	4.93
Consumer	2,058.4	110.9	5.39	1,268.9	88.9	7.01	1,288.3	88.3	6.85

Total loans	14,410.2	835.9	5.80	9,068.0	568.1	6.27	8,947.9	546.0	6.10

Total earning assets	17,676.2	$921.1	5.21%	11,805.7	$707.0	5.99%	9,874.9	$582.1	5.90%

Other assets	2,696.8			945.6			908.2

Total assets	$20,373.0			$12,751.3			$10,783.1

Funding liabilities:
Deposits:
Non-interest-bearing deposits	$3,137.9	$—	—%	$2,111.4	$—	—%	$2,168.6	$—	—%
Savings, interest-bearing checking and money market	6,203.9	78.5	1.27	3,186.3	47.5	1.49	3,476.8	49.6	1.43
Time	5,125.0	183.6	3.58	3,639.0	166.1	4.56	3,336.7	130.5	3.91

Total deposits	14,466.8	262.1	1.81	8,936.7	213.6	2.39	8,982.1	180.1	2.01

Borrowings:
FHLB advances	16.2	0.8	5.16	0.1	—	5.04	47.2	2.4	5.15
Repurchase agreements	123.0	2.1	1.72	—	—	—	—	—	—
Federal funds purchased/Other	19.1	0.6	3.01	3.3	0.2	5.23	158.2	7.6	4.78

Total borrowings	158.3	3.5	2.23	3.4	0.2	5.23	205.4	10.0	4.87

Subordinated notes	181.4	15.2	8.34	65.3	6.6	10.15	105.0	9.6	9.10

Total funding liabilities	14,806.5	$280.8	1.90%	9,005.4	$220.4	2.45%	9,292.5	$199.7	2.15%

Other liabilities	353.9			168.9			169.0

Toal liabilities	15,160.4			9,174.3			9,461.5
Stockholders’ equity	5,212.6			3,577.0			1,321.6

Total liabilities and stockholders’ equity	$20,373.0			$12,751.3			$10,783.1

Net interest income/spread (2)		$640.3	3.31%		$486.6	3.54%		$382.4	3.75%

Net interest margin			3.62%			4.12%			3.87%

(1)	Average balances and yields for securities available for sale are based on amortized cost.
(2)	The FTE adjustment was $3.9 million for the year ended December 31, 2008 (none in 2007 and 2006).

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

	2008 Compared to 2007 Increase (Decrease)			2007 Compared to 2006 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$10.7	$(50.5)	$(39.8)	$81.3	$0.1	$81.4
Securities purchased under agreements to resell	(23.1)	(17.7)	(40.8)	47.4	0.1	47.5
Securities	29.5	(2.6)	26.9	(36.4)	10.3	(26.1)
Loans:
Commercial real estate	192.1	(14.5)	177.6	3.0	(1.3)	1.7
Commercial	93.6	(31.4)	62.2	21.0	0.1	21.1
Residential mortgage	(1.6)	7.6	6.0	(10.5)	9.2	(1.3)
Consumer	46.0	(24.0)	22.0	(1.3)	1.9	0.6

Total loans	330.1	(62.3)	267.8	12.2	9.9	22.1

Total change in interest and dividend income	347.2	(133.1)	214.1	104.5	20.4	124.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	39.1	(8.1)	31.0	(4.3)	2.2	(2.1)
Time	58.3	(40.8)	17.5	12.5	23.1	35.6

Total deposits	97.4	(48.9)	48.5	8.2	25.3	33.5

Borrowings:
FHLB advances	0.8	—	0.8	(2.4)	—	(2.4)
Repurchase agreements	2.1	—	2.1	—	—	—
Federal funds purchased/Other	0.5	(0.1)	0.4	(8.0)	0.6	(7.4)

Total borrowings	3.4	(0.1)	3.3	(10.4)	0.6	(9.8)

Subordinated notes	9.9	(1.3)	8.6	(3.9)	0.9	(3.0)

Total change in interest expense	110.7	(50.3)	60.4	(6.1)	26.8	20.7

Change in net interest income	$236.5	$(82.8)	$153.7	$110.6	$(6.4)	$104.2

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2008.

As of December 31, 2008 (dollars in millions)	Actual Balance	Yield/Rate
Earning assets:
Short-term investments	$1,138.8	0.50%
Securities	1,901.7	2.52
Loans	14,565.7	5.39

Total earning assets	$17,606.2	4.76%

Funding liabilities:
Non-interest-bearing deposits	$3,173.4	—%
Savings, interest-bearing checking and money market deposits	6,214.7	1.01
Time deposits	4,881.3	3.00
Borrowings	187.9	1.06
Subordinated notes	180.5	7.28

Total funding liabilities	$14,637.8	1.53%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2008	2007	2006	2008/2007	2007/2006
Investment management fees	$36.8	$12.0	$11.0	206.7%	9.1%
Insurance revenue	33.3	26.8	27.3	24.3	(1.8)
Brokerage commissions	16.0	13.6	12.2	17.6	11.5

Total wealth management income	86.1	52.4	50.5	64.3	3.8

Net security gains (losses):
Equity securities	6.9	5.4	0.1	27.8	n/m
Debt securities	1.3	—	(27.4)	n/m	n/m
Trading account securities	0.1	0.1	0.1	—	—

Total net security gains (losses)	8.3	5.5	(27.2)	50.9	n/m

Bank service charges	127.7	93.1	93.9	37.2	(0.9)
Merchant services income	27.6	—	—	n/m	n/m
Net gains on sales of residential mortgage loans	6.5	3.0	2.0	116.7	50.0
Bank-owned life insurance	8.3	10.5	9.1	(21.0)	15.4
Other non-interest income	39.1	20.9	19.1	87.1	9.4

Total non-interest income	$303.6	$185.4	$147.4	63.8%	25.8%

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

Total non-interest income increased $118.2 million in 2008 compared to 2007 primarily due to the effect of the Chittenden acquisition, including increases of $33.7 million in total wealth management income, $34.6 million in bank service charges, and $27.6 million in merchant services (payment processing) income.

Securities gains in 2008 include a $6.9 million gain related to the Visa, Inc. IPO and gains of $1.5 million resulting from the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates subsequent to January 1, 2008. The proceeds from these securities were subsequently reinvested in securities with shorter durations.

In the first quarter of 2008, People’s United Financial recorded a cash gain of $5.6 million (included in equity security gains) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s IPO. People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million (also included in equity security gains) representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO.

People’s United Financial continues to own 206,671 Visa Class B shares at December 31, 2008. Each Class B share was convertible at that date into 0.62957 Class A shares, which are traded on the New York Stock Exchange. The conversion ratio will change if additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of December 31, 2008, those shares could have been converted into Class A shares, they would have had a fair value of approximately $6.8 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

Net gains on sales of residential mortgage loans increased $3.5 million, or 117%, compared to 2007, reflecting an increase in residential mortgage originations and corresponding sales in 2008 primarily due to the Chittenden acquisition.

BOLI income totaled $8.3 million ($12.8 million on a taxable-equivalent basis), compared to $10.5 million ($16.2 million on a taxable-equivalent basis) in 2007. The $2.2 million, or 21%, decrease primarily reflects the lower interest rate environment in 2008, and death benefits received totaling $0.5 million in 2008 compared to $1.1 million in 2007.

The increase in other non-interest income compared to 2007 reflects the effect of the Chittenden acquisition, including $3.5 million in payroll services income and $1.6 million mortgage servicing income, as well as a $2.8 million increase in rental income resulting from the higher level of equipment leased to PCLC customers and higher commercial loan fees. In addition, other non-interest income in 2008 includes gains totaling $4.0 million recorded in connection with the sale of (i) mortgage servicing rights and (ii) two branches located in northern New England.

Total non-interest income increased $38.0 million, or 26%, in 2007 compared to 2006, reflecting net security gains of $5.5 million in 2007 and net security losses of $27.2 million in 2006 (as part of balance sheet restructuring activities).

Wealth management income increased $1.9 million, or 4%, compared to 2006, reflecting increases in mutual fund and annuity commissions. Bank service charges decreased $0.8 million in 2007, or 1%, compared to 2006, reflecting changes in consumer behavior related to overdrafts and more customers qualifying for free ATM network transactions and free checking.

Net gains on sales of residential mortgage loans increased $1.0 million, or 50%, in 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgages in the current interest rate environment. Residential mortgage sales volume increased 70% compared to 2006.

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

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2008	2007	2006	2008/2007	2007/2006
Compensation and benefits	$344.6	$215.6	$202.9	59.8%	6.3%
Occupancy and equipment	110.3	67.1	62.2	64.4	7.9
Professional and outside service fees	48.0	28.8	24.3	66.7	18.5
Merchant services expense	23.9	—	—	n/m	n/m
Other non-interest expense:
Advertising and promotion	15.2	12.1	10.3	25.6	17.5
Stationery, printing and postage	13.0	7.9	7.5	64.6	5.3
Amortization of other acquisition-related intangibles	21.3	1.0	1.1	n/m	(9.1)
Other	93.5	46.8	38.6	99.8	21.2

Total other non-interest expense	143.0	67.8	57.5	110.9	17.9

Total	669.8	379.3	346.9	76.6	9.3
Contribution to The People’s United
Community Foundation	—	60.0	—	n/m	n/m
Merger-related expenses	36.5	—	—	n/m	n/m

Total non-interest expense	$706.3	$439.3	$346.9	60.8%	26.6%

Efficiency ratio	66.3%	56.1%	61.3%

n/m – not meaningful

Total non-interest expense in 2008 increased $290.5 million compared to 2007, excluding the effect of $36.5 million of merger-related expenses recorded in 2008 and the $60.0 million contribution to The People’s United Community Foundation in 2007, primarily due to the effect of the Chittenden acquisition. Merger-related expenses include asset impairment charges of $19.3 million, costs relating to severance and branch closings of $10.5 million and other accrued liabilities of $6.7 million.

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

The efficiency ratio increased to 66.3% in 2008 compared to 56.1% in 2007, reflecting the decline in interest rates that negatively impacted net interest income.

The increase in compensation and benefits compared to 2007 primarily reflects the additional Chittenden employees, as well as normal merit increases, higher benefits-related costs and $12.0 million of expense related to the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan. Pension expense is expected to increase by approximately $8.0 million in 2009 as a result of recent market events and their impact on pension-related actuarial assumptions (see Note 17 to the Consolidated Financial Statements).

Increases in occupancy and equipment, professional and outside services, and stationery, printing and postage compared to 2007 primarily reflect the effect of the Chittenden acquisition. Merchant services expense relates to the merchant payment processing operation acquired in connection with the Chittenden acquisition.

The increase in amortization of other acquisition-related intangibles in 2008 reflects additional amortization of the intangible assets resulting from the Chittenden acquisition. See Note 3 to the Consolidated Financial Statements for a further discussion of the acquisition.

Included in other non-interest expense in 2008 are (i) one-time charges of $11.5 million, including benefit-related and other costs associated with the death of People’s United Financial’s former President, (ii) a charge of $2.0 million related to the vesting of outstanding stock options and restricted stock awards upon the dissolution of People’s United Financial’s Advisory Board, and (iii) a loss of $0.8 million on the sale of a portion of the company’s non-branch properties located in Bridgeport, Connecticut. On February 27, 2009, the FDIC approved an additional one-time special assessment of 20 basis points on deposits, in addition to an increase in regular assessment rates announced previously. As such, FDIC insurance expense is expected to increase significantly in 2009.

Total non-interest expense in 2007 increased $32.4 million compared to 2006, excluding the $60.0 million contribution to The People’s United Community Foundation. The improvement in People’s United Financial’s efficiency ratio in 2007 compared to 2006 reflects a $112.6 million, or 20%, increase in revenue, partially offset by a $34.2 million, or 10%, increase in operating expenses. The increase in operating revenue reflects the increase in net interest income due to the investment of the net proceeds from the second-step conversion.

Compensation and benefits increased $12.7 million in 2007 compared to 2006. The increase reflects amortization expense of $6.3 million related to the ESOP that was established in April 2007 and $2.6 million related to grants of restricted stock and stock options in October and December pursuant to the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan, as well as higher compensation expense, reflecting normal merit increases, partially offset by lower pension expenses.

In 2007, occupancy and equipment increased $4.9 million compared to the 2006, primarily reflecting higher rent-related expense due to rate increases and additional branches. Professional and outside service fees increased $4.5 million compared to 2006, reflecting higher costs for information technology-related projects. Advertising and promotion increased $1.8 million compared to 2006, primarily due to costs associated with the rebranding of the Bank as a result of People’s Bank changing its name to People’s United Bank on June 6, 2007. The increase in other non-interest expense compared to 2006 primarily reflects a $2.8 million increase in the amortization of equipment leased to PCLC customers and higher insurance costs and regulatory assessment fees.

Discontinued Operations

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. Recoveries, net of collection costs, totaled $2.3 million and $4.1 million for the years ended December 31, 2007 and 2006, respectively. Recoveries occurring subsequent to the sale and through December 31, 2007 were included in income from discontinued operations in the Consolidated Statements of Income.

Effective January 1, 2008, income from discontinued operations is no longer disclosed separately in the Consolidated Statements of Income as the level of recoveries continues to decline due to the aging and diminishing pool of charged-off accounts.

Income Taxes

Income tax expense from continuing operations totaled $68.0 million, $75.5 million and $57.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income tax benefits of $1.1 million and $2.4 million are included in income tax expense from continuing operations for the years ended December 31, 2008 and 2006, respectively. These benefits relate to (i) a non-taxable BOLI death benefit recognized in 2008 and (ii) the completion of federal income tax audits in 2008 and 2005.

Excluding these benefits from the respective years, People’s United Financial’s effective income tax rate from continuing operations would have been 33.3%, 33.6% and 33.5% for the years ended December 31, 2008, 2007 and 2006, respectively. People’s United Financial’s effective income tax rate is expected to increase slightly in 2009 due to a higher level of non-deductible expenses and an increase in state income tax liabilities associated with the company’s expanded geographic franchise following the Chittenden acquisition.

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

In connection with the acquisition of Chittenden, People’s United Financial acquired $25 million of limited partnership investments to develop and operate affordable housing units for lower income tenants throughout New England. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). These credits totaled $4.0 million for the year ended December 31, 2008. See Note 12 to the Consolidated Financial Statements.

Securities

	2008		2007		2006
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$21.4	$21.4	$18.7	$18.7	$29.6	$29.6

Securities held to maturity	0.9	0.9	0.6	0.6	1.1	1.1

FHLB stock	31.1	31.1	19.5	19.5	20.1	20.1

Securities available for sale:
Debt securities:
U.S. Treasury, agency and government- sponsored enterprise (“GSE”)	1,469.2	1,472.1	22.0	22.0	25.9	25.9
U.S. agency and GSE mortgage-backed securities:
GNMA	331.2	333.4	—	—	—	—
GSE	42.0	42.0	—	—	—	—
State and municipal	0.3	0.3	—	—	—	—

Total debt securities	1,842.7	1,847.8	22.0	22.0	25.9	25.9
Equity securities	0.5	0.5	0.5	0.7	0.6	0.8

Total securities available for sale	1,843.2	1,848.3	22.5	22.7	26.5	26.7
Net unrealized gain on securities available for sale	5.1	—	0.2	—	0.2	—

Total securities available for sale, at fair value	1,848.3	1,848.3	22.7	22.7	26.7	26.7

Total securities	$1,901.7	$1,901.7	$61.5	$61.5	$77.5	$77.5

People’s United Financial strives to maintain an appropriate balance between loan portfolio growth and deposit funding. People’s United Financial’s management believes that, other than for transitional deployment of excess deposits or excess equity, a large securities portfolio funded with wholesale borrowings provides limited economic value.

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

People’s United Financial invests in debt securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Management has internal guidelines for the credit quality and duration of People’s United Financial’s debt securities portfolio and monitors these on a regular basis.

The increase in debt securities available for sale in 2008 reflects (i) management’s decision to invest in GSE debt securities with maturities ranging from 91 to 180 days as an alternative to overnight federal funds sold, and (ii) the purchase of U.S. agency (GNMA) and GSE mortgage-backed securities late in the fourth quarter of 2008 to provide the optimal balance of credit risk (none for GNMA securities), yield and duration. Subsequent to December 31, 2008, People’s United Financial purchased an additional $360 million of U.S. agency (GNMA) and GSE mortgage-backed securities.

At December 31, 2008, People’s United Financial’s securities portfolio totaled $1.9 billion, or 9% of total assets, and had no wholesale borrowings, which represent positions well below industry averages.

In 2006, People’s United Financial sold approximately $1.1 billion of debt securities as part of the restructuring of its balance sheet. Realized losses from these sales of $27.4 million are included in net security losses in the Consolidated Statements of Income.

At December 31, 2008, the fair value exceeded the book value of the securities available for sale portfolio by $5.1 million, while at December 31, 2007 and 2006, the book value and the fair value of the securities available for sale portfolio were approximately equivalent. All unrealized gains and those unrealized losses representing temporary declines in value are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively small scale due to the size and short duration of the portfolio.

The duration of the debt securities portfolio was approximately 0.4 years at December 31, 2008, compared to 0.02 years at December 31, 2007.

At December 31, 2008, short-term investments included $110 million of GSE debt securities with maturities of 90 days or less. Given the short-term maturities of these securities, they are held to maturity and carried at amortized cost, which approximates fair value.

Lending Activities

People’s United Financial conducts its lending businesses through its Retail Banking and Small Business, Commercial Banking, and Wealth Management business segments. People’s United Financial’s lending activities consist of originating loans secured by residential and commercial properties, and extending secured and unsecured loans to consumer and commercial customers.

Total loans increased $5.6 billion in 2008 compared to 2007, after a decrease of 5% in 2007 and an increase of 9% in 2006. The increase in 2008 is primarily due to $5.7 billion in loans acquired in the Chittenden acquisition. The $687 million decrease in residential mortgage loans in 2007 reflects People’s United Bank’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans due to the low spreads on such loans in the current interest rate environment.

The following table summarizes the loan portfolio. Amounts represent gross loans before deducting the allowance for loan losses.

As of December 31 (in millions)	2008	2007	2006	2005	2004
Residential mortgage:
Adjustable rate	$2,857.2	$3,123.8	$3,805.6	$3,410.8	$3,156.6
Fixed rate	287.4	89.1	94.5	97.1	109.8

Total residential mortgage	3,144.6	3,212.9	3,900.1	3,507.9	3,266.4

Consumer	2,227.4	1,250.8	1,321.3	1,257.5	1,140.0

Commercial real estate	4,967.3	1,885.6	1,786.7	1,778.3	1,838.1
Commercial and industrial lending	2,999.5	1,618.9	1,493.8	1,394.5	1,235.9
Equipment financing	1,226.9	981.5	869.8	634.7	453.0

Total commercial banking	9,193.7	4,486.0	4,150.3	3,807.5	3,527.0

Total loans	$14,565.7	$8,949.7	$9,371.7	$8,572.9	$7,933.4

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2008.

As of December 31, 2008 (in millions)	Residential Mortgage and Consumer	Commercial Banking	Total
Amounts due:
One year or less	$141.3	$1,632.3	$1,773.6

After one year:
One to five years	538.6	3,070.9	3,609.5
Over five years	4,692.1	4,490.5	9,182.6

Total due after one year	5,230.7	7,561.4	12,792.1

Total	$5,372.0	$9,193.7	$14,565.7

The following table presents, as of December 31, 2008, loan amounts due after December 31, 2009, and whether these loans have fixed interest rates or adjustable interest rates.

(in millions)	Fixed	Adjustable	Total
Residential mortgage and consumer	$852.8	$4,377.9	$5,230.7
Commercial banking	4,183.6	3,377.8	7,561.4

Total loans due after one year	$5,036.4	$7,755.7	$12,792.1

Residential Mortgage Lending

People’s United Financial offers its customers a wide range of residential mortgage loan products. These include conventional fixed rate loans, jumbo fixed rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable rate loans, sometimes referred to as ARM loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Authority insured loans and various state housing finance authority loans.

People’s United Financial originates these loans through its network of branches and calling officers, as well as in the wholesale market, which accounted for approximately 5%, 21% and 66% of People’s United Financial’s mortgage loan originations for 2008, 2007 and 2006, respectively. The decline in wholesale originations reflects People’s United Financial’s decision in April 2008 to discontinue using the wholesale market as a source for originating residential mortgage loans.

At December 31, 2008 and 2007, 69% and 91%, respectively, of the residential mortgage loan portfolio was secured by properties located in Connecticut. As a result of People’s United Financial’s acquisition of Chittenden, approximately 20% of the residential mortgage loan portfolio at December 31, 2008 was secured by properties located in Vermont, New Hampshire and Massachusetts. Included in residential mortgage loans are construction loans totaling $97 million and $96 million at December 31, 2008 and 2007, respectively. In 2008, People’s United Financial’s residential mortgage originations totaled $692 million, compared to $431 million in 2007 and $1.1 billion in 2006.

The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable rate loans accounted for 22% of total residential mortgage originations in 2008, compared to 27% and 77% for 2007 and 2006, respectively.

At December 31, 2008, the residential mortgage loan portfolio included $1.4 billion of interest-only loans of which $135 million are stated income loans, compared to $1.8 billion and $158 million respectively, at December 31, 2007. People’s United Financial’s underwriting practices and credit review standards for such loans are generally consistent with those applied to other types of residential mortgage loan products.

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

People’s United Financial’s loan loss experience within the residential mortgage portfolio increased in 2008 and continues to be primarily attributable to a small number of loans.

Adjustable rate residential mortgage loans at December 31, 2008 decreased $267 million compared to year-end 2007, while fixed-rate mortgage loans increased $198 million. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $813 million since December 31, 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans. Total adjustable rate residential mortgage loans decreased $682 million in 2007 compared to year-end 2006, while fixed-rate mortgage loans decreased $5 million.

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

Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. The continued performance of the residential mortgage loan portfolio in 2009 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2008 (percent)

Consumer Lending

People’s United Financial offers home equity credit lines and second mortgage loans, and to a lesser extent, other forms of installment and revolving credit loans. Future growth of People’s United Financial’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies, as well as the success of People’s United Financial’s marketing programs and information-based strategies.

As of December 31 (in millions)	2008	2007
Home equity credit lines	$1,619.8	$938.5
Second mortgages	325.7	285.9
Indirect auto	224.8	—
Other loans	57.1	26.4

Total consumer	$2,227.4	$1,250.8

The increase in consumer loans in 2008 reflects the Chittenden acquisition, as well as organic growth of $153 million. At December 31, 2008 and 2007, approximately 62% and 99%, respectively, of the consumer loan portfolio was to customers located in Connecticut. At December 31, 2008 approximately 20% of the consumer loan portfolio represents loans to customers located in Vermont. The indirect auto portfolio was acquired in connection with the Chittenden acquisition.

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending, and equipment financing by PCLC. Shared national credits are included in the commercial real estate and commercial and industrial lending portfolios. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years.

Commercial Real Estate

As of December 31 (in millions)	2008	2007
Property Type:
Retail	$1,204.5	$460.7
Office buildings	1,047.4	409.3
Residential	766.4	514.3
Industrial/manufacturing	643.2	184.6
Hospitality and entertainment	544.3	36.6
Mixed/Special use	252.2	71.5
Land	172.6	52.3
Self storage/industrial	125.5	97.8
Health care	86.4	47.2
Other properties	124.8	11.3

Total commercial real estate	$4,967.3	$1,885.6

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any loan type, term, industry, or to any individual borrower. Included in commercial real estate loans are shared national credits totaling $290 million and $284 million at December 31, 2008 and 2007, respectively. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio was in the retail sector, which represented 24% of this loan portfolio at both December 31, 2008 and 2007.

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

At December 31, 2008, approximately 29% of People’s United Financial’s commercial real estate portfolio was secured by properties located in Connecticut, compared to approximately 65% at December 31, 2007. In addition, approximately 47% of the commercial real estate portfolio was secured by properties located in Massachusetts, New Hampshire and Vermont at December 31, 2008. No other state exposure was greater than 10%. Included in the commercial real estate portfolio are construction loans totaling $902 million and $607 million at December 31, 2008 and 2007, respectively.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, New England’s economy. In 2008, the commercial real estate portfolio increased $3.1 billion compared to 2007, and increased $99 million in 2007 compared to 2006. The increase in the commercial real estate portfolio in 2008 reflects the Chittenden acquisition, as well as organic growth of $285 million, or 15%, in the commercial real estate loan portfolio. People’s United Financial continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy continues to slow in 2009.

Commercial Real Estate Diversification

As of December 31, 2008 (percent)

Commercial and Industrial Lending

As of December 31 (in millions)	2008	2007
Industry:
Manufacturing	$633.3	$386.1
Finance, insurance and real estate	618.3	425.6
Service	571.4	268.6
Wholesale distribution	289.5	153.3
Retail sales	195.0	121.9
Health services	169.3	115.4
Construction	130.2	29.8
Public administration	107.8	8.2
Transportation/utility	77.7	41.5
Arts/entertainment/recreation	65.3	51.7
Agriculture	33.6	0.1
Other	108.1	16.7

Total commercial and industrial lending	$2,999.5	$1,618.9

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

In 2008, the commercial and industrial lending portfolio increased $1.4 billion compared to 2007, and increased $125 million in 2007 compared to 2006. The increase in the commercial and industrial lending portfolio in 2008 reflects the Chittenden acquisition, as well as organic growth of $102 million, or 6%, in the commercial and industrial lending portfolio. Included in commercial lending are shared national credits totaling $374 million and $454 million at December 31, 2008 and 2007, respectively. At December 31, 2008, approximately 39% of the commercial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 66% at December 31, 2007. Commercial loan exposure in the states of Massachusetts, New Hampshire and Vermont totaled 37% at December 31, 2008. No other state exposure was greater than 6%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending portfolio may be adversely impacted if the economy continues to slow in 2009.

Commercial and Industrial Lending Diversification

As of December 31, 2008 (percent)

Commercial and Industrial Lending Portfolio

As of December 31 (dollars in millions)

Shared National Credits

At December 31, 2008, the shared national credits loan portfolio totaled $664 million compared to $738 million at December 31, 2007, and represented 7% and 16% of the total Commercial Banking loan portfolio at the respective dates. As discussed above, included in the shared national credits portfolio at December 31, 2008 and 2007 were commercial loans totaling $374 million and $454 million, respectively, and commercial real estate loans totaling $290 million and $284 million, respectively. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years.

At December 31, 2008, the shared national credits loan portfolio consisted only of loans purchased from other financial institutions. At December 31, 2008, approximately $26 million, or 4%, of the shared national credits loan portfolio consisted of borrowers who are headquartered in Connecticut, while approximately $264 million, or 40%, consisted of borrowers located in Washington, California and New York. No other state exposure was greater than 9%.

PCLC

As of December 31 (in millions)	2008	2007
Industry:
Printing	$415.4	$340.8
Transportation/utility	339.5	278.8
General manufacturing	166.1	143.7
Retail sales	135.6	95.5
Packaging	87.3	77.0
Service	33.8	25.8
Health services	25.5	6.7
Wholesale distribution	23.7	13.2

Total PCLC	$1,226.9	$981.5

PCLC provides equipment financing for customers in 48 states, specializing in financing for the printing, transportation/utility, general manufacturing, retail sales and packaging industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of the overall portfolio. At December 31, 2008, approximately 38% of the portfolio consisted of loans to customers located in California, Texas, Florida and Illinois. No other state exposure was greater than 5%.

The PCLC portfolio grew $245 million, or 25%, in 2008, after increasing $112 million, or 13%, in 2007, reflecting management’s decision to grow this portfolio. Operating on a national scale, PCLC represented 13% of the Commercial Banking loan portfolio at December 31, 2008 compared to 22% at year-end 2007. While People’s United Financial continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the economy continues to slow in 2009.

PCLC Diversification

As of December 31, 2008 (percent)

PCLC Loan Portfolio

As of December 31 (dollars in millions)

The following table sets forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United Financial’s construction loans and commercial loans:

As of December 31, 2008 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Construction loans:
Residential mortgage	$77.7	$13.4	$5.6	$96.7
Commercial real estate	415.9	310.6	175.8	902.3
Commercial loans	903.0	1,932.1	1,391.3	4,226.4

Total	$1,396.6	$2,256.1	$1,572.7	$5,225.4

Interest rate sensitivity:
Predetermined rates	$378.2	$1,107.1	$930.7	$2,416.0
Variable rates	1,018.4	1,149.0	642.0	2,809.4

Total	$1,396.6	$2,256.1	$1,572.7	$5,225.4

Asset Quality

The past year has been marked by significant volatility in the financial and capital markets initially brought about by the fallout associated with the subprime mortgage market. This disruption led to significant credit and liquidity concerns, which resulted in government intervention within the banking sector and a substantial decline in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market and, in more recent months, a worsening recessionary economic environment. These events have, in turn, led to weakness within the commercial sector, prompting the federal government to implement a $787 billion stimulus package in February 2009, with the objective of reviving the U.S. economy.

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

People’s United Financial actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given loan as a result of its risk classification while collection operations focus on minimizing losses once an account becomes delinquent.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2008	2007	2006	2005	2004
Beginning allowance for loan losses	$72.7	$74.0	$75.0	$72.5	$70.5

Charge-offs:
Commercial	(5.6)	(7.0)	(5.2)	(0.9)	(0.6)
Consumer	(3.7)	(2.7)	(3.4)	(4.9)	(9.7)
Indirect auto	(3.5)	—	—	—	—
Commercial real estate	(3.4)	—	—	(0.1)	(3.2)
PCLC	(1.5)	(1.8)	(0.6)	(3.1)	(1.5)
Residential mortgage	(1.5)	—	(0.1)	(0.1)	(0.2)

Total charge-offs	(19.2)	(11.5)	(9.3)	(9.1)	(15.2)

Recoveries:
Commercial	1.3	0.3	0.4	0.4	0.3
Consumer	0.9	1.1	1.6	2.0	2.8
Indirect auto	1.2	—	—	—	—
Commercial real estate	0.2	0.1	2.5	0.1	0.1
PCLC	0.3	0.1	0.3	0.3	0.5
Residential mortgage	0.4	0.6	0.1	0.2	0.2

Total recoveries	4.3	2.2	4.9	3.0	3.9

Net loan charge-offs	(14.9)	(9.3)	(4.4)	(6.1)	(11.3)
Provision for loan losses	26.2	8.0	3.4	8.6	13.3
Allowance recorded in the Chittenden acquisition	73.5	—	—	—	—

Ending allowance for loan losses	$157.5	$72.7	$74.0	$75.0	$72.5

Allowance for loan losses as a percentage of:
Total loans	1.08%	0.81%	0.79%	0.87%	0.91%
Non-performing loans	186.8	357.8	327.9	352.5	264.6

The provision for loan losses in 2008 totaled $26.2 million, reflecting $14.9 million in net loan charge-offs and an $11.3 million increase in the allowance for loan losses, including a $4.5 million increase resulting from the alignment of the former Chittenden allowance for loan losses methodology with that of People’s United Financial. The provision for loan losses in 2007 totaled $8.0 million, reflecting net loan charge-offs of $9.3 million and a $1.3 million reduction in the allowance for loan losses. The increase in net loan charge-offs in 2008 is entirely attributable to loans acquired in the Chittenden acquisition.

The allowance for loan losses also reflects the allowance of $73.5 million recorded in the Chittenden acquisition with respect to loans not included in the scope of AICPA Statement of Position 03-3, which is discussed in Note 3 to the Consolidated Financial Statements. The allowance for loan losses as a percentage of total loans was 1.08% at December 31, 2008 and 0.81% at December 31, 2007.

Net loan charge-offs as a percentage of average total loans equaled 0.10% in both 2008 and 2007. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

The provision for loan losses increased $4.6 million in 2007 compared to 2006, reflecting higher net loan charge-offs in 2007 and a $1.3 million reduction in the allowance for loan losses in 2007, compared to a $1.0 million reduction in the allowance for loan losses in 2006. Net loan charge-offs in 2007 increased $4.9 million compared to 2006. Commercial loan net charge-offs in 2007 include a $5.9 million charge-off relating to one commercial banking loan that was placed on non-accrual status in the fourth quarter of 2006. Commercial real estate net recoveries in 2006 included a $2.3 million cash recovery on one non-performing loan that was resolved.

Net loan charge-offs as a percentage of average total loans equaled 0.10% in 2007, up from 0.05% in 2006, reflecting the increase in net loan charge-offs in 2007 and the impact on the ratio of a $120 million, or 1%, increase in average loans in 2007.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2008	2007	2006	2005	2004
Indirect auto	1.08%	—%	—%	—%	—%
Consumer	0.15	0.13	0.14	0.24	0.66
Commercial	0.15	0.44	0.34	0.04	0.03
PCLC	0.12	0.19	0.04	0.54	0.27
Commercial real estate	0.07	(0.01)	(0.14)	—	0.18
Residential mortgage	0.03	(0.02)	—	—	—

Total portfolio	0.10%	0.10%	0.05%	0.07%	0.15%

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	2008		2007		2006		2005		2004
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial real estate	$84.7	34.1%	$27.9	21.0%	$27.5	19.1%	$30.5	20.7%	$30.5	23.1%
Commercial	54.0	20.6	24.7	18.1	27.5	15.9	25.5	16.3	23.5	15.6
PCLC	12.7	8.4	18.3	11.0	16.0	9.3	13.0	7.4	10.5	5.7
Consumer	3.3	15.3	1.1	14.0	2.0	14.1	3.0	14.7	5.0	14.4
Residential mortgage	2.8	21.6	0.7	35.9	1.0	41.6	3.0	40.9	3.0	41.2

Total allowance for loan losses	$157.5	100.0%	$72.7	100.0%	$74.0	100.0%	$75.0	100.0%	$72.5	100.0%

The allocation of the allowance for loan losses at December 31, 2008 reflects management’s assessment of credit risk and probable loss within each portfolio following the acquisition of Chittenden. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. However, a loan may be placed on non-accrual status earlier if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. People’s United Financial’s historical experience suggests that a portion of these non-performing assets will eventually be recovered. All non-performing loans are in various stages of collection, workout, settlement or foreclosure. When loan workout efforts are exhausted and it is determined that the borrower is unable to repay the obligation, People’s United Financial will complete foreclosure procedures, if applicable. Restructured commercial and commercial real estate loans are those for which concessions to below market terms, such as below market interest rates or deferral of interest, have been granted due to the borrowers’ financial condition.

The following table presents information on non-accrual loans, real estate owned and repossessed assets:

As of December 31 (dollars in millions)	2008	2007	2006	2005	2004
Non-accrual loans:
Commercial real estate	$29.8	$3.7	$0.2	$5.8	$8.7
Residential mortgage	24.2	8.9	6.7	6.7	7.5
Commercial	21.1	1.3	11.9	1.3	5.2
PCLC	5.8	3.1	2.1	6.2	5.1
Consumer	3.3	3.3	1.7	1.3	0.9
Indirect auto	0.1	—	—	—	—

Total non-accrual loans (1)	84.3	20.3	22.6	21.3	27.4
Real estate owned (“REO”) and repossessed assets, net	9.4	5.8	0.1	0.7	1.2

Total non-performing assets	$93.7	$26.1	$22.7	$22.0	$28.6

Non-performing loans as a percentage of total loans	0.58%	0.23%	0.24%	0.25%	0.35%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.64	0.29	0.24	0.26	0.36
Stockholders’ equity and allowance for loan losses	1.76	0.58	1.61	1.62	2.25

(1)	Reported net of government guarantees totaling $6.5 million at December 31, 2008 (none for prior periods).

Total non-performing assets increased $67.6 million from December 31, 2007 and were 0.64% of total loans, real estate owned and repossessed assets at December 31, 2008. The increase in non-performing assets from December 31, 2007 primarily reflects additional non-performing assets attributable to the acquired Chittenden loan portfolio, and includes increases in non-performing commercial real estate loans of $26.1 million, non-performing commercial loans of $19.8 million and non-performing residential mortgage loans of $15.3 million. Loans past due 90 days or more and still accruing totaled $8.0 million at December 31, 2008 (none for prior periods).

Total non-performing assets at December 31, 2007 increased $3.4 million from December 31, 2006 and were 0.29% of total loans, real estate owned and repossessed assets. Increases in non-performing commercial real estate loans of $3.5 million, REO and repossessed assets of $5.7 million, non-performing PCLC loans of $1.0 million and non-performing residential mortgage loans of $2.2 million, were partially offset by a decrease of $10.6 million in non-performing commercial loans. The decrease in non-performing commercial loans primarily reflects the $5.9 million charge-off related to one loan discussed above. The increase in non-performing commercial real estate loans reflects one loan totaling $3.4 million that was classified as non-performing in 2007. The increase in REO and repossessed assets primarily reflects the repossession of a printing press and ancillary equipment from one borrower and the transfer to real estate owned of the real estate securing the remaining balance of the non-performing commercial loan discussed above.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, it is anticipated that the level of non-performing assets will increase in 2009.

At December 31, 2008, 2007, 2006, 2005 and 2004, People’s United Financial’s portfolio did not include any loans, not included in the table above, which are “troubled debt restructurings” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

As of December 31, 2008, if all non-accruing loans had been current in accordance with their terms and had been outstanding throughout 2008 or since origination if held for part of the year, the gross interest income that would have been recorded in 2008 on such loans would have amounted to approximately $8.6 million. The amount of interest income on the non-accruing loans included in net income in 2008 was $2.4 million.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United Financial’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Capital and Market Risk Management.

Funding

At the current time, People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 96% of total assets at December 31, 2008. Borrowings also are an available source of funding. Based on People’s United Bank’s membership in the FHLB of Boston and the level of qualifying collateral available at December 31, 2008, People’s United Bank had up to $3.2 billion of borrowing capacity in the form of advances from the FHLB of Boston and Federal Reserve Bank, and repurchase agreements. People’s United Bank also had unsecured borrowing capacity of $0.5 billion at December 31, 2008.

Deposits

	2008		2007		2006
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$3,173.4	—%	$2,166.1	—%	$2,294.4	—%
Savings, interest-bearing checking and money market	6,214.7	1.01	3,008.9	1.44	3,205.2	1.39

Total	9,388.1	0.67	5,175.0	0.84	5,499.6	0.81

Time deposits maturing:
Within 6 months	2,147.1	2.60	2,432.7	4.66	2,287.3	4.49
After 6 months but within 1 year	2,266.1	3.35	1,033.6	4.56	980.3	4.63
After 1 but within 2 years	325.2	2.99	158.4	3.74	220.8	3.65
After 2 but within 3 years	63.8	3.46	37.0	3.54	45.4	3.14
After 3 years	79.1	3.71	43.9	4.03	49.2	3.88

Total	4,881.3	3.00	3,705.6	4.57	3,583.0	4.45

Total deposits	$14,269.4	1.47%	$8,880.6	2.40%	$9,082.6	2.25%

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, small business and wealth management customers. People’s United Financial provides customers access to their deposits through over 300 branches, including 79 full-service Stop & Shop supermarket branches, over 400 ATMs, telephone banking and an Internet banking site.

Deposits equaled 71% and 66% of total assets at December 31, 2008 and 2007, respectively. Total deposits increased $5.4 billion from year-end 2007 primarily due to $6.2 billion in deposits acquired in the Chittenden acquisition. Deposits and stockholders’ equity constituted over 98% of People’s United Financial’s funding base at December 31, 2008 and over 99% at December 31, 2007.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2008, People’s United Financial’s network of Stop & Shop branches held deposits totaling $2.1 billion and deposits in supermarket branches open for more than one year averaged $28 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 22% and 24% of deposits at December 31, 2008 and 2007, respectively.

Time deposits of $100,000 or more totaled $1.4 billion at December 31, 2008, of which $533 million mature within three months, $232 million mature after three months but within six months, $577 million mature after six months but within one year and $104 million mature after one year. Brokered certificates of deposit acquired in the Chittenden acquisition totaled $17.1 million at December 31, 2008 (none at December 31, 2007 and 2006).

The following table presents, by rate category, time deposits as of December 31, 2008.

As of December 31 (in millions)	2008
2.50% or less	$1,491.5
2.51% to 3.00%	1,078.5
3.01% to 3.50%	883.8
3.51% to 4.00%	1,260.7
4.01% to 4.50%	115.3
4.51% to 5.00%	33.6
5.01% to 5.50%	17.9

Total	$4,881.3

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2008.

	Period to Maturity from December 31, 2008
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
2.50% or less	$767.2	$338.5	$311.8	$60.3	$11.3	$2.4	$1,491.5
2.51% to 3.00%	377.9	277.0	282.0	117.5	17.3	6.8	1,078.5
3.01% to 3.50%	108.8	87.0	562.3	110.6	4.4	10.7	883.8
3.51% to 4.00%	37.3	40.7	1,090.4	23.6	19.5	49.2	1,260.7
4.01% to 4.50%	50.8	35.3	14.1	7.7	2.0	5.4	115.3
4.51% to 5.00%	8.8	5.2	3.9	4.2	7.6	3.9	33.6
5.01% to 5.50%	8.9	3.7	1.6	1.3	1.7	0.7	17.9

Total	$1,359.7	$787.4	$2,266.1	$325.2	$63.8	$79.1	$4,881.3

Total Deposits

As of December 31 (dollars in millions)

Borrowings

	2008		2007		2006
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements maturing within 1 month	$156.7	0.69%	$—	—	$—	—

Fixed rate FHLB advances maturing:
After 1 but within 2 years	8.3	3.93	—	—	—	—
After 2 but within 3 years	1.8	3.96	—	—	—	—
After 5 years	5.0	2.14	—	—	—	—

Total FHLB advances	15.1	3.34	—	—	—	—

Overnight federal funds purchased	—	—	—	—	4.1	5.15

Other	16.1	2.52	—	—	—	—

Total borrowings	$187.9	1.06%	$—	—%	$4.1	5.15%

At December 31, 2008, total borrowings equaled less than 1% of total assets. The increase in borrowings is due to the borrowings acquired in connection with the Chittenden acquisition. Repurchase agreements at December 31, 2008 consisted of transactions with commercial and municipal customers.

In previous years, People’s United Financial’s primary source for borrowings were federal funds purchased, which are typically unsecured overnight loans among banks, and advances from the Federal Home Loan Bank of Boston, which provides credit for member institutions within its assigned region. People’s United Financial’s outstanding Federal Home Loan Bank advances at December 31, 2008 represented less than one-half of one percent of total assets.

Subordinated Notes

Subordinated notes totaled $181 million and $65 million at December 31, 2008 and 2007, respectively. People’s United Financial assumed liability for subordinated notes with a fair value of $115 million in connection with the Chittenden acquisition. These subordinated notes, which were issued in February 2007, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to three month LIBOR plus 68.5 basis points. Beginning February 14, 2012, People’s United Financial has the option to redeem some or all of the notes.

At December 31, 2008 and 2007, People’s United Bank had $65 million of 9.875% subordinated notes outstanding. These subordinated notes are due in 2010 and represent unsecured general obligations of People’s United Bank with interest payable semi-annually, are subordinated to the claims of depositors and People’s United Bank’s other creditors and are not redeemable prior to maturity without prior approval of the OTS. For regulatory capital purposes, the 9.875% subordinated notes qualify, up to certain limits, as supplementary (tier 2) capital for People’s United Bank’s total risk-based capital.

From time to time, People’s United Financial may seek to repurchase a portion of these subordinated notes. Repurchases will be made at management’s discretion, depending on its assessment of the desirability of alternative uses for the company’s capital, the price at which such repurchases may be effected, the company’s cash flow and capital levels, and general market conditions.

In the fourth quarter of 2008, People’s United Financial and People’s United Bank both opted in to the FDIC Temporary Liquidity Guarantee Program, which provides a temporary guarantee of newly-issued senior unsecured debt, as defined (the “Debt Guarantee Program”). As of December 31, 2008, neither People’s United Financial nor People’s United Bank had any debt outstanding that qualifies under the Debt Guarantee Program. People’s United Bank may issue up to approximately $300 million of senior unsecured debt that would qualify under the Debt Guarantee Program. While People’s United Financial has retained the right to do so, the company does not, at this time, intend to issue senior unsecured debt that would qualify under the Debt Guarantee Program.

Contractual Cash Obligations

The following table is a summary of People’s United Financial’s contractual cash obligations, other than deposit liabilities, including operating leases. Additional information concerning these contractual cash obligations is included in Notes 10, 11 and 20 to the Consolidated Financial Statements. Purchase obligations included in the table represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2008 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$187.9	$172.8	$10.1	$—	$5.0
Subordinated notes	180.5	—	65.5	—	115.0

Total on-balance-sheet	368.4	172.8	75.6	—	120.0
Operating leases	189.9	31.5	57.0	32.6	68.8
Purchase obligations	146.6	54.0	48.7	40.7	3.2

Total	$704.9	$258.3	$181.3	$73.3	$192.0

FIN 48 income tax liabilities totaling $3.0 million, including related interest and penalties, are not included in the above table as the timing of their resolution cannot be estimated. Similarly, obligations totaling $11.7 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 12 to the Consolidated Financial Statements for further discussion of People’s United Financial’s unrecognized income tax positions and affordable housing investments.

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses People’s United Financial’s and People’s United Bank’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals, and to repay borrowings and subordinated notes as they mature. People’s United Financial’s, as well as People’s United Bank’s, liquidity positions are monitored daily by management. The Asset and Liability Management Committee (“ALCO”) of People’s United Bank has been authorized by the Board of Directors of People’s United Financial to set guidelines to ensure maintenance of prudent levels of liquidity for People’s United Financial as well as for People’s United Bank. ALCO reports to the Treasury and Finance Committee of the Board of Directors of People’s United Bank.

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2008, People’s United Financial’s liquid assets included $765 million in debt securities available for sale. People’s United Bank’s liquid assets included $1.5 billion in cash and cash equivalents (including $110 million of short-term GSE debt securities), $1.1 billion in debt securities available for sale and $21 million in trading account securities. Securities available for sale and short-term GSE debt securities, with a combined fair value of $622 million at December 31, 2008, were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $14.3 billion at December 31, 2008 and represented 72% of total funding. Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings totaled $188 million at December 31, 2008, representing 0.9% of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At December 31, 2008, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements totaled $3.2 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion at that date.

At December 31, 2008, People’s United Bank had outstanding commitments to originate loans totaling $0.9 billion and approved, but unused, lines of credit extended to customers totaling $4.3 billion (including $2.6 billion of home equity lines of credit). See Note 19 to the Consolidated Financial Statements.

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Earning Asset Mix

$17.6 billion as of December 31, 2008 (percent)

Funding Base

$19.8 billion as of December 31, 2008 (percent)

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.18 billion at December 31, 2008, a $730 million increase from December 31, 2007. This increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value of approximately $770 million (net of issuance costs) in connection with the Chittenden acquisition and net income of $139.5 million, partially offset by dividends paid of $194.4 million and a $56.8 million increase in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2007. The increase in AOCL, net of tax, primarily reflects an increase in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($78.7 million), partially offset by an increase in the net unrealized gains on derivatives accounted for as cash flow hedges ($18.2 million).

Stockholders’ equity equaled 25.7% of total assets at December 31, 2008 and 32.8% at December 31, 2007. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 19.5% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at December 31, 2008 and 32.3% at December 31, 2007. The decline in these ratios from December 31, 2007 primarily reflects the increases in total assets, goodwill and other acquisition-related intangibles resulting from the Chittenden acquisition.

In April 2008, People’s United Financial’s Board of Directors approved an initial repurchase of up to 5%, or approximately 17.3 million shares, of its common stock outstanding as of April 17, 2008. The shares are expected to be purchased in the open market or in privately negotiated transactions. Share purchases will be effected at management’s discretion, depending on management’s assessment of the desirability of alternative uses for the company’s capital, the market for the company’s common stock, the company’s cash flow and capital levels, and economic conditions. The repurchase program is expected to be partially funded by dividends paid by People’s United Bank to its parent, People’s United Financial. As of December 31, 2008, no shares had been repurchased.

In January 2009, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend was paid on February 15, 2009 to shareholders of record on February 1, 2009.

People’s United Financial’s total stockholders’ equity was $4.45 billion at December 31, 2007, a $3.11 billion increase from December 31, 2006. This increase primarily reflects the $3.33 billion of net proceeds from the second-step conversion, net income of $150.7 million, a common stock contribution with a fair value of $40.0 million to The People’s United Community Foundation, and a $29.4 million decrease in AOCL since December 31, 2006, partially offset by purchases of common stock for the ESOP and the People’s United Financial, Inc. 2007 Recognition and Retention Plan totaling $343.9 million, and dividends paid in 2007 of $131.1 million. The decrease in AOCL, net of tax, reflects a reduction in the net actuarial loss and other amounts related to pension and other postretirement benefits ($16.8 million), and an increase in the net unrealized gain on derivatives accounted for as cash flow hedges ($12.6 million).

Dividends declared and paid per common share (other than shares on which People’s Mutual Holdings waived receipt of dividends prior to completing the second-step conversion in April 2007) totaled $0.58, $0.52 and $0.46 for the years ended December 31, 2008, 2007 and 2006, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2008, 2007 and 2006 was 139.8%, 87.0% and 48.3%, respectively. For periods prior to April 2007 (the date of the second-step conversion) the dividend payout ratio reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings.

Regulatory Capital Requirements

OTS capital regulations require federally-chartered savings banks, such as People’s United Bank, to meet three minimum capital ratios:

Tangible Capital Ratio—A 1.5% tangible capital ratio, calculated as tangible capital to adjusted total assets.

Leverage (Core) Capital Ratio—A 4% leverage (core) capital ratio, calculated as core capital to adjusted total assets. The minimum leverage (core) capital ratio is reduced to 3% if the savings bank received the highest rating on its most recent safety and soundness examination.

Risk-Based Capital Ratio—An 8% total risk-based capital ratio, calculated as total risk-based capital to total risk-weighted assets. For purposes of this calculation, total risk-based capital equals the sum of core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

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

People’s United Bank’s tangible capital ratio, leverage (core) capital ratio, and total risk-based capital ratios were 10.0%, 10.0% and 13.4%, respectively, at December 31, 2008, compared to 24.1%, 24.1% and 33.4%, respectively, at December 31, 2007. The decrease in these ratios from December 31, 2007 primarily reflects (i) the reduction in People’s United Bank’s regulatory capital due to the $1.8 billion in dividends that People’s United Bank paid to its parent, People’s United Financial, in 2008, and (ii) increases in People’s United Bank’s adjusted total assets (the denominator in the calculation of the leverage (core) capital ratio) and its total risk-weighted assets (the denominator in the calculation of the total risk-based capital ratio), both as a result of the Chittenden acquisition.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2008 to the OTS minimum requirements. In 2008, People’s United Bank paid $1.8 billion in dividends to its parent, People’s United Financial. At December 31, 2008, People’s United Bank’s adjusted total assets, as defined, totaled $18.0 billion and its total risk-weighted assets, as defined, totaled $14.7 billion. At December 31, 2008, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

As of December 31, 2008 (dollars in millions)	People’s United Bank			OTS Minimum Requirements
	Amount		Ratio	Amount	Ratio
Tangible capital	$1,801.8	(1)	10.0%	$270.0	1.5%
Leverage (core) capital	1,801.8	(1)	10.0	720.1	4.0
Total risk-based capital	1,968.0	(2)	13.4	1,177.3	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net unrealized gains and losses on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

Generally, a bank is considered well capitalized if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%. People’s United Bank’s regulatory capital ratios at December 31, 2008 exceeded the OTS numeric criteria for classification as “well capitalized.” See Note 14 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2008 (percent)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the risk of loss to earnings, capital and the fair values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning December 31, 2008. Given the interest rate environment at December 31, 2008, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	29.0%
+200	18.9
+100	8.6
-25	(2.6)

While Income at Risk simulation identifies earnings exposure over a relatively short time horizon, “Equity at Risk” takes a long-term economic perspective when quantifying IRR, thereby identifying possible margin behavior over a longer time horizon. Base case Market Value of Equity (“MVE”) is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

Internal policy limits the exposure of a decrease in Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points—10% of base case MVE; for 200 basis points—15% of base case MVE; and for 300 basis points—20% of base case MVE.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at December 31, 2008, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Equity at Risk
+300	(1.8)%
+200	(1.2)
+100	(0.8)
-25	0.1

People’s United Financial’s interest rate risk position at December 31, 2008, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a decreasing rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial’s asset-sensitive balance sheet includes more than just its significant excess capital position. In fact, a 1% increase in interest rates translates to an approximate $50 million improvement in pre-tax income. Conversely, if the current 25 basis points targeted federal funds rate is annualized and compared to the 2.10% average federal funds rate experienced in 2008, the resultant 185 basis point differential translates into an approximate $90 million reduction in pre-tax income.

People’s United Financial uses derivative financial instruments, including interest rate floors and interest rate swaps, as components of its IRR management. People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of these financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored though policies and procedures governing collateral management and credit approval. At December 31, 2008, each of People’s United Financial’s counterparties had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. People’s United Financial’s counterparty credit exposure on its outstanding derivative contracts, after considering the effect of the bilateral netting arrangements and posted collateral, totaled $22.6 million at December 31, 2008. Derivative financial instruments are primarily used for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At December 31, 2008, People’s United Financial was using interest rate floors and interest rate swaps to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. People’s United Financial uses interest rate floors to partially manage its exposure to a decrease in interest income resulting from declines in certain interest rates. These interest rate floors offer protection against a decline in interest income if the one-month LIBOR-index rate used to reprice certain floating-rate commercial loans declines below the strike rate on the interest rate floors. If the one-month LIBOR-index rate falls below the specified strike rate, People’s United Financial would receive an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate, which in effect, would offset the decline in interest income earned on the hedged floating rate commercial loans from the decline in interest rates. Interest rate floors are accounted for as cash flow hedges.

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due to the company was $1.4 million. People’s United Financial recognized a $1.2 million charge that is included in other non-interest expense in the Consolidated Statements of Income to reduce this receivable to the amount currently estimated to be realizable.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk. Also see Note 19 to the Consolidated Financial Statements.

As of and for the year ended December 31, 2008 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$600.0	$6.4	$11.6
Weighted average remaining term to maturity (in months)	25	52	1
Increase (decrease) in pre-tax income	$10.2	$(0.2)	$—
Fair value:
Recognized as an asset	46.3	—	—
Recognized as a liability	—	0.8	0.5

As of and for the year ended December 31, 2007 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$700.0	$6.7	$13.1
Weighted average remaining term to maturity (in months)	37	65	1
Decrease in pre-tax income	$(3.1)	$—	$—
Fair value:
Recognized as an asset	27.6	—	0.1
Recognized as a liability	—	0.4	—

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

The following table summarizes certain information concerning these interest rate swaps:

As of and for the year ended December 31, 2008 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$60.3	$60.3
Weighted average remaining term to maturity (in months)	124	124
Increase (decrease) in pre-tax income	$7.3	$(6.9)
Fair value:
Recognized as an asset	7.3	—
Recognized as a liability	—	6.9

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had a fair value (unrealized gain) of $47.5 million. In accordance with the provisions of SFAS No. 133, the unrealized gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and will be recognized over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years).

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of December 31, 2008, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2008, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, People’s United Financial’s internal control over financial reporting.

People’s United Financial’s Management’s Report on Internal Control over Financial Reporting appears on page 84 and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that Janet M. Hansen, a member of the Audit Committee of the Board, is an “audit committee financial expert” and is “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 13, 2009.

John P. Barnes, age 53, has been a Senior Executive Vice President and Chief Administrative Officer since January 1, 2008. Mr. Barnes was an Executive Vice President of Chittenden Corporation since 1997. Mr. Barnes has served in various capacities for Chittenden Corporation since 1983.

David A. Bodor, age 62, has been an Executive Vice President and Chief Credit Officer since January 1, 2008. Mr. Bodor was a Senior Vice President (Chief Credit Officer) since 2006. Mr. Bodor has served in various capacities for People’s United Bank since 1996.

Paul D. Burner, age 55, became a Senior Executive Vice President and Chief Financial Officer in August 2008. Prior to joining People’s United Financial, Mr. Burner was the Chief Financial Officer for Citibank North America since 1998.

Robert R. D’Amore, age 56, has been a Senior Executive Vice President (Retail and Small Business Banking Group) since January 1, 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr. D’Amore has served in various capacities for People’s United Bank since 1981.

Brian F. Dreyer, age 62, has been a Senior Executive Vice President (Commercial Banking Group) since January 1, 2008. Mr. Dreyer was an Executive Vice President (Commercial Banking) since 2001. Mr. Dreyer has served in various capacities for People’s United Bank since 1991.

Henry R. Mandel, age 64, has been an Executive Vice President (Organization Effectiveness) since 2001. Mr. Mandel has served in various capacities for People’s United Bank since 1998.

Louise T. Sandberg, age 57, has been a Senior Executive Vice President (Wealth Management Group) since January 1, 2008. Mrs. Sandberg was a Senior Vice President (Wealth Management Division) at Chittenden Bank since 1997. Mrs. Sandberg has served in various capacities for Chittenden Corporation since 1977.

Robert E. Trautmann, age 55, became an Executive Vice President and General Counsel in November 2008 and served as Acting General Counsel from February 2008 until his appointment as General Counsel. Mr. Trautmann was a Senior Vice President and Deputy General Counsel since January 1, 2008. Mr. Trautmann has served in various capacities for People’s United Bank since 1994.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,399,487	$17.10	19,367,255	(1)
Equity compensation plans not approved by security holders	0	n/a	0
Total	10,399,487	$17.10	19,367,255	(1)

(1)	Of this amount, 371,525 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 18,995,730 shares are issuable pursuant to the People’s United Financial, Inc. 2008 Long-Term Incentive Plan, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 18 to the Consolidated Financial Statements.

Additional information required by this item appears under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement and is herein incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the caption “Certain Transactions with Members of Our Board of Directors and Executive Officers” in the Proxy Statement and is herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item appears under the caption “Ratification of the Appointment of Independent Auditors” in the Proxy Statement and is herein incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of People’s United Financial, Inc. and the independent registered public accounting firm report thereon are included herein beginning on page F-1:

Consolidated Statements of Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2)	Financial statement schedules have been omitted as they are not applicable or the information is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following Exhibits are filed with this Report or are incorporated by reference. Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.

Designation	Description

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Third Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007)

4.4	Fiscal and Paying Agency Agreement, dated as of November 16, 2000, between People’s Bank and Bankers Trust Company as Fiscal and Paying Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

4.5	Form of Global Notes, registered in the name of the nominee of The Depository Trust Company (November 16, 2000) (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.1	Employment Agreement dated May 15, 2008 by and between People’s United Financial, Inc. and Philip R. Sherringham (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K on May 20, 2008)

Designation	Description

10.2	Reserved.

10.3	Reserved.

10.4	Reserved.

10.5(a)	Form of Change in Control Agreement (Senior Executive Vice Presidents)

10.5(b)	Form of Change in Control Agreement (Executive Vice Presidents)

10.6	Short Term Incentive Plan for Key Employees of People’s United Bank

10.7	People’s United Bank Split Dollar Cash Value Restoration Plan

10.8	Reserved.

10.9	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.10	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.10(a)	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.10(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.11	Form of Grant Agreement for Restricted Stock (incorporated by reference to Exhibit 10.11 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.12	Reserved.

10.13	First Amended and Restated People’s United Bank Cap Excess Plan

10.14	The People’s United Bank Enhanced Senior Pension Plan - First Amendment and Restatement

10.15	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.15(a)	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.16	People’s United Bank Nonqualified Savings and Retirement Plan

10.17	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.17(a)	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

Designation	Description

10.18	Reserved.

10.19	Reserved.

10.20	Third Amended and Restated People’s Bank Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.21	The Norwich Savings Society Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.22	The Norwich Savings Society Non-Qualified Deferred Compensation Trust Agreement, dated June 27, 1995, between The Norwich Savings Society and Sachem Trust National Association (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.23	Amendment and Restatement of Deferred Compensation Agreements (undated) between The Norwich Savings Society and Jeremiah J. Lowney, Jr. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.24	Employee Stock Ownership Plan of People’s United Financial, Inc. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.24(a)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 1 (incorporated by reference to Exhibit 10.24(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.25	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.26	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.26(a)	Form of Grant Agreement for Restricted Stock (Executive Officers) under 2007 Recognition and Retention Plan (corrected) (incorporated by reference to Exhibit 10.26(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.26(b)	Form of Grant Agreement for Restricted Stock (Non-Executive Employees under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.26(c)	Form of Grant Agreement for Restricted Stock (Non-Employee Directors) under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.27	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

Designation	Description

10.27(a)	Form of Grant Agreement for Stock Options (Executive Officers) under 2007 Stock Option Plan (corrected) (incorporated by reference to Exhibit 10.27(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.27(b)	Form of Grant Agreement for Stock Options (Non-Executive Employees) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.27(c)	Form of Grant Agreement for Stock Options (Non-Employee Directors) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.28	Chittenden Corporation Deferred Compensation Plan

10.28(a)	Amendment Number 1 to the Chittenden Corporation Deferred Compensation Plan

10.29	Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan

10.29(a)	Amendment to the Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan

10.30	The Chittenden Corporation Supplemental Executive Savings Plan

10.30(a)	Amendment Number 1 to the Chittenden Corporation Supplemental Executive Savings Plan

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

99.2	Management Report on the Effectiveness of Internal Control Over Financial Reporting and Compliance With Designated Laws and Regulations

99.3	Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: February 27, 2009	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: February 27, 2009	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Date: February 27, 2009	By:	/s/ PAUL D. BURNER
Paul D. Burner
Senior Executive Vice President and Chief Financial Officer

Date: February 27, 2009	By:	/s/ JEFFREY HOYT
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

Date: February 27, 2009	By:	/s/ COLLIN P. BARON
Collin P. Baron
Director

Date: February 27, 2009	By:	/s/ GEORGE P. CARTER
George P. Carter
Director

Date: February 27, 2009	By:	/s/ JOHN K. DWIGHT
John K. Dwight
Director

Date: February 27, 2009	By:	/s/ JERRY FRANKLIN
Jerry Franklin
Director

Date: February 27, 2009	By:	/s/ EUNICE S. GROARK
Eunice S. Groark
Director

Date: February 27, 2009	By:	/s/ JANET M. HANSEN
Janet M. Hansen
Director

Date: February 27, 2009	By:	/s/ RICHARD M. HOYT
Richard M. Hoyt
Director

Date: February 27, 2009	By:	/s/ JEREMIAH J. LOWNEY, JR.
Jeremiah J. Lowney, Jr.
Director

Date: February 27, 2009	By:	/s/ MARK W. RICHARDS
Mark W. Richards
Director

Date:	By:
James A. Thomas
Director

STATEMENT OF MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, content and integrity of the consolidated financial statements and all other information included in this annual report. The consolidated financial statements and related footnotes are prepared in conformity with U.S. generally accepted accounting principles. Management is also responsible for compliance with laws and regulations relating to safety and soundness as designated by the Office of Thrift Supervision.

The Board of Directors has an Audit Committee composed of five outside directors, each of whom meets the criteria for independence as set forth in applicable listing standards. The Audit Committee meets regularly with the independent auditors, the internal auditors and management to ensure that internal control over financial reporting is being properly administered and that financial data is being properly reported. The Audit Committee reviews the scope and timing of internal audits, including recommendations made with respect to internal control over financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Philip R. Sherringham	/s/ Paul D. Burner
Philip R. Sherringham	Paul D. Burner
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: February 27, 2009

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/    KPMG LLP

Stamford, Connecticut

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Stamford, Connecticut

February 27, 2009

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2008	2007
Assets
Cash and due from banks (note 4)	$345.1	$296.2
Short-term investments (note 4)	1,138.8	3,088.0

Total cash and cash equivalents	1,483.9	3,384.2

Securities (note 5):
Trading account securities, at fair value	21.4	18.7
Securities available for sale, at fair value	1,848.3	22.7
Securities held to maturity, at amortized cost (fair value of $0.9 million and $0.6 million)	0.9	0.6
Federal Home Loan Bank stock, at cost	31.1	19.5

Total securities	1,901.7	61.5

Securities purchased under agreements to resell	—	428.0

Loans (note 6):
Commercial real estate	4,967.3	1,885.6
Commercial	4,226.4	2,600.4
Residential mortgage	3,144.6	3,212.9
Consumer	2,227.4	1,250.8

Total loans	14,565.7	8,949.7
Less allowance for loan losses	(157.5)	(72.7)

Total loans, net	14,408.2	8,877.0

Bank-owned life insurance	228.6	222.6
Premises and equipment (note 7)	262.4	156.8
Goodwill (note 3)	1,261.7	101.5
Other acquisition-related intangibles (note 3)	274.1	2.5
Other assets (note 8)	347.1	320.7

Total assets	$20,167.7	$13,554.8

Liabilities
Deposits (note 9):
Non-interest-bearing	$3,173.4	$2,166.1
Savings, interest-bearing checking and money market	6,214.7	3,008.9
Time	4,881.3	3,705.6

Total deposits	14,269.4	8,880.6

Borrowings (note 10):
Repurchase agreements	156.7	—
Federal Home Loan Bank advances	15.1	—
Other	16.1	—

Total borrowings	187.9	—

Subordinated notes (note 11)	180.5	65.4
Other liabilities (note 12)	354.4	163.4

Total liabilities	14,992.2	9,109.4

Commitments and contingencies (notes 19 and 20)

Stockholders’ Equity (notes 2, 3 and 13)

Common stock ($0.01 par value; 1.95 billion shares authorized; 347.9 million shares and 301.1 million shares issued)	3.5	3.0
Additional paid-in capital	4,485.1	3,642.8
Retained earnings	1,022.6	1,079.6
Treasury stock, at cost (3.2 million shares and 2.8 million shares)	(57.9)	(51.8)
Accumulated other comprehensive loss (note 16)	(75.4)	(18.6)
Unallocated common stock of Employee Stock Ownership Plan (9.8 million shares and 10.1 million shares)	(202.4)	(209.6)

Total stockholders’ equity	5,175.5	4,445.4

Total liabilities and stockholders’ equity	$20,167.7	$13,554.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2008	2007	2006
Interest and dividend income:
Commercial real estate	$301.4	$127.7	$126.0
Commercial	229.8	167.6	146.5
Residential mortgage	189.9	183.9	185.2
Consumer	110.9	88.9	88.3

Total interest on loans	832.0	568.1	546.0
Short-term investments	46.9	86.7	5.3
Securities	30.8	3.9	30.0
Securities purchased under agreements to resell	7.5	48.3	0.8

Total interest and dividend income	917.2	707.0	582.1

Interest expense:
Deposits (note 9)	262.1	213.6	180.1
Borrowings (note 10)	3.5	0.2	10.0
Subordinated notes	15.2	6.6	9.6

Total interest expense	280.8	220.4	199.7

Net interest income	636.4	486.6	382.4
Provision for loan losses (note 6)	26.2	8.0	3.4

Net interest income after provision for loan losses	610.2	478.6	379.0

Non-interest income:
Investment management fees	36.8	12.0	11.0
Insurance revenue	33.3	26.8	27.3
Brokerage commissions	16.0	13.6	12.2

Total wealth management income	86.1	52.4	50.5
Bank service charges	127.7	93.1	93.9
Merchant services income	27.6	—	—
Bank-owned life insurance	8.3	10.5	9.1
Net security gains (losses) (note 5)	8.3	5.5	(27.2)
Net gains on sales of residential mortgage loans (note 6)	6.5	3.0	2.0
Other non-interest income (notes 1 and 7)	39.1	20.9	19.1

Total non-interest income	303.6	185.4	147.4

Non-interest expense:
Compensation and benefits (notes 17 and 18)	344.6	215.6	202.9
Occupancy and equipment	110.3	67.1	62.2
Professional and outside service fees	48.0	28.8	24.3
Merchant services expense	23.9	—	—
Merger-related expenses (note 3)	36.5	—	—
Contribution to The People’s United Community Foundation (note 2)	—	60.0	—
Other non-interest expense (notes 3 and 7)	143.0	67.8	57.5

Total non-interest expense	706.3	439.3	346.9

Income from continuing operations before income tax expense	207.5	224.7	179.5
Income tax expense (note 12)	68.0	75.5	57.8

Income from continuing operations	139.5	149.2	121.7
Income from discontinued operations, net of tax (note 23)	—	1.5	2.3

Net income	$139.5	$150.7	$124.0

Earnings per common share (note 15)
Basic:
Income from continuing operations	$0.42	$0.52	$0.41
Net income	0.42	0.52	0.42
Diluted:
Income from continuing operations	0.42	0.52	0.40
Net income	0.42	0.52	0.41

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2005	$141.6	$172.0	$998.4	$—	$(23.4)	$—	$1,288.6
Comprehensive income:
Net income	—	—	124.0	—	—	—	124.0
Other comprehensive income, net of tax (note 16)	—	—	—	—	15.4	—	15.4

Total comprehensive income							139.4
Cash dividends on common stock ($0.46 per share)	—	—	(60.0)	—	—	—	(60.0)
Stock options and related tax benefits	0.6	10.9	—	—	—	—	11.5
Adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 as of December 31, 2006 (note 17)	—	—	—	—	(40.0)	—	(40.0)

Balance at December 31, 2006	142.2	182.9	1,062.4	—	(48.0)	—	1,339.5
Comprehensive income:
Net income	—	—	150.7	—	—	—	150.7
Other comprehensive income, net of tax (note 16)	—	—	—	—	29.4	—	29.4

Total comprehensive income							180.1
Exchange of common stock pursuant to second-step conversion (note 2)	(59.0)	59.0	—	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion (note 2)	1.7	3,333.1	—	—	—	—	3,334.8
Common stock issued and contributed to The People’s United Community Foundation (note 2)	—	40.0	—	—	—	—	40.0
Cancellation of common stock owned by People’s Mutual Holdings (note 2)	(82.0)	82.0	—	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings (note 2)	—	8.1	—	—	—	—	8.1
Cash dividends on common stock ($0.52 per share)	—	—	(131.1)	—	—	—	(131.1)
Common stock repurchased	—	—	—	(127.1)	—	—	(127.1)
Restricted stock awards	—	(67.7)	(1.5)	75.3	—	—	6.1
Purchase of common stock for ESOP (note 17)	—	—	—	—	—	(216.8)	(216.8)
ESOP common stock committed to be released (note 17)	—	—	(0.9)	—	—	7.2	6.3
Stock options and related tax benefits	0.1	5.4	—	—	—	—	5.5

Balance at December 31, 2007	3.0	3,642.8	1,079.6	(51.8)	(18.6)	(209.6)	4,445.4
Comprehensive income:
Net income	—	—	139.5	—	—	—	139.5
Other comprehensive loss, net of tax (note 16)	—	—	—	—	(55.8)	—	(55.8)

Total comprehensive income							83.7
Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 3)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.58 per share)	—	—	(194.4)	—	—	—	(194.4)
Restricted stock awards	—	29.6	(0.6)	(6.1)	—	—	22.9
ESOP common stock committed to be released (note 17)	—	—	(1.2)	—	—	7.2	6.0
Stock options and related tax benefits	—	40.3	—	—	—	—	40.3
Tax benefits related to dissolution of People’s
Mutual Holdings (note 2)	—	2.7	—	—	—	—	2.7
SFAS No. 158 effect of changing pension plan measurement date, net of tax (note 17)	—	—	(0.3)	—	(1.0)	—	(1.3)

Balance at December 31, 2008	$3.5	$4,485.1	$1,022.6	$(57.9)	$(75.4)	$(202.4)	$5,175.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$139.5	$150.7	$124.0
Income from discontinued operations, net of tax	—	(1.5)	(2.3)

Income from continuing operations	139.5	149.2	121.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Provision for loan losses	26.2	8.0	3.4
Depreciation and amortization of premises and equipment	31.7	18.4	19.0
Impairment loss on premises and equipment	19.3	—	—
Amortization of leased equipment	8.3	6.1	3.3
Amortization of other acquisition-related intangibles	21.3	1.0	1.1
Deferred income tax (benefit) expense	(15.4)	(5.7)	33.8
Net security (gains) losses	(8.3)	(5.5)	27.2
Net gains on sales of residential mortgage loans	(6.5)	(3.0)	(2.0)
ESOP common stock committed to be released	6.0	6.3	—
Expense related to share-based awards	22.1	8.0	3.7
Originations of loans held-for-sale	(587.3)	(383.8)	(251.2)
Proceeds from sales of loans held-for-sale	535.3	335.3	197.6
Net (increase) decrease in trading account securities	(2.7)	10.9	(2.3)
Pension plan contributions	(1.6)	(1.1)	(92.6)
Contribution of common stock to The People’s United Community Foundation	—	40.0	—
Net changes in other assets and other liabilities	48.2	(4.2)	(2.9)

Net cash provided by operating activities of continuing operations	236.1	179.9	59.8

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	428.0	(428.0)	24.7
Proceeds from sales of securities available for sale	645.5	5.4	1,648.0
Proceeds from principal repayments of securities available for sale	1,610.6	101.2	223.4
Proceeds from principal repayments of securities held to maturity	0.5	0.5	0.3
Purchases of securities available for sale	(3,131.7)	(96.5)	(581.7)
Proceeds from sales of loans	53.2	4.9	12.5
Net loan principal collections (disbursements)	29.8	443.7	(580.7)
Purchase of loans	—	—	(188.2)
Purchase of bank-owned life insurance	(0.2)	(0.5)	(50.5)
Return of premium on bank-owned life insurance	1.4	0.5	0.9
Purchases of premises and equipment	(28.3)	(38.4)	(15.7)
Purchases of leased equipment	(22.6)	(25.1)	(21.2)
Net cash paid in sale of branches	(20.7)	—	—
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	(762.8)	—	—

Net cash (used in) provided by investing activities	(1,197.3)	(32.3)	471.8

Cash Flows from Financing Activities:
Net decrease in deposits	(817.1)	(202.0)	—
Net increase (decrease) in borrowings with terms of three months or less	48.7	(4.1)	(290.8)
Repayments of borrowings with terms of more than three months	(4.7)	—	—
Cash dividends paid on common stock	(194.4)	(131.1)	(60.0)
Net proceeds from issuance of common stock pursuant to second-step conversion	—	3,334.8	—
Capital contribution pusuant to dissolution of People’s Mutual Holdings	—	8.1	—
Purchase of common stock for ESOP	—	(216.8)	—
Common stock repurchased	—	(127.1)	—
Proceeds from stock options exercised, including excess income tax benefits	28.4	4.6	5.6
Repayments of subordinated notes	—	—	(43.5)

Net cash (used in) provided by financing activities	(939.1)	2,666.4	(388.7)

Cash Flows from Discontinued Operations:
Operating activities	—	1.5	2.3

Net cash provided by discontinued operations	—	1.5	2.3

Net (decrease) increase in cash and cash equivalents	(1,900.3)	2,815.5	145.2
Cash and cash equivalents at beginning of year	3,384.2	568.7	423.5

Cash and cash equivalents at end of year	$1,483.9	$3,384.2	$568.7

Supplemental Information:
Interest payments	$271.4	$220.2	$200.0
Income tax payments	82.2	82.2	42.5
Real estate properties acquired by foreclosure	7.6	6.9	0.4

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

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation, a multi-bank holding company headquartered in Burlington, Vermont. The acquisition was accounted for as a purchase and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of that date. Financial data for periods prior to the acquisition date do not include the results of Chittenden. See Note 3 for a further discussion of the acquisition.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and small business banking, and wealth management services to individual, corporate and municipal customers. People’s United Bank, which is a federally-chartered stock savings bank, provides a full range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. and Chittenden Securities, LLC; equipment financing through People’s Capital and Leasing Corp. (“PCLC”); and other insurance services through R.C. Knox and Company, Inc. and Chittenden Insurance Group, LLC. People’s United Financial’s overall financial results are particularly dependent on economic conditions in New England, which is its primary market, although economic conditions elsewhere in the United States affect its equipment financing and national lending businesses. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, People’s United Financial is regulated by the Office of Thrift Supervision (the “OTS”) and subject to OTS examination, supervision and reporting requirements. Under its federal charter People’s United Bank is regulated by the OTS.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of People’s United Financial and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from management’s current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates, which are included in the

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

discussion below, are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments with an original maturity of three months or less (determined as of the date of purchase), including interest-earning deposits at the Federal Reserve Bank, government-sponsored enterprise (“GSE”) debt securities, federal funds sold, commercial paper and money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government.

Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term as well as those held by People’s Securities and Chittenden Securities (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

Debt securities for which People’s United Financial has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income or loss. Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations and other asset-backed securities.

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value. As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2008.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other than temporary. If the decline is deemed to be other than temporary, the security is written down to a new cost basis and the resulting loss is reported in non-interest income. The factors considered by management in its periodic review include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the ratings of the security; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and People’s United Financial’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Securities Resale Agreements

In securities resale agreements, a counterparty transfers securities to People’s United Financial under an agreement to resell the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as a secured lending transaction since the counterparty maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by the counterparty as collateral and People’s United Financial has the right by contract to sell or repledge that collateral provided the same or substantially the same collateral and related interest, if any, is transferred to the counterparty upon maturity of the underlying agreement. The fair value of the pledged collateral approximates the recorded amount of the secured loan. Decreases in the fair value of the transferred securities below an established threshold require the counterparty to provide additional collateral.

Loans and Allowance for Loan Losses

Loans held for sale are reported at the lower of cost or fair value in the aggregate, considering the effect of forward sales commitments, with any adjustment for net unrealized losses reported in non-interest income. All other loans are reported at amortized cost less the allowance for loan losses. Management identifies and designates as loans held for sale all newly originated adjustable-rate and fixed-rate residential mortgage loans that meet certain secondary market requirements, as these loans are originated with the intent to sell. From time to time, management identifies and designates certain adjustable-rate residential mortgage loans held in the loan portfolio for sale, and, accordingly, these loans are transferred to loans held for sale.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

Management maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While management seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

The allowance for loan losses consists of amounts determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In applying SFAS No. 5, management considers the factors listed in the preceding paragraph in order to estimate a loss allowance for (i) each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis, and (ii) commercial real estate and commercial loans that are not subjected to an individual evaluation for impairment under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that People’s United Financial will be unable to collect all principal and interest due according to the contractual terms of the loan. People’s United Financial applies SFAS No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures. Under SFAS No. 114, if the measurement of an impaired loan is less than its recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Interest and Fees on Loans

Interest on loans is accrued to income monthly based on outstanding principal balances. Generally, a loan is classified as non-accrual when it becomes 90 days past due as to interest or principal payments. However, a loan may be placed on non-accrual status earlier if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection.

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

Wealth Management and Other Fee-Based Revenues

Investment management fees are accrued when earned based on total assets under custody and management, which are not reported as assets of People’s United Financial. Insurance revenue represents commissions earned solely from performing broker- and agency-related services. Insurance commission revenues related to agency-billed policies are recognized at the later of the policy billing date or the policy effective date. Insurance commission revenues on premiums directly billed by insurance carriers are generally recognized as revenue during the period commissions are paid by the insurance carrier. Brokerage commissions are recognized on a trade-date basis. Bank service charges are recorded when earned.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies purchased on the lives of certain management-level employees. BOLI funds are invested in separate accounts and are supported by a stable wrap agreement to fully insulate the underlying investments against changes in fair value. Increases in the cash surrender value of these policies and death benefits in excess of the related invested premiums are included in non-interest income in the Consolidated Statements of Income. The company’s BOLI policies have been underwritten by highly-rated third party insurance carriers and the investments underlying these policies are deemed to be of low-to-moderate market risk.

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

Goodwill and Other Acquisition-Related Intangibles

SFAS No. 141, “Business Combinations,” requires, among other things, use of the purchase method to account for all business combinations and specifies criteria that acquired intangible assets must meet in order to be recognized and reported separately from goodwill. The assets and liabilities of an acquired company are recorded at fair value at the date of acquisition. Intangible assets are recognized in an amount equal to the excess of the acquisition cost over the fair value of the tangible net assets acquired. “Other acquisition-related intangibles” are separately identified, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. Trade names recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Core deposit intangibles are amortized over 10 years on an accelerated basis that reflects the manner in which the related benefit attributable to the acquired deposits will be recognized. Customer relationship intangibles are amortized on a straight-line basis (approximating the manner in which the benefit is realized) over the estimated remaining average life of those relationships (ranging from 7 to 15 years from the respective acquisition dates). The remaining intangible asset is classified as goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses on other acquisition-related intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

Goodwill is tested for impairment at the reporting unit level. The test is performed as of an annual impairment testing date or more frequently if a triggering event indicates that impairment may have occurred. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any.

The second step (“Step 2”) involves calculating the implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles applicable to that reporting unit as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill assigned to a reporting unit exceeds the

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

People’s United Financial uses a present-value measurement technique (discounted cash flow analysis) to estimate the fair value of its reporting units. This analysis is based on significant assumptions and judgments including (i) future growth rates and (ii) discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

For the purpose of goodwill impairment testing, management has identified reporting units based upon geographical composition within each of the following business segments: Commercial Banking, Retail Banking and Small Business, and Wealth Management. People’s United Financial performed its annual goodwill impairment test as of December 31, 2008 and determined that the fair value of each reporting unit exceeded its respective carrying amount. As a result, no impairment loss was recognized in 2008.

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

Securities Repurchase Agreements

In securities repurchase agreements, People’s United Financial transfers securities to a counterparty under an agreement to repurchase the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as a secured financing transaction since People’s United Financial maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by People’s United Financial as collateral and the counterparty has the right by contract to sell or repledge that collateral provided the same or substantially the same collateral and related interest, if any, is returned by the counterparty upon maturity of the underlying agreement.

Income Taxes

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” (“FIN 48”), specifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Derivative Instruments and Hedging Activities

People’s United Financial uses derivatives primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

All derivatives are recognized as either assets or liabilities and are measured at fair value. Until such time that a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. People’s United Financial applies hedge accounting to its derivatives used for market risk management purposes. The hedge accounting methods depend on whether the derivative instrument is classified as a fair value hedge or a cash flow hedge. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. Changes in the fair value of effective fair value hedges are recognized in current earnings. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

People’s United Financial formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United Financial also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United Financial would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge generally remain in accumulated other comprehensive income or loss and are amortized to earnings over the remaining period of the former hedging relationship.

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

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates and, prior to January 1, 2008, excluded the value of mortgage servicing rights. On January 1, 2008, People’s United Financial adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB No. 109”), which requires that the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments accounted for at fair value through earnings. Adoption of SAB No. 109 did not have a significant impact on the company’s Consolidated Financial Statements.

Fair Value Measurements

Effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for (i) all financial instruments and (ii) non-financial instruments accounted for at fair value on a recurring basis, if any. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” deferred, until January 1, 2009, the effective date of SFAS No. 157 for non-financial instruments that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Accordingly, the fair value measurement and disclosure provisions of SFAS No. 157 will not apply to People’s United Financial for the following valuation measures until 2009: (i) goodwill and other acquisition-related intangible assets; (ii) real estate acquired by foreclosure; and (iii) other long-lived assets.

FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued in October 2008 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate how an entity, such as People’s United Financial, would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 did not change the fair value measurement objective of SFAS No. 157, as described below, and was effective for relevant fair value measurements on or after September 30, 2008. FSP FAS 157-3 did not affect the company’s fair value measurements under SFAS No. 157.

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

Broadly, the SFAS No. 157 framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value. In support of this principle, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the SFAS No. 157 fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and most U.S. and government agency debt securities).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE-issued mortgage-backed securities);

•	quoted prices for identical or similar assets or liabilities in inactive markets (such as corporate and municipal bonds that trade infrequently); and

•

other inputs that (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.) or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).

•

Level 3—Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

People’s United Financial maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies used by People’s United Financial and the resulting fair value measurement of those financial instruments reported at fair value on a recurring or non-recurring basis.

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities. Accordingly, such instruments are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities, and government agency-issued mortgage-backed securities, all of which are included in Level 2. With respect to mortgage-backed securities, People’s United Financial holds GNMA residential mortgage-backed securities with a fair value of $333 million at December 31, 2008. While these securities are backed by the full faith and credit of the U.S. government and, as a result, present no credit risk, they have been classified as Level 2 assets due to the method used in determining their fair value. The remaining residential mortgage-backed securities held by Peoples’s United Financial have been issued by GSEs and are also included in Level 2.

Derivatives

People’s United Financial values its derivatives portfolio using internal models that are based on market observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate floors, interest rate swaps, foreign currency forward contracts, interest rate-lock commitments on residential mortgage loans, and forward commitments to sell residential mortgage loans.

Loans

Loans Held for Sale—Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United Financial uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used, and such loans are included in Level 3. At December 31, 2008, residential mortgage loans held for

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

sale totaling $6.1 million were recorded in the Consolidated Statement of Condition. No fair value adjustments were recorded for residential mortgage loans classified as held for sale for the year ended December 31, 2008.

Impaired Loans—In accordance with the provisions of SFAS No. 114, loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. At December 31, 2008, loans deemed to be impaired under SFAS No. 114 and subject to fair value measurement under SFAS No. 157 totaled $33.0 million. Related impairment charges totaled $2.1 million for the year ended December 31, 2008.

Mortgage Servicing Rights

Mortgage servicing rights are evaluated for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. This model incorporates certain assumptions that market participants would likely use in estimating future net servicing income, such as interest rates, prepayment speeds and the cost to service (including delinquency and foreclosure costs), all of which require a degree of management judgment. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and, when applicable, are classified as Level 3 assets. In the fourth quarter of 2008, People’s United Financial sold approximately $12.0 million of mortgage servicing rights and recorded a gain on sale of $2.6 million that is included in other non-interest income in the Consolidated Statements of Income. At December 31, 2008, remaining mortgage servicing rights totaled $0.8 million. Impairment charges related to mortgage servicing rights totaled $0.1 million for the year ended December 31, 2008.

Recurring Fair Value Measurements

The following table summarizes People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Fair Value Measurements Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$21.4	$—	$—	$21.4
Securities available for sale	1,472.1	376.2	—	1,848.3
Interest rate floors	—	46.3	—	46.3
Interest rate swaps	—	7.3	—	7.3
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$1,493.5	$430.3	$—	$1,923.8

Liabilities:
Interest rate swaps	$—	$7.7	$—	$7.7
Foreign currency contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total	$—	$8.7	$—	$8.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Also effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities, at their option, to choose to report many financial instruments and certain other items at fair value. As of December 31, 2008, People’s United Financial has not elected the SFAS No. 159 fair value option for any eligible items.

Stock-Based Compensation

People’s United Financial’s stock-based compensation plans provide for awards of stock options and restricted stock to directors, officers and employees (see Note 18). SFAS No. 123 (R), “Share-Based Payment,” requires that costs resulting from the issuance of such share-based payment awards be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (R), “Business Combinations (Revised 2007),” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141 (R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

In addition, SFAS No. 141 (R) requires (i) that acquisition-related transaction costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141, (ii) that the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met in order to accrue for a restructuring plan in purchase accounting, and (iii) that certain pre-acquisition contingencies be recognized at fair value. SFAS No. 141 (R), which is effective for People’s United Financial on January 1, 2009, is expected to have a significant impact on its accounting for business combinations closing after that date.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for People’s United Financial on a prospective basis beginning January 1, 2009 and is not expected to have a significant impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”), which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities, as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Accordingly, such awards are treated as a separate class of common stock and included in the basic earnings per share calculation. The provisions of FSP 03-6-1, including a requirement to restate prior period earnings per share data, are effective for People’s United Financial beginning January 1, 2009. FSP 03-6-1 is not expected to have a material impact on the company’s computation of earnings per share.

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. In particular, FSP 132 (R)-1 requires that employers disclose the following with respect to such plans: (i) how investment allocation decisions are made; (ii) the major categories of plan assets, including concentrations of risk and related fair value measurements; and (iii) the fair value techniques and pertinent inputs used to determine the fair value of plan assets. The provisions of FSP 132 (R)-1 are effective for People’s United Financial on a prospective basis beginning with the fiscal year ending December 31, 2009.

In February 2009, the FASB issued Proposed FSP FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (the “Proposed FSP”), to require disclosure of the fair values of financial instruments in interim financial statements as well as in annual financial statements. The Proposed FSP, if approved, would be effective, on a prospective basis, for interim and annual reporting periods ending after March 15, 2009 (March 31, 2009 for People’s United Financial).

NOTE 2—Second-Step Conversion

On April 16, 2007, People’s United Financial, Inc., People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial, Inc. The dissolution of People’s Mutual Holdings resulted in credits to additional paid-in capital of (i) $8.1 million at the merger date, and (ii) $2.7 million in 2008 related to People’s Mutual Holdings’ tax net operating loss carryforwards utilized by People’s United Financial upon filing its 2007 federal income tax return.

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

NOTE 3—Acquisition of Chittenden Corporation

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches.

The six Chittenden banks (together the “Subsidiary Banks”), which continue to do business under their existing names as divisions of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust Company based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts.

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

Merger-related charges totaling $41.0 million were recorded in the first quarter of 2008. Included in this amount was a $4.5 million charge to the provision for loan losses to align allowance for loan losses methodologies across the combined organization. In addition, non-interest expense included $36.5 million of merger-related expenses, including asset impairment charges ($19.3 million), costs relating to severance and branch closings ($10.5 million), and other accrued liabilities ($6.7 million). During the process of the company’s business integration of the Subsidiary Banks, and as a part of its strategic planning for possible future acquisitions, People’s United Financial undertook a comprehensive review of its options relating to technology strategy. This re-assessment resulted in a determination by management that in order to achieve its acquisition integration goals, the company should discontinue its Connecticut core deposit system replacement project. As a result of this determination, People’s United Financial recorded the aforementioned asset impairment charge, principally representing a write-off of the capitalized costs associated with the replacement project.

The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the acquisition cost over the fair value of net tangible and intangible assets acquired has been recorded as goodwill.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The acquisition-date fair value of these assets and liabilities is summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$300.5
Securities	923.5
Loans, net	5,598.5
Premises and equipment	129.7
Goodwill	1,160.2
Core deposit intangible	124.1
Trade names	122.7
Other intangibles	46.1
Other assets	149.1

Total assets	$8,554.4

Liabilities:
Deposits	$6,229.9
Borrowings	143.9
Subordinated notes	115.0
Other liabilities	232.4

Total liabilities	$6,721.2

Total acquisition cost	$1,833.2

Net deferred tax liabilities totaling $135.4 million were established in connection with the recording of intangible assets (other than goodwill) and other purchase accounting adjustments.

As described in Note 1, the core deposit intangible and other intangibles will be amortized to expense over the respective periods to be benefitted. Acquired trade names are deemed to have indefinite useful lives and, accordingly, will not be amortized. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. At December 31, 2008, other liabilities included $5.6 million of employee-related costs accrued in connection with the acquisition.

People’s United Financial applied the provisions of AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” in connection with the acquisition of Chittenden’s loan portfolio. Accordingly, acquired loans exhibiting evidence of deterioration in credit quality since origination, such that all contractually required payments are unlikely of being collected, were recorded upon acquisition at their estimated net realizable value, without an allocated allowance for loan losses. Upon acquisition, loans within the scope of SOP 03-3 had an outstanding contractual balance of $9.2 million. As a result of repayments and charge-offs, the outstanding contractual balance of such loans decreased to $1.6 million at December 31, 2008. The amount of non-accretable discount applicable to these loans is not significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents summarized unaudited pro forma selected financial information reflecting the acquisition of Chittenden assuming the acquisition was completed as of January 1, 2007:

(in millions, except per share data)	Year ended December 31, 2007
Net interest income	$702.9
Provision for loan losses	15.0
Total non-interest income	281.2
Total non-interest expense	697.0
Net income	176.9
Diluted earnings per common share	0.53

The unaudited pro forma selected financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies that would have been reported had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other period. Pro forma diluted earnings per common share was calculated using People’s United Financial’s actual weighted-average shares outstanding for the period presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the period presented.

Intangible Assets

Changes in the carrying amount of goodwill are summarized as follows for the year ended December 31, 2008. There were no changes in goodwill during 2007.

	Business Segment
(in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total
Balance at December 31, 2007	$25.2	$61.3	$15.0	$101.5
Acquisition of Chittenden	591.7	533.7	34.8	1,160.2

Balance at December 31, 2008	$616.9	$595.0	$49.8	$1,261.7

The following is a summary of other acquisition-related intangibles as of December 31:

	2008			2007
(in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Intangibles amortized:
Core deposit intangible	$124.1	$17.1	$107.0	$—	$—	$—
Trust relationships	42.7	2.8	39.9	—	—	—
Insurance relationships	31.5	27.0	4.5	28.1	25.6	2.5

	$198.3	$46.9	151.4	$28.1	$25.6	2.5

Trade names (not amortized)			122.7			—

Total acquisition-related intangibles			$274.1			$2.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other acquisition-related intangible assets recorded in connection with the Chittenden acquisition totaled $292.9 million at January 1, 2008. Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 11 years. Amortization expense of other acquisition-related intangible assets subject to amortization totaled $21.3 million, $1.0 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for each of the next five years is as follows: $20.2 million in 2009; $18.5 million in 2010; $16.8 million in 2011; $15.5 million in 2012; and $14.9 million in 2013.

NOTE 4—Cash and Short-Term Investments

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $156.8 million and $151.4 million at December 31, 2008 and 2007, respectively, were maintained to satisfy federal regulatory requirements. These amounts are included in cash and due from banks in the Consolidated Statements of Condition.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2008	2007
Interest-earning deposits at the Federal Reserve Bank	$759.6	$—
Federal funds sold	208.9	2,034.2
GSE debt securities	110.0	—
Money market mutual funds	54.2	1,040.9
Commercial paper	—	12.9
Other	6.1	—

Total short-term investments	$1,138.8	$3,088.0

At December 31, 2008, short-term investments included $110.0 million of GSE debt securities with maturities of 90 days or less. Given the short-term maturities of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities are an alternative to overnight federal funds sold and had a weighted average yield of 0.44% at December 31, 2008. In the fourth quarter of 2008, the Federal Reserve began paying financial institutions, such as People’s United Bank, interest on both required reserves and excess cash balances on deposit at the Federal Reserve. These deposits are also an alternative to overnight federal funds sold and had a yield of 0.25% at December 31, 2008.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of December 31, 2008 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$21.4	—	—	$21.4

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	1,469.2	2.9	—	1,472.1
U.S. agency and GSE mortgage-backed securities	373.2	2.2	—	375.4
State and municipal	0.3	—	—	0.3

Total debt securities	1,842.7	5.1	—	1,847.8
Equity securities	0.5	—	—	0.5

Total securities available for sale	1,843.2	5.1	—	1,848.3

Securities held to maturity	0.9	—	—	0.9
FHLB stock	31.1	—	—	31.1

Total securities	$1,896.6	$5.1	$—	$1,901.7

As of December 31, 2007 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$18.7	$—	$—	$18.7

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	22.0	—	—	22.0
Equity securities	0.5	0.2	—	0.7

Total securities available for sale	22.5	0.2	—	22.7

Securities held to maturity	0.6	—	—	0.6
FHLB stock	19.5	—	—	19.5

Total securities	$61.3	$0.2	$—	$61.5

Securities available for sale and GSE debt securities classified as short-term investments, with a combined fair value of $622.1 million and $22.0 million at December 31, 2008 and 2007, respectively, were pledged as collateral for public deposits and for other purposes.

Dividend income on FHLB stock and equity securities available for sale totaled $1.3 million, $1.4 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities. Information is based on remaining period to contractual maturity for categories other than mortgage-backed securities:

	Available for Sale			Held to Maturity
As of December 31, 2008 (dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury, agency and GSE:
Within 1 year	$1,468.7	$1,471.6	2.15%	$—	$—	—%
After 1 but within 5 years	0.5	0.5	3.17	—	—	—

Total	1,469.2	1,472.1	2.15	—	—	—

State and municipal:
After 1 but within 5 years (1)	—	—	4.26	—	—	—
After 10 years	0.3	0.3	6.08	—	—	—

Total	0.3	0.3	6.02	—	—	—

Other:
Within 1 year	—	—	—	0.6	0.6	4.71
After 1 but within 5 years	—	—	—	0.3	0.3	4.52

Total	—	—	—	0.9	0.9	4.65

Total:
Within 1 year	1,468.7	1,471.6	2.15	0.6	0.6	4.71
After 1 but within 5 years	0.5	0.5	3.19	0.3	0.3	4.52
After 10 years	0.3	0.3	6.08	—	—	—

Total	1,469.5	1,472.4	2.15	0.9	0.9	4.65

U.S. agency and GSE mortgage-backed securities	373.2	375.4	4.23	—	—	—

Total debt securities	$1,842.7	$1,847.8	2.57%	$0.9	$0.9	4.65%

(1) Represents amounts less than $50,000.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of net security gains (losses) are summarized below. Net gains on trading account securities included below totaled $0.1 million in each of the years presented.

Years ended December 31 (in millions)	2008	2007	2006
Equity securities:
Gains	$7.0	$5.5	$0.2
Losses	—	—	—

Total equity securities	7.0	5.5	0.2

Debt securities:
Gains	1.8	—	0.1
Losses	(0.5)	—	(27.5)

Total debt securities	1.3	—	(27.4)

Net security gains (losses)	$8.3	$5.5	$(27.2)

In the first quarter of 2008, People’s United Financial recorded a cash gain of $5.6 million (included in equity security gains above) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million (also included in equity security gains above) representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO.

People’s United Financial continues to own 206,671 Visa Class B shares at December 31, 2008. Each Class B share was convertible at that date into 0.62957 Class A shares, which are traded on the New York Stock Exchange. The conversion ratio will change if additional reserves are required to be established by Visa in order to settle outstanding litigation. The Class B shares carry a three-year lock-up provision and may not be converted or redeemed during that period. If, as of December 31, 2008, those shares could have been converted into Class A shares, they would have had a fair value of approximately $6.8 million. The Class B shares have a zero carrying amount for financial statement purposes and there is no unrealized gain recognized in accumulated other comprehensive income.

During 2006, People’s United Financial sold approximately $1.1 billion of debt securities as part of the restructuring of its balance sheet. Realized losses from these sales of $27.4 million are included in net security losses in the Consolidated Statements of Income.

Of the 40 securities owned by People’s United Financial at December 31, 2008, eight securities classified as available for sale with a fair value of $0.3 million had continuous unrealized losses of less than 12 months totaling less than $50,000 at that date. Management reviews securities with unrealized losses on a regular basis in accordance with the impairment measurement and recognition guidance in SFAS No. 115, SAB No. 59, EITF 99-20, FSP EITF 99-20-1, and FSP FAS 115-1 and FAS 124-1. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. Furthermore, as of December 31, 2008, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2008, management believes that all impairments within the securities portfolio are temporary in nature and, as such, no impairment loss has been recognized in People’s United Financial’s Consolidated Statements of Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 6—Loans

The following table summarizes People’s United Financial’s loan portfolio:

	2008			2007
As of December 31 (in millions)	Connecticut	Other	Total	Connecticut	Other	Total
Commercial real estate	$1,417.8	$3,549.5	$4,967.3	$1,227.1	$658.5	$1,885.6
Commercial	1,183.9	3,042.5	4,226.4	1,084.0	1,516.4	2,600.4
Residential mortgage	2,156.8	987.8	3,144.6	2,929.9	283.0	3,212.9
Consumer	1,383.5	843.9	2,227.4	1,239.4	11.4	1,250.8

Total loans	$6,142.0	$8,423.7	$14,565.7	$6,480.4	$2,469.3	$8,949.7

People’s United Financial’s loan portfolio is primarily concentrated within the state of Connecticut with 42% and 72% of the total loan portfolio involving customers within the state at December 31, 2008 and 2007, respectively. As a result of People’s United Financial’s acquisition of Chittenden’s $5.7 billion loan portfolio, approximately 33% of the total loan portfolio at December 31, 2008 represents loans to customers located in Vermont, New Hampshire and Massachusetts. Substantially all (approximately 96% at both December 31, 2008 and 2007) of the equipment financing activities of PCLC, which is included in commercial, involves customers outside of New England. Approximately 38% of PCLC’s loans at December 31, 2008 were to customers located in California, Texas, Florida and Illinois. No other state exposure was greater than 5%. PCLC loans and leases totaled $1.2 billion and $1.0 billion at December 31, 2008 and 2007, respectively.

At December 31, 2008, the residential mortgage loan portfolio included $1.4 billion of interest-only loans of which $135.3 million are stated income loans, compared to $1.8 billion and $158.0 million, respectively, at December 31, 2007. People’s United Financial’s underwriting practices and credit review standards for such loans are generally consistent with those applied to other types of residential mortgage loan products. One-to-four family residential mortgage loans totaled $3.1 billion at both December 31, 2008 and 2007. People’s United Financial continues to sell essentially all of its newly-originated residential mortgage loans.

Residential mortgage and commercial real estate loans include construction loans totaling $1.0 billion and $703.0 million at December 31, 2008 and 2007, respectively, net of the unadvanced portion of such loans totaling $351.8 million and $556.4 million, respectively.

The consumer loan portfolio included $1.9 billion and $1.2 billion of home equity loans at December 31, 2008 and 2007, respectively, and $224.8 million of indirect auto loans at December 31, 2008 (acquired in connection with the Chittenden acquisition).

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $35.2 million and $22.4 million at December 31, 2008 and 2007, respectively.

Certain residential mortgage loans originated by People’s United Financial are sold without recourse in the secondary market. Net gains on sales of residential mortgage loans totaled $6.5 million, $3.0 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Residential mortgage loans at December 31, 2008 and 2007 included loans held for sale (substantially all to be sold servicing released) of $6.1 million and $22.2 million, respectively, which approximate fair value.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of activity in the allowance for loan losses:

Years ended December 31 (in millions)	2008	2007	2006
Balance at beginning of year	$72.7	$74.0	$75.0

Charge-offs:
Commercial	(5.6)	(7.0)	(5.2)
Consumer	(3.7)	(2.7)	(3.4)
Indirect auto	(3.5)	—	—
Commercial real estate	(3.4)	—	—
PCLC	(1.5)	(1.8)	(0.6)
Residential mortgage	(1.5)	—	(0.1)

Total charge-offs	(19.2)	(11.5)	(9.3)

Recoveries:
Commercial	1.3	0.3	0.4
Consumer	0.9	1.1	1.6
Indirect auto	1.2	—	—
Commercial real estate	0.2	0.1	2.5
PCLC	0.3	0.1	0.3
Residential mortgage	0.4	0.6	0.1

Total recoveries	4.3	2.2	4.9

Net loan charge-offs	(14.9)	(9.3)	(4.4)
Provision for loan losses	26.2	8.0	3.4
Allowance recorded in the Chittenden acquisition	73.5	—	—

Balance at end of year	$157.5	$72.7	$74.0

The principal balances of non-accrual loans are summarized as follows:

As of December 31 (in millions)	2008	2007	2006
Commercial real estate	$29.8	$3.7	$0.2
Residential mortgage	24.2	8.9	6.7
Commercial	21.1	1.3	11.9
PCLC	5.8	3.1	2.1
Consumer	3.3	3.3	1.7
Indirect auto	0.1	—	—

Total non-accrual loans (1)	$84.3	$20.3	$22.6

(1)	Loans past due 90 days or more and still accruing totaled $8.0 million at December 31, 2008 (none in prior periods).

If interest payments on all loans classified as non-accrual at December 31, 2008, 2007 and 2006 had been made during the respective years in accordance with the loan agreements, interest income of $8.6 million, $2.3 million and $1.9 million would have been recognized on such loans for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income actually recognized on non-accrual loans totaled $2.4 million, $0.7 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

People’s United Financial’s impaired loans, as defined by SFAS No. 114, consist of certain non-accrual commercial real estate loans and commercial loans. The recorded investment in impaired loans was $56.6 million at December 31, 2008 and $24.0 million at December 31, 2007, with allowances for loan impairment measured

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

under SFAS No. 114 of $4.0 million and $1.5 million, respectively. These allowances are included in the overall allowance for loan losses. People’s United Financial’s average recorded investment in impaired commercial real estate loans and commercial loans was approximately $40.3 million, $19.1 million and $10.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest collections and income recognized on impaired loans totaled $1.6 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively, and was insignificant in 2006.

The recorded investment in accruing impaired restructured loans requiring an allowance for loan losses as defined by SFAS No. 114 totaled $0.5 million and $0.6 million at December 31, 2008 and 2007, respectively, with no related allowance for loan losses at either date. People’s United Financial’s average recorded investment in accruing impaired restructured loans was approximately $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, there were no commitments to lend additional funds to these debtors. The recognition of interest income on these accruing impaired loans is based upon an individual assessment of each loan; however, interest income is not accrued on a loan that is more than 90 days past due. Interest income recognized on these loans under the accrual method was insignificant for 2008, 2007 and 2006.

NOTE 7—Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2008	2007
Land	$38.6	$14.6
Buildings	246.8	168.3
Leasehold improvements	63.1	43.6
Furniture and equipment	288.2	208.1

Total	636.7	434.6
Less accumulated depreciation and amortization	374.3	277.8

Total premises and equipment, net	$262.4	$156.8

Depreciation and amortization expense included in occupancy and equipment in the Consolidated Statements of Income totaled $31.7 million, $18.4 million and $19.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In the fourth quarter of 2008, People’s United Financial sold a portion of its non-branch properties located in Bridgeport, Connecticut with a carrying amount of $9.0 million, and recognized a loss on sale of $0.8 million that is included in other non-interest expense in the Consolidated Statements of Income. Also in the fourth quarter, People’s United Financial sold two of its branch offices located in New Hampshire. Included in the sale were approximately $24.0 million in deposits and $1.4 million of fixed assets. People’s United Financial recorded a gain on sale of $1.4 million that is included in other non-interest income in the Consolidated Statements of Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—Other Assets

Selected components of other assets are as follows:

As of December 31 (in millions)	2008	2007
Leased equipment	$60.4	$46.1
Accrued interest receivable	55.7	41.9
Fair value of derivative financial instruments (note 21)	54.1	27.8
Economic development investments (note 12)	39.4	12.4
Receivables arising from securities brokerage and insurance businesses	33.4	38.8
Other receivables (1)	28.8	5.9
Other real estate owned and repossessed assets	13.1	9.5
Pension benefits (note 17)	10.5	107.8

(1)	Includes $14.3 million at December 31, 2008, which represents a portion of the proceeds from the sale of mortgage servicing rights. See Note 1.

NOTE 9—Deposits

The following is an analysis of People’s United Financial’s total deposits by product type:

	2008		2007
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$3,173.4	—%	$2,166.1	—%
Savings, interest-bearing checking and money market	6,214.7	1.01	3,008.9	1.44

Total	9,388.1	0.67	5,175.0	0.84

Time deposits maturing:
Within 6 months	2,147.1	2.60	2,432.7	4.66
After 6 months but within 1 year	2,266.1	3.35	1,033.6	4.56
After 1 but within 2 years	325.2	2.99	158.4	3.74
After 2 but within 3 years	63.8	3.46	37.0	3.54
After 3 years	79.1	3.71	43.9	4.03

Total	4,881.3	3.00	3,705.6	4.57

Total deposits	$14,269.4	1.47%	$8,880.6	2.40%

Time deposits issued in amounts of $100,000 or more totaled $1.4 billion and $1.0 billion at December 31, 2008 and 2007, respectively. Non-interest-bearing deposit overdrafts totaling $15.3 million and $7.3 million at December 31, 2008 and 2007, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2008	2007	2006
Savings, interest-bearing checking and money market	$78.5	$47.5	$49.6
Time	183.6	166.1	130.5

Total interest expense	$262.1	$213.6	$180.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 10—Borrowings

People’s United Financial’s borrowings as of December 31, 2008 are as follows (none at December 31, 2007):

As of December 31, 2008 (dollars in millions)	Amount	Weighted Average Rate
Repurchase agreements maturing within 1 month	$156.7	0.69%

Fixed rate FHLB advances maturing:
After 1 but within 2 years	8.3	3.93
After 2 but within 3 years	1.8	3.96
After 5 years	5.0	2.14

Total FHLB advances	15.1	3.34

Other	16.1	2.52

Total borrowings	$187.9	1.06%

At December 31, 2008, People’s United Bank’s borrowing limit from FHLB of Boston and Federal Reserve Bank of New York advances, and repurchase agreements was $3.2 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a blanket security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

Information concerning People’s United Financial’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2008	2007	2006
Repurchase agreements:
Balance at year end	$156.7	$—	$—
Carrying amount of collateral securities at year end	165.2	—	—
Average outstanding during the year	123.0	—	—
Maximum outstanding at any month end	167.4	—	—
Average interest rate during the year	1.72%	—%	—%

FHLB advances:
Balance at year end	$15.1	$—	$—
Average outstanding during the year	16.2	0.1	47.2
Maximum outstanding at any month end	20.2	0.8	155.0
Average interest rate during the year	5.16%	5.04%	5.15%

Federal funds purchased:
Balance at year end	$—	$—	$4.1
Average outstanding during the year	—	3.3	158.2
Maximum outstanding at any month end	—	9.7	277.9
Average interest rate during the year	—%	5.23%	4.78%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2008	2007	2006
Repurchase agreements	$2.1	$—	$—
FHLB advances	0.8	—	2.4
Federal funds purchased	—	0.2	7.6
Other	0.6	—	—

Total interest expense	$3.5	$0.2	$10.0

NOTE 11—Subordinated Notes

Subordinated notes are summarized as follows:

As of December 31 (in millions)	2008	2007
People’s United Financial:
5.80% fixed rate/floating rate subordinated notes due 2017	$115.0	$—
People’s United Bank:
9.875% fixed rate subordinated notes due 2010	65.5	65.4

Total subordinated notes	$180.5	$65.4

People’s United Financial acquired the 5.80% subordinated notes in connection with the Chittenden acquisition. These subordinated notes, which were issued in February 2007, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. Beginning February 14, 2012, People’s United Financial has the option to redeem some or all of the notes.

The 9.875% subordinated notes represent unsecured general obligations of People’s United Bank with interest payable semi-annually; are subordinated to the claims of depositors and People’s United Bank’s other creditors; and are not redeemable prior to maturity without prior approval of the OTS. For regulatory capital purposes, the 9.875% subordinated notes qualify, up to certain limits, as supplementary (tier 2) capital for People’s United Bank’s total risk-based capital (see Note 14).

NOTE 12—Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2008	2007	2006
Income tax expense:
From continuing operations	$68.0	$75.5	$57.8
From discontinued operations	—	0.8	1.1

Total income tax expense	$68.0	$76.3	$58.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of income tax expense applicable to pre-tax income from continuing operations are summarized in the following table. State income tax expense for the year ended December 31, 2008 reflects People’s United Financial’s expanded geographic franchise following the acquisition of Chittenden. The income tax effects on the components of other comprehensive income (loss) are described in Note 16.

Years ended December 31 (in millions)	2008	2007	2006
Current tax expense:
Federal	$77.7	$81.1	$23.9
State	5.7	0.1	0.1

Total current tax expense	83.4	81.2	24.0
Deferred tax (benefit) expense (1)	(15.4)	(5.7)	33.8

Total income tax expense	$68.0	$75.5	$57.8

(1)	Includes the effect of (decreases) increases in the valuation allowance for state deferred tax assets of $(4.8) million, $4.0 million and $12.3 million in 2008, 2007 and 2006, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense from continuing operations:

Years ended December 31 (dollars in millions)	2008	2007	2006
Expected income tax expense	$72.6	$78.7	$62.8
State income tax, net of federal benefit	3.7	0.1	0.1
Federal income tax credits (1)	(4.0)	—	—
Income from bank-owned life insurance	(3.7)	(3.7)	(3.2)
Tax-exempt interest and dividends received deduction	(3.4)	(0.4)	(0.3)
Other, net	2.8	0.8	(1.6)

Actual income tax expense	$68.0	$75.5	$57.8

Effective income tax rate	32.8%	33.6%	32.2%

(1)	In connection with the acquisition of Chittenden, People’s United Financial acquired $25 million of limited partnership investments to develop and operate affordable housing units for lower income tenants throughout New England. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years).

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.2 billion at December 31, 2008 and expire between 2020 and 2028.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2008	2007
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$63.7	$29.8
State tax net operating loss carryforwards, net of federal tax effect	59.4	53.9
Charitable contribution carryforward	6.9	12.7
Leasing activities	12.7	7.1
Equity-based compensation	11.0	4.3
Pension and other postretirement benefits	9.1	—
Other deductible temporary differences	19.2	13.1

Total deferred tax assets	182.0	120.9
Less valuation allowance for state deferred tax assets	(47.1)	(51.9)

Total deferred tax assets, net of the valuation allowance	134.9	69.0

Deferred tax liabilities:
Acquisition-related deferred tax liabilities	(133.4)	—
Tax over book depreciation	(52.9)	(26.3)
Pension and other postretirement benefits	—	(30.8)
Book over tax income recognized on consumer loans	(5.5)	(6.3)
Mark-to-market and original issue discounts for tax purposes	(6.1)	(5.9)
Other taxable temporary differences	(26.4)	(13.9)

Total deferred tax liabilities	(224.3)	(83.2)

Net deferred tax liability (included in other liabilities)	$(89.4)	$(14.2)

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

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

(in millions)	2008	2007
Balance at January 1	$1.4	$1.0
Unrecognized benefits recorded in the Chittenden acquisition	1.7	—
Additions for tax positions taken in the current year	0.2	0.4
Additions for tax positions taken in prior years	—	—
Reductions for tax positions taken in prior years	(0.3)	—
Reductions attributable to audit settlements/lapse of statue of limitations	—	—

Balance at December 31	$3.0	$1.4

If recognized, the unrecognized income tax benefits at December 31, 2008 would minimally affect People’s United Financial’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.5 million and $0.1 million at December 31, 2008 and 2007, respectively. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits in interest expense in the Consolidated Statement of Income. Penalties, if incurred, would be recognized as a component of income tax expense.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial does not have any foreign operations and therefore is not subject to income taxes in any foreign jurisdictions.

People’s United Financial is no longer subject to either federal or state income tax examinations through 2004. While People’s United Financial is not currently under examination by the Internal Revenue Service, several state examinations have recently commenced. It is not anticipated that the amount of total unrecognized income tax benefits will change significantly within the next twelve months.

NOTE 13—Stockholders’ Equity and Dividends

People’s United Financial, Inc. is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2008, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 347.9 million shares were issued as of December 31, 2008.

In conjunction with establishing the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) in October 2007 (see Note 18), a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At December 31, 2008, 3.2 million shares, which have been classified as treasury stock in the Consolidated Statements of Condition, were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) subsequent to the second-step conversion (see Notes 2 and 17). In April 2007, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2008, a total of 9.8 million shares of People’s United Financial common stock, with a contra-equity balance of $202.4 million, have not been allocated or committed to be released.

In April 2008, People’s United Financial’s Board of Directors approved an initial repurchase of up to 5%, or approximately 17.3 million shares, of its common stock outstanding as of April 17, 2008. The shares are expected to be purchased in the open market or in privately negotiated transactions. Share purchases will be effected at management’s discretion, depending on management’s assessment of the desirability of alternative uses for the company’s capital, the market for the company’s common stock, the company’s cash flow and capital levels, and economic conditions. The repurchase program is expected to be partially funded by dividends paid by People’s United Bank to its parent, People’s United Financial. As of December 31, 2008, no shares had been repurchased.

Dividends declared and paid per common share (other than shares on which People’s Mutual Holdings waived receipt of dividends prior to completing the second-step conversion in April 2007) totaled $0.58, $0.52 and $0.46 for the years ended December 31, 2008, 2007 and 2006, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2008, 2007 and 2006 was 139.8%, 87.0% and 48.3%, respectively.

As a federally-chartered stock savings bank, People’s United Bank’s ability to make capital distributions directly or indirectly to its shareholder, such as cash dividends, is governed by OTS regulations. As the subsidiary of a savings and loan holding company, People’s United Bank currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(including any proposed capital distribution) for the applicable calendar year exceeds net income (as determined under generally accepted accounting principles) for that year to date plus the retained net income for the preceding two years, then People’s United Bank must file an application to receive the approval of the OTS for a proposed capital distribution. The term “retained net income” as defined by the OTS means People’s United Bank’s net income for each year, less the amount of capital distributions declared in each such year.

People’s United Bank may not pay dividends to its shareholder if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OTS notified People’s United Bank that it was in need of more than normal supervision. See Note 14 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In 2008, People’s United Bank’s paid $1.8 billion in dividends to its parent, People’s United Financial, which may be used for general corporate purposes, including the payment of dividends to People’s United Financial’s shareholders and the stock repurchase program discussed above. As a result, such amounts reduced People’s United Bank’s regulatory capital. At December 31, 2008, People’s United Bank’s retained net income (deficit), as defined by the OTS, totaled $(1.7) billion.

NOTE 14—Regulatory Capital Requirements

OTS regulations require federally-chartered savings banks to meet three minimum capital ratios: (i) a tangible capital ratio of 1.5% (calculated as tangible capital to adjusted total assets); (ii) a leverage (core) capital ratio of 4.0% (calculated as core capital to adjusted total assets); and (iii) a total risk-based capital ratio of 8.0% (calculated as total risk-based capital to total risk-weighted assets).

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized. Generally, a bank is considered well-capitalized if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2008 and 2007, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2008 and 2007 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. The decrease in these ratios from December 31, 2007 primarily reflects (i) the reduction in People’s United Bank’s regulatory capital due to the $1.8 billion in dividends that People’s United Bank has paid to its parent, People’s United Financial, in 2008, and (ii) increases in People’s United Bank’s adjusted total assets and its total risk-weighted assets, both as a result of the Chittenden acquisition. At December 31, 2008 and 2007, People’s United Bank’s adjusted total assets, as defined, totaled $18.0 billion and $12.1 billion, respectively, and its total risk-weighted assets, as defined, totaled $14.7 billion and $9.0 billion, respectively. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

				OTS Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tangible capital	$1,801.8	(1)	10.0%	n/a	n/a	$270.0	1.5%
Leverage (core) capital	1,801.8	(1)	10.0	$900.1	5.0%	720.1	4.0
Risk-based capital:
Tier 1	1,801.8	(1)	12.2	883.0	6.0	588.7	4.0
Total	1,968.0	(2)	13.4	1,471.7	10.0	1,177.3	8.0

As of December 31, 2007
Tangible capital	$2,903.8	(1)	24.1%	n/a	n/a	$180.8	1.5%
Leverage (core) capital	2,903.8	(1)	24.1	$602.6	5.0%	482.1	4.0
Risk-based capital:
Tier 1	2,903.8	(1)	32.3	539.4	6.0	359.6	4.0
Total	3,001.0	(2)	33.4	899.0	10.0	719.2	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net unrealized gains and losses on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 15—Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS:

Years ended December 31 (in millions, except per share data)	2008	2007	2006
Income from continuing operations	$139.5	$149.2	$121.7
Income from discontinued operations	—	1.5	2.3

Net income	$139.5	$150.7	$124.0

Average common shares outstanding for basic EPS	329.3	290.8	297.4
Effect of dilutive stock options and unvested stock awards	1.4	1.5	1.5

Average common and common-equivalent shares for diluted EPS	330.7	292.3	298.9

Basic EPS:
Income from continuing operations	$0.42	$0.52	$0.41
Income from discontinued operations	—	—	0.01
Net income	0.42	0.52	0.42

Diluted EPS:
Income from continuing operations	$0.42	$0.52	$0.40
Income from discontinued operations	—	—	0.01
Net income	0.42	0.52	0.41

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share for 2008 and 2007 (not applicable in 2006). A total of 9.3 million and 10.3 million anti-dilutive stock options and unvested stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2008 and 2007, respectively (none in 2006).

NOTE 16—Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, and (ii) net unrealized gains or losses on securities available for sale and on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for 2008, 2007 and 2006 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2008	2007	2006
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(106.0)	$(27.3)	$(44.1)
Net unrealized gain (loss) on derivatives accounted for as cash flow hedges	26.8	8.6	(4.0)
Net unrealized gain on securities available for sale	3.8	0.1	0.1

Total accumulated other comprehensive loss	$(75.4)	$(18.6)	$(48.0)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the changes in the components of People’s United Financial’s other comprehensive income (loss):

Year ended December 31, 2008 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	$(121.0)	$42.5	$(78.5)
Reclassification adjustment for net actuarial loss included in net income	1.7	(0.6)	1.1

Net actuarial loss	(119.3)	41.9	(77.4)

Prior service cost on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	(0.5)	0.2	(0.3)
Reclassification adjustment for prior service credit included in net income	(0.4)	0.2	(0.2)

Prior service cost	(0.9)	0.4	(0.5)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(119.8)	42.1	(77.7)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	4.9	(1.2)	3.7

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	23.9	(8.4)	15.5
Reclassification adjustment for net realized losses included in net income	4.1	(1.4)	2.7

Net unrealized gains	28.0	(9.8)	18.2

Other comprehensive loss	$(86.9)	$31.1	$(55.8)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Year ended December 31, 2007 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain adjustment arising during the year	$18.9	$(6.6)	$12.3
Reclassification adjustment for net actuarial loss included in net income	4.5	(1.6)	2.9

Net actuarial gain	23.4	(8.2)	15.2

Prior service credit on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	2.1	(0.7)	1.4
Reclassification adjustment for prior service credit included in net income	(0.1)	—	(0.1)

Prior service credit	2.0	(0.7)	1.3

Reclassification adjustment for transition obligation on other postretirement benefits included in net income:	0.4	(0.1)	0.3

Net actuarial gain, prior service credit and transition obligation	25.8	(9.0)	16.8

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	16.4	(5.8)	10.6
Reclassification adjustment for net realized losses included in net income	3.1	(1.1)	2.0

Net unrealized gains	19.5	(6.9)	12.6

Other comprehensive income	$45.3	$(15.9)	$29.4

Year ended December 31, 2006 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	$1.9	$(0.7)	$1.2
Reclassification adjustment for net realized losses included in net income	27.3	(9.6)	17.7

Net unrealized gains	29.2	(10.3)	18.9

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(6.7)	2.3	(4.4)
Reclassification adjustment for net realized losses included in net income	0.8	(0.3)	0.5

Net unrealized losses	(5.9)	2.0	(3.9)

Minimum pension liability adjustment	0.6	(0.2)	0.4

Other comprehensive income	$23.9	$(8.5)	$15.4

NOTE 17—Employee Benefit Plans

People’s United Financial Employee Pension and Other Postretirement Benefits Plans

People’s United Financial maintains a qualified noncontributory defined benefit pension plan that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s United Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average.

New employees of People’s United Bank starting on or after August 14, 2006 are not eligible to participate in the defined benefit pension plan. Instead, People’s United Financial makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the covered employee’s eligible compensation. Employee eligibility for this contribution is restricted to those employees who are at least 21 years of age and have worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to receive this contribution as long as they meet these requirements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In addition, People’s United Financial maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefits.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires, among other things, that an employer recognize the funded status of its pension and other postretirement benefit plans in its statement of financial position. The funded status is measured as the difference between the fair value of plan assets and the applicable benefit obligation, which is the projected benefit obligation for the pension plans and the accumulated postretirement benefit obligation for the postretirement plan. People’s United Financial adopted these provisions of SFAS No. 158 effective December 31, 2006. SFAS No. 158 also requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end (eliminating the use of earlier measurement dates), effective for fiscal years ending after December 15, 2008.

Accordingly, on January 1, 2008, People’s United Financial adopted the measurement date transition provisions of SFAS No. 158. In doing so, People’s United Financial performed a measurement of plan assets and benefit obligations as of January 1, 2008 and recorded the net periodic benefit cost for the period between the measurement date used for purposes of 2007 year-end reporting (September 30, 2007) and December 31, 2007 as an adjustment, net of tax, to the opening balance of retained earnings as of January 1, 2008. Other changes in the fair value of plan assets and the benefit obligations for the period between September 30, 2007 and December 31, 2007 were recognized, net of tax, as a separate adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. Application of the transition provisions of SFAS No. 158 on January 1, 2008 resulted in People’s United Financial recording a pre-tax reduction in retained earnings of $0.4 million ($0.3 million net of tax) and a pre-tax increase in accumulated other comprehensive loss of $1.6 million ($1.0 million net of tax).

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2009, no employer contributions are expected to be made for the qualified plan. Employer contributions for 2009 are expected to total $2.7 million for all of the unfunded supplemental pension plans and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans. Expected future net benefit payments for the pension plans as of December 31, 2008 are: $9.3 million in 2009; $10.2 million in 2010; $10.1 million in 2011; $13.8 million in 2012; $13.8 million in 2013; and an aggregate of $75.8 million in 2014 through 2018. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2008 are: $1.1 million in 2009; $1.1 million in 2010; $1.1 million in 2011; $1.0 million in 2012; $0.9 million in 2013; and an aggregate of $4.2 million in 2014 through 2018.

While The Pension Protection Act of 2006 had some effect on specific plan provisions in People’s United Financial’s retirement program, its primary effect was to change the minimum funding requirements for plan years beginning in 2008.

The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) have been recognized in People’s United Financial’s postretirement benefits plan in 2008 and 2007 in accordance with the guidance provided in FASB Staff Position FAS 106-2. The prescription drug benefit provided by People’s United Financial for certain retirees is at least actuarially equivalent to the benefit provided under the Act.

The following table summarizes changes in the benefit obligations and plan assets for (i) the pension plans (combining the funded plan and the unfunded supplemental plans), and (ii) the other postretirement benefits plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

in the Consolidated Statements of Condition. As a result of the adoption of the measurement date provisions of SFAS No. 158 on January 1, 2008, all plans now have a December 31 measurement date that coincides with People’s United Financial’s year end. However, for 2007, People’s United Financial used a measurement date of September 30 for plan accounting purposes and, accordingly, changes in benefit obligations and plan assets are presented in the table for the twelve-month period ended September 30, 2007. Changes in benefit obligations and plan assets presented in the table for 2008 are for the fifteen-month period from September 30, 2007 to December 31, 2008. Plan assets for the funded plan of $231.2 million as of December 31, 2008 exceeded both the related accumulated benefit obligation of $207.5 million and the projected benefit obligation of $230.9 million at that date.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Benefit obligations: (1)
Beginning of year/period	$231.9	$227.5	$11.1	$11.2
Transition period:
Service cost	2.1	—	—	—
Interest cost	3.6	—	0.2	—
Actuarial gain	(7.2)	—	(0.2)	—
Benefits paid	(1.8)	—	(0.2)	—
Service cost	8.0	8.3	0.2	0.2
Interest cost	14.9	13.4	0.6	0.6
Plan amendments	0.5	(2.1)	—	—
Actuarial loss (gain)	21.4	(8.3)	(0.2)	(0.1)
Actuarial loss due to Medicare subsidy	—	—	0.1	—
Benefits paid	(8.1)	(6.9)	(0.8)	(0.8)
Curtailments	(1.3)	—	—	—

End of year/period	264.0	231.9	10.8	11.1

Fair value of plan assets:
Beginning of year/period	309.0	282.0	—	—
Transition period:
Actual loss on assets	(3.5)	—	—	—
Employer contributions	0.3	—	0.2	—
Benefits paid	(1.8)	—	(0.2)	—
Actual (loss) return on assets	(66.3)	32.8	—	—
Employer contributions	1.6	1.1	0.8	0.8
Benefits paid	(8.1)	(6.9)	(0.8)	(0.8)

End of year/period	231.2	309.0	—	—

Funded status at September 30, 2007		77.1		(11.1)
Fourth quarter 2007 contributions		0.3		0.2

Funded status at end of year	$(32.8)	$77.4	$(10.8)	$(10.9)

Amounts recognized in the consolidated statements of condition:
Other assets	$0.3	$107.8	$—	$—
Other liabilities	(33.1)	(30.4)	(10.8)	(10.9)

Funded status at end of year	$(32.8)	$77.4	$(10.8)	$(10.9)

(1)	Represents the projected benefit obligations for the pension plans and the accumulated benefit obligation for the postretirement plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the accumulated and projected benefit obligations for the funded and unfunded pension plans at the respective measurement dates:

	Pension Benefits
(in millions)	At December 31, 2008	At September 30, 2007

Accumulated benefit obligations:
Funded plan	$207.5	$180.4
Unfunded plans	30.0	27.0

Total	$237.5	$207.4

Projected benefit obligations:
Funded plan	$230.9	$201.2
Unfunded plans	33.1	30.7

Total	$264.0	$231.9

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit (income) expense:
Service cost	$8.0	$8.3	$7.9	$0.2	$0.2	$0.2
Interest cost	14.9	13.4	12.1	0.6	0.6	0.6
Expected return on plan assets	(24.5)	(22.3)	(14.1)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.4	0.4	0.4
Recognized net actuarial loss	1.7	4.5	6.4	—	—	—
Recognized prior service (credit) cost	(0.2)	0.1	0.1	(0.2)	(0.2)	(0.2)
Curtailments	(1.3)	—	—	—	—	—

Net periodic benefit (income) expense	(1.4)	4.0	12.4	1.0	1.0	1.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss (gain)	110.7	(23.3)	—	(0.3)	(0.1)	—
Transition obligation	—	—	—	(0.6)	(0.4)	—
Prior service (credit) cost	0.6	(2.2)	—	0.3	0.2	—

Total recognized in other comprehensive income or loss	111.3	(25.5)	—	(0.6)	(0.3)	—

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$109.9	$(21.5)	$12.4	$0.4	$0.7	$1.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2008	2007	2008	2007
Net actuarial loss	$155.8	$43.5	$0.2	$0.5
Transition obligation	—	—	1.4	1.9
Prior service credit	(1.5)	(2.2)	(1.4)	(1.7)

Total accumulated other comprehensive loss	$154.3	$41.3	$0.2	$0.7

In 2009, approximately $5.7 million and $0.2 million in net actuarial losses and prior service credit, respectively, are expected to be recognized as components of net periodic pension cost for the funded and unfunded plans, and approximately $0.4 million and $0.2 million in net transition obligation and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the other postretirement benefit plans.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.10%	6.40%	6.00%	6.10%	6.40%	6.00%
Rate of compensation increase	3.50	3.50	3.50	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.60%	6.00%	5.75%	6.60%	6.00%	5.75%
Expected return on plan assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	3.50	3.50	3.50	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	9.00%	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2017	2014	2013

n/a—not applicable

(1)	Changes in the periodic benefit cost and the benefit obligation from a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In developing an expected long-term rate of return on asset assumption for the funded pension plan, People’s United Financial considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 8.25%, which is intended to reflect expected asset returns over the life of the related pension benefits expected to be paid. The discount rate reflects the current rates available on long-term high-quality fixed-income debt instruments, and is reset annually on the measurement date. To determine the discount rate, People’s United Financial reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments under the pension and postretirement plans.

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
	At December 31, 2008	At September 30, 2007
Equity securities	51%	61%
Cash and fixed income securities	49	39

Total	100%	100%

People’s United Financial’s retirement plan investment policy includes the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash reserves	3	1 - 5
Equity securities	64	50 - 76
Fixed income securities	33	27 - 39

The change in plan asset mix from September 30, 2007 to December 31, 2008 was in direct response to the extreme volatility experienced in the equity markets during that period. Pension assets were redirected from equity securities to fixed income securities with the primary objective of preserving asset value. This resulted in a cash and fixed income allocation at December 31, 2008 that is outside of the plan’s asset allocation guidelines.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a qualified noncontributory defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. At December 31, 2008, the fair value of plan assets totaled $76.8 million and the projected benefit obligation totaled $66.6 million resulting in a funded status of $10.2 million, which has been recognized in the Consolidated Statements of Condition. A discount rate of 6.00% was used in determining the related pension obligation at December 31, 2008 and pre-tax net actuarial losses totaling $8.8 million ($5.6 million net of tax) were included in accumulated other comprehensive loss at that date. Net periodic benefit income for this plan totaled $1.3 million for the year ended December 31, 2008. In 2009, net periodic benefit income is expected to be approximately $1.4 million. The weighted average assumptions used to determine 2008 net periodic benefit income were (i) a discount rate of 6.25%, and (ii) an expected long-term rate of return on plan assets of 6.50%. In 2009, no employer contributions are expected to be made for this plan. Expected future net benefit payments for this plan as of December 31, 2008 are: $5.4 million in 2009; $4.6 million in 2010; $4.3 million in 2011; $4.7 million in 2012; $5.3 million in 2013; and an aggregate of $24.0 million in 2014 through 2018.

Employee Stock Ownership Plan

People’s United Financial established the ESOP subsequent to the second-step conversion (see Note 2). In April 2007, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which for the years ended December 31, 2008 and 2007 totaled $5.9 million and $4.2 million, respectively. At December 31, 2008, the loan balance totaled $208.1 million.

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

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 696,905 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2008, a total of 9,756,670 shares of People’s United Financial common stock, with a fair value of $174.0 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital (if fair value exceeds cost) or retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $6.0 million and $6.3 million for the years ended December 31, 2008 and 2007, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Employee Savings Plans

People’s United Financial sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, effective January 1, 2009 employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. People’s United Financial may increase the amount of its matching contribution to 5% of pre-tax compensation if certain bankwide performance objectives are met. Participants vest immediately in their own contributions and after one year in People’s United Financial contributions. A supplemental savings plan has also been established for certain senior officers. Expense recognized for the 401(k) and supplemental savings plans totaled $5.7 million, $6.4 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to the plan described above, People’s United Financial maintained, throughout 2008, a savings plan that covered former Chittenden employees. Expense related to this plan totaled $7.4 million for the year ended December 31, 2008. This plan was merged with and into the People’s United Financial’s employee savings plan in the first quarter of 2009.

NOTE 18—Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) and the predecessor 1998 Long-Term Incentive Plan (the “1998 Incentive Plan”) (together the “Incentive Plans”) provide for awards to officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) stock appreciation rights, restricted stock and performance units. A total of 10,000,000 shares of People’s United Financial common stock are reserved for issuance under the 2008 Incentive Plan. At December 31, 2008, a total of 9,840,196 reserved shares remain available for future awards.

Non-statutory stock options have been granted under the Incentive Plans at exercise prices equal to the fair value of People’s United Financial common stock at the grant dates. Option expiration dates are fixed at the grant date, with a maximum term of ten years. Options granted under the Incentive Plans generally vest 50% after two years, 75% after three years and 100% after four years. All options become fully exercisable in the event of a change of control, as defined in the Incentive Plans.

People’s United Financial has also granted restricted stock awards under the Incentive Plans. Employees become fully vested in these shares generally after a three- or four-year period, with requisite service conditions and no performance-based conditions to such vesting. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plans. During the vesting period, dividends are accrued on the restricted stock and the recipients are entitled to vote these restricted shares. The fair value of all restricted stock awards is measured at the grant date based on quoted market prices.

Recognition and Retention Plan and Stock Option Plan

The People’s United Financial 2007 Recognition and Retention Plan and 2007 Stock Option Plan (together the “2007 Plans”) provide for awards to directors, officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) restricted stock. Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2008, a total of 3,174,447 shares and 5,981,087 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

Non-statutory stock options are granted under the 2007 Plans at exercise prices equal to the fair value of People’s United Financial’s common stock at the grant date. The fair value of all restricted stock awarded under the 2007 Plans is measured at the grant date based on quoted market prices. All restricted stock and stock options awarded vest 20% per year over a five year period with requisite service conditions and no performance-based conditions to such vesting. As defined in the 2007 Plans, 45% of certain awards become vested upon the death or disability of the award recipient and 55% of these awards are forfeited upon the death or disability of the award recipient. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares.

Stock Options Granted

People’s United Financial granted 549,390 stock options in 2008 under the Incentive Plans, and 323,413 stock options in 2007 and 552,060 stock options in 2006 under the 1998 Long-Term Incentive Plan. The estimated weighted-average grant-date fair value of options granted in 2008, 2007 and 2006 was $2.99 per option, $4.35 per option and $3.09 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.5% in 2008, 2.3% in 2007 and 2.8% in 2006; expected volatility rate of 24% in 2008, 21% in 2007 and 23% in 2006; risk-free interest rate of 2.9% in 2008, 4.6% in 2007 and 4.6% in 2006; and expected option life of approximately 5 years in 2008, 2007 and 2006.

People’s United Financial granted 1,213,175 stock options in 2008 and 9,935,186 stock options in 2007 to directors, key executive officers and employees under the 2007 Plans. The estimated weighted-average grant-date fair value of options granted under the 2007 Plans was $2.98 per option in 2008 and $3.38 per option in 2007, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.4% in 2008 and 3.0% in 2007; expected volatility rate of 24% in 2008 and 22% in 2007; risk-free interest rate of 3.0% in 2008 and 4.1% in 2007; and expected option life of approximately 5 years in both 2008 and 2007.

In arriving at the grant date fair value of stock options using the Black-Scholes option-pricing model, expected volatilities were based on the historical volatilities of People’s United Financial traded common stock. The expected term of stock options represents the period of time that options granted are expected to be outstanding. People’s United Financial used historical data to estimate voluntary suboptimal (early) exercises by continuing employees, and estimates of post-vest option exercise or forfeiture by terminated employees. Suboptimal exercise data and employee termination estimates are incorporated into Monte Carlo simulations of People’s United Financial common stock prices to calculate the expected term. The risk-free interest rate approximated the U.S. Treasury rate curve matched to the expected option term at the time of the grant.

Expense relating to stock options granted is recognized on a straight-line basis generally over the applicable option vesting period and totaled $6.0 million, $1.5 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.8% per year over the vesting period, totaled $20.2 million at December 31, 2008, and is expected to be recognized over the remaining weighted-average vesting period of 3.8 years. The total intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $14.9 million, $3.9 million and $4.8 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of stock option activity under the 2008 Incentive Plan, the 1998 Incentive Plan, and the 2007 Stock Option Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,977,547	$7.69
Granted	552,060	14.96
Forfeited	(6,804)	14.91
Exercised	(529,937)	6.61

Options outstanding at December 31, 2006	2,992,866	9.20

Granted	10,258,599	18.01
Forfeited	(13,503)	17.43
Exercised	(341,521)	7.52

Options outstanding at December 31, 2007	12,896,441	16.24

Granted	1,762,565	16.92
Forfeited	(2,007,114)	18.08
Exercised	(2,252,405)	11.18

Options outstanding at December 31, 2008	10,399,487	$17.10	8.6	$7.6

Options exercisable at December 31, 2008	2,610,944	$15.38	7.8	$6.4

Additional information concerning options outstanding and options exercisable at December 31, 2008 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$ 4.78 – $ 5.31	86,453	4.0	$5.21	86,453	$5.21
5.45 – 9.63	350,480	4.9	9.07	350,480	9.07
12.02 – 17.76	3,924,892	8.6	16.27	1,037,397	15.25
18.10 – 21.63	6,037,662	8.9	18.28	1,136,614	18.22

Excess income tax benefits of $3.2 million, $2.0 million and $2.1 million were classified as a cash flow from financing activity in the Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the 2008 Incentive Plan, the 1998 Incentive Plan, and the 2007 Recognition and Retention Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2005	694,634	$8.92
Granted	553,507	15.98
Forfeited	(33,810)	10.24
Vested	(275,633)	6.96

Unvested restricted shares outstanding at December 31, 2006	938,698	13.61

Granted	4,378,574	18.07
Forfeited	(17,274)	15.51
Vested	(225,600)	9.61

Unvested restricted shares outstanding at December 31, 2007	5,074,398	17.63

Granted	895,681	17.00
Forfeited	(949,732)	18.07
Vested	(1,461,756)	17.00

Unvested restricted shares outstanding at December 31, 2008	3,558,591	$17.61

Straight-line amortization of unvested restricted stock awards resulted in expense of $15.2 million, $6.3 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.6% per year over the vesting period, totaled $51.0 million at December 31, 2008, and is expected to be recognized over the remaining weighted-average vesting period of 3.5 years. The total fair value of restricted stock awards vested in the years ended December 31, 2008, 2007 and 2006 was $24.2 million, $4.8 million and $4.1 million, respectively.

Directors’ Equity Compensation Plan

The People’s United Financial, Inc. Directors’ Equity Compensation Plan (“Directors’ Equity Plan”) provides for an annual award of shares of People’s United Financial common stock with a fair value of $95,000 to each non-employee director immediately following each annual meeting of shareholders. Shares of People’s United Financial common stock issued pursuant to the Directors’ Equity Plan are not transferable until the third anniversary of the grant date or, if earlier, upon the director’s cessation of service. A total of 892,500 shares of People’s United Financial common stock are reserved for issuance under the Directors’ Equity Plan.

In April 2008, directors were granted a total of 53,500 shares of People’s United Financial common stock with a grant date fair value of $17.41 per share. No grants were made to directors under the Directors Equity Plan in 2007. Expense totaling $0.9 million, $0.2 million and $0.9 million was recognized for the years ended December 31, 2008, 2007 and 2006, respectively, for the Directors’ Equity Plan. At December 31, 2008 a total of 371,525 shares remain available for issuance.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—Financial Instruments

In the normal course of business, People’s United Financial is a party to both on-balance-sheet and off-balance-sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the Consolidated Statements of Condition. The contractual amounts of off-balance-sheet instruments reflect the extent of People’s United Financial’s involvement in particular classes of financial instruments.

A summary of the contractual or notional amounts of People’s United Financial’s financial instruments follows:

As of December 31 (in millions)	2008	2007
Lending-Related Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Consumer	$2,721.2	$1,787.7
Commercial	1,690.8	1,123.7
Commercial real estate	637.1	672.6
Residential mortgage	136.0	33.6
Letters of credit	146.0	73.9

Derivative Financial Instruments: (2)
Interest rate floors	600.0	700.0
Foreign exchange contracts	11.6	13.1
Interest rate swaps:
For market risk management	6.4	6.7
For commercial customers:
Customer	60.3	—
Counterparty	60.3	—
Forward commitments to sell residential mortgage loans	48.6	26.2
Interest rate-lock commitments on residential mortgage loans	49.8	26.2

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrower does not meet contractual repayment obligations, and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

Lending-Related Instruments

The contractual amounts of People’s United Financial lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s United Financial’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s United Financial’s lending-related financial instruments is similar to the distribution of its loan portfolio, as described in Note 6.

People’s United Financial issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s United Financial to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and is secured in a manner

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s United Financial would have to fulfill the terms of the letter of credit. The fair value of People’s United Financial’s obligations relating to $138.9 million of stand-by letters of credit at December 31, 2008 was $0.3 million, which is included in other liabilities in the Consolidated Statements of Condition. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

A commercial letter of credit is normally a short-term instrument issued by a financial institution on behalf of its customer. The letter of credit authorizes a beneficiary to draw drafts on the financial institution or one of its correspondent banks, provided the terms and conditions of the letter of credit have been met. In issuing a commercial letter of credit, the financial institution has substituted its credit standing for that of its customer. After drafts are paid by the financial institution, the customer is charged or an obligation is created under an existing reimbursement agreement. An advance under a reimbursement agreement is recorded as a loan by the financial institution and is subject to terms and conditions similar to other commercial obligations. At December 31, 2008, People’s United Financial had issued $7.1 million of commercial letters of credit.

Derivative Financial Instruments

People’s United Financial uses derivative financial instruments primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. Credit risk associated with these instruments is controlled and monitored though policies and procedures governing collateral management and credit approval. Under netting arrangements collateral is obtained, when appropriate, through physical delivery of securities or cash to reduce People’s United Financial’s exposure to credit losses in the event of non-performance by the counterparties to these transactions. People’s United Financial also controls its counterparty risk by entering into arrangements only with highly-rated counterparties that are specifically approved by People’s United Financial up to a maximum credit exposure. People’s United Financial’s counterparty credit exposure on its outstanding derivative contracts, after considering the effect of bilateral netting arrangements and posted collateral, totaled $22.6 million and $24.0 million at December 31, 2008 and 2007, respectively.

People’s United Financial’s principal derivative positions outstanding at December 31, 2008 and 2007 were interest rate floors that are accounted for as cash flow hedges relating to certain floating-rate commercial loans that reprice based on the one-month LIBOR-index rate. To a much lesser extent, People’s United Financial engages in derivative transactions (interest rate swaps) that are accounted for as fair value hedges. Hedge ineffectiveness recorded in 2008, 2007 and 2006 was insignificant.

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

The change in fair value of a derivative that is highly effective, and is designated and qualifies as a cash flow hedge, is recorded in accumulated other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. The fair value of interest rate floors at December 31,

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2008 reflected the unamortized premium and unrealized gain (with a corresponding credit to accumulated other comprehensive loss, after applicable taxes). The pre-tax unrealized gain of $41.3 million reflected in accumulated other comprehensive loss at December 31, 2008 represented the changes in fair value resulting from decreases in interest rates since the original dates the interest rate floors were purchased. Interest rate floors outstanding at December 31, 2008 have a fair value of $46.3 million and mature in 2011.

The group of individual transactions being hedged is People’s United Financial’s one-month Libor-index commercial loan monthly interest cash flows. People’s United Financial has identified the hedged forecasted transaction as the first one-month Libor-index interest payments received on commercial loans. These are individual transactions that share the same risk exposure, because the interest payments received on the one-month Libor-index commercial loans are subject to interest rate risk related to changes in the one-month Libor rate. The occurrence of one-month Libor interest payment cash flows is probable, and the prepayment of a given loan is not expected to have an effect on the hedging relationship, as the aggregate principal balance of the one-month Libor-index rate commercial loan portfolio underlying the interest payments is maintained at an amount sufficiently greater than the notional amount of the interest rate floors.

Interest Rate Swaps

People’s United Financial has also entered into pay fixed/receive floating swaps, which are accounted for as fair value hedges. These swaps hedge the change in fair value of fewer than five fixed-rate commercial real estate loans from rising interest rates. Under interest rate swaps, People’s United Financial agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount.

The change in fair value of a derivative that is highly effective, and is designated and qualifies as a fair value hedge, is recorded in earnings. The change in fair value of the hedged asset or liability is also recorded in earnings. People’s United Financial’s liability at December 31, 2008 of $0.8 million represented the unrealized losses at that date on these fair value hedges. The notional amount of interest rate swaps outstanding at December 31, 2008 mature in 2012 ($4.4 million) and 2016 ($2.0 million).

The net effect of interest rate floors and interest rate swaps was to increase net interest income by $10.0 million for the year ended December 31, 2008 and decrease net interest income by $3.1 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively.

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

Forward Commitments to Sell Residential Mortgage Loans and Related Interest Rate-Lock Commitments

People’s United Financial enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (substantially all to be sold servicing released) in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s United Financial delivers originated loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s United

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financial’s inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s United Financial will commit to an interest rate on a mortgage loan application at a time after the application is approved by People’s United Financial. Fixed-rate residential mortgage loan commitments on held-for-portfolio loans totaled $0.6 million (interest rates from 4.25% to 5.38%) at December 31, 2008 and $0.7 million (interest rates from 5.63% to 6.38%) at December 31, 2007. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives and are reflected in the Consolidated Statements of Condition at fair value. See Note 21.

The following is a summary of certain information concerning derivative financial instruments utilized by People’s United Financial for market risk management purposes:

As of December 31 (dollars in millions)	2008	2007
Interest Rate Floors:
Notional principal amounts	$600.0	$700.0
Weighted average strike rate	5.00%	5.00%
Weighted average remaining term to maturity (in months)	25	37
Fair value recognized as an asset	$46.3	$27.6

Interest Rate Swaps:
Notional principal amounts	$6.4	$6.7
Weighted average interest rates:
Pay fixed (receive floating)	5.60%(1.90%)	5.59%(5.23%)
Weighted average remaining term to maturity (in months)	52	65
Fair value recognized as a liability	$0.8	$0.4

Foreign Exchange Contracts:
Notional principal amounts	$11.6	$13.1
Weighted average remaining term to maturity (in months)	1	1
Fair value recognized as an asset	$—	$0.1
Fair value recognized as a liability	0.5	—

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. People’s United Financial recognized a $1.2 million charge that is included in other non-interest expense in the Consolidated Statements of Income to reduce this receivable to the amount currently estimated to be realizable.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The following table summarizes certain information concerning these interest rate swaps:

As of December 31, 2008	Interest Rate Swaps
(dollars in millions)	Customer	Counterparty
Notional principal amounts	$60.3	$60.3
Weighted average interest rates:
Pay fixed (receive floating)	1.90%(3.93%)	3.84%(1.90%)
Weighted average remaining term to maturity (in months)	124	124
Fair value:
Recognized as an asset	$7.3	$—
Recognized as a liability	—	6.9

NOTE 20—Legal Proceedings and Lease Commitments

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

On May 23, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The complaint, which also names BNY Mellon LLC as a defendant, alleges that the plaintiffs were damaged by BNY Mellon’s loss of unencrypted electronic data including personal information about the plaintiffs. BNY Mellon served as the conversion agent in connection with the second-step conversion in 2007, pursuant to which People’s United Bank became a wholly-owned subsidiary of People’s United Financial.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect the financial condition or results of operations of People’s United Financial in any future period.

In the normal course of business, People’s United Financial is also subject to various other legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition and results of operations will not be affected materially as a result of the outcome of these legal proceedings.

Lease Commitments

At December 31, 2008, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2032. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2008 were: $31.5 million in 2009; $31.1 million in 2010; $25.9 million in 2011; $17.8 million in 2012; $14.8 million in 2013; and an aggregate of $68.8 million in 2014 through 2032. Rent expense under operating leases totaled $27.3 million, $18.1 million and $17.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 21—Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	2008		2007
As of December 31 (in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$1,483.9	$1,483.9	$3,384.2	$3,384.2
Securities (1)	1,901.7	1,901.7	61.5	61.5
Securities purchased under agreements to resell	—	—	428.0	428.0
Loans, net	14,408.2	14,598.9	8,877.0	8,885.6
Accrued interest receivable	55.7	55.7	41.9	41.9

Financial liabilities (other than derivatives):
Time deposits	4,881.3	4,926.9	3,705.6	3,703.6
Other deposits	9,388.1	9,388.1	5,175.0	5,175.0
Repurchase agreements	156.7	156.6	—	—
Federal Home Loan Bank advances	15.1	15.1	—	—
Other borrowings	16.1	16.0	—	—
Subordinated notes	180.5	162.6	65.4	72.0
Accrued interest payable	8.8	8.8	3.4	3.4

Derivative financial instruments: (2)
Recognized as an asset:
Interest rate floors	46.3	46.3	27.6	27.6
Interest rate swaps	7.3	7.3	—	—
Foreign exchange contracts	—	—	0.1	0.1
Forward commitments to sell residential mortgage loans	0.5	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	—	—	0.1	0.1
Recognized as a liability:
Interest rate swaps	7.7	7.7	0.4	0.4
Foreign exchange contracts	0.5	0.5	—	—
Forward commitments to sell residential mortgage loans	—	—	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	0.5	0.5	—	—

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(1)	Includes trading account securities of $21.4 million and $18.7 million at December 31, 2008 and 2007, respectively. No other financial instruments in this table were held for trading purposes.
(2)	See Note 19 for a further discussion of derivative financial instruments. People’s United Financial has certain off-balance-sheet financial instruments, as described in Note 19, with carrying amounts that primarily consist of deferred fee income and other accruals. The estimated fair values of these other instruments approximated the carrying amounts, which were not significant.

As stated in Note 1, People’s United Financial adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair values of financial instruments for which it is practicable to estimate fair value, was amended to adopt the SFAS No. 157 definition of fair value. SFAS No. 107 disclosure requirements apply to (i) financial instruments that are measured at fair value on a recurring or non-recurring basis and, therefore, are subject to the disclosure requirements of SFAS No. 157, and (ii) other financial instruments that are not subject to those disclosure requirements. See Note 1 for a discussion of financial instruments measured at fair value on a recurring basis (securities and derivatives) and the methods used to determine the fair value of such instruments.

SFAS No. 107 provides examples of acceptable valuation techniques (when quoted market prices are not available) that might be used to estimate the fair value of financial instruments. These techniques include discounted cash flow analyses and comparison to similar instruments. Such estimates are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

The following is a description of the principal valuation methods used by People’s United Financial for financial instruments other than securities and derivatives, which are discussed in Note 1:

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Borrowings and Subordinated Notes

The fair values of FHLB advances, repurchase agreements and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair values of subordinated notes were based on dealer quotes.

Other Financial Assets and Liabilities

The fair value of securities purchased under agreements to resell was estimated using an independent pricing model. Cash and cash equivalents, and accrued interest receivable and payable have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk.

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

NOTE 22—Business Segment Information

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

As a result of the Chittenden acquisition, People’s United Financial’s business segments have been realigned to correspond with its three core businesses. All business segment results for prior years have been restated to conform to the current presentation.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial’s three primary business segments that represent its core businesses are as follows:

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking, municipal banking and corporate trust.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity) and small business lending.

Wealth Management consists of private banking, trust services, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities and Chittenden Securities, and other insurance services provided through R.C. Knox and Chittenden Insurance Group.

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

FTP is used in the calculation of each business segment’s net interest income, and measures the value of funds used in and provided by a business segment. Under this process, a money desk buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s Treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group. This process results in a difference between total net interest income for the reportable business segments and the amounts reported in the Consolidated Statements of Income; this difference is reflected in the funding center as part of Treasury.

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment. People’s United Financial’s allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment, and corporate overhead costs are allocated to each business segment. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets are reported for each business segment due to management’s reliance, in part, on average balances for purposes of assessing business segment performance. Included in “Other” are assets such as cash, premises and equipment, and other assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The category “Other” includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including $6.9 million of security gains related to the Visa IPO (included in non-interest income for the year ended December 31, 2008), $51.3 million of merger-related expenses and other one-time charges (included in non-interest expense for the year ended December 31, 2008), $5.4 million of security gains related to the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in non-interest income for the year ended December 31, 2007) and the $60.0 million contribution to The People’s United Community Foundation (included in non-interest expense for the year December 31, 2007); income from discontinued operations; and certain income tax benefits.

The following tables provide selected financial information for People’s United Financial’s business segments:

Year ended December 31, 2008 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$266.1	$398.2	$4.4	$668.7	$(166.9)	$134.6	$636.4
Provision for loan losses	18.7	5.5	0.1	24.3	—	1.9	26.2
Non-interest income	76.4	123.7	86.5	286.6	10.4	6.6	303.6
Non-interest expense	175.3	368.3	85.8	629.4	(0.7)	77.6	706.3

Income (loss) before income tax expense (benefit)	148.5	148.1	5.0	301.6	(155.8)	61.7	207.5
Income tax expense (benefit)	50.4	50.3	1.6	102.3	(55.9)	21.6	68.0

Net income (loss)	$98.1	$97.8	$3.4	$199.3	$(99.9)	$40.1	$139.5

Total average assets	$9,289.7	$6,501.0	$294.3	$16,085.0	$3,022.4	$1,265.6	$20,373.0

Year ended December 31, 2007 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$115.9	$264.4	$(0.9)	$379.4	$(29.8)	$137.0	$486.6
Provision for loan losses	10.3	3.6	—	13.9	—	(5.9)	8.0
Non-interest income	25.9	85.9	56.3	168.1	10.6	6.7	185.4
Non-interest expense	61.9	261.5	49.1	372.5	(0.3)	67.1	439.3

Income (loss) from continuing operations before income tax expense (benefit)	69.6	85.2	6.3	161.1	(18.9)	82.5	224.7
Income tax expense (benefit)	24.4	29.8	2.1	56.3	(10.3)	29.5	75.5

Income (loss) from continuing operations	45.2	55.4	4.2	104.8	(8.6)	53.0	149.2
Income from discontinued operations, net of tax	—	—	—	—	—	1.5	1.5

Net income (loss)	$45.2	$55.4	$4.2	$104.8	$(8.6)	$54.5	$150.7

Total average assets	$4,151.0	$4,978.7	$79.7	$9,209.4	$2,890.6	$651.3	$12,751.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Year ended December 31, 2006 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$112.9	$274.5	$(0.5)	$386.9	$(26.2)	$21.7	$382.4
Provision for loan losses	9.7	3.8	—	13.5	—	(10.1)	3.4
Non-interest income	21.2	87.0	55.1	163.3	(18.2)	2.3	147.4
Non-interest expense	52.4	237.7	49.4	339.5	0.5	6.9	346.9

Income (loss) from continuing operations before income tax expense (benefit)	72.0	120.0	5.2	197.2	(44.9)	27.2	179.5
Income tax expense (benefit)	25.2	42.0	1.8	69.0	(18.9)	7.7	57.8

Income (loss) from continuing operations	46.8	78.0	3.4	128.2	(26.0)	19.5	121.7
Income from discontinued operations, net of tax	—	—	—	—	—	2.3	2.3

Net income (loss)	$46.8	$78.0	$3.4	$128.2	$(26.0)	$21.8	$124.0

Total average assets	$3,804.6	$5,193.2	$81.0	$9,078.8	$1,066.4	$637.9	$10,783.1

NOTE 23—Discontinued Operations

On March 5, 2004, People’s United Financial completed the sale of its credit card business, which included $2.0 billion of credit card receivables, as well as the transfer of its related credit card operations and 420 employees, to The Royal Bank of Scotland Group.

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. Recoveries, net of collection costs, totaled $2.3 million and $4.1 million for the years ended December 31, 2007 and 2006, respectively. Recoveries occurring subsequent to the sale and through December 31, 2007 were included in income from discontinued operations in the Consolidated Statements of Income.

Effective January 1, 2008, income from discontinued operations is no longer disclosed separately in the Consolidated Statements of Income as the level of recoveries continues to decline due to the aging and diminishing pool of charged-off accounts.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 24—Parent Company Financial Information

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure (see Note 2). People’s United Financial had not engaged in any business through March 31, 2007; accordingly, the financial information for 2007 covers the period from April 16, 2007 through December 31, 2007.

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2008	2007
Assets:
Cash at bank subsidiary	$1,280.0	$1.0
Short-term investments	—	1,013.2
Securities purchased under agreements to resell	—	428.0
Securities available for sale, at fair value	764.9	—
Goodwill	175.9	—
Investments in subsidiaries:
Bank subsidiary	3,084.8	2,989.2
Non-bank subsidiary	3.2	3.0
Other assets	20.2	18.3

Total assets	$5,329.0	$4,452.7

Liabilities and Stockholders’ Equity:
Subordinated notes	$115.0	$—
Other liabilities	38.5	7.3
Stockholders’ equity	5,175.5	4,445.4

Total liabilities and stockholders’ equity	$5,329.0	$4,452.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF INCOME

(in millions)	Year ended December 31, 2008	For the period April 16, 2007 through December 31, 2007
Revenues:
Interest income:
Short-term investments	$13.8	$0.4
Securities purchased under agreements to resell	7.6	48.3
Securities	4.4	—

Total interest income	25.8	48.7
Dividends from bank subsidiary	1,800.0	206.0
Other non-interest income	0.1	0.1

Total revenues	1,825.9	254.8

Expenses:
Interest on subordinated notes	8.5	—
Contribution to The People’s United Community Foundation	—	60.0
Other non-interest expense	12.6	3.6

Total expenses	21.1	63.6

Income before income tax expense (benefit) and subsidiary distributions in excess of income	1,804.8	191.2
Income tax expense (benefit)	1.7	(5.2)

Income before subsidiary distributions in excess of income	1,803.1	196.4
Subsidiary distributions in excess of income	(1,663.6)	(45.7)

Net income	$139.5	$150.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)	Year ended December 31, 2008	For the period April 16, 2007 through December 31, 2007
Cash Flows from Operating Activities:
Net income	$139.5	$150.7
Subsidiary distributions in excess of income	1,663.6	45.7
Net change in other assets and other liabilities	14.5	(14.8)
Contribution of common stock to The People’s United Community Foundation	—	40.0

Net cash provided by operating activities	1,817.6	221.6

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	428.0	(428.0)
Purchases of securities available for sale	(763.4)	—
Decrease (increase) in investments in subsidiaries	12.9	(1,667.4)
Cash paid in acquisition of Chittenden Corporation	(1,063.3)	—

Net cash used in investing activities	(1,385.8)	(2,095.4)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(194.4)	(115.6)
Net proceeds from issuance of common stock pursuant to second-step conversion	—	3,334.8
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	8.1
Purchase of common stock for ESOP	—	(216.8)
Common stock repurchased	—	(127.1)
Proceeds from stock options exercised, including excess income tax benefits	28.4	4.6

Net cash (used in) provided by financing activities	(166.0)	2,888.0

Net increase in cash and cash equivalents	265.8	1,014.2
Cash and cash equivalents at beginning of period	1,014.2	—

Cash and cash equivalents at end of year	$1,280.0	$1,014.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 25—Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2008 and 2007:

	2008				2007
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$254.9	$227.5	$222.4	$212.4	$149.4	$187.5	$189.4	$180.7
Interest expense	88.6	70.5	62.6	59.1	54.1	55.5	55.1	55.7

Net interest income	166.3	157.0	159.8	153.3	95.3	132.0	134.3	125.0
Provision for loan losses	8.3	2.4	6.8	8.7	0.8	1.8	2.5	2.9

Net interest income after provision for loan losses	158.0	154.6	153.0	144.6	94.5	130.2	131.8	122.1
Non-interest income	82.3	73.4	74.2	73.7	43.6	45.5	50.2	46.1
Non-interest expense	219.2	162.9	158.7	165.5	88.1	155.7	95.5	100.0

Income from continuing operations before income tax expense	21.1	65.1	68.5	52.8	50.0	20.0	86.5	68.2
Income tax expense	6.0	22.1	22.5	17.4	16.9	6.9	29.2	22.5

Income from continuing operations	15.1	43.0	46.0	35.4	33.1	13.1	57.3	45.7
Income from discontinued operations, net of tax	—	—	—	—	0.5	0.4	0.3	0.3

Net income	$15.1	$43.0	$46.0	$35.4	$33.6	$13.5	$57.6	$46.0

Basic earnings per common share (1)	$0.05	$0.13	$0.14	$0.11	$0.11	$0.05	$0.20	$0.16
Diluted earnings per common share (1)	0.05	0.13	0.14	0.11	0.11	0.05	0.20	0.16

Average common shares outstanding:
Basic	327.87	328.71	329.72	330.97	297.75	290.98	289.65	284.91
Diluted	329.20	330.19	331.32	332.33	299.26	292.38	290.84	286.60

Common stock price:
High	$18.25	$18.52	$21.76	$20.15	$22.81	$21.38	$18.62	$18.60
Low	14.29	15.52	13.92	14.75	19.78	17.56	14.78	15.83

Dividends paid (2)	44.3	49.9	50.0	50.2	15.5	38.7	38.7	38.2

Dividends per share (2)	0.13	0.15	0.15	0.15	0.12	0.13	0.13	0.13

Dividend payout ratio (2)	293.0%	116.1%	108.7%	141.8%	46.1%	286.4%	67.2%	83.2%

(1)	The sum of the quarterly earnings per common share amounts may not equal the respective full-year amount due to rounding and/or changes in average share count.
(2)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007. See Note 13.

INDEX TO EXHIBITS

Designation	Description

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007)

10.5(a)*	Form of Change in Control Agreement (Senior Executive Vice Presidents)

10.5(b)*	Form of Change in Control Agreement (Executive Vice Presidents)

10.6*	Short Term Incentive Plan for Key Employees of People’s United Bank

10.7*	People’s United Bank Split Dollar Cash Value Restoration Plan

10.13*	First Amended and Restated People’s United Bank Cap Excess Plan

10.14*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement

10.16*	People’s United Bank Nonqualified Savings and Retirement Plan

10.28*	Chittenden Corporation Deferred Compensation Plan

10.28(a)*	Amendment Number 1 to the Chittenden Corporation Deferred Compensation Plan

10.29*	Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan

10.29(a)*	Amendment to the Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan

10.30*	The Chittenden Corporation Supplemental Executive Savings Plan

10.30(a)*	Amendment Number 1 to the Chittenden Corporation Supplemental Executive Savings Plan

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

99.2	Management’s Report on the Effectiveness of Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations

99.3	Report of Independent Registered Public Accounting Firm Regarding Internal Control over Financial Reporting

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.