Form 10-Q
period 2009-03-31
People's United Financial, Inc.
filed 2009-05-11
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 348,289,136 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$311.2	$345.1
Short-term investments (note 3)	2,755.7	1,138.8

Total cash and cash equivalents	3,066.9	1,483.9

Securities (note 3):
Trading account securities, at fair value	16.3	21.4
Securities available for sale, at fair value	757.5	1,848.3
Securities held to maturity, at amortized cost (fair value of $0.8 million and $0.9 million)	0.8	0.9
Federal Home Loan Bank stock, at cost	31.1	31.1

Total securities	805.7	1,901.7

Loans (note 4):
Commercial real estate	5,086.7	4,967.3
Commercial	4,239.2	4,226.4
Residential mortgage	3,060.9	3,144.6
Consumer	2,261.0	2,227.4

Total loans	14,647.8	14,565.7
Less allowance for loan losses	(159.0)	(157.5)

Total loans, net	14,488.8	14,408.2

Goodwill (note 7)	1,261.7	1,261.7
Other acquisition-related intangibles (note 7)	268.9	274.1
Premises and equipment	260.4	262.4
Bank-owned life insurance	230.3	228.6
Other assets (note 11)	298.4	347.1

Total assets	$20,681.1	$20,167.7

Liabilities
Deposits:
Non-interest-bearing	$3,238.0	$3,173.4
Savings, interest-bearing checking and money market	6,553.0	6,214.7
Time	5,054.7	4,881.3

Total deposits	14,845.7	14,269.4

Borrowings:
Repurchase agreements	170.5	156.7
Federal Home Loan Bank advances	14.8	15.1
Other	—	16.1

Total borrowings	185.3	187.9

Subordinated notes	180.8	180.5
Other liabilities	308.9	354.4

Total liabilities	15,520.7	14,992.2

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 348.3 million shares and 347.9 million shares issued)	3.5	3.5
Additional paid-in capital	4,493.9	4,485.1
Retained earnings	998.8	1,022.6
Treasury stock, at cost (3.3 million shares and 3.2 million shares)	(60.5)	(57.9)
Accumulated other comprehensive loss (note 5)	(74.7)	(75.4)
Unallocated common stock of Employee Stock Ownership Plan (note 1) (9.7 million shares and 9.8 million shares)	(200.6)	(202.4)

Total stockholders’ equity	5,160.4	5,175.5

Total liabilities and stockholders’ equity	$20,681.1	$20,167.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended
(in millions, except per share data)	March 31, 2009	March 31, 2008
Interest and dividend income:
Commercial real estate	$68.7	$78.0
Commercial	50.9	60.8
Residential mortgage	40.7	52.9
Consumer	23.9	31.1

Total interest on loans	184.2	222.8
Securities	9.3	10.1
Short-term investments	1.7	18.9
Securities purchased under agreements to resell	—	3.1

Total interest and dividend income	195.2	254.9

Interest expense:
Deposits	48.2	83.7
Borrowings	0.4	1.1
Subordinated notes	3.8	3.8

Total interest expense	52.4	88.6

Net interest income	142.8	166.3
Provision for loan losses (note 2)	7.9	8.3

Net interest income after provision for loan losses	134.9	158.0

Non-interest income:
Investment management fees	7.5	8.8
Insurance revenue	8.3	9.1
Brokerage commissions	3.3	4.5

Total wealth management income	19.1	22.4
Bank service charges	30.4	30.7
Merchant services income	5.8	6.4
Net security gains (note 3)	5.4	8.5
Net gains on sales of residential mortgage loans	1.9	2.0
Bank-owned life insurance	1.6	3.0
Other non-interest income	8.0	9.3

Total non-interest income	72.2	82.3

Non-interest expense:
Compensation and benefits	88.7	89.1
Occupancy and equipment	28.0	31.6
Professional and outside service fees	10.7	11.5
Merchant services expense	4.9	5.6
Merger-related expenses (note 2)	—	36.5
Other non-interest expense (note 7)	35.3	44.9

Total non-interest expense	167.6	219.2

Income before income tax expense	39.5	21.1
Income tax expense	12.8	6.0

Net income	$26.7	$15.1

Earnings per common share (note 6):
Basic	$0.08	$0.05
Diluted	0.08	0.05

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the three months ended March 31, 2009 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$3.5	$4,485.1	$1,022.6	$(57.9)	$(75.4)	$(202.4)	$5,175.5
Comprehensive income:
Net income	—	—	26.7	—	—	—	26.7
Other comprehensive income, net of tax (note 5)	—	—	—	—	0.7	—	0.7

Total comprehensive income							27.4

Cash dividends on common stock ($0.15 per share)	—	—	(50.2)	—	—	—	(50.2)
Restricted stock awards	—	6.9	—	(2.6)	—	—	4.3
ESOP common stock committed to be released (note 1)	—	—	(0.3)	—	—	1.8	1.5
Stock options and related tax benefits	—	1.9	—	—	—	—	1.9

Balance at March 31, 2009	$3.5	$4,493.9	$998.8	$(60.5)	$(74.7)	$(200.6)	$5,160.4

For the three months ended March 31, 2008 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	15.1	—	—	—	15.1
Other comprehensive income, net of tax	—	—	—	—	15.6	—	15.6

Total comprehensive income							30.7

Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 2)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.13 per share)	—	—	(44.3)	—	—	—	(44.3)
Restricted stock awards	—	17.1	(0.8)	(6.4)	—	—	9.9
ESOP common stock committed to be released (note 1)	—	—	(0.3)	—	—	1.8	1.5
Stock options and related tax benefits	—	6.5	—	—	—	—	6.5
SFAS No. 158 effect of changing pension plan measurement date, net of tax (note 1)	—	—	(0.3)	—	(1.0)	—	(1.3)

Balance at March 31, 2008	$3.5	$4,436.1	$1,049.0	$(58.2)	$(4.0)	$(207.8)	$5,218.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
(in millions)	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net income	$26.7	$15.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7.9	8.3
Depreciation and amortization of premises and equipment	7.6	8.1
Impairment loss on premises and equipment	—	19.3
Amortization of leased equipment	2.9	1.9
Amortization of other acquisition-related intangibles	5.2	5.2
Net security gains	(5.4)	(8.5)
Net gains on sales of residential mortgage loans	(1.9)	(2.0)
ESOP common stock committed to be released	1.5	1.5
Expense related to share-based awards	6.0	5.3
Originations of loans held-for-sale	(223.6)	(190.4)
Proceeds from sales of loans held-for-sale	156.7	171.1
Net decrease (increase) in trading account securities	5.1	(6.2)
Net changes in other assets and liabilities	39.2	24.7

Net cash provided by operating activities	27.9	53.4

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	58.0
Proceeds from sales of securities available for sale	—	635.5
Proceeds from sales of other securities	5.6	6.9
Proceeds from principal repayments of securities available for sale	1,482.2	370.9
Proceeds from principal repayments of securities held to maturity	0.1	—
Purchases of securities available for sale	(414.0)	(987.3)
Proceeds from sales of loans	2.7	12.2
Net loan principal (disbursements) collections	(30.7)	132.9
Return of premium on bank-owned life insurance	—	0.2
Purchases of premises and equipment	(6.0)	(7.8)
Purchases of leased equipment	(10.2)	(2.1)
Net cash paid in sale of branches	(8.9)	—
Proceeds from sales of real estate owned	0.9	1.5
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	—	(762.8)

Net cash provided by (used in) investing activities	1,021.7	(541.9)

Cash Flows from Financing Activities:
Net increase in deposits	586.1	49.6
Net (decrease) increase in borrowings with terms of three months or less	(2.3)	7.2
Repayments of borrowings with terms of more than three months	(0.3)	(2.5)
Cash dividends paid on common stock	(50.2)	(44.3)
Proceeds from stock options exercised, including excess income tax benefits	0.1	2.3

Net cash provided by financing activities	533.4	12.3

Net increase (decrease) in cash and cash equivalents	1,583.0	(476.2)
Cash and cash equivalents at beginning of period	1,483.9	3,384.2

Cash and cash equivalents at end of period	$3,066.9	$2,908.0

Supplemental Information:
Interest payments	$55.4	$83.1
Income tax payments	1.2	0.6
Real estate properties acquired by foreclosure	4.9	0.5

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial, Inc. (“People’s United Financial”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by this Quarterly Report on Form 10-Q for the period ended March 31, 2009, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, these statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

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

Employee Benefit Plans

People’s United Financial Employee Pension and Other Postretirement Benefit Plans

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

Components of the net periodic benefit expense (income) for the plans described above are as follows:

For the three months ended March 31	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$2.3	$2.0	$—	$—
Interest cost	4.0	3.7	0.2	0.2
Expected return on plan assets	(6.2)	(6.1)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.4	0.4	—	—
Recognized prior service cost	—	(0.1)	(0.1)	(0.1)

Net periodic benefit expense (income)	$1.5	$(0.1)	$0.2	$0.2

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income for this plan totaled $0.3 million for both the three months ended March 31, 2009 and 2008.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At March 31, 2009, the loan balance totaled $208.1 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 784,019 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2009, a total of 9,669,556 shares of People’s United Financial common stock, with a fair value of $173.8 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital or retained earnings. Expense recognized for the ESOP totaled $1.5 million for both the three months ended March 31, 2009 and 2008.

NOTE 2. ACQUISITION OF CHITTENDEN CORPORATION

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. Total consideration paid in the Chittenden acquisition of $1.8 billion consisted of approximately $1.0 billion in cash and 44.3 million shares of People’s United Financial common stock with a fair value of approximately $0.8 billion. Cash consideration was paid at the rate of $35.636 per share of Chittenden common stock and stock consideration was paid at the rate of 2.0457 shares of People’s United Financial common stock per share of Chittenden common stock. The acquisition was accounted for as a purchase and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. Goodwill resulting from the Chittenden acquisition totaled $1.16 billion and other acquisition-related intangible assets recorded in connection with the Chittenden acquisition totaled $292.9 million at January 1, 2008 (see Note 7).

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

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost and fair value of People’s United Financial’s securities are as follows:

	March 31, 2009		December 31, 2008
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$16.3	$16.3	$21.4	$21.4

Securities available for sale:
Debt securities:
U.S. Treasury, agency and government-sponsored enterprise (“GSE”)	27.0	27.1	1,469.2	1,472.1
U.S. agency and GSE mortgage-backed securities	720.9	729.6	373.2	375.4
State and municipal	0.3	0.3	0.3	0.3

Total debt securities	748.2	757.0	1,842.7	1,847.8
Equity securities	0.5	0.5	0.5	0.5

Total securities available for sale	748.7	757.5	1,843.2	1,848.3

Securities held to maturity	0.8	0.8	0.9	0.9
Federal Home Loan Bank stock	31.1	31.1	31.1	31.1

Total securities	$796.9	$805.7	$1,896.6	$1,901.7

In the first quarter of 2008, People’s United Financial recorded a gain of $5.6 million (included in net security gains in the Consolidated Statements of Income) resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million in the first quarter of 2008 (also included in net security gains), which represented its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. Net security gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares.

At March 31, 2009, short-term investments included $1.8 billion of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.24% at March 31, 2009. The remaining balance of short-term investments at March 31, 2009 included $0.7 billion of interest-earning deposits at the Federal Reserve Bank and $0.2 billion of commercial paper.

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	March 31, 2009	December 31, 2008
Commercial real estate:
Retail	$1,206.4	$1,204.5
Office buildings	1,149.6	1,047.4
Residential	762.5	766.4
Industrial/manufacturing	634.4	643.2
Hospitality and entertainment	543.4	544.3
Mixed/Special use	260.1	252.2
Land	176.5	172.6
Self storage/industrial	123.8	125.5
Health care	91.3	86.4
Other properties	138.7	124.8

Total commercial real estate	5,086.7	4,967.3

Commercial and industrial:
Manufacturing	637.2	633.3
Finance, insurance and real estate	621.9	618.3
Service	577.4	571.4
Wholesale distribution	279.4	289.5
Retail sales	202.6	195.0
Health services	171.2	169.3
Construction	124.4	130.2
Public administration	106.0	107.8
Transportation/utility	76.8	77.7
Arts/entertainment/recreation	68.4	65.3
Agriculture	32.5	33.6
Other	81.8	108.1

Total commercial and industrial (1)	2,979.6	2,999.5

People’s Capital and Leasing Corp.:
Printing	423.8	415.4
Transportation/utility	360.3	339.5
General manufacturing	171.2	166.1
Rental/leasing/retail	132.7	135.6
Packaging	86.3	87.3
Service	34.0	33.8
Health services	27.9	25.5
Wholesale distribution	23.4	23.7

Total PCLC (1)	1,259.6	1,226.9

Residential mortgage:
Adjustable rate	2,736.8	2,857.2
Fixed rate	324.1	287.4

Total residential mortgage	3,060.9	3,144.6

Consumer:
Home equity credit lines	1,671.1	1,619.8
Second mortgages	302.0	325.7
Indirect auto	234.5	224.8
Other	53.4	57.1

Total consumer	2,261.0	2,227.4

Total loans	$14,647.8	$14,565.7

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at March 31, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $56.5 million and $6.1 million, respectively, which approximate fair value.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, (ii) net unrealized gains or losses on securities available for sale, and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2009 and 2008 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	March 31, 2009	December 31, 2008
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(104.5)	$(106.0)
Net gain on derivatives accounted for as cash flow hedges	24.2	26.8
Net unrealized gain on securities available for sale	5.6	3.8

Total accumulated other comprehensive loss	$(74.7)	$(75.4)

The decrease in total accumulated other comprehensive loss from December 31, 2008 consisted of an after-tax increase in the net unrealized gain on securities available for sale ($1.8 million) and an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($1.5 million), partially offset by an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($2.6 million). Other comprehensive income, which is presented net of tax, totaled $0.7 million for the three months ended March 31, 2009.

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended
(in millions, except per share data)	March 31, 2009	March 31, 2008
Net income	$26.7	$15.1

Average common shares outstanding for basic EPS	331.6	327.9
Effect of dilutive stock options and unvested stock awards	1.2	1.3

Average common and common-equivalent shares for diluted EPS	332.8	329.2

Basic EPS	$0.08	$0.05

Diluted EPS	$0.08	$0.05

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. A total of 9.6 million and 10.3 million anti-dilutive stock options and unvested stock awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2009 and 2008, respectively.

Effective January 1, 2009, People’s United Financial adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under FSP EITF 03-6-1, unvested share-based payment awards that include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Accordingly, companies that issue share-based payment awards considered to be participating securities under FSP EITF 03-6-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-6-1 requires retrospective application to all prior-period earnings per share data presented. The adoption of FSP EITF 03-6-1 did not change People’s United Financial’s calculation of diluted earnings per common share in the current quarter or the prior year quarter as there were no undistributed earnings attributable to participating securities in either period.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.26 billion at both March 31, 2009 and December 31, 2008. At March 31, 2009, goodwill was allocated to People’s United Financial’s business segments as follows: Commercial Banking ($616.9 million), Retail Banking and Small Business ($595.0 million), and Wealth Management ($49.8 million).

People’s United Financial’s other acquisition-related intangible assets totaled $268.9 million and $274.1 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, the carrying amounts of other acquisition-related intangible assets were as follows: core deposits intangible ($102.9 million); trust relationships ($39.1 million); insurance relationships ($4.2 million); and trade names ($122.7 million). Trade names recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $5.2 million for both the three months ended March 31, 2009 and 2008. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2009 and each of the next five years is as follows: $20.4 million in 2009; $18.5 million in 2010; $16.8 million in 2011; $15.5 million in 2012; $14.9 million in 2013; and $13.7 million in 2014.

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements. In addition, in the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition and results of operations will not be affected materially as a result of the outcome of such commitments, contingent liabilities and legal proceedings.

NOTE 9. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” beginning on page 33 for segment information for the three months ended March 31, 2009 and 2008.

NOTE 10. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, People’s United Financial adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for (i) all financial instruments and (ii) non-financial instruments accounted for at fair value on a recurring basis, if any. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” deferred until January 1, 2009 the effective date of SFAS No. 157 for non-financial instruments that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Accordingly, beginning in the first quarter of 2009, the fair value measurement and disclosure provisions of SFAS No. 157 now also apply to People’s United Financial for the following valuation measures: (i) goodwill and other acquisition-related intangible assets; (ii) real estate acquired by foreclosure; and (iii) other long-lived assets.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 affirms that the objective of fair value, even when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction. In order to address application issues, FSP FAS 157-4 clarifies and provides additional factors to be considered in determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, requiring an entity to base its conclusion about whether a transaction was not orderly on the weight of all available evidence. FSP FAS 157-4 also amended SFAS No. 157 to expand certain disclosure requirements. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption in the first quarter of 2009 is permitted. People’s United Financial will adopt FSP FAS 157-4 in the second quarter of 2009 and does not expect any significant change in valuation techniques and related inputs, or the resulting fair values.

SFAS No. 157 defines fair value, establishes a new framework for measuring fair value, and expands related disclosures. The provisions of SFAS No. 157 are to be applied whenever other standards require (or permit) assets and liabilities to be measured at fair value, but does not require the use of fair value measurements in any new circumstances.

Broadly, the SFAS No. 157 framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the SFAS No. 157 fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and most U.S. and government agency debt securities).

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed securities);

•	quoted prices for identical or similar assets or liabilities in inactive markets (such as corporate and municipal bonds that trade infrequently); and

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

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities. Accordingly, such instruments are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities, and government agency-issued mortgage-backed securities, all of which are included in Level 2. With respect to mortgage-backed securities, People’s United Financial held GNMA residential mortgage-backed securities with a fair value of $311 million at March 31, 2009 and $333 million at December 31, 2008. While these securities are backed by the full faith and credit of the U.S. government and, as a result, present no credit risk, they have been classified as Level 2 assets due to the method used in determining their fair value. The remaining residential mortgage-backed securities held by People’s United Financial have been issued by GSEs and are also included in Level 2.

Derivatives

People’s United Financial values its derivatives portfolio using internal models that are based on market observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, interest rate-lock commitments on residential mortgage loans, and forward commitments to sell residential mortgage loans.

Loans

Loans Held for Sale – Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United Financial uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used, and such loans are included in Level 3. At March 31, 2009 and December 31, 2008, residential mortgage loans held for sale totaling $56.5 million and $6.1 million, respectively, were recorded in the Consolidated Statement of Condition. No fair value adjustments were recorded for residential mortgage loans classified as held for sale for the three months ended March 31, 2009 and 2008.

Impaired Loans – In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. At March 31, 2009 and December 31, 2008, loans deemed to be impaired under SFAS No. 114 and subject to fair value measurement under SFAS No. 157 totaled $66.3 million and $33.0 million, respectively. Related impairment charges (credits) totaled $6.9 million for the three months ended March 31, 2009 and $(0.3) million for the three months ended March 31, 2008.

Recurring Fair Value Measurements

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

	Fair Value Measurements Using			Total
As of March 31, 2009 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities	$16.3	$—	$—	$16.3
Securities available for sale	27.1	730.4	—	757.5
Interest rate swaps	—	7.6	—	7.6
Forward commitments to sell residential mortgage loans	—	1.5	—	1.5

Total assets at fair value	$43.4	$739.5	$—	$782.9

Liabilities:
Interest rate swaps	$—	$7.6	$—	$7.6
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	1.5	—	1.5

Total liabilities at fair value	$—	$9.6	$—	$9.6

	Fair Value Measurements Using			Total
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities	$21.4	$—	$—	$21.4
Securities available for sale	1,472.1	376.2	—	1,848.3
Interest rate floors	—	46.3	—	46.3
Interest rate swaps	—	7.3	—	7.3
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total assets at fair value	$1,493.5	$430.3	$—	$1,923.8

Liabilities:
Interest rate swaps	$—	$7.7	$—	$7.7
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total liabilities at fair value	$—	$8.7	$—	$8.7

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires (i) qualitative disclosures about objectives and strategies for using derivatives, (ii) quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and (iii) disclosures about credit risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 were effective for interim and annual financial statements issued beginning with the first quarter of 2009. Accordingly, the following footnote provides the disclosures applicable to People’s United Financial.

People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

All derivatives are recognized as either assets or liabilities and are measured at fair value. Until such time that a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities.

People’s United Financial applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United Financial would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in accumulated other comprehensive income or loss and are amortized to earnings over the remaining period of the former hedging relationship, provided the hedged item continues to be outstanding.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately. At March 31, 2009, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

The following sections further discuss each class of derivative financial instrument used by Peoples United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Floors

Interest rate floors are a type of option contract that exercises when the underlying interest rate falls below a specified strike rate. Previously, People’s United Financial purchased interest rate floors for the purpose of partially managing its exposure to decreases in the one-month LIBOR-index rate used to reprice certain long-term commercial loans. If the one-month LIBOR-index rate fell below the specified strike rate, People’s United Financial received an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate, which in effect, offset the decline in interest income earned on the hedged floating rate commercial loans from the decline in interest rates. The interest rate floors were accounted for as cash flow hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had a fair value (unrealized gain) of $47.5 million. In accordance with the provisions of SFAS No. 133, the gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years).

Interest Rate Swaps

People’s United Financial has also entered into pay fixed/receive floating interest rate swaps which are used to manage interest rate risk associated with certain interest-earning assets and interest-bearing liabilities. Specifically, the swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. Under interest rate swaps, People’s United Financial agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount. As a result, the interest rate swaps effectively convert the funding liabilities from a variable interest rate into a fixed interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates and their effect on interest income and interest expense. Interest rate swaps are accounted for as fair value hedges.

Forward Exchange Contracts

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans.

Customer Derivatives

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.

The table below provides a summary of the notional amounts and fair values of derivatives outstanding at March 31, 2009 and December 31, 2008:

		Notional Amounts		Fair Values (a)
				Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps - commercial customers	N/A	$140.8	$60.3	$7.6	$7.3	$—	$—
Interest rate swaps - other counterparties	N/A	$140.8	$60.3	—	—	6.8	6.9

Total				7.6	7.3	6.8	6.9

Derivatives Designated as Hedging Instruments:
Interest rate floors:
Loans	Cash flow	$—	$600.0	—	46.3	—	—
Interest rate swaps:
Loans	Fair value	6.3	6.4	—	—	0.8	0.8
Foreign exchange contracts:
Loans	Fair value	24.4	11.6	—	—	0.5	0.5

Total				—	46.3	1.3	1.3

Total Derivatives				$7.6	$53.6	$8.1	$8.2

(a)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

The following table summarizes the impact of People’s United Financial’s derivatives on the statement of income and accumulated other comprehensive loss (“AOCL”) for the quarterly periods ended March 31, 2009 and 2008:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
		Recognized in Earnings (a)		Recognized in AOCL
	Type of	Quarter ended March 31,		Quarter ended March 31,
(dollars in millions)	Hedge	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps – commercial customers	N/A	$1.0	$—	$—	$—
Interest rate swaps – other counterparties	N/A	(0.6)	—	—	—

Total		0.4	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors	Cash flow	5.7	1.1	1.2	19.6
Interest rate swaps	Fair value	(0.1)	—	—	—
Foreign exchange contracts	Fair value	(0.3)	—	—	—

Total		$5.3	$1.1	$1.2	$19.6

Total derivatives		$5.7	$1.1	$1.2	$19.6

(a)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.

NOTE 12. NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (Revised 2007),” which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141 (R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

In addition, SFAS No. 141 (R) requires (i) that acquisition-related transaction costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141, (ii) that the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met in order to accrue for a restructuring plan in purchase accounting, and (iii) that certain pre-acquisition contingencies be recognized at fair value. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” which amends and clarifies SFAS No. 141(R) to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. People’s United Financial has adopted SFAS No. 141(R) and FSP FAS 141(R)-1 effective January 1, 2009 and will apply their provisions prospectively to business combinations completed after that date.

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. In particular, FSP 132 (R)-1 requires that employers disclose the following with respect to such plans: (i) how investment allocation decisions are made; (ii) the major categories of plan assets, including concentrations of risk and related fair value measurements; and (iii) the fair value techniques and pertinent inputs used to determine the fair value of plan assets. The provisions of FSP 132 (R)-1 are effective for People’s United Financial on a prospective basis beginning with the fiscal year ending December 31, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments,” amending the requirements for the recognition and measurement of other-than-temporary impairment (“OTTI”) of debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, OTTI is triggered when (i) the holder intends to sell the security, or (ii) it is more likely than not that the holder will be required to sell the security prior to recovery of its entire amortized cost basis. Additionally, FSP FAS 115-2 and FAS 124-2 amends the financial statement presentation of OTTI charges to require that other-than-temporary declines in the fair value of debt securities classified as held-to-maturity and available-for-sale below their cost be reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also requires certain additional disclosures and provided for a cumulative effect adjustment at adoption with respect to certain previously recognized OTTI losses. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption in the first quarter of 2009 is permitted. People’s United Financial will adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009 and does not expect any material impact on the company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” adding to the current requirement to make such disclosures in annual financial statements. Further, FSP FAS 107-1 and APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. Following its adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for those periods ending after the period of initial adoption. People’s United Financial will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, concurrent with its adoption of both FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

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

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC has proposed higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s proposed restoration plan, the premium assessment rate was raised by seven basis points beginning on January 1, 2009 resulting in a 2009 initial base assessment rate of 12 basis points for People’s United Bank. In addition, on February 27, 2009, the FDIC approved an additional one-time special assessment of 20 basis points on deposits interim rule that would impose an for the second quarter 2009 assessment period. The FDIC’s interim rule also provides that the FDIC may impose additional special assessments of up to 10 basis points in future quarters if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or a level of close to zero or negative. The FDIC has indicated that it may reduce the amount of the 20 basis point special assessment under certain circumstances, including expansion of the FDIC’s borrowing authority. Legislation is pending in Congress that would expand the FDIC’s borrowing authority. Further changes in assessment rates are anticipated later in 2009.

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

Based on the FDIC’s proposal to increase the premium assessment rate, the special assessment announced in February 2009, and the company’s participation in the Transaction Account Guarantee Program, the company’s cost of deposit insurance is expected to increase significantly in 2009. The actual amount of the increase will be dependent on several factors, including: (i) deposit levels; (ii) the company’s risk profile; (iii) whether the FDIC’s restoration plan is adopted as proposed or amended; (iv) the amount of the special assessment for second assessment period in 2009; and (v) whether additional special assessments are imposed in future periods.

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

Selected Consolidated Financial Data

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Operating Data:
Net interest income	$142.8	$153.3	$166.3
Provision for loan losses (1)	7.9	8.7	8.3
Non-interest income	72.2	73.7	82.3
Non-interest expense (2)	167.6	165.5	219.2
Income before income tax expense	39.5	52.8	21.1
Net income	26.7	35.4	15.1

Selected Statistical Data:
Net interest margin (3)	3.25%	3.55%	3.67%
Return on average assets (3)	0.53	0.71	0.29
Return on average tangible assets (3)	0.57	0.76	0.31
Return on average stockholders’ equity (3)	2.1	2.7	1.2
Return on average tangible stockholders’ equity (3)	2.9	3.8	1.6
Efficiency ratio	73.4	69.0	65.0

Per Common Share Data:
Basic and diluted earnings per share	$0.08	$0.11	$0.05
Dividends paid per share	0.15	0.15	0.13
Dividend payout ratio	188.4%	141.8%	293.0%
Book value (end of period)	$15.39	$15.45	$15.70
Tangible book value (end of period)	10.83	10.87	11.08
Stock price:
High	18.18	20.15	18.25
Low	15.61	14.75	14.29
Close (end of period)	17.97	17.83	17.31

(1)	Includes a $4.5 million provision for the three months ended March 31, 2008 to align allowance for loan losses methodologies across the combined organization following the acquisition of Chittenden Corporation.
(2)	Includes $51.3 million of merger-related expenses and other one-time charges for the three months ended March 31, 2008.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Financial Condition Data:
Total assets	$20,681	$20,168	$20,042	$20,392	$21,107
Loans	14,648	14,566	14,331	14,366	14,492
Short-term investments (1)	2,756	1,139	2,534	2,265	2,756
Securities	806	1,902	428	866	976
Allowance for loan losses	159	158	155	152	152
Goodwill and other acquisition-related intangibles	1,531	1,536	1,537	1,541	1,536
Deposits	14,846	14,269	14,152	14,532	15,160
Borrowings	185	188	152	144	148
Subordinated notes	181	181	180	180	180
Stockholders’ equity	5,160	5,176	5,239	5,211	5,219
Non-performing assets	142	94	91	86	67
Net loan charge-offs	6.4	5.7	4.0	2.4	2.8

Average Balances:
Loans	$14,603	$14,371	$14,310	$14,425	$14,537
Short-term investments (1)	1,824	1,610	2,325	2,433	2,666
Securities	1,275	1,393	715	907	1,020
Total earning assets	17,702	17,374	17,350	17,765	18,223
Total assets	20,258	20,057	20,057	20,492	20,893
Deposits	14,346	14,117	14,193	14,613	14,952
Total funding liabilities	14,721	14,479	14,520	14,939	15,296
Stockholders’ equity	5,164	5,230	5,204	5,202	5,214

Ratios:
Net loan charge-offs to average loans (annualized)	0.18%	0.16%	0.11%	0.07%	0.08%
Non-performing assets to total loans, real estate owned and repossessed assets	0.97	0.64	0.64	0.60	0.46
Allowance for loan losses to non-performing loans	126.1	186.8	181.6	182.6	244.3
Allowance for loan losses to total loans	1.09	1.08	1.08	1.06	1.05
Average stockholders’ equity to average total assets	25.5	26.1	25.9	25.4	25.0
Stockholders’ equity to total assets	25.0	25.7	26.1	25.6	24.7
Tangible stockholders’ equity to tangible assets	19.0	19.5	20.0	19.5	18.8
Total risk-based capital (2)	13.5	13.4	16.2	17.8	24.7

(1)	Includes securities purchased under agreements to resell.
(2)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Total non-interest expense	$167.6	$165.5	$219.2
Less:
Amortization of other acquisition-related intangibles	5.2	5.5	5.2
Merger-related expenses and other one-time charges	—	—	51.3
Fair value adjustments	0.8	0.8	0.8
REO expense	0.3	0.4	1.4
Other	5.1	2.0	0.9

Total	$156.2	$156.8	$159.6

Net interest income (1)	$143.7	$154.3	$167.3
Total non-interest income	72.2	73.7	82.3
Add:
Fair value adjustments	1.6	2.6	2.6
BOLI FTE adjustment (1)	0.9	0.9	1.6
Other	—	0.2	—
Less:
Net security gains	5.4	0.2	8.5
Gain on sale of assets	0.3	4.3	—

Total	$212.7	$227.2	$245.3

Efficiency ratio	73.4%	69.0%	65.0%

(1)	Fully taxable equivalent.

Acquisition

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont for total consideration of approximately $1.8 billion. The acquisition was accounted for using the purchase method of accounting and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. The six former Chittenden banks, which continue to do business under their existing names as divisions of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts. See Note 2 to the Consolidated Financial Statements for a further discussion of the acquisition.

Financial Overview

People’s United Financial reported net income of $26.7 million, or $0.08 per diluted share, for the three months ended March 31, 2009, compared to $15.1 million, or $0.05 per diluted share, for the year-ago period. Included in the year-ago quarter results were merger-related expenses of $41.0 million ($36.5 million included in non-interest expense and $4.5 million included in provision for loan losses), other one-time charges totaling $14.8 million, and a $6.9 million gain related to the Visa, Inc. initial public offering (“IPO”). The net impact of these items reduced first quarter 2008 net income by $33.2 million, or $0.10 per diluted share. First quarter 2009 earnings reflect margin pressure associated with the historically low interest rate environment and reduced fee income stemming from continued uncertainty in the equity markets and broader economic weakness.

People’s United Financial’s return on average tangible assets was 0.57% and return on average tangible stockholders’ equity was 2.9%, compared to 0.31% and 1.6%, respectively, in the year-ago quarter.

Net interest income decreased $23.5 million from the year-ago quarter while the net interest margin declined 42 basis points to 3.25%. The lower net interest margin reflects the interest rate cuts initiated by the Federal Reserve Board throughout 2008, and the company’s asset sensitive balance sheet, including its significant excess capital position, which continues to be temporarily invested in low-yielding short-term investments.

Compared to the first quarter of 2008, average earning assets decreased $521 million, reflecting increases of $66 million in average loans and $255 million in average securities, which were more than offset by a decrease of $842 million in average short-term investments. Average funding liabilities decreased $575 million compared to the first quarter of 2008, primarily reflecting a $606 million decrease in average total deposits.

Compared to the year-ago quarter, total non-interest income decreased $10.1 million and total non-interest expense decreased $51.6 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 73.4% in the first quarter of 2009 compared to 65.0% in the year-ago period.

The provision for loan losses in the first quarter of 2009 was $7.9 million compared to $8.3 million in the year-ago period. The provision for loan losses in the first quarter of 2009 reflected net loan charge-offs of $6.4 million and a $1.5 million increase in the allowance for loan losses. The provision for loan losses in the first quarter of 2008 reflected a $5.5 million increase in the allowance for loan losses, including a $4.5 million increase resulting from aligning the former Chittenden reserve methodology with that of People’s United Financial, and net loan charge-offs of $2.8 million. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.18% in the first quarter of 2009 compared to 0.08% in the year-ago quarter.

The allowance for loan losses totaled $159.0 million at March 31, 2009. Non-performing assets totaled $142.0 million at March 31, 2009, a $48.3 million increase from December 31, 2008. At March 31, 2009, the allowance for loan losses as a percentage of total loans was 1.09% and as a percent of non-performing loans was 126%.

People’s United Financial’s total stockholders’ equity was $5.2 billion at both March 31, 2009 and December 31, 2008 and as a percentage of total assets, stockholders’ equity was 25.0% and 25.7%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 19.0% at March 31, 2009 compared to 19.5% at December 31, 2008.

People’s United Bank’s total risk-based capital ratio was 13.5% at March 31, 2009 compared to 13.4% at December 31, 2008 (see Regulatory Capital Requirements).

Business Segment Results

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

People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets and total average liabilities are reported for each business segment due to management’s reliance, in part, on such average balances for purposes of assessing business segment performance. Prior period business segments results have been restated to conform to the current presentation.

Business Segment Performance Summary

Three months ended March 31, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$57.0	$91.5	$1.0	$149.5	$(23.4)	$16.7	$142.8
Provision for loan losses	5.5	1.2	—	6.7	—	1.2	7.9
Total non-interest income	17.4	29.0	18.9	65.3	2.5	4.4	72.2
Total non-interest expense	44.2	93.6	21.1	158.9	1.3	7.4	167.6

Income (loss) before income tax expense (benefit)	24.7	25.7	(1.2)	49.2	(22.2)	12.5	39.5
Income tax expense (benefit)	8.0	8.3	(0.4)	15.9	(7.2)	4.1	12.8

Net income (loss)	$16.7	$17.4	$(0.8)	$33.3	$(15.0)	$8.4	$26.7

Total average assets	$9,667.1	$6,187.7	$310.1	$16,164.9	$3,210.0	$882.6	$20,257.5
Total average liabilities	2,220.0	12,234.5	132.9	14,587.4	67.3	439.2	15,093.9

Three months ended March 31, 2008 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$64.4	$102.7	$1.1	$168.2	$(13.7)	$11.8	$166.3
Provision for loan losses	4.4	1.4	—	5.8	—	2.5	8.3
Total non-interest income	19.8	28.9	22.7	71.4	4.5	6.4	82.3
Total non-interest expense	44.1	94.9	21.3	160.3	(0.6)	59.5	219.2

Income (loss) before income tax expense (benefit)	35.7	35.3	2.5	73.5	(8.6)	(43.8)	21.1
Income tax expense (benefit)	12.2	12.0	0.8	25.0	(4.0)	(15.0)	6.0

Net income (loss)	$23.5	$23.3	$1.7	$48.5	$(4.6)	$(28.8)	$15.1

Total average assets	$8,981.6	$6,957.2	$299.6	$16,238.4	$3,872.8	$782.0	$20,893.2
Total average liabilities	2,486.6	12,347.4	133.0	14,967.0	168.6	543.3	15,678.9

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking, municipal banking and corporate trust.

	Three Months Ended
(in millions)	March 31, 2009	March 31, 2008
Net interest income	$57.0	$64.4
Provision for loan losses	5.5	4.4
Total non-interest income	17.4	19.8
Total non-interest expense	44.2	44.1

Income before income tax expense	24.7	35.7
Income tax expense	8.0	12.2

Net income	$16.7	$23.5

Total average assets	$9,667.1	$8,981.6
Total average liabilities	2,220.0	2,486.6

Commercial Banking net income decreased $6.8 million compared to the first quarter of 2008, reflecting decreases in net interest income and non-interest income, and an increase in the provision for loan losses. The $7.4 million decrease in net interest income reflects the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, partially offset by an increase in average earning assets. The $2.4 million decrease in non-interest income reflects decreases in merchant services income (due to a decline in payment processing volume) and commercial loan fees, partially offset by an increase in rental income on leased equipment.

The increase in average assets compared to the first quarter of 2008 primarily reflects increases of $271 million in commercial real estate loans, $258 million in PCLC loans and $51 million in commercial loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity) and small business lending.

	Three Months Ended
(in millions)	March 31, 2009	March 31, 2008
Net interest income	$91.5	$102.7
Provision for loan losses	1.2	1.4
Total non-interest income	29.0	28.9
Total non-interest expense	93.6	94.9

Income before income tax expense	25.7	35.3
Income tax expense	8.3	12.0

Net income	$17.4	$23.3

Total average assets	$6,187.7	$6,957.2
Total average liabilities	12,234.5	12,347.4

Retail Banking and Small Business net income decreased $5.9 million compared to the first quarter of 2008. The $11.2 million decrease in net interest income primarily reflects the reduction in residential mortgage loan interest income. In the first quarter of 2009, average residential mortgage loans decreased $786 million compared to the first quarter of 2008, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans.

Wealth Management consists of private banking, trust services, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and Chittenden Securities, LLC, and other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC.

	Three Months Ended
(in millions)	March 31, 2009	March 31, 2008
Net interest income	$1.0	$1.1
Total non-interest income	18.9	22.7
Total non-interest expense	21.1	21.3

(Loss) income before income tax (benefit) expense	(1.2)	2.5
Income tax (benefit) expense	(0.4)	0.8

Net (loss) income	$(0.8)	$1.7

Total average assets	$310.1	$299.6
Total average liabilities	132.9	133.0

Wealth Management net income decreased $2.5 million compared to the first quarter of 2008. The decrease in non-interest income in the first quarter of 2009 includes a $3.3 million decline in wealth management fees, primarily reflecting the decline in assets under custody and management likely caused by the uncertainty in the equity markets and broader economic weakness.

Assets under custody and management, which are not reported as assets of People’s United Financial, totaled $9.2 billion at March 31, 2009, compared to $10.0 billion at December 31, 2008 and $10.9 billion at March 31, 2008.

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

	Three Months Ended
(in millions)	March 31, 2009	March 31, 2008
Net interest loss	$(23.4)	$(13.7)
Total non-interest income	2.5	4.5
Total non-interest expense	1.3	(0.6)

Loss before income tax benefit	(22.2)	(8.6)
Income tax benefit	(7.2)	(4.0)

Net loss	$(15.0)	$(4.6)

Total average assets	$3,210.0	$3,872.8
Total average liabilities	67.3	168.6

Treasury’s loss in the first quarter of 2009 compared to the 2008 period reflects an increase in net interest loss, a decrease in non-interest income and an increase in non-interest expense. The increase in net interest loss primarily reflects an $8.4 million increase in the funding center’s net spread loss, due to the 400 basis point decline in the targeted federal funds rate during 2008 and the asset sensitive position of People’s United Financial’s balance sheet. The decrease in non-interest income includes a $1.4 million decrease in bank-owned life insurance (“BOLI”) income, reflecting the historically low interest rate environment and a $0.5 million death benefit in the first quarter of 2008. Non-interest expense in the first quarter of 2009 includes costs relating to derivatives with commercial customers.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including a $5.6 million gain related to the sale of the company’s remaining holdings of Visa Class B shares (included in total non-interest income for the three months ended March 31, 2009), $4.4 million of benefit-related and other charges (included in total non-interest expense for the three months ended March 31, 2009), $6.9 million of gains related to the VISA IPO (included in total non-interest income for the three months ended March 31, 2008), and $51.3 million of merger-related expenses and other one-time charges (included in total non-interest expense for the three months ended March 31, 2008). Included in “Other” are assets such as cash, premises and equipment, and other assets and other liabilities.

	Three Months Ended
(in millions)	March 31, 2009	March 31, 2008
Net interest income	$16.7	$11.8
Provision for loan losses	1.2	2.5
Total non-interest income	4.4	6.4
Total non-interest expense	7.4	59.5

Income (loss) before income tax expense (benefit)	12.5	(43.8)
Income tax expense (benefit)	4.1	(15.0)

Net income (loss)	$8.4	$(28.8)

Total average assets	$882.6	$782.0
Total average liabilities	439.2	543.3

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

First Quarter 2009 Compared to First Quarter 2008

The net interest margin declined 42 basis points to 3.25% compared to the first quarter of 2008. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments. Net interest income (FTE basis) decreased $23.6 million, reflecting a $59.8 million decrease in total interest and dividend income, partially offset by a $36.2 million decrease in total interest expense.

Average earning assets totaled $17.7 billion in the first quarter of 2009, a $521 million decrease from the first quarter of 2008. Average loans increased $66 million and average securities increased $255 million, while average short-term investments and securities resale agreements decreased $842 million. Average loans, average securities and average short-term investments comprised 83%, 7% and 10%, respectively, of average earning assets in the first quarter of 2009 compared to 80%, 6% and 14%, respectively, in the 2008 period. In the current quarter, the yield earned on the total loan portfolio was 5.07% and the yield earned on securities and short-term investments was 1.42%, compared to 6.16% and 3.48%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 43% of the loan portfolio has floating interest rates compared to approximately 38% in the year-ago quarter.

The total average commercial banking loan portfolio increased $580 million, reflecting increases of $271 million in average commercial real estate loans, $258 million in average equipment financing loans and $51 million in average commercial loans. At March 31, 2009, the shared national credits loan portfolio totaled $672 million. People’s United Financial is in the process of unwinding the shared national credits portfolio in an orderly manner over the next two to three years.

Average residential mortgage loans decreased $786 million compared to the year-ago quarter, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans increased $272 million, including a $263 million increase in average home equity loans.

Average funding liabilities totaled $14.7 billion in the first quarter of 2009, a $575 million decrease compared to the year-ago quarter. Average deposits decreased $606 million, reflecting decreases of $40 million in average non-interest-bearing deposits and $572 million in average time deposits. The decline in average time deposits is a result of the historically low interest rate environment and People’s United Financial’s conscious decision to maintain disciplined pricing on such deposit products, the combined effect of which is discussed further below. Average deposits comprised 97% of average funding liabilities in the first quarter of 2009 compared to 98% in the year-ago period.

The 90 basis point decrease to 1.42% from 2.32% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 90 basis points from the first quarter of 2008, reflecting decreases of 139 basis points in time deposits and 78 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 44% and 35%, respectively, of average total deposits in the first quarter of 2009 compared to 42% and 37%, respectively, in the 2008 period.

First Quarter 2009 Compared to Fourth Quarter 2008

The net interest margin decreased 30 basis points and net interest income (FTE basis) decreased $10.6 million compared to the fourth quarter of 2008, primarily reflecting the benefit of disciplined loan and deposit pricing, which partially offset the decline in interest rates. Total interest and dividend income decreased $17.3 million, partially offset by a $6.7 million decrease in total interest expense.

Average earning assets increased $328 million, reflecting increases of $232 million in average loans and $214 million in average short-term investments, partially offset by a $118 million decrease in average securities. The increase in average loans reflects increases of $228 million in average commercial banking loans and $71 million in average home equity loans partially offset by a $70 million decrease in average residential mortgage loans. The increase in average commercial banking loans includes increases of $123 million in average commercial real estate loans and $108 million in average equipment financing loans. Average funding liabilities increased $242 million, reflecting increases of $229 million in average deposits and $13 million in average borrowings.

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2009			December 31, 2008			March 31, 2008
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$1,824.3	$1.7	0.37%	$1,610.0	$6.1	1.52%	$2,279.1	$18.9	3.31%
Securities purchased under agreements to resell	—	—	—	—	—	—	387.4	3.1	3.25
Securities (2)	1,274.7	9.3	2.94	1,393.1	8.5	2.43	1,019.9	10.1	3.97
Loans:
Commercial real estate	5,020.5	68.7	5.47	4,897.3	73.7	6.02	4,749.4	78.0	6.57
Commercial	4,210.3	51.8	4.93	4,105.9	56.1	5.47	3,901.3	61.8	6.34
Residential mortgage	3,119.4	40.7	5.22	3,189.7	43.2	5.42	3,905.4	52.9	5.42
Consumer	2,252.7	23.9	4.24	2,177.6	25.8	4.73	1,980.6	31.1	6.28

Total loans	14,602.9	185.1	5.07	14,370.5	198.8	5.53	14,536.7	223.8	6.16

Total earning assets	17,701.9	$196.1	4.43%	17,373.6	$213.4	4.91%	18,223.1	$255.9	5.62%

Other assets	2,555.6			2,682.9			2,670.1

Total assets	$20,257.5			$20,056.5			$20,893.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,106.1	$—	—%	$3,096.1	$—	—%	$3,145.9	$—	—%
Savings, interest-bearing checking and money market	6,288.2	12.6	0.80	6,143.6	16.6	1.08	6,282.8	24.7	1.58
Time	4,951.6	35.6	2.88	4,877.1	38.0	3.11	5,523.2	59.0	4.27

Total deposits	14,345.9	48.2	1.34	14,116.8	54.6	1.55	14,951.9	83.7	2.24

Borrowings:
Repurchase agreements	171.1	0.2	0.46	151.1	0.4	1.11	116.3	0.8	2.60
FHLB advances	14.9	0.2	5.26	15.1	0.2	5.32	18.4	0.2	4.84
Other	8.7	—	1.94	15.8	0.1	2.93	23.3	0.1	1.67

Total borrowings	194.7	0.4	0.89	182.0	0.7	1.62	158.0	1.1	2.73

Subordinated notes	180.7	3.8	8.37	180.3	3.8	8.39	185.8	3.8	8.14

Total funding liabilities	14,721.3	$52.4	1.42%	14,479.1	$59.1	1.63%	15,295.7	$88.6	2.32%

Other liabilities	372.6			347.5			383.2

Total liabilities	15,093.9			14,826.6			15,678.9
Stockholders’ equity	5,163.6			5,229.9			5,214.3

Total liabilities and stockholders’ equity	$20,257.5			$20,056.5			$20,893.2

Net interest income/spread (3)		$143.7	3.01%		$154.3	3.28%		$167.3	3.30%

Net interest margin			3.25%			3.55%			3.67%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.9 million, $1.0 million and $1.0 million for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average earning assets and average interest-bearing liabilities have affected People's United Financial's net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year's average interest rate); changes in rates (changes in average interest rates multiplied by the prior year's average balance); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	Three Months Ended March 31, 2009 Compared To
	March 31, 2008 Increase (Decrease)			December 31, 2008 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(3.1)	$(14.1)	$(17.2)	$0.7	$(5.1)	$(4.4)
Securities purchased under agreements to resell	(1.6)	(1.5)	(3.1)	—	—	—
Securities	2.2	(3.0)	(0.8)	(0.8)	1.6	0.8
Loans:
Commercial real estate	4.3	(13.6)	(9.3)	1.8	(6.8)	(5.0)
Commercial	4.6	(14.6)	(10.0)	1.4	(5.7)	(4.3)
Residential mortgage	(10.3)	(1.9)	(12.2)	(0.9)	(1.6)	(2.5)
Consumer	3.9	(11.1)	(7.2)	0.9	(2.8)	(1.9)

Total loans	2.5	(41.2)	(38.7)	3.2	(16.9)	(13.7)

Total change in interest and dividend income	—	(59.8)	(59.8)	3.1	(20.4)	(17.3)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	—	(12.1)	(12.1)	0.4	(4.4)	(4.0)
Time	(5.6)	(17.8)	(23.4)	0.6	(3.0)	(2.4)

Total deposits	(5.6)	(29.9)	(35.5)	1.0	(7.4)	(6.4)

Borrowings:
Repurchase agreements	0.3	(0.9)	(0.6)	0.1	(0.3)	(0.2)
FHLB advances	—	—	—	—	—	—
Other	(0.1)	—	(0.1)	—	(0.1)	(0.1)

Total borrowings	0.2	(0.9)	(0.7)	0.1	(0.4)	(0.3)

Subordinated notes	(0.1)	0.1	—	0.1	(0.1)	—

Total change in interest expense	(5.5)	(30.7)	(36.2)	1.2	(7.9)	(6.7)

Change in net interest income	$5.5	$(29.1)	$(23.6)	$1.9	$(12.5)	$(10.6)

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Investment management fees	$7.5	$9.6	$8.8
Insurance revenue	8.3	7.3	9.1
Brokerage commissions	3.3	3.2	4.5

Total wealth management income	19.1	20.1	22.4

Net security gains (losses):
Equity securities	5.5	—	6.9
Debt securities	—	—	1.5
Trading account securities	(0.1)	0.2	0.1

Total net security gains	5.4	0.2	8.5

Bank service charges	30.4	31.5	30.7
Merchant services income	5.8	6.6	6.4
Net gains on sales of residential mortgage loans	1.9	0.8	2.0
Bank-owned life insurance	1.6	1.5	3.0
Other non-interest income	8.0	13.0	9.3

Total non-interest income	$72.2	$73.7	$82.3

Total non-interest income decreased $10.1 million compared to the first quarter of 2008 and $1.5 million compared to the fourth quarter of 2008.

The decreases in total wealth management income and bank service charges from both the first and fourth quarters of 2008 reflects the uncertainty in the equity markets and broader economic weakness as well as changes in customer behavior. The decrease in merchant services income from both the first and fourth quarters of 2008 primarily reflects the decline in payment processing volume.

In the first quarter of 2008, People’s United Financial recorded a gain of $5.6 million resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s IPO. People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million in the first quarter of 2008, which represented its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. Securities gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares. The foregoing Visa gains are included in equity securities gains in the above table. Debt securities gains in the first quarter of 2008 represent gains of $1.5 million resulting from the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates subsequent to January 1, 2008.

BOLI income totaled $1.6 million ($2.5 million on a taxable-equivalent basis) in the first quarter of 2009, compared to $3.0 million ($4.6 million on a taxable-equivalent basis) in the year-ago quarter, and $1.5 million in the fourth quarter of 2008 ($2.4 million on a taxable-equivalent basis). The decrease in BOLI income from the year-ago quarter primarily reflects the historically low interest rate environment and a $0.5 million death benefit included in the first quarter of 2008.

Other non-interest income decreased $1.3 million compared to the first quarter of 2008, as the increase in rental income resulting from a higher level of equipment leased to PCLC customers was more than offset by lower commercial loan fees. Other non-interest income in the fourth quarter of 2008 includes gains totaling $4.0 million recorded in connection with the sale of (i) mortgage servicing rights and (ii) two branches located in northern New England.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Compensation and benefits	$88.7	$83.2	$89.1
Occupancy and equipment	28.0	26.5	31.6
Professional and outside service fees	10.7	12.8	11.5
Merchant services expense	4.9	5.6	5.6
Other non-interest expense:
Amortization of other acquisition-related intangibles	5.2	5.5	5.2
Advertising and promotion	3.5	4.2	3.7
Stationery, printing and postage	3.2	3.2	3.5
Other	23.4	24.5	32.5

Total other non-interest expense	35.3	37.4	44.9

Total	167.6	165.5	182.7

Merger-related expenses	—	—	36.5

Total non-interest expense	$167.6	$165.5	$219.2

Efficiency ratio	73.4%	69.0%	65.0%

Total non-interest expense in the first quarter of 2009 decreased $15.1 million, or 8%, compared to the first quarter of 2008, excluding the effect of $36.5 million of merger-related expenses recorded in the first quarter of 2008. Total non-interest expense increased $2.1 million, or 1%, compared to the fourth quarter of 2008.

The efficiency ratio increased to 73.4% in the first quarter of 2009 compared to 65.0% in the year-ago quarter and 69.0% in the fourth quarter of 2008, reflecting the decline in interest rates that negatively impacted net interest income.

Compensation and benefits decreased $0.4 million compared to the year-ago quarter and increased $5.5 million compared to the fourth quarter of 2008. The year-over-year decrease primarily reflects further benefits from previously disclosed cost-saving initiatives, offset by normal merit increases and higher pension expense in the first quarter of 2009. The increase in compensation and benefits from the fourth quarter reflects the combination of normal merit increases, higher payroll taxes as a result of fewer employees having reached the maximum payroll tax limits, and increased pension expense, partially offset by lower salary and benefit costs resulting from cost-saving initiatives.

Merger-related expenses recorded in the first quarter of 2008 include asset impairment charges of $19.3 million, costs relating to severance and branch closings of $10.5 million and other accrued liabilities of $6.7 million.

The decrease in merchant services expense from both the first and fourth quarters of 2008 primarily reflects the decline in payment processing volume. Included in other non-interest expense in the first quarter of 2009 are benefit-related and other charges totaling $4.4 million. Other non-interest expense in the first quarter of 2008 includes $11.5 million of one-time charges, including benefit-related and other costs associated with the death of People’s United Financial’s former President.

On February 27, 2009, the Federal Deposit Insurance Corporation (the “FDIC”) approved an interim rule that would impose an additional one-time special assessment of 20 basis points on deposits, in addition to an increase in regular assessment rates announced previously. The FDIC’s interim rule also provides that the FDIC may impose additional special assessments of up to 10 basis points in future quarters if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or a level of close to zero or negative. The FDIC has indicated that it may reduce the amount of the 20 basis point special assessment under certain circumstances, including expansion of the FDIC’s borrowing authority. Legislation is pending in Congress that would expand the FDIC’s borrowing authority. As such, FDIC insurance expense, which is included in other non-interest expense, is expected to increase significantly, possibly as soon as the second quarter of 2009.

Income Taxes

People’s United Financial’s effective income tax rate was 32.5% in the first quarter of 2009, compared to 28.4% in the first quarter of 2008 and 33.0% in the fourth quarter of 2008. The lower effective income tax rate in the first quarter of 2008 primarily reflects a non-taxable BOLI death benefit. People’s United Financial’s effective income tax rate for the remainder of 2009 is expected to be approximately 32.5%.

FINANCIAL CONDITION

General

Total assets at March 31, 2009 were $20.7 billion, an increase of $513 million from December 31, 2008, reflecting increases of $1.6 billion in short-term investments and $82 million in total loans, partially offset by a decrease of $1.1 billion in securities.

At March 31, 2009, liabilities totaled $15.5 billion, a $529 million increase from December 31, 2008, primarily reflecting a $576 million increase in total deposits.

The increase in total loans from December 31, 2008 to March 31, 2009 reflects increases of $119 million in commercial real estate loans, $13 million in commercial loans and $34 million in consumer loans, partially offset by a decrease of $84 million in residential mortgage loans. The decrease in residential mortgage loans reflects People’s United Financial’s decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Residential mortgage loans at March 31, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $56.5 million and $6.1 million, respectively, which approximate fair value. The increase in loans held for sale from year-end reflects a higher backlog associated with an increase in residential mortgage refinancing activity as a result of the historically low interest rate environment.

Non-performing assets totaled $142.0 million at March 31, 2009, a $48.3 million increase from year-end 2008, primarily reflecting increases of $24.0 million in non-performing commercial real estate loans, $18.1 million in non-performing residential mortgage loans and $6.5 million in REO and repossessed assets. The allowance for loan losses totaled $159.0 million at March 31, 2009 compared to $157.5 million at December 31, 2008. At March 31, 2009, the allowance for loan losses as a percent of total loans was 1.09% and as a percent of non-performing loans was 126%, compared to 1.08% and 187%, respectively, at December 31, 2008.

People’s United Financial’s total stockholders’ equity was $5.2 billion at March 31, 2009, a $15 million decrease from December 31, 2008. The decrease primarily reflects dividends paid of $50.2 million, partially offset by net income of $26.7 million. As a percentage of total assets, stockholders’ equity was 25.0% at March 31, 2009 compared to 25.7% at December 31, 2008. Tangible stockholders’ equity as a percentage of tangible assets was 19.0% at March 31, 2009 compared to 19.5% at December 31, 2008.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.6%, 12.4% and 13.5%, respectively, at March 31, 2009, compared to 10.0%, 12.2% and 13.4%, respectively, at December 31, 2008 (see Regulatory Capital Requirements).

Asset Quality

The past two years have been marked by significant volatility in the financial and capital markets initially brought about by the fallout associated with the subprime mortgage market. This disruption led to significant credit and liquidity concerns, which resulted in government intervention within the banking sector and a substantial decline in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market and, in more recent months, a worsening recessionary economic environment. These events have, in turn, led to weakness within the commercial sector, prompting the federal government to implement a $787 billion stimulus package in February 2009, with the objective of reviving the U.S. economy.

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

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Balance at beginning of period	$157.5	$154.5	$72.7
Charge-offs	(6.9)	(6.9)	(3.7)
Recoveries	0.5	1.2	0.9

Net loan charge-offs	(6.4)	(5.7)	(2.8)
Provision for loan losses	7.9	8.7	8.3
Allowance recorded in the Chittenden acquisition	—	—	73.5

Balance at end of period	$159.0	$157.5	$151.7

Allowance for loan losses as a percentage of:
Total loans	1.09%	1.08%	1.05%
Non-performing loans	126.1	186.8	244.3

The provision for loan losses totaled $7.9 million in the first quarter of 2009, reflecting $6.4 million in net loan charge-offs and a $1.5 million increase in the allowance for loan losses. The provision for loan losses in the year-ago period totaled $8.3 million, reflecting $2.8 million in net loan charge-offs and a $5.5 million increase in the allowance for loan losses, including a $4.5 million increase resulting from the alignment of the former Chittenden allowance for loan losses methodology with that of People’s United Financial. The allowance for loan losses as a percentage of total loans was 1.09% at March 31, 2009 and 1.08% at December 31, 2008.

Net Loan Charge-Offs

	Three Months Ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Commercial	$1.9	$1.2	$1.2
Consumer	1.2	0.9	0.6
Commercial real estate	1.0	1.5	—
Indirect auto	1.0	0.8	0.4
PCLC	0.8	0.5	0.4
Residential mortgage	0.5	0.8	0.2

Total	$6.4	$5.7	$2.8

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended
	March 31, 2009	Dec. 31, 2008	March 31, 2008
Indirect auto	1.65%	1.47%	0.85%
PCLC	0.26	0.17	0.15
Commercial	0.25	0.16	0.17
Consumer	0.24	0.18	0.12
Commercial real estate	0.08	0.12	—
Residential mortgage	0.07	0.11	0.02

Total portfolio	0.18%	0.16%	0.08%

Net loan charge-offs as a percentage of average total loans increased 10 basis points in the first quarter of 2009 compared to the year-ago period, reflecting a $3.6 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Non-Performing Assets

(dollars in millions)	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Non-accrual loans:
Commercial real estate	$53.8	$29.8	$29.9	$31.9	$27.8
Residential mortgage	42.3	24.2	21.1	18.3	15.0
Commercial	16.3	21.1	23.9	23.4	12.8
PCLC	9.0	5.8	6.9	6.4	2.7
Consumer	4.6	3.3	3.2	3.1	3.8
Indirect auto	0.1	0.1	0.1	—	—

Total non-accrual loans (1)	126.1	84.3	85.1	83.1	62.1
Real estate owned (“REO”) and repossessed assets, net	15.9	9.4	6.3	3.3	4.9

Total non-performing assets	$142.0	$93.7	$91.4	$86.4	$67.0

Non-performing loans as a percentage of total loans	0.86%	0.58%	0.59%	0.58%	0.43%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.97	0.64	0.64	0.60	0.46
Stockholders’ equity and allowance for loan losses	2.67	1.76	1.70	1.61	1.25

(1)	Reported net of government guarantees totaling $7.2 million at March 31, 2009, $6.5 million at December 31, 2008, $6.4 million at September 30, 2008, $6.6 million at June 30, 2008 and $5.0 million at March 31, 2008.

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

Total non-performing assets increased $48.3 million from December 31, 2008 and were 0.97% of total loans, REO and repossessed assets at March 31, 2009. The increase in non-performing assets from December 31, 2008 includes increases in non-performing commercial real estate loans of $24.0 million, non-performing residential mortgage loans of $18.1 million, and REO and repossessed assets of $6.5 million. The increase in non-performing commercial real estate loans primarily reflects a single shared national credit totaling $16 million. Subsequent to March 31, 2009, a second real estate-related shared national credit totaling $17 million was classified as non-performing. The increase in non-performing residential mortgage loans is primarily a reflection of higher levels of unemployment across People’s United Financial’s franchise. REO and repossessed assets increased by $3.7 million and $2.8 million, respectively. Loans past due 90 days or more and still accruing totaled $11.2 million at March 31, 2009 compared to $8.0 million at December 31, 2008.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, it is anticipated that the level of non-performing assets will continue to increase in 2009.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2009, People’s United Financial’s (parent company) liquid assets included $2.0 billion in cash and cash equivalents (including $1.8 billion of short-term GSE debt securities). People’s United Bank’s liquid assets included $1.1 billion in cash and cash equivalents, $758 million in debt securities available for sale and $16 million in trading account securities. Securities available for sale and short-term GSE debt securities, with a combined fair value of $561 million at March 31, 2009, were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $14.8 billion at March 31, 2009 and represented 73% of total funding. Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings totaled $185 million at March 31, 2009, representing 0.9% of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At March 31, 2009, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $3.2 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At March 31, 2009, People’s United Bank had outstanding commitments to originate loans totaling $0.9 billion and approved, but unused, lines of credit extended to customers totaling $3.8 billion (including $1.9 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.16 billion at March 31, 2009, a $15.1 million decrease compared to $5.18 billion at December 31, 2008. This decrease primarily reflects dividends paid of $50.2 million, partially offset by net income of $26.7 million. Stockholders’ equity equaled 25.0% of total assets at March 31, 2009 and 25.7% at December 31, 2008. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 19.0% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at March 31, 2009 and 19.5% at December 31, 2008.

In April 2009, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1525 per share. The dividend is payable on May 15, 2009 to shareholders of record on May 1, 2009.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 10.6% at March 31, 2009, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2009 with ratios of 10.6% and 13.5%, respectively, compared to 10.0% and 13.4%, respectively, at December 31, 2008. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at March 31, 2009.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2009 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At March 31, 2009, People’s United Bank’s adjusted total assets, as defined, totaled $17.3 billion and its total risk-weighted assets, as defined, totaled $14.9 billion. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

As of March 31, 2009 (dollars in millions)				OTS Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$1,839.7	(1)	10.6%	n/a	n/a	$259.8	1.5%
Leverage (core) capital	1,839.7	(1)	10.6	$866.0	5.0%	692.8	4.0
Total risk-based capital	2,000.8	(2)	13.5	1,487.6	10.0	1,190.1	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning March 31, 2009. Given the interest rate environment at March 31, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	29.2%
+200	19.2
+100	8.9
-25	(2.2)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(1.8)%
+200	(0.6)
+100	—
-25	(0.1)

People’s United Financial’s interest rate risk position at March 31, 2009, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At March 31, 2009, People’s United Financial was using interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the funding liabilities from a variable interest rate into a fixed interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates and their effect on interest income and interest expense. Interest rate swaps are accounted for as fair value hedges.

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

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored though policies and procedures governing collateral management and credit approval. People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral.

People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately. At March 31, 2009, each of People’s United Financial’s counterparties (primarily representing major financial institutions) had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. At March 31, 2009, People’s United Financial’s counterparty credit exposure on its outstanding derivative contracts, after considering the effect of the bilateral netting arrangements and posted collateral, was immaterial.

Foreign Currency Risk

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans.

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of and for the period ended March 31, 2009 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$—	$6.3	$24.4
Weighted average remaining term to maturity (in months)	—	49	1
Increase (decrease) in pre-tax income for the quarter	$5.7	$(0.1)	$(0.3)
Fair value:
Recognized as a liability	—	0.8	0.5

As of and for the period ended March 31, 2008 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$700.0	$6.6	$14.1
Weighted average remaining term to maturity (in months)	34	62	1
Increase in pre-tax income for the quarter	$1.1	$—	$—
Fair value:
Recognized as an asset	48.0	—	—
Recognized as a liability	—	0.6	0.8

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

As of and for the periods ended March 31, 2009 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$140.8	$140.8
Weighted average remaining term to maturity (in months)	96	96
Increase (decrease) in pre-tax income for the quarter	$1.0	$(0.6)
Fair value:
Recognized as an asset	7.6	—
Recognized as a liability	—	6.8

See Note 11 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 59 through 63 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2009, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2009, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of People’s United Financial during the period covered by this report.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 8, 2009	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Paul D. Burner
Paul D. Burner
Senior Executive Vice President
and Chief Financial Officer

Date: May 8, 2009	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications