Form 10-Q
period 2009-06-30
People's United Financial, Inc.
filed 2009-08-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 348,371,961 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$343.0	$345.1
Short-term investments (note 3)	2,672.8	1,138.8

Total cash and cash equivalents	3,015.8	1,483.9

Securities (note 3):
Trading account securities, at fair value	12.2	21.4
Securities available for sale, at fair value	446.8	1,848.3
Securities held to maturity, at amortized cost (fair value of $0.8 million and $0.9 million)	0.8	0.9
Federal Home Loan Bank stock, at cost	31.1	31.1

Total securities	490.9	1,901.7

Securities purchased under agreements to resell	400.0	—

Loans (note 4):
Commercial real estate	5,234.2	4,967.3
Commercial	4,094.6	4,226.4
Residential mortgage	2,950.1	3,144.6
Consumer	2,273.7	2,227.4

Total loans	14,552.6	14,565.7
Less allowance for loan losses	(167.0)	(157.5)

Total loans, net	14,385.6	14,408.2

Goodwill (note 7)	1,261.7	1,261.7
Other acquisition-related intangibles (note 7)	263.6	274.1
Premises and equipment	258.2	262.4
Bank-owned life insurance	233.0	228.6
Other assets (note 11)	502.7	347.1

Total assets	$20,811.5	$20,167.7

Liabilities
Deposits:
Non-interest-bearing	$3,310.4	$3,173.4
Savings, interest-bearing checking and money market	6,609.7	6,214.7
Time	5,102.9	4,881.3

Total deposits	15,023.0	14,269.4

Borrowings:
Repurchase agreements	145.5	156.7
Federal Home Loan Bank advances	14.6	15.1
Other	—	16.1

Total borrowings	160.1	187.9

Subordinated notes	181.2	180.5
Other liabilities (note 11)	310.6	354.4

Total liabilities	15,674.9	14,992.2

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 348.3 million shares and 347.9 million shares issued)	3.5	3.5
Additional paid-in capital	4,500.6	4,485.1
Retained earnings	974.7	1,022.6
Treasury stock, at cost (3.3 million shares and 3.2 million shares)	(60.1)	(57.9)
Accumulated other comprehensive loss (note 5)	(83.3)	(75.4)
Unallocated common stock of Employee Stock Ownership Plan (9.6 million shares and 9.8 million shares) (note 1)	(198.8)	(202.4)

Total stockholders’ equity	5,136.6	5,175.5

Total liabilities and stockholders’ equity	$20,811.5	$20,167.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income:
Commercial real estate	$70.8	$74.7	$139.8	$152.9
Commercial	50.6	56.9	101.2	117.5
Residential mortgage	37.8	48.4	78.5	101.3
Consumer	24.0	26.8	47.9	57.9

Total interest on loans	183.2	206.8	367.4	429.6
Securities	7.2	7.4	16.5	17.5
Short-term investments	1.6	9.4	3.3	28.3
Securities purchased under agreements to resell	0.2	3.9	0.2	7.0

Total interest and dividend income	192.2	227.5	387.4	482.4

Interest expense:
Deposits	46.8	65.8	95.0	149.5
Borrowings	0.4	0.9	0.8	2.0
Subordinated notes	3.8	3.8	7.6	7.6

Total interest expense	51.0	70.5	103.4	159.1

Net interest income	141.2	157.0	284.0	323.3
Provision for loan losses (note 2)	14.0	2.4	21.9	10.7

Net interest income after provision for loan losses	127.2	154.6	262.1	312.6

Non-interest income:
Investment management fees	8.6	9.5	16.1	18.3
Insurance revenue	6.8	8.1	15.1	17.2
Brokerage commissions	3.2	4.2	6.5	8.7

Total wealth management income	18.6	21.8	37.7	44.2
Bank service charges	32.9	32.4	63.3	63.1
Net security gains (losses) (note 3)	12.0	(0.2)	17.4	8.3
Merchant services income	6.1	7.1	11.9	13.5
Net gains on sales of residential mortgage loans	3.8	2.2	5.7	4.2
Bank-owned life insurance	2.7	1.7	4.3	4.7
Other non-interest income	8.9	8.4	16.9	17.7

Total non-interest income	85.0	73.4	157.2	155.7

Non-interest expense:
Compensation and benefits	86.6	86.7	175.3	175.8
Occupancy and equipment	26.3	26.1	54.3	57.7
Professional and outside service fees	11.7	11.8	22.4	23.3
Regulatory assessment expense	11.0	1.2	12.6	2.4
Merchant services expense	5.2	5.9	10.1	11.5
Merger-related expenses (note 2)	—	—	—	36.5
Other non-interest expense (note 7)	32.3	31.2	66.0	74.9

Total non-interest expense	173.1	162.9	340.7	382.1

Income before income tax expense	39.1	65.1	78.6	86.2
Income tax expense	11.7	22.1	24.5	28.1

Net income	$27.4	$43.0	$54.1	$58.1

Earnings per common share (note 6):
Basic	$0.08	$0.13	$0.16	$0.18
Diluted	0.08	0.13	0.16	0.18

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the six months ended June 30, 2009 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$3.5	$4,485.1	$1,022.6	$(57.9)	$(75.4)	$(202.4)	$5,175.5
Comprehensive income:
Net income	—	—	54.1	—	—	—	54.1
Other comprehensive loss, net of tax (note 5)	—	—	—	—	(7.9)	—	(7.9)

Total comprehensive income							46.2

Cash dividends on common stock ($0.30 per share)	—	—	(101.3)	—	—	—	(101.3)
Restricted stock awards	—	11.6	—	(2.2)	—	—	9.4
ESOP common stock committed to be released (note 1)	—	—	(0.7)	—	—	3.6	2.9
Stock options and related tax benefits	—	3.9	—	—	—	—	3.9

Balance at June 30, 2009	$3.5	$4,500.6	$974.7	$(60.1)	$(83.3)	$(198.8)	$5,136.6

For the six months ended June 30, 2008 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	58.1	—	—	—	58.1
Other comprehensive income, net of tax	—	—	—	—	2.3	—	2.3

Total comprehensive income							60.4

Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 2)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.28 per share)	—	—	(94.2)	—	—	—	(94.2)
Restricted stock awards	—	23.0	(0.7)	(8.8)	—	—	13.5
ESOP common stock committed to be released (note 1)	—	—	(0.7)	—	—	3.6	2.9
Stock options and related tax benefits	—	14.2	—	—	—	—	14.2
SFAS No. 158 effect of changing pension plan measurement date, net of tax (note 1)	—	—	(0.3)	—	(1.0)	—	(1.3)

Balance at June 30, 2008	$3.5	$4,449.7	$1,041.8	$(60.6)	$(17.3)	$(206.0)	$5,211.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended
(in millions)	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income	$54.1	$58.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	21.9	10.7
Depreciation and amortization of premises and equipment	15.4	16.1
Impairment loss on premises and equipment	—	19.3
Amortization of leased equipment	5.7	3.8
Amortization of other acquisition-related intangibles	10.5	10.5
Net security gains	(17.4)	(8.3)
Net gains on sales of residential mortgage loans	(5.7)	(4.2)
ESOP common stock committed to be released	2.9	2.9
Expense related to share-based awards	13.0	11.2
Originations of loans held-for-sale	(629.3)	(379.7)
Proceeds from sales of loans held-for-sale	477.3	343.0
Net decrease (increase) in trading account securities	9.2	(10.8)
Net changes in other assets and liabilities	30.0	(14.9)

Net cash (used in) provided by operating activities	(12.4)	57.7

Cash Flows from Investing Activities:
Net (increase) decrease in securities purchased under agreements to resell	(400.0)	28.0
Proceeds from sales of securities available for sale	539.0	636.1
Proceeds from sales of other securities	5.6	6.9
Proceeds from principal repayments of securities available for sale	1,589.6	746.3
Proceeds from principal repayments of securities held to maturity	0.1	—
Purchases of securities available for sale	(944.5)	(1,251.8)
Proceeds from sales of loans	2.7	14.6
Net loan principal collections	144.4	270.1
Purchases of bank-owned life insurance	—	(0.2)
Return of premium on bank-owned life insurance	—	1.4
Purchases of premises and equipment	(11.6)	(13.9)
Purchases of leased equipment	(10.7)	(5.1)
Net cash paid in sale of branches	(16.2)	—
Proceeds from sales of real estate owned	2.9	3.4
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	—	(762.8)

Net cash provided by (used in) investing activities	901.3	(327.0)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	771.8	(578.7)
Net (decrease) increase in borrowings with terms of three months or less	(27.3)	4.4
Repayments of borrowings with terms of more than three months	(0.5)	(4.3)
Cash dividends paid on common stock	(101.3)	(94.2)
Proceeds from stock options exercised, including excess income tax benefits	0.3	8.7

Net cash provided by (used in) financing activities	643.0	(664.1)

Net increase (decrease) in cash and cash equivalents	1,531.9	(933.4)
Cash and cash equivalents at beginning of period	1,483.9	3,384.2

Cash and cash equivalents at end of period	$3,015.8	$2,450.8

Supplemental Information:
Interest payments	$103.2	$151.5
Income tax payments	29.0	48.4
Real estate properties acquired by foreclosure	6.1	1.7

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial, Inc. (“People’s United Financial”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The company has considered all subsequent events through August 7, 2009, the date of issuance of these financial statements, for potential recognition and/or disclosure herein.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the Quarterly Report on Form 10-Q for the period ended March 31, 2009 and this Quarterly Report for the period ended June 30, 2009, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

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

Components of the net periodic benefit expense (income) for the plans described above are as follows:

			Other
For the three months ended June 30	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$2.3	$2.0	$0.1	$0.1
Interest cost	4.0	3.7	0.1	0.1
Expected return on plan assets	(6.1)	(6.1)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.4	0.4	—	—
Recognized prior service cost	(0.1)	—	—	—

Net periodic benefit expense (income)	$1.5	$—	$0.3	$0.3

			Other
For the six months ended June 30	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Service cost	$4.6	$4.0	$0.1	$0.1
Interest cost	8.0	7.4	0.3	0.3
Expected return on plan assets	(12.3)	(12.2)	—	—
Amortization of unrecognized net transition obligation	—	—	0.2	0.2
Recognized net actuarial loss	2.8	0.8	—	—
Recognized prior service cost	(0.1)	(0.1)	(0.1)	(0.1)

Net periodic benefit expense (income)	$3.0	$(0.1)	$0.5	$0.5

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income for this plan totaled $0.7 million for both the six months ended June 30, 2009 and 2008.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At June 30, 2009, the loan balance totaled $208.1 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 871,133 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2009, a total of 9,582,442 shares of People’s United Financial common stock, with a fair value of $144.4 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital (if fair value exceeds cost) or retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $2.9 million for both the six months ended June 30, 2009 and 2008.

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

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of June 30, 2009 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$12.2	$—	$—	$12.2

Securities available for sale:
Debt securities:
U.S. Treasury and agency	11.2	—	—	11.2
Government-sponsored enterprise (“GSE”) residential mortgage-backed securities	435.4	0.6	(1.2)	434.8
State and municipal	0.3	—	—	0.3

Total debt securities	446.9	0.6	(1.2)	446.3
Equity securities	0.5	—	—	0.5

Total securities available for sale	447.4	0.6	(1.2)	446.8

Securities held to maturity	0.8	—	—	0.8
Federal Home Loan Bank (“FHLB”) stock	31.1	—	—	31.1

Total securities	$491.5	$0.6	$(1.2)	$490.9

As of December 31, 2008 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$21.4	$—	$—	$21.4

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	1,469.2	2.9	—	1,472.1
U.S. agency and GSE residential mortgage-backed securities	373.2	2.2	—	375.4
State and municipal	0.3	—	—	0.3

Total debt securities	1,842.7	5.1	—	1,847.8
Equity securities	0.5	—	—	0.5

Total securities available for sale	1,843.2	5.1	—	1,848.3

Securities held to maturity	0.9	—	—	0.9
FHLB stock	31.1	—	—	31.1

Total securities	$1,896.6	$5.1	$—	$1,901.7

Of the 31 securities owned by People’s United Financial at June 30, 2009, eight state and municipal securities classified as available for sale with a fair value of $0.3 million had continuous unrealized losses for a period greater than 12 months totaling less than $25,000 at that date. In addition, 12 other securities classified as available for sale with a fair value of $336.9 million had continuous unrealized losses for a period less than 12 months totaling $1.2 million at June 30, 2009. These securities included GSE residential mortgage-backed securities ($332.8 million) and U.S. Treasury securities ($4.1 million) whose unrealized losses were attributable to changes in interest rates.

Management reviews securities with unrealized losses on a regular basis in accordance with the applicable impairment measurement and recognition guidance including SFAS No. 115, SAB No. 111, FSP FAS 115-1 and FAS 124-1, and FSP FAS 115-2 and FAS 124-2. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. Furthermore, as of June 30, 2009, with respect to securities classified as available for sale, management had no intent to sell those securities and determined it was not more likely than not that the company will be required to sell those securities before recovery of the amortized cost. Accordingly, as of June 30, 2009, management believes that all impairments within the securities portfolio are temporary in nature. No impairment losses were recognized in People’s United Financial’s Consolidated Statements of Income for the three and six month periods ended June 30, 2009 and 2008.

The remaining period to contractual maturity for available for sale debt securities, other than residential mortgage-backed securities, and held to maturity debt securities, are as follows: $11.2 million within 1 year; $0.8 million after 1 but within 5 years; $0.1 million after 5 but within 10 years; and $0.2 million after 10 years.

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB has reported recent operating losses and a decline in capital, and has, as a result, suspended paying dividends and placed a moratorium on certain stock repurchases. However, based on the capital adequacy and liquidity position of the FHLB, management believes there is no impairment in the company’s investment in FHLB stock at June 30, 2009.

In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and recorded $12.1 million of gross realized gains (People’s United Financial uses the specific identification method to determine the cost of securities sold). As of June 30, 2009, a portion of the proceeds have been reinvested in residential mortgage-backed securities with longer maturities and substantially equivalent yields.

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

At June 30, 2009, short-term investments included $1.1 billion of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.19% at June 30, 2009. The remaining balance of short-term investments at June 30, 2009 included $1.1 billion of interest-earning deposits at the Federal Reserve Bank and $0.5 billion of FDIC-guaranteed commercial paper, money market investments and federal funds sold.

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	June 30, 2009	December 31, 2008
Commercial real estate:
Retail	$1,266.2	$1,204.5
Office buildings	1,229.3	1,047.4
Residential	759.4	766.4
Industrial/manufacturing	656.2	643.2
Hospitality and entertainment	534.8	544.3
Mixed/Special use	261.5	252.2
Land	175.2	172.6
Self storage/industrial	122.2	125.5
Health care	92.7	86.4
Other properties	136.7	124.8

Total commercial real estate	5,234.2	4,967.3

Commercial and industrial:
Finance, insurance and real estate	605.7	618.3
Manufacturing	583.9	633.3
Service	525.3	571.4
Wholesale distribution	263.8	289.5
Retail sales	202.8	195.0
Health services	183.1	169.3
Construction	126.1	130.2
Public administration	88.5	107.8
Transportation/utility	74.4	77.7
Arts/entertainment/recreation	64.7	65.3
Agriculture	32.5	33.6
Other	83.3	108.1

Total commercial and industrial (1)	2,834.1	2,999.5

People’s Capital and Leasing Corp.:
Printing	416.9	415.4
Transportation/utility	364.6	339.5
General manufacturing	173.0	166.1
Rental/leasing/retail	132.6	135.6
Packaging	86.1	87.3
Service	37.3	33.8
Health services	27.6	25.5
Wholesale distribution	22.4	23.7

Total PCLC (1)	1,260.5	1,226.9

Residential mortgage:
Adjustable rate	2,572.2	2,857.2
Fixed rate	377.9	287.4

Total residential mortgage	2,950.1	3,144.6

Consumer:
Home equity credit lines	1,708.9	1,619.8
Second mortgages	276.6	325.7
Indirect auto	234.9	224.8
Other	53.3	57.1

Total consumer	2,273.7	2,227.4

Total loans	$14,552.6	$14,565.7

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at June 30, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $189.4 million and $6.1 million, respectively, which approximate fair value.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans, (ii) net unrealized gains or losses on securities available for sale, and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the six months ended June 30, 2009 and 2008 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	June 30, 2009	December 31, 2008
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(103.7)	$(106.0)
Net gain on derivatives accounted for as cash flow hedges	20.8	26.8
Net unrealized (loss) gain on securities available for sale	(0.4)	3.8

Total accumulated other comprehensive loss	$(83.3)	$(75.4)

The increase in total accumulated other comprehensive loss from December 31, 2008 consisted of an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($6.0 million) and an after-tax increase in the net unrealized loss on securities available for sale ($4.2 million), partially offset by an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($2.3 million). Other comprehensive loss, which is presented net of tax, totaled $7.9 million for the six months ended June 30, 2009. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at June 30, 2009 pursuant to FSP FAS 115-2 and 124-2 (see Note 3).

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$27.4	$43.0	$54.1	$58.1

Average common shares outstanding for basic EPS	331.8	328.7	331.7	328.3
Effect of dilutive stock options and unvested stock awards	1.2	1.5	1.2	1.4

Average common and common-equivalent shares for diluted EPS	333.0	330.2	332.9	329.7

Basic EPS	$0.08	$0.13	$0.16	$0.18

Diluted EPS	$0.08	$0.13	$0.16	$0.18

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive stock options and unvested stock awards excluded from the calculation of diluted EPS totaled 9.6 million for both the three and six months ended June 30, 2009, and 9.7 million and 10.2 million for the three and six months ended June 30, 2008, respectively.

Effective January 1, 2009, People’s United Financial adopted the FSP on Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under FSP EITF 03-6-1, unvested share-based payment awards that include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Accordingly, companies that issue share-based payment awards considered to be participating securities under FSP EITF 03-6-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-6-1 requires retrospective application to all prior-period earnings per share data presented. The adoption of FSP EITF 03-6-1 did not change earnings per common share amounts for the three and six months ended June 30, 2009 or 2008.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.26 billion at both June 30, 2009 and December 31, 2008. At June 30, 2009, goodwill was allocated to People’s United Financial’s business segments as follows: Commercial Banking ($616.9 million), Retail Banking and Small Business ($595.0 million), and Wealth Management ($49.8 million).

People’s United Financial’s other acquisition-related intangible assets totaled $263.6 million and $274.1 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the carrying amounts of other acquisition-related intangible assets were as follows: core deposits intangible ($98.7 million); trust relationships ($38.4 million); insurance relationships ($3.8 million); and trade names ($122.7 million). Trade names recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $5.3 million for both the three months ended June 30, 2009 and 2008, and $10.5 million for both the six months ended June 30, 2009 and 2008. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2009 and each of the next five years is as follows: $20.5 million in 2009; $18.4 million in 2010; $16.8 million in 2011; $15.5 million in 2012; $14.9 million in 2013; and $13.7 million in 2014.

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

NOTE 9. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” in Item 2 for segment information for the three and six months ended June 30, 2009 and 2008.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 affirms that the objective of fair value, even when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction. In order to address application issues, FSP FAS 157-4 clarifies and provides additional factors to be considered in determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, requiring an entity to base its conclusion about whether a transaction was not orderly on the weight of all available evidence. FSP FAS 157-4 also amended SFAS No. 157 to expand certain disclosure requirements. FSP FAS 157-4 was effective for the quarter ended June 30, 2009 and did not result in any significant change in valuation techniques and related inputs, or the resulting fair values.

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

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities. Accordingly, such instruments are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities, and government agency-issued mortgage-backed securities, all of which are included in Level 2. With respect to mortgage-backed securities, People’s United Financial held GNMA residential mortgage-backed securities with a fair value of $333 million at December 31, 2008 (none at June 30, 2009). While such securities are backed by the full faith and credit of the U.S. government and, as a result, present no credit risk, they have been classified as Level 2 assets due to the method used in determining their fair value. The remaining residential mortgage-backed securities held by People’s United Financial at both June 30, 2009 and December 31, 2008 have been issued by GSEs and are also included in Level 2.

Derivatives

People’s United Financial values its derivatives portfolio using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, interest rate-lock commitments on residential mortgage loans, and forward commitments to sell residential mortgage loans.

Loans

Loans Held for Sale – Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United Financial uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used, and such loans are included in Level 3. At June 30, 2009 and December 31, 2008, residential mortgage loans held for sale totaling $189.4 million and $6.1 million, respectively, were recorded in the Consolidated Statement of Condition. No fair value adjustments were recorded for residential mortgage loans classified as held for sale for the six months ended June 30, 2009 and 2008.

Impaired Loans – In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Under SFAS No. 114, impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. At June 30, 2009 and December 31, 2008, loans deemed to be impaired under SFAS No. 114 and subject to fair value measurement under SFAS No. 157 totaled $63.9 million and $33.0 million, respectively. Related impairment charges totaled $9.2 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.

Recurring Fair Value Measurements

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

	Fair Value Measurements Using
As of June 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$12.2	$—	$—	$12.2
Securities available for sale:
U.S. Treasury and agency	11.2	—	—	11.2
GSE residential mortgage-backed securities	—	434.8	—	434.8
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Interest rate swaps	—	7.1	—	7.1
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total	$23.4	$443.6	$—	$467.0

Liabilities:
Interest rate swaps	$—	$6.8	$—	$6.8
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$—	$7.3	$—	$7.3

	Fair Value Measurements Using
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$21.4	$—	$—	$21.4
Securities available for sale:
U.S. Treasury, agency and GSE	1,472.1	—	—	1,472.1
U.S. agency and GSE residential mortgage-backed securities	—	375.4	—	375.4
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Interest rate floors	—	46.3	—	46.3
Interest rate swaps	—	7.3	—	7.3
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$1,493.5	$430.3	$—	$1,923.8

Liabilities:
Interest rate swaps	$—	$7.7	$—	$7.7
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total	$—	$8.7	$—	$8.7

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

People’s United Financial generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately. At June 30, 2009, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

The following sections further discuss each class of derivative financial instrument used by People’s United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Floors

Interest rate floors are a type of option contract that are exercised when the underlying interest rate falls below a specified strike rate. Previously, People’s United Financial purchased interest rate floors for the purpose of partially managing its exposure to decreases in the one-month LIBOR-index rate used to reprice certain long-term commercial loans. If the one-month LIBOR-index rate fell below the specified strike rate, People’s United Financial received an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate, which in effect, offset the decline in interest income earned on the hedged floating rate commercial loans from the decline in interest rates. The interest rate floors were accounted for as cash flow hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. In accordance with the provisions of SFAS No. 133, the gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $9.7 million of this gain was recognized in income during the six months ended June 30, 2009 and the remaining unrecognized gain at June 30, 2009 was $30.4 million. The portion of the unrecognized gain at June 30, 2009 that is expected to be recognized in income over the next 12 months totals approximately $19.9 million.

Interest Rate Swaps

People’s United Financial has also entered into pay fixed/receive floating interest rate swaps that are used to manage interest rate risk associated with certain interest-earning assets. Specifically, the swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. Under interest rate swaps, People’s United Financial agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount. As a result, the interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

Foreign Exchange Contracts

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

Forward Commitments to Sell Residential Mortgage Loans and Related Interest Rate-Lock Commitments

People’s United Financial enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (substantially all to be sold servicing released) in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s United Financial delivers originated loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s United Financial’s inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s United Financial will commit to an interest rate on a mortgage loan application at a time after the application is approved by People’s United Financial. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives and are reflected in the Consolidated Statements of Condition at fair value (see Note 12).

The table below provides a summary of the notional amounts and fair values of derivatives outstanding at June 30, 2009 and December 31, 2008:

				Fair Values (a)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps - commercial customers	N/A	$174.5	$60.3	$3.0	$7.3	$3.5	$—
Interest rate swaps - other counterparties	N/A	174.5	60.3	4.1	—	2.7	6.9

Total				7.1	7.3	6.2	6.9

Derivatives Designated as Hedging Instruments:
Interest rate floors:
Loans	Cash flow	—	600.0	—	46.3	—	—
Interest rate swaps:
Loans	Fair value	6.2	6.4	—	—	0.6	0.8
Foreign exchange contracts:
Loans	Fair value	24.3	11.6	0.4	—	—	0.5

Total				0.4	46.3	0.6	1.3

Total derivatives				$7.5	$53.6	$6.8	$8.2

(a)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

The following table summarizes the impact of People’s United Financial’s derivatives on the statements of income and on the accumulated other comprehensive loss (“AOCL”) for the six months ended June 30, 2009 and 2008:

		Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
		Six Months Ended		Six Months Ended
(in millions)	Type of Hedge	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps - commercial customers	N/A	$(6.1)	$—	$—	$—
Interest rate swaps - other counterparties	N/A	6.7	—	—	—

Total		0.6	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors	Cash flow	11.1	4.2	1.2	0.5
Interest rate swaps	Fair value	(0.2)	(0.1)	—	—
Foreign exchange contracts	Fair value	0.4	—	—	—

Total		11.3	4.1	1.2	0.5

Total derivatives		$11.9	$4.1	$1.2	$0.5

(a)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and in other non-interest income and other non-interest expense for derivatives not designated as hedging instruments.

NOTE 12. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	June 30, 2009		December 31, 2008
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$3,015.8	$3,015.8	$1,483.9	$1,483.9
Securities (1)	490.9	490.9	1,901.7	1,901.7
Securities purchased under agreements to resell	400.0	400.0	—	—
Loans, net	14,385.6	14,491.7	14,408.2	14,598.9
Accrued interest receivable	55.0	55.0	55.7	55.7

Financial liabilities (other than derivatives):
Time deposits	5,102.9	5,138.7	4,881.3	4,926.9
Other deposits	9,920.1	9,920.1	9,388.1	9,388.1
Repurchase agreements	145.5	145.5	156.7	156.6
Federal Home Loan Bank advances	14.6	14.7	15.1	15.1
Other borrowings	—	—	16.1	16.0
Subordinated notes	181.2	182.8	180.5	162.6
Accrued interest payable	8.3	8.3	8.8	8.8

Derivative financial instruments: (2)
Recognized as an asset:
Interest rate floors	—	—	46.3	46.3
Interest rate swaps	7.1	7.1	7.3	7.3
Foreign exchange contracts	0.4	0.4	—	—
Interest rate-lock commitments on residential mortgage loans	0.5	0.5	—	—
Forward commitments to sell residential mortgage loans	—	—	0.5	0.5
Recognized as a liability:
Interest rate swaps	6.8	6.8	7.7	7.7
Foreign exchange contracts	—	—	0.5	0.5
Forward commitments to sell residential mortgage loans	0.5	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	—	—	0.5	0.5

(1)	Includes (i) trading account securities totaling $12.2 million and $21.4 million at June 30, 2009 and December 31, 2008, respectively (no other financial instruments in this table were held for trading purposes), and (ii) FHLB stock, reported at cost, totaling $31.1 million at both June 30, 2009 and December 31, 2008.

(2)	See Note 11 for a further discussion of derivative financial instruments.

As stated in Note 10, People’s United Financial adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, SFAS No. 157 requires an “exit price” approach to value.

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” which requires disclosures about the fair values of financial instruments for which it is practicable to estimate fair value, was amended to adopt the SFAS No. 157 definition of fair value. SFAS No. 107 disclosure requirements apply to (i) financial instruments that are measured at fair value on a recurring or non-recurring basis and, therefore, are subject to the disclosure requirements of SFAS No. 157, and (ii) other financial instruments that are not subject to those disclosure requirements. See Note 10 for a discussion of financial instruments measured at fair value on a recurring basis (securities and derivatives) and the methods used to determine the fair value of such instruments.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1, which applies to publicly traded companies, requires disclosures in interim financial statements regarding the fair values of financial instruments that are within the scope of SFAS No. 107, adding to the existing requirement to make such disclosures in annual financial statements. Further, FSP FAS 107-1 and APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in such methods and significant assumptions from prior periods. FSP FAS 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.

The following is a description of the principal valuation methods used by People’s United Financial for financial instruments other than securities and derivatives, which are discussed in Note 10:

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

Other Financial Assets and Liabilities

Cash and cash equivalents, securities purchased under agreements to resell, and accrued interest receivable and payable have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk.

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

NOTE 13. NEW ACCOUNTING STANDARDS

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

In addition, SFAS No. 141 (R) requires (i) that acquisition-related transaction costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141, (ii) that the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met in order to accrue for a restructuring plan in purchase accounting, and (iii) that certain pre-acquisition contingencies be recognized at fair value. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” which amends and clarifies SFAS No. 141(R) to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. People’s United Financial adopted SFAS No. 141(R) and FSP FAS 141(R)-1 effective January 1, 2009 and will apply their provisions prospectively to business combinations completed after that date.

In December 2008, the FASB issued FSP FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. In particular, FSP 132 (R)-1 requires that employers disclose the following with respect to such plans: (i) how investment allocation decisions are made; (ii) the major categories of plan assets, including concentrations of risk and related fair value measurements; and (iii) the fair value techniques and pertinent inputs used to determine the fair value of plan assets. The provisions of FSP 132 (R)-1 are effective for People’s United Financial on a prospective basis beginning with the fiscal year ending December 31, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes standards related to the accounting for and disclosure of events that occur after the balance sheet date but prior to the date the financial statements are issued or available to be issued. The provisions of SFAS No. 165 were effective for the quarter ended June 30, 2009 and did not have a significant impact on the company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).” SFAS No. 166 amends SFAS No. 140 by, among other things, eliminating the concept of a “qualifying special-purpose entity”, changing the requirements for de-recognition of financial assets, and requiring additional disclosures. SFAS No. 167 amends the guidance in FASB Interpretation No. 46 (R) related to the consolidation of variable interest entities. SFAS Nos. 166 and 167 are effective for People’s United Financial on January 1, 2010. Adoption is not expected to have a significant impact on the company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (the “Codification”), as the source of authoritative U.S. GAAP to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”), under authority of federal securities laws, are also considered sources of authoritative GAAP for SEC registrants. The Codification (i) supersedes all non-SEC accounting and reporting standards and (ii) renders all other non-grandfathered, non-SEC accounting literature not included in the Codification as non-authoritative. SFAS No. 168 is effective for People’s United Financial on July 1, 2009. Adoption is not expected to have a significant impact on the company’s Consolidated Financial Statements.

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

On October 14, 2008, the U.S. Treasury announced a plan to employ a portion of its purchasing authority, as provided for by the EESA, in making direct equity investments in qualifying banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the U.S. Treasury will utilize up to $250 billion of the $700 billion authorized by the EESA to purchase preferred stock in qualifying institutions that request such investments. The preferred stock issued under the TARP CPP contains a number of provisions, some of which could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. People’s United Bank currently exceeds all applicable regulatory capital requirements and remains well capitalized. The company has not applied for equity capital under the TARP CPP.

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC has authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Further changes in assessment rates are anticipated later in 2009. For example, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may effect its initial base assessment rate. In addition, on May 22, 2009, the FDIC adopted a final rule that imposes a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. The FDIC’s rule also provides that the FDIC may impose additional special assessments on September 30, 2009 and December 31, 2009 of up to 5 basis points on each insured financial institution’s total assets less Tier 1 capital if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or a level of close to zero or negative.

The EESA increased the FDIC deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009, and subsequent amendments extended the increased coverage through December 31, 2013. In addition, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which consists of two components: temporary unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the increased $250,000 deposit insurance limit (the “Transaction Account Guarantee Program”) and a temporary guarantee of certain newly-issued unsecured debt (the “Debt Guarantee Program”). All eligible institutions were covered under both programs for the first 30 days without incurring any costs. After the initial 30 day period, institutions participating in the Transaction Account Guarantee Program are assessed a 10 basis point surcharge on the additional insured deposits and institutions participating in the Debt Guarantee Program are subject to an annualized charge equal to 75 basis points. The company has elected to participate in the Transaction Account Guarantee Program as it participates in all other FDIC deposit insurance programs. While People’s United Financial has retained its right to do so, the company does not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

Based on the increase in the premium assessment rate, the special assessment announced in May 2009, and the company’s participation in the Transaction Account Guarantee Program, the company’s cost of deposit insurance increased significantly in the first half of 2009, and further increases may occur. The actual amount of further increases will be dependent on several factors, including: (i) deposit levels; (ii) People’s United Bank’s risk profile; (iii) People’s United Bank’s total assets and Tier 1 capital; and (iv) whether additional special assessments are imposed in future periods.

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

Selected Consolidated Financial Data

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Operating Data:
Net interest income	$141.2	$142.8	$157.0	$284.0	$323.3
Provision for loan losses (1)	14.0	7.9	2.4	21.9	10.7
Non-interest income (2)	85.0	72.2	73.4	157.2	155.7
Non-interest expense (3)	173.1	167.6	162.9	340.7	382.1
Income before income tax expense	39.1	39.5	65.1	78.6	86.2
Net income	27.4	26.7	43.0	54.1	58.1

Selected Statistical Data:
Net interest margin (4)	3.12%	3.25%	3.56%	3.18%	3.61%
Return on average assets (4)	0.53	0.53	0.84	0.53	0.56
Return on average tangible assets (4)	0.57	0.57	0.91	0.57	0.61
Return on average stockholders’ equity (4)	2.1	2.1	3.3	2.1	2.2
Return on average tangible stockholders’ equity (4)	3.0	2.9	4.7	3.0	3.1
Efficiency ratio	72.3	73.4	66.3	72.9	65.6

Per Common Share Data:
Basic and diluted earnings per share	$0.08	$0.08	$0.13	$0.16	$0.18
Dividends paid per share	0.15	0.15	0.15	0.30	0.28
Dividend payout ratio	186.2%	188.4%	116.1%	187.3%	162.2%
Book value (end of period)	$15.31	$15.39	$15.63	$15.31	$15.63
Tangible book value (end of period)	10.77	10.83	11.00	10.77	11.00
Stock price:
High	18.54	18.18	18.52	18.54	18.52
Low	14.72	15.61	15.52	14.72	14.29
Close (end of period)	15.07	17.97	15.60	15.07	15.60

(1)	Includes a $4.5 million provision for the six months ended June 30, 2008 to align allowance for loan losses methodologies across the combined organization following the acquisition of Chittenden Corporation.
(2)	Includes net security gains of $12.0 million and $5.4 million for the three months ended June 30, 2009 and March 31, 2009, respectively, and $17.4 million and $8.3 million for the six months ended June 30, 2009 and 2008, respectively.
(3)	Includes an FDIC special assessment charge of $8.4 million for the three and six months ended June 30, 2009, and $51.3 million of merger-related expenses and other one-time charges for the six months ended June 30, 2008.
(4)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Financial Condition Data:
Total assets	$20,812	$20,681	$20,168	$20,042	$20,392
Loans	14,553	14,648	14,566	14,331	14,366
Short-term investments (1)	3,073	2,756	1,139	2,534	2,265
Securities	491	806	1,902	428	866
Allowance for loan losses	167	159	158	155	152
Goodwill and other acquisition-related intangibles	1,525	1,531	1,536	1,537	1,541
Deposits	15,023	14,846	14,269	14,152	14,532
Borrowings	160	185	188	152	144
Subordinated notes	181	181	181	180	180
Stockholders’ equity	5,137	5,160	5,176	5,239	5,211
Non-performing assets	182	142	94	91	86
Net loan charge-offs	6.0	6.4	5.7	4.0	2.4

Average Balances:
Loans	$14,595	$14,603	$14,371	$14,310	$14,425
Short-term investments (1)	2,816	1,824	1,610	2,325	2,433
Securities	799	1,275	1,393	715	907
Total earning assets	18,210	17,702	17,374	17,350	17,765
Total assets	20,759	20,258	20,057	20,057	20,492
Deposits	14,886	14,346	14,117	14,193	14,613
Total funding liabilities	15,237	14,721	14,479	14,520	14,939
Stockholders’ equity	5,162	5,164	5,230	5,204	5,202

Ratios:
Net loan charge-offs to average loans (annualized)	0.16%	0.18%	0.16%	0.11%	0.07%
Non-performing assets to total loans, real estate owned and repossessed assets	1.25	0.97	0.64	0.64	0.60
Allowance for loan losses to non-performing loans	99.4	126.1	186.8	181.6	182.6
Allowance for loan losses to total loans	1.15	1.09	1.08	1.08	1.06
Average stockholders’ equity to average total assets	24.9	25.5	26.1	25.9	25.4
Stockholders’ equity to total assets	24.7	25.0	25.7	26.1	25.6
Tangible stockholders’ equity to tangible assets (2)	18.7	19.0	19.5	20.0	19.5
Total risk-based capital (3)	13.7	13.5	13.4	16.2	17.8

(1)	Includes securities purchased under agreements to resell.
(2)	People’s United Financial’s ratio of tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) to tangible assets (total assets less goodwill and other acquisition-related intangibles) is a non-GAAP financial measure used to analyze a financial institution’s capital strength and facilitates comparisons with other banks and thrifts.
(3)	Total risk-based capital ratios presented are for People’s United Bank and, as such do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of acquisition-related intangibles and fair value adjustments, losses on real estate assets and nonrecurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and nonrecurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be nonrecurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

The following table summarizes People's United Financial's efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Total non-interest expense	$173.1	$167.6	$162.9	$340.7	$382.1
Less:
Amortization of other acquisition-related intangibles	5.3	5.2	5.3	10.5	10.5
FDIC special assessment	8.4	—	—	8.4	—
Merger-related expenses and other one-time charges	—	—	—	—	51.3
Fair value adjustments	0.8	0.8	0.8	1.6	1.6
REO expense	0.6	0.3	0.4	0.9	1.8
Other	1.2	5.1	0.7	6.3	1.6

Total	$156.8	$156.2	$155.7	$313.0	$315.3

Net interest income (1)	$142.1	$143.7	$157.9	$285.8	$325.2
Total non-interest income	85.0	72.2	73.4	157.2	155.7
Add:
Fair value adjustments	1.6	1.6	2.6	3.2	5.2
BOLI FTE adjustment (1)	1.5	0.9	0.9	2.4	2.5
Net security losses	—	—	0.2	—	0.2
Less:
Net security gains	12.0	5.4	—	17.4	8.5
Gain on sale of assets	1.3	0.3	—	1.6	—

Total	$216.9	$212.7	$235.0	$429.6	$480.3

Efficiency ratio	72.3%	73.4%	66.3%	72.9%	65.6%

(1)	Fully taxable equivalent.

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

Financial Overview

People’s United Financial reported net income of $27.4 million, or $0.08 per diluted share, for the three months ended June 30, 2009, compared to $43.0 million, or $0.13 per diluted share, for the year-ago period. Second quarter 2009 earnings reflect continued margin pressure associated with the historically low interest rate environment and the company’s asset sensitive balance sheet, and security gains that served to offset an FDIC special assessment charge. For the six months ended June 30, 2009 and 2008, net income totaled $54.1 million, or $0.16 per diluted share, compared to $58.1 million, or $0.18 per diluted share, respectively.

People’s United Financial’s return on average tangible assets was 0.57% and return on average tangible stockholders’ equity was 3.0%, compared to 0.91% and 4.7%, respectively, in the year-ago quarter.

Net interest income decreased $15.8 million from the year-ago quarter while the net interest margin declined 44 basis points to 3.12%. The lower net interest margin reflects the interest rate cuts initiated by the Federal Reserve Board throughout 2008, and the company’s asset sensitive balance sheet, including its significant excess capital position, which continues to be temporarily invested in low-yielding short-term investments.

Compared to the second quarter of 2008, average earning assets increased $445 million, reflecting increases of $384 million in average short-term investments and $170 million in average loans, partially offset by a decrease of $109 million in average securities. Average funding liabilities increased $298 million compared to the second quarter of 2008, primarily reflecting a $273 million increase in average total deposits.

Compared to the year-ago quarter, total non-interest income increased $11.6 million and total non-interest expense increased $10.2 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 72.3% in the second quarter of 2009 compared to 66.3% in the year-ago period.

The provision for loan losses in the second quarter of 2009 was $14.0 million compared to $2.4 million in the year-ago period. The provision for loan losses in the second quarter of 2009 reflected net loan charge-offs of $6.0 million and an $8.0 million increase in the allowance for loan losses. The provision for loan losses in the second quarter of 2008 reflected net loan charge-offs of $2.4 million. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.16% in the second quarter of 2009 compared to 0.07% in the year-ago quarter.

The allowance for loan losses totaled $167.0 million at June 30, 2009. Non-performing assets totaled $182.0 million at June 30, 2009, an $88.3 million increase from December 31, 2008. At June 30, 2009, the allowance for loan losses as a percentage of total loans was 1.15% and as a percentage of non-performing loans was 99.4%.

People’s United Financial’s total stockholders’ equity was $5.1 billion at June 30, 2009 compared to $5.2 billion at December 31, 2008. As a percentage of total assets, stockholders’ equity was 24.7% and 25.7%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 18.7% at June 30, 2009 compared to 19.5% at December 31, 2008.

People’s United Bank’s total risk-based capital ratio was 13.7% at June 30, 2009 compared to 13.4% at December 31, 2008 (see Regulatory Capital Requirements).

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

Business Segment Performance Summary

Three months ended June 30, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$61.5	$91.1	$0.8	$153.4	$(31.7)	$19.5	$141.2
Provision for loan losses	5.5	1.2	0.1	6.8	—	7.2	14.0
Total non-interest income	16.9	33.4	19.4	69.7	15.7	(0.4)	85.0
Total non-interest expense	46.1	98.0	21.8	165.9	1.7	5.5	173.1

Income (loss) before income tax expense (benefit)	26.8	25.3	(1.7)	50.4	(17.7)	6.4	39.1
Income tax expense (benefit)	8.6	8.2	(0.6)	16.2	(6.7)	2.2	11.7

Net income (loss)	$18.2	$17.1	$(1.1)	$34.2	$(11.0)	$4.2	$27.4

Total average assets	$9,798.1	$6,086.7	$299.1	$16,183.9	$3,519.6	$1,055.8	$20,759.3
Total average liabilities	2,345.0	12,633.1	122.2	15,100.3	75.7	421.2	15,597.2

Six months ended June 30, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$120.3	$182.4	$1.9	$304.6	$(58.6)	$38.0	$284.0
Provision for loan losses	11.0	2.4	0.1	13.5	—	8.4	21.9
Total non-interest income	33.5	62.4	39.2	135.1	18.1	4.0	157.2
Total non-interest expense	90.1	191.5	43.3	324.9	3.0	12.8	340.7

Income (loss) before income tax expense (benefit)	52.7	50.9	(2.3)	101.3	(43.5)	20.8	78.6
Income tax expense (benefit)	16.9	16.4	(0.8)	32.5	(15.6)	7.6	24.5

Net income (loss)	$35.8	$34.5	$(1.5)	$68.8	$(27.9)	$13.2	$54.1

Total average assets	$9,731.5	$6,136.2	$296.5	$16,164.2	$3,379.6	$966.0	$20,509.8
Total average liabilities	2,330.3	12,387.6	127.6	14,845.5	76.7	424.7	15,346.9

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net interest income	$61.5	$63.9	$120.3	$128.3
Provision for loan losses	5.5	4.8	11.0	9.2
Total non-interest income	16.9	18.4	33.5	37.5
Total non-interest expense	46.1	42.9	90.1	86.9

Income before income tax expense	26.8	34.6	52.7	69.7
Income tax expense	8.6	11.7	16.9	23.7

Net income	$18.2	$22.9	$35.8	$46.0

Total average assets	$9,798.1	$9,257.7	$9,731.5	$9,121.2
Total average liabilities	2,345.0	2,335.6	2,330.3	2,411.1

Commercial Banking net income decreased $4.7 million compared to the second quarter of 2008, reflecting decreases in net interest income and non-interest income, and increases in the provision for loan losses and non-interest expense. The $2.4 million decrease in net interest income reflects the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, partially offset by an increase in average earning assets. The $1.5 million decrease in non-interest income reflects decreases in merchant services income (due to a decline in payment processing volume) and commercial loan fees, partially offset by an increase in rental income on leased equipment. The $3.2 million increase in non-interest expense primarily reflects a $1.3 million allocation of the FDIC special assessment charge in the second quarter of 2009 and an increase in amortization expense on leased equipment.

The increase in average assets compared to the second quarter of 2008 primarily reflects increases of $356 million in commercial real estate loans and $228 million in PCLC loans, partially offset by a decrease of $53 million in commercial loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity) and small business lending.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net interest income	$91.1	$99.7	$182.4	$202.4
Provision for loan losses	1.2	1.5	2.4	2.9
Total non-interest income	33.4	31.3	62.4	60.2
Total non-interest expense	98.0	91.4	191.5	186.3

Income before income tax expense	25.3	38.1	50.9	73.4
Income tax expense	8.2	12.9	16.4	24.9

Net income	$17.1	$25.2	$34.5	$48.5

Total average assets	$6,086.7	$6,550.7	$6,136.2	$6,755.5
Total average liabilities	12,633.1	12,336.2	12,387.6	12,341.8

Retail Banking and Small Business net income decreased $8.1 million compared to the second quarter of 2008. The $8.6 million decrease in net interest income primarily reflects the reduction in residential mortgage loan interest income. In the second quarter of 2009, average residential mortgage loans decreased $640 million compared to the year-ago quarter, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. The $2.1 million increase in non-interest income primarily reflects a $1.6 million increase in net gains on sales of residential mortgage loans in the second quarter of 2009 due to an increase in residential mortgage refinancing activity given the historically low interest rate environment. The $6.6 million increase in non-interest expense primarily reflects a $7.1 million allocation of the FDIC special assessment charge in the second quarter of 2009.

Average liabilities increased $297 million compared to the second quarter of 2008 primarily reflecting a $274 million increase in average deposits.

Wealth Management consists of private banking, trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and Chittenden Securities, LLC, and other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net interest income	$0.8	$1. 0	$1.9	$2.1
Provision for loan losses	0.1	—	0.1	—
Total non-interest income	19.4	22.6	39.2	46.0
Total non-interest expense	21.8	21.8	43.3	43.2

(Loss) income before income tax (benefit) expense	(1.7)	1.8	(2.3)	4.9
Income tax (benefit) expense	(0.6)	0.6	(0.8)	1.6

Net (loss) income	$(1.1)	$1.2	$(1.5)	$3.3

Total average assets	$299.1	$290.0	$296.5	$293.2
Total average liabilities	122.2	118.8	127.6	128.5

Wealth Management net income decreased $2.3 million compared to the second quarter of 2008. The decrease in non-interest income in the second quarter of 2009 reflects decreases in investment management fees and brokerage commissions, primarily reflecting the uncertainty in the equity markets and broader economic weakness, and a decline in insurance revenue, reflecting the continued soft insurance market resulting from the contracting economy. Non-interest expense includes $0.4 million of system integration costs for both the three and six months ended June 30, 2009.

Assets under custody, management and safekeeping, which are not reported as assets of People’s United Financial, totaled $12.5 billion at June 30, 2009, compared to $12.4 billion at December 31, 2008 and $13.0 billion at June 30, 2008.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net interest loss	$(31.7)	$(32.0)	$(58.6)	$(45.7)
Total non-interest income	15.7	1.7	18.1	6.2
Total non-interest expense	1.7	(0.3)	3.0	(0.9)

Loss before income tax benefit	(17.7)	(30.0)	(43.5)	(38.6)
Income tax benefit	(6.7)	(10.8)	(15.6)	(14.8)

Net loss	$(11.0)	$(19.2)	$(27.9)	$(23.8)

Total average assets	$3,519.6	$3,444.0	$3,379.6	$3,655.6
Total average liabilities	75.7	115.7	76.7	142.1

Treasury’s loss in the second quarter of 2009 compared to the 2008 period reflects an increase in non-interest income, which includes security gains of $12.1 million resulting from the sale of residential mortgage-backed securities with an amortized cost of $723 million. The increase in non-interest income also includes a $1.0 million increase in bank-owned life insurance (“BOLI”) income, reflecting a higher crediting rate in the second quarter of 2009. The increase in non-interest expense in the second quarter of 2009 reflects costs relating to derivatives with commercial customers.

Other includes the residual financial impact from the allocation of revenues and expenses and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including a $5.6 million gain related to the sale of the company’s remaining holdings of Visa Class B shares (included in total non-interest income for the six months ended June 30, 2009), $4.4 million of benefit-related and other charges (included in total non-interest expense for the six months ended June 30, 2009), $6.9 million of gains related to the Visa IPO (included in total non-interest income for the six months ended June 30, 2008), and $51.3 million of merger-related expenses and other one-time charges (included in total non-interest expense for the six months ended June 30, 2008). Included in “Other” are assets such as cash, premises and equipment, and other assets and other liabilities.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net interest income	$19.5	$24.4	$38.0	$36.2
Provision for loan losses	7.2	(3.9)	8.4	(1.4)
Total non-interest income	(0.4)	(0.6)	4.0	5.8
Total non-interest expense	5.5	7.1	12.8	66.6

Income (loss) before income tax expense (benefit)	6.4	20.6	20.8	(23.2)
Income tax expense (benefit)	2.2	7.7	7.6	(7.3)

Net income (loss)	$4.2	$12.9	$13.2	$(15.9)

Total average assets	$1,055.8	$949.8	$966.0	$867.2
Total average liabilities	421.2	384.1	424.7	461.1

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

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008. Given the asset sensitive position of People’s United Financial’s balance sheet, including the temporary investment of a portion of the company’s significant excess capital position in low-yielding short-term investments, and the increase in average deposits, there was margin compression in the net interest margin in the first six months of 2009, which may continue.

Second Quarter 2009 Compared to Second Quarter 2008

The net interest margin declined 44 basis points to 3.12% compared to the second quarter of 2008. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments. Net interest income (FTE basis) decreased $15.8 million, reflecting a $35.3 million decrease in total interest and dividend income, partially offset by a $19.5 million decrease in total interest expense.

Average earning assets totaled $18.2 billion in the second quarter of 2009, a $445 million increase from the second quarter of 2008. Average loans increased $170 million and average short-term investments and securities resale agreements increased $384 million, while average securities decreased $109 million. Average loans, average securities and average short-term investments comprised 80%, 4% and 16%, respectively, of average earning assets in the second quarter of 2009 compared to 81%, 5% and 14%, respectively, in the 2008 period. In the current quarter, the yield earned on the total loan portfolio was 5.04% and the yield earned on securities and short-term investments was 1.00%, compared to 5.76% and 2.48%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 42% of the loan portfolio has floating interest rates compared to approximately 38% in the year-ago quarter.

The total average commercial banking loan portfolio increased $531 million, reflecting increases of $356 million in average commercial real estate loans and $228 million in average equipment financing loans, partially offset by a decrease of $53 million in average commercial loans. At June 30, 2009, the shared national credits loan portfolio totaled $617 million compared to $664 million at December 31, 2008. People’s United Financial is in the process of unwinding the shared national credits portfolio in an orderly manner over the next two to three years.

Average residential mortgage loans decreased $640 million compared to the year-ago quarter, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans increased $279 million, including a $263 million increase in average home equity loans.

In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and by the end of July 2009 had fully reinvested the proceeds in residential mortgage-backed securities with longer maturities and substantially equivalent yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk and generated $12.1 million of security gains.

Average funding liabilities totaled $15.2 billion in the second quarter of 2009, a $299 million increase compared to the year-ago quarter. Average deposits increased $274 million, reflecting increases of $20 million in average non-interest-bearing deposits and $381 million in average savings and money market deposits, partially offset by a decrease of $127 million in average time deposits. The decline in average time deposits is a result of the historically low interest rate environment and People’s United Financial’s conscious decision to maintain disciplined pricing on such deposit products, the combined effect of which is discussed further below. Average deposits comprised 98% of average funding liabilities in the second quarter of 2009 and the year-ago period.

The 55 basis point decrease to 1.34% from 1.89% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 54 basis points from the second quarter of 2008, reflecting decreases of 87 basis points in time deposits and 48 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 44% and 34%, respectively, of average total deposits in the second quarter of 2009 compared to 43% and 36%, respectively, in the 2008 period.

Second Quarter 2009 Compared to First Quarter 2009

The net interest margin decreased 13 basis points and net interest income (FTE basis) decreased $1.6 million compared to the first quarter of 2009, primarily reflecting the benefit of disciplined loan and deposit pricing, which partially offset the decline in interest rates. In addition, the net interest margin in the second quarter of 2009 was negatively impacted by the $540 million, or 15% annualized, increase in average deposits during the quarter. These excess deposits were invested in federal funds yielding 25 basis points, which was 101 basis points less than the rate paid on average total deposits in the second quarter of 2009. Total interest and dividend income decreased $3.0 million, partially offset by a $1.4 million decrease in total interest expense.

Average earning assets increased $508 million, reflecting an increase of $992 million in average short-term investments, partially offset by decreases of $476 million in average securities and $8 million in average loans. The decrease in average loans reflects a decrease of $131 million average residential mortgage loans, partially offset by increases of $99 million in average commercial banking loans and $20 million in average home equity loans. The increase in average commercial banking loans includes increases of $134 million in average commercial real estate loans and $13 million in average equipment financing loans, partially offset by a $48 million decrease in average commercial loans. Average funding liabilities increased $516 million, reflecting an increase of $540 million in average deposits, partially offset by a decrease of $24 million in average borrowings.

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30 2009, March 31, 2009 and June 30, 2008, and the six months ended June 30, 2009 and 2008. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2009			March 31, 2009			June 30, 2008
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,543.9	$1.6	0.26%	$1,824.3	$1.7	0.37%	$1,663.1	$9.4	2.25%
Securities purchased under agreements to resell	272.5	0.2	0.23	—	—	—	769.7	3.9	2.05
Securities (2)	798.6	7.2	3.60	1,274.7	9.3	2.94	907.3	7.4	3.25
Loans:
Commercial real estate	5,154.4	70.8	5.49	5,020.5	69.0	5.50	4,798.5	74.7	6.22
Commercial	4,175.7	51.5	4.94	4,210.3	51.5	4.89	4,000.5	57.8	5.78
Residential mortgage	2,988.8	37.8	5.05	3,119.4	40.7	5.22	3,629.3	48.4	5.34
Consumer	2,275.9	24.0	4.22	2,252.7	23.9	4.24	1,997.0	26.8	5.37

Total loans	14,594.8	184.1	5.04	14,602.9	185.1	5.07	14,425.3	207.7	5.76

Total earning assets	18,209.8	$193.1	4.24%	17,701.9	$196.1	4.43%	17,765.4	$228.4	5.14%

Other assets	2,549.5			2,555.6			2,726.8

Total assets	$20,759.3			$20,257.5			$20,492.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,192.0	$—	—%	$3,106.1	$—	—%	$3,172.4	$—	—%
Savings, interest-bearing checking and money market	6,600.5	12.1	0.74	6,288.2	12.6	0.80	6,219.5	19.0	1.22
Time	5,093.5	34.7	2.72	4,951.6	35.6	2.88	5,220.6	46.8	3.59

Total deposits	14,886.0	46.8	1.26	14,345.9	48.2	1.34	14,612.5	65.8	1.80

Borrowings:
Repurchase agreements	155.8	0.2	0.43	171.1	0.2	0.46	110.9	0.5	1.71
FHLB advances	14.6	0.2	5.30	14.9	0.2	5.26	16.0	0.2	5.22
Other	—	—	—	8.7	—	1.94	19.5	0.2	3.93

Total borrowings	170.4	0.4	0.84	194.7	0.4	0.89	146.4	0.9	2.39

Subordinated notes	181.0	3.8	8.36	180.7	3.8	8.37	179.6	3.8	8.42

Total funding liabilities	15,237.4	$51.0	1.34%	14,721.3	$52.4	1.42%	14,938.5	$70.5	1.89%

Other liabilities	359.8			372.6			351.9

Total liabilities	15,597.2			15,093.9			15,290.4
Stockholders’ equity	5,162.1			5,163.6			5,201.8

Total liabilities and stockholders’ equity	$20,759.3			$20,257.5			$20,492.2

Net interest income/spread (3)		$142.1	2.90%		$143.7	3.01%		$157.9	3.25%

Net interest margin			3.12%			3.25%			3.56%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.9 million for the three months ended June 30, 2009, March 31, 2009 and June 30, 2008.

Average Balance, Interest and Yield/Rate Analysis (1)

	June 30, 2009			June 30, 2008
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,186.1	$3.3	0.30%	$1,971.1	$28.3	2.86%
Securities purchased under agreements to resell	137.0	0.2	0.23	578.6	7.0	2.45
Securities (2)	1,035.3	16.5	3.20	963.6	17.5	3.63
Loans:
Commercial real estate	5,087.8	139.8	5.50	4,773.9	152.9	6.40
Commercial	4,192.9	103.0	4.91	3,951.0	119.4	6.05
Residential mortgage	3,053.8	78.5	5.14	3,767.3	101.3	5.38
Consumer	2,264.4	47.9	4.23	1,988.8	57.9	5.82

Total loans	14,598.9	369.2	5.06	14,481.0	431.5	5.96

Total earning assets	17,957.3	$389.2	4.33%	17,994.3	$484.3	5.38%

Other assets	2,552.5			2,698.4

Total assets	$20,509.8			$20,692.7

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,149.3	$—	—%	$3,159.2	$—	—%
Savings, interest-bearing checking and money market	6,445.2	24.7	0.77	6,251.2	43.7	1.40
Time	5,022.9	70.3	2.80	5,371.9	105.8	3.94

Total deposits	14,617.4	95.0	1.30	14,782.3	149.5	2.02

Borrowings:
Repurchase agreements	163.4	0.4	0.44	113.6	1.3	2.17
FHLB advances	14.8	0.4	5.28	17.2	0.4	5.02
Other	4.3	—	1.95	21.4	0.3	2.70

Total borrowings	182.5	0.8	0.87	152.2	2.0	2.57

Subordinated notes	180.8	7.6	8.37	182.7	7.6	8.28

Total funding liabilities	14,980.7	$103.4	1.38%	15,117.2	$159.1	2.10%

Other liabilities	366.2			367.4

Total liabilities	15,346.9			15,484.6
Stockholders’ equity	5,162.9			5,208.1

Total liabilities and stockholders’ equity	$20,509.8			$20,692.7

Net interest income/spread (3)		$285.8	2.95%		$325.2	3.28%

Net interest margin			3.18%			3.61%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $1.8 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30, 2009 Compared To
	June 30, 2008 Increase (Decrease)			March 31, 2009 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$3.3	$(11.1)	$(7.8)	$0.6	$(0.7)	$(0.1)
Securities purchased under agreements to resell	(1.6)	(2.1)	(3.7)	0.2	—	0.2
Securities	(0.9)	0.7	(0.2)	(4.0)	1.9	(2.1)
Loans:
Commercial real estate	5.3	(9.2)	(3.9)	1.8	—	1.8
Commercial	2.4	(8.7)	(6.3)	(0.4)	0.4	—
Residential mortgage	(8.2)	(2.4)	(10.6)	(1.7)	(1.2)	(2.9)
Consumer	3.4	(6.2)	(2.8)	0.2	(0.1)	0.1

Total loans	2.9	(26.5)	(23.6)	(0.1)	(0.9)	(1.0)

Total change in interest and dividend income	3.7	(39.0)	(35.3)	(3.3)	0.3	(3.0)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.1	(8.0)	(6.9)	0.6	(1.1)	(0.5)
Time	(1.1)	(11.0)	(12.1)	1.0	(1.9)	(0.9)

Total deposits	—	(19.0)	(19.0)	1.6	(3.0)	(1.4)

Borrowings:
Repurchase agreements	0.1	(0.4)	(0.3)	—	—	—
FHLB advances	—	—	—	—	—	—
Other	(0.2)	—	(0.2)	—	—	—

Total borrowings	(0.1)	(0.4)	(0.5)	—	—	—

Subordinated notes	—	—	—	0.1	(0.1)	—

Total change in interest expense	(0.1)	(19.4)	(19.5)	1.7	(3.1)	(1.4)

Change in net interest income	$3.8	$(19.6)	$(15.8)	$(5.0)	$3.4	$(1.6)

Volume and Rate Analysis

	Six Months Ended June 30, 2009 Compared To June 30, 2008 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$2.8	$(27.8)	$(25.0)
Securities purchased under agreements to resell	(3.2)	(3.6)	(6.8)
Securities	1.2	(2.2)	(1.0)
Loans:
Commercial real estate	9.6	(22.7)	(13.1)
Commercial	7.0	(23.4)	(16.4)
Residential mortgage	(18.5)	(4.3)	(22.8)
Consumer	7.3	(17.3)	(10.0)

Total loans	5.4	(67.7)	(62.3)

Total change in interest and dividend income	6.2	(101.3)	(95.1)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.3	(20.3)	(19.0)
Time	(6.5)	(29.0)	(35.5)

Total deposits	(5.2)	(49.3)	(54.5)

Borrowings:
Repurchase agreements	0.4	(1.3)	(0.9)
FHLB advances	(0.1)	0.1	—
Other	(0.2)	(0.1)	(0.3)

Total borrowings	0.1	(1.3)	(1.2)

Subordinated notes	(0.1)	0.1	—

Total change in interest expense	(5.2)	(50.5)	(55.7)

Change in net interest income	$11.4	$(50.8)	$(39.4)

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment management fees	$8.6	$7.5	$9.5	$16.1	$18.3
Insurance revenue	6.8	8.3	8.1	15.1	17.2
Brokerage commissions	3.2	3.3	4.2	6.5	8.7

Total wealth management income	18.6	19.1	21.8	37.7	44.2

Net security gains (losses):
Equity securities	—	5.5	—	5.5	6.9
Debt securities	12.1	—	—	12.1	1.5
Trading account securities	(0.1)	(0.1)	(0.2)	(0.2)	(0.1)

Total net security gains (losses)	12.0	5.4	(0.2)	17.4	8.3

Bank service charges	32.9	30.4	32.4	63.3	63.1
Merchant services income	6.1	5.8	7.1	11.9	13.5
Net gains on sales of residential mortgage loans	3.8	1.9	2.2	5.7	4.2
Bank-owned life insurance	2.7	1.6	1.7	4.3	4.7
Other non-interest income	8.9	8.0	8.4	16.9	17.7

Total non-interest income	$85.0	$72.2	$73.4	$157.2	$155.7

Total non-interest income increased $11.6 million compared to the second quarter of 2008 and $12.8 million compared to the first quarter of 2009.

As compared to the second quarter of 2008, the decline in investment management fees and brokerage commissions primarily reflects the uncertainty in the equity markets and broader economic weakness. The increase in investment management fees compared to the first quarter of 2009 reflects the increase in assets under custody and management resulting from the improvement in the equity markets during the second quarter of 2009. The decline in insurance revenue compared to the first quarter of 2009 reflects the seasonal nature of insurance renewals and the soft insurance market, while the decline compared to the second quarter of 2008 reflects the continued soft insurance market resulting from the contracting economy.

In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and recorded security gains of $12.1 million. By the end of July 2009, the proceeds had been fully reinvested in residential mortgage-backed securities with longer maturities and substantially equivalent yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk.

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

Fluctuations in payment processing volume are the primary drivers for the variances in merchant services income. The increases in gains on sales of residential mortgage loans from both the second quarter of 2008 and this year’s first quarter reflect the higher level of residential mortgage loan sales (a 100% increase from the first quarter of 2009) due to an increase in refinancing activity given the historically low interest rate environment. BOLI income totaled $2.7 million ($4.2 million on a taxable-equivalent basis) in the second quarter of 2009, compared to $1.7 million ($2.6 million on a taxable-equivalent basis) in the year-ago quarter, and $1.6 million in the first quarter of 2009 ($2.5 million on a taxable-equivalent basis). The increases in BOLI income primarily reflect a higher crediting rate in the second quarter of 2009.

The increase in other non-interest income compared to the second quarter of 2008 and the first quarter of 2009 reflects an increase in rental income resulting from a higher level of equipment leased to PCLC customers, and a gain on the sale of a branch.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Compensation and benefits	$86.6	$88.7	$86.7	$175.3	$175.8
Occupancy and equipment	26.3	28.0	26.1	54.3	57.7
Professional and outside service fees	11.7	10.7	11.8	22.4	23.3
Regulatory assessment expense	11.0	1.6	1.2	12.6	2.4
Merchant services expense	5.2	4.9	5.9	10.1	11.5
Other non-interest expense:
Amortization of other acquisition-related intangibles	5.3	5.2	5.3	10.5	10.5
Advertising and promotion	3.8	3.5	3.7	7.3	7.4
Stationery, printing and postage	3.0	3.2	3.2	6.2	6.7
Other	20.2	21.8	19.0	42.0	50.3

Total other non-interest expense	32.3	33.7	31.2	66.0	74.9

Total	173.1	167.6	162.9	340.7	345.6
Merger-related expenses	—	—	—	—	36.5

Total non-interest expense	$173.1	$167.6	$162.9	$340.7	$382.1

Efficiency ratio	72.3%	73.4%	66.3%	72.9%	65.6%

Total non-interest expense in the second quarter of 2009 increased $10.2 million, or 6%, compared to the second quarter of 2008 and $5.5 million, or 3%, compared to the first quarter of 2009.

The efficiency ratio increased to 72.3% in the second quarter of 2009 compared to 66.3% in the year-ago quarter, reflecting the decline in interest rates that negatively impacted net interest income (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits decreased $0.1 million compared to the year-ago quarter and $2.1 million compared to the first quarter of 2009. The decrease from this year’s first quarter primarily reflects lower payroll taxes as a result of more employees having reached the maximum payroll tax limits and further benefits from previously disclosed cost-saving initiatives.

The $1.7 million decrease in occupancy and equipment expense from the first quarter of 2009 primarily reflects lower utility-related costs in the second quarter.

Included in regulatory assessment expense in the second quarter of 2009 is an FDIC special assessment charge of $8.4 million, in addition to higher quarterly premium assessments. The FDIC has authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Further changes in assessment rates are anticipated later in 2009. For example, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may effect its initial base assessment rate. As such, regulatory assessment expense may continue to increase significantly in the second half of 2009. In addition, on May 22, 2009, the FDIC adopted a final rule that imposes a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. The FDIC’s rule also provides that the FDIC may impose additional special assessments on September 30, 2009 and December 31, 2009 of up to 5 basis points on each insured financial institution’s total assets less Tier 1 capital if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or a level of close to zero or negative.

Included in other non-interest expense in the first quarter of 2009 are benefit-related and other charges totaling $4.4 million.

Income Taxes

People’s United Financial’s effective income tax rate was 30.0% in the second quarter of 2009, compared to 32.5% in the first quarter of 2009 and 34.0% in the second quarter of 2008. People’s United Financial’s effective income tax rate was 31.2% in the first six months of 2009, which approximates the expected effective tax rate for the remainder of 2009, compared to 32.6% in the first six months of 2008.

FINANCIAL CONDITION

General

Total assets at June 30, 2009 were $20.8 billion, an increase of $644 million from December 31, 2008, reflecting an increase of $1.9 billion in short-term investments, partially offset by a decrease of $1.4 billion in securities.

At June 30, 2009, liabilities totaled $15.7 billion, a $683 million increase from December 31, 2008, primarily reflecting a $754 million increase in total deposits, partially offset by a decrease of $28 million in borrowings.

Loans totaled $14.6 billion at June 30, 2009, essentially unchanged from December 31, 2008. Increases of $267 million in commercial real estate loans and $46 million in consumer loans were offset by decreases of $194 million in residential mortgage loans and $132 million in commercial loans. The decrease in residential mortgage loans reflects People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Residential mortgage loans at June 30, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $189.4 million and $6.1 million, respectively, which approximate fair value. The increase in loans held for sale from year-end reflects a higher backlog associated with an increase in residential mortgage refinancing activity as a result of the historically low interest rate environment.

Non-performing assets totaled $182.0 million at June 30, 2009, an $88.3 million increase from year-end 2008, primarily reflecting increases of $45.2 million in non-performing commercial real estate loans, $27.2 million in non-performing residential mortgage loans, $10.7 million in non-performing PCLC loans and $4.6 million in REO and repossessed assets. The allowance for loan losses totaled $167.0 million at June 30, 2009 compared to $157.5 million at December 31, 2008. At June 30, 2009, the allowance for loan losses as a percent of total loans was 1.15% and as a percent of non-performing loans was 99.4%, compared to 1.08% and 186.8%, respectively, at December 31, 2008.

People’s United Financial’s total stockholders’ equity was $5.1 billion at June 30, 2009, a $39 million decrease from December 31, 2008. The decrease primarily reflects dividends paid of $101.3 million, partially offset by net income of $54.1 million. As a percentage of total assets, stockholders’ equity was 24.7% at June 30, 2009 compared to 25.7% at December 31, 2008. Tangible stockholders’ equity as a percentage of tangible assets was 18.7% at June 30, 2009 compared to 19.5% at December 1, 2008.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.7%, 12.6% and 13.7%, respectively, at June 30, 2009, compared to 10.0%, 12.2% and 13.4%, respectively, at December 31, 2008 (see Regulatory Capital Requirements).

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

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$159.0	$157.5	$151.7	$157.5	$72.7
Charge-offs	(6.9)	(6.9)	(3.6)	(13.8)	(7.3)
Recoveries	0.9	0.5	1.2	1.4	2.1

Net loan charge-offs	(6.0)	(6.4)	(2.4)	(12.4)	(5.2)
Provision for loan losses	14.0	7.9	2.4	21.9	10.7
Allowance recorded in the Chittenden acquisition	—	—	—	—	73.5

Balance at end of period	$167.0	$159.0	$151.7	$167.0	$151.7

Allowance for loan losses as a percentage of:
Total loans	1.15%	1.09%	1.06%	1.15%	1.06%
Non-performing loans	99.4	126.1	182.6	99.4	182.6

The provision for loan losses totaled $14.0 million in the second quarter of 2009, reflecting $6.0 million in net loan charge-offs and an $8.0 million increase in the allowance for loan losses. The provision for loan losses in the year-ago period reflected $2.4 million in net loan charge-offs. The allowance for loan losses as a percentage of total loans was 1.15% at June 30, 2009 and 1.08% at December 31, 2008.

Net Loan Charge-Offs

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
PCLC	$1.8	$0.8	$0.1	$2.6	$0.5
Consumer	1.2	1.2	0.7	2.4	1.3
Commercial	1.1	1.9	0.8	3.0	2.0
Residential mortgage	0.8	0.5	—	1.3	0.2
Indirect auto	0.7	1.0	0.3	1.7	0.7
Commercial real estate	0.4	1.0	0.5	1.4	0.5

Total	$6.0	$6.4	$2.4	$12.4	$5.2

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Indirect auto	1.14%	1.65%	0.57%	1.40%	0.71%
PCLC	0.58	0.26	0.06	0.42	0.10
Consumer	0.22	0.24	0.13	0.23	0.08
Commercial	0.15	0.25	0.11	0.20	0.14
Residential mortgage	0.10	0.07	—	0.09	0.01
Commercial real estate	0.03	0.08	0.04	0.06	0.02

Total portfolio	0.16%	0.18%	0.07%	0.17%	0.07%

Net loan charge-offs as a percentage of average total loans increased 9 basis points in the second quarter of 2009 compared to the year-ago period, reflecting a $3.6 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future.

Non-Performing Assets

(dollars in millions)	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Non-accrual loans:
Commercial real estate	$75.0	$53.8	$29.8	$29.9	$31.9
Residential mortgage	51.4	42.3	24.2	21.1	18.3
Commercial	21.3	16.3	21.1	23.9	23.4
PCLC	16.5	9.0	5.8	6.9	6.4
Consumer	3.8	4.6	3.3	3.2	3.1
Indirect auto	—	0.1	0.1	0.1	—

Total non-accrual loans (1)	168.0	126.1	84.3	85.1	83.1
Real estate owned (“REO”) and repossessed assets, net	14.0	15.9	9.4	6.3	3.3

Total non-performing assets	$182.0	$142.0	$93.7	$91.4	$86.4

Non-performing loans as a percentage of total loans	1.15%	0.86%	0.58%	0.59%	0.58%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	1.25	0.97	0.64	0.64	0.60
Tangible stockholders’ equity and allowance for loan losses	4.82	3.75	2.47	2.37	2.26

(1)	Reported net of government guarantees totaling $7.1 million at June 30, 2009, $7.2 million at March 31, 2009, $6.5 million at December 31, 2008, $6.4 million at September 30, 2008 and $6.6 million at June 30, 2008.

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

Total non-performing assets increased $88.3 million from December 31, 2008 and equaled 1.25% of total loans, REO and repossessed assets at June 30, 2009. The change in total non-performing assets from December 31, 2008 includes increases in non-performing commercial real estate loans of $45.2 million, non-performing residential mortgage loans of $27.2 million, non-performing PCLC loans of $10.7 million and REO and repossessed assets of $4.6 million. The increase in non-performing commercial real estate loans primarily reflects the classification of two shared national credits, totaling $33 million, as non-performing. The increase in non-performing residential mortgage loans is primarily a reflection of higher levels of unemployment across People’s United Financial’s franchise while the increase in non-performing PCLC loans reflects broader economic weakness. REO and repossessed assets increased by $2.9 million and $1.7 million, respectively. Loans past due 90 days or more and still accruing totaled $11.4 million at June 30, 2009 compared to $8.0 million at December 31, 2008.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At June 30, 2009, People’s United Financial’s (parent company) liquid assets included $1.5 billion in cash and cash equivalents ($1.1 billion in short-term GSE debt securities and $400 million in FDIC-guaranteed commercial paper) and $400 million in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $1.5 billion in cash and cash equivalents, $446 million in debt securities available for sale and $12 million in trading account securities. Securities available for sale, with a combined fair value of $446 million at June 30, 2009, were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.0 billion at June 30, 2009 and represented 73% of total funding. Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings totaled $160 million at June 30, 2009, representing 0.8% of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At June 30, 2009, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $2.6 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At June 30, 2009, People’s United Bank had outstanding commitments to originate loans totaling $0.9 billion and approved, but unused, lines of credit extended to customers totaling $3.6 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.14 billion at June 30, 2009, a $38.9 million decrease compared to $5.18 billion at December 31, 2008. This decrease primarily reflects dividends paid of $101.3 million, partially offset by net income of $54.1 million. Stockholders’ equity equaled 24.7% of total assets at June 30, 2009 and 25.7% at December 31, 2008. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 18.7% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at June 30, 2009 and 19.5% at December 31, 2008.

In July 2009, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1525 per share. The dividend is payable on August 15, 2009 to shareholders of record on August 1, 2009.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 10.7% at June 30, 2009, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at June 30, 2009 with ratios of 10.7% and 13.7%, respectively, compared to 10.0% and 13.4%, respectively, at December 31, 2008. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at June 30, 2009.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of June 30, 2009 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At June 30, 2009, People’s United Bank’s adjusted total assets, as defined, totaled $17.5 billion and its total risk-weighted assets, as defined, totaled $14.9 billion. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

				OTS Requirements
As of June 30, 2009 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$1,880.2	(1)	10.7%	n/a	n/a	$262.6	1.5%
Leverage (core) capital	1,880.2	(1)	10.7	$875.5	5.0%	700.4	4.0
Total risk-based capital	2,047.3	(2)	13.7	1,491.4	10.0	1,193.1	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to SFAS No. 158.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning June 30, 2009. Given the interest rate environment at June 30, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	30.1%
+200	19.4
+100	8.8
-25	(1.8)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(2.9)%
+200	(1.4)
+100	(0.1)
-25	(0.3)

People’s United Financial’s interest rate risk position at June 30, 2009, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At June 30, 2009, People’s United Financial was using interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. In accordance with the provisions of SFAS No. 133, the gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $9.7 million of this gain was recognized in income during the six months ended June 30, 2009 and the remaining unrecognized gain at June 30, 2009 was $30.4 million. The portion of the unrecognized gain at June 30, 2009 that is expected to be recognized in income over the next 12 months totals approximately $19.9 million.

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

People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately. At June 30, 2009, each of People’s United Financial’s counterparties (primarily representing major financial institutions) had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. At June 30, 2009, People’s United Financial’s counterparty credit exposure on its outstanding derivative contracts, after considering the effect of the bilateral netting arrangements and posted collateral, totaled $0.7 million.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of and for the periods ended June 30, 2009 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$—	$6.2	$24.3
Weighted average remaining term to maturity (in months)	—	46	1
Increase (decrease) in pre-tax income for the quarter	$5.4	$(0.1)	$0.7
Increase (decrease) in pre-tax income for the six months	11.1	(0.2)	0.4
Fair value:
Recognized as an asset	—	—	0.4
Recognized as a liability	—	0.6	—

As of and for the periods ended June 30, 2008 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$700.0	$6.5	$13.7
Weighted average remaining term to maturity (in months)	31	59	1
Increase (decrease) in pre-tax income for the quarter	$3.1	$(0.1)	$—
Increase (decrease) in pre-tax income for the six months	4.2	(0.1)	—
Fair value:
Recognized as an asset	28.1	—	—
Recognized as a liability	—	0.4	0.3

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

The following table summarizes certain information concerning these interest rate swaps:

As of and for the periods ended June 30, 2009 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$174.5	$174.5
Weighted average remaining term to maturity (in months)	103	103
Increase (decrease) in pre-tax income for the quarter	$(7.1)	$7.3
Increase (decrease) in pre-tax income for the six months	(6.1)	6.7
Fair value:
Recognized as an asset	3.0	4.1
Recognized as a liability	3.5	2.7

See Note 11 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 67 through 71 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of June 30, 2009, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2009, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

(a) People’s United Financial held its Annual Meeting of Shareholders (the “Annual Meeting”) on May 7, 2009.

(b) Not applicable.

(c) People’s United Financial’s shareholders voted on the following matters at the Annual Meeting:

1. Election of four directors. The results of the election of the four nominees for director are indicated below. There were 348,211,635 shares of common stock entitled to vote at the Annual Meeting, of which 284,127,546 shares were present in person or by proxy.

Nominee	Votes For	Votes Withheld

George P. Carter	220,192,683	63,934,863

Jerry Franklin	219,829,163	64,298,383

Eunice S. Groark	275,075,888	9,051,658

James A. Thomas	219,621,983	64,505,563

There were no abstentions or broker non-votes with respect to the election of the four nominees for director.

2. Ratification of Appointment of KPMG LLP as independent registered public accounting firm for 2009. Of the 284,127,546 shares present at the Annual Meeting in person or by proxy, 279,399,508 votes were cast for the proposal; 4,129,567 votes were cast against the proposal; and 598,471 shares abstained from voting on the proposal. There were no broker non-votes with respect to the proposal.

(d) Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 formatted in XBRL: (i) Consolidated Statements of Condition at June 30, 2009 and December 31, 2008; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 7, 2009	By:	/s/ Philip R. Sherringham
Philip R. Sherringham
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Paul D. Burner
Paul D. Burner
Senior Executive Vice President
and Chief Financial Officer

Date: August 7, 2009	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President, Controller
and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certifications

31.2*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 formatted in XBRL: (i) Consolidated Statements of Condition at June 30, 2009 and December 31, 2008; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Included herewith.
**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.