Form 10-Q
period 2009-09-30
People's United Financial, Inc.
filed 2009-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, there were 348,254,160 shares of the registrant’s common stock outstanding.

Page

Part I  –   Financial Information

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$410.9	$345.1
Short-term investments (note 3)	1,933.0	1,138.8

Total cash and cash equivalents	2,343.9	1,483.9

Securities (note 3):
Trading account securities, at fair value	10.3	21.4
Securities available for sale, at fair value	453.4	1,848.3
Securities held to maturity, at amortized cost (fair value of $55.3 million and $0.9 million)	55.3	0.9
Federal Home Loan Bank stock, at cost	31.1	31.1

Total securities	550.1	1,901.7

Securities purchased under agreements to resell	1,144.0	—

Loans (note 4):
Commercial real estate	5,365.8	4,967.3
Commercial	4,011.4	4,226.4
Residential mortgage	2,654.0	3,144.6
Consumer	2,270.4	2,227.4

Total loans	14,301.6	14,565.7
Less allowance for loan losses	(172.5)	(157.5)

Total loans, net	14,129.1	14,408.2

Goodwill (note 7)	1,261.7	1,261.7
Other acquisition-related intangibles (note 7)	258.5	274.1
Premises and equipment	261.7	262.4
Bank-owned life insurance	235.2	228.6
Other assets (note 11)	625.9	347.1

Total assets	$20,810.1	$20,167.7

Liabilities
Deposits:
Non-interest-bearing	$3,192.8	$3,173.4
Savings, interest-bearing checking and money market	6,926.0	6,214.7
Time	4,931.6	4,881.3

Total deposits	15,050.4	14,269.4

Borrowings:
Repurchase agreements	139.0	156.7
Federal Home Loan Bank advances	15.0	15.1
Other	—	16.1

Total borrowings	154.0	187.9

Subordinated notes	181.5	180.5
Other liabilities (notes 11 and 13)	309.0	356.1

Total liabilities	15,694.9	14,993.9

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 348.4 million shares and 347.9 million shares issued)	3.5	3.5
Additional paid-in capital	4,506.3	4,485.1
Retained earnings (note 13)	943.4	1,020.9
Treasury stock, at cost (3.3 million shares and 3.2 million shares)	(59.6)	(57.9)
Accumulated other comprehensive loss (note 5)	(81.4)	(75.4)
Unallocated common stock of Employee Stock Ownership Plan (9.5 million shares and 9.8 million shares) (note 1)	(197.0)	(202.4)

Total stockholders’ equity	5,115.2	5,173.8

Total liabilities and stockholders’ equity	$20,810.1	$20,167.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Interest and dividend income:
Commercial real estate	$73.9	$75.4	$213.7	$228.2
Commercial	49.6	56.6	150.8	174.2
Residential mortgage	35.1	45.4	113.6	146.7
Consumer	24.0	27.2	71.9	85.1

Total interest on loans	182.6	204.6	550.0	634.2
Securities	7.5	4.8	24.0	22.3
Short-term investments	1.4	12.5	4.7	40.8
Securities purchased under agreements to resell	0.4	0.5	0.6	7.5

Total interest and dividend income	191.9	222.4	579.3	704.8

Interest expense:
Deposits	42.5	58.0	137.5	207.5
Borrowings	0.3	0.8	1.1	2.8
Subordinated notes	3.8	3.8	11.4	11.4

Total interest expense	46.6	62.6	150.0	221.7

Net interest income	145.3	159.8	429.3	483.1
Provision for loan losses (note 2)	21.5	6.8	43.4	17.5

Net interest income after provision for loan losses	123.8	153.0	385.9	465.6

Non-interest income:
Investment management fees	8.4	8.9	24.5	27.2
Insurance revenue	7.9	8.8	23.0	26.0
Brokerage commissions	2.8	4.1	9.3	12.8

Total wealth management income	19.1	21.8	56.8	66.0
Bank service charges	33.3	33.1	96.6	96.2
Merchant services income	6.7	7.5	18.6	21.0
Net gains on sales of residential mortgage loans	5.2	1.5	10.9	5.7
Net security gains (losses) (note 3)	4.7	(0.2)	22.1	8.1
Bank-owned life insurance	2.2	2.1	6.5	6.8
Other non-interest income	9.0	8.4	25.9	26.1

Total non-interest income	80.2	74.2	237.4	229.9

Non-interest expense:
Compensation and benefits	86.0	85.6	261.3	261.4
Occupancy and equipment	27.5	26.1	81.8	83.8
Professional and outside service fees	11.6	11.9	34.0	35.2
Merchant services expense	5.7	6.8	15.8	18.2
Merger-related expenses (note 2)	—	—	—	36.5
Other non-interest expense (notes 7 and 13)	34.3	28.3	119.5	105.7

Total non-interest expense	165.1	158.7	512.4	540.8

Income before income tax expense	38.9	68.5	110.9	154.7
Income tax expense	12.1	22.5	34.6	50.6

Net income (note 13)	$26.8	$46.0	$76.3	$104.1

Earnings per common share (notes 6 and 13):
Basic	$0.08	$0.14	$0.23	$0.32
Diluted	0.08	0.14	0.23	0.32

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the nine months ended September 30, 2009 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008 (note 13)	$3.5	$4,485.1	$1,020.9	$(57.9)	$(75.4)	$(202.4)	$5,173.8
Comprehensive income:
Net income	—	—	76.3	—	—	—	76.3
Other comprehensive loss, net of tax (note 5)	—	—	—	—	(6.0)	—	(6.0)

Total comprehensive income							70.3

Cash dividends on common stock ($0.45 per share)	—	—	(152.5)	—	—	—	(152.5)
Restricted stock awards	—	15.2	—	(1.7)	—	—	13.5
ESOP common stock committed to be released (note 1)	—	—	(1.1)	—	—	5.4	4.3
Common stock repurchased and retired	—	—	(0.2)	—	—	—	(0.2)
Stock options and related tax benefits	—	6.0	—	—	—	—	6.0

Balance at September 30, 2009	$3.5	$4,506.3	$943.4	$(59.6)	$(81.4)	$(197.0)	$5,115.2

For the nine months ended September 30, 2008 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	104.1	—	—	—	104.1
Other comprehensive income, net of tax	—	—	—	—	3.7	—	3.7

Total comprehensive income							107.8

Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 2)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.43 per share)	—	—	(144.2)	—	—	—	(144.2)
Restricted stock awards	—	24.3	(0.7)	(6.2)	—	—	17.4
ESOP common stock committed to be released (note 1)	—	—	(0.9)	—	—	5.4	4.5
Stock options and related tax benefits	—	36.1	—	—	—	—	36.1
Tax benefits related to dissolution of People’s Mutual Holdings	—	2.7	—	—	—	—	2.7
Effect of changing pension plan measurement date, net of tax (note 1)	—	—	(0.3)	—	(1.0)	—	(1.3)

Balance at September 30, 2008	$3.5	$4,475.6	$1,037.6	$(58.0)	$(15.9)	$(204.2)	$5,238.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008
Cash Flows from Operating Activities:
Net income	$76.3	$104.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43.4	17.5
Depreciation and amortization of premises and equipment	23.6	24.0
Impairment loss on premises and equipment	—	19.3
Amortization of leased equipment	10.1	5.9
Amortization of other acquisition-related intangibles	15.6	15.8
Net security gains	(22.1)	(8.1)
Net gains on sales of residential mortgage loans	(10.9)	(5.7)
ESOP common stock committed to be released	4.3	4.5
Expense related to share-based awards	18.9	16.6
Originations of loans held-for-sale	(922.1)	(476.8)
Proceeds from sales of loans held-for-sale	908.6	459.3
Net decrease (increase) in trading account securities	11.1	(14.6)
Net changes in other assets and liabilities	23.5	(17.2)

Net cash provided by operating activities	180.3	144.6

Cash Flows from Investing Activities:
Net (increase) decrease in securities purchased under agreements to resell	(1,144.0)	428.0
Proceeds from sales of securities available for sale	731.6	638.4
Proceeds from sales of other securities	5.6	6.9
Proceeds from principal repayments of securities available for sale	1,618.1	1,268.1
Proceeds from principal repayments of securities held to maturity	0.6	—
Purchases of securities available for sale	(1,275.3)	(1,335.9)
Purchases of securities held to maturity	(55.0)	—
Proceeds from sales of loans	9.3	53.2
Net loan principal collections	228.7	241.2
Purchases of bank-owned life insurance	—	(0.2)
Return of premium on bank-owned life insurance	—	1.4
Purchases of premises and equipment	(23.4)	(20.2)
Purchases of leased equipment	(20.0)	(11.2)
Net cash paid in sale of branches	(16.2)	—
Proceeds from sales of real estate owned	6.5	3.6
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	—	(762.8)

Net cash provided by investing activities	66.5	510.5

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	799.3	(958.7)
Net (decrease) increase in borrowings with terms of three months or less	(33.8)	12.5
Repayments of borrowings with terms of more than three months	(0.8)	(4.5)
Proceeds from borrowings with terms of more than three months	0.7	—
Cash dividends paid on common stock	(152.5)	(144.2)
Common stock repurchased and retired	(0.2)	—
Proceeds from stock options exercised, including excess income tax benefits	0.5	26.6

Net cash provided by (used in) financing activities	613.2	(1,068.3)

Net increase (decrease) in cash and cash equivalents	860.0	(413.2)
Cash and cash equivalents at beginning of period	1,483.9	3,384.2

Cash and cash equivalents at end of period	$2,343.9	$2,971.0

Supplemental Information:
Interest payments	$153.5	$216.4
Income tax payments	38.4	66.2
Real estate properties acquired by foreclosure	10.0	3.8

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

NOTE 1.	GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial, Inc. (“People’s United Financial”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The company has considered all subsequent events through November 6, 2009, the date of issuance of these financial statements, for potential recognition and/or disclosure herein.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, and this Quarterly Report for the period ended September 30, 2009, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

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

In addition, People’s United Financial maintains: (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers; and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefits.

On January 1, 2008, People’s United Financial changed its pension plan measurement date upon adoption of the transition provisions of an accounting standard issued by the Financial Accounting Standards Board (the “FASB”). In doing so, People’s United Financial performed a measurement of plan assets and benefit obligations as of January 1, 2008 and recorded the net periodic benefit cost for the period between the measurement date used for purposes of 2007 year-end reporting (September 30, 2007) and December 31, 2007 as an adjustment, net of tax, to the opening balance of retained earnings as of January 1, 2008. Other changes in the fair value of plan assets and the benefit obligations for the period between September 30, 2007 and December 31, 2007 were recognized, net of tax, as a separate adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. Application of these transition provisions on January 1, 2008 resulted in People’s United Financial recording a pre-tax reduction in retained earnings of $0.4 million ($0.3 million net of tax) and a pre-tax increase in accumulated other comprehensive loss of $1.6 million ($1.0 million net of tax).

Components of the net periodic benefit expense (income) and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

			Other
For the three months ended September 30	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Net periodic benefit expense:
Service cost	$2.4	$2.0	$—	$—
Interest cost	3.9	3.7	0.2	0.2
Expected return on plan assets	(6.2)	(6.1)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.4	0.4	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)

Net periodic benefit expense	$1.5	$—	$0.2	$0.2

			Other
For the nine months ended September 30	Pension Benefits		Postretirement Benefits
(in millions)	2009	2008	2009	2008
Net periodic benefit expense (income):
Service cost	$7.0	$6.0	$0.1	$0.1
Interest cost	11.9	11.1	0.5	0.5
Expected return on plan assets	(18.5)	(18.3)	—	—
Amortization of unrecognized net transition obligation	—	—	0.3	0.3
Recognized net actuarial loss	4.2	1.2	—	—
Recognized prior service credit	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit expense (income)	4.5	(0.1)	0.7	0.7

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(4.2)	(1.2)	—	—
Transition obligation	—	—	(0.3)	(0.3)
Prior service credit	0.1	0.1	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(4.1)	(1.1)	(0.1)	(0.1)

Total recognized in net periodic benefit expense (income) and other comprehensive income or loss	$0.4	$(1.2)	$0.6	$0.6

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees (see Note 2) who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income for this plan totaled $1.0 million for both the nine months ended September 30, 2009 and 2008.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At September 30, 2009, the loan balance totaled $208.1 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 958,247 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2009, a total of 9,495,328 shares of People’s United Financial common stock, with a fair value of $147.7 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as an adjustment to either additional paid-in capital (if fair value exceeds cost) or retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.3 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.

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

NOTE 3.	SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2009 (in millions)	Cost	Gains	Losses	Value
Trading account securities	$10.3	$—	$—	$10.3

Securities available for sale:
Debt securities:
U.S. Treasury and agency	10.2	—	—	10.2
Government-sponsored enterprise (“GSE”) residential mortgage-backed securities	435.6	6.8	—	442.4
State and municipal	0.3	—	—	0.3

Total debt securities	446.1	6.8	—	452.9
Equity securities	0.5	—	—	0.5

Total securities available for sale	446.6	6.8	—	453.4

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

Federal Home Loan Bank (“FHLB”) stock	31.1	—	—	31.1

Total securities	$543.3	$6.8	$—	$550.1

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2008 (in millions)	Cost	Gains	Losses	Value
Trading account securities	$21.4	$—	$—	$21.4

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	1,469.2	2.9	—	1,472.1
U.S. agency and GSE residential mortgage-backed securities	373.2	2.2	—	375.4
State and municipal	0.3	—	—	0.3

Total debt securities	1,842.7	5.1	—	1,847.8
Equity securities	0.5	—	—	0.5

Total securities available for sale	1,843.2	5.1	—	1,848.3

Securities held to maturity	0.9	—	—	0.9
FHLB stock	31.1	—	—	31.1

Total securities	$1,896.6	$5.1	$—	$1,901.7

At September 30, 2009, eight state and municipal securities classified as available for sale with a fair value of $0.3 million had continuous unrealized losses for a period greater than 12 months totaling less than $25,000 at that date.

Management reviews debt securities with unrealized losses on a regular basis to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. As of September 30, 2009, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008.

At September 30, 2009, the amortized cost of available for sale debt securities, other than residential mortgage-backed securities, and held to maturity debt securities, are as follows (by remaining period to contractual maturity): $9.9 million within 1 year; $0.6 million after 1 but within 5 years; $55.1 million after 5 but within 10 years; and $0.2 million after 10 years.

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB has reported recent operating losses and a decline in capital, and has, as a result, suspended paying dividends and placed a moratorium on certain stock repurchases. However, based on the capital adequacy and liquidity position of the FHLB, management believes there is no impairment in the company’s investment in FHLB stock at September 30, 2009.

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In the third quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $308 million and recorded $4.8 million of gross realized gains. In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and recorded $12.1 million of gross realized gains. Net security gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares as described below. Including other minor gains and losses, net security gains totaled $22.1 million for the nine months ended September 30, 2009.

In the first quarter of 2008, People’s United Financial recorded a gain of $5.6 million resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million in the first quarter of 2008 representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. Including a first quarter 2008 gain of $1.5 million related to the sale of securities acquired in connection with the Chittenden acquisition, and other minor gains and losses, net security gains totaled $8.1 million for the nine months ended September 30, 2008.

At September 30, 2009, short-term investments included $0.7 billion of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.17% at September 30, 2009. The remaining balance of short-term investments at September 30, 2009 included $1.2 billion of interest-earning deposits at the Federal Reserve Bank of New York.

NOTE 4.	LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	September 30, 2009	December 31, 2008
Commercial real estate:
Retail	$1,333.0	$1,204.5
Office buildings	1,274.2	1,047.4
Residential	797.4	766.4
Industrial/manufacturing	648.5	643.2
Hospitality and entertainment	530.7	544.3
Mixed/Special use	259.1	252.2
Land	169.6	172.6
Self storage/industrial	130.4	125.5
Health care	86.5	86.4
Other properties	136.4	124.8

Total commercial real estate	5,365.8	4,967.3

Commercial and industrial:
Finance, insurance and real estate	596.0	618.3
Service	564.7	571.4
Manufacturing	516.2	633.3
Wholesale distribution	253.7	289.5
Retail sales	193.5	195.0
Health services	179.2	169.3
Construction	123.0	130.2
Public administration	90.7	107.8
Transportation/utility	75.4	77.7
Arts/entertainment/recreation	73.2	65.3
Agriculture	31.4	33.6
Other	84.3	108.1

Total commercial and industrial (1)	2,781.3	2,999.5

People’s Capital and Leasing Corp.:
Printing	404.7	415.4
Transportation/utility	355.6	339.5
General manufacturing	166.3	166.1
Rental/leasing/retail	132.0	135.6
Packaging	83.5	87.3
Service	39.0	33.8
Health services	26.1	25.5
Wholesale distribution	22.9	23.7

Total PCLC (1)	1,230.1	1,226.9

Residential mortgage:
Adjustable rate	2,377.0	2,857.2
Fixed rate	277.0	287.4

Total residential mortgage	2,654.0	3,144.6

Consumer:
Home equity credit lines	1,731.3	1,619.8
Second mortgages	261.0	325.7
Indirect auto	223.9	224.8
Other	54.2	57.1

Total consumer	2,270.4	2,227.4

Total loans	$14,301.6	$14,565.7

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at September 30, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $56.1 million and $31.7 million, respectively, which approximate fair value.

NOTE 5.	COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the nine months ended September 30, 2009 and 2008 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	September 30, 2009	December 31, 2008
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(102.8)	$(106.0)
Net gain on derivatives accounted for as cash flow hedges	17.0	26.8
Net unrealized gain on securities available for sale	4.4	3.8

Total accumulated other comprehensive loss	$(81.4)	$(75.4)

The increase in total accumulated other comprehensive loss from December 31, 2008 consisted of an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($9.8 million), partially offset by an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($3.2 million) and an after-tax increase in the net unrealized gain on securities available for sale ($0.6 million). Other comprehensive loss, which is presented net of tax, totaled $6.0 million for the nine months ended September 30, 2009. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at September 30, 2009 (see Note 3).

NOTE 6.	EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net income	$26.8	$46.0	$76.3	$104.1

Average common shares outstanding for basic EPS	332.0	329.7	331.8	328.8
Effect of dilutive stock options and unvested stock awards	1.4	1.6	1.2	1.4

Average common and common-equivalent shares for diluted EPS	333.4	331.3	333.0	330.2

Basic EPS	$0.08	$0.14	$0.23	$0.32

Diluted EPS	$0.08	$0.14	$0.23	$0.32

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive stock options and unvested stock awards excluded from the calculation of diluted EPS totaled 9.7 million for both the three and nine months ended September 30, 2009, and 9.3 million for both the three and nine months ended September 30, 2008.

Effective January 1, 2009, in accordance with guidance issued by the FASB, unvested share-based payment awards that include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Accordingly, companies that issue share-based payment awards considered to be participating securities are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. The application of the two-class method did not change earnings per common share amounts for the three and nine months ended September 30, 2009 or 2008.

NOTE 7.	GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.26 billion at both September 30, 2009 and December 31, 2008. At September 30, 2009, goodwill was allocated to People’s United Financial’s business segments as follows: Commercial Banking ($616.9 million), Retail Banking and Small Business ($595.0 million), and Wealth Management ($49.8 million).

People’s United Financial’s other acquisition-related intangible assets totaled $258.5 million and $274.1 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the carrying amounts of other acquisition-related intangible assets were as follows: core deposits intangible ($94.7 million); trust relationships ($37.7 million); insurance relationships ($3.4 million); and trade names ($122.7 million). Trade names recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $5.1 million and $5.3 million for the three months ended September 30, 2009 and 2008, respectively, and $15.6 million and $15.8 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2009 and each of the next five years is as follows: $20.5 million in 2009; $18.4 million in 2010; $16.8 million in 2011; $15.5 million in 2012; $14.9 million in 2013; and $13.7 million in 2014.

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

See “Business Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2009 and 2008.

NOTE 10.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, People’s United Financial adopted the provisions of a standard issued by the FASB concerning fair value measurements and disclosures with respect to: (i) all financial instruments; and (ii) non-financial instruments accounted for at fair value on a recurring basis, if any. Effective January 1, 2009, these fair value measurement and disclosure provisions also apply to People’s United Financial for the following valuation measures: (i) goodwill and other acquisition-related intangible assets; (ii) real estate owned and repossessed assets; and (iii) other long-lived assets.

In April 2009, the FASB affirmed that the objective of fair value, even when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction. In order to address application issues, the FASB clarified and provided additional factors to be considered in determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, requiring an entity to base its conclusion about whether a transaction was not orderly on the weight of all available evidence. At the same time, the FASB also expanded certain disclosure requirements. These new disclosure requirements were effective for the quarter ended June 30, 2009 and did not result in any significant change in valuation techniques and related inputs, or the resulting fair values.

The FASB standard defines fair value, establishes a new framework for measuring fair value, and expands related disclosures. These provisions are to be applied whenever other FASB standards require (or permit) assets and liabilities to be measured at fair value. Broadly, the framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

•	Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and most U.S. and government agency debt securities).

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed securities);

•	quoted prices for identical or similar assets or liabilities in inactive markets (such as corporate and municipal bonds that trade infrequently); and

•	other inputs that: (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.); or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).

•	Level 3—Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

People’s United Financial maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies used by People’s United Financial and the resulting fair value measurement of those financial instruments reported at fair value on a recurring or non-recurring basis.

Recurring Fair Value Measurements

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices for identical securities, received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities, and government agency-issued mortgage-backed securities, all of which are included in Level 2. With respect to mortgage-backed securities, People’s United Financial held GNMA residential mortgage-backed securities with a fair value of $333 million at December 31, 2008 (none at September 30, 2009). While such securities are backed by the full faith and credit of the U.S. government and, as a result, present no credit risk, they have been classified as Level 2 assets due to the method used in determining their fair value. The remaining residential mortgage-backed securities held by People’s United Financial at both September 30, 2009 and December 31, 2008 have been issued by GSEs and are also included in Level 2.

Derivatives

People’s United Financial values its derivatives using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, interest rate-lock commitments on residential mortgage loans, and forward commitments to sell residential mortgage loans.

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

	Fair Value Measurements Using
As of September 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$10.3	$—	$—	$10.3
Securities available for sale:
U.S. Treasury and agency	10.2	—	—	10.2
GSE residential mortgage-backed securities	—	442.4	—	442.4
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Interest rate swaps	—	7.8	—	7.8
Forward commitments to sell residential mortgage loans	—	1.1	—	1.1

Total	$20.5	$452.1	$—	$472.6

Liabilities:
Interest rate swaps	$—	$7.3	$—	$7.3
Foreign exchange contracts	—	—	—	—
Interest rate-lock commitments on residential mortgage loans	—	1.2	—	1.2

Total	$—	$8.5	$—	$8.5

	Fair Value Measurements Using
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$21.4	$—	$—	$21.4
Securities available for sale:
U.S. Treasury, agency and GSE	1,472.1	—	—	1,472.1
U.S. agency and GSE residential mortgage-backed securities	—	375.4	—	375.4
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Interest rate floors	—	46.3	—	46.3
Interest rate swaps	—	7.3	—	7.3
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$1,493.5	$430.3	$—	$1,923.8

Liabilities:
Interest rate swaps	$—	$7.7	$—	$7.7
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total	$—	$8.7	$—	$8.7

Non-Recurring Fair Value Measurements

Loans Held for Sale

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

Impaired Loans

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

Real Estate Owned and Repossessed Assets

Real estate owned and repossessed assets are recorded at the lower of cost or fair value, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as independent third-party appraisals and price opinions. Assets that are acquired through loan default are recorded as held for sale initially at the lower of the recorded investment in the loan or fair value (less estimated selling costs) upon the date of foreclosure/repossession. Subsequent to foreclosure/repossession, valuations are updated periodically and these assets may be written down further, resulting in a new cost basis.

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008:

	Fair Value Measurements Using
As of September 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$56.1	$—	$56.1
Impaired loans (2)	—	—	52.6	52.6
Real estate owned and repossessed assets (3)	—	—	17.0	17.0

Total	$—	$56.1	$69.6	$125.7

	Fair Value Measurements Using
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale	$—	$31.7	$—	$31.7
Impaired loans	—	—	33.0	33.0
Real estate owned and repossessed assets	—	—	9.4	9.4

Total	$—	$31.7	$42.4	$74.1

(1)	No fair value adjustments were recorded for the nine months ended September 30, 2009 and 2008.
(2)	Related impairment charges totaled $10.2 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $3.2 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. Write downs and net loss on sale related to foreclosed/repossessed assets charged to non-interest expense totaled $0.9 million and $1.2 million for the same periods.

NOTE 11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately. At September 30, 2009, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2009 was $3.7 million, for which People’s United Financial had posted collateral of $1.9 million in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, additional collateral of $1.4 million would have been required.

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

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $15.3 million of this gain was recognized in income during the nine months ended September 30, 2009 and the remaining unrecognized gain at September 30, 2009 was $24.8 million. The portion of the unrecognized gain at September 30, 2009 that is expected to be recognized in income over the next 12 months totals approximately $19.4 million.

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

Forward Commitments to Sell Residential Mortgage Loans and Related Interest Rate-Lock Commitments

People’s United Financial enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (all to be sold servicing released) in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s United Financial delivers originated loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s United Financial’s inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s United Financial will commit to an interest rate on a mortgage loan application at a time after the application is approved by People’s United Financial. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives, with changes in fair value recognized in current earnings.

The table below provides a summary of the notional amounts and fair values of derivatives outstanding at September 30, 2009 and December 31, 2008:

				Fair Values (a)
		Notional Amounts		Assets		Liabilities
	Type of	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions)	Hedge	2009	2008	2009	2008	2009	2008
Derivatives Not Designated
as Hedging Instruments:
Interest rate swaps - commercial customers	N/A	$217.0	$60.3	$5.5	$7.3	$1.8	$—
Interest rate swaps - other counterparties	N/A	217.0	60.3	2.3	—	4.9	6.9

Total				7.8	7.3	6.7	6.9

Derivatives Designated as
Hedging Instruments:
Interest rate floors:
Loans	Cash flow	—	600.0	—	46.3	—	—
Interest rate swaps:
Loans	Fair value	6.1	6.4	—	—	0.6	0.8
Foreign exchange contracts:
Loans	Fair value	18.7	11.6	—	—	—	0.5

Total				—	46.3	0.6	1.3

Total derivatives				$7.8	$53.6	$7.3	$8.2

(a)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the nine months ended September 30, 2009 and 2008:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
		Recognized in Earnings (a)		Recognized in AOCL
		Nine Months Ended		Nine Months Ended
	Type of	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	Hedge	2009	2008	2009	2008
Derivatives Not Designated
as Hedging Instruments:
Interest rate swaps - commercial customers	N/A	$(1.0)	$0.5	$—	$—
Interest rate swaps - other counterparties	N/A	1.9	(0.3)	—	—

Total		0.9	0.2	—	—

Derivatives Designated as
Hedging Instruments:
Interest rate floors	Cash flow	17.0	7.5	1.2	1.4
Interest rate swaps	Fair value	(0.3)	(0.1)	—	—
Foreign exchange contracts	Fair value	—	—	—	—

Total		16.7	7.4	1.2	1.4

Total derivatives		$17.6	$7.6	$1.2	$1.4

(a)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.

NOTE 12.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$2,343.9	$2,343.9	$1,483.9	$1,483.9
Securities (1)	550.1	550.1	1,901.7	1,901.7
Securities purchased under agreements to resell	1,144.0	1,144.0	—	—
Loans, net	14,129.1	14,277.2	14,408.2	14,598.9
Accrued interest receivable	54.6	54.6	55.7	55.7

Financial liabilities (other than derivatives):
Time deposits	4,931.6	4,964.1	4,881.3	4,926.9
Other deposits	10,118.8	10,118.8	9,388.1	9,388.1
Repurchase agreements	139.0	139.0	156.7	156.6
Federal Home Loan Bank advances	15.0	15.1	15.1	15.1
Other borrowings	—	—	16.1	16.0
Subordinated notes	181.5	195.4	180.5	162.6
Accrued interest payable	4.2	4.2	8.8	8.8

Derivative financial instruments: (2)
Recognized as an asset:
Interest rate floors	—	—	46.3	46.3
Interest rate swaps	7.8	7.8	7.3	7.3
Forward commitments to sell residential mortgage loans	1.1	1.1	0.5	0.5
Recognized as a liability:
Interest rate swaps	7.3	7.3	7.7	7.7
Foreign exchange contracts	—	—	0.5	0.5
Interest rate-lock commitments on residential mortgage loans	1.2	1.2	0.5	0.5

(1)	Includes: (i) trading account securities of $10.3 million and $21.4 million at September 30, 2009 and December 31, 2008, respectively (no other financial instruments in this table were held for trading purposes); and (ii) FHLB stock, reported at cost, totaling $31.1 million at both September 30, 2009 and December 31, 2008.
(2)	See Note 11 for a further discussion of derivative financial instruments.

As discussed in Note 10, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (an “exit price” approach to value).

Acceptable valuation techniques (when quoted market prices are not available) that might be used to estimate the fair value of financial instruments include discounted cash flow analyses and comparison to similar instruments. Such estimates are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values estimated in this manner do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

In April 2009, the FASB revised the disclosure requirements regarding fair values of financial instruments to require public companies to make those disclosures in interim financial statements (in addition to the existing requirement to make such disclosures in annual financial statements). Further, the revisions require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis, as well as changes in such methods and significant assumptions from prior periods. The revisions did not change the accounting treatment for these financial instruments and are effective for interim reporting periods ended after June 15, 2009.

The following is a description of the principal valuation methods used by People’s United Financial for financial instruments other than securities and derivatives, which are discussed in Note 10:

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are commercial real estate, commercial and industrial, residential mortgage and consumer. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable) and payment status (performing or non-performing). Fair values were estimated for each component using a valuation method selected by management.

The fair values of performing loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments and credit losses. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. As a result, the valuation method for performing loans, which is consistent with certain guidance provided in FASB standards, does not fully incorporate the “exit price” approach to fair value. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

The fair value of home equity lines of credit was based on the outstanding loan balances, and therefore does not reflect the value associated with earnings from future loans to existing customers. Management believes that the fair value of these customer relationships has a substantial intangible value separate from the loan balances currently outstanding.

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

NOTE 13. REVISED FINANCIAL RESULTS

In the third quarter of 2009, management identified an error relating to an unintentional under-accrual of certain operating expenses. As a result, operating results for the first two quarters of 2009 and the fourth quarter of 2008 have been revised to reflect the recognition of additional non-interest expense. The effect of these revisions was immaterial to each period (no change in diluted earnings per share for the second quarter of 2009 and a one cent reduction in diluted earnings per share for both the first quarter of 2009 and the fourth quarter of 2008). Net income for the three months ended June 30, 2009, March 31, 2009 and December 31, 2008 was reduced by $2.1 million, $2.5 million and $1.7 million, respectively, reflecting increases in other non-interest expense of $3.1 million, $3.5 million and $2.7 million for the respective periods (less related income taxes). The revision of fourth quarter 2008 results also increased other liabilities and reduced retained earnings by $1.7 million at December 31, 2008.

NOTE 14. NEW ACCOUNTING STANDARDS

Business Combinations

In December 2007, the FASB issued a new standard on accounting for business combinations that applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under prior accounting standards, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

The new standard requires: (i) that acquisition-related transaction costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed; (ii) that specific requirements must be met in order to accrue for a restructuring plan in purchase accounting; and (iii) that certain pre-acquisition contingencies be recognized at fair value. In April 2009, the FASB issued guidance to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

People’s United Financial will apply these provisions prospectively to business combinations completed after January 1, 2009.

Disclosure of Retirement Plan Assets

In December 2008, the FASB provided guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. In particular, the guidance requires that employers disclose the following with respect to such plans: (i) how investment allocation decisions are made; (ii) the major categories of plan assets, including concentrations of risk and related fair value measurements; and (iii) the fair value techniques and pertinent inputs used to determine the fair value of plan assets. These disclosures are effective for People’s United Financial on a prospective basis beginning with the fiscal year ending December 31, 2009.

Transfers of Financial Assets and Consolidation of Variable Interest Entities

In June 2009, the FASB issued a standard addressing transfers of financial assets, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for de-recognition of financial assets, and requires additional disclosures. The FASB also issued a standard that redefines the criteria to be considered in assessing the need to consolidate variable interest entities. These standards are effective for People’s United Financial on January 1, 2010. Adoption is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Measuring Fair Value of Liabilities

In August 2009, the FASB issued guidance clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique such as an income approach or market approach. The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust valuation inputs for the effect of transfer restrictions on that liability. Adoption is not expected to have a significant impact on the company’s Consolidated Financial Statements.

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

Recent Market Developments

In response to the unprecedented challenges affecting the banking system, the Federal government began implementing several programs in late 2008 designed to address a variety of issues facing the financial sector.

Emergency Economic Stabilization Act of 2008

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA, which is intended to stabilize and provide liquidity to the U.S. financial markets, authorized the U.S. Treasury, acting in accordance with the provisions of the Troubled Asset Relief Program (the “TARP”), to: (i) purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions; and (ii) establish a program to guarantee certain assets issued by financial institutions prior to March 14, 2008. The company has decided not to sell any of its assets pursuant to the TARP or to participate in the asset guarantee program.

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

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC has authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may affect its initial base assessment rate.

In addition, on May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. The FDIC’s rule also provided that the FDIC may impose additional special assessments on September 30, 2009 (no such assessment occurred) and December 31, 2009 of up to 5 basis points on each insured financial institution’s total assets less Tier 1 capital if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or a level of close to zero or negative.

On September 29, 2009, the FDIC approved a proposed rule extending the DIF restoration plan from seven years to eight years and requiring financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012 on December 30, 2009. The proposed rule, which does not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011.

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

On August 26, 2009, the FDIC adopted a final rule extending the Transaction Account Guarantee Program from December 31, 2009 through June 30, 2010. Institutions that remain in the Transaction Account Guarantee Program will be charged an assessment rate of either 15 basis points, 20 basis points or 25 basis points on the additional insured deposits, depending on the institution’s risk category as assigned by the FDIC.

The company is participating in the Transaction Account Guarantee Program as it participates in all other FDIC deposit insurance programs. While People’s United Financial has retained its right to do so, the company does not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

Based on the increase in the premium assessment rate, the special assessment announced in May 2009, and the company’s participation in the Transaction Account Guarantee Program, the company’s cost of deposit insurance increased significantly in the first nine months of 2009, and further increases may occur. The actual amount of further increases will be dependent on several factors, including: (i) deposit levels; (ii) People’s United Bank’s risk profile; (iii) changes resulting from the FDIC’s September 2009 proposed rule; and (iv) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

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

Selected Consolidated Financial Data

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2009	June 30, 2009 (1)	Sept. 30, 2008	Sept. 30, 2009 (1)	Sept. 30, 2008
Operating Data:
Net interest income	$145.3	$141.2	$159.8	$429.3	$483.1
Provision for loan losses	21.5	14.0	6.8	43.4	17.5
Non-interest income (2)	80.2	85.0	74.2	237.4	229.9
Non-interest expense (3)	165.1	176.2	158.7	512.4	540.8
Income before income tax expense	38.9	36.0	68.5	110.9	154.7
Net income	26.8	25.3	46.0	76.3	104.1

Selected Statistical Data:
Net interest margin (4)	3.19%	3.12%	3.71%	3.18%	3.65%
Return on average assets (4)	0.51	0.49	0.92	0.49	0.68
Return on average tangible assets (4)	0.55	0.53	0.99	0.53	0.73
Return on average stockholders’ equity (4)	2.1	2.0	3.5	2.0	2.7
Return on average tangible stockholders’ equity (4)	3.0	2.8	5.0	2.8	3.8
Efficiency ratio	71.1	73.7	64.9	73.3	65.4

Per Common Share Data:
Basic and diluted earnings per share	$0.08	$0.08	$0.14	$0.23	$0.32
Dividends paid per share	0.15	0.15	0.15	0.45	0.43
Dividend payout ratio	191.3%	202.0%	108.7%	199.9%	138.6%
Book value (end of period)	$15.24	$15.29	$15.65	$15.24	$15.65
Tangible book value (end of period)	10.71	10.75	11.06	10.71	11.06
Stock price:
High	17.41	18.54	21.76	18.54	21.76
Low	14.84	14.72	13.92	14.72	13.92
Close (end of period)	15.56	15.07	19.25	15.56	19.25

(1)	Previously reported amounts for the three months ended June 30, 2009 and March 31, 2009 have been revised to reflect the recognition of additional non-interest expense, which, after taxes, reduced net income by $2.1 million and $2.5 million, respectively. Basic and diluted earnings per share were reduced by $0.01 in the three months ended March 31, 2009 (no impact on the three months ended June 30, 2009). Certain statistical information and other per common share data have been revised as necessary. See Note 13 to the Consolidated Financial Statements.
(2)	Includes net security gains of $4.7 million and $12.0 million for the three months ended September 30, 2009 and June 30, 2009, respectively, and $22.1 million and $8.1 million for the nine months ended September 30, 2009 and 2008, respectively. See Note 3 to the Consolidated Financial Statements.
(3)	Includes an FDIC special assessment charge of $8.4 million for the three months ended June 30, 2009 and nine months ended September 30, 2009, and $51.3 million of merger-related expenses and other one-time charges for the nine months ended September 30, 2008.
(4)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Financial Condition Data:
Total assets	$20,810	$20,812	$20,681	$20,168	$20,042
Loans	14,302	14,553	14,648	14,566	14,331
Short-term investments (1)	3,077	3,073	2,756	1,139	2,534
Securities	550	491	806	1,902	428
Allowance for loan losses	173	167	159	158	155
Goodwill and other acquisition-related intangibles	1,520	1,525	1,531	1,536	1,537
Deposits	15,050	15,023	14,846	14,269	14,152
Borrowings	154	160	185	188	152
Subordinated notes	182	181	181	181	180
Stockholders’ equity	5,115	5,130	5,156	5,174	5,239
Non-performing assets	193	182	142	94	91
Net loan charge-offs	16.0	6.0	6.4	5.7	4.0

Average Balances:
Loans	$14,454	$14,595	$14,603	$14,371	$14,310
Short-term investments (1)	3,105	2,816	1,824	1,610	2,325
Securities	782	799	1,275	1,393	715
Total earning assets	18,341	18,210	17,702	17,374	17,350
Total assets	20,870	20,759	20,258	20,057	20,057
Deposits	15,037	14,886	14,346	14,117	14,193
Total funding liabilities	15,365	15,237	14,721	14,479	14,520
Stockholders’ equity	5,135	5,162	5,164	5,230	5,204

Ratios:
Net loan charge-offs to average loans (annualized)	0.44%	0.16%	0.18%	0.16%	0.11%
Non-performing assets to total loans, real estate owned and repossessed assets	1.35	1.25	0.97	0.64	0.64
Allowance for loan losses to non-performing loans	98.2	99.4	126.1	186.8	181.6
Allowance for loan losses to total loans	1.21	1.15	1.09	1.08	1.08
Average stockholders’ equity to average total assets	24.6	24.9	25.5	26.1	25.9
Stockholders’ equity to total assets	24.6	24.7	24.9	25.7	26.1
Tangible stockholders’ equity to tangible assets	18.6	18.7	18.9	19.5	20.0
Total risk-based capital (2)	14.0	13.7	13.5	13.4	16.2

(1)	Includes securities purchased under agreements to resell.
(2)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, and tangible book value per share. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United Financial’s capital position.

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

The tangible equity ratio is the ratio of (i) tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) (the numerator) to (ii) tangible assets (total assets less goodwill and other acquisition-related intangibles) (the denominator). Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares outstanding (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

In light of diversity in presentation among financial institutions, the methodologies for determining the non-GAAP financial measures discussed above may vary significantly.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Total non-interest expense	$165.1	$176.2	$158.7	$512.4	$540.8
Less:
Amortization of other acquisition-related intangibles	5.1	5.3	5.3	15.6	15.8
FDIC special assessment	—	8.4	—	8.4	—
Merger-related expenses and other one-time charges	—	—	—	—	51.3
Fair value adjustments	0.8	0.8	0.8	2.4	2.4
REO expense	0.7	0.6	0.3	1.6	2.1
Other	(0.8)	1.2	(2.7)	5.5	(1.1)

Total	$159.3	$159.9	$155.0	$478.9	$470.3

Net interest income (1)	$146.1	$142.1	$160.8	$431.9	$486.0
Total non-interest income	80.2	85.0	74.2	237.4	229.9
Add:
Fair value adjustments	1.6	1.6	2.6	4.8	7.8
BOLI FTE adjustment (1)	1.1	1.5	1.1	3.5	3.6
Net security losses	—	—	0.2	—	—
Less:
Net security gains	4.7	12.0	—	22.1	8.1
Gain on sale of assets	0.1	1.3	0.2	1.7	0.2
Other	0.3	—	—	0.3	—

Total	$223.9	$216.9	$238.7	$653.5	$719.0

Efficiency ratio	71.1%	73.7%	64.9%	73.3%	65.4%

(1)	Fully taxable equivalent.

The following table summarizes People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Total stockholders’ equity	$5,115	$5,130	$5,156	$5,174	$5,239
Less: Goodwill and other acquisition-related intangibles	1,520	1,525	1,531	1,536	1,537

Tangible stockholders’ equity	$3,595	$3,605	$3,625	$3,638	$3,702

Total assets	$20,810	$20,812	$20,681	$20,168	$20,042
Less: Goodwill and other acquisition-related intangibles	1,520	1,525	1,531	1,536	1,537

Tangible assets	$19,290	$19,287	$19,150	$18,632	$18,505

Tangible equity ratio	18.6%	18.7%	18.9%	19.5%	20.0%

Common shares outstanding	335.6	335.5	335.3	335.0	334.8

Tangible book value per share	$10.71	$10.75	$10.81	$10.86	$11.06

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

Financial Overview

People’s United Financial reported net income of $26.8 million, or $0.08 per diluted share, for the three months ended September 30, 2009, compared to $46.0 million, or $0.14 per diluted share, for the year-ago period. Third quarter 2009 earnings reflect an increase in the net interest margin despite pressure associated with the historically low interest rate environment and the company’s asset sensitive balance sheet, and an increase in the provision for loan losses due, in part, to the partial charge-off of a previously disclosed non-performing shared national credit. For the nine months ended September 30, 2009 and 2008, net income totaled $76.3 million, or $0.23 per diluted share, compared to $104.1 million, or $0.32 per diluted share, respectively. Previously reported amounts for the three months ended June 30, 2009, March 31, 2009 and December 31, 2008 have been revised to reflect the recognition of additional non-interest expense. See Note 13 to the Consolidated Financial Statements.

People’s United Financial’s return on average tangible assets was 0.55% and return on average tangible stockholders’ equity was 3.0%, compared to 0.99% and 5.0%, respectively, in the year-ago quarter.

Net interest income decreased $14.5 million from the year-ago quarter while the net interest margin declined 52 basis points to 3.19%. The lower net interest margin reflects the interest rate cuts initiated by the Federal Reserve Board throughout 2008, and the company’s asset sensitive balance sheet, including its significant excess capital position, which continues to be temporarily invested in low-yielding short-term investments. Compared to the second quarter of 2009, net interest income increased $4.1 million and the net interest margin increased 7 basis points, primarily due to a 13 basis point reduction in the cost of deposits.

Compared to the third quarter of 2008, average earning assets increased $991 million, reflecting increases of $780 million in average short-term investments, $144 million in average loans and $67 million in average securities. Average funding liabilities increased $845 million compared to the third quarter of 2008, reflecting an $844 million increase in average total deposits.

Compared to the year-ago quarter, total non-interest income increased $6.0 million and total non-interest expense increased $6.4 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 71.1% in the third quarter of 2009 compared to 64.9% in the year-ago period.

The provision for loan losses in the third quarter of 2009 was $21.5 million compared to $6.8 million in the year-ago period. The provision for loan losses in the third quarter of 2009 reflected net loan charge-offs of $16.0 million (including $6.1 million related to one shared national credit) and a $5.5 million increase in the allowance for loan losses. The provision for loan losses in the third quarter of 2008 reflected net loan charge-offs of $4.0 million and a $2.8 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.44% in the third quarter of 2009 compared to 0.11% in the year-ago quarter and were 0.26% for the nine months ended September 30, 2009.

The allowance for loan losses totaled $172.5 million at September 30, 2009. Non-performing assets totaled $192.7 million at September 30, 2009, a $99.0 million increase from December 31, 2008. At September 30, 2009, the allowance for loan losses as a percentage of total loans was 1.21% and as a percentage of non-performing loans was 98.2%.

People’s United Financial’s total stockholders’ equity was $5.1 billion at September 30, 2009 compared to $5.2 billion at December 31, 2008. As a percentage of total assets, stockholders’ equity was 24.6% and 25.7%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 18.6% at September 30, 2009 compared to 19.5% at December 31, 2008.

People’s United Bank’s total risk-based capital ratio was 14.0% at September 30, 2009 compared to 13.4% at December 31, 2008 (see Regulatory Capital Requirements).

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

Business Segment Performance Summary

Three months ended September 30, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$63.9	$94.6	$0.7	$159.2	$(34.5)	$20.6	$145.3
Provision for loan losses	5.6	1.2	—	6.8	—	14.7	21.5
Total non-interest income	17.7	35.7	19.8	73.2	7.6	(0.6)	80.2
Total non-interest expense	44.3	93.5	20.9	158.7	2.1	4.3	165.1

Income (loss) before income tax expense (benefit)	31.7	35.6	(0.4)	66.9	(29.0)	1.0	38.9
Income tax expense (benefit)	10.3	11.5	(0.2)	21.6	(10.2)	0.7	12.1

Net income (loss)	$21.4	$24.1	$(0.2)	$45.3	$(18.8)	$0.3	$26.8

Total average assets	$9,855.9	$5,855.5	$304.6	$16,016.0	$4,062.2	$791.9	$20,870.1
Total average liabilities	2,400.5	12,723.8	141.8	15,266.1	88.2	381.3	15,735.6

Nine months ended September 30, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$184.3	$283.1	$2.8	$470.2	$(99.8)	$58.9	$429.3
Provision for loan losses	16.6	3.6	0.1	20.3	—	23.1	43.4
Total non-interest income	51.4	99.2	59.0	209.6	24.5	3.3	237.4
Total non-interest expense	135.3	290.3	64.2	489.8	5.2	17.4	512.4

Income (loss) before income tax expense (benefit)	83.8	88.4	(2.5)	169.7	(80.5)	21.7	110.9
Income tax expense (benefit)	27.1	28.6	(1.0)	54.7	(28.4)	8.3	34.6

Net income (loss)	$56.7	$59.8	$(1.5)	$115.0	$(52.1)	$13.4	$76.3

Total average assets	$9,792.8	$6,028.0	$315.6	$16,136.4	$3,779.0	$715.9	$20,631.3
Total average liabilities	2,387.3	12,471.9	142.9	15,002.1	91.1	384.8	15,478.0

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net interest income	$63.9	$65.8	$184.3	$194.1
Provision for loan losses	5.6	4.7	16.6	13.9
Total non-interest income	17.7	18.1	51.4	55.6
Total non-interest expense	44.3	42.1	135.3	129.0

Income before income tax expense	31.7	37.1	83.8	106.8
Income tax expense	10.3	12.6	27.1	36.3

Net income	$21.4	$24.5	$56.7	$70.5

Total average assets	$9,855.9	$9,344.4	$9,792.8	$9,225.0
Total average liabilities	2,400.5	2,413.4	2,387.3	2,411.8

Commercial Banking net income decreased $3.1 million compared to the third quarter of 2008, reflecting decreases in net interest income and non-interest income, and increases in the provision for loan losses and non-interest expense. The $1.9 million decrease in net interest income reflects the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, partially offset by an increase in average earning assets. The $0.4 million decrease in non-interest income reflects decreases in merchant services income (due to a decline in payment processing volume) and commercial loan fees, partially offset by an increase in rental income on leased equipment. The $2.2 million increase in non-interest expense reflects increased amortization expense on leased equipment, and higher direct and allocated expenses due to the continued loan growth in Commercial Banking, partially offset by a decrease in merchant services expense.

The increase in average assets compared to the third quarter of 2008 primarily reflects increases of $465 million in commercial real estate loans and $172 million in PCLC loans, partially offset by a decrease of $134 million in commercial loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity) and small business lending.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net interest income	$94.6	$96.9	$283.1	$299.3
Provision for loan losses	1.2	1.3	3.6	4.2
Total non-interest income	35.7	31.8	99.2	92.0
Total non-interest expense	93.5	92.0	290.3	278.3

Income before income tax expense	35.6	35.4	88.4	108.8
Income tax expense	11.5	11.9	28.6	36.8

Net income	$24.1	$23.5	$59.8	$72.0

Total average assets	$5,855.5	$6,319.0	$6,028.0	$6,565.5
Total average liabilities	12,723.8	11,908.1	12,471.9	12,197.3

Retail Banking and Small Business net income increased $0.6 million compared to the third quarter of 2008. The $2.3 million decrease in net interest income primarily reflects narrower spreads on deposit products resulting from the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, and lower residential mortgage interest income reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. In the third quarter of 2009, average residential mortgage loans decreased $552 million compared to the year-ago quarter. The $3.9 million increase in non-interest income primarily reflects a $3.7 million increase in net gains on sales of residential mortgage loans in the third quarter of 2009 resulting from higher levels of residential loan sales due to an increase in residential mortgage refinancing activity given the historically low interest rate environment. The $1.5 million increase in non-interest expense primarily reflects an increase in direct expenses.

Average liabilities increased $816 million compared to the third quarter of 2008 primarily reflecting an $844 million increase in average deposits.

Wealth Management consists of private banking, trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and Chittenden Securities, LLC, and other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net interest income	$0.7	$1.1	$2.8	$3.2
Provision for loan losses	—	—	0.1	—
Total non-interest income	19.8	22.8	59.0	68.8
Total non-interest expense	20.9	21.2	64.2	64.4

(Loss) income before income tax (benefit) expense	(0.4)	2.7	(2.5)	7.6
Income tax (benefit) expense	(0.2)	0.9	(1.0)	2.5

Net (loss) income	$(0.2)	$1.8	$(1.5)	$5.1

Total average assets	$304.6	$307.8	$315.6	$298.2
Total average liabilities	141.8	138.8	142.9	136.7

Wealth Management’s net loss in the third quarter of 2009 compared to net income in the year-ago quarter reflects decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The decrease in non-interest income in the third quarter of 2009 reflects decreases in investment management fees and brokerage commissions, primarily reflecting the decline in assets managed and administered, and the uncertainty in the equity markets and broader economic weakness, and a decline in insurance revenue, reflecting the continued soft insurance market resulting from the contracting economy. Non-interest expense includes certain nonrecurring costs for both the three and nine months ended September 30, 2009.

Assets managed and administered by Wealth Management, which are not reported as assets of People’s United Financial, totaled $16.4 billion at September 30, 2009, compared to $16.2 billion at December 31, 2008 and $17.2 billion at September 30, 2008.

Treasury encompasses the securities portfolio, short-term investments and securities resale agreements, wholesale funding activities, such as borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes. The income or loss for the funding center represents the interest rate risk component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each business segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the treasury group.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net interest loss	$(34.5)	$(27.5)	$(99.8)	$(73.2)
Total non-interest income	7.6	2.2	24.5	8.4
Total non-interest expense	2.1	0.1	5.2	(0.8)

Loss before income tax benefit	(29.0)	(25.4)	(80.5)	(64.0)
Income tax benefit	(10.2)	(9.3)	(28.4)	(24.1)

Net loss	$(18.8)	$(16.1)	$(52.1)	$(39.9)

Total average assets	$4,062.2	$3,200.0	$3,779.0	$3,402.0
Total average liabilities	88.2	242.3	91.1	175.5

The increase in Treasury’s net loss in the third quarter of 2009 compared to the 2008 period reflects increases in the net interest loss and non-interest expense, partially offset by an increase in non-interest income. The increase in net interest loss reflects an $8.3 million increase in the funding center’s net spread loss, primarily due to the 400 basis point decline in the targeted federal funds rate during 2008 and the asset sensitive position of People’s United Financial’s balance sheet. The increase in non-interest income reflects revenues relating to derivative transactions entered into with commercial customers, in addition to net security gains of $4.7 million in the third quarter of 2009 (primarily resulting from the sale of residential mortgage-backed securities with an amortized cost of $308 million) compared to net security losses of $0.2 million in the third quarter of 2008. The increase in non-interest expense in the third quarter of 2009 reflects costs related to derivative transactions entered into with commercial customers.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including a $5.6 million gain related to the sale of the company’s remaining holdings of Visa Class B shares (included in total non-interest income for the nine months ended September 30, 2009), $4.4 million of benefit-related and other charges (included in total non-interest expense for the nine months ended September 30, 2009), $6.9 million of gains related to the Visa IPO (included in total non-interest income for the nine months ended September 30, 2008), and $51.3 million of merger-related expenses and other one-time charges (included in total non-interest expense for the nine months ended September 30, 2008). Included in “Other” are assets such as cash, premises and equipment, and other assets and other liabilities.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net interest income	$20.6	$23.5	$58.9	$59.7
Provision for loan losses	14.7	0.8	23.1	(0.6)
Total non-interest income	(0.6)	(0.7)	3.3	5.1
Total non-interest expense	4.3	3.3	17.4	69.9

Income (loss) before income tax expense (benefit)	1.0	18.7	21.7	(4.5)
Income tax expense (benefit)	0.7	6.4	8.3	(0.9)

Net income (loss)	$0.3	$12.3	$13.4	$(3.6)

Total average assets	$791.9	$885.8	$715.9	$988.5
Total average liabilities	381.3	150.2	384.8	351.1

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

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008. Given the asset sensitive position of People’s United Financial’s balance sheet, including the temporary investment of a portion of the company’s significant excess capital position in low-yielding short-term investments, and the increase in average deposits, there was margin compression in the net interest margin in the first nine months of 2009, which may continue.

Third Quarter 2009 Compared to Third Quarter 2008

The net interest margin declined 52 basis points to 3.19% compared to the third quarter of 2008. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments. Net interest income (FTE basis) decreased $14.7 million, reflecting a $30.7 million decrease in total interest and dividend income, partially offset by a $16.0 million decrease in total interest expense.

Average earning assets totaled $18.3 billion in the third quarter of 2009, a $991 million increase from the third quarter of 2008, reflecting increases in average short-term investments and securities resale agreements of $780 million, average loans of $144 million and average securities of $67 million. Average loans, average securities and average short-term investments comprised 79%, 4% and 17%, respectively, of average earning assets in the third quarter of 2009 compared to 82%, 4% and 14%, respectively, in the 2008 period. In the current quarter, the yield earned on the total loan portfolio was 5.08% and the yield earned on securities and short-term investments was 0.95%, compared to 5.75% and 2.35%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 44% of the loan portfolio has floating interest rates compared to approximately 39% in the year-ago quarter.

The total average commercial banking loan portfolio increased $503 million, reflecting increases of $465 million in average commercial real estate loans and $172 million in average equipment financing loans, partially offset by a $134 million decrease in average commercial loans. At September 30, 2009, the shared national credits loan portfolio totaled $614 million compared to $684 million at December 31, 2008. People’s United Financial is in the process of unwinding the shared national credits portfolio in an orderly manner over the next two to three years.

Average residential mortgage loans decreased $552 million compared to the year-ago quarter, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans increased $193 million, including a $190 million increase in average home equity loans.

In the third quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $308 million and subsequently reinvested the proceeds in residential mortgage-backed securities with substantially-equivalent maturities and yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk and generated $4.8 million of security gains.

Average funding liabilities totaled $15.4 billion in the third quarter of 2009, an $845 million increase compared to the year-ago quarter. Average deposits increased $844 million, reflecting increases of $85 million in average non-interest-bearing deposits, $627 million in average savings and money market deposits, and $132 million in average time deposits. Average deposits comprised 98% of average funding liabilities in both the third quarter of 2009 and the year-ago period.

The 52 basis point decrease to 1.21% from 1.73% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 50 basis points from the third quarter of 2008, reflecting decreases of 79 basis points in time deposits and 50 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 45% and 33%, respectively, of average total deposits in the third quarter of 2009 compared to 43% and 34%, respectively, in the 2008 period.

Third Quarter 2009 Compared to Second Quarter 2009

The net interest margin increased 7 basis points and net interest income (FTE basis) increased $4.0 million compared to the second quarter of 2009, primarily reflecting the benefit of a 13 basis point decrease in the rate paid on average deposits in the third quarter, partially offset by increases in average deposits of $151 million in the third quarter and $540 million in the second quarter. These additional deposits were invested in federal funds yielding 25 basis points, or 88 basis points less than the rate paid on average deposits in the third quarter of 2009. Total interest and dividend income decreased $0.4 million in the third quarter, which was more than offset by a $4.4 million decrease in total interest expense.

Average earning assets increased $131 million, reflecting an increase of $288 million in average short-term investments and securities resale agreements, partially offset by decreases of $141 million in average loans and $16 million in average securities. The decrease in average loans reflects a decrease of $180 million in average residential mortgage loans, partially offset by an increase of $45 million in average commercial banking loans. The increase in average commercial banking loans reflects an increase of $148 million in average commercial real estate loans, partially offset by decreases of $97 million in average commercial loans and $6 million in average equipment financing loans. Average funding liabilities increased $127 million, reflecting an increase of $151 million in average deposits, partially offset by a decrease of $24 million in average borrowings.

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, and the nine months ended September 30, 2009 and 2008. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2009			June 30, 2009			September 30, 2008
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,344.7	$1.4	0.23%	$2,543.9	$1.6	0.26%	$2,235.3	$12.5	2.24%
Securities purchased under agreements to resell	760.0	0.4	0.19	272.5	0.2	0.23	89.6	0.5	2.05
Securities (2)	782.5	7.5	3.84	798.6	7.2	3.60	714.9	4.8	2.72
Loans:
Commercial real estate	5,302.3	73.9	5.58	5,154.4	70.8	5.49	4,837.1	75.4	6.23
Commercial	4,072.8	50.4	4.94	4,175.7	51.5	4.94	4,035.3	57.6	5.71
Residential mortgage	2,808.9	35.1	5.00	2,988.8	37.8	5.05	3,360.5	45.4	5.40
Consumer	2,269.9	24.0	4.24	2,275.9	24.0	4.22	2,076.9	27.2	5.25

Total loans	14,453.9	183.4	5.08	14,594.8	184.1	5.04	14,309.8	205.6	5.75

Total earning assets	18,341.1	$192.7	4.20%	18,209.8	$193.1	4.24%	17,349.6	$223.4	5.15%

Other assets	2,529.0			2,549.5			2,707.4

Total assets	$20,870.1			$20,759.3			$20,057.0

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,222.4	$—	—%	$3,192.0	$—	—%	$3,137.6	$—	—%
Savings, interest-bearing checking and money market	6,798.0	11.6	0.68	6,600.5	12.1	0.74	6,170.7	18.2	1.18
Time	5,016.4	30.9	2.47	5,093.5	34.7	2.72	4,884.6	39.8	3.26

Total deposits	15,036.8	42.5	1.13	14,886.0	46.8	1.26	14,192.9	58.0	1.63

Borrowings:
Repurchase agreements	132.1	0.1	0.47	155.8	0.2	0.43	113.5	0.4	1.65
FHLB advances	14.6	0.2	5.30	14.6	0.2	5.30	15.3	0.2	5.31
Other	—	—	—	—	—	—	18.0	0.2	3.79

Total borrowings	146.7	0.3	0.95	170.4	0.4	0.84	146.8	0.8	2.29

Subordinated notes	181.3	3.8	8.34	181.0	3.8	8.36	180.0	3.8	8.41

Total funding liabilities	15,364.8	$46.6	1.21%	15,237.4	$51.0	1.34%	14,519.7	$62.6	1.73%

Other liabilities	370.8			359.8			333.1

Total liabilities	15,735.6			15,597.2			14,852.8
Stockholders’ equity	5,134.5			5,162.1			5,204.2

Total liabilities and stockholders’ equity	$20,870.1			$20,759.3			$20,057.0

Net interest income/spread (3)		$146.1	2.99%		$142.1	2.90%		$160.8	3.42%

Net interest margin			3.19%			3.12%			3.71%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.8 million, $0.9 million and $1.0 million for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively.

Average Balance, Interest and Yield/Rate Analysis (1)

	September 30, 2009			September 30, 2008
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,239.6	$4.7	0.28%	$2,059.8	$40.8	2.64%
Securities purchased under agreements to resell	347.0	0.6	0.20	414.3	7.5	2.43
Securities (2)	950.1	24.0	3.38	880.1	22.3	3.39
Loans:
Commercial real estate	5,160.1	213.7	5.52	4,795.2	228.2	6.34
Commercial	4,152.4	153.4	4.92	3,979.3	177.1	5.93
Residential mortgage	2,971.3	113.6	5.10	3,630.7	146.7	5.39
Consumer	2,266.2	71.9	4.23	2,018.4	85.1	5.62

Total loans	14,550.0	552.6	5.06	14,423.6	637.1	5.89

Total earning assets	18,086.7	$581.9	4.29%	17,777.8	$707.7	5.31%

Other assets	2,544.6			2,701.4

Total assets	$20,631.3			$20,479.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,173.9	$—	—%	$3,151.9	$—	—%
Savings, interest-bearing checking and money market	6,564.1	36.3	0.74	6,224.1	61.9	1.33
Time	5,020.8	101.2	2.69	5,208.3	145.6	3.73

Total deposits	14,758.8	137.5	1.24	14,584.3	207.5	1.90

Borrowings:
Repurchase agreements	152.9	0.5	0.45	113.5	1.7	2.00
FHLB advances	14.7	0.6	5.29	16.6	0.6	5.11
Other	2.8	—	1.96	20.3	0.5	3.03

Total borrowings	170.4	1.1	0.89	150.4	2.8	2.48

Subordinated notes	181.0	11.4	8.36	181.8	11.4	8.32

Total funding liabilities	15,110.2	$150.0	1.32%	14,916.5	$221.7	1.98%

Other liabilities	367.8			355.9

Total liabilities	15,478.0			15,272.4
Stockholders’ equity	5,153.3			5,206.8

Total liabilities and stockholders’ equity	$20,631.3			$20,479.2

Net interest income/spread (3)		$431.9	2.97%		$486.0	3.33%

Net interest margin			3.18%			3.65%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $2.6 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively.

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

	Three Months Ended September 30, 2009 Compared To
	September 30, 2008 Increase (Decrease)			June 30, 2009 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.6	$(11.7)	$(11.1)	$(0.1)	$(0.1)	$(0.2)
Securities purchased under agreements to resell	0.7	(0.8)	(0.1)	0.2	—	0.2
Securities	0.5	2.2	2.7	(0.1)	0.4	0.3
Loans:
Commercial real estate	6.9	(8.4)	(1.5)	2.1	1.0	3.1
Commercial	0.5	(7.7)	(7.2)	(1.3)	0.2	(1.1)
Residential mortgage	(7.1)	(3.2)	(10.3)	(2.3)	(0.4)	(2.7)
Consumer	2.4	(5.6)	(3.2)	(0.1)	0.1	—

Total loans	2.7	(24.9)	(22.2)	(1.6)	0.9	(0.7)

Total change in interest and dividend income	4.5	(35.2)	(30.7)	(1.6)	1.2	(0.4)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.7	(8.3)	(6.6)	0.4	(0.9)	(0.5)
Time	1.0	(9.9)	(8.9)	(0.5)	(3.3)	(3.8)

Total deposits	2.7	(18.2)	(15.5)	(0.1)	(4.2)	(4.3)

Borrowings:
Repurchase agreements	0.1	(0.4)	(0.3)	—	(0.1)	(0.1)
FHLB advances	—	—	—	—	—	—
Other	(0.2)	—	(0.2)	—	—	—

Total borrowings	(0.1)	(0.4)	(0.5)	—	(0.1)	(0.1)

Subordinated notes	—	—	—	0.1	(0.1)	—

Total change in interest expense	2.6	(18.6)	(16.0)	—	(4.4)	(4.4)

Change in net interest income	$1.9	$(16.6)	$(14.7)	$(1.6)	$5.6	$4.0

Volume and Rate Analysis

	Nine Months Ended September 30, 2009 Compared To September 30, 2008 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$3.3	$(39.4)	$(36.1)
Securities purchased under agreements to resell	(1.1)	(5.8)	(6.9)
Securities	1.8	(0.1)	1.7
Loans:
Commercial real estate	16.5	(31.0)	(14.5)
Commercial	7.4	(31.1)	(23.7)
Residential mortgage	(25.5)	(7.6)	(33.1)
Consumer	9.6	(22.8)	(13.2)

Total loans	8.0	(92.5)	(84.5)

Total change in interest and dividend income	12.0	(137.8)	(125.8)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	3.2	(28.8)	(25.6)
Time	(5.1)	(39.3)	(44.4)

Total deposits	(1.9)	(68.1)	(70.0)

Borrowings:
Repurchase agreements	0.4	(1.6)	(1.2)
FHLB advances	(0.1)	0.1	—
Other	(0.3)	(0.2)	(0.5)

Total borrowings	—	(1.7)	(1.7)

Subordinated notes	—	—	—

Total change in interest expense	(1.9)	(69.8)	(71.7)

Change in net interest income	$13.9	$(68.0)	$(54.1)

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Investment management fees	$8.4	$8.6	$8.9	$24.5	$27.2
Insurance revenue	7.9	6.8	8.8	23.0	26.0
Brokerage commissions	2.8	3.2	4.1	9.3	12.8

Total wealth management income	19.1	18.6	21.8	56.8	66.0

Net security gains (losses):
Equity securities	—	—	—	5.5	6.9
Debt securities	4.7	12.1	(0.2)	16.8	1.3
Trading account securities	—	(0.1)	—	(0.2)	(0.1)

Total net security gains (losses)	4.7	12.0	(0.2)	22.1	8.1

Bank service charges	33.3	32.9	33.1	96.6	96.2
Merchant services income	6.7	6.1	7.5	18.6	21.0
Net gains on sales of residential mortgage loans	5.2	3.8	1.5	10.9	5.7
Bank-owned life insurance	2.2	2.7	2.1	6.5	6.8
Other non-interest income	9.0	8.9	8.4	25.9	26.1

Total non-interest income	$80.2	$85.0	$74.2	$237.4	$229.9

Total non-interest income increased $6.0 million compared to the third quarter of 2008 and decreased $4.8 million compared to the second quarter of 2009. Net security gains totaled $4.7 million and $12.0 million in the third and second quarters of 2009, respectively (see below).

As compared to the third quarter of 2008 and the second quarter of 2009, the decline in investment management fees and brokerage commissions primarily reflects the uncertainty in the equity markets and broader economic weakness. The increase in insurance revenue compared to the second quarter of 2009 primarily reflects the seasonal nature of insurance renewals, while the decline compared to the third quarter of 2008 reflects the continued soft insurance market resulting from the contracting economy.

In the third and second quarters of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $308 million and $723 million, respectively, and recorded security gains of $4.8 million and $12.1 million, respectively. The proceeds from the third quarter sales were subsequently reinvested in residential mortgage-backed securities with substantially-equivalent maturities and yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk.

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

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The increases in net gains on sales of residential mortgage loans from both the third quarter of 2008 and this year’s second quarter reflect the higher level of residential mortgage loan sales (a 34% increase in volume from the second quarter of 2009) due to an increase in refinancing activity given the historically low interest rate environment. BOLI income totaled $2.2 million ($3.3 million on a taxable-equivalent basis) in the third quarter of 2009, compared to $2.1 million ($3.2 million on a taxable-equivalent basis) in the year-ago quarter, and $2.7 million in the second quarter of 2009 ($4.2 million on a taxable-equivalent basis). The decrease in BOLI income from the second quarter of 2009 primarily reflects a lower crediting rate in the third quarter of 2009.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Compensation and benefits	$86.0	$86.6	$85.6	$261.3	$261.4
Occupancy and equipment	27.5	26.3	26.1	81.8	83.8
Professional and outside service fees	11.6	11.7	11.9	34.0	35.2
Merchant services expense	5.7	5.2	6.8	15.8	18.2
Other non-interest expense:
Amortization of other acquisition-related intangibles	5.1	5.3	5.3	15.6	15.8
Advertising and promotion	3.5	3.8	3.6	10.8	11.0
Stationery, printing and postage	2.9	3.0	3.1	9.1	9.8
Other	22.8	34.3	16.3	84.0	69.1

Total other non-interest expense	34.3	46.4	28.3	119.5	105.7

Total	165.1	176.2	158.7	512.4	504.3
Merger-related expenses	—	—	—	—	36.5

Total non-interest expense	$165.1	$176.2	$158.7	$512.4	$540.8

Efficiency ratio	71.1%	73.7%	64.9%	73.3%	65.4%

Total non-interest expense in the third quarter of 2009 increased $6.4 million compared to the third quarter of 2008, and decreased $11.1 million compared to the second quarter of 2009. Included in other non-interest expense in the second quarter of 2009 is an FDIC special assessment charge of $8.4 million (see below).

The efficiency ratio increased to 71.1% in the third quarter of 2009 compared to 64.9% in the year-ago quarter, reflecting the decline in interest rates that negatively impacted net interest income (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $0.4 million compared to the year-ago quarter and decreased $0.6 million compared to the second quarter of 2009. The year-over-year increase reflects normal merit increases and higher pension expense in the third quarter of 2009, partially offset by further benefits from previously disclosed cost-savings initiatives. The decrease from this year’s second quarter primarily reflects lower payroll taxes as a result of more employees having reached the maximum payroll tax limits and further benefits from previously disclosed cost-saving initiatives.

The increase in occupancy and equipment expense from the third quarter of 2008 primarily reflects higher rent-related expense, while the increase from the second quarter of 2009 primarily reflects higher equipment-related costs in the third quarter. The fluctuation in payment processing volume is the primary driver for the variances in merchant services expense. Included in other non-interest expense are regulatory assessments, amortization expense on leased equipment and costs related to derivative transactions entered into with commercial customers.

The FDIC authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may affect its initial base assessment rate. As such, regulatory assessment expense may continue to increase in the fourth quarter of 2009 and beyond.

In addition, on May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. The FDIC’s rule also provided that the FDIC may impose additional special assessments on September 30, 2009 (no such assessment occurred) and December 31, 2009 of up to 5 basis points on each insured financial institution’s total assets less Tier 1 capital if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or a level of close to zero or negative. Included in other non-interest expense in the second quarter of 2009 is an FDIC special assessment charge of $8.4 million.

On September 29, 2009, the FDIC approved a proposed rule extending the DIF restoration plan from seven years to eight years and requiring financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012 on December 30, 2009. The proposed rule, which does not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011.

Income Taxes

People’s United Financial’s effective income tax rate was 31.2% in the third quarter of 2009, compared to 30.0% in the second quarter of 2009 and 32.9% in the third quarter of 2008. People’s United Financial’s effective income tax rate was 31.2% in the first nine months of 2009, which approximates the expected effective tax rate for the remainder of 2009, compared to 32.7% in the first nine months of 2008.

FINANCIAL CONDITION

General

Total assets at September 30, 2009 were $20.8 billion, an increase of $642 million from December 31, 2008, reflecting an increase of $1.9 billion in short-term investments and securities resale agreements, partially offset by decreases of $1.4 billion in securities and $264 million in total loans.

At September 30, 2009, liabilities totaled $15.7 billion, a $701 million increase from December 31, 2008, primarily reflecting a $781 million increase in total deposits, partially offset by a $34 million decrease in borrowings.

The decrease in total loans from December 31, 2008 to September 30, 2009 reflects increases of $399 million in commercial real estate loans and $43 million in consumer loans, which were more than offset by decreases of $491 million in residential mortgage loans and $215 million in commercial loans. The decrease in residential mortgage loans reflects People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Residential mortgage loans at September 30, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $56.1 million and $31.7 million, respectively, which approximate fair value. The increase in loans held for sale from year-end reflects a higher backlog associated with an increase in residential mortgage refinancing activity as a result of the historically low interest rate environment.

Non-performing assets totaled $192.7 million at September 30, 2009, a $99.0 million increase from year-end 2008, primarily reflecting increases of $50.4 million in non-performing commercial real estate loans, $25.6 million in non-performing residential mortgage loans, $12.8 million in non-performing PCLC loans and $7.6 million in REO and repossessed assets. The allowance for loan losses totaled $172.5 million at September 30, 2009 compared to $157.5 million at December 31, 2008. At September 30, 2009, the allowance for loan losses as a percent of total loans was 1.21% and as a percent of non-performing loans was 98.2%, compared to 1.08% and 186.8%, respectively, at December 31, 2008.

People’s United Financial’s total stockholders’ equity was $5.1 billion at September 30, 2009, a $59 million decrease from December 31, 2008. The decrease primarily reflects dividends paid of $152.5 million, partially offset by net income of $76.3 million. As a percentage of total assets, stockholders’ equity was 24.6% at September 30, 2009 compared to 25.7% at December 31, 2008. Tangible stockholders’ equity as a percentage of tangible assets was 18.6% at September 30, 2009 compared to 19.5% at December 31, 2008.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.9%, 12.8% and 14.0%, respectively, at September 30, 2009, compared to 10.0%, 12.2% and 13.4%, respectively, at December 31, 2008 (see Regulatory Capital Requirements).

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

At September 30, 2009, the loan portfolio included $1.1 billion of interest-only residential mortgage loans, of which $118 million are stated income loans, compared to $1.4 billion and $135 million, respectively, at December 31, 2008. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable rate mortgage).

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

People’s United Financial actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given risk classification while collection operations focus on minimizing losses once an account becomes delinquent. People’s United Financial attempts to minimize losses associated with commercial banking loans by requiring borrowers to pledge adequate collateral and/or provide for third-party guarantees. Loss mitigation within the residential mortgage loan portfolio is highly dependent on the value of the underlying real estate. Accordingly, People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once they become 90 days past due. At September 30, 2009, non-performing residential mortgage loans totaling $9.2 million had current loan-to-value ratios of more than 100%.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the third quarter of 2009. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Loans acquired in the Chittenden acquisition that exhibited evidence of deterioration in credit quality since origination, such that it was unlikely that all contractually required payments would be collected, were recorded upon acquisition at their estimated net realizable value, without an allocated allowance for loan losses. Upon acquisition on January 1, 2008, such loans had an outstanding contractual balance of $9.2 million. The amount of non-accretable discount applicable to these loans was not significant.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Balance at beginning of period	$167.0	$159.0	$151.7	$157.5	$72.7
Charge-offs	(17.2)	(6.9)	(5.0)	(31.0)	(12.3)
Recoveries	1.2	0.9	1.0	2.6	3.1

Net loan charge-offs	(16.0)	(6.0)	(4.0)	(28.4)	(9.2)
Provision for loan losses	21.5	14.0	6.8	43.4	17.5
Allowance recorded in the Chittenden acquisition	—	—	—	—	73.5

Balance at end of period	$172.5	$167.0	$154.5	$172.5	$154.5

Allowance for loan losses as a percentage of:
Total loans	1.21%	1.15%	1.08%	1.21%	1.08%
Non-performing loans	98.2	99.4	181.6	98.2	181.6

The provision for loan losses totaled $21.5 million in the third quarter of 2009, reflecting $16.0 million in net loan charge-offs and a $5.5 million increase in the allowance for loan losses. Commercial real estate net loan charge-offs in the third quarter of 2009 include a $6.1 million partial charge-off of a previously disclosed non-performing shared national credit. The provision for loan losses in the year-ago period reflected $4.0 million in net loan charge-offs and a $2.8 million increase in the allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.21% at September 30, 2009 and 1.08% at December 31, 2008.

Net Loan Charge-Offs

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Commercial real estate	$7.7	$0.4	$1.2	$9.1	$1.7
Residential mortgage	2.6	0.8	0.1	3.9	0.3
PCLC	2.0	1.8	0.2	4.6	0.7
Commercial	1.5	1.1	1.1	4.5	3.1
Consumer	1.3	1.2	0.6	3.7	1.9
Indirect auto	0.9	0.7	0.8	2.6	1.5

Total	$16.0	$6.0	$4.0	$28.4	$9.2

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Indirect auto	1.54%	1.14%	1.41%	1.44%	0.95%
PCLC	0.63	0.58	0.09	0.49	0.10
Commercial real estate	0.58	0.03	0.10	0.23	0.05
Residential mortgage	0.37	0.10	0.01	0.18	0.01
Consumer	0.26	0.22	0.15	0.24	0.13
Commercial	0.22	0.15	0.14	0.21	0.14

Total portfolio	0.44%	0.16%	0.11%	0.26%	0.09%

Net loan charge-offs as a percentage of average total loans increased 33 basis points in the third quarter of 2009 compared to the year-ago period, reflecting a $12.0 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at September 30, 2009 is adequate to cover potential losses.

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

Non-Performing Assets

(dollars in millions)	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Non-accrual loans:
Commercial real estate	$80.2	$75.0	$53.8	$29.8	$29.9
Residential mortgage	49.8	51.4	42.3	24.2	21.1
Commercial	21.0	21.3	16.3	21.1	23.9
PCLC	18.6	16.5	9.0	5.8	6.9
Consumer	6.1	3.8	4.6	3.3	3.2
Indirect auto	—	—	0.1	0.1	0.1

Total non-accrual loans (1)	175.7	168.0	126.1	84.3	85.1
Real estate owned (“REO”) and repossessed assets, net	17.0	14.0	15.9	9.4	6.3

Total non-performing assets	$192.7	$182.0	$142.0	$93.7	$91.4

Non-performing loans as a percentage of total loans	1.23%	1.15%	0.86%	0.58%	0.59%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	1.35	1.25	0.97	0.64	0.64
Tangible stockholders’ equity and allowance for loan losses	5.11	4.82	3.75	2.47	2.37

(1)	Reported net of government guarantees totaling $7.2 million at Sept. 30, 2009, $7.1 million at June 30, 2009, $7.2 million at March 31, 2009, $6.5 million at Dec. 31, 2008 and $6.4 million at Sept. 30, 2008.

Total non-performing assets increased $99.0 million from December 31, 2008 and equaled 1.35% of total loans, REO and repossessed assets at September 30, 2009. The change in total non-performing assets from December 31, 2008 includes increases in non-performing commercial real estate loans of $50.4 million, non-performing residential mortgage loans of $25.6 million, non-performing PCLC loans of $12.8 million and REO and repossessed assets of $7.6 million. The increase in non-performing commercial real estate loans primarily reflects the classification of two shared national credits (totaling $26.4 million at September 30, 2009) as non-performing and the impact of continued economic weakness on the commercial real estate sector. The increase in non-performing residential mortgage loans is primarily a reflection of higher levels of unemployment across People’s United Financial’s franchise, while the increase in non-performing PCLC loans reflects broader economic weakness. REO and repossessed assets increased by $3.3 million and $4.3 million, respectively. Loans past due 90 days or more and still accruing totaled $10.0 million at September 30, 2009 compared to $8.0 million at December 31, 2008.

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase.

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

Asset liquidity is provided by: cash; short-term investments; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2009, People’s United Financial’s (parent company) liquid assets included $682 million in short-term GSE debt securities and $1.1 billion in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $1.6 billion in cash and cash equivalents, $453 million in debt securities available for sale and $10 million in trading account securities. Securities available for sale, with a combined fair value of $453 million at September 30, 2009, were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.1 billion at September 30, 2009 and represented 73% of total funding (the sum of deposits, borrowings, subordinated notes and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes totaled $154 million and $182 million, respectively, at September 30, 2009, representing 0.8% and 0.9%, respectively, of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At September 30, 2009, People’s United Bank’s borrowing limit from FHLB and Federal Reserve Bank advances, and repurchase agreements was $2.4 billion, based on the level of qualifying collateral available for these borrowing sources. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At September 30, 2009, People’s United Bank had outstanding commitments to originate loans totaling $0.7 billion and approved, but unused, lines of credit extended to customers totaling $3.7 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.11 billion at September 30, 2009, a $58.6 million decrease compared to $5.17 billion at December 31, 2008. This decrease primarily reflects dividends paid of $152.5 million, partially offset by net income of $76.3 million. Stockholders’ equity equaled 24.6% of total assets at September 30, 2009 and 25.7% at December 31, 2008. Tangible stockholders’ equity equaled 18.6% of tangible assets at September 30, 2009 and 19.5% at December 31, 2008.

In October 2009, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1525 per share. The dividend is payable on November 15, 2009 to shareholders of record on November 1, 2009.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 10.9% at September 30, 2009, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2009 with ratios of 10.9% and 14.0%, respectively, compared to 10.0% and 13.4%, respectively, at December 31, 2008. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at September 30, 2009.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2009 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At September 30, 2009, People’s United Bank’s adjusted total assets, as defined, totaled $17.6 billion and its total risk-weighted assets, as defined, totaled $14.9 billion. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

				OTS Requirements
As of September 30, 2009 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$1,911.5	(1)	10.9%	n/a	n/a	$263.5	1.5%
Leverage (core) capital	1,911.5	(1)	10.9	$878.5	5.0%	702.8	4.0
Total risk-based capital	2,083.5	(2)	14.0	1,489.6	10.0	1,191.6	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net gains (losses) on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning September 30, 2009. Given the interest rate environment at September 30, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	31.3%
+200	20.0
+100	9.1
-25	(1.8)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(0.4)%
+200	0.5
+100	0.9
-25	(0.6)

People’s United Financial’s interest rate risk position at September 30, 2009, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments. While this strategy does place additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At September 30, 2009, People’s United Financial was using interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $15.3 million of this gain was recognized in income during the nine months ended September 30, 2009 and the remaining unrecognized gain at September 30, 2009 was $24.8 million. The portion of the unrecognized gain at September 30, 2009 that is expected to be recognized in income over the next 12 months totals approximately $19.4 million.

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

People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately. At September 30, 2009, each of People’s United Financial’s counterparties (primarily representing major financial institutions) had an investment grade credit rating from the major rating agencies and is specifically approved up to a maximum credit exposure. At September 30, 2009, People’s United Financial’s counterparty credit exposure on its outstanding derivative contracts, after considering the effect of the bilateral netting arrangements and posted collateral, totaled $2.5 million.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2009 was $3.7 million, for which People’s United Financial had posted collateral of $1.9 million in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, additional collateral of $1.4 million would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of and for the periods ended September 30, 2009 (dollars in millions)	Interest Rate Floors	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$—	$6.1	$18.7
Weighted average remaining term to maturity (in months)	—	42	1
Increase (decrease) in pre-tax income for the quarter	$5.9	$(0.1)	$(0.4)
Increase (decrease) in pre-tax income for the nine months	17.0	(0.3)	—
Fair value:
Recognized as an asset	—	—	—
Recognized as a liability	—	0.6	—

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

The following table summarizes certain information concerning these interest rate swaps:

As of and for the periods ended September 30, 2009 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$217.0	$217.0
Weighted average remaining term to maturity (in months)	99	99
Increase (decrease) in pre-tax income for the quarter	$5.1	$(4.8)
Increase (decrease) in pre-tax income for the nine months	(1.0)	1.9
Fair value:
Recognized as an asset	5.5	2.3
Recognized as a liability	1.8	4.9

See Note 11 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 71 through 75 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2009, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2009, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	—	—	—	17,250,000
August 1-31, 2009	—	—	—	17,250,000
September 1-30, 2009	9,435	$16.15	—	17,250,000
Total	9,435	$16.15	—	17,250,000

All shares listed in column (a) were tendered by employees of People’s United Financial in satisfaction of their related tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The amount shown in column (b) is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no maximum number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related tax withholding obligations. Shares acquired in satisfaction of tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. Rather, all shares acquired in this manner have been retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

On April 17, 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17,250,000 shares, could be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. To date, no shares have been repurchased under this program.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of People’s United Financial during the period covered by this report.

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 formatted in XBRL: (i) Consolidated Statements of Condition at September 30, 2009 and December 31, 2008; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 6, 2009	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ PAUL D. BURNER
Paul D. Burner
Senior Executive Vice President and Chief Financial Officer

Date: November 6, 2009	By:	/s/ JEFFREY HOYT
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certifications

31.2*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 formatted in XBRL: (i) Consolidated Statements of Condition at September 30, 2009 and December 31, 2008; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Included herewith.
**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.