Form 10-K
period 2009-12-31
People's United Financial, Inc.
filed 2010-03-01
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $5,249,612,377.

As of February 12, 2010, there were 348,570,676 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2010, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2009 FORM 10-K

Part I

Item 1.	Business

General

People’s United Financial, Inc. (“People’s United Financial”) is a savings and loan holding company incorporated under the state laws of Delaware. People’s United Financial was formed for the purpose of effectuating the conversion of People’s Bank and People’s Mutual Holdings from a mutual holding company structure to a stock holding company structure. On April 16, 2007, People’s United Financial, People’s Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s Bank, with People’s Bank as the surviving entity, and People’s Bank became a wholly-owned subsidiary of People’s United Financial. See Note 2 to the Consolidated Financial Statements for a further discussion of the second-step conversion. On June 6, 2007, People’s Bank changed its name to People’s United Bank. The name “People’s United Bank” is used to refer to the Bank both before and after the name change. People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut.

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

On January 1, 2009, the separate bank charters of the six former Chittenden banks, all previously wholly-owned subsidiaries of People’s United Bank, were consolidated into People’s United Bank. Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts, continue to do business under their existing names as divisions of People’s United Bank.

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

This full range of financial services is delivered through a network of nearly 300 branches in Connecticut, Vermont, New Hampshire, Maine, Massachusetts and New York, including 81 full-service supermarket branches. In addition, People’s United Bank operates 39 investment and brokerage offices, 16 commercial banking offices, 10 PCLC offices and over 400 ATMs. People’s United Bank’s distribution network also includes online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses: Commercial Banking, Retail Banking and Small Business, and Wealth Management. Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking and municipal banking. Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity), small business lending and merchant services. Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, other insurance services provided through R.C. Knox and Chittenden Insurance Group, and private banking. In addition, the Treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments and securities resale agreements, and wholesale borrowings.

Further discussion of People’s United Financial’s business and operations appears on pages 23 through 76.

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

Federal savings banks may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for federal savings banks, including certain real estate equity investments and securities and insurance brokerage activities. People’s United Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the Home Owners’ Loan Act); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. The OTS granted People’s United Bank a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary. In 2009, People’s United Bank applied to the OTS for an extension, which was granted to January 1, 2011.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile. At December 31, 2009, People’s United Bank exceeded each of its capital requirements. See “Regulatory Capital Requirements” on pages 71 and 72 for a further discussion regarding People’s United Bank’s capital requirements.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OTS regulations, generally, a federal savings bank is treated as well-capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2009, People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well-capitalized” institution.

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

Deposit Insurance. People’s United Bank is a member of, and pays its deposit insurance assessments to, the Deposit Insurance Fund (the “DIF”).

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Historically, assessment rates have ranged from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may affect its initial base assessment rate.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. This rule, which did not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0106% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Nontraditional Mortgage Products. The federal banking agencies have issued guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. A portion of People’s United Bank’s adjustable-rate residential mortgage loans represent interest-only residential mortgage loans, however, none of these loans permit negative amortization or optional payment amounts.

Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have: (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

People’s United Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the OTS.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires Federal savings banks to meet a Qualified Thrift Lender test. Under the Qualified Thrift Lender test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. The OTS granted People’s United Bank an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter (August 18, 2006).

A savings bank that fails the Qualified Thrift Lender test and does not convert to a bank charter generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends not permissible under national bank regulations; and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the Qualified Thrift Lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by Federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash out merger and other distributions charged against capital.

The OTS regulates all capital distributions by People’s United Bank directly or indirectly to its shareholder, including dividend payments. People’s United Bank must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, as is the case as of December 31, 2009, then People’s United Bank must file an application to receive the approval of the OTS for a proposed capital distribution.

People’s United Bank may not pay dividends to its shareholder if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OTS notified People’s United Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 14 to the Consolidated Financial Statements for a further discussion on capital distributions.

Liquidity. People’s United Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.

Assessments. The OTS charges assessments to recover the cost of examining Federal savings banks and their affiliates. These assessments are based on three components: (i) the size of the institution on which the basic assessment is based; (ii) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (iii) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

The OTS also assesses fees against savings and loan holding companies, such as People’s United Financial. The OTS semi-annual assessment for savings and loan holding companies includes a base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Branching. Under OTS branching regulations, People’s United Bank is generally authorized to open branches nationwide if People’s United Bank (i) continues to meet the requirements of a “highly-rated” Federal savings bank, and (ii) publishes public notice at least 35 days before opening a branch and no one opposes the branch. If a comment in opposition to a branch opening is filed and the OTS determines the comment to be relevant to the approval process standards, and to require action in response, the OTS may, among other things, require a branch application or elect to hold a meeting with People’s United Bank and the person who submitted the comment. OTS authority preempts any state law purporting to regulate branching by Federal savings banks.

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

Federal Home Loan Bank System. People’s United Bank is a member of the Federal Home Loan Bank (the “FHLB”) system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Agency, which has also established standards of community or investment service that members must meet to maintain access to long-term advances.

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of People’s United Bank Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. People’s United Bank is in compliance with these requirements.

Federal Reserve System. Federal Reserve Board regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $10.3 million and $34.1 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction account balances in excess of $34.1 million. The first $10.3 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board.

Market Area and Competition

People’s United Financial’s primary market area is New England, with Connecticut and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2009, approximately 81% of the total loan portfolio involving customers within New England. However, substantially all of the equipment financing activities of PCLC involves customers outside of New England. PCLC provides equipment financing for customers in 47 states and, at December 31, 2009, approximately 33% of its loans were to customers located in California, Texas and Florida. People’s United Financial competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions, and a variety of other institutional lenders and securities firms.

As People’s United Financial’s predominant market, Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.5 million and a median household income of $70,949 as of June 30, 2009, ranking second in the United States and well above the U.S. median household income of $54,719, according to estimates from SNL Securities. Fairfield County, where People’s United Financial is headquartered, is the wealthiest county in Connecticut, with a June 30, 2009 median household income of $87,897 according to estimates from SNL Securities. The median household income in Vermont, which has the bank’s second highest concentration of branches, was $54,205 as of June 30, 2009, comparable to the national level.

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

Personnel

As of December 31, 2009, People’s United Financial, had 3,898 full-time and 636 part-time employees.

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

XBRL Interactive Data (most recent 12 months)

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

People’s United Financial’s interest spread can change depending on when interest rates earned on interest-earning assets change, compared to when interest rates paid on interest-bearing liabilities change. Some rate changes occur while these assets or liabilities are still on People’s United Financial’s books. Other rate changes occur when these assets or liabilities mature and are replaced by new interest-earning assets or interest-bearing liabilities at different rates. It may be difficult to replace interest-earning assets quickly, since customers may not want to borrow money when interest rates are high, or People’s United Financial may not be able to make loans that meet its lending standards. People’s United Financial interest spread may also change based on the mix of interest-earning assets and interest-bearing liabilities.

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

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. In recent years, we have benefited from consistently strong asset quality. It is possible that our asset quality could deteriorate, depending upon economic conditions.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Financial supermarket banking initiative, pursuant to which, as of December 31, 2009, People’s United Financial has established 81 full-service Stop & Shop branches that provide customers with the convenience of seven-day-a-week banking. At December 31, 2009, 28% of People’s United Financial branches were located in Stop & Shop supermarkets.

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

At December 31, 2009, approximately 81% of People’s United Financial’s loans by outstanding principal amount were to people and businesses located in New England, or involved property located in New England. How well we perform depends very much on the health of the New England economy, particularly Connecticut, and we expect that to remain true for the foreseeable future. Last year, Connecticut residents, on average, earned more than the residents in all but one state in the country. Connecticut’s unemployment rate at December 31, 2009 was 8.9%, slightly below the national rate.

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

In recent years, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally. Housing market conditions in the New England region of the United States, where most of our lending activity occurs, have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

The second half of 2007 and all of 2008 were highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

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

The OTS letter dated July 3, 2006 approving, among other things, People’s United Bank’s conversion from a Connecticut savings bank to a Federal savings bank, granted People’s United Bank (i) a phase-in period of three years from the date of its conversion to a Federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary (subsequently extended to January 2011); and (ii) an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter. The manner in which the OTS interprets or applies its phase-in period can also make it more expensive for us to do business, make our business less profitable and limit our strategic flexibility.

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

While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2009, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Tests

People’s United Financial tests goodwill for impairment on an annual basis, or more frequently if necessary. According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United Financial common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See “Critical Accounting Policies” and Notes 1, 3 and 8 to the Consolidated Financial Statements for additional information concerning People’s United Financial’s goodwill and the required impairment tests.

People’s United Financial May Fail To Successfully Integrate Acquired Companies and Realize All of the Anticipated Benefits of an Acquisition

The ultimate success of an acquisition will depend, in part, on the ability of People’s United Financial to realize the anticipated benefits from combining the businesses of People’s United Financial with those of an acquired company. However, to realize these anticipated benefits, People’s United Financial must successfully combine its business with an acquired company. If People’s United Financial is not able to achieve these objectives, the anticipated benefits of a merger may not be realized fully or at all or may take longer to realize than expected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United Financial’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $67.2 million at December 31, 2009 and People’s United Financial occupies approximately 87% of the building; all other available office space has been leased to unrelated parties. People’s United Financial delivers its financial services through a network of branches located throughout New England and Westchester County, New York. People’s United Financial’s branch network is primarily concentrated in Connecticut, where it has 160 offices (including 81 located in Stop & Shop supermarkets), with 62 located in Fairfield County. People’s United Financial also has 46 branches in Vermont, 37 branches in New Hampshire, 26 branches in Maine, 19 branches in Massachusetts, and 5 branches in Westchester County. People’s United Financial owns 96 of its branches, which had an aggregate net book value of $54.8 million at December 31, 2009. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears in Note 21 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 21 to the Consolidated Financial Statements.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol PBCT. On February 12, 2010, the closing price of People’s United Financial, Inc. common stock was $15.59. As of that date, there were approximately 21,250 record holders of People’s United Financial, Inc. common stock.

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

The graph assumes $100 invested on December 31, 2004 in each of People’s United Financial’s common stock, the S & P 500 Stock Index, the Russell Midcap Index, and the Large Thrift Index. The graph also assumes reinvestment of all dividends.

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

The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended December 31, 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	129,911	$16.67	—	17,250,000
November 1-30, 2009	791	$16.16	—	17,250,000
December 1-31, 2009	2,649	$16.50	—	17,250,000

Total	133,351	$16.67	—	17,250,000

All shares listed in column (a) were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The amount shown in column (b) is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 14 and 27 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2009	2008 (1)	2007	2006	2005
Operating Data:
Net interest income - FTE	$580.2	$640.3	$486.6	$382.4	$370.0
Provision for loan losses	57.0	26.2	8.0	3.4	8.6
Non-interest income	309.1	303.6	185.4	147.4	173.3
Non-interest expense (2)	684.6	709.0	439.3	346.9	344.4
Income from continuing operations	101.2	137.8	149.2	121.7	125.9
Income from discontinued operations (3)	—	—	1.5	2.3	11.2
Net income	101.2	137.8	150.7	124.0	137.1

Selected Statistical Data:
Net interest margin	3.19%	3.62%	4.12%	3.87%	3.68%
Return on average assets (4)	0.49	0.68	1.18	1.15	1.27
Return on average tangible assets (4)	0.53	0.73	1.19	1.16	1.28
Return on average stockholders’ equity (4)	2.0	2.6	4.2	9.4	11.1
Return on average tangible stockholders’ equity (4)	2.8	3.7	4.3	10.2	12.1
Efficiency ratio	73.5	66.6	56.1	61.3	62.8

Financial Condition Data:
Total assets	$21,257	$20,168	$13,555	$10,687	$10,933
Loans	14,234	14,566	8,950	9,372	8,573
Securities	902	1,902	61	77	1,363
Short-term investments (5)	3,492	1,139	3,516	225	57
Allowance for loan losses	173	158	73	74	75
Goodwill and other acquisition-related intangibles	1,515	1,536	104	105	106
Deposits	15,446	14,269	8,881	9,083	9,083
Borrowings	159	188	—	4	295
Subordinated notes	182	181	65	65	109
Stockholders’ equity	5,101	5,174	4,445	1,340	1,289
Non-performing assets	206	94	26	23	22

Ratios:
Net loan charge-offs to average loans	0.29%	0.10%	0.10%	0.05%	0.07%
Non-performing assets to total loans, real estate owned and repossessed assets	1.44	0.64	0.29	0.24	0.26
Allowance for loan losses to total loans	1.21	1.08	0.81	0.79	0.87
Average stockholders’ equity to average total assets	24.8	25.6	28.1	12.3	11.5
Stockholders’ equity to total assets	24.0	25.7	32.8	12.5	11.8
Tangible stockholders’ equity to tangible assets	18.2	19.5	32.3	11.7	10.9
Total risk-based capital (6)	14.1	13.4	33.4	16.1	16.4

Per Common Share Data:
Basic earnings per share	$0.30	$0.41	$0.52	$0.42	$0.46
Diluted earnings per share	0.30	0.41	0.52	0.41	0.46
Dividends paid per share (7)	0.61	0.58	0.52	0.46	0.40
Dividend payout ratio (7)	201.1%	141.1%	87.0%	48.3%	38.3%
Book value (end of period)	$15.20	$15.44	$15.43	$4.49	$4.33
Tangible book value (end of period)	10.68	10.86	15.07	4.13	3.98

Stock price:
High	18.54	21.76	22.81	21.62	16.07
Low	14.72	13.92	14.78	14.29	11.42
Close (end of period)	16.70	17.83	17.80	21.25	14.79

(1)	See Note 1 to the Consolidated Financial Statements for a discussion of an immaterial revision to previously-reported operating results.
(2)	Includes $4.5 million of system conversion and merger-related expenses and an FDIC special assessment charge of $8.4 million in 2009, $51.3 million of merger-related expenses and other one-time charges in 2008, and the $60.0 million contribution to The People’s United Community Foundation in 2007.
(3)	Includes after-tax gains of $6.2 million in 2005.
(4)	Calculated based on net income for all years.
(5)	Includes securities purchased under agreements to resell.
(6)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. in 2009, 2008 and 2007. Ratios are calculated in accordance with Office of Thrift Supervision regulations for all periods since December 31, 2006 and Federal Deposit Insurance Corporation regulations for December 31, 2005.
(7)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; and (10) the successful integration of acquired companies.

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

Emergency Economic Stabilization Act of 2008

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA, which is intended to stabilize and provide liquidity to the U.S. financial markets, authorized the U.S. Treasury, acting in accordance with the provisions of the Troubled Asset Relief Program (the “TARP”), to (i) purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions, and (ii) establish a program to guarantee certain assets issued by financial institutions prior to March 14, 2008. The company did not sell any of its assets pursuant to the TARP or participate in the asset guarantee program.

On October 14, 2008, the U.S. Treasury announced a plan to employ a portion of its purchasing authority, as provided for by the EESA, in making direct equity investments in qualifying banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the U.S. Treasury will utilize up to $250 billion of the $700 billion authorized by the EESA to purchase preferred stock in qualifying institutions that request such investments. The preferred stock issued under the TARP CPP contains a number of provisions, some of which could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. People’s United Bank currently exceeds all applicable regulatory capital requirements and remains well capitalized. As such, the company did not apply for equity capital under the TARP CPP.

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution and have historically ranged from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may affect its initial base assessment rate.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. As a result, included in other non-interest expense in 2009 is an FDIC special assessment charge of $8.4 million.

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. This rule, which did not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011. As such, regulatory assessment expense may continue to increase in 2010 and beyond. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations.

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

Based on the increase in the premium assessment rate, the special assessment announced in May 2009, and the company’s participation in the Transaction Account Guarantee Program, the company’s cost of deposit insurance increased significantly in 2009, and further increases may occur. The actual amount of further increases will be dependent on several factors, including: (i) deposit levels; (ii) People’s United Bank’s risk profile; (iii) changes resulting from the FDIC’s November 2009 final rule; and (iv) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

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

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. At that time, the six former Chittenden banks all became wholly-owned subsidiaries of People’s United Bank. At December 31, 2007, Chittenden had total assets of $7.4 billion, total loans of $5.7 billion, total deposits of $6.2 billion and 140 branches. The acquisition was accounted for using the purchase method of accounting and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. Financial data for periods prior to the acquisition date do not include the results of Chittenden. See Note 3 to the Consolidated Financial Statements for a further discussion of the acquisition. On January 1, 2009, the separate bank charters of the six former Chittenden banks were consolidated into People’s United Bank. The former banks, which continue to do business under their existing names as divisions of People’s United Bank, are: Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts.

People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $20.6 billion in total assets as of December 31, 2009. People’s United Bank was organized in 1842 as a mutual savings bank, converted to stock form in 1988, and in 2006 converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank. Deposits are insured up to applicable limits by the DIF of the FDIC. People’s United Bank is regulated by the OTS.

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

This full range of financial services is delivered through a network of nearly 300 branches, including 81 full-service Stop & Shop supermarket branches that provide customers with seven-day-a-week banking. In addition, People’s United Bank operates 39 investment and brokerage offices, 16 commercial banking offices and 10 PCLC offices. People’s United Bank’s distribution network also includes online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network.

PCLC maintains a sales presence in seven states to support its equipment financing operations outside of New England. Within the Commercial Banking division, People’s United Bank maintains a national credits group, which has participated in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

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

Recent Developments

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company that provides collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.3 billion. Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock valued at approximately $406 million. The acquisition will be accounted for as a purchase and, accordingly, Financial Federal’s assets and liabilities will be recorded by People’s United Financial at their estimated fair values as of the closing date. Results of operations for Financial Federal will be included in the Consolidated Statements of Income beginning with the closing date.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, People’s United Financial is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from People’s United Financial’s current estimates, as a result of changing conditions and future events. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. The judgments used by People’s United Financial in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses. People’s United Financial’s significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. People’s United Financial did not change its practices with respect to determining the allowance for loan losses during 2009. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

The allowance for loan losses consists of: (i) an estimated loss allowance for each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis; (ii) an estimated loss allowance for commercial real estate and commercial loans that are not subjected to an individual impairment evaluation; and (iii) a specific loss allowance for certain loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that People’s United Financial will be unable to collect all principal and interest due according to the contractual terms of the loan. If the measurement of an impaired loan is less than its recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Loans that are individually evaluated for collectibility are subjected to People’s United Financial’s normal loan review procedures.

Valuation of Derivative Financial Instruments. People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

People’s United Financial generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or a forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

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

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates.

Asset Impairment Judgments

Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are required to be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses on other acquisition-related intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

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

In estimating the fair value of its reporting units, People’s United Financial uses a present-value measurement technique (discounted cash flow analysis based on internal forecasts) and, to a lesser extent, market-based trading and transaction multiples. More weight is given to the discounted cash flow analysis as: (i) market-based multiples are not deemed directly comparable given the difficulty in identifying operating entities that are substantially similar to the reporting units; (ii) market-based multiples are not deemed to be highly reliable in periods of limited capital markets activity (such as that which has existed during the last two years); and (iii) internal forecasts tend to provide a longer-term view of performance. The discounted cash flow analysis is based on significant assumptions and judgments including future growth rates and discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

Securities. Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term as well as those held by People’s Securities (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and fair value adjustments, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

Years ended December 31 (dollars in millions)	2009	2008	2007	2006	2005
Total non-interest expense	$684.6	$709.0	$439.3	$346.9	$344.4
Less:
Amortization of other acquisition-related intangibles	20.6	21.3	1.0	1.1	1.8
FDIC special assessment	8.4	—	—	—	—
Fair value adjustments	3.1	3.2	—	—	—
REO expense	0.7	1.6	1.0	0.3	0.1
Merger-related expenses and other one-time charges	2.0	51.3	—	—	—
Contribution to The People’s United Community Foundation	—	—	60.0	—	—
Severance-related charges	—	—	—	1.2	—
Goodwill impairment charge	—	—	—	—	2.0
Liability restructuring costs	—	—	—	—	2.7
Other	5.8	1.0	—	1.2	0.7

Total	$644.0	$630.6	$377.3	$343.1	$337.1

Net interest income (1)	$580.2	$640.3	$486.6	$382.4	$370.0
Total non-interest income	309.1	303.6	185.4	147.4	173.3
Add:
Fair value adjustments	6.5	10.4	—	—	—
BOLI FTE adjustment (1)	4.5	4.5	5.7	4.6	1.8
Net security losses	—	—	—	27.2	0.1
Less:
Net security gains	22.0	8.3	5.5	—	—
Gain on sale of assets	1.8	4.3	—	0.7	8.1
Other	0.3	—	—	1.3	0.3

Total	$876.2	$946.2	$672.2	$559.6	$536.8

Efficiency ratio	73.5%	66.6%	56.1%	61.3%	62.8%

(1)	Fully taxable equivalent.

The following table summarizes People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition.

As of December 31
(in millions, except per share data)	2009	2008	2007	2006	2005
Total stockholders’ equity	$5,101	$5,174	$4,445	$1,340	$1,289
Less: goodwill and other acquisition-related intangibles	1,515	1,536	104	105	106

Tangible stockholders’ equity	$3,586	$3,638	$4,341	$1,235	$1,183

Total assets	$21,257	$20,168	$13,555	$10,687	$10,933
Less: goodwill and other acquisition-related intangibles	1,515	1,536	104	105	106

Tangible assets	$19,742	$18,632	$13,451	$10,582	$10,827

Tangible equity ratio	18.2%	19.5%	32.3%	11.7%	10.9%

Common shares outstanding	335.6	334.9	288.2	298.6	297.4

Tangible book value per share	$10.68	$10.86	$15.07	$4.13	$3.98

Economic Environment

People’s United Financial’s results are subject to fluctuations based on economic conditions. Economic activity in the United States improved in the latter half of 2009, after slowing significantly throughout 2008 and more dramatically in the second half of that year. Real gross domestic product increased at an annual rate of 5.9% in the fourth quarter of 2009, after increasing 2.2% in the third quarter. The national unemployment rate was 10.0% as of December 31, 2009, up from 7.4% at the end of 2008.

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which did not change throughout 2009.

The New England region is People’s United Financial’s primary market area, with Connecticut and Vermont having the largest concentration of People’s United Financial’s loans, deposits and branches. Connecticut is one of the most attractive markets in the United States with a total population of approximately 3.5 million and a median household income of $70,949 as of June 30, 2009, ranking second in the United States and well above the U.S. median income of $54,719, according to estimates from SNL Securities. Fairfield County, where People’s United Financial is headquartered, is the wealthiest county in Connecticut, with a June 30, 2009 median household income of $87,897 according to estimates from SNL Securities. The state’s unemployment rate increased to 8.9% as of December 31, 2009 compared to 6.6% at the end of 2008, but still below the national rate. The Connecticut economy experienced a moderate decline in jobs in 2009, with total employment decreasing by 59,000 jobs, or approximately 3.5% from December 31, 2008 to December 31, 2009 compared to a decrease of 29,300 jobs, or approximately 1.7% from December 31, 2007 to December 31, 2008. The median household income in Vermont was $54,205 as of June 30, 2009, comparable to the national level, and the state’s unemployment rate was 6.9% at December 31, 2009, up from 5.9% at the end of 2008 but still below the national rate.

The overall outlook for the New England economy in 2010 is consistent with the rest of the United States, with the expectation that the region may experience further increases in unemployment as long as the recessionary environment continues into 2010.

Financial Overview

Comparison of Financial Condition at December 31, 2009 and December 31, 2008. Total assets at December 31, 2009 were $21.3 billion, an increase of $1.1 billion from December 31, 2008, reflecting an increase of $2.4 billion in short-term investments and securities resale agreements (largely attributable to an increase in total deposits as noted below), partially offset by decreases of $1.0 billion in securities and $332 million in total loans.

The decrease in total loans from December 31, 2008 to December 31, 2009 reflects increases of $432 million in commercial real estate loans and $18 million in consumer loans, which were more than offset by decreases of $598 million in residential mortgage loans and $184 million in commercial loans. The decrease in residential mortgage loans reflects People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Residential mortgage loans at December 31, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $71.3 million and $31.7 million, respectively, which approximate fair value. The increase in loans held for sale from December 31, 2008 reflects a higher backlog associated with an increase in residential mortgage refinancing activity as a result of the historically low interest rate environment.

Non-performing assets totaled $205.6 million at December 31, 2009, a $111.9 million increase from December 31, 2008, primarily reflecting increases of $42.6 million in non-performing commercial real estate loans, $28.5 million in non-performing residential mortgage loans, $14.8 million in non-performing PCLC loans and $27.4 million in real estate owned (“REO”) and repossessed assets. The allowance for loan losses totaled $172.5 million at December 31, 2009 compared to $157.5 million at December 31, 2008. At December 31, 2009, the allowance for loan losses as a percent of total loans was 1.21% and as a percent of non-performing loans was 102.2%, compared to 1.08% and 186.8%, respectively, at December 31, 2008.

At December 31, 2009, liabilities totaled $16.2 billion, a $1.2 billion increase from December 31, 2008, reflecting a $1.2 billion increase in total deposits.

People’s United Financial’s total stockholders’ equity was $5.1 billion at December 31, 2009, a $73 million decrease from December 31, 2008. The decrease primarily reflects dividends paid of $203.6 million, partially offset by net income of $101.2 million. As a percentage of total assets, stockholders’ equity was 24.0% at December 31, 2009 compared to 25.7% at December 31, 2008. Tangible stockholders’ equity as a percentage of tangible assets was 18.2% at December 31, 2009 compared to 19.5% at December 31, 2008.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.0%, 13.1% and 14.1%, respectively, at December 31, 2009, compared to 10.0%, 12.2% and 13.4%, respectively, at December 31, 2008 (see Regulatory Capital Requirements).

Comparison of Results of Operations for the Years Ended December 31, 2009 and December 31, 2008. People’s United Financial reported net income of $101.2 million, or $0.30 per diluted share, for the year ended December 31, 2009, compared to $137.8 million, or $0.41 per diluted share, for the year-ago period. Included in the 2008 results are merger-related expenses of $41.0 million, other one-time charges totaling $14.8 million and a $6.9 million gain related to the Visa, Inc. initial public offering (“IPO”). The net impact of these items reduced 2008 net income by $33.2 million, or $0.10 per diluted share.

In 2009, People’s United Financial’s return on average tangible assets was 0.53% and return on average tangible stockholders’ equity was 2.8%, compared to 0.73% and 3.7%, respectively, in 2008.

Net interest income decreased $59.6 million from 2008 while the net interest margin declined 43 basis points to 3.19%. The lower net interest margin reflects the interest rate cuts initiated by the Federal Reserve Board throughout 2008, and the company’s asset sensitive balance sheet, including its significant excess capital position, which continues to be temporarily invested in low-yielding short-term investments and securities resale agreements.

Average earning assets increased $535 million compared to 2008, reflecting increases of $551 million in average short-term investments and securities resale agreements, and $59 million in average loans, partially offset by a decrease of $75 million in average securities. Average funding liabilities increased $431 million compared to 2008, reflecting a $422 million increase in average total deposits.

Compared to 2008, total non-interest income increased $5.5 million and total non-interest expense decreased $24.4 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 73.5% in 2009 compared to 66.6% in 2008.

The provision for loan losses in 2009 was $57.0 million compared to $26.2 million in 2008. The provision for loan losses in 2009 reflected net loan charge-offs of $42.0 million and a $15.0 million increase in the allowance for loan losses. The provision for loan losses in 2008 reflected net loan charge-offs of $14.9 million and an $11.3 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans were 0.29% in 2009 compared to 0.10% in 2008.

People’s United Financial completed its acquisition of Chittenden on January 1, 2008. The acquisition was accounted for using the purchase method of accounting. Accordingly, financial data for periods prior to the acquisition date do not include the results of Chittenden and therefore, are not directly comparable to subsequent periods.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007. Total assets at December 31, 2008 were $20.2 billion, a $6.6 billion increase from December 31, 2007, reflecting increases of $5.6 billion in total loans and $1.4 billion in goodwill and other acquisition-related intangibles (resulting from the Chittenden acquisition).

The increase in total loans from December 31, 2007 to December 31, 2008 is primarily due to $5.7 billion in loans acquired in the Chittenden acquisition, and, reflects increases of $3.1 billion in commercial real estate loans ($285 million of organic growth), $1.6 billion in commercial loans ($348 million of organic growth) and $1.0 billion in consumer loans ($153 million of organic growth). Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $813 million since December 31, 2007, reflecting People’s United Financial’s decision in the fourth quarter of 2006 to begin selling essentially all of its newly-originated residential mortgage loans.

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

People’s United Financial’s total stockholders’ equity was $5.2 billion at December 31, 2008, a $729 million increase from December 31, 2007. The increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value of approximately $770 million (net of issuance costs) in connection with the Chittenden acquisition and net income of $137.8 million, partially offset by dividends paid of $194.4 million and a $56.8 million increase in Accumulated Other Comprehensive Loss since December 31, 2007. As a percentage of total assets, stockholders’ equity was 25.7% at December 31, 2008 compared to 32.8% at December 31, 2007. Tangible stockholders’ equity as a percentage of tangible assets was 19.5% at December 31, 2008 compared to 32.3% at December 31, 2007.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.0%, 12.2% and 13.4%, respectively, at December 31, 2008, compared to 24.1%, 32.3% and 33.4%, respectively, at December 31, 2007. The decrease in these ratios from December 31, 2007 primarily reflects (i) the reduction in People’s United Bank’s regulatory capital due to $1.8 billion in dividends that People’s United Bank paid to its parent, People’s United Financial, in 2008 and (ii) increases in People’s United Bank’s adjusted total assets and total risk-weighted assets, both as a result of the Chittenden acquisition (see Regulatory Capital Requirements).

Comparison of Results of Operations for the Years Ended December 31, 2008 and December 31, 2007. People’s United Financial reported net income of $137.8 million, or $0.41 per diluted share, for the year ended December 31, 2008, compared to $150.7 million, or $0.52 per diluted share, for the year-ago period. Included in the 2008 results are merger-related expenses of $41.0 million, other one-time charges totaling $14.8 million and a $6.9 million gain related to the Visa, Inc. initial public offering (“IPO”). The net impact of these items reduced 2008 net income by $33.2 million, or $0.10 per diluted share. Results for 2007 included the $60.0 million contribution to The People’s United Community Foundation, which had the effect of reducing net income in 2007 by $39.6 million, or $0.13 per diluted share. Excluding the effect of these items from the respective year’s results, earnings would have been $171.0 million, or $0.51 per diluted share, in 2008, compared to $190.3 million, or $0.65 per diluted share, in 2007.

In 2008, People’s United Financial’s return on average tangible assets was 0.73% and return on average tangible stockholders’ equity was 3.7%, compared to 1.19% and 4.3%, respectively, in 2007.

Net interest income increased $149.8 million from 2007 while the net interest margin declined 50 basis points to 3.62%. The lower net interest margin reflects the interest rate cuts initiated by the Federal Reserve Board in 2008 and 2007, and the company’s asset sensitive balance sheet, including its significant excess capital position, which for most of 2008 was temporarily invested in low-yielding short-term investments and securities resale agreements.

Average earning assets increased $5.9 billion, compared to 2007, reflecting increases of $5.3 billion in average loans and $1.0 billion in average securities, partially offset by a decrease of $0.4 billion in average short-term investments. Average funding liabilities increased $5.8 billion compared to 2007, primarily reflecting a $5.5 billion increase in average deposits.

Compared to 2007, total non-interest income increased $118 million and total non-interest expense increased $270 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 66.6% in 2008 compared to 56.1% in 2007.

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

Business Segment Results

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses, Commercial Banking, Retail Banking and Small Business, and Wealth Management. In addition, the Treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments and securities resale agreements, wholesale borrowings, and the funding center.

Business Segment Performance Summary
	Net Income
Years ended December 31 (in millions)	2009	2008	2007
Commercial Banking	$76.9	$94.9	$45.2
Retail Banking and Small Business	79.3	98.1	55.4
Wealth Management	(2.0)	5.4	4.2

Total segments	154.2	198.4	104.8
Treasury	(68.9)	(63.6)	(8.6)
Other	15.9	3.0	54.5

Total Consolidated	$101.2	$137.8	$150.7

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

People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets and total average liabilities are reported for each business segment due to management’s reliance, in part, on such average balances for purposes of assessing business segment performance. Prior year business segments results have been restated to conform to the current presentation, including reclassifications of (i) merchant services from the Commercial Banking segment to the Retail Banking and Small Business segment (effective in the fourth quarter of 2009) and (ii) corporate trust from the Commercial Banking segment to the Wealth Management segment (effective in the second quarter of 2009). For a more detailed description of the estimates and allocations used to measure business segment performance, see Note 23 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking and municipal banking.

Years ended December 31 (in millions)	2009	2008	2007
Net interest income	$248.0	$266.5	$115.9
Provision for loan losses	22.0	18.7	10.3
Total non-interest income	41.4	41.7	25.9
Total non-interest expense	153.9	145.9	61.9

Income before income tax expense	113.5	143.6	69.6
Income tax expense	36.6	48.7	24.4

Income from continuing operations	$76.9	$94.9	$45.2

Total average assets	$9,846.0	$9,310.4	$4,151.0
Total average liabilities	2,423.2	2,397.3	757.3

Commercial Banking income from continuing operations decreased $18.0 million in 2009 compared to 2008, reflecting a decrease in net interest income and increases in the provision for loan losses and non-interest expense. The $18.5 million decrease in net interest income in 2009 reflects the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, partially offset by an increase in average earning assets. Total non-interest income in 2009 includes $16.9 million of bank service charges, and reflects an increase in rental income resulting from the higher level of equipment leased to PCLC customers and a decrease in commercial loan fees. The $8.0 million increase in total non-interest expense compared to 2008 reflects increased amortization expense on leased equipment, as well as higher direct and allocated support costs due to continued loan growth in Commercial Banking.

The increase in total average assets in 2009 compared to 2008 primarily reflects increases of $388 million in commercial real estate loans and $185 million in PCLC loans, partially offset by an $80 million decrease in commercial loans.

Commercial Banking income from continuing operations increased $49.7 million in 2008 compared to 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income in 2008 primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition. Total non-interest income in 2008 includes $16.1 million of bank service charges, and reflects a $2.8 million increase in rental income resulting from the higher level of equipment leased to PCLC customers. The increase in total non-interest expense compared to 2007 reflects a $65.3 million increase in direct and allocated support costs primarily due to the Chittenden acquisition, as well as $8.9 million in amortization expense, reflecting additional amortization of the intangible assets resulting from the Chittenden acquisition.

The increases in total average assets and total average liabilities in 2008 compared to 2007 are primarily due to the Chittenden acquisition. The total average commercial banking loan portfolio increased $4.6 billion in 2008, reflecting increases of $3.0 billion in commercial real estate loans (including organic growth of $209 million), $1.5 billion in commercial loans (including organic growth of $100 million) and $0.1 billion in PCLC loans.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity), small business lending and merchant services.

Years ended December 31 (in millions)	2009	2008	2007
Net interest income	$375.1	$397.8	$264.4
Provision for loan losses	4.8	5.5	3.6
Total non-interest income	160.0	155.0	85.9
Total non-interest expense	413.1	398.9	261.5

Income before income tax expense	117.2	148.4	85.2
Income tax expense	37.9	50.3	29.8

Income from continuing operations	$79.3	$98.1	$55.4

Total average assets	$5,874.0	$6,467.0	$4,978.7
Total average liabilities	12,557.1	12,123.3	8,219.3

Retail Banking and Small Business income from continuing operations decreased $18.8 million in 2009 compared to 2008, primarily reflecting a decrease in net interest income and an increase in non-interest expense. The $22.7 million decrease in net interest income primarily reflects narrower spreads on deposit products resulting from the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, and lower residential mortgage interest income, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. Total non-interest income in 2009 includes $110.9 million of bank service charges, $24.9 million of merchant services income and $13.9 million of net gains on sales of residential mortgage loans. The increase in total non-interest expense compared to 2008 primarily reflects an increase in direct expenses.

In 2009, total average assets decreased $593 million compared to 2008, reflecting a $640 million decrease in residential mortgage loans, and total average liabilities increased $434 million reflecting a $422 million increase in average deposits.

Retail Banking and Small Business income from continuing operations increased $42.7 million in 2008 compared to 2007, primarily as a result of the Chittenden acquisition. The increase in net interest income in 2008 primarily reflects the increase in earning assets and liabilities resulting from the Chittenden acquisition, partially offset by the decline in the net spread income on deposits. Total non-interest income in 2008 includes $102.4 million of bank service charges, $27.6 million of merchant services income, $6.5 million of net gains on sales of residential mortgage loans and a $2.6 million gain on sale of mortgage servicing rights. The increase in total non-interest expense compared to 2007 reflects an increase of $80.2 million in direct and allocated support costs primarily due to the Chittenden acquisition, as well as $23.9 million of merchant services expense, and $8.2 million in amortization expense, reflecting additional amortization of the intangible assets resulting from the Chittenden acquisition.

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

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, other insurance services provided through R.C. Knox and Chittenden Insurance Group, and private banking.

Years ended December 31 (in millions)	2009	2008	2007
Net interest income (loss)	$3.9	$4.4	$(0.9)
Provision for loan losses	0.1	0.1	—
Total non-interest income	77.2	89.9	56.3
Total non-interest expense	84.1	86.1	49.1

(Loss) income before income tax expense	(3.1)	8.1	6.3
Income tax (benefit) expense	(1.1)	2.7	2.1

(Loss) income from continuing operations	$(2.0)	$5.4	$4.2

Total average assets	$333.1	$298.7	$79.7
Total average liabilities	158.2	138.8	55.7

Wealth Management’s net loss in 2009 compared to net income in 2008 reflects decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The decrease in non-interest income in 2009 reflects decreases in investment management fees and brokerage commissions, primarily reflecting the uncertainty in the equity markets and broader economic weakness experienced throughout 2009, and a decline in insurance revenue, reflecting the continued soft insurance market resulting from the contracting economy. The decrease in non-interest expense primarily reflects a decrease in allocated support costs, partially offset by certain nonrecurring costs in 2009.

Assets managed and administered, which are not reported as assets of People’s United Financial, totaled $16.1 billion at December 31, 2009 compared to $16.2 billion at December 31, 2008.

Wealth Management income from continuing operations increased $1.2 million compared to 2007. The increase in net interest income in 2008 is primarily due to the private banking business acquired in connection with the Chittenden acquisition. Total non-interest income in 2008 includes $33.5 million of insurance revenue and $33.3 million of investment management fees. The increase in total non-interest expense compared to 2007 reflects increases of $26.8 million in direct and allocated support costs primarily due to the Chittenden acquisition, and $4.2 million in amortization expense, reflecting additional amortization of the intangible assets resulting from the Chittenden acquisition. The increases in total average assets and total average liabilities compared to 2007 are primarily due to the Chittenden acquisition.

Treasury encompasses the securities portfolio, short-term investments and securities resale agreements, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes. The income or loss for the funding center represents the interest rate risk component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each business segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the treasury group.

Years ended December 31 (in millions)	2009	2008	2007
Net interest loss	$(127.0)	$(111.8)	$(29.8)
Total non-interest income	28.0	10.4	10.6
Total non-interest expense	7.3	(0.7)	(0.3)

Loss before income tax benefit	(106.3)	(100.7)	(18.9)
Income tax benefit	(37.4)	(37.1)	(10.3)

Loss from continuing operations	$(68.9)	$(63.6)	$(8.6)

Total average assets	$3,957.6	$3,303.0	$2,890.6
Total average liabilities	90.7	181.6	74.4

The increase in Treasury’s loss from continuing operations in 2009 compared to 2008 reflects increases in the net interest loss and non-interest expense, partially offset by an increase in non-interest income. The increase in net interest loss reflects a $27.4 million increase in the funding center’s net spread loss, primarily due to the 400 basis point decline in the targeted federal funds rate during 2008 and the asset sensitive position of People’s United Financial’s balance sheet. The increase in non-interest income reflects revenues relating to derivative transactions entered into with commercial customers, in addition to net security gains of $16.6 million in 2009 (primarily resulting from the sale of residential mortgage-backed securities with an amortized cost of $1.03 billion) compared to net security gains of $1.3 million in 2008. The increase in non-interest expense in 2009 reflects costs related to derivative transactions entered into with commercial customers.

Treasury’s loss from continuing operations in 2008 compared to 2007 reflects an $89.0 million increase in net interest loss. The increase in net interest loss in 2008 primarily reflects a $127.1 million increase in the funding center’s net spread loss, which is due to the acquisition of Chittenden, the 400 basis points decline in the targeted federal funds rate from December 2007 to December 2008, and the asset sensitive position of People’s United Financial’s balance sheet.

Total average assets increased $655 million in 2009 compared to 2008. Average short-term investments and securities resale agreements increased $551 million, and average securities decreased $75 million.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including a $5.6 million gain related to the sale of the company’s remaining holdings of Visa Class B shares (included in total non-interest income for the year ended December 31, 2009), $4.5 million of system conversion and merger-related expenses as well as $4.4 million of benefit-related and other charges (both included in total non-interest expense for the year ended December 31, 2009), $6.9 million of gains related to the Visa IPO and a $1.4 million gain on sale of two branches (both included in total non-interest income for the year ended December 31, 2008), $51.3 million of merger-related expenses and other one-time charges, and a $0.8 million loss on sale of certain non-branch properties (both included in total non-interest expense for the year ended December 31, 2008), $5.4 million of security gains related to the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in non-interest income for the year ended December 31, 2007) and the $60.0 million contribution to The People’s United Community Foundation (included in non-interest expense for the year December 31, 2007); income from discontinued operations; and certain income tax benefits. Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

Years ended December 31 (in millions)	2009	2008	2007
Net interest income	$76.8	$79.5	$137.0
Provision for loan losses	30.1	1.9	(5.9)
Total non-interest income	2.5	6.6	6.7
Total non-interest expense	26.2	78.8	67.1

Income before income tax expense	23.0	5.4	82.5
Income tax expense	7.1	2.4	29.5

Income from continuing operations	15.9	3.0	53.0
Income from discontinued operations, net of tax	—	—	1.5

Net income	$15.9	$3.0	$54.5

Total average assets	$746.8	$993.9	$651.3
Total average liabilities	386.9	319.4	67.6

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

Net Interest Income—FTE

Years ended December 31 (dollars in millions)

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which did not change throughout 2009. Given the asset sensitive position of People’s United Financial’s balance sheet, including the temporary investment of a portion of the company’s significant excess capital position in low-yielding short-term investments, and the increase in average deposits, there was margin compression in the net interest margin in 2008 and 2009.

2009 Compared to 2008

The net interest margin declined 43 basis points to 3.19% compared to 2008. The lower net interest margin continues to reflect the dramatic actions taken by the Federal Reserve Board and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments and securities resale agreements. Net interest income (FTE basis) decreased $60.1 million, reflecting a $150.9 million decrease in total interest and dividend income, partially offset by a $90.8 million decrease in total interest expense.

Average earning assets totaled $18.2 billion in 2009, a $535 million increase from 2008, reflecting increases in average short-term investments and securities resale agreements of $551 million and average loans of $59 million, partially offset by a decrease in average securities of $75 million. Average loans, average securities, and average short-term investments and securities resale agreements comprised 79%, 5% and 16%, respectively, of average earning assets in 2009 compared to 82%, 6% and 12%, respectively, in 2008. In 2009, the yield earned on the total loan portfolio was 5.05% and the yield earned on securities, short-term investments and securities resale agreements was 1.06%, compared to 5.80% and 2.61%, respectively, in 2008. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 44% of the loan portfolio has floating interest rates at December 31, 2009 compared to approximately 42% at the end of 2008.

The total average commercial banking loan portfolio increased $493 million, reflecting increases of $388 million in average commercial real estate loans and $185 million in average equipment financing loans, partially offset by an $80 million decrease in average commercial loans. Excluding shared national credits, which People’s United Financial is in the process of unwinding in an orderly manner over the next two to three years, average commercial banking loans would have increased $577 million in 2009 compared to 2008. At December 31, 2009, the shared national credits loan portfolio totaled $567 million (4.0% of total loans) compared to $684 million (4.7% of total loans) at December 31, 2008.

Average residential mortgage loans decreased $640 million compared to 2008, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans increased $206 million, including a $202 million increase in average home equity loans.

Average funding liabilities totaled $15.2 billion in 2009, a $431 million increase compared to 2008, primarily reflecting a $422 million increase in average deposits. Average non-interest-bearing deposits and average savings and money market deposits increased $73 million and $507 million, respectively, and average time deposits decreased $158 million. The decline in average time deposits is a result of the historically low interest rate environment and People’s United Financial’s conscious decision to maintain disciplined pricing on such products, the combined effect of which is discussed further below. Average deposits comprised 98% of average funding liabilities in both 2009 and 2008.

The 65 basis point decrease to 1.25% from 1.90% in the rate paid on average funding liabilities in 2009 compared to 2008 primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average deposits decreased 65 basis points in 2009, reflecting decreases of 106 basis points in time deposits and 55 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 45% and 33%, respectively, of average total deposits in 2009 compared to 43% and 35%, respectively, in 2008.

2008 Compared to 2007

The net interest margin declined 50 basis points to 3.62% compared to 2007. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board during 2007 and 2008 and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments and securities resale agreements. Net interest income increased $153.7 million, reflecting a $214.1 million increase in total interest and dividend income, partially offset by a $60.4 million increase in total interest expense.

Average earning assets totaled $17.7 billion in 2008, a $5.9 billion increase from 2007. Average loans increased $5.3 billion and average securities increased $1.0 billion, primarily as a result of the Chittenden acquisition, while average short-term investments and securities resale agreements decreased $0.4 billion. As a result, average loans, average securities, and average short-term investments and securities resale agreements comprised 82%, 6% and 12%, respectively, of average earning assets in 2008 compared to 77%, 1% and 22%, respectively, in 2007. The yield earned on the total loan portfolio was 5.80% and the yield earned on securities, short-term investments and securities resale agreements was 2.61%, compared to 6.27% and 5.07%, respectively, in 2007. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 42% of the loan portfolio had floating interest rates at December 31, 2008 compared to approximately 31% at the end of 2007.

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2009, 2008 and 2007. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2009			2008			2007
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,386.5	$6.5	0.27%	$1,946.7	$46.9	2.41%	$1,709.4	$86.7	5.07%
Securities purchase under agreements to resell	421.1	0.8	0.19	310.2	7.5	2.43	959.1	48.3	5.03
Securities (1)	934.2	32.4	3.47	1,009.1	30.8	3.05	69.2	3.9	5.62
Loans:
Commercial real estate	5,208.5	287.8	5.52	4,820.8	302.1	6.27	1,807.3	127.7	7.07
Commercial	4,116.7	202.3	4.91	4,011.1	233.0	5.81	2,441.5	167.6	6.86
Residential mortgage	2,880.1	145.0	5.04	3,519.9	189.9	5.40	3,550.3	183.9	5.18
Consumer	2,264.4	95.4	4.21	2,058.4	110.9	5.39	1,268.9	88.9	7.01

Total loans	14,469.7	730.5	5.05	14,410.2	835.9	5.80	9,068.0	568.1	6.27

Total earning assets	18,211.5	$770.2	4.23%	17,676.2	$921.1	5.21%	11,805.7	$707.0	5.99%

Other assets	2,546.0			2,696.8			945.6

Total assets	$20,757.5			$20,373.0			$12,751.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing deposits	$3,210.8	$—	—%	$3,137.9	$—	—%	$2,111.4	$—	—%
Savings, interest-bearing checking and money market	6,710.6	48.2	0.72	6,203.9	78.5	1.27	3,186.3	47.5	1.49
Time	4,966.9	125.2	2.52	5,125.0	183.6	3.58	3,639.0	166.1	4.56

Total deposits	14,888.3	173.4	1.16	14,466.8	262.1	1.81	8,936.7	213.6	2.39

Borrowings:
Repurchase agreements	151.2	0.7	0.46	123.0	2.1	1.72	—	—	—
FHLB advances	14.8	0.8	5.28	16.2	0.8	5.16	0.1	—	5.04
Federal funds purchased/other	2.1	—	1.92	19.1	0.6	3.01	3.3	0.2	5.23

Total borrowings	168.1	1.5	0.90	158.3	3.5	2.23	3.4	0.2	5.23

Subordinated notes	181.2	15.1	8.35	181.4	15.2	8.34	65.3	6.6	10.15

Total funding liabilities	15,237.6	$190.0	1.25%	14,806.5	$280.8	1.90%	9,005.4	$220.4	2.45%

Other liabilities	378.5			353.9			168.9

Total liabilities	15,616.1			15,160.4			9,174.3
Stockholders’ equity	5,141.4			5,212.6			3,577.0

Total liabilities and stockholders’ equity	$20,757.5			$20,373.0			$12,751.3

Net interest income/spread(2)		$580.2	2.98%		$640.3	3.31%		$486.6	3.54%

Net interest margin			3.19%			3.62%			4.12%

(1)	Average balances and yields for securities available for sale are based on amortized cost.
(2)	FTE adjustment was $3.4 million and $3.9 million for the years ended December 31, 2009 and 2008, respectively (none in 2007).

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

	2009 Compared to 2008 Increase (Decrease)			2008 Compared to 2007 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$8.7	$(49.1)	$(40.4)	$10.7	$(50.5)	$(39.8)
Securities purchased under agreements to resell	2.0	(8.7)	(6.7)	(23.1)	(17.7)	(40.8)
Securities	(2.4)	4.0	1.6	29.5	(2.6)	26.9
Loans:
Commercial real estate	23.1	(37.4)	(14.3)	190.4	(16.0)	174.4
Commercial	6.0	(36.7)	(30.7)	94.4	(29.0)	65.4
Residential mortgage	(32.8)	(12.1)	(44.9)	(1.6)	7.6	6.0
Consumer	10.3	(25.8)	(15.5)	46.0	(24.0)	22.0

Total loans	6.6	(112.0)	(105.4)	329.2	(61.4)	267.8

Total change in interest and dividend income	14.9	(165.8)	(150.9)	346.3	(132.2)	214.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	6.0	(36.3)	(30.3)	39.1	(8.1)	31.0
Time	(5.5)	(52.9)	(58.4)	58.3	(40.8)	17.5

Total deposits	0.5	(89.2)	(88.7)	97.4	(48.9)	48.5

Borrowings:
Repurchase agreements	0.4	(1.8)	(1.4)	2.1	—	2.1
FHLB advances	(0.1)	0.1	—	0.8	—	0.8
Federal funds purchased/other	(0.4)	(0.2)	(0.6)	0.5	(0.1)	0.4

Total borrowings	(0.1)	(1.9)	(2.0)	3.4	(0.1)	3.3

Subordinated notes	(0.1)	—	(0.1)	9.9	(1.3)	8.6

Total change in interest expense	0.3	(91.1)	(90.8)	110.7	(50.3)	60.4

Change in net interest income	$14.6	$(74.7)	$(60.1)	$235.6	$(81.9)	$153.7

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2009.

As of December 31, 2009 (dollars in millions)	Actual Balance	Yield/ Rate
Earning assets:
Short-term investments	$3,092.0	0.26%
Securities purchased under agreements to resell	400.0	0.15
Securities	901.8	2.99
Loans	14,233.8	5.07

Total earning assets	$18,627.6	4.07%

Funding liabilities:
Non-interest-bearing deposits	$3,509.0	—%
Savings, interest-bearing checking and money market deposits	7,327.9	0.65
Time deposits	4,608.7	1.72
Borrowings	158.9	0.74
Subordinated notes	181.8	7.27

Total funding liabilities	$15,786.3	0.90%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2009	2008	2007	2009/2008	2008/2007
Investment management fees	$32.4	$36.8	$12.0	(12.0)%	206.7%
Insurance revenue	30.0	33.3	26.8	(9.9)	24.3
Brokerage commissions	12.2	16.0	13.6	(23.8)	17.6

Total wealth management income	74.6	86.1	52.4	(13.4)	64.3

Net security gains (losses):
Equity securities	5.5	6.9	5.4	(20.3)	27.8
Debt securities	16.6	1.3	—	n/m	n/m
Trading account securities	(0.1)	0.1	0.1	n/m	—

Total net security gains	22.0	8.3	5.5	165.1	50.9

Bank service charges	128.8	127.7	93.1	0.9	37.2
Merchant services income	24.9	27.6	—	(9.8)	n/m
Net gains on sales of residential mortgage loans	13.9	6.5	3.0	113.8	116.7
Bank-owned life insurance	8.4	8.3	10.5	1.2	(21.0)
Other non-interest income	36.5	39.1	20.9	(6.6)	87.1

Total non-interest income	$309.1	$303.6	$185.4	1.8%	63.8%

n/m – not meaningful

Total non-interest income increased $5.5 million in 2009 compared to 2008, reflecting increases in net security gains and net gains on sales of residential mortgages, partially offset by a decrease in total wealth management income.

The declines in investment management fees and brokerage commissions primarily reflect the uncertainty in the equity markets and broader economic weakness experienced throughout 2009. The decrease in insurance revenue primarily reflects the continued soft insurance market resulting from the contracting economy.

In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded security gains totaling $16.9 million. Proceeds from sales transactions occurring during 2009 were subsequently reinvested in residential mortgage-backed securities with substantially-equivalent maturities and yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk. Net security gains in 2009 also include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares that are described below.

In 2008, People’s United Financial recorded a gain of $5.6 million resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s IPO. People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. Securities gains in 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares. The foregoing Visa gains are included in equity securities gains in the above table. Securities gains in 2008 also include gains of $1.5 million resulting from the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates subsequent to January 1, 2008.

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The increase in net gains on sales of residential mortgage loans reflects the higher level of residential mortgage loan sales (a 97% increase in volume from 2008) due to an increase in refinancing activity given the historically low interest rate environment. BOLI income totaled $8.4 million ($12.8 million on a taxable-equivalent basis) in 2009, compared to $8.3 million ($12.8 million on a taxable-equivalent basis) in 2008.

Other non-interest income decreased $2.6 million compared to 2008, reflecting lower commercial loan fees and mortgage servicing income in 2009, partially offset by a $3.7 million increase in rental income resulting from a higher level of equipment leased to PCLC customers. In addition, other non-interest income in 2008 includes gains totaling $4.0 million recorded in connection with the sale of (i) mortgage servicing rights and (ii) two branches located in northern New England.

Total non-interest income increased $118.2 million in 2008 compared to 2007 primarily due to the effect of the Chittenden acquisition, including increases of $33.7 million in total wealth management income, $34.6 million in bank service charges and $27.6 million in merchant services income.

Net gains on sales of residential mortgage loans increased $3.5 million compared to 2007, reflecting an increase in residential mortgage originations and corresponding sales in 2008 primarily due to the Chittenden acquisition.

BOLI income totaled $8.3 million ($12.8 million on a taxable-equivalent basis), compared to $10.5 million ($16.2 million on a taxable-equivalent basis) in 2007. The $2.2 million decrease primarily reflects the lower interest rate environment in 2008, and death benefits received totaling $0.5 million in 2008 compared to $1.1 million in 2007.

The increase in other non-interest income compared to 2007 reflects the effect of the Chittenden acquisition, including $3.5 million in payroll services income and $1.6 million mortgage servicing income, as well as a $2.8 million increase in rental income resulting from the higher level of equipment leased to PCLC customers and higher commercial loan fees, and $4.0 million of gains described above.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2009	2008	2007	2009/2008	2008/2007
Compensation and benefits	$350.5	$344.6	$215.6	1.7%	59.8%
Occupancy and equipment	109.8	110.3	67.1	(0.5)	64.4
Professional and outside service fees	44.0	48.0	28.8	(8.3)	66.7
Merchant services expense	21.0	23.9	—	(12.1)	n/m
Other non-interest expense:
Advertising and promotion	14.1	15.2	12.1	(7.2)	25.6
Stationery, printing and postage	12.3	13.0	7.9	(5.4)	64.6
Amortization of other acquisition-related intangibles	20.6	21.3	1.0	(3.3)	n/m
Other	110.3	96.2	46.8	14.7	105.6

Total other non-interest expense	157.3	145.7	67.8	8.0	114.9

Total	682.6	672.5	379.3	1.5	77.3
Merger-related expenses	2.0	36.5	—	n/m	n/m
Contribution to The People’s United Community Foundation	—	—	60.0	n/m	n/m

Total non-interest expense	$684.6	$709.0	$439.3	(3.4)%	61.4%

Efficiency ratio	73.5%	66.6%	56.1%

n/m—not meaningful

Total non-interest expense in 2009 increased $10.1 million compared to 2008, excluding the effect of merger-related expenses recorded in both years. Merger-related expenses in 2008 consisted of asset impairment charges of $19.3 million (principally to write-off certain capitalized costs), costs relating to severance and branch closings of $10.5 million and other accrued liabilities of $6.7 million. Included in total non-interest expense in 2009 are $2.5 million of system conversion costs. Such costs are expected to total approximately $15 million in 2010.

Increases in the efficiency ratio in 2009 and 2008 reflect the decline in interest rates that negatively impacted net interest income (see Non-GAAP Financial Measures and Reconciliation to GAAP).

The increase in compensation and benefits compared to 2008 primarily reflects normal merit increases, higher benefits-related and stock-based compensation costs, partially offset by previously disclosed cost-savings initiatives. The fluctuation in payroll processing volume is the primary driver for the decline in merchant services expense. Other non-interest expense in 2009 increased $14.1 million compared to 2008, reflecting increases in regulatory assessment expense and amortization expense for leased equipment as well as $4.4 million of benefit-related and other one-time charges recorded in the first quarter of 2009.

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

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. As a result, included in other non-interest expense in 2009 is an FDIC special assessment charge of $8.4 million.

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. This rule, which did not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011. As such, regulatory assessment expense may continue to increase in 2010 and beyond.

Total non-interest expense in 2008 increased $293.2 million compared to 2007, excluding the effect of $36.5 million of merger-related expenses recorded in 2008 and the $60.0 million contribution to The People’s United Community Foundation in 2007, primarily due to the effect of the Chittenden acquisition.

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

Included in other non-interest expense in 2008 are: (i) one-time charges of $11.5 million, including benefit-related and other costs associated with the death of People’s United Financial’s former President; (ii) a charge of $2.0 million related to the vesting of outstanding stock options and restricted stock awards upon the dissolution of People’s United Financial’s Advisory Board; and (iii) a loss of $0.8 million on the sale of a portion of the company’s non-branch properties located in Bridgeport, Connecticut.

Discontinued Operations

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business in March 2004. Recoveries, net of collection costs, totaled $2.3 million for the year ended December 31, 2007. Recoveries occurring subsequent to the sale and through December 31, 2007 were included in income from discontinued operations in the Consolidated Statements of Income.

Effective January 1, 2008, income from discontinued operations is no longer disclosed separately in the Consolidated Statements of Income as the level of recoveries continues to decline due to the aging and diminishing pool of charged-off accounts.

Income Taxes

Income tax expense from continuing operations totaled $43.1 million, $67.0 million and $75.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income tax benefits of $2.0 million and $1.1 million are included in income tax expense from continuing operations for the years ended December 31, 2009 and 2008, respectively (none in 2007). The benefit in 2009 stems from a reduction in the combined state income tax rate following the charter consolidations of the former Chittenden banks while the benefit in 2008 relates to the recognition of a non-taxable BOLI death benefit and completion of a federal income tax audit.

Excluding these benefits from the respective years, People’s United Financial’s effective income tax rate from continuing operations would have been 31.3%, 33.3% and 33.6% for the years ended December 31, 2009, 2008 and 2007, respectively. People’s United Financial’s effective income tax rate is expected to increase slightly in 2010 due to a higher level of non-deductible expenses and an increase in state income tax liabilities associated with the company’s expanded geographic franchise.

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

In connection with the acquisition of Chittenden, People’s United Financial acquired $25 million of limited partnership investments to develop and operate affordable housing units for lower income tenants throughout New England. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). These credits totaled $4.2 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. See Note 13 to the Consolidated Financial Statements.

Securities

	2009		2008		2007
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account securities	$75.7	$75.7	$21.4	$21.4	$18.7	$18.7

Securities held to maturity:
Corporate	55.0	55.0	—	—	—	—
Other	0.3	0.3	0.9	0.9	0.6	0.6

Total securities held to maturity	55.3	55.3	0.9	0.9	0.6	0.6

FHLB stock	31.1	31.1	31.1	31.1	19.5	19.5

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	10.7	10.8	1,469.2	1,472.1	22.0	22.0
U.S. agency and GSE mortgage-backed securities:
GSE	729.9	728.1	42.0	42.0	—	—
GNMA	—	—	331.2	333.4	—	—
State and municipal	0.3	0.3	0.3	0.3	—	—

Total debt securities	740.9	739.2	1,842.7	1,847.8	22.0	22.0
Equity securities	0.5	0.5	0.5	0.5	0.5	0.7

Total securities available for sale	741.4	739.7	1,843.2	1,848.3	22.5	22.7
Net unrealized (loss) gain on securities available for sale	(1.7)	—	5.1	—	0.2	—

Total securities available for sale, at fair value	739.7	739.7	1,848.3	1,848.3	22.7	22.7

Total securities	$901.8	$901.8	$1,901.7	$1,901.7	$61.5	$61.5

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

In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded security gains totaling $16.9 million. Proceeds from sales occurring during 2009 were subsequently reinvested in residential mortgage-backed securities with substantially-equivalent maturities and yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk.

At December 31, 2009, People’s United Financial’s securities portfolio totaled $0.9 billion, or 4% of total assets, and had no wholesale borrowings, which represent positions well below industry averages.

At December 31, 2009, the book value exceeded the fair value of the securities available for sale portfolio by $1.7 million. At December 31, 2008, the fair value exceeded the book value of the securities available for sale portfolio by $5.1 million, while at December 31, 2007, the book value and the fair value of the securities available for sale portfolio were approximately equivalent. All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively small scale due to the size and duration of the portfolio.

The increase in debt securities available for sale in 2008 compared to 2007 reflects (i) management’s decision to invest in government-sponsored enterprise (“GSE”) debt securities with maturities ranging from 91 to 180 days as an alternative to overnight federal funds sold, and (ii) the purchase of U.S. agency (GNMA) and GSE mortgage-backed securities late in the fourth quarter of 2008 to provide the optimal balance of credit risk (none for GNMA securities), yield and duration.

The duration of the debt securities portfolio was approximately 4.0 years at December 31, 2009 compared to 0.4 years at December 31, 2008.

At December 31, 2009 and 2008, short-term investments included $12.0 million and $110.0 million, respectively, of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value.

Lending Activities

People’s United Financial conducts its lending activities through its Commercial Banking, Retail Banking and Small Business, and Wealth Management business segments. People’s United Financial’s lending activities consist of originating loans secured by residential and commercial properties, and extending secured and unsecured loans to consumer and commercial customers.

Total loans decreased $332 million in 2009 compared to 2008 after increasing $5.6 billion in 2008 compared to 2007. The increase in 2008 is primarily due to $5.7 billion in loans acquired in the Chittenden acquisition. The $598 million decrease in residential mortgage loans in 2009 compared to 2008 reflects People’s United Bank’s decision to sell essentially all of its newly-originated residential mortgage loans due to the low spreads on such loans in the current interest rate environment.

The following table summarizes the loan portfolio. Amounts represent gross loans before deducting the allowance for loan losses.

As of December 31 (in millions)	2009	2008	2007	2006	2005
Commercial real estate	$5,399.4	$4,967.3	$1,885.6	$1,786.7	$1,778.3
Commercial and industrial lending	2,805.7	2,999.5	1,618.9	1,493.8	1,394.5
Equipment financing	1,236.8	1,226.9	981.5	869.8	634.7

Total commercial banking	9,441.9	9,193.7	4,486.0	4,150.3	3,807.5

Residential mortgage:
Adjustable rate	2,244.5	2,857.2	3,123.8	3,805.6	3,410.8
Fixed rate	302.4	287.4	89.1	94.5	97.1

Total residential mortgage	2,546.9	3,144.6	3,212.9	3,900.1	3,507.9

Consumer	2,245.0	2,227.4	1,250.8	1,321.3	1,257.5

Total loans	$14,233.8	$14,565.7	$8,949.7	$9,371.7	$8,572.9

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2009.

As of December 31, 2009 (in millions)	Commercial Banking	Residential Mortgage and Consumer	Total
Amounts due:
One year or less	$1,559.8	$165.0	$1,724.8

After one year:
One to five years	3,428.3	662.4	4,090.7
Over five years	4,453.8	3,964.5	8,418.3

Total due after one year	7,882.1	4,626.9	12,509.0

Total	$9,441.9	$4,791.9	$14,233.8

The following table presents, as of December 31, 2009, loan amounts due after December 31, 2010, and whether these loans have fixed or adjustable interest rates.

(in millions)	Fixed	Adjustable	Total
Commercial banking	$4,507.3	$3,374.8	$7,882.1
Residential mortgage and consumer	758.0	3,868.9	4,626.9

Total loans due after one year	$5,265.3	$7,243.7	$12,509.0

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending, and equipment financing provided by PCLC. Shared national credits are included in the commercial real estate and commercial and industrial lending portfolios. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years.

Commercial Real Estate

As of December 31 (in millions)	2009	2008
Property Type:
Retail	$1,390.8	$1,204.5
Office buildings	1,307.4	1,047.4
Residential	756.3	766.4
Industrial/manufacturing	662.4	643.2
Hospitality and entertainment	523.2	544.3
Mixed/Special use	270.5	252.2
Land	161.4	172.6
Self storage	127.4	125.5
Health care	71.1	86.4
Other properties	128.9	124.8

Total commercial real estate	$5,399.4	$4,967.3

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any loan type, term, industry, or to any individual borrower. Included in commercial real estate loans are shared national credits totaling $270 million and $290 million at December 31, 2009 and 2008, respectively. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio was in the retail sector, which represented 26% and 24% of this loan portfolio at December 31, 2009 and 2008, respectively.

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

At December 31, 2009 and 2008, approximately 29% of People’s United Financial’s commercial real estate portfolio was secured by properties located in Connecticut. In addition, approximately 44% and 47% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2009 and 2008, respectively. No other state exposure was greater than 9%. Included in the commercial real estate portfolio are construction loans totaling $812 million and $902 million at December 31, 2009 and 2008, respectively.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, New England’s economy. In 2009, the commercial real estate portfolio (excluding shared national credits) increased $452 million compared to 2008, after increasing $3.1 billion in 2008 compared to 2007. The increase in the commercial real estate portfolio in 2008 reflects the Chittenden acquisition, as well as organic growth of $285 million, or 15%, in the commercial real estate loan portfolio. People’s United Financial continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy continues to slow in 2010.

Commercial Real Estate Diversification

As of December 31, 2009 (percent)

Commercial and Industrial Lending

As of December 31 (in millions)	2009	2008
Industry:
Finance, insurance and real estate	$609.7	$618.3
Service	595.0	571.4
Manufacturing	514.5	633.3
Wholesale distribution	244.4	289.5
Retail sales	192.7	195.0
Health services	181.7	169.3
Construction	128.2	130.2
Public administration	85.3	107.8
Transportation/utility	77.8	77.7
Arts/entertainment/recreation	67.3	65.3
Agriculture	31.0	33.6
Other	78.1	108.1

Total commercial and industrial lending	$2,805.7	$2,999.5

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

The commercial and industrial lending portfolio (excluding shared national credits) decreased $97 million compared to 2008 and increased $1.4 billion in 2008 compared to 2007. The increase in the commercial and industrial lending portfolio in 2008 reflects the Chittenden acquisition, as well as organic growth of $102 million, or 6%, in the commercial and industrial lending portfolio. Included in commercial lending are shared national credits totaling $297 million and $394 million at December 31, 2009 and 2008, respectively. At December 31, 2009, approximately 42% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 39% at December 31, 2008. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled approximately 37% at both December 31, 2009 and 2008. No other state exposure was greater than 6%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy continues to slow in 2010.

Commercial and Industrial Lending Diversification

As of December 31, 2009 (percent)

Commercial and Industrial Lending Portfolio

As of December 31 (dollars in millions)

Shared National Credits

At December 31, 2009, the shared national credits loan portfolio totaled $567 million compared to $684 million at December 31, 2008, and represented 6% and 7% of the total Commercial Banking loan portfolio at the respective dates. As discussed above, included in the shared national credits portfolio at December 31, 2009 and 2008 were commercial loans totaling $297 million and $394 million, respectively, and commercial real estate loans totaling $270 million and $290 million, respectively. In January 2008, People’s United Financial announced its decision to unwind its shared national credits portfolio in an orderly manner over the next two to three years.

At December 31, 2009, the shared national credits loan portfolio consisted only of loans purchased from other financial institutions. At December 31, 2009, approximately $45 million, or 8%, of this loan portfolio consisted of borrowers who are headquartered in Connecticut, while approximately $266 million, or 46%, consisted of borrowers located in New York, Washington and California. No other state exposure was greater than 8%.

PCLC

As of December 31 (in millions)	2009	2008
Industry:
Printing	$407.1	$415.4
Transportation/utility	355.8	339.5
General manufacturing	170.9	166.1
Retail sales	128.4	135.6
Packaging	88.0	87.3
Service	37.8	33.8
Health services	24.6	25.5
Wholesale distribution	24.2	23.7

Total PCLC	$1,236.8	$1,226.9

PCLC provides equipment financing for customers in 47 states, specializing in financing for the printing, transportation/utility, general manufacturing, retail sales and packaging industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of the overall portfolio. At December 31, 2009, approximately 33% of the portfolio consisted of loans to customers located in California, Texas and Florida. No other state exposure was greater than 5%.

The PCLC portfolio increased $10 million in 2009 compared to 2008, after increasing $245 million, or 25%, in 2008, and $112 million, or 13%, in 2007, reflecting management’s decision at that time to grow this portfolio. Operating on a national scale, PCLC represented 13% of the Commercial Banking loan portfolio at December 31, 2009 and 2008. While People’s United Financial continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the economy continues to slow in 2010.

PCLC Diversification

As of December 31, 2009 (percent)

PCLC Loan Portfolio

As of December 31 (dollars in millions)

The following table sets forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United Financial’s construction loans and commercial and industrial loans:

As of December 31, 2009 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Construction loans:
Residential mortgage	$50.2	$10.4	$4.8	$65.4
Commercial real estate	371.9	256.4	184.1	812.4
Commercial and industrial loans	859.3	1,010.0	936.4	2,805.7

Total	$1,281.4	$1,276.8	$1,125.3	$3,683.5

Interest rate sensitivity:
Predetermined rates	$404.3	$532.4	$226.3	$1,163.0
Variable rates	2,265.8	221.5	33.2	2,520.5

Total	$2,670.1	$753.9	$259.5	$3,683.5

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

People’s United Financial originates these loans through its network of branches and calling officers. Previously, People’s United Financial also originated loans in the wholesale market, which accounted for approximately 5% and 21% of its mortgage loan originations for 2008 and 2007, respectively. The decline in wholesale originations in 2008 reflects People’s United Financial’s decision in April 2008 to discontinue using the wholesale market as a source for originating residential mortgage loans.

At December 31, 2009 and 2008, approximately 96% of the residential mortgage loan portfolio was secured by properties located in New England. Included in residential mortgage loans are construction loans totaling $65 million and $97 million at December 31, 2009 and 2008, respectively.

In 2009, People’s United Financial’s residential mortgage originations totaled $1.3 billion, compared to $692 million in 2008 and $431 million in 2007. The $648 million increase in loan originations compared to 2008 is primarily due to the low interest rate environment in 2009. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable rate loans accounted for 13% of total residential mortgage originations in 2009, compared to 22% and 27% for 2008 and 2007, respectively.

At December 31, 2009, the residential mortgage loan portfolio included $1.0 billion of interest-only loans of which $113 million are stated income loans, compared to $1.4 billion and $135 million respectively, at December 31, 2008. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable rate mortgage).

Stated income loans, which People’s United Financial has not offered since mid 2007, represent a form of reduced documentation loan that requires a potential borrower to complete a standard mortgage application with full verification of the borrower’s asset information as contained in the loan application, but no verification of the provided income information. As with interest-only loans, underwriting guidelines for stated income loans require properties to be single-family and owner-occupied primary residences with lower loan-to-value ratios and higher credit scores. In addition, stated income loans require the receipt of an appraisal for the real estate used as collateral and a credit report on the prospective borrower.

People’s United Financial’s loan loss experience within the residential mortgage portfolio increased in 2009 and continues to be primarily attributable to a small number of loans.

In 2009, adjustable rate residential mortgage loans decreased $613 million compared to year-end 2008, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. Adjustable rate residential mortgage loans at December 31, 2008 decreased $267 million compared to year-end 2007, while fixed-rate mortgage loans increased $198 million. Excluding the effect of residential mortgage loans acquired in the Chittenden acquisition, residential mortgage loans would have decreased $813 million since December 31, 2007, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans.

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

Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. The continued performance of the residential mortgage loan portfolio in 2010 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2009 (percent)

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

Consumer Lending

As of December 31 (in millions)	2009	2008
Home equity credit lines	$1,740.2	$1,619.8
Second mortgages	246.1	325.7
Indirect auto	207.3	224.8
Other loans	51.4	57.1

Total consumer	$2,245.0	$2,227.4

The consumer loan portfolio increased $18 million in 2009, after increasing $1.0 billion in 2008, which reflected the Chittenden acquisition and organic growth of $153 million. At December 31, 2009 and 2008, approximately 99% of the consumer loan portfolio was to customers located in New England. The indirect auto portfolio was acquired in connection with the Chittenden acquisition.

Asset Quality

The past two years have been marked by significant volatility in the financial and capital markets initially brought about by the fallout associated with the subprime mortgage market. This disruption led to significant credit and liquidity concerns, which resulted in government intervention within the banking sector and a substantial decline in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market, a worsening recessionary economic environment and, in turn, weakness within the commercial sector.

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At December 31, 2009, the loan portfolio included $1.0 billion of interest-only residential mortgage loans, of which $113 million are stated income loans, compared to $1.4 billion and $135 million, respectively, at December 31, 2008. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable rate mortgage).

Stated income loans, which People’s United Financial has not offered since mid 2007, represent a form of reduced documentation loan that requires a potential borrower to complete a standard mortgage application with full verification of the borrower’s asset information as contained in the loan application, but no verification of the provided income information. As with interest-only loans, underwriting guidelines for stated income loans require properties to be single-family and owner-occupied primary residences with lower loan-to-value ratios and higher credit scores. In addition, stated income loans require the receipt of an appraisal for the real estate used as collateral and a credit report on the prospective borrower.

While People’s United Financial continues to adhere to prudent underwriting standards, the loan portfolio is geographically diverse and, therefore, is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease net interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

People’s United Financial actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given risk classification while collection operations focus on minimizing losses once an account becomes delinquent. People’s United Financial attempts to minimize losses associated with commercial banking loans by requiring borrowers to pledge adequate collateral and/or provide for third-party guarantees. Loss mitigation within the residential mortgage loan portfolio is highly dependent on the value of the underlying real estate. Accordingly, People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once they become 90 days past due. At December 31, 2009, non-performing residential mortgage loans totaling $5.5 million had current loan-to-value ratios of more than 100%.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. People’s United Financial did not change its practices with respect to determining the allowance for loan losses during 2009. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Certain loans whose terms have been modified are considered troubled debt restructures (“TDRs”). Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as: (i) a below market interest rate; (ii) extension of the loan’s original contractual term; (iii) capitalization of interest; or (iv) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.

Loans acquired in the Chittenden acquisition that exhibited evidence of deterioration in credit quality since origination, such that it was unlikely that all contractually required payments would be collected, were recorded upon acquisition at their estimated fair value, without an allocated allowance for loan losses. Upon acquisition on January 1, 2008, such loans had an outstanding contractual balance of $9.2 million, which has been reduced to $0.7 million at December 31, 2009. The amount of non-accretable discount applicable to these loans was not significant.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2009	2008	2007	2006	2005
Beginning allowance for loan losses	$157.5	$72.7	$74.0	$75.0	$72.5

Charge-offs:
Commercial real estate	(10.9)	(3.4)	—	—	(0.1)
Commercial	(9.8)	(5.6)	(7.0)	(5.2)	(0.9)
PCLC	(8.8)	(1.5)	(1.8)	(0.6)	(3.1)
Consumer	(6.4)	(3.7)	(2.7)	(3.4)	(4.9)
Residential mortgage	(5.4)	(1.5)	—	(0.1)	(0.1)
Indirect auto	(4.2)	(3.5)	—	—	—

Total charge-offs	(45.5)	(19.2)	(11.5)	(9.3)	(9.1)

Recoveries:
Commercial real estate	0.3	0.2	0.1	2.5	0.1
Commercial	1.0	1.3	0.3	0.4	0.4
PCLC	0.2	0.3	0.1	0.3	0.3
Consumer	0.9	0.9	1.1	1.6	2.0
Residential mortgage	0.2	0.4	0.6	0.1	0.2
Indirect auto	0.9	1.2	—	—	—

Total recoveries	3.5	4.3	2.2	4.9	3.0

Net loan charge-offs	(42.0)	(14.9)	(9.3)	(4.4)	(6.1)
Provision for loan losses	57.0	26.2	8.0	3.4	8.6
Allowance recorded in the Chittenden acquisition	—	73.5	—	—	—

Ending allowance for loan losses	$172.5	$157.5	$72.7	$74.0	$75.0

Allowance for loan losses as a percentage of:
Total loans	1.21%	1.08%	0.81%	0.79%	0.87%
Non-performing loans	102.2	186.8	357.8	327.9	352.5

The provision for loan losses in 2009 totaled $57.0 million, reflecting $42.0 million in net loan charge-offs and a $15.0 million increase in the allowance for loan losses. Commercial real estate loan charge-offs in 2009 include a $6.1 million partial charge-off of a non-performing shared national credit. The provision for loan losses in 2008 totaled $26.2 million, reflecting $14.9 million in net loan charge-offs and an $11.3 million increase in the allowance for loan losses, including a $4.5 million increase resulting from the alignment of the former Chittenden allowance for loan losses methodology with that of People’s United Financial. The increase in net loan charge-offs in 2008 compared to 2007 is entirely attributable to loans acquired in the Chittenden acquisition. The allowance for loan losses as a percentage of total loans was 1.21% at December 31, 2009 and 1.08% at December 31, 2008.

Net loan charge-offs as a percentage of average total loans equaled 0.29% in 2009 and 0.10% in both 2008 and 2007. The very low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans may not be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2009	2008	2007	2006	2005
Indirect auto	1.43%	1.08%	—%	—%	—%
PCLC	0.70	0.12	0.19	0.04	0.54
Commercial	0.31	0.15	0.44	0.34	0.04
Consumer	0.27	0.15	0.13	0.14	0.24
Commercial real estate	0.20	0.07	(0.01)	(0.14)	—
Residential mortgage	0.18	0.03	(0.02)	—	—

Total portfolio	0.29%	0.10%	0.10%	0.05%	0.07%

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	2009		2008		2007		2006		2005
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial real estate	$91.0	37.9%	$84.7	34.1%	$27.9	21.0%	$27.5	19.1%	$30.5	20.7%
Commercial	52.8	19.7	54.0	20.6	24.7	18.1	27.5	15.9	25.5	16.3
PCLC	21.8	8.7	12.7	8.4	18.3	11.0	16.0	9.3	13.0	7.4
Residential mortgage	4.0	17.9	2.8	21.6	0.7	35.9	1.0	41.6	3.0	40.9
Consumer	2.9	15.8	3.3	15.3	1.1	14.0	2.0	14.1	3.0	14.7

Total allowance for loan losses	$172.5	100.0%	$157.5	100.0%	$72.7	100.0%	$74.0	100.0%	$75.0	100.0%

The allocation of the allowance for loan losses at December 31, 2009 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. Management believes that the level of the allowance for loan losses at December 31, 2009 is adequate to cover probable losses.

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

The following table presents information on non-accrual loans, real estate owned and repossessed assets:

As of December 31 (dollars in millions)	2009	2008	2007	2006	2005
Non-accrual loans:
Commercial real estate	$72.4	$29.8	$3.7	$0.2	$5.8
Residential mortgage	52.7	24.2	8.9	6.7	6.7
PCLC	20.6	5.8	3.1	2.1	6.2
Commercial	17.4	21.1	1.3	11.9	1.3
Consumer	5.7	3.3	3.3	1.7	1.3
Indirect auto	—	0.1	—	—	—

Total non-accrual loans (1)	168.8	84.3	20.3	22.6	21.3
Real estate owned (“REO”) and repossessed assets, net	36.8	9.4	5.8	0.1	0.7

Total non-performing assets	$205.6	$93.7	$26.1	$22.7	$22.0

Non-performing loans as a percentage of total loans	1.19%	0.58%	0.23%	0.24%	0.25%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	1.44	0.64	0.29	0.24	0.26
Tangible stockholders’ equity and allowance for loan losses	5.47	2.47	0.59	1.74	1.75

(1) Reported net of government guarantees totaling $8.3 million and $6.5 million at December 31, 2009 and 2008, respectively (none for prior periods).

Total non-performing assets increased $111.9 million from December 31, 2008 and equaled 1.44% of total loans, REO and repossessed assets at December 31, 2009. The change in total non-performing assets from December 31, 2008 includes increases in non-performing commercial real estate loans of $42.6 million, non-performing residential mortgage loans of $28.5 million, non-performing PCLC loans of $14.8 million and REO and repossessed assets of $27.4 million. The increase in non-performing commercial real estate loans primarily reflects the classification of one shared national credit (totaling $16.3 million at December 31, 2009) as non-performing and the impact of continued economic weakness on the commercial real estate sector. The increase in non-performing residential mortgage loans is primarily a reflection of higher levels of unemployment across People’s United Financial’s franchise, while the increase in non-performing PCLC loans reflects broader economic weakness. REO and repossessed assets increased by $17.0 million and $10.4 million, respectively. The increase in REO primarily reflects the transfer of one shared national credit (totaling $9.8 million at December 31, 2009) to REO as well as additional commercial properties transferred in 2009. The increase in repossessed assets reflects the higher level of repossessed equipment at PCLC.

Total nonperforming assets at December 31, 2008 increased $67.6 million from December 31, 2007 and were 0.64% of total loans, real estate owned and repossessed assets. The increase in non-performing assets from December 31, 2007 primarily reflects additional non-performing assets attributable to the acquired Chittenden loan portfolio, and includes increases in non-performing commercial real estate loans of $26.1 million, non-performing commercial loans of $19.8 million and non-performing residential mortgage loans of $15.3 million.

Loans past due 90 days or more and still accruing interest totaled $11.8 million and $8.0 million at December 31, 2009 and 2008, respectively (none for prior periods).

The level of non-performing assets is expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase in 2010.

If interest payments on all loans classified as non-accrual at December 31, 2009, 2008 and 2007 had been made during the respective years in accordance with the loan agreements, interest income of $12.5 million, $8.6 million and $2.3 million would have been recognized on such loans for the years ended December 31, 2009, 2008 and 2007, respectively. Interest income actually recognized on non-accrual loans totaled $3.3 million, $2.4 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United Financial’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Capital and Market Risk Management.

Funding

At the current time, People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 97% of total assets at December 31, 2009. Borrowings also are an available source of funding. Based on People’s United Bank’s membership in the FHLB of Boston and the level of qualifying collateral available at December 31, 2009, People’s United Bank had up to $2.3 billion of borrowing capacity in the form of advances from the FHLB of Boston and Federal Reserve Bank of New York, and repurchase agreements. People’s United Bank also had unsecured borrowing capacity of $0.5 billion at December 31, 2009.

Deposits

	2009		2008		2007
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$3,509.0	—%	$3,173.4	—%	$2,166.1	—%
Savings, interest-bearing checking and money market	7,327.9	0.65	6,214.7	1.01	3,008.9	1.44

Total	10,836.9	0.44	9,388.1	0.67	5,175.0	0.84

Time deposits maturing:
Within 6 months	2,244.3	1.60	2,147.1	2.60	2,432.7	4.66
After 6 months but within 1 year	1,441.9	1.67	2,266.1	3.35	1,033.6	4.56
After 1 but within 2 years	757.1	1.90	325.2	2.99	158.4	3.74
After 2 but within 3 years	78.2	2.80	63.8	3.46	37.0	3.54
After 3 years	87.2	3.16	79.1	3.71	43.9	4.03

Total	4,608.7	1.72	4,881.3	3.00	3,705.6	4.57

Total deposits	$15,445.6	0.82%	$14,269.4	1.47%	$8,880.6	2.40%

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, small business and wealth management customers. People’s United Financial provides customers access to their deposits through nearly 300 branches, including 81 full-service Stop & Shop supermarket branches, over 400 ATMs, telephone banking and an Internet banking site.

Deposits equaled 73% and 71% of total assets at December 31, 2009 and 2008, respectively. The $1.2 billion increase in total deposits from December 31, 2008 reflects increases in savings, interest-bearing checking and money market deposits, and non-interest-bearing deposits of $1.2 billion and $0.3 billion, respectively, partially offset by a $0.3 billion decrease in time deposits. Deposits and stockholders’ equity constituted over 98% of People’s United Financial’s funding base at December 31, 2009 and 2008.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2009, People’s United Financial’s network of Stop & Shop branches held deposits totaling $2.3 billion and deposits in supermarket branches open for more than one year averaged $29 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 23% and 22% of deposits at December 31, 2009 and 2008, respectively.

Time deposits of $100,000 or more totaled $1.5 billion at December 31, 2009, of which $528 million mature within three months, $275 million mature after three months but within six months, $438 million mature after six months but within one year and $240 million mature after one year. Brokered certificates of deposit totaled $3.0 million and $17.1 million at December 31, 2009 and 2008, respectively.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United Financial’s time deposits by rate category:

As of December 31 (in millions)	2009
1.50% or less	$2,114.6
1.51% to 2.00%	1,384.0
2.01% to 2.50%	530.5
2.51% to 3.00%	298.7
3.01% to 3.50%	149.9
3.51% to 4.00%	94.8
4.01% and greater	36.2

Total	$4,608.7

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2009.

	Period to Maturity from December 31, 2009
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
1.50% or less	$696.6	$535.4	$645.6	$234.5	$1.2	$1.3	$2,114.6
1.51% to 2.00%	244.2	189.3	577.5	348.3	23.3	1.4	1,384.0
2.01% to 2.50%	292.3	58.7	86.3	61.8	21.0	10.4	530.5
2.51% to 3.00%	86.8	40.4	63.5	74.3	3.4	30.3	298.7
3.01% to 3.50%	28.4	54.1	47.1	7.3	2.3	10.7	149.9
3.51% to 4.00%	4.1	8.1	13.6	19.9	21.0	28.1	94.8
4.01% and greater	2.8	3.1	8.3	11.0	6.0	5.0	36.2

Total	$1,355.2	$889.1	$1,441.9	$757.1	$78.2	$87.2	$4,608.7

Borrowings

	2009		2008
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements maturing within 1 month	$144.1	0.48%	$156.7	0.69%

Fixed rate FHLB advances maturing:
Within 1 year	7.7	3.98	—	—
After 1 but within 2 years	1.7	3.97	8.3	3.93
After 2 but within 3 years	—	—	1.8	3.96
After 5 years	5.4	2.04	5.0	2.14

Total FHLB advances	14.8	3.28	15.1	3.34

Other	—	—	16.1	2.52

Total borrowings	$158.9	0.74%	$187.9	1.06%

At December 31, 2009 and 2008, total borrowings equaled less than 1% of total assets. People’s United Financial had no borrowings at December 31, 2007. The increase in borrowings in 2008 is due to the borrowings assumed in connection with the Chittenden acquisition. Repurchase agreements at December 31, 2009 and 2008 consisted of transactions with commercial and municipal customers.

In previous years, People’s United Financial’s primary source for borrowings were federal funds purchased, which are typically unsecured overnight loans among banks, and advances from the FHLB of Boston, which provides credit for member institutions within its assigned region. People’s United Financial’s outstanding FHLB advances at December 31, 2009 and 2008 represented less than one-half of one percent of total assets.

Subordinated Notes

Subordinated notes totaled $182 million and $181 million at December 31, 2009 and 2008, respectively. People’s United Financial assumed liability for subordinated notes with a fair value of $115 million in connection with the Chittenden acquisition. These subordinated notes, which were issued in February 2007, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to three month LIBOR plus 68.5 basis points. Beginning February 14, 2012, People’s United Financial has the option to redeem some or all of the notes.

At December 31, 2009 and 2008, People’s United Bank had $65 million of 9.875% subordinated notes outstanding. These subordinated notes are due on November 15, 2010 and represent unsecured general obligations of People’s United Bank with interest payable semi-annually, are subordinated to the claims of depositors and People’s United Bank’s other creditors and are not redeemable prior to maturity without prior approval of the OTS.

In the fourth quarter of 2008, People’s United Financial and People’s United Bank both opted in to the FDIC Temporary Liquidity Guarantee Program, which provides a temporary guarantee of newly-issued senior unsecured debt, as defined (the “Debt Guarantee Program”). As of December 31, 2009, neither People’s United Financial nor People’s United Bank had any debt outstanding that qualifies under the Debt Guarantee Program. People’s United Bank may issue up to approximately $300 million of senior unsecured debt that would qualify under the Debt Guarantee Program. While People’s United Financial has retained the right to do so, the company does not, at this time, intend to issue senior unsecured debt that would qualify under the Debt Guarantee Program.

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

	Payments Due by Period
As of December 31, 2009 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$158.9	$151.8	$1.7	$—	$5.4
Subordinated notes	181.8	65.6	—	—	116.2

Total on-balance-sheet	340.7	217.4	1.7	—	121.6
Operating leases	166.7	29.3	46.6	29.6	61.2
Purchase obligations	248.0	80.3	99.1	68.6	—

Total	$755.4	$327.0	$147.4	$98.2	$182.8

Income tax liabilities totaling $3.6 million, including related interest and penalties, are not included in the above table as the timing of their resolution cannot be estimated. Similarly, obligations totaling $24.9 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 13 to the Consolidated Financial Statements for further discussion of People’s United Financial’s unrecognized income tax positions and affordable housing investments.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2009, People’s United Financial’s (parent company) liquid assets included $400 million in securities purchased under agreements to resell. People’s United Bank’s liquid assets included $3.4 billion in cash and cash equivalents, $740 million in debt securities available for sale and $76 million in trading account securities. Securities available for sale with a fair value of $607 million at December 31, 2009 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.4 billion at December 31, 2009 and represented 74% of total funding (the sum of deposits, borrowings, subordinated notes and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes totaled $159 million and $182 million, respectively, at December 31, 2009, representing 0.8% and 0.9%, respectively, of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At December 31, 2009, People’s United Bank’s total borrowing limit from the FHLB and Federal Reserve Bank of New York for advances and repurchase agreements was $2.3 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At December 31, 2009, People’s United Bank had outstanding commitments to originate loans totaling $0.5 billion and approved, but unused, lines of credit extended to customers totaling $3.6 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Earning Asset Mix

$18.6 billion as of December 31, 2009 (percent)

Funding Base

$20.9 billion as of December 31, 2009 (percent)

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.10 billion at December 31, 2009, a $74.3 million decrease compared to $5.17 billion at December 31, 2008. This decrease primarily reflects dividends paid of $203.6 million partially offset by net income of $101.2 million.

Stockholders’ equity equaled 24.0% of total assets at December 31, 2009 and 25.7% at December 31, 2008. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 18.2% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at December 31, 2009 and 19.5% at December 31, 20087. The decline in these ratios primarily reflects a $1.1 billion increase in total assets from December 31, 2008.

In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, could be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. As of December 31, 2009, no shares had been repurchased under this program.

In January 2010, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1525 per share. The dividend was paid on February 15, 2010 to shareholders of record on February 1, 2010.

People’s United Financial’s total stockholders’ equity was $5.17 billion at December 31, 2008, a $729 million increase from December 31, 2007. This increase primarily reflects the issuance of 44.3 million shares of common stock with a fair value of approximately $770 million (net of issuance costs) in connection with the Chittenden acquisition and net income of $137.8 million, partially offset by dividends paid of $194.4 million and a $56.8 million increase in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2007. The increase in AOCL, net of tax, primarily reflects an increase in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($78.7 million), partially offset by an increase in the net unrealized gains on derivatives accounted for as cash flow hedges ($18.2 million).

Dividends declared and paid per common share (other than shares on which People’s Mutual Holdings waived receipt of dividends prior to completing the second-step conversion in April 2007) totaled $0.61, $0.58 and $0.52 for the years ended December 31, 2009, 2008 and 2007, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2009, 2008 and 2007 was 201.1%, 141.1% and 87.0%, respectively. For periods prior to April 2007 (the date of the second-step conversion) the dividend payout ratio reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings.

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

People’s United Bank’s tangible capital ratio, leverage (core) capital ratio, and total risk-based capital ratios were 10.0%, 10.0% and 14.1%, respectively, at December 31, 2009, compared to 10.0%, 10.0% and 13.4%, respectively, at December 31, 2008. The increase in the total risk-based capital ratio from December 31, 2008 primarily reflects a $136.4 million increase in People’s United Bank’s total risk-based capital (the numerator in the calculation of the total risk-based capital ratio) in 2009.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2009 to the OTS minimum requirements. At December 31, 2009, People’s United Bank’s adjusted total assets, as defined, totaled $19.5 billion and its total risk-weighted assets, as defined, totaled $14.9 billion. At December 31, 2009, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

	People’s United Bank			OTS Minimum Requirements
As of December 31, 2009 (dollars in millions)
	Amount		Ratio	Amount	Ratio
Tangible capital	$1,948.2	(1)	10.0%	$291.8	1.5%
Leverage (core) capital	1,948.2	(1)	10.0	778.2	4.0
Total risk-based capital	2,104.4	(2)	14.1	1,190.8	8.0

(1)	Represents total stockholder’s equity, excluding (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale, (ii) after-tax net gains on derivatives qualifying as cash flow hedges, (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles), and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.

(2)	Represents tier 1 capital plus the allowance for loan losses up to 1.25% of total risk-weighted assets.

Generally, a bank is considered well capitalized if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%. People’s United Bank’s regulatory capital ratios at December 31, 2009 exceeded the OTS numeric criteria for classification as “well capitalized.” See Note 15 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2009 (percent)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning December 31, 2009. Given the interest rate environment at December 31, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	31.2%
+200	20.0
+100	9.2
-25	(2.2)

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

Internal policy limits the exposure of a decrease in Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points—10% of base case MVE; for 200 basis points— 15% of base case MVE; and for 300 basis points—20% of base case MVE.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at December 31, 2009, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Equity at Risk
+300	(0.5)%
+200	—
+100	0.3
-25	(0.3)

People’s United Financial’s interest rate risk position at December 31, 2009, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments and securities resale agreements. While this strategy does place additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial’s asset-sensitive balance sheet includes more than just its significant excess capital position. In fact, a 100 basis point increase in the federal finds interest rate translates to an approximate $100 million improvement in net interest income on an annualized basis.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At December 31, 2009, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $19.9 million of this gain was recognized in income during the year ended December 31, 2009 and the remaining unrecognized gain at December 31, 2009 was $20.2 million. The portion of the unrecognized gain at December 31, 2009 that is expected to be recognized in income over the next 12 months totals approximately $19.6 million.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. People’s United Financial recognized a $1.2 million charge in 2008 and a $0.2 million credit in 2009 to adjust this receivable to the estimated realizable amount.

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. At December 31, 2009, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2009 was $0.5 million, for which People’s United Financial had posted no collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk. Also see Note 22 to the Consolidated Financial Statements.

As of December 31 (dollars in millions)	2009	2008
Interest Rate Swaps:
Notional principal amounts	$6.0	$6.4
Weighted average interest rates:
Pay fixed (receive floating)	5.60%(0.24%)	5.60%(1.90%)
Weighted average remaining term to maturity (in months)	39	52
Fair value recognized as a liability	$0.5	$0.8
Foreign Exchange Contracts:
Notional principal amounts	$9.6	$11.6
Weighted average remaining term to maturity (in months)	1	1
Fair value recognized as an asset	$0.1	$—
Fair value recognized as a liability	—	0.5
Interest Rate Floors:
Notional principal amounts	$—	$600.0
Weighted average strike rate	—	5.00%
Weighted average remaining term to maturity (in months)	—	25
Fair value recognized as an asset	$—	$46.3

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

The following table summarizes certain information concerning these interest rate swaps:

As of December 31, 2009 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$294.8	$294.8
Weighted average interest rates:
Pay fixed (receive floating)	0.24%(3.32%)	3.25%/(0.24%)
Weighted average remaining term to maturity (in months)	95	95
Fair value:
Recognized as an asset	$3.0	$6.6
Recognized as a liability	5.6	2.5

As of December 31, 2008 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$60.3	$60.3
Weighted average interest rates:
Pay fixed (receive floating)	1.90%(3.93%)	3.84%/(1.90%)
Weighted average remaining term to maturity (in months)	124	124
Fair value:
Recognized as an asset	$7.3	$—
Recognized as a liability	—	6.9

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of December 31, 2009, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2009, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

People’s United Financial’s Management’s Report on Internal Control over Financial Reporting appears on page 87 and the related Report of Independent Registered Public Accounting Firm thereon appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that John K. Dwight and Janet M. Hansen, members of the Audit Committee of the Board, are each an “audit committee financial expert” and are “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 12, 2010.

John P. Barnes, age 54, has been a Senior Executive Vice President and Chief Administrative Officer since January 1, 2008. Mr. Barnes was an Executive Vice President of Chittenden Corporation since 1997 and as the executive in charge of Chittenden Corporation’s Services Group since 2003.

David A. Bodor, age 63 has been an Executive Vice President and Chief Credit Officer since January 1, 2008. Mr. Bodor was a Senior Vice President (Chief Credit Officer) since 2006. Mr. Bodor has served in various capacities for People’s United Bank since 1996.

Paul D. Burner, age 56, became a Senior Executive Vice President and Chief Financial Officer in August 2008. Prior to joining People’s United Financial, Mr. Burner was the Chief Financial Officer for Citibank North America since 1998.

Robert R. D’Amore, age 57, has been a Senior Executive Vice President (Retail and Small Business Banking Group) since January 1, 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr.D’Amore has served in various capacities for People’s United Bank since 1981.

Brian F. Dreyer, age 63, has been a Senior Executive Vice President (Commercial Banking Group) since January 1, 2008. Mr. Dreyer was an Executive Vice President (Commercial Banking) since 2001. Mr. Dreyer has served in various capacities for People’s United Bank since 1991.

David K. Norton, age 54, became a Senior Executive Vice President and Chief Human Resources Officer in October 2009. Prior to joining People’s United Financial, Mr. Norton was a Senior Vice President, Human Resources at the New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed by Starwood Hotels and Resorts, where he was an Executive Vice President, Human Resources.

Louise T. Sandberg, age 58, has been a Senior Executive Vice President (Wealth Management Group) since January 1, 2008. Mrs. Sandberg was a Senior Vice President (Wealth Management Division) at Chittenden Bank since 1997. Mrs. Sandberg has served in various capacities for Chittenden Corporation since 1977.

Chantal D. Simon, age 45, became an Executive Vice President and Chief Risk Officer in May 2009. Prior to joining People’s United Financial, Ms. Simon was employed by Merrill Lynch & Co. for twenty years, serving most recently as Chief Risk Officer of Merrill Lynch Bank USA and as head of risk management for all U.S. regulated bank entities at Merrill Lynch since June 2006.

Robert E. Trautmann, age 56, became an Executive Vice President and General Counsel in November 2008 and served as Acting General Counsel from February 2008 until his appointment as General Counsel. Mr. Trautmann was a Senior Vice President and Deputy General Counsel since January 1, 2008. Mr. Trautmann has served in various capacities for People’s United Bank since 1994.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,865,361	$17.04	18,250,278	(1)
Equity compensation plans not approved by security holders	0	n/a	0
Total	10,865,361	$17.04	18,250,278	(1)

(1)	Of this amount, 312,765 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 17,937,513 shares are issuable pursuant to the People’s United Financial, Inc. 2008 Long-Term Incentive Plan, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 19 to the Consolidated Financial Statements.

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

The information required by this item appears under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is herein incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of People’s United Financial, Inc. and the independent registered public accounting firm report thereon are included herein beginning on page F-1:

Consolidated Statements of Condition as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

Designation	Description

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Third Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.4	Fiscal and Paying Agency Agreement, dated as of November 16, 2000, between People’s Bank and Bankers Trust Company as Fiscal and Paying Agent (incorporated by reference to Exhibit 4.4 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

4.5	Form of Global Notes, registered in the name of the nominee of The Depository Trust Company (November 16, 2000) (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.1	Employment Agreement dated May 15, 2008 by and between People’s United Financial, Inc. and Philip R. Sherringham (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K on May 20, 2008)

Designation	Description

10.2	Reserved.

10.3	Reserved.

10.4	Reserved.

10.5(a)	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.5(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.5(b)	Form of Change in Control Agreement (Executive Vice Presidents) (incorporated by reference to Exhibit 10.5(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.6	2010 Short-Term Incentive Plan

10.7	People’s United Bank Split Dollar Cash Value Restoration Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8	Reserved.

10.9	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.10	People’s United Financial, Inc. 2008 Long-Term Incentive Plan

10.10(a)	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.10(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.11	Form of Grant Agreement for Restricted Stock (incorporated by reference to Exhibit 10.11 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.12	Reserved.

10.13	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.14	The People’s United Bank Enhanced Senior Pension Plan - First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.15	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.15(a)	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.16	People’s United Bank Nonqualified Savings and Retirement Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.17	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.17(a)	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.18	Reserved.

10.19	Reserved.

10.20	Third Amended and Restated People’s Bank Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.21	The Norwich Savings Society Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.22	The Norwich Savings Society Non-Qualified Deferred Compensation Trust Agreement, dated June 27, 1995, between The Norwich Savings Society and Sachem Trust National Association (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.23	Amendment and Restatement of Deferred Compensation Agreements (undated) between The Norwich Savings Society and Jeremiah J. Lowney, Jr. (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.24	Employee Stock Ownership Plan of People’s United Financial, Inc. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.24(a)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 1 (incorporated by reference to Exhibit 10.24(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.24(b)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 2

10.24(c)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 3

10.25	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.26	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.26(a)	Form of Grant Agreement for Restricted Stock (Executive Officers) under 2007 Recognition and Retention Plan (corrected) (incorporated by reference to Exhibit 10.26(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.26(b)	Form of Grant Agreement for Restricted Stock (Non-Executive Employees under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

Designation	Description

10.26(c)	Form of Grant Agreement for Restricted Stock (Non-Employee Directors) under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.27	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.27(a)	Form of Grant Agreement for Stock Options (Executive Officers) under 2007 Stock Option Plan (corrected) (incorporated by reference to Exhibit 10.27(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.27(b)	Form of Grant Agreement for Stock Options (Non-Executive Employees) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.27(c)	Form of Grant Agreement for Stock Options (Non-Employee Directors) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.28	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.28(a)	Amendment Number 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.29	Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.29(a)	Amendment to the Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.29(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.30	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.30(a)	Amendment Number 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Designation	Description

99.1	Impact of Inflation

101.1 **	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2009 and 2008; (ii) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

PEOPLE’S UNITED FINANCIAL, INC.

Date: February 26, 2010	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Finacial, Inc. and in the capacities and on the dates indicated.

Date: February 26, 2010	By:	/s/ PHILIP R. SHERRINGHAM
Philip R. Sherringham
President and Chief Executive Officer

Date: February 26, 2010	By:	/s/ PAUL D. BURNER
Paul D. Burner
Senior Executive Vice President and Chief Financial Officer

Date: February 26, 2010	By:	/s/ JEFFREY HOYT
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

Date: February 26, 2010	By:	/s/ COLLIN P. BARON
Collin P. Baron
Director

Date: February 26, 2010	By:	/s/ GEORGE P. CARTER
George P. Carter
Director

Date: February 26, 2010	By:	/s/ JOHN K. DWIGHT
John K. Dwight
Director

Date: February 26, 2010	By:	/s/ JERRY FRANKLIN
Jerry Franklin
Director

Date: February 26, 2010	By:	/s/ EUNICE S. GROARK
Eunice S. Groark
Director

Date: February 26, 2010	By:	/s/ JANET M. HANSEN
Janet M. Hansen
Director

Date: February 26, 2010	By:	/s/ RICHARD M. HOYT
Richard M. Hoyt
Director

Date: February 26, 2010	By:	/s/ JEREMIAH J. LOWNEY, JR.
Jeremiah J. Lowney, Jr.
Director

Date: February 26, 2010	By:	/s/ MARK W. RICHARDS
Mark W. Richards
Director

Date: February 26, 2010	By:	/s/ JAMES A. THOMAS
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

The Board of Directors has an Audit Committee composed of six outside directors, each of whom meets the criteria for independence as set forth in applicable listing standards. The Audit Committee meets regularly with the independent auditors, the internal auditors and management to ensure that internal control over financial reporting is being properly administered and that financial data is being properly reported. The Audit Committee reviews the scope and timing of internal audits, including recommendations made with respect to internal control over financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by COSO.

/S/ PHILIP R. SHERRINGHAM	/S/ PAUL D. BURNER
Philip R. Sherringham	Paul D. Burner
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: February 26, 2010

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2010

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2009	2008
Assets
Cash and due from banks (note 4)	$326.0	$345.1
Short-term investments (note 4)	3,092.0	1,138.8

Total cash and cash equivalents	3,418.0	1,483.9

Securities purchased under agreements to resell	400.0	—

Securities (note 5):
Trading account securities, at fair value	75.7	21.4
Securities available for sale, at fair value	739.7	1,848.3
Securities held to maturity, at amortized cost (fair value of $55.3 million and $0.9 million)	55.3	0.9
Federal Home Loan Bank stock, at cost	31.1	31.1

Total securities	901.8	1,901.7

Loans (note 6):
Commercial real estate	5,399.4	4,967.3
Commercial	4,042.5	4,226.4
Residential mortgage	2,546.9	3,144.6
Consumer	2,245.0	2,227.4

Total loans	14,233.8	14,565.7
Less allowance for loan losses	(172.5)	(157.5)

Total loans, net	14,061.3	14,408.2

Goodwill (notes 3 and 8)	1,261.7	1,261.7
Other acquisition-related intangibles (notes 3 and 8)	253.5	274.1
Premises and equipment (note 7)	264.5	262.4
Bank-owned life insurance	235.1	228.6
Other assets (note 9)	461.3	347.1

Total assets	$21,257.2	$20,167.7

Liabilities
Deposits (note 10):
Non-interest-bearing	$3,509.0	$3,173.4
Savings, interest-bearing checking and money market	7,327.9	6,214.7
Time	4,608.7	4,881.3

Total deposits	15,445.6	14,269.4

Borrowings (note 11):
Repurchase agreements	144.1	156.7
Federal Home Loan Bank advances	14.8	15.1
Other	—	16.1

Total borrowings	158.9	187.9

Subordinated notes (note 12)	181.8	180.5
Other liabilities (notes 1 and 13)	370.2	356.1

Total liabilities	16,156.5	14,993.9

Commitments and contingencies (notes 21 and 22)

Stockholders’ Equity (notes 2, 3 and 14)
Common stock ($0.01 par value; 1.95 billion shares authorized; 348.2 million shares and 347.9 million shares issued)	3.5	3.5
Additional paid-in capital	4,511.3	4,485.1
Retained earnings (note 1)	914.5	1,020.9
Treasury stock, at cost (3.2 million shares at both dates)	(58.6)	(57.9)
Accumulated other comprehensive loss (note 17)	(74.8)	(75.4)
Unallocated common stock of Employee Stock Ownership Plan, at cost (9.4 million shares and 9.8 million shares)	(195.2)	(202.4)

Total stockholders’ equity	5,100.7	5,173.8

Total liabilities and stockholders’ equity	$21,257.2	$20,167.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2009	2008	2007
Interest and dividend income:
Commercial real estate	$287.8	$302.1	$127.7
Commercial	198.9	229.1	167.6
Residential mortgage	145.0	189.9	183.9
Consumer	95.4	110.9	88.9

Total interest on loans	727.1	832.0	568.1
Securities	32.4	30.8	3.9
Short-term investments	6.5	46.9	86.7
Securities purchased under agreements to resell	0.8	7.5	48.3

Total interest and dividend income	766.8	917.2	707.0

Interest expense:
Deposits (note 10)	173.4	262.1	213.6
Borrowings (note 11)	1.5	3.5	0.2
Subordinated notes	15.1	15.2	6.6

Total interest expense	190.0	280.8	220.4

Net interest income	576.8	636.4	486.6
Provision for loan losses (note 6)	57.0	26.2	8.0

Net interest income after provision for loan losses	519.8	610.2	478.6

Non-interest income:
Investment management fees	32.4	36.8	12.0
Insurance revenue	30.0	33.3	26.8
Brokerage commissions	12.2	16.0	13.6

Total wealth management income	74.6	86.1	52.4
Bank service charges	128.8	127.7	93.1
Merchant services income	24.9	27.6	—
Net security gains (note 5)	22.0	8.3	5.5
Net gains on sales of residential mortgage loans (note 6)	13.9	6.5	3.0
Bank-owned life insurance	8.4	8.3	10.5
Other non-interest income (note 7)	36.5	39.1	20.9

Total non-interest income	309.1	303.6	185.4

Non-interest expense:
Compensation and benefits (notes 18 and 19)	350.5	344.6	215.6
Occupancy and equipment	109.8	110.3	67.1
Professional and outside service fees	44.0	48.0	28.8
Merchant services expense	21.0	23.9	—
Merger-related expenses (note 3)	2.0	36.5	—
Contribution to The People's United Community Foundation (note 2)	—	—	60.0
Other non-interest expense (notes 1, 7 and 8)	157.3	145.7	67.8

Total non-interest expense	684.6	709.0	439.3

Income from continuing operations before income tax expense	144.3	204.8	224.7
Income tax expense (notes 1 and 13)	43.1	67.0	75.5

Income from continuing operations	101.2	137.8	149.2
Income from discontinued operations, net of tax (note 24)	—	—	1.5

Net income (note 1)	$101.2	$137.8	$150.7

Earnings per common share (notes 1 and 16)
Basic:
Income from continuing operations	$0.30	$0.41	$0.52
Net income	0.30	0.41	0.52
Diluted:
Income from continuing operations	0.30	0.41	0.52
Net income	0.30	0.41	0.52

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2006	$142.2	$182.9	$1,062.4	$—	$(48.0)	$—	$1,339.5
Comprehensive income:
Net income	—	—	150.7	—	—	—	150.7
Other comprehensive income, net of tax (note 17)	—	—	—	—	29.4	—	29.4

Total comprehensive income							180.1

Exchange of common stock pursuant to second-step conversion (note 2)	(59.0)	59.0	—	—	—	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion (note 2)	1.7	3,333.1	—	—	—	—	3,334.8
Common stock issued and contributed to The People’s United Community Foundation (note 2)	—	40.0	—	—	—	—	40.0
Cancellation of common stock owned by People’s Mutual Holdings (note 2)	(82.0)	82.0	—	—	—	—	—
Capital contribution pursuant to dissolution of People’s Mutual Holdings (note 2)	—	8.1	—	—	—	—	8.1
Cash dividends on common stock ($0.52 per share)	—	—	(131.1)	—	—	—	(131.1)
Purchase of common stock for RRP (note 14)	—	—	—	(127.1)	—	—	(127.1)
Restricted stock awards	—	(67.7)	(1.5)	75.3	—	—	6.1
Purchase of common stock for ESOP (note 14)	—	—	—	—	—	(216.8)	(216.8)
ESOP common stock committed to be released (note 18)	—	—	(0.9)	—	—	7.2	6.3
Stock options and related tax benefits	0.1	5.4	—	—	—	—	5.5

Balance at December 31, 2007	3.0	3,642.8	1,079.6	(51.8)	(18.6)	(209.6)	4,445.4
Comprehensive income:
Net income (note 1)	—	—	137.8	—	—	—	137.8
Other comprehensive loss, net of tax (note 17)	—	—	—	—	(55.8)	—	(55.8)

Total comprehensive income							82.0

Common stock issued in the Chittenden Corporation acquisition, net of issuance costs (note 3)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.58 per share)	—	—	(194.4)	—	—	—	(194.4)
Restricted stock awards	—	29.6	(0.6)	(6.1)	—	—	22.9
ESOP common stock committed to be released (note 18)	—	—	(1.2)	—	—	7.2	6.0
Stock options and related tax benefits	—	40.3	—	—	—	—	40.3
Tax benefits related to dissolution of People’s Mutual Holdings (note 2)	—	2.7	—	—	—	—	2.7
Effect of changing pension plan measurement date, net of tax (note 18)	—	—	(0.3)	—	(1.0)	—	(1.3)

Balance at December 31, 2008 (note 1)	3.5	4,485.1	1,020.9	(57.9)	(75.4)	(202.4)	5,173.8
Comprehensive income:
Net income	—	—	101.2	—	—	—	101.2
Other comprehensive income, net of tax (note 17)	—	—	—	—	0.6	—	0.6

Total comprehensive income							101.8

Cash dividends on common stock ($0.61 per share)	—	—	(203.6)	—	—	—	(203.6)
Restricted stock awards	—	18.5	(0.1)	(0.7)	—	—	17.7
ESOP common stock committed to be released (note 18)	—	—	(1.5)	—	—	7.2	5.7
Common stock repurchased and retired (note 19)	—	—	(2.4)	—	—	—	(2.4)
Stock options and related tax benefits	—	7.7	—	—	—	—	7.7

Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$101.2	$137.8	$150.7
Income from discontinued operations, net of tax	—	—	(1.5)

Income from continuing operations	101.2	137.8	149.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Provision for loan losses	57.0	26.2	8.0
Depreciation and amortization of premises and equipment	32.8	31.7	18.4
Impairment loss on premises and equipment	—	19.3	—
Amortization of leased equipment	12.3	8.3	6.1
Amortization of other acquisition-related intangibles	20.6	21.3	1.0
Deferred income tax benefit	(14.6)	(15.4)	(5.7)
Net security gains	(22.0)	(8.3)	(5.5)
Net gains on sales of residential mortgage loans	(13.9)	(6.5)	(3.0)
ESOP common stock committed to be released	5.7	6.0	6.3
Expense related to share-based awards	24.7	22.1	8.0
Originations of loans held-for-sale	(1,143.2)	(587.3)	(383.8)
Proceeds from sales of loans held-for-sale	1,117.5	535.3	335.3
Net (increase) decrease in trading account securities	(54.3)	(2.7)	10.9
Contribution of common stock to The People's United Community Foundation	—	—	40.0
Net changes in other assets and other liabilities	(20.3)	37.3	(5.4)

Net cash provided by operating activities of continuing operations	103.5	225.1	179.8

Cash Flows from Investing Activities:
Net (increase) decrease in securities purchased under agreements to resell	(400.0)	428.0	(428.0)
Proceeds from sales of securities available for sale	1,041.1	645.5	5.4
Proceeds from sales of other securities	5.6	6.9	—
Proceeds from principal repayments of securities available for sale	1,646.0	1,610.6	101.2
Proceeds from principal repayments of securities held to maturity	0.6	0.5	0.5
Purchases of securities available for sale	(1,595.8)	(3,131.7)	(96.5)
Purchases of securities held to maturity	(55.0)	—	—
Proceeds from sales of loans	9.3	53.2	4.9
Net loan principal collections	288.0	29.8	443.7
Purchases of premises and equipment	(35.3)	(28.3)	(38.4)
Purchases of leased equipment	(26.2)	(22.6)	(25.1)
Net cash paid in sales of branches	(16.2)	(20.7)	—
Proceeds from sales of real estate owned	8.8	4.1	0.1
Purchases of bank-owned life insurance	—	(0.2)	(0.5)
Return of premiums on bank-owned life insurance	—	1.4	0.5
Cash paid, net of cash acquired, in acquisition of Chittenden Corporation	—	(762.8)	—

Net cash provided by (used in) investing activities from continuing operations	870.9	(1,186.3)	(32.2)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,194.5	(817.1)	(202.0)
Net (decrease) increase in borrowings with terms of three months or less	(28.8)	48.7	(4.1)
Repayments of borrowings with terms of more than three months	(1.1)	(4.7)	—
Proceeds from borrowings with terms of more than three months	0.7	—	—
Cash dividends paid on common stock	(203.6)	(194.4)	(131.1)
Common stock repurchased and retired	(2.4)	—	—
Net proceeds from issuance of common stock pursuant to second-step conversion	—	—	3,334.8
Capital contribution pursuant to dissolution of People's Mutual Holdings	—	—	8.1
Purchase of common stock for ESOP	—	—	(216.8)
Purchase of common stock for RRP	—	—	(127.1)
Proceeds from stock options exercised, including excess income tax benefits	0.4	28.4	4.6

Net cash provided by (used in) financing activities from continuing operations	959.7	(939.1)	2,666.4

Cash Flows from Discontinued Operations:
Operating activities	—	—	1.5

Net cash provided by discontinued operations	—	—	1.5

Net increase (decrease) in cash and cash equivalents	1,934.1	(1,900.3)	2,815.5
Cash and cash equivalents at beginning of year	1,483.9	3,384.2	568.7

Cash and cash equivalents at end of year	$3,418.0	$1,483.9	$3,384.2

Supplemental Information:
Interest payments	$190.2	$271.4	$220.2
Income tax payments	48.7	82.2	82.2
Real estate properties acquired by foreclosure	26.3	7.6	6.9

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

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation, a multi-bank holding company headquartered in Burlington, Vermont. The acquisition was accounted for as a purchase and, accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of that date. Financial data for periods prior to the acquisition date do not include the results of Chittenden. See Note 3 for a further discussion of the acquisition.

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

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, People’s United Financial is regulated by the Office of Thrift Supervision (the “OTS”) and subject to OTS examination, supervision and reporting requirements. Under its federal charter, People’s United Bank is regulated by the OTS.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments with an original maturity of three months or less (determined as of the date of purchase), such as interest-earning deposits at the Federal Reserve Bank of New York, government-sponsored enterprise (“GSE”) debt securities, federal funds sold, commercial paper and money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government.

In the third quarter of 2009, management identified an error relating to an unintentional under-accrual of certain operating expenses. As a result, operating results for the first two quarters of 2009 and the fourth quarter of 2008 were revised to reflect the recognition of additional non-interest expense. The effect of these revisions was immaterial to each period (no change in diluted earnings per share for the second quarter of 2009 and a one cent reduction in diluted earnings per share for both the first quarter of 2009 and the fourth quarter of 2008). Net income for the three months ended June 30, 2009, March 31, 2009 and December 31, 2008 was reduced by $2.1 million, $2.5 million and $1.7 million, respectively, reflecting increases in other non-interest expense of $3.1 million, $3.5 million and $2.7 million for the respective periods (less related income taxes). The revision of fourth quarter 2008 results also increased other liabilities and reduced retained earnings by $1.7 million at December 31, 2008.

Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term as well as those held by People’s Securities (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

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

People’s United Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB”), is currently required to purchase and hold shares of capital stock in the FHLB in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB suspended paying dividends and placed a moratorium on certain stock repurchases. Continued operating losses or further declines in capital could cause People’s United Financial to conclude that the fair value of its investment in FHLB stock is less than its par value. However, based on the current capital adequacy and liquidity position of the FHLB, management believes there is no impairment in the company’s investment at December 31, 2009. Management will continue to monitor the affairs of the FHLB in order to evaluate the investment for impairment.

Security transactions are generally recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. As of December 31, 2009, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. People’s United Financial did not change its practices with respect to determining the allowance for loan losses during 2009. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Certain loans whose terms have been modified are considered troubled debt restructures (“TDRs”). Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as: (i) a below market interest rate; (ii) extension of the loan’s original contractual term; (iii) capitalization of interest; or (iv) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. All fees and expenses associated with TDRs are expensed as incurred.

The allowance for loan losses consists of: (i) an estimated loss allowance for each homogeneous pool of smaller balance loans (residential mortgage and consumer loans) that are evaluated on a collective basis; (ii) an estimated loss allowance for commercial real estate and commercial loans that are not subjected to an individual impairment evaluation; and (iii) a specific loss allowance for certain loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that People’s United Financial will be unable to collect all principal and interest due according to the contractual terms of the loan. If the measurement of an impaired loan is less than its recorded investment, an impairment loss is recognized as part of the allowance for loan losses. Loans that are individually evaluated for collectibility are subjected to People’s United Financial’s normal loan review procedures.

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

Goodwill and Other Acquisition-Related Intangibles

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued a new standard on accounting for business combinations that applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is also required to be recognized and measured at fair value on the date of acquisition.

Among other things, the new standard requires: (i) that acquisition-related transaction costs be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed; (ii) that specific requirements be met in order to accrue for a restructuring plan in purchase accounting; (iii) that certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without an allocated allowance for loan losses. In April 2009, the FASB issued guidance to address application issues with respect to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

People’s United Financial adopted the provisions of the new standard on January 1, 2009 and will apply them prospectively to business combinations completed after that date. For acquisitions completed prior to January 1, 2009, the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

Intangible assets are recognized in an amount equal to the excess of the acquisition cost over the fair value of the tangible net assets acquired. “Acquisition-related intangibles” are separately identified, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. Trade name intangibles recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Core deposit intangibles are amortized over 10 years on an accelerated basis that reflects the manner in which the related benefit attributable to the acquired deposits will be recognized. Customer relationship intangibles are amortized on a straight-line basis (approximating the manner in which the benefit is realized) over the estimated remaining average life of those relationships (ranging from 7 to 15 years from the respective acquisition dates). The remaining intangible asset is classified as goodwill.

Goodwill and indefinite-lived intangible assets are required to be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses on other acquisition-related intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In estimating the fair value of its reporting units, People’s United Financial uses a present-value measurement technique (discounted cash flow analysis based on internal forecasts) and, to a lesser extent, market-based trading and transaction multiples. More weight is given to the discounted cash flow analysis as: (i) market-based multiples are not deemed directly comparable given the difficulty in identifying operating entities that are substantially similar to the reporting units; (ii) market-based multiples are not deemed to be highly reliable in periods of limited capital markets activity (such as that which has existed during the last two years); and (iii) internal forecasts tend to provide a longer-term view of performance. The discounted cash flow analysis is based on significant assumptions and judgments including future growth rates and discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

For the purpose of goodwill impairment testing, management has identified reporting units based upon geographical composition within each of the following business segments: Commercial Banking, Retail Banking and Small Business, and Wealth Management. People’s United Financial performed its annual goodwill impairment test as of December 31, 2009 and determined that the fair value of each reporting unit exceeded its respective carrying amount. As a result, no impairment loss was recognized in 2009.

In estimating the fair value of the trade name intangible, People’s United Financial follows an income approach using the relief-from-royalty method. Such an approach is highly dependent on several factors, including estimates of future growth and market trends, royalty rates, and discount rates. While management’s fair value estimate is based on reasonable assumptions, such assumptions are inherently uncertain. People’s United Financial performed its annual trade name impairment test as of December 31, 2009 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result, no impairment loss was recognized in 2009.

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

Securities Repurchase Agreements

In securities repurchase agreements, People’s United Financial transfers securities to a counterparty under an agreement to repurchase the same or substantially the same securities at a fixed price in the future. These agreements are accounted for as a secured borrowing since People’s United Financial maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The transferred securities are pledged by People’s United Financial as collateral and the counterparty has the right by contract to sell or repledge that collateral provided the same or substantially the same collateral and related interest, if any, is returned by the counterparty upon maturity of the underlying agreement. The fair value of the pledged collateral approximates the recorded amount of the secured borrowing. Decreases in the fair value of the transferred securities below an established threshold require People’s United Financial to provide additional collateral.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change. Tax benefits attributable to deductions in excess of financial statement amounts arising from the exercise of non-statutory stock options are credited to additional paid-in capital.

Individual tax positions taken or expected to be taken on a tax return must satisfy certain criteria in order for some or all of the related tax benefits to be recognized in the company’s financial statements. Specifically, a recognition threshold of more-likely-than-not is required in order for those tax positions to be recognized in the consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Effective January 1, 2009, in accordance with new accounting requirements issued by the FASB, unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, companies that issue share-based payment awards considered to be participating securities, including People’s United Financial, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted stock awards granted by People’s United Financial are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the years ended December 31, 2009, 2008 and 2007 have been presented in accordance with these requirements.

Derivative Instruments and Hedging Activities

People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

All derivatives are recognized as either assets or liabilities and are measured at fair value. Until a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities.

People’s United Financial generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or a forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

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

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates.

Fair Value Measurements

Effective January 1, 2008, People’s United Financial adopted the provisions of a standard issued by the FASB concerning fair value measurements and disclosures with respect to (i) all financial instruments, and (ii) non-financial instruments accounted for at fair value on a recurring basis, if any. Effective January 1, 2009, these fair value measurement and disclosure provisions also became applicable to People’s United Financial for the following additional non-recurring valuation measures: (i) goodwill and other acquisition-related intangible assets; (ii) real estate owned and repossessed assets; and (iii) other long-lived assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2009, the FASB affirmed that the objective of fair value, even when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction. In order to address application issues, the FASB clarified and provided additional factors to be considered in determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, requiring an entity to base its conclusion about whether a transaction was not orderly on the weight of all available evidence. At the same time, the FASB also expanded certain disclosure requirements. These developments did not result in any significant change in valuation techniques and related inputs, or the resulting fair values, for People’s United Financial.

The FASB standard defines fair value, provides a framework for measuring fair value, and establishes related disclosure requirements. These provisions are to be applied whenever other FASB standards require (or permit) assets and liabilities to be measured at fair value. Broadly, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

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

Stock-Based Compensation

People’s United Financial’s stock-based compensation plans provide for awards of stock options and restricted stock to directors, officers and employees (see Note 19). Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Accounting Standards

On July 1, 2009, the FASB issued the Accounting Standards Codification (the “Codification”) to (i) establish a single level of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) and (ii) eliminate the previous U.S. GAAP hierarchy. All other literature outside of the Codification is non-authoritative with the exception of the Securities and Exchange Commission (the “SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants, such as People’s United Financial. Adoption of the Codification did not change the company’s application of U.S. GAAP nor did it have a significant impact on its Consolidated Financial Statements.

Transfers of Financial Assets

In June 2009, the FASB issued new requirements related to the accounting for transfers of financial assets, including securitization transactions. These requirements: (i) eliminate the concept of a qualifying special-purpose entity; (ii) change the requirements for derecognizing financial assets; and (iii) require additional disclosures, the objective of which is to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These requirements are effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for People’s United Financial). Transfers of financial assets occurring on or after the effective date are subject to the new requirements. Adoption is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Variable Interest Entities

In June 2009, the FASB issued new requirements to improve financial reporting by companies involved with variable interest entities. These requirements: (i) amend existing guidance for determining whether an entity meets the definition of a variable interest entity; (ii) amend the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis; and (iii) require continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Under the new requirements, the identification of the primary beneficiary focuses on which enterprise has the power to direct the activities of a variable interest entity which, in turn, most significantly impacts the entity’s economic performance. These requirements are effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for People’s United Financial). Adoption is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Fair Value Measurement Disclosures

In January 2010, the FASB amended its standards related to disclosure of fair value measurements to require: (i) disclosure of amounts transferred in and out of the Level 1 and 2 fair value measurement categories; (ii) a reconciliation, presented on a gross basis rather than a net basis, of activity in the Level 3 fair value measurement category; (iii) greater disaggregation of the assets and liabilities for which fair value measurements are presented; and (iv) more robust disclosure of the valuation techniques and inputs used to measure assets and liabilities in the Level 2 and 3 fair value measurement categories. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for People’s United Financial), with the exception of the requirements related to the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for People’s United Financial). People’s United Financial will provide the necessary disclosures beginning with the quarterly period ending March 31, 2010.

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

Total consideration paid in the Chittenden acquisition of approximately $1.8 billion consisted of approximately $1.0 billion in cash and 44.3 million shares of People’s United Financial common stock with a fair value of approximately $0.8 billion. Cash consideration was paid at the rate of $35.636 per share of Chittenden common stock and stock consideration was paid at the rate of 2.0457 shares of People’s United Financial common stock per share of Chittenden common stock. The acquisition was accounted for as a purchase and accordingly, Chittenden’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of January 1, 2008. Financial data for periods prior to the acquisition date do not include the results of Chittenden.

Merger-related charges totaling $41.0 million were recorded in the first quarter of 2008, representing: (i) a $4.5 million charge to the provision for loan losses to align allowance for loan loss methodologies across the combined organization; and (ii) $36.5 million of merger-related expenses. The latter amount consists of asset impairment charges ($19.3 million), principally to write-off certain capitalized costs, costs relating to severance and branch closings ($10.5 million), and other accrued liabilities ($6.7 million).

The acquisition cost was allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of the acquisition cost over the fair value of net tangible and intangible assets acquired resulted in the recognition of $1.16 billion of goodwill. Other acquisition-related intangible assets recorded in connection with the Chittenden acquisition totaled $292.9 million at January 1, 2008. Net deferred tax liabilities totaling $135.4 million were established in connection with the recording of intangible assets (other than goodwill) and other purchase accounting adjustments.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2009, the separate bank charters of the six former Chittenden banks, all previously wholly-owned subsidiaries of People’s United Bank, were consolidated into People’s United Bank. Chittenden Trust Company based in Burlington, Vermont; Flagship Bank and Trust Company based in Worcester, Massachusetts; Maine Bank & Trust based in Portland, Maine; Merrill Merchants Bank based in Bangor, Maine; Ocean Bank based in Portsmouth, New Hampshire; and The Bank of Western Massachusetts based in Springfield, Massachusetts, continue to do business under their existing names as divisions of People’s United Bank.

NOTE 4—Cash and Short-Term Investments

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $159.0 million and $156.8 million at December 31, 2009 and 2008, respectively, were maintained to satisfy federal regulatory requirements. These amounts are included in cash and due from banks in the Consolidated Statements of Condition.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2009	2008
Interest-earning deposits at the Federal Reserve Bank of New York	$3,064.1	$759.6
GSE debt securities	12.0	110.0
Federal funds sold	4.1	208.9
Money market mutual funds	5.9	54.2
Other	5.9	6.1

Total short-term investments	$3,092.0	$1,138.8

In the fourth quarter of 2008, the Federal Reserve began paying interest on both required reserves and excess cash balances on deposit at the Federal Reserve. For People’s United Bank, such deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both December 31, 2009 and 2008. Also included in short-term investments are GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.07% at December 31, 2009 and 0.44% at December 31, 2008.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 5—Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of December 31, 2009 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$75.7	$—	$—	$75.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	10.7	0.1	—	10.8
GSE residential mortgage-backed securities	729.9	2.6	(4.4)	728.1
State and municipal	0.3	—	—	0.3

Total debt securities	740.9	2.7	(4.4)	739.2
Equity securities	0.5	—	—	0.5

Total securities available for sale	741.4	2.7	(4.4)	739.7

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

FHLB stock	31.1	—	—	31.1

Total securities	$903.5	$2.7	$(4.4)	$901.8

As of December 31, 2008 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$21.4	$—	$—	$21.4

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	1,469.2	2.9	—	1,472.1
U.S. agency and GSE residential mortgage-backed securities	373.2	2.2	—	375.4
State and municipal	0.3	—	—	0.3

Total debt securities	1,842.7	5.1	—	1,847.8
Equity securities	0.5	—	—	0.5

Total securities available for sale	1,843.2	5.1	—	1,848.3

Securities held to maturity	0.9	—	—	0.9
FHLB stock	31.1	—	—	31.1

Total securities	$1,896.6	$5.1	$—	$1,901.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Securities available for sale (in both 2009 and 2008) and GSE debt securities classified as short-term investments (in 2008), with a combined fair value of $606.8 million and $622.1 million at December 31, 2009 and 2008, respectively, were pledged as collateral for public deposits and for other purposes.

Dividend income on FHLB stock totaled $1.3 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively (none in 2009, see Note 1).

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities. Information is based on remaining period to contractual maturity for categories other than mortgage-backed securities:

As of December 31, 2009 (dollars in millions)	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$10.2	$10.2	0.18%	$—	$—	—%
After 1 but within 5 years	0.5	0.6	3.17	—	—	—

Total	10.7	10.8	0.32	—	—	—

State and municipal:
After 1 but within 5 years (1)	—	—	4.26	—	—	—
After 5 but within 10 years (1)	—	—	5.51	—	—	—
After 10 years	0.3	0.3	6.11	—	—	—

Total	0.3	0.3	5.99	—	—	—

Corporate and other:
Within 1 year	—	—	—	0.2	0.2	4.05
After 1 but within 5 years	—	—	—	0.1	0.1	5.45
After 5 but within 10 years	—	—	—	55.0	55.0	9.00

Total	—	—	—	55.3	55.3	8.98

Total:
Within 1 year	10.2	10.2	0.18	0.2	0.2	4.05
After 1 but within 5 years	0.5	0.6	3.18	0.1	0.1	5.45
After 5 but within 10 years (1)	—	—	5.51	55.0	55.0	9.00
After 10 years	0.3	0.3	6.11	—	—	—

Total	11.0	11.1	0.47	55.3	55.3	8.98

GSE residential mortgage-backed securities	729.9	728.1	3.70	—	—	—

Total debt securities	$740.9	$739.2	3.65%	$55.3	$55.3	8.98%

(1)	Represents amounts less than $50,000.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of net security gains are summarized below. Net (losses) gains on trading account securities included below totaled $(0.1) million, $0.1 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Years ended December 31 (in millions)	2009	2008	2007
Equity securities:
Gains	$5.6	$7.0	$5.5
Losses	(0.2)	—	—

Total equity securities	5.4	7.0	5.5

Debt securities:
Gains	16.9	1.8	—
Losses	(0.3)	(0.5)	—

Total debt securities	16.6	1.3	—

Net security gains	$22.0	$8.3	$5.5

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded $16.9 million of gross realized gains. Net security gains in 2009 also include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares that are described below. Including other minor gains and losses, net security gains totaled $22.0 million for the year ended December 31, 2009. In connection with the sale of its remaining Class B Visa shares, People’s United Financial entered into a derivative contract with the buyer whereby the cash payments received or paid under the contract, if any, are based on the ultimate resolution of certain litigation involving Visa. The value of the derivative, which was established based on People’s United Financial’s expectations regarding the ultimate resolution of that litigation, was not significant.

In 2008, People’s United Financial recorded a gain of $5.6 million resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s initial public offering (“IPO”). People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. Including a gain of $1.5 million related to the sale of securities acquired in connection with the Chittenden acquisition, and other minor gains and losses, net security gains totaled $8.3 million for the year ended December 31, 2008.

At December 31, 2009, five GSE residential mortgage-backed debt securities classified as available for sale, with a fair value of $303.2 million, had unrealized losses totaling $4.4 million for a period of less than 12 months that were directly related to changes in interest rates. Eight state and municipal securities classified as available for sale with a fair value of $0.3 million had continuous unrealized losses for a period greater than 12 months totaling less than $25,000 at that date. Management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 6—Loans

The following table summarizes People’s United Financial’s loan portfolio:

As of December 31 (in millions)	2009			2008
	New England	Other	Total	New England	Other	Total
Commercial real estate	$4,434.7	$964.7	$5,399.4	$4,237.6	$729.7	$4,967.3
Commercial	2,426.2	1,616.3	4,042.5	2,494.8	1,731.6	4,226.4
Residential mortgage	2,445.8	101.1	2,546.9	3,004.5	140.1	3,144.6
Consumer	2,228.0	17.0	2,245.0	2,215.4	12.0	2,227.4

Total loans	$11,534.7	$2,699.1	$14,233.8	$11,952.3	$2,613.4	$14,565.7

People’s United Financial’s loan portfolio is primarily concentrated within New England with approximately 81% and 82% of the total loan portfolio involving customers within New England at December 31, 2009 and 2008, respectively. Substantially all (approximately 96% at December 31, 2009 and 2008) of the equipment financing activities of PCLC, which is included in commercial, involves customers outside of New England. Approximately 33% of PCLC’s loans at December 31, 2009 were to customers located in California, Texas and Florida. No other state exposure was greater than 5%. PCLC loans and leases totaled $1.2 billion at December 31, 2009 and 2008. Commercial real estate loans include construction loans totaling $812.4 million and $902.3 million at December 31, 2009 and 2008, respectively, net of the unadvanced portion of such loans totaling $177.0 million and $338.2 million, respectively.

One-to-four family residential mortgage loans totaled $2.5 billion and $3.1 billion at December 31, 2009 and 2008, respectively. At December 31, 2009, the portfolio included $1.0 billion of interest-only loans of which $112.7 million are stated income loans, compared to $1.4 billion and $135.3 million, respectively, at December 31, 2008. People’s United Financial’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $65.4 million and $96.8 million at December 31, 2009 and 2008, respectively, net of the unadvanced portion of such loans totaling $9.5 million and $13.5 million, respectively.

People’s United Financial continues to sell essentially all of its newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $13.9 million, $6.5 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Residential mortgage loans at December 31, 2009 and 2008 included loans held for sale (substantially all to be sold servicing released) of $71.3 million and $31.7 million, respectively, which approximate fair value.

At December 31, 2009 and 2008, respectively, the consumer loan portfolio included $2.0 billion and $1.9 billion of home equity loans and $207.3 million and $224.8 million of indirect auto loans.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $25.3 million and $35.2 million at December 31, 2009 and 2008, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Loans acquired in the Chittenden acquisition that exhibited evidence of deterioration in credit quality since origination, such that it was unlikely that all contractually required payments would be collected, were recorded upon acquisition at their estimated fair value, without an allocated allowance for loan losses. Upon acquisition on January 1, 2008, such loans had an outstanding contractual balance of $9.2 million. The outstanding contractual balance of such loans was reduced to $0.7 million and $1.6 million at December 31, 2009 and 2008, respectively, as a result of repayments and charge-offs. The amount of non-accretable discount applicable to these loans was not significant.

The following is a summary of activity in the allowance for loan losses:

Years ended December 31 (in millions)	2009	2008	2007
Balance at beginning of year	$157.5	$72.7	$74.0

Charge-offs:
Commercial real estate	(10.9)	(3.4)	—
Commercial	(9.8)	(5.6)	(7.0)
PCLC	(8.8)	(1.5)	(1.8)
Consumer	(6.5)	(3.7)	(2.7)
Residential mortgage	(5.4)	(1.5)	—
Indirect auto	(4.1)	(3.5)	—

Total charge-offs	(45.5)	(19.2)	(11.5)

Recoveries:
Commercial real estate	0.3	0.2	0.1
Commercial	1.0	1.3	0.3
PCLC	0.2	0.3	0.1
Consumer	0.9	0.9	1.1
Residential mortgage	0.2	0.4	0.6
Indirect auto	0.9	1.2	—

Total recoveries	3.5	4.3	2.2

Net loan charge-offs	(42.0)	(14.9)	(9.3)
Provision for loan losses	57.0	26.2	8.0
Allowance recorded in the Chittenden acquisition	—	73.5	—

Balance at end of year	$172.5	$157.5	$72.7

The principal balances of non-accrual loans are summarized as follows:

As of December 31 (in millions)	2009	2008	2007
Commercial real estate	$72.4	$29.8	$3.7
Residential mortgage	52.7	24.2	8.9
PCLC	20.6	5.8	3.1
Commercial	17.4	21.1	1.3
Consumer	5.7	3.3	3.3
Indirect auto	—	0.1	—

Total non-accrual loans (1)	$168.8	$84.3	$20.3

(1)	Loans past due 90 days or more and still accruing interest totaled $11.8 million and $8.0 million at December 31, 2009 and 2008, respectively (none in 2007).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

If interest payments on all loans classified as non-accrual at December 31, 2009, 2008 and 2007 had been made during the respective years in accordance with the loan agreements, interest income of $12.5 million, $8.6 million and $2.3 million would have been recognized on such loans for the years ended December 31, 2009, 2008 and 2007, respectively. Interest income actually recognized on non-accrual loans totaled $3.3 million, $2.4 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

People’s United Financial’s impaired loans consist of certain non-accrual commercial real estate loans and commercial loans. The recorded investment in impaired loans, which includes TDRs, was $97.7 million at December 31, 2009 and $56.6 million at December 31, 2008, with allowances for loan impairment of $16.6 million and $3.6 million, respectively. These allowances are included in the overall allowance for loan losses. People’s United Financial’s average recorded investment in impaired commercial real estate loans and commercial loans was approximately $89.6 million, $40.3 million and $19.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest collections and income recognized on impaired loans totaled $1.6 million, $1.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

People’s United Financial’s recorded investment in TDRs totaled $3.6 million and $0.5 million at December 31, 2009 and 2008, respectively. Allowances for loan impairment and interest income recognized on these loans were insignificant in both periods.

NOTE 7—Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2009	2008
Land	$37.9	$38.6
Buildings	258.5	246.8
Leasehold improvements	63.8	63.1
Furniture and equipment	298.3	288.2

Total	658.5	636.7
Less accumulated depreciation and amortization	394.0	374.3

Total premises and equipment, net	$264.5	$262.4

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $32.8 million, $31.7 million and $18.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009, People’s United Financial sold two of its branch offices, one located in Vermont and the other in Massachusetts. Included in the sales were approximately $10.0 million in deposits and $0.5 million of fixed assets. People’s United Financial recorded a total gain on sale of $1.4 million that is included in other non-interest income in the Consolidated Statements of Income.

In 2008, People’s United Financial sold a portion of its non-branch properties located in Bridgeport, Connecticut with a carrying amount of $9.0 million, and recognized a loss on sale of $0.8 million that is included in other non-interest expense in the Consolidated Statements of Income. Also in 2008, People’s United Financial sold two of its branch offices located in New Hampshire. Included in the sales were approximately $24.0 million in deposits and $1.4 million of fixed assets. People’s United Financial recorded a total gain on sale of $1.4 million that is included in other non-interest income in the Consolidated Statements of Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—Goodwill and Other Acquisition-Related Intangibles

Goodwill

The following is a summary of People’s United Financial’s goodwill allocated by business segment:

As of December 31 (in millions)	2009	2008
Business Segment:
Commercial Banking	$616.9	$616.9
Retail Banking and Small Business	595.0	595.0
Wealth Management	49.8	49.8

Total goodwill	$1,261.7	$1,261.7

Other Acquisition-Related Intangibles

The following is a summary of People’s United Financial’s other acquisition-related intangibles:

As of December 31 (in millions)	2009			2008
	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Intangibles amortized:
Core deposit intangible	$124.1	$33.5	$90.6	$124.1	$17.1	$107.0
Trust relationships	42.7	5.7	37.0	42.7	2.8	39.9
Insurance relationships	31.5	28.3	3.2	31.5	27.0	4.5

Total	$198.3	$67.5	130.8	$198.3	$46.9	151.4

Trade name intangible (not amortized)			122.7			122.7

Total other acquisition-related intangibles			$253.5			$274.1

Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 11 years. Amortization expense of other acquisition-related intangible assets subject to amortization totaled $20.6 million, $21.3 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in other non-interest expense in the Consolidated Statements of Income. The estimated aggregate amortization expense for each of the next five years is as follows: $18.4 million in 2010; $16.8 million in 2011; $15.5 million in 2012; $14.9 million in 2013; and $13.7 million in 2014.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 9—Other Assets

Selected components of other assets are as follows:

As of December 31 (in millions)	2009	2008
Leased equipment	$74.3	$60.4
Prepaid FDIC assessment (1)	68.9	—
Pension and other retirement benefits (note 18)	68.0	10.5
Accrued interest receivable	54.9	55.7
Economic development investments (note 13)	42.2	39.4
Receivables arising from securities brokerage and insurance businesses	37.4	33.4
Other real estate owned:
Commercial	22.1	7.7
Residential	4.6	3.0
Repossessed assets	12.9	2.4
Other receivables (2)	12.3	28.8
Fair value of derivative financial instruments (note 20)	10.0	54.1

(1)	Represents estimated deposit insurance premiums for 2010, 2011 and 2012 assessed in December 2009 in accordance with FDIC regulations.
(2)	Includes $1.0 million and $14.3 million at December 31, 2009 and 2008, respectively, related to the sale of mortgage servicing rights.

NOTE 10—Deposits

The following is an analysis of People’s United Financial’s total deposits by product type:

As of December 31 (dollars in millions)	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$3,509.0	—%	$3,173.4	—%
Savings, interest-bearing checking and money market	7,327.9	0.65	6,214.7	1.01

Total	10,836.9	0.44	9,388.1	0.67

Time deposits maturing:
Within 6 months	2,244.3	1.60	2,147.1	2.60
After 6 months but within 1 year	1,441.9	1.67	2,266.1	3.35
After 1 but within 2 years	757.1	1.90	325.2	2.99
After 2 but within 3 years	78.2	2.80	63.8	3.46
After 3 years	87.2	3.16	79.1	3.71

Total	4,608.7	1.72	4,881.3	3.00

Total deposits	$15,445.6	0.82%	$14,269.4	1.47%

Time deposits issued in amounts of $100,000 or more totaled $1.5 billion and $1.4 billion at December 31, 2009 and 2008, respectively. Non-interest-bearing deposit overdrafts totaling $4.3 million and $15.3 million at December 31, 2009 and 2008, respectively, have been classified as loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2009	2008	2007
Savings, interest-bearing checking and money market	$48.2	$78.5	$47.5
Time	125.2	183.6	166.1

Total interest expense	$173.4	$262.1	$213.6

NOTE 11—Borrowings

People’s United Financial’s borrowings are as follows:

As of December 31 (dollars in millions)	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Repurchase agreements maturing within 1 month	$144.1	0.48%	$156.7	0.69%

Fixed rate FHLB advances maturing:
Within 1 year	7.7	3.98	—	—
After 1 but within 2 years	1.7	3.97	8.3	3.93
After 2 but within 3 years	—	—	1.8	3.96
After 5 years	5.4	2.04	5.0	2.14

Total FHLB advances	14.8	3.28	15.1	3.34

Other	—	—	16.1	2.52

Total borrowings	$158.9	0.74%	$187.9	1.06%

At December 31, 2009, People’s United Bank’s total borrowing limit from the FHLB and Federal Reserve Bank of New York for advances and repurchase agreements was $2.3 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a blanket security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2009	2008	2007
FHLB advances	$0.8	$0.8	$—
Repurchase agreements	0.7	2.1	—
Federal funds purchased	—	—	0.2
Other	—	0.6	—

Total interest expense	$1.5	$3.5	$0.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information concerning People’s United Financial’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2009	2008	2007
Repurchase agreements:
Balance at year end	$144.1	$156.7	$—
Carrying amount of collateral securities at year end	151.3	165.2	—
Average outstanding during the year	151.2	123.0	—
Maximum outstanding at any month end	173.1	167.4	—
Average interest rate during the year	0.46%	1.72%	—%

FHLB advances:
Balance at year end	$14.8	$15.1	$—
Average outstanding during the year	14.8	16.2	0.1
Maximum outstanding at any month end	15.0	20.2	0.8
Average interest rate during the year	5.28%	5.16%	5.04%

Federal funds purchased:
Balance at year end	$—	$—	$—
Average outstanding during the year	—	—	3.3
Maximum outstanding at any month end	—	—	9.7
Average interest rate during the year	—%	—%	5.23%

NOTE 12—Subordinated Notes

Subordinated notes are summarized as follows:

As of December 31 (in millions)	2009	2008
People’s United Financial:
5.80% fixed rate/floating rate subordinated notes due 2017	$116.2	$115.0
People’s United Bank:
9.875% fixed rate subordinated notes due 2010	65.6	65.5

Total subordinated notes	$181.8	$180.5

People’s United Financial assumed the 5.80% subordinated notes in connection with the Chittenden acquisition. These subordinated notes, which were issued in February 2007, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. Beginning February 14, 2012, People’s United Financial has the option to redeem some or all of the notes.

The 9.875% subordinated notes represent unsecured general obligations of People’s United Bank with interest payable semi-annually; are subordinated to the claims of depositors and People’s United Bank’s other creditors; and are not redeemable prior to maturity (November 15, 2010) without prior approval of the OTS.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 13—Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2009	2008	2007
Income tax expense applicable to:
Continuing operations	$43.1	$67.0	$75.5
Discontinued operations	—	—	0.8

Total income tax expense	$43.1	$67.0	$76.3

Income tax (benefit) expense applicable to items reported in other comprehensive income	$(1.0)	$(31.1)	$15.9

The components of income tax expense applicable to pre-tax income from continuing operations are summarized in the following table. State income tax expense for the years ended December 31, 2009 and 2008 reflects People’s United Financial’s expanded geographic franchise following the acquisition of Chittenden. The income tax effects related to items recognized in other comprehensive income (loss) are described in Note 17.

Years ended December 31 (in millions)	2009	2008	2007
Current tax expense:
Federal	$57.1	$76.7	$81.1
State	0.6	5.7	0.1

Total current tax expense	57.7	82.4	81.2
Deferred tax benefit (1)	(14.6)	(15.4)	(5.7)

Total income tax expense	$43.1	$67.0	$75.5

(1)	Includes the effect of increases (decreases) in the valuation allowance for state deferred tax assets of $13.5 million, $(4.8) million, and $4.0 million in 2009, 2008 and 2007, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense from continuing operations:

Years ended December 31 (dollars in millions)	2009	2008	2007
Expected income tax expense	$50.5	$71.7	$78.7
Federal income tax credits (1)	(4.2)	(4.0)	—
Tax-exempt interest	(3.3)	(3.4)	(0.4)
Income from bank-owned life insurance	(2.9)	(3.7)	(3.7)
State income tax, net of federal tax effect (2)	(0.3)	3.7	0.1
Other, net	3.3	2.7	0.8

Actual income tax expense	$43.1	$67.0	$75.5

Effective income tax rate	29.9%	32.7%	33.6%

(1)	In connection with the acquisition of Chittenden, People’s United Financial acquired $25 million of limited partnership investments to develop and operate affordable housing units for lower income tenants throughout New England. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years).
(2)	Reflects a $2.0 million deferred tax benefit in 2009 due to a reduction in the combined state income tax rate following the charter consolidations of the former Chittenden banks (see Note 3).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2009 and expire between 2020 and 2028.

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2009	2008
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$67.7	$63.7
State tax net operating loss carryforwards, net of federal tax effect	67.6	59.4
Leasing activities	19.8	12.7
Equity-based compensation	10.9	11.0
Pension and other postretirement benefits	3.5	9.1
Charitable contribution carryforward	0.7	6.9
Other deductible temporary differences	14.7	19.2

Total deferred tax assets	184.9	182.0
Less valuation allowance for state deferred tax assets	(60.6)	(47.1)

Total deferred tax assets, net of the valuation allowance	124.3	134.9

Deferred tax liabilities:
Acquisition-related deferred tax liabilities	(116.3)	(133.4)
Tax over book depreciation	(55.6)	(52.9)
Mark-to-market and original issue discounts for tax purposes	(5.3)	(6.1)
Book over tax income recognized on consumer loans	(3.8)	(5.5)
Other taxable temporary differences	(17.6)	(26.4)

Total deferred tax liabilities	(198.6)	(224.3)

Net deferred tax liability (included in other liabilities)	$(74.3)	$(89.4)

Based on People’s United Financial’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United Financial will realize its total deferred tax assets, net of the valuation allowance.

People’s United Financial’s current income tax receivables at December 31, 2009 and 2008 totaled $4.2 million and $22.5 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a reconciliation of the beginning and ending balances of People’s United Financial’s unrecognized income tax benefits related to uncertain tax positions (included in other liabilities):

(in millions)	2009	2008	2007
Balance at January 1	$3.0	$1.4	$1.0
Unrecognized benefits recorded in the Chittenden acquisition	—	1.7	—
Additions for tax positions taken in the current year	—	—	0.4
Additions for tax positions taken in prior years	0.9	0.2	—
Reductions for tax positions taken in prior years	—	(0.3)	—
Reductions attributable to audit settlements/lapse of statue of limitations	(0.3)	—	—

Balance at December 31	$3.6	$3.0	$1.4

If recognized, the unrecognized income tax benefits at December 31, 2009 would minimally affect People’s United Financial’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.6 million and $0.5 million at December 31, 2009 and 2008, respectively. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income.

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial has minimal foreign operations which, at the present time, are not subject to income taxes.

People’s United Financial is no longer subject to federal income tax examinations through 2005 or state income tax examinations through 2003. While People’s United Financial is not currently under examination by the Internal Revenue Service, several state examinations have recently commenced. It is not anticipated that the amount of total unrecognized income tax benefits will change significantly within the next twelve months.

NOTE 14—Stockholders’ Equity and Dividends

People’s United Financial, Inc. is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2009, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 348.2 million shares were issued as of December 31, 2009.

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) (see Note 18). At the time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2009, a total of 9.4 million shares of People’s United Financial common stock, with a contra-equity balance of $195.2 million, have not been allocated or committed to be released.

In conjunction with establishing the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) in October 2007 (see Note 19), a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At December 31, 2009, 3.2 million shares, which have been classified as treasury stock in the Consolidated Statements of Condition, were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, could be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. As of December 31, 2009, no shares had been repurchased under this program.

Dividends declared and paid per common share (other than shares on which People’s Mutual Holdings waived receipt of dividends prior to completing the second-step conversion in April 2007) totaled $0.61, $0.58 and $0.52 for the years ended December 31, 2009, 2008 and 2007, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2009, 2008 and 2007 was 201.1%, 141.1% and 87.0%, respectively.

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

In 2008, People’s United Bank’s paid $1.8 billion in dividends (none in 2009) to its parent, People’s United Financial, which may be used for general corporate purposes, including the payment of dividends to People’s United Financial’s shareholders and the stock repurchase program discussed above. As a result, such amounts reduced People’s United Bank’s regulatory capital. At December 31, 2009, People’s United Bank’s retained net income (deficit), as defined by the OTS, totaled $(1.6) billion.

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

Management believes that, as of December 31, 2009 and 2008, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2009 and 2008 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2009 and 2008, People’s United Bank’s adjusted total assets, as defined, totaled $19.5 billion and $18.0 billion, respectively, and its total risk-weighted assets, as defined, totaled $14.9 billion and $14.7 billion, respectively. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

(dollars in millions)	People’s United Bank			OTS Requirements
				Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Tangible capital	$1,948.2	(1)	10.0%	n/a	n/a	$291.8	1.5%
Leverage (core) capital	1,948.2	(1)	10.0	$972.8	5.0%	778.2	4.0
Risk-based capital:
Tier 1	1,948.2	(1)	13.1	893.1	6.0	595.4	4.0
Total	2,104.4	(2)	14.1	1,488.5	10.0	1,190.8	8.0

As of December 31, 2008
Tangible capital	$1,801.8	(1)	10.0%	n/a	n/a	$270.0	1.5%
Leverage (core) capital	1,801.8	(1)	10.0	$900.1	5.0%	720.1	4.0
Risk-based capital:
Tier 1	1,801.8	(1)	12.2	883.0	6.0	588.7	4.0
Total	1,968.0	(2)	13.4	1,471.7	10.0	1,177.3	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 16—Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2009	2008	2007
Income from continuing operations	$101.2	$137.8	$149.2
Income from discontinued operations	—	—	1.5

Net income	101.2	137.8	150.7
Dividends paid on participating securities	(1.8)	(2.0)	(0.4)

Income attributable to common shareholders	$99.4	$135.8	$150.3

Average common shares outstanding for basic EPS	332.0	329.3	290.8
Effect of dilutive equity-based awards	0.3	0.8	1.3

Average common and common-equivalent shares for diluted EPS	332.3	330.1	292.1

Basic EPS:
Income from continuing operations	$0.30	$0.41	$0.52
Net income	0.30	0.41	0.52

Diluted EPS:
Income from continuing operations	$0.30	$0.41	$0.52
Net income	0.30	0.41	0.52

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share for 2009, 2008 and 2007. A total of 9.8 million, 9.3 million and 10.3 million anti-dilutive equity-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2009, 2008 and 2007, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 17—Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for 2009, 2008 and 2007 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2009	2008	2007
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(87.6)	$(106.0)	$(27.3)
Net gain on derivatives accounted for as cash flow hedges	13.9	26.8	8.6
Net unrealized (loss) gain on securities available for sale	(1.1)	3.8	0.1

Total accumulated other comprehensive loss	$(74.8)	$(75.4)	$(18.6)

The following is a summary of the components of People’s United Financial’s other comprehensive income (loss):

Year ended December 31, 2009 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain adjustment arising during the year	$12.9	$(3.9)	$9.0
Reclassification adjustment for net actuarial loss included in net income	6.6	(2.0)	4.6

Net actuarial gain	19.5	(5.9)	13.6

Prior service credit on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	6.9	(2.1)	4.8
Reclassification adjustment for prior service credit included in net income	(0.4)	0.1	(0.3)

Prior service credit	6.5	(2.0)	4.5

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.1)	0.3

Net actuarial gain, prior service credit and transition obligation	26.4	(8.0)	18.4

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	9.2	(3.0)	6.2
Reclassification adjustment for net realized gains included in net income	(16.4)	5.3	(11.1)

Net unrealized losses	(7.2)	2.3	(4.9)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.2	(0.4)	0.8
Reclassification adjustment for net realized gains included in net income	(20.8)	7.1	(13.7)

Net unrealized losses	(19.6)	6.7	(12.9)

Other comprehensive income	$(0.4)	$1.0	$0.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Year ended December 31, 2008 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss adjustment arising during the year	$(121.0)	$42.5	$(78.5)
Reclassification adjustment for net actuarial loss included in net income	1.7	(0.6)	1.1

Net actuarial loss	(119.3)	41.9	(77.4)

Prior service cost on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	(0.5)	0.2	(0.3)
Reclassification adjustment for prior service credit included in net income	(0.4)	0.2	(0.2)

Prior service cost	(0.9)	0.4	(0.5)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(119.8)	42.1	(77.7)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	4.9	(1.2)	3.7

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	23.9	(8.4)	15.5
Reclassification adjustment for net realized losses included in net income	4.1	(1.4)	2.7

Net unrealized gains	28.0	(9.8)	18.2

Other comprehensive loss	$(86.9)	$31.1	$(55.8)

Year ended December 31, 2007 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain adjustment arising during the year	$18.9	$(6.6)	$12.3
Reclassification adjustment for net actuarial loss included in net income	4.5	(1.6)	2.9

Net actuarial gain	23.4	(8.2)	15.2

Prior service credit on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	2.1	(0.7)	1.4
Reclassification adjustment for prior service credit included in net income	(0.1)	—	(0.1)

Prior service credit	2.0	(0.7)	1.3

Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.1)	0.3

Net actuarial gain, prior service credit and transition obligation	25.8	(9.0)	16.8

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	16.4	(5.8)	10.6
Reclassification adjustment for net realized losses included in net income	3.1	(1.1)	2.0

Net unrealized gains	19.5	(6.9)	12.6

Other comprehensive income	$45.3	$(15.9)	$29.4

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

An employer is required to recognize an asset or a liability for the funded status of pension and other postretirement benefit plans. The funded status is measured as the difference between the fair value of plan assets and the applicable benefit obligation, which is the projected benefit obligation for a pension plan and the accumulated postretirement benefit obligation for an other postretirement benefit plan.

Plan assets and benefit obligations are required to be measured as of the date of the employer’s fiscal year-end, effective for fiscal years ending after December 15, 2008. Therefore, in 2008, People’s United Financial changed its pension plan measurement date and performed a measurement of plan assets and benefit obligations as of January 1, 2008. The net periodic benefit cost for the period between the measurement date used for purposes of 2007 year-end reporting (September 30, 2007) and December 31, 2007 was recorded as an adjustment, net of tax, to the opening balance of retained earnings as of January 1, 2008. Other changes in the fair value of plan assets and the benefit obligations for the period between September 30, 2007 and December 31, 2007 were recognized, net of tax, as a separate adjustment to the opening balance of accumulated other comprehensive loss as of January 1, 2008. Application of these transition provisions on January 1, 2008 resulted in People’s United Financial recording a pre-tax reduction in retained earnings of $0.4 million ($0.3 million net of tax) and a pre-tax increase in accumulated other comprehensive loss of $1.6 million ($1.0 million net of tax).

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2010, no employer contributions are expected to be made for the qualified plan. Employer contributions for 2010 are expected to total $4.4 million for all of the unfunded supplemental pension plans and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans. Expected future net benefit payments for the pension plans as of December 31, 2009 are: $11.1 million in 2010; $10.8 million in 2011; $15.1 million in 2012; $13.6 million in 2013; $14.5 million in 2014; and an aggregate of $96.8 million in 2015 through 2019. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2009 are: $1.1 million in both 2010 and 2011; $1.0 million in 2012; $0.9 million in both 2013 and 2014; and an aggregate of $4.2 million in 2015 through 2019.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes changes in the benefit obligations and plan assets for (i) the pension plans (combining the funded plan and the unfunded supplemental plans), and (ii) the other postretirement benefits plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. As discussed above, all plans have a December 31 measurement date that coincides with People’s United Financial’s year end. As permitted, for 2007, People’s United Financial used a measurement date of September 30 for plan accounting purposes and, accordingly, changes in benefit obligations and plan assets presented in the table for 2008 are for the fifteen-month period from September 30, 2007 to December 31, 2008.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008
Benefit obligations: (1)
Beginning of year/period	$264.0	$231.9	$10.8	$11.1
Transition period:
Service cost	—	2.1	—	—
Interest cost	—	3.6	—	0.2
Actuarial gain	—	(7.2)	—	(0.2)
Benefits paid	—	(1.8)	—	(0.2)
Service cost	9.3	8.0	0.2	0.2
Interest cost	15.8	14.9	0.6	0.6
Plan amendments	—	0.5	—	—
Actuarial loss (gain)	4.2	21.4	0.2	(0.2)
Actuarial loss due to Medicare subsidy	—	—	—	0.1
Benefits paid	(10.9)	(8.1)	(1.0)	(0.8)
Special termination benefits	0.2	—	—	—
Curtailments	—	(1.3)	—	—

End of year	282.6	264.0	10.8	10.8

Fair value of plan assets:
Beginning of year/period	231.2	309.0	—	—
Transition period:
Actual loss on assets	—	(3.5)	—	—
Employer contributions	—	0.3	—	0.2
Benefits paid	—	(1.8)	—	(0.2)
Actual return (loss) on assets	49.6	(66.3)	—	—
Employer contributions	3.7	1.6	1.0	0.8
Benefits paid	(10.9)	(8.1)	(1.0)	(0.8)

End of year	273.6	231.2	—	—

Funded status at end of year	$(9.0)	$(32.8)	$(10.8)	$(10.8)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$23.1	$0.3	$—	$—
Other liabilities	(32.1)	(33.1)	(10.8)	(10.8)

Funded status at end of year	$(9.0)	$(32.8)	$(10.8)	$(10.8)

(1)	Represents projected benefit obligations for pension plans and accumulated benefit obligations for postretirement plans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Plan assets for the funded plan of $273.6 million as of December 31, 2009 exceeded both the related accumulated benefit obligation of $225.1 million and the projected benefit obligation of $250.5 million at that date. Although the nonqualified supplemental plans hold no assets, People’s United Financial has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $33.9 million as of December 31, 2009 (which are included in other assets in the Consolidated Statements of Condition) exceeded both the related accumulated benefit obligation of $30.8 million and the projected benefit obligation of $32.1 million at that date.

The following table summarizes the accumulated and projected benefit obligations for the funded and unfunded pension plans at the respective measurement dates:

	Pension Benefits
At December 31 (in millions)	2009	2008
Accumulated benefit obligations:
Funded plan	$225.1	$207.5
Unfunded plans	30.8	30.0

Total	$255.9	$237.5

Projected benefit obligations:
Funded plan	$250.5	$230.9
Unfunded plans	32.1	33.1

Total	$282.6	$264.0

Components of the net periodic benefit expense (income) and other amounts recognized in other comprehensive income or loss are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit expense (income):
Service cost	$9.3	$8.0	$8.3	$0.2	$0.2	$0.2
Interest cost	15.8	14.9	13.4	0.6	0.6	0.6
Expected return on plan assets	(24.6)	(24.5)	(22.3)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.4	0.4	0.4
Recognized net actuarial loss	5.7	1.7	4.5	—	—	—
Recognized prior service (credit) cost	(0.2)	(0.2)	0.1	(0.2)	(0.2)	(0.2)
Special termination benefits	0.2	—	—	—	—	—
Curtailments	—	(1.3)	—	—	—	—

Net periodic benefit expense (income)	6.2	(1.4)	4.0	1.0	1.0	1.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial (gain) loss	(26.5)	110.7	(23.3)	0.3	—	(0.1)
Transition obligation	—	—	—	(0.4)	(0.4)	(0.4)
Prior service cost (credit)	0.2	0.6	(2.2)	0.2	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(26.3)	111.3	(25.5)	0.1	(0.2)	(0.3)

Total recognized in net periodic benefit expense (income) and other comprehensive income or loss	$(20.1)	$109.9	$(21.5)	$1.1	$0.8	$0.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2009	2008	2009	2008
Net actuarial loss	$129.3	$155.8	$0.5	$0.2
Transition obligation	—	—	1.0	1.4
Prior service credit	(1.3)	(1.5)	(1.2)	(1.4)

Total accumulated other comprehensive loss	$128.0	$154.3	$0.3	$0.2

In 2010, approximately $6.7 million and $(0.2) million in net actuarial losses and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the funded and unfunded pension plans, and approximately $0.4 million and $(0.2) million in net transition obligation and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the other postretirement benefits plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit expense (income):

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.10%	6.40%	6.00%	6.10%	6.40%
Rate of compensation increase	3.40	3.50	3.50	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.10%	6.60%	6.00%	6.10%	6.60%	6.00%
Expected return on plan assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	3.50	3.50	3.50	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	8.25%	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	5.00	5.00
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2017	2014

n/a – not applicable

(1)	Changes in the net periodic benefit cost and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

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

The investment strategy of the People’s United Financial retirement plan is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy which contains the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash reserves	3	1 - 15
Equity securities	64	50 - 76
Fixed income securities	33	27 - 39

Equity securities may include convertible securities, and are required to be diversified among industries and economic sectors. Limitations have been established on the overall allocation to any individual security representing more than 3% of the market value of total plan assets. A limit of 26% of equity holdings may be invested in international equities. Short sales, margin purchases and similar speculative transactions are prohibited.

Fixed income securities are oriented toward risk-averse, investment-grade securities rated “A” or higher. A limit of up to 4% of the fixed income holdings may be invested in issues rated below “Baa” by Moody’s or “BBB” by Standard & Poor’s, if the higher investment risk is compensated for by the prospect of a positive incremental investment return. With the exception of U.S. government securities, in which the plan may invest the entire fixed income allocation, fixed income securities require diversification among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
At December 31	2009	2008
Equity securities	60%	49%
Cash and fixed income securities	40	51

Total	100%	100%

The plan asset mix at December 31, 2008 was in direct response to the extreme volatility experienced in the equity markets during 2008. Pension assets were redirected from equity securities to fixed income securities with the primary objective of preserving asset value. This resulted in an asset allocation at December 31, 2008 that is outside of the plan’s asset allocation guidelines.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables present People’s United Financial’s pension plan assets measured at fair value (see Note 1):

	Fair Value Measurements Using			Total
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$29.1	$—	$—	$29.1
Equity securities:
Large-cap	93.0	—	—	93.0
Mutual funds	—	70.4	—	70.4
Fixed income securities:
Corporate	—	41.1	—	41.1
U.S. Treasury and agency	—	30.3	—	30.3
Mutual funds	—	8.1	—	8.1
U.S. agency residential mortgage-backed securities	—	0.8	—	0.8
Other	—	0.8	—	0.8

Total	$122.1	$151.5	$—	$273.6

	Fair Value Measurements Using			Total
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$38.7	$—	$—	$38.7
Equity securities:
Large-cap	66.3	—	—	66.3
Mutual funds	—	46.3	—	46.3
Fixed income securities:
Corporate	—	39.9	—	39.9
U.S. Treasury and agency	—	32.9	—	32.9
Mutual funds	—	5.1	—	5.1
U.S. agency residential mortgage-backed securities	—	0.8	—	0.8
Other	—	1.2	—	1.2

Total	$105.0	$126.2	$—	$231.2

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. At December 31, 2009, the fair value of plan assets totaled $72.8 million (invested in cash equivalents and fixed income securities totaling $56.4 million and equity securities totaling $16.4 million) and the projected benefit obligation totaled $61.8 million resulting in a funded status of $11.0 million, which has been recognized as an asset in the Consolidated Statements of Condition. The asset recognized for the plan’s funded status was $10.2 million at December 31, 2008. A discount rate of 5.60% was used in determining the projected benefit obligation at December 31, 2009. Pre-tax net actuarial losses totaling $15.5 million ($9.9 million net of tax) and pre-tax prior service credits totaling $6.9 million ($4.4 million net of tax) were included in accumulated other comprehensive loss at December 31, 2009.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Net periodic benefit income for this plan totaled $0.5 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively. Included in net periodic benefit income for 2009 is a partial settlement charge totaling $0.9 million as a result of lump-sum benefit payments in excess of the sum of the plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro rata portion of the aggregate gain or loss recorded in accumulated other comprehensive income (loss). The weighted average assumptions used to determine 2009 and 2008 net periodic benefit income were (i) discount rates of 6.00% and 6.25%, respectively, and (ii) an expected long-term rate of return on plan assets of 6.50% in both years. In 2010, approximately $2.4 million in net periodic benefit income (primarily consisting of expected return on plan assets, interest cost and prior service credit) is expected to be recognized.

In 2010, no employer contributions are expected to be made for this plan. Expected future net benefit payments for this plan as of December 31, 2009 are: $6.8 million in 2010; $4.4 million in 2011; $4.6 million in 2012; $5.3 million in 2013; $4.4 million in 2014; and an aggregate of $23.3 million in 2015 through 2019.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.9 million in both 2009 and 2008 and $4.2 million in 2007. At December 31, 2009, the loan balance totaled $205.9 million.

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

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, 1,045,358 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2009, a total of 9,408,217 shares of People’s United Financial common stock, with a fair value of $157.1 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $5.7 million, $6.0 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Employee Savings Plans

People’s United Financial sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, effective January 1, 2009 employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. People’s United Financial may increase the amount of its matching contribution to 5% of pre-tax compensation if certain bankwide performance objectives are met. Participants vest immediately in their own contributions and after one year in People’s United Financial contributions. A supplemental savings plan has also been established for certain senior officers. In addition, People’s United Financial maintained throughout 2008 a savings plan that covered former Chittenden employees. This plan was merged with and into the People’s United Financial’s employee savings plan in the first quarter of 2009. Expense recognized for these employee savings plans totaled $14.2 million, $13.1 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 19—Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) and the predecessor 1998 Long-Term Incentive Plan (the “1998 Incentive Plan”) (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) stock appreciation rights, restricted stock and performance units. A total of 10,000,000 shares of People’s United Financial common stock are reserved for issuance under the 2008 Incentive Plan. At December 31, 2009, a total of 8,793,414 reserved shares remain available for future awards.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Recognition and Retention Plan and Stock Option Plan

The People’s United Financial 2007 Recognition and Retention Plan and 2007 Stock Option Plan (together the “2007 Plans”) provide for awards to directors, officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) restricted stock. Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2009, a total of 3,211,388 shares and 6,075,530 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

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

Stock Options Granted

People’s United Financial granted stock options totaling 705,586 and 549,390 in 2009 and 2008, respectively, under the Incentive Plans, and 323,413 in 2007 under the 1998 Long-Term Incentive Plan. The estimated weighted-average grant-date fair value of options granted in 2009, 2008 and 2007 was $3.77 per option, $2.99 per option and $4.35 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.7% in 2009, 3.5% in 2008 and 2.3% in 2007; expected volatility rate of 33% in 2009, 24% in 2008 and 21% in 2007; risk-free interest rate of 2.3% in 2009, 2.9% in 2008 and 4.6% in 2007; and expected option life of approximately 6 years in 2009 and 5 years in 2008 and 2007.

People’s United Financial granted stock options totaling 314,350 in 2009, 1,213,175 in 2008 and 9,935,186 in 2007 to directors, key executive officers and employees under the 2007 Plans. The estimated weighted-average grant-date fair value of options granted under the 2007 Plans was $3.80 per option in 2009, $2.98 per option in 2008 and $3.38 per option in 2007, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.8% in 2009, 3.4% in 2008 and 3.0% in 2007; expected volatility rate of 33% in 2009, 24% in 2008 and 22% in 2007; risk-free interest rate of 2.7% in 2009, 3.0% in 2008 and 4.1% in 2007; and expected option life of approximately 6 years in 2009 and 5 years in 2008 and 2007.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Expense relating to stock options granted is recognized on a straight-line basis generally over the applicable option vesting period and totaled $7.0 million, $6.0 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.7% per year over the vesting period, totaled $16.4 million at December 31, 2009, and is expected to be recognized over the remaining weighted-average vesting period of 3.2 years. The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $14.9 million and $3.9 million, respectively.

The following is a summary of stock option activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Stock Option Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2006	2,992,866	$9.20
Granted	10,258,599	18.01
Forfeited	(13,503)	17.43
Exercised	(341,521)	7.52

Options outstanding at December 31, 2007	12,896,441	16.24

Granted	1,762,565	16.92
Forfeited	(2,007,114)	18.08
Exercised	(2,252,405)	11.18

Options outstanding at December 31, 2008	10,399,487	17.10

Granted	1,019,936	16.46
Forfeited	(495,949)	18.07
Exercised	(58,113)	9.79

Options outstanding at December 31, 2009	10,865,361	$17.04	7.8	$6.2

Options exercisable at December 31, 2009	4,238,348	$16.38	7.2	$5.3

(1)	Reflects only those stock options with intrinsic value at December 31, 2009.

Additional information concerning options outstanding and options exercisable at December 31, 2009 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$ 4.78 - $ 5.31	75,700	3.0	$5.23	75,700	$5.23
5.45 - 9.63	330,220	4.0	9.15	330,220	9.15
12.02 - 17.76	4,823,169	8.0	16.31	1,625,379	15.74
18.10 - 21.63	5,636,272	7.9	18.28	2,207,049	18.32

Excess income tax benefits of $3.2 million and $2.0 million were classified as a cash flow from financing activity in the Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Recognition and Retention Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2006	938,698	$13.61
Granted	4,378,574	18.07
Forfeited	(17,274)	15.51
Vested	(225,600)	9.61

Unvested restricted shares outstanding at December 31, 2007	5,074,398	17.63

Granted	895,681	17.00
Forfeited	(949,732)	18.07
Vested	(1,461,756)	17.00

Unvested restricted shares outstanding at December 31, 2008	3,558,591	17.61

Granted	508,010	16.56
Forfeited	(203,318)	17.96
Vested	(848,126)	17.48

Unvested restricted shares outstanding at December 31, 2009	3,015,157	$17.45

Straight-line amortization of unvested restricted stock awards resulted in expense of $17.7 million, $15.2 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.3% per year over the vesting period, totaled $41.1 million at December 31, 2009, and is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. The total fair value of restricted stock awards vested in the years ended December 31, 2009, 2008 and 2007 was $14.0 million, $24.2 million and $4.8 million, respectively.

During 2009, employees of People’s United Financial tendered 142,786 shares of common stock in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. Rather, all shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock. The total cost of shares repurchased and retired during 2009 was $2.4 million.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2009 and 2008, directors were granted a total of 58,760 shares and 53,500 shares, respectively, of People’s United Financial common stock with grant date fair values of $16.02 per share and $17.41 per share, respectively at those dates. No grants were made to directors under the Directors’ Equity Plan in 2007. Expense totaling $0.9 million, $0.9 million and $0.2 million was recognized for the years ended December 31, 2009, 2008 and 2007, respectively, for the Directors’ Equity Plan. At December 31, 2009, a total of 312,765 shares remain available for issuance.

NOTE 20—Fair Value Measurements

Described below are the valuation methodologies used by People’s United Financial and the resulting fair value measurements of those financial instruments reported at fair value on both a recurring and non-recurring basis.

Recurring Fair Value Measurements

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices for identical securities, received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities, and government agency-issued mortgage-backed securities, all of which are included in Level 2. With respect to mortgage-backed securities, People’s United Financial held GNMA residential mortgage-backed securities with a fair value of $333 million at December 31, 2008 (none at December 31, 2009). While such securities are backed by the full faith and credit of the U.S. government and, as a result, present no credit risk, they have been classified as Level 2 assets due to the method used in determining their fair value. The remaining residential mortgage-backed securities held by People’s United Financial at December 31, 2008 and all such securities at December 31, 2009 were issued by other GSEs and are also included in Level 2.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis (see Note 1):

	Fair Value Measurements Using			Total
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities	$75.7	$—	$—	$75.7
Securities available for sale:
U.S. Treasury and agency	10.8	—	—	10.8
GSE residential mortgage-backed securities	—	728.1	—	728.1
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Interest rate swaps	—	9.6	—	9.6
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$86.5	$738.9	$—	$825.4

Liabilities:
Interest rate swaps	$—	$8.6	$—	$8.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$—	$8.9	$—	$8.9

	Fair Value Measurements Using			Total
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities	$21.4	$—	$—	$21.4
Securities available for sale:
U.S. Treasury, agency and GSE	1,472.1	—	—	1,472.1
U.S. agency and GSE residential mortgage-backed securities	—	375.4	—	375.4
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Interest rate floors	—	46.3	—	46.3
Interest rate swaps	—	7.3	—	7.3
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$1,493.5	$430.3	$—	$1,923.8

Liabilities:
Interest rate swaps	$—	$7.7	$—	$7.7
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total	$—	$8.7	$—	$8.7

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

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets are recorded at the lower of cost or fair values, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as independent third-party appraisals and price opinions. Assets that are acquired through loan default are recorded as held for sale initially at the lower of the recorded investment in the loan or fair value (less estimated selling costs) upon the date of foreclosure/repossession. Subsequent to foreclosure/repossession, valuations are updated periodically and the carrying amounts of these assets may be reduced further.

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$71.3	$—	$71.3
Impaired loans (2)	—	—	53.8	53.8
Other real estate owned and repossessed assets (3)	—	—	39.6	39.6

Total	$—	$71.3	$93.4	$164.7

	Fair Value Measurements Using
As of December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$31.7	$—	$31.7
Impaired loans (2)	—	—	33.0	33.0
Other real estate owned and repossessed assets (3)	—	—	13.1	13.1

Total	$—	$31.7	$46.1	$77.8

(1)	No fair value adjustments were recorded for the years ended December 31, 2009 and 2008.
(2)	Represents impaired loans measured based on the fair value of the underlying collateral. Related impairment charges totaled $13.0 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively.
(3)	Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $12.8 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. Write downs and net loss on sale related to foreclosed/repossessed assets charged to non-interest expense totaled $0.8 million for both 2009 and 2008.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	2009		2008
As of December 31 (in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$3,418.0	$3,418.0	$1,483.9	$1,483.9
Securities purchased under agreements to resell	400.0	400.0	—	—
Securities (1)	901.8	901.8	1,901.7	1,901.7
Loans, net	14,061.3	13,924.8	14,408.2	14,598.9
Accrued interest receivable	54.9	54.9	55.7	55.7

Financial liabilities (other than derivatives):
Time deposits	4,608.7	4,636.2	4,881.3	4,926.9
Other deposits	10,836.9	10,836.9	9,388.1	9,388.1
Repurchase agreements	144.1	144.1	156.7	156.6
FHLB advances	14.8	14.6	15.1	15.1
Other borrowings	—	—	16.1	16.0
Subordinated notes	181.8	195.1	180.5	162.6
Accrued interest payable	7.2	7.2	8.8	8.8

Derivative financial instruments: (2)
Recognized as an asset:
Interest rate swaps	9.6	9.6	7.3	7.3
Interest rate floors	—	—	46.3	46.3
Foreign exchange contracts	0.1	0.1	—	—
Interest rate-lock commitments on residential mortage loans	0.3	0.3	—	—
Forward commitments to sell residential mortage loans	—	—	0.5	0.5
Recognized as a liability:
Interest rate swaps	8.6	8.6	7.7	7.7
Foreign exchange contracts	—	—	0.5	0.5
Forward commitments to sell residential mortage loans	0.3	0.3	—	—
Interest rate-lock commitments on residential mortage loans	—	—	0.5	0.5

(1)	Includes (i) trading account securities of $75.7 million and $21.4 million at December 31, 2009 and 2008, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $31.1 million at both December 31, 2009 and 2008.
(2)	See Note 22 for a further discussion of derivative financial instruments.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As discussed in Note 1, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (an “exit price” approach to value).

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

The following is a description of the principal valuation methods used by People’s United Financial for financial instruments other than securities and derivatives, which were previously discussed:

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

Deposit Liabilities

The fair values of time deposits represent contractual cash flows discounted at current rates determined by reference to a Libor/swap curve over the remaining period to maturity. The fair values of other deposit liabilities (those with no stated maturity, such as checking and savings accounts) are equal to the carrying amounts payable on demand. Deposit fair values do not include the intangible value of core deposit relationships that comprise a significant portion of People’s United Financial’s deposit base. Management believes that People’s United Financial’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the deposit balances.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 21—Legal Proceedings and Lease Commitments

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Legal Proceedings

On April 21, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The plaintiffs, who state that they are customers of People’s United Bank, claim to have suffered damages as a result of People’s United Bank’s alleged failure to safeguard the plaintiffs’ financial and personal information. The plaintiffs moved for certification of the case as a class action on behalf of themselves and all People’s United Bank customers who are similarly situated. The plaintiffs withdrew their complaint on November 12, 2009.

On May 23, 2008, People’s United Bank was served with a complaint naming it as a defendant in a lawsuit filed by a group of individuals in Connecticut Superior Court. The complaint, which also names BNY Mellon LLC as a defendant, alleges that the plaintiffs were damaged by BNY Mellon’s loss of unencrypted electronic data including personal information about the plaintiffs. BNY Mellon served as the conversion agent in connection with the second-step conversion in 2007, pursuant to which People’s United Bank became a wholly-owned subsidiary of People’s United Financial. The plaintiffs moved for certification of the case as a class action on behalf of themselves and all People’s United Bank customers who are similarly situated. The case was removed from state court to the United States District Court for the District of Connecticut. On August 31, 2009, the court granted People’s United Bank’s motion to dismiss the lawsuit.

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

Lease Commitments

At December 31, 2009, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2032. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2009 were: $29.3 million in 2010; $27.9 million in 2011; $18.7 million in 2012; $15.8 million in 2013; $13.8 million in 2014; and an aggregate of $61.2 million in 2015 through 2032. Rent expense under operating leases totaled $30.7 million, $31.0 million and $20.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 22—Financial Instruments

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

A summary of the contractual or notional amounts of People’s United Financial’s financial instruments follows:

As of December 31 (in millions)	2009	2008
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Consumer	$1,913.3	$2,721.2
Commercial	1,652.3	1,690.8
Commercial real estate	419.7	637.1
Residential mortgage	113.3	136.0
Letters of credit	111.9	146.0

Derivative Financial Instruments: (2)
Interest rate floors	—	600.0
Foreign exchange contracts	9.6	11.6
Interest rate swaps:
For market risk management	6.0	6.4
For commercial customers:
Customer	294.8	60.3
Counterparty	294.8	60.3
Forward commitments to sell residential mortgage loans	140.4	48.6
Interest rate-lock commitments on residential mortgage loans	141.4	49.8

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrower does not meet contractual repayment obligations, and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Lending-Related Financial Instruments

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

People’s United Financial issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s United Financial to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and is secured in a manner similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s United Financial would have to fulfill the terms of the letter of credit. The fair value of People’s United Financial’s obligations relating to $108.4 million and $138.9 million of stand-by letters of credit at December 31, 2009 and 2008, respectively, was $0.3 million at both dates, and has been included in other liabilities in the Consolidated Statements of Condition. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

A commercial letter of credit is normally a short-term instrument issued by a financial institution on behalf of its customer. The letter of credit authorizes a beneficiary to draw drafts on the financial institution or one of its correspondent banks, provided the terms and conditions of the letter of credit have been met. In issuing a commercial letter of credit, the financial institution has substituted its credit standing for that of its customer. After drafts are paid by the financial institution, the customer is charged or an obligation is created under an existing reimbursement agreement. An advance under a reimbursement agreement is recorded as a loan by the financial institution and is subject to terms and conditions similar to other commercial obligations. At December 31, 2009 and 2008, People’s United Financial had issued $3.5 million and $7.1 million, respectively, of commercial letters of credit.

Derivative Financial Instruments and Hedging Activities

People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. At December 31, 2009, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2009 was $0.5 million, for which People’s United Financial had posted no collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

The following sections further discuss each class of derivative financial instrument used by People’s United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Floors

An interest rate floor is a type of option contract that is exercised when the underlying interest rate falls below a specified strike rate. Previously, People’s United Financial purchased interest rate floors for the purpose of partially managing its exposure to decreases in the one-month LIBOR-index rate used to reprice certain long-term commercial loans. If the one-month LIBOR-index rate fell below the specified strike rate, People’s United Financial received an interest payment on the interest rate floor equal to the difference between the one-month LIBOR-index rate on the reset date and the strike rate, which in effect, offset the decline in interest income earned on the hedged floating rate commercial loans from the decline in interest rates. The interest rate floors were accounted for as cash flow hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $19.9 million of this gain was recognized in income during the year ended December 31, 2009 and the remaining unrecognized gain at December 31, 2009 was $20.2 million. The portion of the unrecognized gain at December 31, 2009 that is expected to be recognized in income over the next 12 months totals approximately $19.6 million.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. People’s United Financial recognized a $1.2 million charge in 2008 and a $0.2 million credit in 2009 to adjust this receivable to the estimated realizable amount.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2009	2008	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$294.8	$60.3	$3.0	$7.3	$5.6	$—
Other counterparties	N/A	294.8	60.3	6.6	—	2.5	6.9
Forward commitments to sell residential mortgage loans	N/A	140.4	48.6	—	0.5	0.3	—
Interest rate-lock commitments on residential mortgage loans	N/A	141.4	49.8	0.3	—	—	0.5

Total				9.9	7.8	8.4	7.4

Derivatives Designated as Hedging Instruments:
Interest rate floors:
Loans	Cash flow	—	600.0	—	46.3	—	—
Interest rate swaps:
Loans	Fair value	6.0	6.4	—	—	0.5	0.8
Foreign exchange contracts:
Loans	Cash flow	9.6	11.6	0.1	—	—	0.5

Total				0.1	46.3	0.5	1.3

Total derivatives				$10.0	$54.1	$8.9	$8.7

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)			Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Years ended December 31 (in millions)		2009	2008	2007	2009	2008	2007
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(5.9)	$7.5	$—	$—	$—	$—
Other counterparties	N/A	7.2	(7.0)	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.3)	0.5	(0.1)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	0.3	(0.5)	0.1	—	—	—

Total		1.3	0.5	—	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors	Cash flow	21.9	10.2	(3.1)	1.2	23.9	16.4
Interest rate swaps	Fair value	(0.3)	(0.2)	—	—	—	—
Foreign exchange contracts	Cash flow	—	—	—	—	—	—

Total		21.6	10.0	(3.1)	1.2	23.9	16.4

Total derivatives		$22.9	$10.5	$(3.1)	$1.2	$23.9	$16.4

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.

NOTE 23—Business Segment Information

Public companies are required to report (i) certain financial and descriptive information about “reportable operating segments,” as defined, and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. Operating segment information is reported using a “management approach” that is based on the way management organizes the segments for purposes of making operating decisions and assessing performance.

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses:

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, as well as cash management, correspondent banking and municipal banking.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity), small business lending and merchant services.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, and other insurance services provided through R.C. Knox and Chittenden Insurance Group, and private banking.

In addition, the Treasury area is responsible for managing People’s United Financial’s securities portfolio, short-term investments, wholesale borrowings, and the funding center.

People’s United Financial’s business segment disclosure is based on information generated by an internal profitability reporting system, which generates information by operating segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of People’s United Financial as a whole. All business segment results for prior years have been restated to conform to the current presentation, including reclassifications of (i) merchant services from the Commercial Banking segment to the Retail Banking and Small Business segment (effective in the fourth quarter of 2009) and (ii) corporate trust from the Commercial Banking segment to the Wealth Management segment (effective in the second quarter of 2009).

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment. People’s United Financial’s allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment, and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets are reported for each business segment due to management’s reliance, in part, on average balances for purposes of assessing business segment performance.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes: certain nonrecurring items, including a $5.6 million gain related to the sale of the company’s remaining holdings of Visa Class B shares and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2009); $4.5 million of system conversion and merger-related expenses as well as $4.4 million of benefit-related and other charges (included in total non-interest expense for the year ended December 31, 2009); $6.9 million of gains related to the Visa IPO and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2008); $51.3 million of merger-related expenses and other one-time charges, and a $0.8 million loss on sale of certain non-branch properties (included in total non-interest expense for the year ended December 31, 2008); $5.4 million of security gains related to the sale of People’s United Financial’s entire holdings of MasterCard Incorporated Class B Common Stock (included in non-interest income for the year ended December 31, 2007); the $60.0 million contribution to The People’s United Community Foundation (included in non-interest expense for the year December 31, 2007); income from discontinued operations; and certain income tax benefits. Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

The following tables provide selected financial information for People’s United Financial’s business segments:

Year ended December 31, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$248.0	$375.1	$3.9	$627.0	$(127.0)	$76.8	$576.8
Provision for loan losses	22.0	4.8	0.1	26.9	—	30.1	57.0
Non-interest income	41.4	160.0	77.2	278.6	28.0	2.5	309.1
Non-interest expense	153.9	413.1	84.1	651.1	7.3	26.2	684.6

Income (loss) before income tax expense (benefit)	113.5	117.2	(3.1)	227.6	(106.3)	23.0	144.3
Income tax expense (benefit)	36.6	37.9	(1.1)	73.4	(37.4)	7.1	43.1

Net income (loss)	$76.9	$79.3	$(2.0)	$154.2	$(68.9)	$15.9	$101.2

Total average assets	$9,846.0	$5,874.0	$333.1	$16,053.1	$3,957.6	$746.8	$20,757.5

Year ended December 31, 2008 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$266.5	$397.8	$4.4	$668.7	$(111.8)	$79.5	$636.4
Provision for loan losses	18.7	5.5	0.1	24.3	—	1.9	26.2
Non-interest income	41.7	155.0	89.9	286.6	10.4	6.6	303.6
Non-interest expense	145.9	398.9	86.1	630.9	(0.7)	78.8	709.0

Income (loss) before income tax expense (benefit)	143.6	148.4	8.1	300.1	(100.7)	5.4	204.8
Income tax expense (benefit)	48.7	50.3	2.7	101.7	(37.1)	2.4	67.0

Net income (loss)	$94.9	$98.1	$5.4	$198.4	$(63.6)	$3.0	$137.8

Total average assets	$9,310.4	$6,467.0	$298.7	$16,076.1	$3,303.0	$993.9	$20,373.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Year ended December 31, 2007 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$115.9	$264.4	$(0.9)	$379.4	$(29.8)	$137.0	$486.6
Provision for loan losses	10.3	3.6	—	13.9	—	(5.9)	8.0
Non-interest income	25.9	85.9	56.3	168.1	10.6	6.7	185.4
Non-interest expense	61.9	261.5	49.1	372.5	(0.3)	67.1	439.3

Income (loss) from continuing operations before income tax expense (benefit)	69.6	85.2	6.3	161.1	(18.9)	82.5	224.7
Income tax expense (benefit)	24.4	29.8	2.1	56.3	(10.3)	29.5	75.5

Income (loss) from continuing operations	45.2	55.4	4.2	104.8	(8.6)	53.0	149.2
Income from discontinued operations, net of tax	—	—	—	—	—	1.5	1.5

Net income (loss)	$45.2	$55.4	$4.2	$104.8	$(8.6)	$54.5	$150.7

Total average assets	$4,151.0	$4,978.7	$79.7	$9,209.4	$2,890.6	$651.3	$12,751.3

NOTE 24—Discontinued Operations

On March 5, 2004, People’s United Financial completed the sale of its credit card business, which included $2.0 billion of credit card receivables, as well as the transfer of its related credit card operations and 420 employees, to The Royal Bank of Scotland Group.

People’s United Financial continues to generate recoveries from collection efforts on previously charged-off credit card accounts that were not included in the sale of the credit card business. Recoveries, net of collection costs, totaled $2.3 million for the year ended December 31, 2007. Recoveries occurring subsequent to the sale and through December 31, 2007 were included in income from discontinued operations in the Consolidated Statements of Income.

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

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION As of December 31 (in millions)	2009	2008
Assets:
Cash at bank subsidiary	$4.2	$1,280.0
Securities purchased under agreements to resell	400.0	—
Securities available for sale, at fair value	—	764.9
Securities held to maturity, at amortized cost	55.0	—
Loan to bank subsidiary	1,374.0	—
Investments in subsidiaries:
Bank subsidiary	3,212.8	3,083.1
Non-bank subsidiary	3.4	3.2
Goodwill	175.9	175.9
Other assets	16.3	28.4

Total assets	$5,241.6	$5,335.5

Liabilities and Stockholders’ Equity:
Subordinated notes	$116.2	$115.0
Other liabilities	24.7	46.7
Stockholders’ equity	5,100.7	5,173.8

Total liabilities and stockholders’ equity	$5,241.6	$5,335.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2009	2008	For the period April 16, 2007 through December 31, 2007
Revenues:
Interest income:
Short-term investments	$3.0	$13.8	$0.4
Securities purchased under agreements to resell	0.8	7.5	48.3
Securities	3.5	4.5	—
Loan to bank subsidiary	0.6	—	—

Total interest income	7.9	25.8	48.7
Dividends from bank subsidiary	—	1,800.0	206.0
Other non-interest income	0.3	0.1	0.1

Total revenues	8.2	1,825.9	254.8

Expenses:
Interest on subordinated notes	8.5	8.5	—
Contribution to The People’s United Community Foundation	—	—	60.0
Other non-interest expense	9.4	12.6	3.6

Total expenses	17.9	21.1	63.6

(Loss) income before income tax (benefit) expense and subsidiary undistributed income (distributions in excess of income)	(9.7)	1,804.8	191.2
Income tax (benefit) expense	(3.4)	1.7	(5.2)

(Loss) income before subsidiary undistributed income (distributions in excess of income)	(6.3)	1,803.1	196.4
Subsidiary undistributed income (distributions in excess of income)	107.5	(1,665.3)	(45.7)

Net income	$101.2	$137.8	$150.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2009	2008	For the period April 16, 2007 through December 31, 2007
Cash Flows from Operating Activities:
Net income	$101.2	$137.8	$150.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Subsidiary (undistributed income) distributions in excess of income	(107.5)	1,665.3	45.7
Net change in other assets and other liabilities	(0.1)	14.5	(14.8)
Contribution of common stock to The People’s United Community Foundation	—	—	40.0

Net cash (used in) provided by operating activities	(6.4)	1,817.6	221.6

Cash Flows from Investing Activities:
Net (increase) decrease in securities purchased under agreements to resell	(400.0)	428.0	(428.0)
Purchases of securities available for sale	—	(763.4)	—
Proceeds from principal repayments of securities available for sale	765.0	—	—
Purchases of securities held to maturity	(55.0)	—	—
Decrease (increase) in investments in subsidiaries	—	12.9	(1,667.4)
Increase in loan to bank subsidiary	(1,374.0)	—	—
Cash paid in acquisition of Chittenden Corporation	—	(1,063.3)	—

Net cash used in investing activities	(1,064.0)	(1,385.8)	(2,095.4)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(203.6)	(194.4)	(115.6)
Common stock repurchased and retired	(2.4)	—	—
Proceeds from stock options exercised, including excess income tax benefits	0.6	28.4	4.6
Net proceeds from issuance of common stock pursuant to second-step conversion	—	—	3,334.8
Capital contribution pursuant to dissolution of People’s Mutual Holdings	—	—	8.1
Purchase of common stock for ESOP	—	—	(216.8)
Purchase of common stock for RRP	—	—	(127.1)

Net cash (used in) provided by financing activities	(205.4)	(166.0)	2,888.0

Net (decrease) increase in cash and cash equivalents	(1,275.8)	265.8	1,014.2
Cash and cash equivalents at beginning of period	1,280.0	1,014.2	—

Cash and cash equivalents at end of year	$4.2	$1,280.0	$1,014.2

NOTE 26—Subsequent Event

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company that provides collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.3 billion.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock valued at approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of 1.0 shares of People’s United Financial common stock per share of Financial Federal common stock. The acquisition will be accounted for as a purchase and, accordingly, Financial Federal’s assets and liabilities will be recorded by People’s United Financial at their estimated fair values as of the closing date. Results of operations for Financial Federal will be included in the Consolidated Statements of Income beginning with the closing date.

NOTE 27—Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2009 and 2008:

	2009				2008
(in millions, except per share data)	First (1)	Second (1)	Third	Fourth	First	Second	Third	Fourth (1)
Interest and dividend income	$195.2	$192.2	$191.9	$187.5	$254.9	$227.5	$222.4	$212.4
Interest expense	52.4	51.0	46.6	40.0	88.6	70.5	62.6	59.1

Net interest income	142.8	141.2	145.3	147.5	166.3	157.0	159.8	153.3
Provision for loan losses	7.9	14.0	21.5	13.6	8.3	2.4	6.8	8.7

Net interest income after provision for loan losses	134.9	127.2	123.8	133.9	158.0	154.6	153.0	144.6
Non-interest income	72.2	85.0	80.2	71.7	82.3	73.4	74.2	73.7
Non-interest expense	171.1	176.2	165.1	172.2	219.2	162.9	158.7	168.2

Income before income tax expense	36.0	36.0	38.9	33.4	21.1	65.1	68.5	50.1
Income tax expense	11.8	10.7	12.1	8.5	6.0	22.1	22.5	16.4

Net income	$24.2	$25.3	$26.8	$24.9	$15.1	$43.0	$46.0	$33.7

Basic earnings per common share (2)	$0.07	$0.08	$0.08	$0.07	$0.05	$0.13	$0.14	$0.10
Diluted earnings per common share (2)	0.07	0.08	0.08	0.07	0.05	0.13	0.14	0.10

Average common shares outstanding:
Basic	331.60	331.83	332.01	332.37	327.87	328.71	329.72	330.97
Diluted	332.17	332.33	332.19	332.56	328.87	329.51	330.28	331.50

Common stock price:
High	$18.18	$18.54	$17.41	$17.16	$18.25	$18.52	$21.76	$20.15
Low	15.61	14.72	14.84	15.15	14.29	15.52	13.92	14.75

Dividends paid	50.2	51.1	51.2	51.1	44.3	49.9	50.0	50.2

Dividends per share	0.15	0.1525	0.1525	0.1525	0.1333	0.15	0.15	0.15

Dividend payout ratio	207.3%	202.0%	191.3%	204.7%	293.0%	116.1%	108.7%	149.1%

(1)	See Note 1 for a discussion of an immaterial revision to previously-reported operating results for these quarters. Revised amounts are presented in the table.
(2)	The sum of the quarterly earnings per common share amounts may not equal the respective full-year amount due to rounding and/or changes in average share count. Calculated amounts reflect the application of the two-class method, as described in Note 1.

INDEX TO EXHIBITS

Designation	Description

10.6*	2010 Short Term Incentive Plan

10.10*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan

10.24(b)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 2

10.24(c)	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 3

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1**	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2009 and 2008; (ii) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.