Form 10-Q
period 2010-03-31
People's United Financial, Inc.
filed 2010-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 374,751,032 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$296.3	$326.0
Short-term investments (note 3)	2,527.3	3,092.0

Total cash and cash equivalents	2,823.6	3,418.0

Securities purchased under agreements to resell	—	400.0

Securities (note 3):
Trading account securities, at fair value	75.7	75.7
Securities available for sale, at fair value	724.1	739.7
Securities held to maturity, at amortized cost (fair value of $55.3 million at both dates)	55.3	55.3
Federal Home Loan Bank stock, at cost	31.1	31.1

Total securities	886.2	901.8

Loans (note 4):
Commercial real estate	5,442.1	5,399.4
Commercial	5,178.3	4,042.5
Residential mortgage	2,468.3	2,546.9
Consumer	2,222.6	2,245.0

Total loans	15,311.3	14,233.8
Less allowance for loan losses	(172.5)	(172.5)

Total loans, net	15,138.8	14,061.3

Goodwill (notes 2 and 7)	1,517.7	1,261.7
Other acquisition-related intangibles (note 7)	248.8	253.5
Premises and equipment	258.2	264.5
Bank-owned life insurance	236.9	235.1
Other assets (note 11)	477.9	461.3

Total assets	$21,588.1	$21,257.2

Liabilities
Deposits:
Non-interest-bearing	$3,313.3	$3,509.0
Savings, interest-bearing checking and money market	7,641.5	7,327.9
Time	4,442.6	4,608.7

Total deposits	15,397.4	15,445.6

Borrowings:
Repurchase agreements	164.1	144.1
Federal Home Loan Bank advances	10.5	14.8

Total borrowings	174.6	158.9

Subordinated notes	182.2	181.8
Other liabilities (note 11)	355.3	370.2

Total liabilities	16,109.5	16,156.5

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 374.8 million shares and 348.2 million shares issued)	3.8	3.5
Additional paid-in capital	4,924.6	4,511.3
Retained earnings	874.5	914.5
Treasury stock, at cost (3.2 million shares at both dates)	(58.2)	(58.6)
Accumulated other comprehensive loss (note 5)	(72.8)	(74.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (9.3 million shares and 9.4 million shares) (note 1)	(193.3)	(195.2)

Total stockholders’ equity	5,478.6	5,100.7

Total liabilities and stockholders’ equity	$21,588.1	$21,257.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended
(in millions, except per share data)	March 31, 2010	March 31, 2009
Interest and dividend income:
Commercial real estate	$74.1	$69.0
Commercial	58.2	50.6
Residential mortgage	28.6	40.7
Consumer	22.8	23.9

Total interest on loans	183.7	184.2
Securities	8.1	9.3
Short-term investments	1.7	1.7
Securities purchased under agreements to resell	0.1	—

Total interest and dividend income	193.6	195.2

Interest expense:
Deposits	29.7	48.2
Borrowings	0.5	0.4
Subordinated notes	3.8	3.8

Total interest expense	34.0	52.4

Net interest income	159.6	142.8
Provision for loan losses	9.5	7.9

Net interest income after provision for loan losses	150.1	134.9

Non-interest income:
Investment management fees	7.9	7.5
Insurance revenue	7.3	8.3
Brokerage commissions	2.8	3.3

Total wealth management income	18.0	19.1
Bank service charges	31.2	30.4
Merchant services income	5.8	5.8
Bank-owned life insurance	1.8	1.6
Net security gains (note 3)	—	5.4
Net gains on sales of residential mortgage loans	2.8	1.9
Other non-interest income	11.0	8.0

Total non-interest income	70.6	72.2

Non-interest expense:
Compensation and benefits	96.3	88.7
Occupancy and equipment	29.8	28.0
Professional and outside service fees	13.6	10.7
Merchant services expense	4.8	4.9
Merger-related expenses (note 2)	14.7	—
Other non-interest expense (notes 7 and 12)	41.1	38.8

Total non-interest expense	200.3	171.1

Income before income tax expense	20.4	36.0
Income tax expense	6.8	11.8

Net income (note 12)	$13.6	$24.2

Earnings per common share (notes 6 and 12):
Basic	$0.04	$0.07
Diluted	0.04	0.07

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the three months ended March 31, 2010 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Comprehensive income:
Net income	—	—	13.6	—	—	—	13.6
Other comprehensive income, net of tax (note 5)	—	—	—	—	2.0	—	2.0

Total comprehensive income							15.6

Common stock issued in the Financial Federal acquisition, net of acquisition costs (note 2)	0.3	405.2	—	—	—	—	405.5
Cash dividends on common stock ($0.1525 per share)	—	—	(51.2)	—	—	—	(51.2)
Restricted stock awards	—	6.0	(0.1)	0.4	—	—	6.3
ESOP common stock committed to be released (note 1)	—	—	(0.4)	—	—	1.9	1.5
Common stock repurchased and retired	—	—	(1.9)	—	—	—	(1.9)
Stock options and related tax benefits	—	2.1	—	—	—	—	2.1

Balance at March 31, 2010	$3.8	$4,924.6	$874.5	$(58.2)	$(72.8)	$(193.3)	$5,478.6

For the three months ended March 31, 2009 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$3.5	$4,485.1	$1,020.9	$(57.9)	$(75.4)	$(202.4)	$5,173.8
Comprehensive income:
Net income	—	—	24.2	—	—	—	24.2
Other comprehensive income, net of tax	—	—	—	—	0.7	—	0.7

Total comprehensive income							24.9

Cash dividends on common stock ($0.15 per share)	—	—	(50.2)	—	—	—	(50.2)
Restricted stock awards	—	6.9	—	(2.6)	—	—	4.3
ESOP common stock committed to be released (note 1)	—	—	(0.3)	—	—	1.8	1.5
Stock options and related tax benefits	—	1.9	—	—	—	—	1.9

Balance at March 31, 2009 (note 12)	$3.5	$4,493.9	$994.6	$(60.5)	$(74.7)	$(200.6)	$5,156.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
(in millions)	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net income	$13.6	$24.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9.5	7.9
Depreciation and amortization of premises and equipment	9.4	7.6
Amortization of leased equipment	3.3	2.9
Amortization of other acquisition-related intangibles	4.7	5.2
Net security gains	—	(5.4)
Net gains on sales of residential mortgage loans	(2.8)	(1.9)
ESOP common stock committed to be released	1.5	1.5
Expense related to share-based awards	6.3	6.0
Originations of loans held-for-sale	(185.3)	(223.6)
Proceeds from sales of loans held-for-sale	204.5	156.7
Net decrease in trading account securities	—	5.1
Net changes in other assets and liabilities	(40.8)	41.7

Net cash provided by operating activities	23.9	27.9

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	400.0	—
Proceeds from sales of other securities	—	5.6
Proceeds from principal repayments of securities available for sale	29.8	1,482.2
Proceeds from principal repayments of securities held to maturity	—	0.1
Purchases of securities available for sale	(7.7)	(414.0)
Proceeds from sales of loans	—	2.7
Net loan principal collections (disbursements)	118.1	(30.7)
Purchases of premises and equipment	(2.9)	(6.0)
Purchases of leased equipment	(0.5)	(10.2)
Net cash paid in sales of branches	—	(8.9)
Proceeds from sales of real estate owned	4.4	0.9
Cash paid, net of cash acquired, in acquisition of Financial Federal	(291.6)	—

Net cash provided by investing activities	249.6	1,021.7

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(48.2)	586.1
Net increase (decrease) in borrowings with terms of three months or less	20.0	(2.3)
Repayments of borrowings with terms of more than three months	(786.7)	(0.3)
Cash dividends paid on common stock	(51.2)	(50.2)
Common stock repurchased and retired	(1.9)	—
Proceeds from stock options exercised, including excess income tax benefits	0.1	0.1

Net cash (used in) provided by financing activities	(867.9)	533.4

Net (decrease) increase in cash and cash equivalents	(594.4)	1,583.0
Cash and cash equivalents at beginning of period	3,418.0	1,483.9

Cash and cash equivalents at end of period	$2,823.6	$3,066.9

Supplemental Information:
Interest payments	$36.9	$55.4
Income tax payments	1.2	1.2
Real estate properties acquired by foreclosure	4.3	4.9

The fair values of non-cash assets acquired, excluding goodwill, and liabilities assumed in the Financial Federal Corporation acquisition on February 19, 2010 were $1.27 billion and $832.3 million, respectively. Common stock and additional paid-in capital (net of issuance costs) increased by $405.5 million as a result of the acquisition.

See accompanying notes to consolidated financial statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial, Inc. (“People’s United Financial” or the “company”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by this Quarterly Report on Form 10-Q for the period ended March 31, 2010, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

For the three months ended March 31 (in millions)	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Net periodic benefit expense:
Service cost	$2.3	$2.3	$—	$—
Interest cost	4.2	4.0	0.2	0.2
Expected return on plan assets	(6.3)	(6.2)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.7	1.4	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)

Net periodic benefit expense	1.9	1.5	0.2	0.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(1.7)	(1.4)	—	—
Transition obligation	—	—	(0.1)	(0.1)
Prior service credit	—	—	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(1.7)	(1.4)	—	—

Total recognized in net periodic benefit expense and other comprehensive income or loss	$0.2	$0.1	$0.2	$0.2

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. Net periodic benefit income for this plan totaled $0.6 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At March 31, 2010, the loan balance totaled $205.9 million.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1,132,472 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2010, a total of 9,321,103 shares of People’s United Financial common stock, with a fair value of $145.6 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.5 million for both the three months ended March 31, 2010 and 2009.

NOTE 2. ACQUISITION OF FINANCIAL FEDERAL CORPORATION

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.28 billion.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The acquisition was accounted for as a purchase. Accordingly, Financial Federal’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the period ended March 31, 2010 include the results of Financial Federal beginning with the closing date. Included in the Consolidated Statements of Income for the three months ended March 31, 2010 are approximately $10 million of interest income and approximately $5 million of net income attributable to Financial Federal since the acquisition date. Merger-related expenses totaling $14.7 million (including (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges) were recorded in the first quarter of 2010.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

The excess of the acquisition cost over the estimated fair value of the net assets acquired has been recorded as goodwill. There were no specifically-identifiable intangible assets in the Financial Federal acquisition.

The acquisition-date estimated fair value of the assets acquired and liabilities assumed is summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$1.9
Loans, net	1,226.1
Premises and equipment	1.6
Goodwill (1)	259.0
Other assets	42.7

Total assets	$1,531.3

Liabilities:
Borrowings	$801.5
Other liabilities	30.8

Total liabilities	$832.3

Total acquisition cost	$699.0

(1)	All goodwill was allocated to the Commercial Banking business segment.

Net deferred tax assets totaling $18.4 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). All borrowings assumed by People’s United Financial were repaid prior to March 31, 2010.

The above summary includes adjustments to record Financial Federal’s assets and liabilities at their respective fair values based on management’s best estimate using the information available at this time. Increases or decreases in fair value of certain balance sheet amounts and other items of Financial Federal as compared to the information presented may result in further changes in the amounts recorded; however, management does not expect that such changes, if any, will be material.

The following is a summary of changes in People’s United Financial’s goodwill for the three months ended March 31, 2010 and 2009:

(in millions)	2010	2009
Balance January 1	$1,261.7	$1,261.7
Goodwill resulting from the Financial Federal acquisition	259.0	—
Other adjustments	(3.0)	—

Balance March 31	$1,517.7	$1,261.7

There were no impairment losses relating to goodwill recorded during the three months ended March 31, 2010 or 2009.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

Loans acquired in the Financial Federal acquisition have been recorded at fair value without a carryover of Financial Federal’s allowance for loan losses. Fair value of the loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining life of the loan.

The difference between a loan’s contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loan. Decreases to the expected cash flows in subsequent periods will require People’s United Financial to record an allowance for loan losses. Improvements in expected cash flows in future periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan. Charge-offs on acquired loans are first applied to the nonaccretable difference.

Upon acquisition, the Financial Federal portfolio had contractually required principal and interest payments receivable of $1.39 billion, expected cash flows of $1.31 billion, and a fair value of $1.23 billion. The difference between the contractually required payments receivable and the expected cash flows ($82.1 million) represents the nonaccretable difference. The difference between the expected cash flows and fair value ($84.7 million) represents the accretable yield. Both contractually required payments receivable and expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2010, the outstanding balance and the carrying amount of the acquired portfolio were $1.21 billion and $1.16 billion, respectively, and there was no related allowance for loan losses at that date.

The following table presents summarized unaudited pro forma selected financial information reflecting the acquisition of Financial Federal assuming the acquisition was completed as of the beginning of the respective periods:

(in millions, except per share data)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Selected Operating Data:
Net interest income	$172.0	$168.8
Provision for loan losses	9.5	10.0
Non-interest income	72.8	74.2
Non-interest expense	206.3	178.4
Net income	19.2	35.6
Basic and diluted earnings per common share	$0.05	$0.10

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of March 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$75.7	$—	$—	$75.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	11.8	—	—	11.8
GSE residential mortgage-backed securities	707.5	6.0	(1.7)	711.8
State and municipal	0.3	—	—	0.3

Total debt securities	719.6	6.0	(1.7)	723.9
Equity securities	0.2	—	—	0.2

Total securities available for sale	719.8	6.0	(1.7)	724.1

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

FHLB stock	31.1	—	—	31.1

Total securities	$881.9	$6.0	$(1.7)	$886.2

As of December 31, 2009 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$75.7	$—	$—	$75.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	10.7	0.1	—	10.8
GSE residential mortgage-backed securities	729.9	2.6	(4.4)	728.1
State and municipal	0.3	—	—	0.3

Total debt securities	740.9	2.7	(4.4)	739.2
Equity securities	0.5	—	—	0.5

Total securities available for sale	741.4	2.7	(4.4)	739.7

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

FHLB stock	31.1	—	—	31.1

Total securities	$903.5	$2.7	$(4.4)	$901.8

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

At March 31, 2010, five government-sponsored enterprise (“GSE”) residential mortgage-backed debt securities classified as available for sale, with a fair value of $296.9 million, had unrealized losses totaling $1.7 million for a period of less than 12 months that were directly related to changes in interest rates. Eight state and municipal securities classified as available for sale with a fair value of $0.3 million had continuous unrealized losses for a period greater than 12 months totaling less than $25,000 at March 31, 2010.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. As of March 31, 2010, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009.

At March 31, 2010, the amortized cost of available for sale debt securities, other than residential mortgage-backed securities, and held to maturity debt securities, are as follows (by remaining period to contractual maturity): $11.5 million within 1 year; $0.6 million after 1 but within 5 years; $55.1 million after 5 but within 10 years; and $0.2 million after 10 years.

People’s United Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB”), is currently required to purchase and hold shares of capital stock in the FHLB in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB suspended paying dividends and placed a moratorium on certain stock repurchases. Continued operating losses or further declines in capital could cause People’s United Financial to conclude that the fair value of its investment in FHLB stock is less than its par value. However, based on the current capital adequacy and liquidity position of the FHLB, management believes there is no impairment in the company’s investment at March 31, 2010. Management will continue to monitor the affairs of the FHLB in order to evaluate the investment for impairment.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. Net security gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa, Inc. shares acquired as part of Visa’s initial public offering. Including other minor gains and losses, net security gains totaled $5.4 million for the three months ended March 31, 2009 (none for the three months ended March 31, 2010). In connection with the sale of its remaining Class B Visa shares, People’s United Financial entered into a derivative contract with the buyer whereby the cash payments received or paid under the contract, if any, are based on the ultimate resolution of certain litigation involving Visa. The carrying amount of the derivative, which reflects People’s United Financial’s expectations regarding the ultimate resolution of that litigation, is not significant.

The balance of short-term investments at March 31, 2010 and December 31, 2009 included $2.5 billion and $3.1 billion, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. For People’s United Bank, such deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both March 31, 2010 and December 31, 2009. Short-term investments at both dates also included $12.0 million of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.16% at March 31, 2010 and 0.07% at December 31, 2009.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	March 31, 2010	December 31, 2009
Commercial real estate:
Retail	$1,416.3	$1,388.4
Office buildings	1,324.5	1,289.9
Residential	736.2	756.3
Industrial/manufacturing	658.8	662.4
Hospitality and entertainment	518.3	523.2
Mixed/Special use	254.4	270.5
Land	168.0	161.4
Self storage	130.0	127.4
Health care	49.0	71.1
Other properties	186.6	173.9

Total commercial real estate	5,442.1	5,399.4

Commercial and industrial:
Service	596.6	595.0
Finance, insurance and real estate	585.4	609.7
Manufacturing	523.4	514.5
Wholesale distribution	225.6	244.4
Retail sales	198.6	192.7
Health services	181.1	181.7
Construction	128.0	128.2
Public administration	80.3	85.3
Transportation/utility	75.8	77.8
Arts/entertainment/recreation	68.2	67.3
Agriculture	31.1	31.0
Other	80.9	78.1

Total commercial and industrial (1)	2,775.0	2,805.7

Equipment financing:
Transportation/utility	730.5	355.8
Construction	546.5	—
Printing	393.5	407.1
General manufacturing	180.0	170.9
Waste	170.7	—
Retail sales	127.3	128.4
Packaging	88.2	88.0
Service	40.0	37.8
Food services	35.2	—
Health services	25.3	24.6
Wholesale distribution	24.4	24.2
Other	41.7	—

Total equipment financing (1)	2,403.3	1,236.8

Residential mortgage:
Adjustable rate	2,187.8	2,244.5
Fixed rate	280.5	302.4

Total residential mortgage	2,468.3	2,546.9

Consumer:
Home equity credit lines	1,741.8	1,740.2
Second mortgages	232.0	246.1
Indirect auto	193.9	207.3
Other	54.9	51.4

Total consumer	2,222.6	2,245.0

Total loans	$15,311.3	$14,233.8

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

Residential mortgage loans at March 31, 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $54.9 million and $71.3 million, respectively, which approximate fair value.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2010 and 2009 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	March 31, 2010	December 31, 2009
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(86.2)	$(87.6)
Net gain on derivatives accounted for as cash flow hedges	10.6	13.9
Net unrealized gain (loss) on securities available for sale	2.8	(1.1)

Total accumulated other comprehensive loss	$(72.8)	$(74.8)

The decrease in total accumulated other comprehensive loss from December 31, 2009 consisted of an after-tax increase in the net unrealized gain on securities available for sale ($3.9 million) and an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($1.4 million), partially offset by an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($3.3 million). Other comprehensive income, which is presented net of tax, totaled $2.0 million for the three months ended March 31, 2010. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at March 31, 2010 or December 31, 2009. (see Note 3).

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended
(in millions, except per share data)	March 31, 2010	March 31, 2009
Net income	$13.6	$24.2
Dividends on participating securities	(0.5)	(0.4)

Income attributable to common shareholders	$13.1	$23.8

Average common shares outstanding for basic EPS	344.6	331.6
Effect of dilutive equity-based awards	0.2	0.6

Average common and common-equivalent shares for diluted EPS	344.8	332.2

Basic EPS	$0.04	$0.07

Diluted EPS	$0.04	$0.07

Effective January 1, 2009, in accordance with new accounting requirements issued by the Financial Accounting Standards Board (the “FASB”), unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, companies that issue share-based payment awards considered to be participating securities, including People’s United Financial, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted stock awards granted by People’s United Financial are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the three months ended March 31, 2010 and 2009 have been presented in accordance with these requirements.

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. A total of 10.7 million and 9.6 million anti-dilutive equity-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2010 and 2009, respectively.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.52 billion and $1.26 billion at March 31, 2010 and December 31, 2009, respectively (see Note 2). At March 31, 2010, goodwill was allocated to People’s United Financial’s business segments as follows: Commercial Banking ($872.9 million), Retail Banking and Small Business ($595.0 million), and Wealth Management ($49.8 million).

People’s United Financial’s other acquisition-related intangible assets totaled $248.8 million and $253.5 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the carrying amounts of other acquisition-related intangible assets were as follows: core deposits intangible ($87.0 million); trust relationship intangible ($36.3 million); insurance relationship intangible ($2.8 million); and trade name intangible ($122.7 million). Trade name intangibles recognized by People’s United Financial are deemed to have indefinite useful lives and, accordingly, are not amortized. Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $4.7 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively. The estimated aggregate amortization expense attributable to other acquisition-related intangible assets for the full-year of 2010 and each of the next five years is as follows: $18.4 million in 2010; $16.8 million in 2011; $15.5 million in 2012; $14.9 million in 2013; $13.7 million in 2014; and $13.1 million in 2015.

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

NOTE 9. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” included in Item 2 for segment information for the three months ended March 31, 2010 and 2009.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 10. FAIR VALUE MEASUREMENTS

Accounting standards related to fair value measurements define fair value, provide a framework for measuring fair value, and establish related disclosure requirements. Broadly, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

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

People’s United Financial maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies used by People’s United Financial and the resulting fair value measurement of those financial instruments reported at fair value on both a recurring and a non-recurring basis.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

Recurring Fair Value Measurements

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices for identical securities received from a third party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include corporate and municipal debt securities, and GSE residential mortgage-backed securities, all of which are included in Level 2.

Other Assets

People’s United Financial maintains unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial uses quoted market prices for identical securities received from a third party nationally recognized pricing service, to determine the fair value of the trust assets.

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	Fair Value Measurements Using			Total
As of March 31, 2010 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities	$75.7	$—	$—	$75.7
Securities available for sale:
U.S. Treasury and agency	11.8	—	—	11.8
GSE residential mortgage-backed securities	—	711.8	—	711.8
State and municipal	—	0.3	—	0.3
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	32.3	—	32.3
Interest rate swaps	—	8.2	—	8.2
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.9	—	0.9

Total	$87.5	$753.8	$—	$841.3

Liabilities:
Interest rate swaps	$—	$7.2	$—	$7.2
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.9	—	0.9

Total	$—	$8.2	$—	$8.2

	Fair Value Measurements Using			Total
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities	$75.7	$—	$—	$75.7
Securities available for sale:
U.S. Treasury and agency	10.8	—	—	10.8
GSE residential mortgage-backed securities	—	728.1	—	728.1
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Other assets:
Fixed income securities	—	14.2	—	14.2
Interest rate swaps	—	9.6	—	9.6
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$86.5	$753.1	$—	$839.6

Liabilities:
Interest rate swaps	$—	$8.6	$—	$8.6
Forward commitments to sell residental mortage loans	—	0.3	—	0.3

Total	$—	$8.9	$—	$8.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2010.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009:

	Fair Value Measurements Using			Total
As of March 31, 2010 (in millions)	Level 1	Level 2	Level 3
Loans held for sale (1)	$—	$54.9	$—	$54.9
Impaired loans (2)	—	—	63.0	63.0
Other real estate owned and repossessed assets (3)	—	—	58.0	58.0

Total	$—	$54.9	$121.0	$175.9

	Fair Value Measurements Using			Total
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3
Loans held for sale (1)	$—	$71.3	$—	$71.3
Impaired loans (2)	—	—	53.8	53.8
Other real estate owned and repossessed assets (3)	—	—	39.6	39.6

Total	$—	$71.3	$93.4	$164.7

(1)	Represents residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2010 and 2009.
(2)	Represents impaired loans measured based on the fair value of the underlying collateral ($32.5 million and $30.5 million of commercial real estate loans and commercial loans, respectively, at March 31, 2010). Related impairment charges totaled $3.0 million and $6.9 million for the three months ended March 31, 2010 and 2009, respectively.
(3)	Represents (i) $21.7 million of commercial real estate owned, (ii) $4.5 million of residential real estate owned and (iii) $31.8 million of repossessed assets at March 31, 2010. Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $1.5 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Write downs and net (gain) loss on sale related to foreclosed/repossessed assets (credited) charged to non-interest expense totaled $(0.1) million and $0.2 million for the same periods.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	March 31, 2010		December 31, 2009
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$2,823.6	$2,823.6	$3,418.0	$3,418.0
Securities purchased under agreements to resell	—	—	400.0	400.0
Securities (1)	886.2	886.2	901.8	901.8
Loans, net	15,138.8	15,286.2	14,061.3	13,924.8
Other assets (2)	37.8	37.8	33.9	33.9
Accrued interest receivable	57.5	57.5	54.9	54.9

Financial liabilities (other than derivatives):
Time deposits	4,442.6	4,471.2	4,608.7	4,636.2
Other deposits	10,954.8	10,954.8	10,836.9	10,836.9
Repurchase agreements	164.1	164.1	144.1	144.1
FHLB advances	10.5	10.4	14.8	14.6
Subordinated notes	182.2	193.3	181.8	195.1
Accrued interest payable	3.8	3.8	7.2	7.2

Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	8.2	8.2	9.6	9.6
Foreign exchange contracts	0.1	0.1	0.1	0.1
Forward commitments to sell residential mortgage loans	0.9	0.9	—	—
Interest rate-lock commitments on residential mortgage loans	—	—	0.3	0.3
Recognized as a liability:
Interest rate swaps	7.2	7.2	8.6	8.6
Foreign exchange contracts	0.1	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	0.9	0.9	—	—
Forward commitments to sell residential mortgage loans	—	—	0.3	0.3

(1)	Includes (i) trading account securities of $75.7 million at both March 31, 2010 and December 31, 2009, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $31.1 million at both March 31, 2010 and December 31, 2009.
(2)	Includes fixed income securities and cash and cash equivalents of $32.3 million and $5.5 million, and $14.2 million and $19.7 million at March 31, 2010 and December 31, 2009, respectively.
(3)	See Note 11 for a further discussion of derivative financial instruments.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

As discussed previously, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (an “exit price” approach to value).

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. At March 31, 2010, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2010 was $1.0 million, for which People’s United Financial had posted no collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $4.8 million of this gain was recognized in income during the three months ended March 31, 2010 and the remaining unrecognized gain at March 31, 2010 was $15.4 million, which is expected to be recognized in income over the next 12 months.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. People’s United Financial recognized a $1.2 million charge in 2008 and a $0.2 million credit in 2009 to adjust this receivable to its estimated realizable amount.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

Foreign Exchange Contracts

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans. Effective in the first quarter of 2010, People’s United Financial no longer designates foreign exchange contracts as hedging instruments.

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding at March 31, 2010 and December 31, 2009:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
(in millions)		March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$329.3	$294.8	$4.6	$3.0	$2.7	$5.6
Other counterparties	N/A	329.3	294.8	3.6	6.6	3.9	2.5
Foreign exchange contracts	N/A	16.8	—	0.1	—	0.1	—
Forward commitments to sell residential mortgage loans	N/A	156.6	140.4	0.9	—	—	0.3
Interest rate-lock commitments on residential mortgage loans	N/A	160.6	141.4	—	0.3	0.9	—

Total				9.2	9.9	7.6	8.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	6.0	6.0	—	—	0.6	0.5
Foreign exchange contracts:
Loans	Cash flow	—	9.6	—	0.1	—	—

Total				—	0.1	0.6	0.5

Total derivatives				$9.2	$10.0	$8.2	$8.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the three months ended March 31, 2010 and 2009:

		Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
		Three Months Ended		Three Months Ended
(in millions)	Type of Hedge	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$6.2	$1.0	$—	$—
Other counterparties	N/A	(6.0)	(0.6)	—	—
Foreign exchange contracts	N/A	0.1	—	—	—
Forward commitments to sell residential mortgage loans	N/A	—	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	—	—	—

Total		0.2	0.4	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors (2)	Cash flow	5.1	5.7	—	1.2
Interest rate swaps	Fair value	(0.1)	(0.1)	—	—
Foreign exchange contracts	Cash flow	—	(0.3)	—	—

Total		5.0	5.3	—	1.2

Total derivatives		$5.2	$5.7	$—	$1.2

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

NOTE 12. REVISED FINANCIAL RESULTS

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

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 13. NEW ACCOUNTING STANDARDS

Transfers of Financial Assets

In June 2009, the FASB issued new requirements related to the accounting for transfers of financial assets, including securitization transactions. These requirements: (i) eliminate the concept of a qualifying special-purpose entity; (ii) change the requirements for derecognizing financial assets; and (iii) require additional disclosures, the objective of which is to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These requirements were effective January 1, 2010 for People’s United Financial. Transfers of financial assets occurring on or after the effective date are subject to the new requirements. Adoption did not have a significant impact on the company’s Consolidated Financial Statements.

Variable Interest Entities

In June 2009, the FASB issued new requirements to improve financial reporting by companies involved with variable interest entities. These requirements: (i) amend existing guidance for determining whether an entity meets the definition of a variable interest entity; (ii) amend the criteria for identification of the primary beneficiary of a variable interest entity by requiring a qualitative analysis rather than a quantitative analysis; and (iii) require continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Under the new requirements, the identification of the primary beneficiary focuses on which enterprise has the power to direct the activities of a variable interest entity which, in turn, most significantly impacts the entity’s economic performance. These requirements were effective January 1, 2010 for People’s United Financial. Adoption did not have a significant impact on the company’s Consolidated Financial Statements.

Fair Value Measurement Disclosures

In January 2010, the FASB amended its standards related to disclosure of fair value measurements to require: (i) disclosure of amounts transferred in and out of the Level 1 and 2 fair value measurement categories; (ii) a reconciliation, presented on a gross basis rather than a net basis, of activity in the Level 3 fair value measurement category; (iii) greater disaggregation of the assets and liabilities for which fair value measurements are presented; and (iv) more robust disclosure of the valuation techniques and inputs used to measure assets and liabilities in the Level 2 and 3 fair value measurement categories. The new requirements were effective January 1, 2010 for People’s United Financial, with the exception of the requirement related to the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for People’s United Financial). The applicable disclosures have been provided in Note 10.

Loan Modifications

In March 2010, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus that a modified loan in a pool of purchased credit-impaired loans should remain in the pool even if the modification would otherwise be considered a troubled-debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance, which is effective for interim and annual reporting periods ending after July 15, 2010 (September 30, 2010 for People’s United Financial). Management is currently evaluating the impact of adopting this guidance on the company’s Consolidated Financial Statements.

PEOPLE’S UNITED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)—(Continued)

NOTE 14. SUBSEQUENT EVENT

On April 16, 2010, People’s United Bank (the “Bank”), a subsidiary of People’s United Financial, entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all acquired loans and foreclosed real estate. The transaction resulted in the acquisition of approximately $229 million in total assets and approximately $225 million in total deposits. The Bank did not pay the FDIC a premium to assume the deposits of Butler Bank.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquired companies; and (11) success in addressing management succession issues in a timely and effective manner.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Market Developments

In response to the unprecedented challenges affecting the banking system, the Federal government began implementing several programs in late 2008 designed to address a variety of issues facing the financial sector. The most noteworthy of these initiatives was the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA lead to the Troubled Asset Relief Program (the “TARP”) and the TARP Capital Purchase Program, neither of which had a direct impact on People’s United Financial as the company did not participate in these programs. People’s United Financial did, however, experience a number of changes with respect to deposit insurance coverage and related assessments.

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

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. This rule, which did not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011. As such, deposit insurance expense may continue to increase in 2010 and beyond. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. After recognizing $5.5 million of deposit insurance expense in the first quarter of 2010, the prepaid deposit insurance premium was reduced to $63 million.

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

On August 26, 2009, the FDIC adopted a final rule extending the Transaction Account Guarantee Program from December 31, 2009 through June 30, 2010. In April 2010, the Transaction Account Guarantee Program was extended again through December 31, 2010. Institutions that remain in the Transaction Account Guarantee Program will be charged an assessment rate of either 15 basis points, 20 basis points or 25 basis points on the additional insured deposits, depending on the institution’s risk category as assigned by the FDIC.

Presently, the company is participating in the Transaction Account Guarantee Program as it participates in all other FDIC deposit insurance programs. However, the company elected to opt out of future participation in the Transaction Account Guarantee Program effective July 1, 2010. While People’s United Financial has retained its right to do so, the company does not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

Based on the increase in the premium assessment rate, the special assessment announced in May 2009, and the company’s participation in the Transaction Account Guarantee Program through June 30, 2010, the company’s cost of deposit insurance increased significantly in 2009, and further increases may occur. The actual amount of further increases will be dependent on several factors, including: (i) deposit levels; (ii) People’s United Bank’s risk profile; (iii) changes resulting from the FDIC’s November 2009 final rule; and (iv) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

The actions noted above, together with additional actions announced by the U.S. Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact such programs, or other liquidity and funding programs of the U.S. Treasury and bank regulatory agencies, whether previously announced or initiated in the future, will have on the capital markets and the financial services industry. The extreme levels of market volatility and limited credit availability currently being experienced could continue to adversely affect the U.S. banking industry and the broader U.S. and global economies for the foreseeable future, which will have an effect on all financial institutions, including People’s United Financial.

Selected Consolidated Financial Data

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions, except per share data)	2010	2009	2009
Operating Data:
Net interest income	$159.6	$147.5	$142.8
Provision for loan losses	9.5	13.6	7.9
Non-interest income	70.6	71.7	72.2
Non-interest expense (1)	200.3	172.2	171.1
Income before income tax expense	20.4	33.4	36.0
Net income	13.6	24.9	24.2

Selected Statistical Data:
Net interest margin (2)	3.47%	3.19%	3.25%
Return on average assets (2)	0.26	0.47	0.48
Return on average tangible assets (2)	0.28	0.51	0.52
Return on average stockholders’ equity (2)	1.0	2.0	1.9
Return on average tangible stockholders’ equity (2)	1.5	2.8	2.7
Efficiency ratio	75.7	73.7	75.3

Per Common Share Data:
Basic and diluted earnings per share	$0.04	$0.07	$0.07
Dividends paid per share	0.1525	0.1525	0.1500
Dividend payout ratio	376.2%	204.7%	207.3%
Book value (end of period)	$15.12	$15.20	$15.39
Tangible book value (end of period)	10.25	10.68	10.81
Stock price:
High	17.08	17.16	18.18
Low	15.07	15.15	15.61
Close (end of period)	15.62	16.70	17.97

(1)	Includes $23.4 million and $4.5 million of merger-related and system conversion expenses for the three months ended March 31, 2010 and December 31, 2009, respectively.
(2)	Annualized.

	As of and for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2010	2009	2009	2009	2009
Financial Condition Data:
Total assets	$21,588	$21,257	$20,810	$20,812	$20,681
Loans	15,311	14,234	14,302	14,553	14,648
Short-term investments (1)	2,527	3,492	3,077	3,073	2,756
Securities	886	902	550	491	806
Allowance for loan losses	173	173	173	167	159
Goodwill and other acquisition-related intangibles	1,767	1,515	1,520	1,525	1,531
Deposits	15,397	15,446	15,050	15,023	14,846
Borrowings	175	159	154	160	185
Subordinated notes	182	182	182	181	181
Stockholders’ equity	5,479	5,101	5,115	5,130	5,156
Non-performing assets (2)	248	206	193	182	142
Net loan charge-offs	9.5	13.6	16.0	6.0	6.4

Average Balances:
Loans	$14,680	$14,231	$14,454	$14,595	$14,603
Short-term investments (1)	2,901	3,463	3,105	2,816	1,824
Securities	888	887	782	799	1,275
Total earning assets	18,469	18,582	18,341	18,210	17,702
Total assets	21,260	21,132	20,870	20,759	20,258
Deposits	15,202	15,273	15,037	14,886	14,346
Total funding liabilities	15,573	15,616	15,365	15,237	14,721
Stockholders’ equity	5,275	5,106	5,135	5,162	5,164

Ratios:
Net loan charge-offs to average loans (annualized)	0.26%	0.38%	0.44%	0.16%	0.18%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	1.74	1.44	1.35	1.25	0.97
Allowance for loan losses to non-performing originated loans (3)	89.7	102.2	98.2	99.4	126.1
Allowance for loan losses to originated loans (3)	1.22	1.21	1.21	1.15	1.09
Average stockholders’ equity to average total assets	24.8	24.2	24.6	24.9	25.5
Stockholders’ equity to total assets	25.4	24.0	24.6	24.7	24.9
Tangible stockholders’ equity to tangible assets	18.7	18.2	18.6	18.7	18.9
Total risk-based capital (4)	16.3	14.1	14.0	13.7	13.5

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans.
(3)	Calculations exclude acquired loans.
(4)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

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

In light of diversity in presentation among financial institutions, the methodologies used by People’s United Financial for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Total non-interest expense	$200.3	$172.2	$171.1
Less:
Amortization of other acquisition-related intangibles	4.7	5.0	5.2
Merger-related expenses	14.7	2.0	—
Fair value adjustments	0.8	0.8	0.8
Other	2.9	0.5	5.0

Total	$177.2	$163.9	$160.1

Net interest income (1)	$160.4	$148.3	$143.7
Total non-interest income	70.6	71.7	72.2
Add:
Fair value adjustments	2.2	1.6	1.6
BOLI FTE adjustment (1)	1.0	1.0	0.9
Net security losses	—	0.1	—
Less:
Net security gains	—	—	5.4
Gain on sale of assets	0.2	0.3	0.3

Total	$234.0	$222.4	$212.7

Efficiency ratio	75.7%	73.7%	75.3%

(1)	Fully taxable equivalent.

The following table summarizes People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share data)	2010	2009	2009	2009	2009
Total stockholders’ equity	$5,479	$5,101	$5,115	$5,130	$5,156
Less: goodwill and other acquisition-related intangibles	1,767	1,515	1,520	1,525	1,531

Tangible stockholders’ equity	$3,712	$3,586	$3,595	$3,605	$3,625

Total assets	$21,588	$21,257	$20,810	$20,812	$20,681
Less: goodwill and other acquisition-related intangibles	1,767	1,515	1,520	1,525	1,531

Tangible assets	$19,821	$19,742	$19,290	$19,287	$19,150

Tangible equity ratio	18.7%	18.2%	18.6%	18.7%	18.9%

Common shares outstanding	362.3	335.6	335.6	335.5	335.3

Tangible book value per share	$10.25	$10.68	$10.71	$10.75	$10.81

Acquisitions

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.28 billion.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The acquisition was accounted for as a purchase. Accordingly, Financial Federal’s assets and liabilities were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the period ended March 31, 2010 include the results of Financial Federal beginning with the closing date. Included in the Consolidated Statements of Income for the three months ended March 31, 2010 are approximately $10 million of interest income and approximately $5 million of net income attributable to Financial Federal since the acquisition date. Merger-related expenses totaling $14.7 million (including (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges) were recorded in the first quarter of 2010.

On April 16, 2010, People’s United Bank (the “Bank”), a subsidiary of People’s United Financial, entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all acquired loans and foreclosed real estate. The transaction resulted in the acquisition of approximately $229 million in total assets and approximately $225 million in total deposits. The Bank did not pay the FDIC a premium to assume the deposits of Butler Bank. People’s United Financial’s results of operations for the period ended March 31, 2010 do not include the results of Butler Bank.

Financial Overview

People’s United Financial reported net income of $13.6 million, or $0.04 per diluted share, for the three months ended March 31, 2010, compared to $24.2 million, or $0.07 per diluted share, for the year-ago period. First quarter 2010 earnings reflect an improvement in the net interest margin, and $23.4 million of merger-related and system conversion expenses. The net impact of these expenses reduced first quarter 2010 net income by $15.6 million, or $0.04 per share. Excluding the effect of these items, net income would have been $29.2 million, or $0.08 per share, for the first quarter of 2010. As previously reported, People’s United Financial completed its acquisition of Financial Federal on February 19, 2010. Accordingly, Financial Federal’s results of operations are included as of the acquisition date, and prior period results have not been restated to include Financial Federal. Previously reported amounts for the three months ended March 31, 2009 have been revised to reflect the recognition of additional non-interest expense. See Note 12 to the Consolidated Financial Statements.

People’s United Financial’s return on average tangible assets was 0.28% and return on average tangible stockholders’ equity was 1.5%, compared to 0.52% and 2.7%, respectively, in the year-ago quarter.

Net interest income increased $16.8 million from the year-ago quarter while the net interest margin improved 22 basis points to 3.47%. The higher net interest margin reflects the partial benefit of Financial Federal as well as a 56 basis points reduction in the cost of deposits, partially offset by the continued pressure from the historically low interest rate environment, and the company’s asset sensitive balance sheet, including its significant excess capital position, which continues to be temporarily invested in low-yielding short-term investments. Compared to the fourth quarter of 2009, net interest income increased $12.1 million and the net interest margin increased 28 basis points, primarily due to the partial benefit of Financial Federal and a 16 basis point reduction in the cost of deposits.

Compared to the first quarter of 2009, average earning assets increased $767 million, reflecting increases of $1.1 billion in average short-term investments and $77 million in average loans, partially offset by a $387 million decrease in average securities. Average funding liabilities increased $852 million compared to the first quarter of 2009, reflecting an $856 million increase in average total deposits.

Compared to the year-ago quarter, total non-interest income decreased $1.6 million and total non-interest expense increased $29.1 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 75.7% in the first quarter of 2010 compared to 75.3% in the year-ago period.

The provision for loan losses in the first quarter of 2010 was $9.5 million compared to $7.9 million in the year-ago period. The provision for loan losses in the first quarter of 2010 reflected net loan charge-offs of $9.5 million. The provision for loan losses in the first quarter of 2009 reflected net loan charge-offs of $6.4 million and a $1.5 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.26% in the first quarter of 2010 compared to 0.18% in the year-ago quarter.

The allowance for loan losses totaled $172.5 million at March 31, 2010. Non-performing assets totaled $247.5 million at March 31, 2010, a $41.9 million increase from December 31, 2009. At March 31, 2010, the allowance for loan losses as a percentage of originated loans was 1.22% and as a percentage of non-performing originated loans was 89.7% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.5 billion at March 31, 2010 compared to $5.1 billion at December 31, 2009 and as a percentage of total assets, stockholders’ equity was 25.4% and 24.0%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 18.7% at March 31, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s total risk-based capital ratio was 16.3% at March 31, 2010 compared to 14.1% at December 31, 2009 (see Regulatory Capital Requirements).

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

The reported assets of each business segment include allocated goodwill and intangible assets, both of which are reviewed for impairment as least annually. Goodwill is tested for impairment at the reporting unit level and involves a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The company’s identified reporting units, none of which are at risk of failing the “Step 1” goodwill impairment test at this time, have been based upon geographical composition within each of the identified business segments.

Business Segment Performance Summary

Three months ended March 31, 2010 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$71.6	$90.3	$1.0	$162.9	$(17.6)	$14.3	$159.6
Provision for loan losses	6.1	1.5	0.1	7.7	—	1.8	9.5
Total non-interest income	11.5	37.7	18.7	67.9	3.6	(0.9)	70.6
Total non-interest expense	42.8	105.8	21.5	170.1	2.8	27.4	200.3

Income (loss) before income tax expense (benefit)	34.2	20.7	(1.9)	53.0	(16.8)	(15.8)	20.4
Income tax expense (benefit)	11.4	6.8	(0.6)	17.6	(6.2)	(4.6)	6.8

Net income (loss)	$22.8	$13.9	$(1.3)	$35.4	$(10.6)	$(11.2)	$13.6

Total average assets	$10,634.5	$5,514.9	$351.0	$16,500.4	$3,940.1	$819.1	$21,259.6
Total average liabilities	2,284.1	13,061.5	189.8	15,535.4	86.2	362.9	15,984.5

Three months ended March 31, 2009 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated

Net interest income (loss)	$58.8	$94.3	$1.2	$154.3	$(30.2)	$18.7	$142.8
Provision for loan losses	5.5	1.2	—	6.7	—	1.2	7.9
Total non-interest income	9.9	36.4	19.7	66.0	1.8	4.4	72.2
Total non-interest expense	37.9	102.9	21.4	162.2	1.3	7.6	171.1

Income (loss) before income tax expense (benefit)	25.3	26.6	(0.5)	51.4	(29.7)	14.3	36.0
Income tax expense (benefit)	8.2	8.6	(0.2)	16.6	(10.2)	5.4	11.8

Net income (loss)	$17.1	$18.0	$(0.3)	$34.8	$(19.5)	$8.9	$24.2

Total average assets	$9,725.1	$6,119.4	$318.3	$16,162.8	$3,489.8	$604.9	$20,257.5
Total average liabilities	2,361.0	12,101.1	148.1	14,610.2	99.4	384.3	15,093.9

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and Financial Federal, as well as cash management, correspondent banking and municipal banking.

	Three Months Ended
	March 31,	March 31,
(in millions)	2010	2009
Net interest income	$71.6	$58.8
Provision for loan losses	6.1	5.5
Total non-interest income	11.5	9.9
Total non-interest expense	42.8	37.9

Income before income tax expense	34.2	25.3
Income tax expense	11.4	8.2

Net income	$22.8	$17.1

Total average assets	$10,634.5	$9,725.1
Total average liabilities	2,284.1	2,361.0

Commercial Banking net income increased $5.7 million compared to the first quarter of 2009, reflecting increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses and non-interest expense. The $12.8 million increase in net interest income reflects an increase in average earning assets primarily related to the acquired Financial Federal loan portfolio, the increase in commercial real estate loans as well as improved spreads on loans. The $1.6 million increase in non-interest income reflects an increase in commercial loan fees and rental income on leased equipment. The $4.9 million increase in non-interest expense reflects increased amortization expense on leased equipment, and higher direct and allocated expenses due to the continued loan growth in Commercial Banking.

The increase in average assets compared to the first quarter of 2009 primarily reflects increases of $372 million in commercial real estate loans and $335 million in commercial loans (primarily due to the loans acquired in the Financial Federal acquisition).

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity), small business lending and merchant services.

	Three Months Ended
	March 31,	March 31,
(in millions)	2010	2009
Net interest income	$90.3	$94.3
Provision for loan losses	1.5	1.2
Total non-interest income	37.7	36.4
Total non-interest expense	105.8	102.9

Income before income tax expense	20.7	26.6
Income tax expense	6.8	8.6

Net income	$13.9	$18.0

Total average assets	$5,514.9	$6,119.4
Total average liabilities	13,061.5	12,101.1

Retail Banking and Small Business net income decreased $4.1 million compared to the first quarter of 2009. The $4.0 million decrease in net interest income primarily reflects narrower spreads on deposit products resulting from the continued negative impact of a low rate environment and lower residential mortgage interest income, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans, partially offset by an increase in average deposits as well as improved spread on loans. In the first quarter of 2010, average residential mortgage loans decreased $613 million compared to the year-ago quarter. The $2.9 million increase in non-interest expense primarily reflects an increase in direct expenses.

Average liabilities increased $960 million compared to the first quarter of 2009 primarily reflecting an $856 million increase in average deposits.

Wealth Management consists of trust services; corporate trust; brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc.; other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC; and private banking.

	Three Months Ended
	March 31,	March 31,
(in millions)	2010	2009
Net interest income	$1.0	$1.2
Provision for loan losses	0.1	—
Total non-interest income	18.7	19.7
Total non-interest expense	21.5	21.4

Loss before income tax benefit	(1.9)	(0.5)
Income tax benefit	(0.6)	(0.2)

Net loss	$(1.3)	$(0.3)

Total average assets	$351.0	$318.3
Total average liabilities	189.8	148.1

Wealth Management’s net loss in the first quarter of 2010 compared to the year-ago quarter reflects decreases in net interest income and non-interest income and an increase in non-interest expense. The decrease in non-interest income in the first quarter of 2010 reflects a $1.0 million decrease in insurance revenue primarily due to the continued soft insurance market. Non-interest expense increased primarily due to allocated costs.

Assets managed and administered by Wealth Management, which are not reported as assets of People’s United Financial, totaled $16.8 billion at March 31, 2010, compared to $16.1 billion at December 31, 2009 and $15.8 billion at March 31, 2009.

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

	Three Months Ended
	March 31,	March 31,
(in millions)	2010	2009
Net interest loss	$(17.6)	$(30.2)
Total non-interest income	3.6	1.8
Total non-interest expense	2.8	1.3

Loss before income tax benefit	(16.8)	(29.7)
Income tax benefit	(6.2)	(10.2)

Net loss	$(10.6)	$(19.5)

Total average assets	$3,940.1	$3,489.8
Total average liabilities	86.2	99.4

Treasury’s net loss in the first quarter of 2010 was reduced by $8.9 million compared to the 2009 period. This reflects decreases in the net interest loss and increases in non-interest income, partially offset by an increase in non-interest expense. The decrease in net interest loss reflects a decrease in investment securities and an increase in the funding center’s net interest spread. The increase in the funding center’s net interest spread is primarily due to the historically low interest rate environment over an extended period of time and the benefit of lower long-term funding costs, and the asset sensitive position of People’s United Financial’s balance sheet. The increase in non-interest income and non-interest expense primarily reflects revenues relating to derivative transactions entered into with commercial customers.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including a $5.6 million gain resulting from the sale of People’s United Financial’s remaining Class B Visa shares acquired as part of Visa’s initial public offering (included in total non-interest income for the three months ended March 31, 2009), and $23.4 million of merger-related and system conversion expenses (included in total non-interest expense for the three months ended March 31, 2010). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended
	March 31,	March 31,
(in millions)	2010	2009
Net interest income	$14.3	$18.7
Provision for loan losses	1.8	1.2
Total non-interest income	(0.9)	4.4
Total non-interest expense	27.4	7.6

(Loss) income before income tax (benefit) expense	(15.8)	14.3
Income tax (benefit) expense	(4.6)	5.4

Net (loss) income	$(11.2)	$8.9

Total average assets	$819.1	$604.9
Total average liabilities	362.9	384.3

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

The Federal Reserve Board established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which has not changed. The net interest margin improved in the first quarter of 2010, reflecting the combined benefit of the Financial Federal acquisition and lower cost of deposits. However, the net interest margin continues to be impacted by the historically low interest rate environment, given the asset sensitive position of People’s United Financial’s balance sheet, including the temporary investment of a portion of the company’s significant excess capital position in low-yielding short-term investments.

First Quarter 2010 Compared to First Quarter 2009

The net interest margin increased 22 basis points to 3.47% compared to the first quarter of 2009. The higher net interest margin reflects lower deposit costs and the partial benefit from the Financial Federal acquisition completed in February 2010, partially offset by the low interest rate environment and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments. Net interest income (FTE basis) increased $16.7 million, reflecting a $1.7 million decrease in total interest and dividend income, which was more than offset by a $18.4 million decrease in total interest expense.

Average earning assets totaled $18.5 billion in the first quarter of 2010, a $767 million increase from the first quarter of 2009, reflecting increases in average short-term investments and securities resale agreements of $1.1 billion and average loans of $77 million, partially offset by a decrease in average securities of $386 million. Average loans, average securities and average short-term investments comprised 79%, 5% and 16%, respectively, of average earning assets in the first quarter of 2010 compared to 83%, 7% and 10%, respectively, in the 2009 period. In the current quarter, the yield earned on the total loan portfolio was 5.03% and the yield earned on securities and short-term investments was 1.05%, compared to 5.07% and 1.42%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 40% of the loan portfolio has floating interest rates at March 31, 2010 compared to approximately 44% at December 31, 2009.

The total average commercial banking loan portfolio increased $707 million, reflecting the addition of the Financial Federal loan portfolio, as well as an increase of $372 million in average commercial real estate loans (presented net of a $94 million decline in average shared national credits), partially offset by a $188 million decrease in average commercial loans (presented net of a $116 million decline in average shared national credits). At March 31, 2010, the shared national credits loan portfolio totaled $526 million compared to $567 million at December 31, 2009. People’s United Financial is in the process of unwinding the shared national credits portfolio in an orderly manner.

Average residential mortgage loans decreased $613 million compared to the year-ago quarter, reflecting People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. As a result, residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Average consumer loans decreased $17 million, as a $15 million increase in average home equity loans was more than offset by a $31 million decline in average indirect auto loans.

Average funding liabilities totaled $15.6 billion in the first quarter of 2010, an $852 million increase compared to the year-ago quarter. Average deposits increased $856 million, reflecting increases of $165 million in average non-interest-bearing deposits and $1.1 billion in average savings and money market deposits, partially offset by a $435 million decrease in average time deposits. Average deposits comprised 98% of average funding liabilities in the first quarter of 2010 and 97% in the year-ago period.

The 55 basis point decrease to 0.87% from 1.42% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 56 basis points from the first quarter of 2009, reflecting decreases of 128 basis points in time deposits and 18 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 49% and 30%, respectively, of average total deposits in the first quarter of 2010 compared to 44% and 35%, respectively, in the 2009 period.

First Quarter 2010 Compared to Fourth Quarter 2009

The net interest margin improved 28 basis points and net interest income (FTE basis) increased $12.1 million compared to the fourth quarter of 2009, primarily reflecting the combined benefit of a 16 basis point decrease in the rate paid on average deposits in the first quarter and the Financial Federal acquisition. Total interest and dividend income increased $6.1 million in the first quarter and total interest expense decreased $6.0 million.

Average earning assets decreased $113 million, as a $449 million increase in average loans was more than offset by a $564 million decrease in average short-term investments and securities resale agreements. The increase in average loans primarily reflects the addition of Financial Federal’s portfolio in February 2010, partially offset by a decrease of $103 million in average residential mortgage loans. People’s United Financial used approximately $293 million of short-term investments to fund the cash consideration in the Financial Federal acquisition (see Note 2 to the Consolidated Financial Statements) and liquidated approximately $800 million of short-term investments to repay Financial Federal borrowings. Average funding liabilities decreased $43 million, reflecting a $71 million decrease in average deposits, partially offset by a $28 million increase in average borrowings.

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2010			December 31, 2009			March 31, 2009
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,673.5	$1.7	0.26%	$2,822.4	$1.8	0.26%	$1,824.3	$1.7	0.37%
Securities purchased under agreements to resell	226.7	0.1	0.15	641.2	0.2	0.17	—	—	—
Securities (2)	888.3	8.1	3.65	887.1	8.4	3.76	1,274.7	9.3	2.94
Loans:
Commercial real estate	5,392.7	74.1	5.49	5,352.0	74.1	5.53	5,020.5	69.0	5.50
Commercial	4,545.3	59.0	5.19	4,010.8	48.9	4.88	4,210.3	51.5	4.89
Residential mortgage	2,506.8	28.6	4.57	2,609.4	31.4	4.81	3,119.4	40.7	5.22
Consumer	2,235.5	22.8	4.07	2,258.9	23.5	4.16	2,252.7	23.9	4.24

Total loans	14,680.3	184.5	5.03	14,231.1	177.9	5.00	14,602.9	185.1	5.07

Total earning assets	18,468.8	$194.4	4.21%	18,581.8	$188.3	4.05%	17,701.9	$196.1	4.43%

Other assets	2,790.8			2,550.3			2,555.6

Total assets	$21,259.6			$21,132.1			$20,257.5

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,271.3	$—	—%	$3,320.4	$—	—%	$3,106.1	$—	—%
Savings, interest-bearing checking and money market	7,413.7	11.6	0.62	7,145.4	11.9	0.66	6,288.2	12.6	0.80
Time	4,516.8	18.1	1.60	4,807.2	24.0	2.00	4,951.6	35.6	2.88

Total deposits	15,201.8	29.7	0.78	15,273.0	35.9	0.94	14,345.9	48.2	1.34

Borrowings:
Repurchase agreements	164.6	0.2	0.45	146.3	0.2	0.49	171.1	0.2	0.46
FHLB advances	11.2	0.1	5.49	14.9	0.2	5.25	14.9	0.2	5.26
Other	13.6	0.2	5.06	—	—	—	8.7	—	1.94

Total borrowings	189.4	0.5	1.08	161.2	0.4	0.93	194.7	0.4	0.89

Subordinated notes	182.0	3.8	8.31	181.7	3.7	8.32	180.7	3.8	8.37

Total funding liabilities	15,573.2	$34.0	0.87%	15,615.9	$40.0	1.03%	14,721.3	$52.4	1.42%

Other liabilities	411.3			410.3			372.6

Total liabilities	15,984.5			16,026.2			15,093.9
Stockholders’ equity	5,275.1			5,105.9			5,163.6

Total liabilities and stockholders’ equity	$21,259.6			$21,132.1			$20,257.5

Net interest income/spread (3)		$160.4	3.34%		$148.3	3.02%		$143.7	3.01%

Net interest margin			3.47%			3.19%			3.25%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.8 million, $0.8 million and $0.9 million for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

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

	Three Months Ended March 31, 2010 Compared To
	March 31, 2009			December 31, 2009
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.6	$(0.6)	$—	$(0.1)	$—	$(0.1)
Securities purchased under agreements to resell	0.1	—	0.1	(0.2)	0.1	(0.1)
Securities	(3.2)	2.0	(1.2)	—	(0.3)	(0.3)
Loans:
Commercial real estate	5.1	—	5.1	0.6	(0.6)	—
Commercial	4.2	3.3	7.5	6.8	3.3	10.1
Residential mortgage	(7.4)	(4.7)	(12.1)	(1.2)	(1.6)	(2.8)
Consumer	(0.2)	(0.9)	(1.1)	(0.2)	(0.5)	(0.7)

Total loans	1.7	(2.3)	(0.6)	6.0	0.6	6.6

Total change in interest and dividend income	(0.8)	(0.9)	(1.7)	5.7	0.4	6.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.0	(3.0)	(1.0)	0.4	(0.7)	(0.3)
Time	(2.9)	(14.6)	(17.5)	(1.4)	(4.5)	(5.9)

Total deposits	(0.9)	(17.6)	(18.5)	(1.0)	(5.2)	(6.2)

Borrowings:
Repurchase agreements	—	—	—	—	—	—
FHLB advances	(0.1)	—	(0.1)	(0.1)	—	—
Other	—	0.2	0.2	0.2		0.2

Total borrowings	(0.1)	0.2	0.1	0.1	—	0.1

Subordinated notes	—	—	—	0.1	—	0.1

Total change in interest expense	(1.0)	(17.4)	(18.4)	(0.8)	(5.2)	(6.0)

Change in net interest income	$0.2	$16.5	$16.7	$6.5	$5.6	$12.1

Non-Interest Income

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(in millions)	2010	2009	2009
Investment management fees	$7.9	$7.9	$7.5
Insurance revenue	7.3	7.0	8.3
Brokerage commissions	2.8	2.9	3.3

Total wealth management income	18.0	17.8	19.1

Net security gains (losses):
Equity securities	—	—	5.5
Debt securities	—	(0.1)	—
Trading account securities	—	—	(0.1)

Total net security gains (losses)	—	(0.1)	5.4

Bank service charges	31.2	32.2	30.4
Merchant services income	5.8	6.3	5.8
Net gains on sales of residential mortgage loans	2.8	3.0	1.9
Bank-owned life insurance	1.8	1.9	1.6
Other non-interest income	11.0	10.6	8.0

Total non-interest income	$70.6	$71.7	$72.2

Total non-interest income decreased $1.6 million compared to the first quarter of 2009 and $1.1 million compared to the fourth quarter of 2009. Net security gains totaled $5.4 million in the first quarter of 2009 (see below).

The increase in investment management fees compared to the first quarter of 2009 reflects the improvement in the equity markets. As compared to the first quarter of 2009, the decline in brokerage commissions partially reflects lower commissions on insurance-related products while the decrease in insurance revenue primarily reflects the continued soft insurance market.

Net security gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares acquired as part of Visa’s initial public offering. Including other minor gains and losses, net security gains totaled $5.4 million for the first quarter of 2009 (none for the first quarter of 2010). In connection with the sale of its remaining Class B Visa shares, People’s United Financial entered into a derivative contract with the buyer whereby the cash payments received or paid under the contract, if any, are based on the ultimate resolution of certain litigation involving Visa. The carrying amount of the derivative, which reflects People’s United Financial’s expectations regarding the ultimate resolution of that litigation, is not significant.

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The increase in net gains on sales of residential mortgage loans from the first quarter of 2009 reflects the higher level of residential mortgage loan sales (a 28% increase in volume from last years’ first quarter) due to an increase in refinancing activity given the historically low interest rate environment. BOLI income totaled $1.8 million ($2.8 million on a taxable-equivalent basis) in the first quarter of 2010, compared to $1.6 million ($2.5 million on a taxable-equivalent basis) in the year-ago quarter, and $1.9 million in the fourth quarter of 2009 ($2.9 million on a taxable-equivalent basis). The increase in BOLI income from the first quarter of 2009 primarily reflects a higher crediting rate in the first quarter of 2010.

Other non-interest income increased $3.0 million compared to the first quarter of 2009, reflecting increases in rental income resulting from a higher level of equipment leased to PCLC customers, revenues relating to derivative transactions entered into with commercial customers, and commercial loan fees.

Non-Interest Expense

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2010	2009	2009
Compensation and benefits	$96.3	$89.2	$88.7
Occupancy and equipment	29.8	28.0	28.0
Professional and outside service fees	13.6	10.0	10.7
Merchant services expense	4.8	5.2	4.9
Other non-interest expense:
Amortization of other acquisition-related intangibles	4.7	5.0	5.2
Advertising and promotion	3.0	3.3	3.5
Stationery, printing and postage	3.6	3.1	3.2
Other	29.8	26.4	26.9

Total other non-interest expense	41.1	37.8	38.8

Total	185.6	170.2	171.1
Merger-related expenses	14.7	2.0	—

Total non-interest expense	$200.3	$172.2	$171.1

Efficiency ratio	75.7%	73.7%	75.3%

Total non-interest expense in the first quarter of 2010 increased $14.5 million compared to the first quarter of 2009 and $15.4 million compared to the fourth quarter of 2009, excluding the effect of merger-related expenses. Merger-related expenses recorded in both the first quarter of 2010 and the fourth quarter of 2009 relating to the Financial Federal acquisition included (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs, (iii) compensatory charges, and (iv) regulatory filings. Included in total non-interest expense in the first quarter of 2010 and the fourth quarter of 2009 are $8.7 million and $2.5 million, respectively, of system conversion costs. Such costs are expected to total approximately $15 million in 2010.

The efficiency ratio was 75.7% in the first quarter of 2010 compared to 75.3% in the year-ago quarter (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $7.6 million compared to the year-ago quarter and $7.1 million compared to the fourth quarter of 2009. The year-over-year increase reflects normal merit increases, higher benefit-related costs, costs related to system conversions and additional Financial Federal compensation and benefit costs. The increase in compensation and benefits from the fourth quarter reflects the combination of normal merit increases, higher payroll taxes as a result of fewer employees having reached the maximum payroll tax limits, as well as additional Financial Federal compensation and benefit costs.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the company’s other postretirement benefits obligation (which totaled $10.8 million at December 31, 2009) and related net periodic benefit expense (which totaled $0.2 million for the three months ended March 31, 2010) depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

The increases in occupancy and equipment expense and professional and outside services from both the first and fourth quarters of 2009 primarily reflect higher costs related to the systems conversion. The fluctuation in payment processing volume is the primary driver for the variances in merchant services expense. The increase in other non-interest expense reflects higher FDIC insurance premiums, system conversion costs, amortization expense on leased equipment and costs related to derivative transactions entered into with commercial customers.

As previously disclosed in Form 8-K filed on April 27, 2010, the former Chief Executive Officer of People’s United Financial resigned on April 25, 2010 by mutual agreement with the company’s Board of Directors. As a result, non-interest expense for the three months ended June 30, 2010 is expected to include charges totaling approximately $14-$15 million related to costs incurred in connection with the provisions of the related separation agreement.

Income Taxes

People’s United Financial’s effective income tax rate was 33.2% in the first quarter of 2010, compared to 32.8% in the first quarter of 2009 and 25.5% in the fourth quarter of 2009. People’s United Financial’s effective income tax rate for the remainder of 2010 is expected to be approximately 33%. The difference between People’s United Financial’s effective income tax rate for the three months ended March 31, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to (i) federal income tax credits associated with the company’s investment in affordable housing limited partnerships, (ii) tax exempt interest earned on certain investments and (iii) tax exempt income from bank-owned life insurance.

FINANCIAL CONDITION

General

Total assets at March 31, 2010 were $21.6 billion, an increase of $331 million from December 31, 2009, reflecting increases of $1.1 billion in total loans and $256 million in goodwill, partially offset by decreases of $565 million in short term investments and $400 million in securities resale agreements.

At March 31, 2010, liabilities totaled $16.1 billion, a $47 million decrease from December 31, 2009, primarily reflecting a $48 million decrease in total deposits.

The increase in total loans from December 31, 2009 to March 31, 2010 reflects increases of $1.1 billion in commercial loans and $43 million in commercial real estate loans, partially offset by decreases of $79 million in residential mortgage loans and $22 million in consumer loans. The increase in commercial loans is primarily due to the $1.2 billion in loans acquired in the Financial Federal acquisition. The decrease in residential mortgage loans reflects People’s United Financial’s decision to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loan balances are expected to continue to decline in the future until People’s United Financial resumes adding such loans to its portfolio to an extent that more than offsets repayments. Residential mortgage loans at March 31 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $54.9 million and $71.3 million, respectively, which approximate fair value. The decrease in loans held for sale from year-end reflects a decrease in new loan originations and lower residential mortgage refinancing activity.

Non-performing assets (excluding acquired loans) totaled $247.5 million at March 31, 2010, a $41.9 million increase from year-end 2009, primarily reflecting increases of $14.0 million in non-performing residential mortgage loans, $11.5 million in non-performing commercial loans and $18.4 million in REO and repossessed assets (including $19.8 million of Financial Federal repossessed assets). The allowance for loan losses remained unchanged at $172.5 million for March 31, 2010 and December 31, 2009. At March 31, 2010, the allowance for loan losses as a percent of originated loans was 1.22% and as a percent of non-performing originated loans was 89.7%, compared to 1.21% and 102.2%, respectively, at December 31, 2009.

People’s United Financial’s total stockholders’ equity was $5.5 billion at March 31, 2010, a $378 million increase from December 31, 2009. The increase primarily reflects the issuance of 26.0 million shares of common stock with a fair value of approximately $406 million in connection with the Financial Federal acquisition and net income of $13.6 milion, partially offset by dividends paid of $51.2 million. As a percentage of total assets, stockholders’ equity was 25.4% at March 31, 2010 compared to 24.0% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 18.7% at March 31, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s leverage (core) capital ratio, tier 1, and total risk-based capital ratios were 12.3%, 15.4% and 16.3%, respectively, at March 31, 2010, compared to 10.0%, 13.1% and 14.1%, respectively, at December 31, 2009 (see Regulatory Capital Requirements).

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

At March 31, 2010, the loan portfolio included $593 million of interest-only residential mortgage loans, of which $107 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable rate mortgage).

Stated income loans, which People’s United Financial has not offered since mid-2007, represent a form of reduced documentation loan that requires a potential borrower to complete a standard mortgage application with full verification of the borrower’s asset information as contained in the loan application, but no verification of the provided income information. As with interest-only loans, underwriting guidelines for stated income loans require properties to be single-family and owner-occupied primary residences with lower loan-to-value ratios and higher credit scores. In addition, stated income loans require the receipt of an appraisal for the real estate used as collateral and a credit report on the prospective borrower.

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

People’s United Financial actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given risk classification while collection operations focus on minimizing losses once an account becomes delinquent. People’s United Financial attempts to minimize losses associated with commercial banking loans by requiring borrowers to pledge adequate collateral and/or provide for third-party guarantees. Loss mitigation within the residential mortgage loan portfolio is highly dependent on the value of the underlying real estate. Accordingly, People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once they become 90 days past due. At March 31, 2010, non-performing residential mortgage loans totaling $3.3 million had current loan-to-value ratios of more than 100%.

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and PCLC loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the first quarter of 2010. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

All loans acquired in the Financial Federal acquisition have been recorded at fair value without a carryover of Financial Federal’s allowance for loan losses. Fair value of the loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining life of the loan.

The difference between a loan’s contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loan. Decreases to the expected cash flows in subsequent periods will require People’s United Financial to record an allowance for loan losses. Improvements in expected cash flows in future periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan. Charge-offs on acquired loans are first applied to the nonaccretable difference. As such, selected asset quality metrics now distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio.

Provision and Allowance for Loan Losses

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2010	2009	2009
Balance at beginning of period	$172.5	$172.5	$157.5
Charge-offs	(10.9)	(14.5)	(6.9)
Recoveries	1.4	0.9	0.5

Net loan charge-offs	(9.5)	(13.6)	(6.4)
Provision for loan losses	9.5	13.6	7.9

Balance at end of period	$172.5	$172.5	$159.0

Allowance for loan losses as a percentage of:
Originated loans	1.22%	1.21%	1.09%
Non-performing originated loans	89.7	102.2	126.1

The provision for loan losses totaled $9.5 million in the first quarter of 2010, reflecting $9.5 million in net loan charge-offs. Commercial real estate net loan charge-offs in the first quarter of 2010 include $4.8 million in partial charge-offs related to two shared national credits. The provision for loan losses in the year-ago period reflected $6.4 million in net loan charge-offs and a $1.5 million increase in the allowance for loan losses. The allowance for loan losses as a percentage of originated loans was 1.22% at March 31, 2010 and 1.21% at December 31, 2009.

Net Loan Charge-Offs

	Three Months Ended
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Commercial real estate	$5.8	$1.5	$1.0
Consumer	1.3	1.9	1.2
Equipment financing	0.9	4.0	0.8
Commercial	0.8	4.3	1.9
Indirect auto	0.6	0.7	1.0
Residential mortgage	0.1	1.2	0.5

Total	$9.5	$13.6	$6.4

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2010	2009	2009
Indirect auto	1.19%	1.38%	1.65%
Commercial real estate	0.43	0.12	0.08
Equipment financing	0.20	1.32	0.26
Consumer	0.26	0.36	0.24
Commercial	0.12	0.61	0.25
Residential mortgage	0.01	0.19	0.07

Total portfolio	0.26%	0.38%	0.18%

Net loan charge-offs as a percentage of average total loans increased 8 basis points in the first quarter of 2010 compared to the year-ago period, reflecting a $3.1 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at March 31, 2010 is adequate to cover probable losses.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. However, a loan may be placed on non-accrual status earlier if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. People’s United Financial’s historical experience suggests that a portion of these non-performing assets will eventually be recovered. All non-performing loans are in various stages of collection, workout, settlement or foreclosure. When loan workout efforts are exhausted and it is determined that the borrower is unable to repay the obligation, People’s United Financial will complete foreclosure procedures, if appropriate.

Non-Performing Assets

(dollars in millions)	March 31, 2010	Dec. 31, 2009	Sept. 30 2009	June 30, 2009	March 31, 2009
Originated non-accrual loans:
Residential mortgage	$66.7	$52.7	$49.8	$51.4	$42.3
Commercial real estate	65.8	72.4	80.2	75.0	53.8
Commercial	28.9	17.4	21.0	21.3	16.3
Equipment financing	23.1	20.6	18.6	16.5	9.0
Consumer	7.5	5.7	6.1	3.8	4.6
Indirect auto	0.3	—	—	—	0.1

Total (1)	192.3	168.8	175.7	168.0	126.1
Repossessed assets	31.8	12.9	6.8	4.1	5.2
Real estate owned (“REO”)	23.4	23.9	10.2	9.9	10.7

Total	$247.5	$205.6	$192.7	$182.0	$142.0

Acquired non-accrual loans (2)	$51.7	$—	$—	$—	$—

Non-performing loans as a percentage of originated loans (3)	1.36%	1.19%	1.23%	1.15%	0.86%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets (3)	1.74	1.44	1.35	1.25	0.97
Tangible stockholders’ equity and allowance for loan losses	6.37	5.47	5.11	4.82	3.75

(1)	Reported net of government guarantees totaling $7.3 million at March 31, 2010, $8.3 million at Dec. 31, 2009, $7.2 million at Sept. 30, 2009, $7.1 million at June 30, 2009 and $7.2 million at March 31, 2009.
(2)	Represents those loans acquired in the Financial Federal transaction that meet People’s United’s definition of a non-performing loan at March 31, 2010, but for which the risk of credit loss was already considered in the fair value estimate at the acquisition date.
(3)	Calculations exclude acquired loans. Including acquired loans and acquired non-accrual loans at March 31, 2010, non-performing loans were 1.59% of total loans and non-performing assets were 1.95% of total loans, REO and repossessed assets.

For the originated loan portfolio, representing all loans other than those acquired in the Financial Federal transaction, non-performing loans totaled $192.3 million at March 31, 2010, and the ratio of non-performing loans to originated loans was 1.36 percent, compared to $168.8 million and 1.19 percent, respectively, at December 31, 2009. Non-performing loans in the acquired loan portfolio, which represent those loans acquired in the Financial Federal transaction that meet People’s United Financial’s definition of non-performing but for which the risk of loss has already been considered in connection with our estimate of acquisition-date fair value, totaled $51.7 million at March 31, 2010.

Total non-performing assets increased $41.9 million from December 31, 2009 and equaled 1.74% of originated loans, REO and repossessed assets at March 31, 2010. The change in total non-performing assets from December 31, 2009 includes increases in non-performing residential mortgage loans of $14.0 million, non-performing commercial loans of $11.5 million and repossessed assets of $18.9 million. The increase in non-performing commercial loans primarily reflects the classification of one loan (totaling $10.1 million at March 31, 2010) as non-performing. The increase in non-performing residential mortgage loans is primarily a reflection of higher levels of unemployment across People’s United Financial’s franchise. The increase in repossessed assets primarily reflects the addition of $19.8 million of repossessed assets acquired in the Financial Federal acquisition. Loans past due 90 days and still accruing totaled $1.4 million at March 31, 2010 compared to $11.8 million at December 31, 2009.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2010, People’s United Bank’s liquid assets included $2.8 billion in cash and cash equivalents, $724 million in debt securities available for sale and $76 million in trading account securities. Securities available for sale with a fair value of $565 million at March 31, 2010 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.4 billion at March 31, 2010 and represented 73% of total funding (the sum of deposits, borrowings, subordinated notes and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes totaled $175 million and $182 million, respectively, at March 31, 2010, representing 0.8% and 0.9%, respectively, of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At March 31, 2010, People’s United Bank’s total borrowing limit from the FHLB and Federal Reserve Bank of New York for advances and repurchase agreements was $2.2 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At March 31, 2010, People’s United Bank had outstanding commitments to originate loans totaling $0.7 billion and approved, but unused, lines of credit extended to customers totaling $3.4 billion (including $1.7 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.48 billion at March 31, 2010, a $378 million increase compared to $5.10 billion at December 31, 2009. This increase primarily reflects the issuance of 26.0 million shares of common stock with a fair value of approximately $406 million in connection with the Financial Federal acquisition and net income of $13.6 million, partially offset by dividends paid of $51.2 million.

Stockholders’ equity equaled 25.4% of total assets at March 31, 2010 and 24.0% at December 31, 2009. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 18.7% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at March 31, 2010 and 18.2% at December 31, 2009.

In April 2010, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1550 per share. The dividend is payable on May 15, 2010 to shareholders of record on May 1, 2010.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 12.3% at March 31, 2010, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2010 with ratios of 12.3% and 16.3%, respectively, compared to 10.0% and 14.1%, respectively, at December 31, 2009. Increases in these ratios from December 31, 2009 primarily reflect a $512 million increase in People’s United Bank’s capital resulting from the Financial Federal acquisition. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at March 31, 2010.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2010 to the OTS minimum requirements. At March 31, 2010, People’s United Bank’s adjusted total assets, as defined, totaled $20.0 billion and its total risk-weighted assets, as defined, totaled $16.0 billion. At March 31, 2010, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

				OTS Requirements
As of March 31, 2010	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,460.4	(1)	12.3%	n/a	n/a	$299.5	1.5%
Leverage (core) capital	2,460.4	(1)	12.3	$998.3	5.0%	798.6	4.0
Total risk-based capital	2,613.6	(2)	16.3	1,599.4	10.0	1,279.5	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning March 31, 2010. Given the interest rate environment at March 31, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	24.8%
+200	15.9
+100	7.0
-25	(1.3)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	(1.1)%
+200	(0.3)
+100	0.1
-25	(0.3)

People’s United Financial’s interest rate risk position at March 31, 2010, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments and securities resale agreements. While this strategy does place additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment where capital has proven vital to the continued viability of many institutions. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial’s asset-sensitive balance sheet includes more than just its significant excess capital position. In fact, a 100 basis point increase in the federal funds interest rate translates to an approximate $50 million improvement in net interest income on an annualized basis.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At March 31, 2010, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $4.8 million of this gain was recognized in income during the three months ended March 31, 2010 and the remaining unrecognized gain at March 31, 2010 was $15.4 million, which is expected to be recognized in income over the next 12 months.

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. At March 31, 2010, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2010 was $1.0 million, for which People’s United Financial had posted no collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

Foreign Currency Risk

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans. Effective in the first quarter of 2010, People’s United Financial no longer designates foreign exchange contracts as hedging instruments.

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of March 31, 2010	Interest Rate Swaps	Foreign Exchange Contracts
(dollars in millions)
Notional principal amounts	$6.0	$16.8
Weighted average interest rates:
Pay fixed (receive floating)	5.60%(0.23%)	N/A
Weighted average remaining term to maturity (in months)	36	1
Fair value:
Recognized as an asset	—	0.1
Recognized as a liability	0.6	0.1

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

As of March 31, 2010	Interest Rate Swaps
(dollars in millions)	Customer	Counterparty
Notional principal amounts	$329.3	$329.3
Weighted average interest rates:
Pay fixed (receive floating)	0.23%(3.45%)	3.36%(0.23%)
Weighted average remaining term to maturity (in months)	94	94
Fair value:
Recognized as an asset	4.6	3.6
Recognized as a liability	2.7	3.9

See Note 11 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 73 through 77 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the interim Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the interim Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2010, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2010, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	17,390	$16.75	–	17,250,000
February 1-28, 2010	62,402	$15.88	–	17,250,000
March 1-31, 2010	36,734	$15.56	–	17,250,000
Total	116,526	$15.91	–	17,250,000

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

In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, could be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. As of March 31, 2010, no shares have been repurchased under this program.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 formatted in XBRL: (i) Consolidated Statements of Condition at March 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 7, 2010	By:	/S/ JOHN P. BARNES
John P. Barnes
Interim President and Chief Executive Officer

Date: May 7, 2010	By:	/S/ PAUL D. BURNER
Paul D. Burner
Senior Executive Vice President and Chief Financial Officer

Date: May 7, 2010	By:	/S/ JEFFREY HOYT
Jeffrey Hoyt
Senior Vice President, Controller and Senior Accounting Officer

INDEX TO EXHIBITS

Designation	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certifications

31.2*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 formatted in XBRL: (i) Consolidated Statements of Condition at March 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Included herewith.
**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.