Form 10-Q
period 2010-06-30
People's United Financial, Inc.
filed 2010-08-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 370,886,403 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$357.5	$326.0
Short-term investments (note 3)	1,199.2	3,092.0

Total cash and cash equivalents	1,556.7	3,418.0

Securities purchased under agreements to resell	745.0	400.0

Securities (note 3):
Trading account securities, at fair value	75.6	75.7
Securities available for sale, at fair value	1,621.8	739.7
Securities held to maturity, at amortized cost (fair value of $55.3 million at both dates)	55.3	55.3
Federal Home Loan Bank stock, at cost	33.9	31.1

Total securities	1,786.6	901.8

Loans (note 4):
Commercial real estate	5,478.7	5,399.4
Commercial	5,049.8	4,042.5
Residential mortgage	2,489.4	2,546.9
Consumer	2,197.0	2,245.0

Total loans	15,214.9	14,233.8
Less allowance for loan losses	(172.5)	(172.5)

Total loans, net	15,042.4	14,061.3

Goodwill (notes 2 and 7)	1,533.4	1,261.7
Other acquisition-related intangibles (notes 2 and 7)	244.8	253.5
Premises and equipment	255.0	264.5
Bank-owned life insurance	239.4	235.1
Other assets (notes 2 and 12)	547.0	461.3

Total assets	$21,950.3	$21,257.2

Liabilities
Deposits:
Non-interest-bearing	$3,421.1	$3,509.0
Savings, interest-bearing checking and money market	7,907.6	7,327.9
Time	4,505.6	4,608.7

Total deposits	15,834.3	15,445.6

Borrowings:
Repurchase agreements	133.0	144.1
Federal Home Loan Bank advances	7.5	14.8

Total borrowings	140.5	158.9

Subordinated notes	182.5	181.8
Other liabilities (note 12)	379.7	370.2

Total liabilities	16,537.0	16,156.5

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 374.6 million shares and 348.2 million shares issued)	3.8	3.5
Additional paid-in capital	4,940.6	4,511.3
Retained earnings	831.1	914.5
Treasury stock, at cost (6.9 million shares and 3.2 million shares) (note 5)	(110.2)	(58.6)
Accumulated other comprehensive loss (note 5)	(60.5)	(74.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (9.2 million shares and 9.4 million shares) (note 8)	(191.5)	(195.2)

Total stockholders’ equity	5,413.3	5,100.7

Total liabilities and stockholders’ equity	$21,950.3	$21,257.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and dividend income:
Commercial real estate	$75.3	$70.8	$149.4	$139.8
Commercial	70.0	50.6	128.2	101.2
Residential mortgage	28.3	37.8	56.9	78.5
Consumer	22.5	24.0	45.3	47.9

Total interest on loans	196.1	183.2	379.8	367.4
Securities	9.2	7.2	17.3	16.5
Short-term investments	1.5	1.6	3.2	3.3
Securities purchased under agreements to resell	0.1	0.2	0.2	0.2

Total interest and dividend income	206.9	192.2	400.5	387.4

Interest expense:
Deposits	29.0	46.8	58.7	95.0
Borrowings	0.3	0.4	0.8	0.8
Subordinated notes	3.8	3.8	7.6	7.6

Total interest expense	33.1	51.0	67.1	103.4

Net interest income	173.8	141.2	333.4	284.0
Provision for loan losses	17.8	14.0	27.3	21.9

Net interest income after provision for loan losses	156.0	127.2	306.1	262.1

Non-interest income:
Investment management fees	8.6	8.6	16.5	16.1
Insurance revenue	6.3	6.8	13.6	15.1
Brokerage commissions	2.8	3.2	5.6	6.5

Total wealth management income	17.7	18.6	35.7	37.7
Bank service charges	32.9	32.9	64.1	63.3
Merchant services income	6.4	6.1	12.2	11.9
Net gains on sales of residential mortgage loans	2.7	3.8	5.5	5.7
Bank-owned life insurance	2.6	2.7	4.4	4.3
Net security gains (note 3)	—	12.0	—	17.4
Other non-interest income	14.5	8.9	25.5	16.9

Total non-interest income	76.8	85.0	147.4	157.2

Non-interest expense:
Compensation and benefits	92.6	86.6	188.9	175.3
Occupancy and equipment	28.5	26.3	58.3	54.3
Professional and outside service fees	20.8	11.7	34.4	22.4
Merchant services expense	5.3	5.2	10.1	10.1
Merger-related expenses (note 2)	2.8	—	17.5	—
Other non-interest expense (notes 7, 8 and 13)	59.8	46.4	100.9	85.2

Total non-interest expense	209.8	176.2	410.1	347.3

Income before income tax expense	23.0	36.0	43.4	72.0
Income tax expense	7.0	10.7	13.8	22.5

Net income (note 13)	$16.0	$25.3	$29.6	$49.5

Earnings per common share (notes 6 and 13):
Basic	$0.04	$0.08	$0.08	$0.15
Diluted	0.04	0.08	0.08	0.15

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the six months ended June 30, 2010 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Comprehensive income:
Net income	—	—	29.6	—	—	—	29.6
Other comprehensive income, net of tax (note 5)	—	—	—	—	14.3	—	14.3

Total comprehensive income							43.9

Common stock issued in the Financial Federal acquisition, net of acquisition costs (note 2)	0.3	405.1	—	—	—	—	405.4
Cash dividends on common stock ($0.3075 per share)	—	—	(107.4)	—	—	—	(107.4)
Restricted stock awards	—	17.9	—	0.3	—	—	18.2
ESOP common stock committed to be released (note 8)	—	—	(1.0)	—	—	3.7	2.7
Common stock repurchased (note 5)	—	—	—	(51.9)	—	—	(51.9)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(4.6)	—	—	—	(4.6)
Stock options and related tax benefits	—	6.3	—	—	—	—	6.3

Balance at June 30, 2010	$3.8	$4,940.6	$831.1	$(110.2)	$(60.5)	$(191.5)	$5,413.3

For the six months ended June 30, 2009 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$3.5	$4,485.1	$1,020.9	$(57.9)	$(75.4)	$(202.4)	$5,173.8
Comprehensive income:
Net income	—	—	49.5	—	—	—	49.5
Other comprehensive loss, net of tax	—	—	—	—	(7.9)	—	(7.9)

Total comprehensive income							41.6

Cash dividends on common stock ($0.3025 per share)	—	—	(101.3)	—	—	—	(101.3)
Restricted stock awards	—	11.6	—	(2.2)	—	—	9.4
ESOP common stock committed to be released (note 8)	—	—	(0.7)	—	—	3.6	2.9
Stock options and related tax benefits	—	3.9	—	—	—	—	3.9

Balance at June 30, 2009 (note 13)	$3.5	$4,500.6	$968.4	$(60.1)	$(83.3)	$(198.8)	$5,130.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended
(in millions)	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net income	$29.6	$49.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	27.3	21.9
Depreciation and amortization of premises and equipment	18.6	15.4
Amortization of leased equipment	6.8	5.7
Amortization of other acquisition-related intangibles	9.5	10.5
Net security gains	—	(17.4)
Net gains on sales of residential mortgage loans	(5.5)	(5.7)
ESOP common stock committed to be released	2.7	2.9
Expense related to share-based awards	14.1	13.0
Originations of loans held-for-sale	(415.9)	(629.3)
Proceeds from sales of loans held-for-sale	421.7	477.3
Net decrease in trading account securities	0.1	9.2
Net changes in other assets and liabilities	8.2	34.6

Net cash provided by (used in) operating activities	117.2	(12.4)

Cash Flows from Investing Activities:
Net increase in securities purchased under agreements to resell	(345.0)	(400.0)
Proceeds from sales of securities available for sale	0.9	539.0
Proceeds from sales of other securities	—	5.6
Proceeds from principal repayments of securities available for sale	115.5	1,589.6
Proceeds from principal repayments of securities held to maturity	—	0.1
Purchases of securities available for sale	(968.7)	(944.5)
Proceeds from sales of loans	1.5	2.7
Net loan principal collections	327.0	144.4
Purchases of premises and equipment	(7.5)	(11.6)
Purchases of leased equipment	(12.6)	(10.7)
Net cash paid in sales of branches	—	(16.2)
Proceeds from sales of real estate owned	6.9	2.9
Cash paid, net of cash acquired, in acquisitions	(260.0)	—

Net cash (used in) provided by investing activities	(1,142.0)	901.3

Cash Flows from Financing Activities:
Net increase in deposits	161.2	771.8
Net decrease in borrowings with terms of three months or less	(11.1)	(27.3)
Repayments of borrowings with terms of more than three months	(822.9)	(0.5)
Cash dividends paid on common stock	(107.4)	(101.3)
Common stock repurchased	(51.9)	—
Common stock repurchased and retired upon vesting of restricted stock awards	(4.6)	—
Proceeds from stock options exercised, including excess income tax benefits	0.2	0.3

Net cash (used in) provided by financing activities	(836.5)	643.0

Net (decrease) increase in cash and cash equivalents	(1,861.3)	1,531.9
Cash and cash equivalents at beginning of period	3,418.0	1,483.9

Cash and cash equivalents at end of period	$1,556.7	$3,015.8

Supplemental Information:
Interest payments	$66.7	$103.2
Income tax payments	30.3	29.0
Real estate properties acquired by foreclosure	9.6	6.1

The fair values of non-cash assets acquired, excluding goodwill and other acquisition-related intangibles, and liabilities assumed in the Financial Federal and Butler Bank acquisitions were $1.47 billion and $1.07 billion, respectively. Common stock and additional paid-in capital (net of issuance costs) increased by $405.4 million as a result of the Financial Federal acquisition.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by the Quarterly Report on Form 10-Q for the period ended March 31, 2010 and this Quarterly Report for the period ended June 30, 2010, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

NOTE 2. ACQUISITIONS

On April 16, 2010, People’s United Bank (the “Bank”), a subsidiary of People’s United Financial, entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The transaction resulted in the acquisition of approximately $244 million in total assets and approximately $227 million in total deposits. The Bank did not pay the FDIC a premium to assume the deposits of Butler Bank. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the six months ended June 30, 2010 include the results of Butler Bank beginning with the closing date. Merger-related expenses totaling $0.4 million were recorded in the second quarter of 2010.

The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and real estate owned). The FDIC is obligated to reimburse the Bank for 80 percent of any future losses on covered assets up to $34.0 million. The Bank will reimburse the FDIC for 80 percent of recoveries with respect to losses for which the FDIC paid the Bank 80 percent reimbursement under the loss-sharing coverage.

The asset arising from the loss-sharing coverage (referred to as the “FDIC loss-share receivable” and included in other assets in the Consolidated Statements of Condition) is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets, and as the loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than our estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

The excess of the acquisition cost over the estimated fair value of the net assets acquired has been recorded as goodwill. Goodwill was allocated to the Retail Banking and Small Business and the Commercial Banking business segments.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Butler Bank are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$31.6
Securities	4.4
Loans, net	147.3
Goodwill	16.4
Core deposit intangible	0.7
FDIC loss-share receivable	23.0
Real estate owned	13.7
Other assets	6.6

Total assets	$243.7

Liabilities:
Deposits	$227.5
Borrowings	14.0
Other liabilities	2.2

Total liabilities	$243.7

Net deferred tax assets totaling $5.8 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). All borrowings assumed by People’s United Bank were repaid prior to June 30, 2010. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a 5-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

The fair value of the FDIC loss-share receivable represents the present value of the estimated loss-share reimbursements expected to be received from the FDIC for future losses on covered assets, based on the credit loss assumptions used in determining the fair value of covered assets and the loss-sharing percentage. These loss-share reimbursements were then discounted using the U.S. Treasury strip curve plus a premium to reflect the uncertainty of the timing and receipt of the loss-sharing reimbursements from the FDIC.

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.28 billion.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the six months ended June 30, 2010 include the results of Financial Federal beginning with the closing date. Merger-related expenses totaling $17.1 million (including (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges) were recorded in the first six months of 2010.

The excess of the acquisition cost over the estimated fair value of the net assets acquired has been recorded as goodwill. All goodwill was allocated to the Commercial Banking business segment. There were no specifically-identifiable intangible assets in the Financial Federal acquisition.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Financial Federal are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$1.9
Loans, net	1,219.2
Premises and equipment	1.6
Goodwill	258.3
Other assets	43.1

Total assets	$1,524.1

Liabilities:
Borrowings	$801.5
Other liabilities	23.6

Total liabilities	$825.1

Total acquisition cost	$699.0

Net deferred tax assets totaling $18.6 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). All borrowings assumed by People’s United Financial were repaid prior to March 31, 2010.

The above summaries include adjustments to record Financial Federal’s and Butler Bank’s assets and liabilities at their respective fair values based on management’s best estimate using the information available at this time. While there may be changes in the acquisition-date fair values of certain balance sheet amounts and other items of Financial Federal or Butler Bank as compared to the information presented, management does not expect that such changes, if any, will be material.

The following table presents selected pro forma financial information reflecting the acquisitions of Financial Federal and Butler Bank assuming the acquisitions were completed as of the beginning of the respective periods:

	Six Months Ended
(in millions, except per share data)	June 30, 2010	June 30, 2009
Selected Operating Data:
Net interest income	$347.1	$336.6
Provision for loan losses	27.3	21.9
Non-interest income	149.2	159.5
Non-interest expense	419.1	367.5
Net income	$33.9	$70.8
Basic and diluted earnings per common share	$0.09	$0.20

The selected pro forma selected financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using People’s United Financial’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisitions occurred at the beginning of the periods presented.

Included in the Consolidated Statements of Income for the six months ended June 30, 2010 are approximately $35 million of interest income and approximately $15 million of net income attributable to Financial Federal and Butler Bank since the respective acquisition dates.

The loans acquired in these transactions have been recorded at fair value without a carryover of Financial Federal’s or Butler Bank’s allowance for loan losses. Fair value of the loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The discounts on the loans acquired in the Financial Federal and Butler Bank transactions were due, in part, to credit quality. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining life of the loan.

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

Upon acquisition, the Financial Federal and Butler Bank loan portfolios had, on a combined basis, contractually required principal and interest payments receivable of $1.60 billion; expected cash flows of $1.49 billion; and a fair value of $1.36 billion. The difference between the contractually required payments receivable and the expected cash flows ($120.6 million) represents the nonaccretable difference. The difference between the expected cash flows and fair value ($120.3 million) represents the accretable yield. Both contractually required payments receivable and expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At June 30, 2010, the outstanding balance and the carrying amount of the acquired loan portfolios were $1.23 billion and $1.15 billion, respectively, and there was no related allowance for loan losses for either portfolio at that date.

The following table summarizes the activity in the accretable yield balances for the acquired loan portfolios:

(in millions)	Total
Balance at January 1, 2010	$—

For the three months ended March 31:
Additions	84.7
Accretion	(10.2)

Balance at March 31, 2010	74.5

For the three months ended June 30:
Additions	35.6
Accretion	(22.8)

Balance at June 30, 2010	$87.3

The following is a summary of changes in People’s United Financial’s goodwill for the six months ended June 30, 2010 and 2009:

(in millions)	2010	2009
Balance January 1	$1,261.7	$1,261.7
Goodwill resulting from the Financial Federal acquisition	258.3	—
Goodwill resulting from the Butler Bank acquisition	16.4	—
Other adjustments	(3.0)	—

Balance June 30	$1,533.4	$1,261.7

There were no impairment losses relating to goodwill recorded during the six months ended June 30, 2010 or 2009.

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of June 30, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$75.6	$—	$—	$75.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	605.8	0.5	—	606.3
GSE residential mortgage-backed securities	988.9	26.0	—	1,014.9
State and municipal	0.3	—	—	0.3

Total debt securities	1,595.0	26.5	—	1,621.5
Equity securities	0.3	—	—	0.3

Total securities available for sale	1,595.3	26.5	—	1,621.8

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

FHLB stock	33.9	—	—	33.9

Total securities	$1,760.1	$26.5	$—	$1,786.6

As of December 31, 2009 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$75.7	$—	$—	$75.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	10.7	0.1	—	10.8
GSE residential mortgage-backed securities	729.9	2.6	(4.4)	728.1
State and municipal	0.3	—	—	0.3

Total debt securities	740.9	2.7	(4.4)	739.2
Equity securities	0.5	—	—	0.5

Total securities available for sale	741.4	2.7	(4.4)	739.7

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

FHLB stock	31.1	—	—	31.1

Total securities	$903.5	$2.7	$(4.4)	$901.8

At June 30, 2010, eight state and municipal securities classified as available for sale with a fair value of $0.3 million had continuous unrealized losses for a period greater than 12 months totaling less than $25,000.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. As of June 30, 2010, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009.

At June 30, 2010, the amortized cost of available for sale debt securities, other than residential mortgage-backed securities, and held to maturity debt securities, are as follows (by remaining period to contractual maturity): $162.0 million within 1 year; $444.1 million after 1 but within 5 years; $55.1 million after 5 but within 10 years; and $0.2 million after 10 years.

People’s United Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB”), is currently required to purchase and hold shares of capital stock in the FHLB in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB suspended paying dividends and placed a moratorium on certain stock repurchases. Continued operating losses or further declines in capital could cause People’s United Financial to conclude that the fair value of its investment in FHLB stock is less than its par value. However, based on the current capital adequacy and liquidity position of the FHLB, management believes there is no impairment in the company’s investment at June 30, 2010. Management will continue to monitor the affairs of the FHLB in order to evaluate the investment for impairment.

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and recorded $12.1 million of gross realized gains. Net security gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa, Inc. shares acquired as part of Visa’s initial public offering. Including other minor gains and losses, net security gains totaled $17.4 million for the six months ended June 30, 2009 (none for the six months ended June 30, 2010).

In connection with the sale of its remaining Class B Visa shares, People’s United Financial and the buyer entered into a derivative contract providing for cash settlement that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The effect of the derivative contract was insignificant through June 30, 2010.

The balance of short-term investments at June 30, 2010 and December 31, 2009 principally consisted of $1.2 billion and $3.1 billion, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both June 30, 2010 and December 31, 2009. Short-term investments at both dates also included $12.0 million of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.16% at June 30, 2010 and 0.07% at December 31, 2009.

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	June 30, 2010	December 31, 2009
Commercial real estate:
Retail	$1,496.6	$1,388.4
Office buildings	1,373.5	1,289.9
Residential	745.0	756.3
Industrial/manufacturing	652.2	662.4
Hospitality and entertainment	509.6	523.2
Mixed/Special use	259.9	270.5
Self storage	129.1	127.4
Land	122.3	161.4
Health care	73.9	46.0
Other properties	116.6	173.9

Total commercial real estate	5,478.7	5,399.4

Commercial and industrial:
Finance, insurance and real estate	605.1	609.7
Service	555.0	595.0
Manufacturing	533.8	514.5
Wholesale distribution	229.1	244.4
Retail sales	199.9	192.7
Health services	177.7	181.7
Construction	137.5	128.2
Transportation/utility	87.9	77.8
Public administration	82.9	85.3
Arts/entertainment/recreation	68.3	67.3
Agriculture	31.0	31.0
Other	73.4	78.1

Total commercial and industrial (1)	2,781.6	2,805.7

Equipment financing:
Transportation/utility	666.4	355.8
Construction	505.7	—
Printing	391.4	407.1
General manufacturing	174.8	170.9
Waste	161.4	—
Retail sales	119.0	128.4
Packaging	86.4	88.0
Service	41.4	37.8
Food services	35.5	—
Wholesale distribution	25.0	24.2
Health services	24.5	24.6
Other	36.7	—

Total equipment financing (1)	2,268.2	1,236.8

Residential mortgage:
Adjustable rate	2,152.8	2,244.5
Fixed rate	336.6	302.4

Total residential mortgage	2,489.4	2,546.9

Consumer:
Home equity credit lines	1,740.7	1,740.2
Second mortgages	221.8	246.1
Indirect auto	182.3	207.3
Other	52.2	51.4

Total consumer	2,197.0	2,245.0

Total loans	$15,214.9	$14,233.8

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at June 30, 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $71.0 million and $71.3 million, respectively, which approximate fair value.

People’s United Financial’s recorded investment in troubled debt restructures (“TDRs”) totaled $20.0 million and $3.6 million at June 30, 2010 and December 31, 2009, respectively. Allowances for loan impairment at both dates and interest income recognized on these loans for both the six months ended June 30, 2010 and the year ended December 31, 2009 were insignificant.

People’s United Financial’s impaired loans consist of certain non-accrual commercial and industrial loans, commercial real estate loans and equipment financing loans. The recorded investment in impaired loans, which includes TDRs, was $135.3 million at June 30, 2010 and $97.7 million at December 31, 2009. Impaired loans totaling $76.9 million and $53.8 million had allowances for loan impairment of $24.4 million and $16.6 million, respectively, at June 30, 2010 and December 31, 2009. Impaired loans totaling $58.4 million and $43.9 million at June 30, 2010 and December 31, 2009, respectively, had no allowances for loan impairment.

NOTE 5. STOCKHOLDERS’ EQUITY

Treasury stock includes (i) common stock repurchased in the open market by People’s United Financial in connection with a stock repurchase program authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, can be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. As of June 30, 2010, a total of 3,706,372 shares of People’s United Financial common stock have been repurchased under the stock repurchase program.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At June 30, 2010, 3,194,348 shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the six months ended June 30, 2010 and 2009 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	June 30, 2010	December 31, 2009
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(85.1)	$(87.6)
Net gain on derivatives accounted for as cash flow hedges	7.2	13.9
Net unrealized gain (loss) on securities available for sale	17.4	(1.1)

Total accumulated other comprehensive loss	$(60.5)	$(74.8)

The decrease in total accumulated other comprehensive loss from December 31, 2009 consisted of an after-tax increase in the net unrealized gain on securities available for sale ($18.5 million) and an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($2.5 million), partially offset by an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($6.7 million). Other comprehensive income, which is presented net of tax, totaled $14.3 million for the six months ended June 30, 2010. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at June 30, 2010 or December 31, 2009 (see Note 3).

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$16.0	$25.3	$29.6	$49.5
Dividends on participating securities	(0.4)	(0.4)	(0.9)	(0.8)

Income attributable to common shareholders	$15.6	$24.9	$28.7	$48.7

Average common shares outstanding for basic EPS	358.1	331.8	351.4	331.7
Effect of dilutive equity-based awards	0.1	0.5	0.2	0.6

Average common and common-equivalent shares for diluted EPS	358.2	332.3	351.6	332.3

Basic EPS	$0.04	$0.08	$0.08	$0.15

Diluted EPS	$0.04	$0.08	$0.08	$0.15

Effective January 1, 2009, in accordance with new accounting requirements issued by the Financial Accounting Standards Board (the “FASB”), unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, companies that issue share-based payment awards considered to be participating securities, including People’s United Financial, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted stock awards granted by People’s United Financial are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the three and six months ended June 30, 2010 and 2009 have been presented in accordance with these requirements.

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. A total of 10.7 million anti-dilutive equity-based awards were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2010, and 9.6 million for both the three and six months ended June 30, 2009.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.53 billion and $1.26 billion at June 30, 2010 and December 31, 2009, respectively (see Note 2). At June 30, 2010, goodwill was allocated to People’s United Financial’s business segments as follows: Commercial Banking ($879.0 million), Retail Banking and Small Business ($604.6 million), and Wealth Management ($49.8 million).

During the second quarter of 2010, the company changed the date of its annual impairment testing for goodwill from December 31st to October 1st. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the earlier date provides the company additional time for the completion of its annual impairment testing in conjunction with its December 31 year-end closing activities and is better aligned with the timing of its annual budget process. A preferability letter from the company’s independent registered public accounting firm regarding this change in accounting principle has been filed as an exhibit to this quarterly report on Form 10-Q for the period ended June 30, 2010.

People’s United Financial’s other acquisition-related intangible assets totaled $244.8 million and $253.5 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the carrying amounts of other acquisition-related intangible assets were as follows: core deposits intangible ($84.0 million); trust relationship intangible ($35.6 million); insurance relationship intangible ($2.5 million); and trade name intangible ($122.7 million).

In connection with People’s United Financial’s acquisition of Chittenden Corporation (“Chittenden”) in January 2008, a trade name intangible asset with a fair value of $122.7 million was established and assigned an indefinite useful life based on management’s intentions at that time. During June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. Management believes the name change better leverages the ‘People’s United’ brand and the full range of services available to its customers.

As a result of the decision to “re-brand” the Chittenden banks, the useful life of the trade name intangible asset is no longer indefinite and management is required to perform a final impairment test prior to amortizing the asset over its estimated remaining useful life beginning July 1, 2010. People’s United Financial performed its final trade name impairment test as of June 30, 2010 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result no impairment loss was recognized.

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $4.8 million and $5.3 million for the three months ended June 30, 2010 and 2009, respectively, and $9.5 million and $10.5 million for the six months ended June 30, 2010 and 2009, respectively. Amortization expense attributable to other acquisition-related intangible assets for the full-year of 2010 and each of the next five years (including a preliminary estimate for the trade name intangible) is as follows: $22.3 million in 2010; $24.2 million in 2011; $22.9 million in 2012; $22.0 million in 2013; $20.7 million in 2014; and $19.9 million in 2015.

NOTE 8. EMPLOYEE BENEFIT PLANS

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

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

For the three months ended June 30	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Net periodic benefit expense:
Service cost	$2.3	$2.3	$0.1	$0.1
Interest cost	4.2	4.0	0.1	0.1
Expected return on plan assets	(6.2)	(6.1)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.7	1.4	—	—
Recognized prior service credit	(0.1)	(0.1)	—	—
Special termination benefits (1)	2.1	—	—	—

Net periodic benefit expense	$4.0	$1.5	$0.3	$0.3

For the six months ended June 30	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Net periodic benefit expense:
Service cost	$4.7	$4.6	$0.1	$0.1
Interest cost	8.3	8.0	0.3	0.3
Expected return on plan assets	(12.5)	(12.3)	—	—
Amortization of unrecognized net transition obligation	—	—	0.2	0.2
Recognized net actuarial loss	3.4	2.8	—	—
Recognized prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Special termination benefits (1)	2.1	—	—	—

Net periodic benefit expense	5.9	3.0	0.5	0.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(3.4)	(2.8)	—	—
Transition obligation	—	—	(0.2)	(0.2)
Prior service credit	0.1	0.1	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(3.3)	(2.7)	(0.1)	(0.1)

Total recognized in net periodic benefit expense and other comprehensive income or loss	$2.6	$0.3	$0.4	$0.4

(1)	Included in other non-interest expense in the Consolidated Statements of Income.

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit income for the Chittenden pension plan totaled $1.2 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At June 30, 2010, the loan balance totaled $205.9 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1,219,586 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2010, a total of 9,233,989 shares of People’s United Financial common stock, with a fair value of $124.7 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $2.7 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively.

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

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” included in Item 2 for segment information for the three and six months ended June 30, 2010 and 2009.

NOTE 11. FAIR VALUE MEASUREMENTS

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

Derivatives

People’s United Financial values its derivatives using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative asset and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, interest rate-lock commitments on residential mortgage loans, and forward commitments to sell residential mortgage loans.

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using
As of June 30, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$75.6	$—	$—	$75.6
Securities available for sale:
U.S. Treasury and agency	606.3	—	—	606.3
GSE residential mortgage-backed securities	—	1,014.9	—	1,014.9
State and municipal	—	0.3	—	0.3
Equity securities	—	0.3	—	0.3
Other assets:
Fixed income securities	—	33.9	—	33.9
Interest rate swaps	—	20.1	—	20.1
Forward commitments to sell residential mortgage loans	—	2.7	—	2.7

Total	$681.9	$1,072.2	$—	$1,754.1

Liabilities:
Interest rate swaps	$—	$18.6	$—	$18.6
Interest rate-lock commitments on residential mortgage loans	—	2.8	—	2.8

Total	$—	$21.4	$—	$21.4

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$75.7	$—	$—	$75.7
Securities available for sale:
U.S. Treasury and agency	10.8	—	—	10.8
GSE residential mortgage-backed securities	—	728.1	—	728.1
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Other assets:
Fixed income securities	—	14.2	—	14.2
Interest rate swaps	—	9.6	—	9.6
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$86.5	$753.1	$—	$839.6

Liabilities:
Interest rate swaps	$—	$8.6	$—	$8.6
Forward commitments to sell residential mortage loans	—	0.3	—	0.3

Total	$—	$8.9	$—	$8.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the six months ended June 30, 2010.

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using
As of June 30, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$71.0	$—	$71.0
Impaired loans (2)	—	—	76.9	76.9
Other real estate owned and repossessed assets (3)	—	—	64.8	64.8

Total	$—	$71.0	$141.7	$212.7

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$71.3	$—	$71.3
Impaired loans (2)	—	—	53.8	53.8
Other real estate owned and repossessed assets (3)	—	—	39.6	39.6

Total	$—	$71.3	$93.4	$164.7

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the six months ended June 30, 2010 and 2009.
(2)	Represents impaired loans measured based on the fair value of the underlying collateral ($53.4 million and $23.5 million of commercial real estate loans and commercial loans, respectively, at June 30, 2010). Related impairment charges totaled $7.8 million and $9.2 million for the six months ended June 30, 2010 and 2009, respectively.
(3)	Represents: (i) $25.2 million of commercial real estate owned; (ii) $12.0 million of residential real estate owned; and (iii) $27.6 million of repossessed assets at June 30, 2010. Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $2.1 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively. Write downs and net (gain) loss on sale related to foreclosed/repossessed assets (credited) charged to non-interest expense totaled $(0.5) million and $0.2 million for the same periods.

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	June 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$1,556.7	$1,556.7	$3,418.0	$3,418.0
Securities purchased under agreements to resell	745.0	745.0	400.0	400.0
Securities (1)	1,786.6	1,786.6	901.8	901.8
Loans, net	15,042.4	15,403.2	14,061.3	13,924.8
Other assets (2)	38.7	38.7	33.9	33.9
Accrued interest receivable	55.7	55.7	54.9	54.9

Financial liabilities (other than derivatives):
Time deposits	4,505.6	4,528.5	4,608.7	4,636.2
Other deposits	11,328.7	11,328.7	10,836.9	10,836.9
Repurchase agreements	133.0	133.0	144.1	144.1
FHLB advances	7.5	7.4	14.8	14.6
Subordinated notes	182.5	194.5	181.8	195.1
Accrued interest payable	7.4	7.4	7.2	7.2

Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	20.1	20.1	9.6	9.6
Foreign exchange contracts	—	—	0.1	0.1
Forward commitments to sell residential mortgage loans	2.7	2.7	—	—
Interest rate-lock commitments on residential mortgage loans	—	—	0.3	0.3
Recognized as a liability:
Interest rate swaps	18.6	18.6	8.6	8.6
Interest rate-lock commitments on residential mortgage loans	2.8	2.8	—	—
Forward commitments to sell residential mortgage loans	—	—	0.3	0.3

(1)	Includes (i) trading account securities of $75.6 million and $75.7 million at June 30, 2010 and December 31, 2009, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $33.9 million and $31.1 million at June 30, 2010 and December 31, 2009, respectively.
(2)	Includes fixed income securities and cash and cash equivalents of $33.9 million and $4.8 million, respectively, at June 30, 2010 and $14.2 million and $19.7 million, respectively, at December 31, 2009.
(3)	See Note 12 for a further discussion of derivative financial instruments.

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

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. At June 30, 2010, counterparties to People’s United Financial’s derivatives primarily represent major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring losses on derivative contracts related to credit risk is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2010 was $3.5 million, for which People’s United Financial had posted $1.1 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.4 million in additional collateral would have been required.

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

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $9.7 million of this gain was recognized in income during the six months ended June 30, 2010 and the remaining unrecognized gain at June 30, 2010 was $10.5 million, which is expected to be recognized in income over the next 9 months.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. After impairment adjustments, the carrying amount of this receivable was $0.4 million at June 30, 2010.

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding at June 30, 2010 and December 31, 2009:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$392.4	$294.8	$20.0	$3.0	$0.1	$5.6
Other counterparties	N/A	392.4	294.8	0.1	6.6	18.0	2.5
Foreign exchange contracts	N/A	9.4	—	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	188.6	140.4	2.7	—	—	0.3
Interest rate-lock commitments on residential mortgage loans	N/A	197.7	141.4	—	0.3	2.8	—

Total				22.8	9.9	20.9	8.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	5.9	6.0	—	—	0.5	0.5
Foreign exchange contracts:
Loans	Cash flow	—	9.6	—	0.1	—	—

Total				—	0.1	0.5	0.5

Total derivatives				$22.8	$10.0	$21.4	$8.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the six months ended June 30, 2010 and 2009:

		Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
		Six Months Ended		Six Months Ended
(in millions)	Type of Hedge	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$26.2	$(6.1)	$—	$—
Other counterparties	N/A	(25.5)	6.7	—	—
Foreign exchange contracts	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	—	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	—	—	—

Total		0.6	0.6	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors (2)	Cash flow	10.4	11.1	—	1.2
Interest rate swaps	Fair value	(0.2)	(0.2)	—	—
Foreign exchange contracts	Cash flow	—	0.4	—	—

Total		10.2	11.3	—	1.2

Total derivatives		$10.8	$11.9	$—	$1.2

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

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

Fair Value Measurement Disclosures

In January 2010, the FASB amended its standards related to disclosure of fair value measurements to require: (i) disclosure of amounts transferred in and out of the Level 1 and 2 fair value measurement categories; (ii) a reconciliation, presented on a gross basis rather than a net basis, of activity in the Level 3 fair value measurement category; (iii) greater disaggregation of the assets and liabilities for which fair value measurements are presented; and (iv) more robust disclosure of the valuation techniques and inputs used to measure assets and liabilities in the Level 2 and 3 fair value measurement categories. The new requirements were effective January 1, 2010 for People’s United Financial, with the exception of the requirement related to the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for People’s United Financial). The applicable disclosures have been provided in Note 11.

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

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the FASB amended its standards related to required disclosures about the credit quality of financing receivables and the allowance for credit losses. As a result, companies will be required to provide expanded credit risk disclosures (such as aging information and credit quality indicators) and expanded disclosures related to the allowance for credit losses (such as a disaggregated rollforward of activity in the allowance). Both new and existing disclosures must be disaggregated either by portfolio segment or by class of financing receivable which are based, in part, on how a company develops its allowance for credit losses and manages its credit exposure. The amendments requiring disclosure as of the end of a reporting period are effective for periods ending on or after December 15, 2010 (December 31, 2010 for People’s United Financial). The amendments requiring disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for People’s United Financial).

NOTE 15. SUBSEQUENT EVENTS

On July 15, 2010, People’s United Financial announced the signing of definitive agreements to acquire Smithtown Bancorp, Inc. based in Hauppauge, New York and LSB Corporation based in North Andover, Massachusetts.

The Smithtown Bancorp acquisition is valued at approximately $60 million, with approximately half that amount being paid in cash and the balance in the form of shares of People’s United Financial common stock. At March 31, 2010, Smithtown Bancorp reported total assets of $2.43 billion, total deposits of $1.87 billion and operated 30 branches, including 29 on Long Island and one in New York City.

The LSB Corporation acquisition is an all-cash transaction valued at approximately $96 million. At March 31, 2010, LSB Corporation reported total assets of $807 million, total deposits of $504 million and operated seven branches, including five in the greater Boston area and two in southern New Hampshire.

Both transactions, which are expected to close in the fourth quarter of 2010, are subject to approval by bank regulatory authorities and by the shareholders of Smithtown Bancorp and LSB Corporation, respectively. People’s United Financial shareholder approval is not required for either transaction.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquired companies; (11) success in addressing management succession issues in a timely and effective manner; and (12) possible changes in regulation resulting from or relating to the new financial reform legislation.

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

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. This rule, which did not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011. As such, deposit insurance expense may continue to increase in the future. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. After recognizing $11 million of deposit insurance expense in the first six months of 2010, the prepaid deposit insurance premium was reduced to $58 million.

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

Through June 30, 2010, the company participated in the Transaction Account Guarantee Program as it had historically participated in all other FDIC deposit insurance programs. However, the company elected to opt out of future participation in the Transaction Account Guarantee Program effective July 1, 2010. While People’s United Financial has retained its right to do so, the company does not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As previously disclosed in the risk factors included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2009, our business is subject to risk as a result of changes in Federal and State regulation. On July 21, 2010, financial regulatory reform was signed into law by the President as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act implements significant changes in the financial regulatory landscape and will impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Bureau will also have exclusive supervision over our consumer compliance examinations. Moreover, the Act permits States to adopt stricter consumer protection laws and authorizes State attorneys general to enforce consumer protection rules issued by the Bureau. The Act restricts the authority of the Federal banking regulators to preempt State consumer protection laws applicable to the Bank, and limits the preemption of State laws as they affect subsidiaries and agents of federally-chartered banks.

The Act provides that the amount of interchange fee that an issuer of debit cards may charge or receive must be “reasonable and proportional” to the cost of the transaction. The Act directs the Federal Reserve Board (the “Board”) to issue regulations to implement this requirement, and further provides that in determining whether a charge is “reasonable and proportional” the issuer may generally consider only the incremental cost of the individual transaction. Separately, the Board is authorized to issue regulations that would allow an issuer to adjust interchange fees to reflect the costs associated with fraud mitigation related to debit card transactions, provided that the issuer must comply with fraud-related standards to be established by the Board. The Act further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The company expects that the Act’s interchange fee provisions will reduce interchange fee revenue, beginning in the third quarter of 2011, but the full impact will not be known until the Board has completed its rule-making. The Act also changes the scope of federal deposit insurance coverage and increases the FDIC assessment payable by the Bank. It is anticipated that establishment of the Bureau and these other changes will significantly increase the company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

The Act also imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Act also increases regulation of derivatives and hedging transactions, which could limit the ability of the company to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Because many of the Act’s provisions require subsequent regulatory rulemaking, the impact that the new regulations will have on People’s United Bank and People’s United Financial can not be predicted at this time.

The actions noted above, together with additional actions announced by the U.S. Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact such actions will have on the capital markets and the financial services industry. The extreme levels of market volatility and limited credit availability currently being experienced could continue to adversely affect the U.S. banking industry and the broader U.S. and global economies for the foreseeable future, which will have an effect on all financial institutions, including People’s United Financial.

Selected Consolidated Financial Data

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating Data:
Net interest income	$173.8	$159.6	$141.2	$333.4	$284.0
Provision for loan losses	17.8	9.5	14.0	27.3	21.9
Non-interest income (1)	76.8	70.6	85.0	147.4	157.2
Non-interest expense (2)	209.8	200.3	176.2	410.1	347.3
Income before income tax expense	23.0	20.4	36.0	43.4	72.0
Net income	16.0	13.6	25.3	29.6	49.5

Selected Statistical Data:
Net interest margin (3)	3.68%	3.47%	3.12%	3.58%	3.18%
Return on average assets (3)	0.29	0.26	0.49	0.27	0.48
Return on average tangible assets (3)	0.32	0.28	0.53	0.30	0.52
Return on average stockholders’ equity (3)	1.2	1.0	2.0	1.1	1.9
Return on average tangible stockholders’ equity (3)	1.7	1.5	2.8	1.6	2.7
Efficiency ratio	72.7	75.9	73.8	74.2	74.5

Per Common Share Data:
Basic and diluted earnings per share	$0.04	$0.04	$0.08	$0.08	$0.15
Dividends paid per share	0.1550	0.1525	0.1525	0.3075	0.3025
Dividend payout ratio	352.0%	376.2%	202.0%	363.1%	204.6%
Book value (end of period)	$15.10	$15.12	$15.29	$15.10	$15.29
Tangible book value (end of period)	10.14	10.25	10.75	10.14	10.75
Stock price:
High	16.79	17.08	18.54	17.08	18.54
Low	13.49	15.07	14.72	13.49	14.72
Close (end of period)	13.50	15.62	15.07	13.50	15.07

(1)	Includes net security gains of $12.0 million for the three months ended June 30, 2009 and $17.4 million for the six months ended June 30, 2009.
(2)	Includes a total of $23.2 million and $23.4 million of merger-related expenses, core system conversion costs and one-time charges for the three months ended June 30, 2010 and March 31, 2010, respectively, and $46.6 million for the six months ended June 30, 2010. Also includes an FDIC special assessment charge of $8.4 million for the three and six months ended June 30, 2009.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Financial Condition Data:
Total assets	$21,950	$21,588	$21,257	$20,810	$20,812
Loans	15,215	15,311	14,234	14,302	14,553
Short-term investments (1)	1,944	2,527	3,492	3,077	3,073
Securities	1,787	886	902	550	491
Allowance for loan losses	173	173	173	173	167
Goodwill and other acquisition-related intangibles	1,778	1,767	1,515	1,520	1,525
Deposits	15,834	15,397	15,446	15,050	15,023
Borrowings	141	175	159	154	160
Subordinated notes	183	182	182	182	181
Stockholders’ equity	5,413	5,479	5,101	5,115	5,130
Non-performing assets (2)	285	248	206	193	182
Net loan charge-offs	17.8	9.5	13.6	16.0	6.0

Average Balances:
Loans	$15,319	$14,680	$14,231	$14,454	$14,595
Short-term investments (1)	2,534	2,901	3,464	3,105	2,816
Securities	1,097	888	887	782	799
Total earning assets	18,950	18,469	18,582	18,341	18,210
Total assets	21,872	21,260	21,132	20,870	20,759
Deposits	15,704	15,202	15,273	15,037	14,886
Total funding liabilities	16,052	15,573	15,616	15,365	15,237
Stockholders’ equity	5,458	5,275	5,106	5,135	5,162

Ratios:
Net loan charge-offs to average loans (annualized)	0.46%	0.26%	0.38%	0.44%	0.16%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	2.01	1.74	1.44	1.35	1.25
Allowance for loan losses to non-performing originated loans (2)	78.5	89.7	102.2	98.2	99.4
Allowance for loan losses to originated loans (2)	1.23	1.22	1.21	1.21	1.15
Average stockholders’ equity to average total assets	25.0	24.8	24.2	24.6	24.9
Stockholders’ equity to total assets	24.7	25.4	24.0	24.6	24.7
Tangible stockholders’ equity to tangible assets	18.0	18.7	18.2	18.6	18.7
Total risk-based capital (3)	16.6	16.3	14.1	14.0	13.7

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans. See Asset Quality.
(3)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share, and operating earnings. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United Financial’s capital position.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, core system conversion costs, and one-time charges related to executive-level management separation agreements, are generally also excluded when calculating the efficiency ratio.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total non-interest expense	$209.8	$200.3	$176.2	$410.1	$347.3
Less:
Amortization of other acquisition-related intangibles	4.8	4.7	5.3	9.5	10.5
FDIC special assessment	—	—	8.4	—	8.4
Merger-related expenses	2.8	14.7	—	17.5	—
Fair value adjustments	0.8	0.8	0.8	1.6	1.6
Executive-level separation agreement	15.3	—	—	15.3	—
Other	0.8	2.9	1.5	3.7	6.5

Total	$185.3	$177.2	$160.2	$362.5	$320.3

Net interest income (1)	$174.6	$160.4	$142.1	$335.0	$285.8
Total non-interest income	76.8	70.6	85.0	147.4	157.2
Add:
Fair value adjustments	2.2	1.6	1.6	3.8	3.2
BOLI FTE adjustment (1)	1.4	1.0	1.5	2.4	2.4
Less:
Net security gains	—	—	12.0	—	17.4
Gain on sale of assets	—	—	1.0	—	1.3

Total	$255.0	$233.6	$217.2	$488.6	$429.9

Efficiency ratio	72.7%	75.9%	73.8%	74.2%	74.5%

(1)	Fully taxable equivalent.

The following table summarizes People’s United Financial’s operating earnings and operating earnings per share:

	Three Months Ended			Six Months Ended
(in millions, except per share data)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income, as reported	$16.0	$13.6	$25.3	$29.6	$49.5
Adjustments, net of tax (1)	15.8	15.6	—	31.4	—

Operating earnings	$31.8	$29.2	$25.3	$61.0	$49.5

Operating earnings per share	$0.09	$0.08	$0.08	$0.17	$0.15

(1)	Represents pre-tax merger-related expenses, core system conversion costs and one-time charges totaling $23.2 million and $23.4 million for the three months ended June 30, 2010 and March 31, 2010, respectively, and $46.6 million for the six months ended June 30, 2010, less related income taxes.

The following table summarizes People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Total stockholders’ equity	$5,413	$5,479	$5,101	$5,115	$5,130
Less: goodwill and other acquisition-related intangibles	1,778	1,767	1,515	1,520	1,525

Tangible stockholders’ equity	$3,635	$3,712	$3,586	$3,595	$3,605

Total assets	$21,950	$21,588	$21,257	$20,810	$20,812
Less: goodwill and other acquisition-related intangibles	1,778	1,767	1,515	1,520	1,525

Tangible assets	$20,172	$19,821	$19,742	$19,290	$19,287

Tangible equity ratio	18.0%	18.7%	18.2%	18.6%	18.7%

Common shares outstanding	358.5	362.3	335.6	335.6	335.5

Tangible book value per share	$10.14	$10.25	$10.68	$10.71	$10.75

Acquisitions

On April 16, 2010, People’s United Bank (the “Bank”), a subsidiary of People’s United Financial, entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all acquired loans and foreclosed real estate (see Asset Quality). The transaction resulted in the acquisition of approximately $244 million in total assets and approximately $227 million in total deposits. The Bank did not pay the FDIC a premium to assume the deposits of Butler Bank. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the six months ended June 30, 2010 include the results of Butler Bank beginning with the closing date. Merger-related expenses totaling $0.4 million were recorded in the second quarter of 2010.

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.28 billion.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the six months ended June 30, 2010 include the results of Financial Federal beginning with the closing date. Merger-related expenses totaling $17.1 million (including (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges) were recorded in the first six months of 2010.

Included in the Consolidated Statements of Income for the six months ended June 30, 2010 are approximately $35 million of interest income and approximately $15 million of net income attributable to Financial Federal and Butler Bank since the respective acquisition dates. See Note 2 to the Consolidated Financial Statements for further discussions of the acquisitions.

On July 15, 2010, People’s United Financial announced the signing of definitive agreements to acquire Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts.

The Smithtown acquisition is valued at approximately $60 million, with approximately half that amount being paid in cash and the balance in the form of shares of People’s United Financial common stock. At March 31, 2010, Smithtown reported total assets of $2.43 billion, total deposits of $1.87 billion and operated 30 branches, including 29 on Long Island and one in New York City.

The LSB acquisition is an all-cash transaction valued at approximately $96 million. At March 31, 2010, LSB reported total assets of $807 million, total deposits of $504 million and operated seven branches, including five in the greater Boston area and two in southern New Hampshire.

Both transactions, which are expected to close in the fourth quarter of 2010, are subject to approval by bank regulatory authorities and by the shareholders of Smithtown and LSB, respectively. People’s United Financial shareholder approval is not required for either transaction.

Financial Overview

People’s United Financial reported net income of $16.0 million, or $0.04 per diluted share, for the three months ended June 30, 2010, compared to $25.3 million, or $0.08 per diluted share, for the year-ago period. Second quarter 2010 earnings reflect an improvement in the net interest margin and $23.2 million (pre-tax) of merger-related expenses, core system conversion costs and one-time charges. The net impact of these expenses reduced second quarter 2010 net income by $15.8 million, or $0.05 per diluted share. Excluding the effect of these items, operating earnings were $31.8 million, or $0.09 per diluted share, for the second quarter of 2010.

For the six months ended June 30, 2010, net income totaled $29.6 million, or $0.08 per diluted share, compared to $49.5 million, or $0.15 per diluted share for the year-ago period. Results for the first six months of 2010 include $46.6 million (pre-tax) of merger-related expenses, core system conversion costs and one-time charges. The net impact of these expenses reduced net income for the first six months of 2010 by $31.4 million, or $0.09 per diluted share. Excluding the effect of these items, operating earnings were $61.0 million, or $0.17 per diluted share, for the six months ended June 30, 2010.

As previously reported, People’s United Financial completed its acquisitions of Financial Federal on February 19, 2010 and Butler Bank on April 16, 2010. Accordingly, Financial Federal’s and Butler Bank’s results of operations are included beginning as of the respective acquisition dates, and prior period results have not been restated to include Financial Federal and Butler Bank. Previously reported amounts for the three and six months ended June 30, 2009 have been revised to reflect the recognition of additional non-interest expense. See Note 13 to the Consolidated Financial Statements.

People’s United Financial’s return on average tangible assets was 0.32% and return on average tangible stockholders’ equity was 1.7% for the three months ended June 30, 2010, compared to 0.53% and 2.8%, respectively, in the year-ago quarter.

Net interest income increased $32.6 million from the year-ago quarter while the net interest margin improved 56 basis points to 3.68%. The higher net interest margin reflects the benefit of Financial Federal as well as a 52 basis points reduction in the cost of deposits, partially offset by the low interest rate environment, and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be temporarily invested in low-yielding short-term investments. Compared to the first quarter of 2010, net interest income increased $14.2 million and the net interest margin increased 21 basis points, primarily due to the benefit of Financial Federal and a 4 basis point reduction in the cost of deposits.

Compared to the second quarter of 2009, average earning assets increased $740 million, reflecting increases of $724 million in average loans and $298 million in average securities, partially offset by a $282 million decrease in average short-term investments. Average funding liabilities increased $814 million compared to the second quarter of 2009, reflecting an $818 million increase in average total deposits.

Compared to the year-ago quarter, total non-interest income decreased $8.2 million and total non-interest expense increased $33.6 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 72.7% in the second quarter of 2010 compared to 73.8% in the year-ago period.

The provision for loan losses in the second quarter of 2010 was $17.8 million compared to $14.0 million in the year-ago period. The provision for loan losses in the second quarter of 2010 reflected net loan charge-offs of $17.8 million. The provision for loan losses in the second quarter of 2009 reflected net loan charge-offs of $6.0 million and an $8.0 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.46% in the second quarter of 2010 compared to 0.16% in the year-ago quarter.

The allowance for loan losses totaled $172.5 million at June 30, 2010. Non-performing assets totaled $284.5 million at June 30, 2010, a $78.9 million increase from December 31, 2009. At June 30, 2010, the allowance for loan losses as a percentage of originated loans was 1.23% and as a percentage of non-performing originated loans was 78.5% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.4 billion at June 30, 2010 compared to $5.1 billion at December 31, 2009 and as a percentage of total assets, stockholders’ equity was 24.7% and 24.0%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 18.0% at June 30, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s total risk-based capital ratio was 16.6% at June 30, 2010 compared to 14.1% at December 31, 2009 (see Regulatory Capital Requirements).

Business Segment Results

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses, Commercial Banking, Retail Banking and Small Business, and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities resale agreements, wholesale borrowings, and the funding center.

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

The reported assets of each business segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually. Goodwill is tested for impairment at the reporting unit level and involves a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The company’s identified reporting units, none of which are at risk of failing the “Step 1” goodwill impairment test at this time, have been based upon geographical composition within each of the identified business segments.

During the second quarter of 2010, the company changed the date of its annual impairment testing for goodwill from December 31st to October 1st. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the earlier date provides the company additional time for the completion of its annual impairment testing in conjunction with its December 31 year-end closing activities and is better aligned with the timing of its annual budget process.

Business Segment Performance Summary

Three months ended June 30, 2010 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$77.4	$94.7	$0.9	$173.0	$(13.8)	$14.6	$173.8
Provision for loan losses	6.9	1.5	0.1	8.5	—	9.3	17.8
Total non-interest income	14.1	40.0	18.5	72.6	4.9	(0.7)	76.8
Total non-interest expense	47.3	109.6	22.0	178.9	3.2	27.7	209.8

Income (loss) before income tax expense (benefit)	37.3	23.6	(2.7)	58.2	(12.1)	(23.1)	23.0
Income tax expense (benefit)	12.1	7.6	(0.9)	18.8	(3.9)	(7.9)	7.0

Net income (loss)	$25.2	$16.0	$(1.8)	$39.4	$(8.2)	$(15.2)	$16.0

Total average assets	$11,205.1	$5,584.5	$344.9	$17,134.5	$3,778.7	$958.7	$21,871.9
Total average liabilities	2,109.6	13,739.4	192.6	16,041.6	94.9	277.5	16,414.0

Six months ended June 30, 2010 (in millions)	Commercial Banking	Retail Banking and Small Business	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$148.4	$185.0	$1.9	$335.3	$(31.4)	$29.5	$333.4
Provision for loan losses	13.0	3.0	0.1	16.1	—	11.2	27.3
Total non-interest income	25.7	77.7	37.2	140.6	8.5	(1.7)	147.4
Total non-interest expense	90.0	215.9	43.5	349.4	6.0	54.7	410.1

Income (loss) before income tax expense (benefit)	71.1	43.8	(4.5)	110.4	(28.9)	(38.1)	43.4
Income tax expense (benefit)	23.5	14.3	(1.5)	36.3	(10.1)	(12.4)	13.8

Net income (loss)	$47.6	$29.5	$(3.0)	$74.1	$(18.8)	$(25.7)	$29.6

Total average assets	$10,905.4	$5,553.7	$347.4	$16,806.5	$3,859.5	$901.4	$21,567.4
Total average liabilities	2,196.9	13,401.9	191.2	15,790.0	90.6	319.8	16,200.4

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and Financial Federal, as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net interest income	$77.4	$63.2	$148.4	$123.8
Provision for loan losses	6.9	5.5	13.0	11.0
Total non-interest income	14.1	10.1	25.7	20.0
Total non-interest expense	47.3	39.6	90.0	77.5

Income before income tax expense	37.3	28.2	71.1	55.3
Income tax expense	12.1	8.5	23.5	16.7

Net income	$25.2	$19.7	$47.6	$38.6

Total average assets	$11,205.1	$9,863.3	$10,905.4	$9,793.1
Total average liabilities	2,109.6	2,387.4	2,196.9	2,374.2

Commercial Banking net income increased $5.5 million compared to the second quarter of 2009, primarily as a result of the Financial Federal acquisition completed in February 2010. The $14.2 million increase in net interest income reflects an increase in average earning assets (primarily the loans acquired in the Financial Federal acquisition) as well as improved spreads on commercial loans, partially offset by narrowing spreads on commercial deposits. The $4.0 million increase in non-interest income primarily reflects an increase in commercial loan fees. The $7.7 million increase in non-interest expense reflects increased amortization expense on leased equipment, and higher direct expenses due to the continued loan growth in Commercial Banking.

The total average commercial banking loan portfolio increased $1.2 billion compared to the second quarter of 2009, reflecting the addition of the Financial Federal loan portfolio (average of $1.1 billion in the second quarter of 2010), as well as an increase of $307 million in average commercial real estate loans, partially offset by decreases of $136 million in average commercial loans and $52 million in average loans originated by PCLC.

Retail Banking and Small Business includes, as its principal business lines, consumer and small business deposit gathering activities, consumer lending (including residential mortgage and home equity), small business lending and merchant services.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net interest income	$94.7	$94.2	$185.0	$188.5
Provision for loan losses	1.5	1.2	3.0	2.4
Total non-interest income	40.0	40.9	77.7	77.3
Total non-interest expense	109.6	107.4	215.9	210.3

Income before income tax expense	23.6	26.5	43.8	53.1
Income tax expense	7.6	8.6	14.3	17.2

Net income	$16.0	$17.9	$29.5	$35.9

Total average assets	$5,584.5	$6,014.1	$5,553.7	$6,065.8
Total average liabilities	13,739.4	12,603.6	13,401.9	12,352.3

Retail Banking and Small Business net income decreased $1.9 million compared to the second quarter of 2009. The $0.5 million increase in net interest income primarily reflects the growth in deposit balances (see below) and a modest increase in residential mortgage interest income, offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008, and lower residential mortgage balances. In the second quarter of 2010, average residential mortgage loans decreased $452 million compared to the year-ago quarter, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans, partially offset by the addition of $100 million of average residential mortgage loans from the Butler Bank acquisition. The $2.2 million increase in non-interest expense primarily reflects an increase in direct expenses partially due to the Butler Bank acquisition completed in April 2010.

Average total liabilities increased $1.1 billion compared to the second quarter of 2009. Average deposits increased $818 million (including $183 million in average deposits acquired in the Butler Bank acquisition), reflecting increases of $165 million in average non-interest-bearing deposits and $1.2 billion in average savings and money market deposits, partially offset by a $564 million decrease in average time deposits.

Wealth Management consists of trust services; corporate trust; brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc.; other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC; and private banking.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net interest income	$0.9	$0.9	$1.9	$2.1
Provision for loan losses	0.1	0.1	0.1	0.1
Total non-interest income	18.5	19.3	37.2	39.0
Total non-interest expense	22.0	21.8	43.5	43.2

Loss before income tax benefit	(2.7)	(1.7)	(4.5)	(2.2)
Income tax benefit	(0.9)	(0.6)	(1.5)	(0.8)

Net loss	$(1.8)	$(1.1)	$(3.0)	$(1.4)

Total average assets	$344.9	$324.0	$347.4	$320.6
Total average liabilities	192.6	138.8	191.2	143.4

The increase in Wealth Management’s net loss in the second quarter of 2010 compared to the year-ago quarter reflects a $0.8 million decrease in non-interest income. In the second quarter of 2010, insurance revenue declined $0.5 million, primarily due to the continued soft insurance market, and brokerage commissions decreased $0.4 million, reflecting lower trading volume.

Assets managed and administered by Wealth Management, which are not reported as assets of People’s United Financial, totaled $16.4 billion at June 30, 2010, compared to $16.8 billion at March 31, 2010 and $16.3 billion at June 30, 2009. The decline from March 2010 primarily reflects the decline in the equity markets in the second quarter of 2010.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net interest loss	$(13.8)	$(35.0)	$(31.4)	$(65.2)
Total non-interest income	4.9	15.1	8.5	16.9
Total non-interest expense	3.2	1.8	6.0	3.1

Loss before income tax benefit	(12.1)	(21.7)	(28.9)	(51.4)
Income tax benefit	(3.9)	(8.0)	(10.1)	(18.2)

Net loss	$(8.2)	$(13.7)	$(18.8)	$(33.2)

Total average assets	$3,778.7	$3,784.7	$3,859.5	$3,637.3
Total average liabilities	94.9	85.5	90.6	92.5

Treasury’s net loss in the second quarter of 2010 was reduced by $5.5 million compared to the 2009 period, reflecting a decrease in the net interest loss, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $21.2 million decrease in net interest loss reflects a decrease in investment securities and an increase in the funding center’s net interest spread. The increase in the funding center’s net interest spread is primarily due to the historically low interest rate environment over an extended period of time, resulting in long-term funding costs declining more than asset yields, reflecting the asset sensitive position of People’s United Financial’s balance sheet. Non-interest income in the second quarter of 2009 included $12.1 million of security gains resulting from the sale of residential mortgage-backed securities. The increase in non-interest income (excluding security gains) and non-interest expense primarily reflects higher revenues and costs relating to derivative transactions entered into with commercial customers.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including $15.3 million of one-time charges related to the former CEO separation agreement (included in total non-interest expense for the three and six months ended June 30, 2010), $7.9 million and $31.3 million of merger-related expenses and core system conversion costs (included in total non-interest expense for the three and six months ended June 30, 2010, respectively), a $5.6 million gain related to the sale of the company’s remaining Class B Visa shares (included in total non-interest income for the six months ended June 30, 2009) and $4.4 million of benefit-related and other charges (included in total non-interest expense for the six months ended June 30, 2009). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net interest income	$14.6	$17.9	$29.5	$34.8
Provision for loan losses	9.3	7.2	11.2	8.4
Total non-interest income	(0.7)	(0.4)	(1.7)	4.0
Total non-interest expense	27.7	5.6	54.7	13.2

(Loss) income before income tax expense	(23.1)	4.7	(38.1)	17.2
Income tax (benefit) expense	(7.9)	2.2	(12.4)	7.6

Net (loss) income	$(15.2)	$2.5	$(25.7)	$9.6

Total average assets	$958.7	$773.2	$901.4	$693.0
Total average liabilities	277.5	381.9	319.8	384.5

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

The Federal Reserve Board established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which has not changed. The net interest margin improved in the second quarter of 2010, reflecting the combined benefit of the Financial Federal acquisition and lower cost of deposits. However, the net interest margin continues to be impacted by the historically low interest rate environment, given the asset sensitive position of People’s United Financial’s balance sheet, including the temporary investment of a portion of the company’s significant excess capital position in low-yielding short-term investments.

Second Quarter 2010 Compared to Second Quarter 2009

The net interest margin increased 56 basis points to 3.68% compared to the second quarter of 2009. The higher net interest margin reflects lower deposit costs and the benefit from the Financial Federal acquisition completed in February 2010, partially offset by the low interest rate environment and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which continues to be invested in low-yielding short-term investments. Net interest income (FTE basis) increased $32.5 million, reflecting a $14.6 million increase in total interest and dividend income and a $17.9 million decrease in total interest expense.

Average earning assets totaled $18.9 billion in the second quarter of 2010, a $740 million increase from the second quarter of 2009, reflecting increases of $724 million in average loans and $298 million in average securities, partially offset by a $282 million decrease in average short-term investments. Average loans, average securities and average short-term investments comprised 81%, 6% and 13%, respectively, of average earning assets in the second quarter of 2010 compared to 80%, 4% and 16%, respectively, in the 2009 period. In the current quarter, the yield earned on the total loan portfolio was 5.14% and the yield earned on securities and short-term investments was 1.19%, compared to 5.04% and 1.00%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 40% of the loan portfolio has floating interest rates at June 30, 2010 compared to approximately 44% at December 31, 2009.

The total average commercial banking loan portfolio increased $1.2 billion, reflecting the addition of the Financial Federal loan portfolio (average of $1.1 billion in the second quarter of 2010), as well as an increase of $371 million in average commercial real estate loans (presented net of a $64 million decline in average shared national credits), partially offset by decreases of $54 million in average commercial loans (presented net of an $82 million decline in average shared national credits) and $52 million in average loans originated by PCLC. At June 30, 2010, the shared national credits loan portfolio totaled $471 million compared to $567 million at December 31, 2009.

Average residential mortgage loans decreased $452 million compared to the year-ago quarter, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans, partially offset by the addition of $100 million of average residential mortgage loans from the Butler Bank acquisition. Average consumer loans decreased $67 million, reflecting declines of $48 million in average indirect auto loans and $17 million in average home equity loans.

Average funding liabilities totaled $16.1 billion in the second quarter of 2010, an $814 million increase compared to the year-ago quarter. Average deposits increased $818 million, reflecting increases of $165 million in average non-interest-bearing deposits and $1.2 billion in average savings and money market deposits, partially offset by a $564 million decrease in average time deposits. Average deposits comprised 98% of average funding liabilities in both the second quarter of 2010 and the year-ago period.

The 51 basis point decrease to 0.83% from 1.34% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 52 basis points from the second quarter of 2009, reflecting decreases of 124 basis points in time deposits and 11 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 50% and 29%, respectively, of average total deposits in the second quarter of 2010 compared to 44% and 34%, respectively, in the 2009 period.

Second Quarter 2010 Compared to First Quarter 2010

The net interest margin improved 21 basis points and net interest income (FTE basis) increased $14.2 million compared to the first quarter of 2010, primarily reflecting the combined benefit of the Financial Federal acquisition and a 4 basis point decrease in the rate paid on average deposits in the second quarter. Total interest and dividend income increased $13.3 million in the second quarter and total interest expense decreased $0.9 million.

Average earning assets increased $481 million, as increases of $639 million in average loans and $208 million in average securities were partially offset by a $366 million decrease in average short-term investments and securities resale agreements. The increase in average loans primarily reflects the addition of the loan portfolios of Financial Federal in February 2010 and Butler Bank in April 2010. People’s United Financial used short-term investments of approximately $293 million to fund the cash consideration in the Financial Federal acquisition (see Note 2 to the Consolidated Financial Statements) and approximately $816 million to repay Financial Federal and Butler Bank borrowings. Average funding liabilities increased $479 million, reflecting a $502 million increase in average deposits (including $183 million in average deposits acquired in the Butler Bank acquisition), partially offset by a $24 million decrease in average borrowings.

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, and the six months ended June 30, 2010 and 2009. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2010			March 31, 2010			June 30, 2009
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,262.1	$1.5	0.26%	$2,673.5	$1.7	0.26%	$2,543.9	$1.6	0.26%
Securities purchased under agreements to resell	271.4	0.1	0.20	226.7	0.1	0.15	272.5	0.2	0.23
Securities (2)	1,096.7	9.2	3.33	888.3	8.1	3.65	798.6	7.2	3.60
Loans:
Commercial real estate	5,461.4	75.3	5.52	5,392.7	74.1	5.49	5,154.4	70.8	5.49
Commercial	5,112.1	70.8	5.54	4,545.3	59.0	5.19	4,175.7	51.5	4.94
Residential mortgage	2,536.9	28.3	4.46	2,506.8	28.6	4.57	2,988.8	37.8	5.05
Consumer	2,208.8	22.5	4.08	2,235.5	22.8	4.07	2,275.9	24.0	4.22

Total loans	15,319.2	196.9	5.14	14,680.3	184.5	5.03	14,594.8	184.1	5.04

Total earning assets	18,949.4	$207.7	4.38%	18,468.8	$194.4	4.21%	18,209.8	$193.1	4.24%

Other assets	2,922.5			2,790.8			2,549.5

Total assets	$21,871.9			$21,259.6			$20,759.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,357.0	$—	—%	$3,271.3	$—	—%	$3,192.0	$—	—%
Savings, interest-bearing checking and money market	7,817.7	12.3	0.63	7,413.7	11.6	0.62	6,600.5	12.1	0.74
Time	4,529.4	16.7	1.48	4,516.8	18.1	1.60	5,093.5	34.7	2.72

Total deposits	15,704.1	29.0	0.74	15,201.8	29.7	0.78	14,886.0	46.8	1.26

Borrowings:
Repurchase agreements	151.8	0.2	0.44	164.6	0.2	0.45	155.8	0.2	0.43
FHLB advances	8.6	0.1	6.12	11.2	0.1	5.49	14.6	0.2	5.30
Other	4.9	—	—	13.6	0.2	5.03	—	—	—

Total borrowings	165.3	0.3	0.72	189.4	0.5	1.08	170.4	0.4	0.84

Subordinated notes	182.3	3.8	8.30	182.0	3.8	8.31	181.0	3.8	8.36

Total funding liabilities	16,051.7	$33.1	0.83%	15,573.2	$34.0	0.87%	15,237.4	$51.0	1.34%

Other liabilities	362.3			411.3			359.8

Total liabilities	16,414.0			15,984.5			15,597.2
Stockholders’ equity	5,457.9			5,275.1			5,162.1

Total liabilities and stockholders’ equity	$21,871.9			$21,259.6			$20,759.3

Net interest income/spread (3)		$174.6	3.55%		$160.4	3.34%		$142.1	2.90%

Net interest margin			3.68%			3.47%			3.12%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.8 million, $0.8 million and $0.9 million for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, respectively.

Average Balance, Interest and Yield/Rate Analysis (1)

	June 30, 2010			June 30, 2009
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,466.6	$3.2	0.26%	$2,186.1	$3.3	0.30%
Securities purchased under agreements to resell	249.2	0.2	0.18	137.0	0.2	0.23
Securities (2)	993.1	17.3	3.47	1,035.3	16.5	3.20
Loans:
Commercial real estate	5,427.3	149.4	5.51	5,087.8	139.8	5.50
Commercial	4,830.2	129.8	5.38	4,192.9	103.0	4.91
Residential mortgage	2,521.9	56.9	4.51	3,053.8	78.5	5.14
Consumer	2,222.1	45.3	4.07	2,264.4	47.9	4.23

Total loans	15,001.5	381.4	5.09	14,598.9	369.2	5.06

Total earning assets	18,710.4	$402.1	4.30%	17,957.3	$389.2	4.33%

Other assets	2,857.0			2,552.5

Total assets	$21,567.4			$20,509.8

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,312.3	$—	—%	$3,149.3	$—	—%
Savings, interest-bearing checking and money market	7,618.8	23.9	0.63	6,445.2	24.7	0.77
Time	4,523.2	34.8	1.54	5,022.9	70.3	2.80

Total deposits	15,454.3	58.7	0.76	14,617.4	95.0	1.30

Borrowings:
Repurchase agreements	158.1	0.4	0.44	163.4	0.4	0.44
FHLB advances	9.9	0.2	5.77	14.8	0.4	5.28
Other	9.2	0.2	3.73	4.3	—	1.95

Total borrowings	177.2	0.8	0.91	182.5	0.8	0.87

Subordinated notes	182.2	7.6	8.30	180.8	7.6	8.37

Total funding liabilities	15,813.7	$67.1	0.85%	14,980.7	$103.4	1.38%

Other liabilities	386.7			366.2

Total liabilities	16,200.4			15,346.9
Stockholders’ equity	5,367.0			5,162.9

Total liabilities and stockholders’ equity	$21,567.4			$20,509.8

Net interest income/spread (3)		$335.0	3.45%		$285.8	2.95%

Net interest margin			3.58%			3.18%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $1.6 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended June 30, 2010 Compared To
	June 30, 2009 Increase (Decrease)			March 31, 2010 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.1)	$—	$(0.1)	$(0.3)	$0.1	$(0.2)
Securities purchased under agreements to resell	—	(0.1)	(0.1)	—	—	—
Securities	2.5	(0.5)	2.0	1.8	(0.7)	1.1
Loans:
Commercial real estate	4.2	0.3	4.5	0.9	0.3	1.2
Commercial	12.5	6.8	19.3	7.7	4.1	11.8
Residential mortgage	(5.3)	(4.2)	(9.5)	0.4	(0.7)	(0.3)
Consumer	(0.7)	(0.8)	(1.5)	(0.3)	—	(0.3)

Total loans	10.7	2.1	12.8	8.7	3.7	12.4

Total change in interest and dividend income	13.1	1.5	14.6	10.2	3.1	13.3

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.1	(1.9)	0.2	0.6	0.1	0.7
Time	(3.5)	(14.5)	(18.0)	—	(1.4)	(1.4)

Total deposits	(1.4)	(16.4)	(17.8)	0.6	(1.3)	(0.7)

Borrowings:
Repurchase agreements	—	—	—	—	—	—
FHLB advances	(0.1)	—	(0.1)	—	—	—
Other	—	—	—	(0.2)	—	(0.2)

Total borrowings	(0.1)	—	(0.1)	(0.2)	—	(0.2)

Subordinated notes	—	—	—	—	—	—

Total change in interest expense	(1.5)	(16.4)	(17.9)	0.4	(1.3)	(0.9)

Change in net interest income	$14.6	$17.9	$32.5	$9.8	$4.4	$14.2

Volume and Rate Analysis

	Six Months Ended June 30, 2010 Compared To June 30, 2009 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.4	$(0.5)	$(0.1)
Securities purchased under agreements to resell	0.1	(0.1)	—
Securities	(0.6)	1.4	0.8
Loans:
Commercial real estate	9.3	0.3	9.6
Commercial	16.5	10.3	26.8
Residential mortgage	(12.7)	(8.9)	(21.6)
Consumer	(0.9)	(1.7)	(2.6)

Total loans	12.2	—	12.2

Total change in interest and dividend income	12.1	0.8	12.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	4.1	(4.9)	(0.8)
Time	(6.4)	(29.1)	(35.5)

Total deposits	(2.3)	(34.0)	(36.3)

Borrowings:
Repurchase agreements	—	—	—
FHLB advances	(0.2)	—	(0.2)
Other	0.1	0.1	0.2

Total borrowings	(0.1)	0.1	—

Subordinated notes	0.1	(0.1)	—

Total change in interest expense	(2.3)	(34.0)	(36.3)

Change in net interest income	$14.4	$34.8	$49.2

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Investment management fees	$8.6	$7.9	$8.6	$16.5	$16.1
Insurance revenue	6.3	7.3	6.8	13.6	15.1
Brokerage commissions	2.8	2.8	3.2	5.6	6.5

Total wealth management income	17.7	18.0	18.6	35.7	37.7

Net security gains (losses):
Equity securities	—	—	—	—	5.5
Debt securities	—	—	12.1	—	12.1
Trading account securities	—	—	(0.1)	—	(0.2)

Total net security gains (losses)	—	—	12.0	—	17.4

Bank service charges	32.9	31.2	32.9	64.1	63.3
Merchant services income	6.4	5.8	6.1	12.2	11.9
Net gains on sales of residential mortgage loans	2.7	2.8	3.8	5.5	5.7
Bank-owned life insurance	2.6	1.8	2.7	4.4	4.3
Other non-interest income	14.5	11.0	8.9	25.5	16.9

Total non-interest income	$76.8	$70.6	$85.0	$147.4	$157.2

Total non-interest income decreased $8.2 million compared to the second quarter of 2009 and increased $6.2 million compared to the first quarter of 2010. Net security gains totaled $12.0 million in the second quarter of 2009 (see below).

As compared to the second quarter of 2009, insurance revenue declined $0.5 million, primarily due to the continued soft insurance market, and brokerage commissions decreased $0.4 million, reflecting lower trading volume. Compared to the first quarter of 2010, the increase in investment management fees and the decrease in insurance revenue reflect the seasonal nature of related fee income.

In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and recorded security gains of $12.1 million. This investment portfolio repositioning was undertaken to mitigate prepayment risk.

Net security gains in the six months ended June 30, 2009 also include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares acquired as part of Visa’s initial public offering. Including other minor gains and losses, net security gains totaled $17.4 million for the six month ended June 30, 2009 (none for the first or second quarters of 2010).

In connection with the sale of its remaining Class B Visa shares, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through June 30, 2010.

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The decrease in net gains on sales of residential mortgage loans from the second quarter of 2009 reflects the lower level of residential mortgage loan sales (a 35% decline in volume from last year’s second quarter) due to the lower level in refinancing activity in 2010. BOLI income totaled $2.6 million ($4.0 million on a taxable-equivalent basis) in the second quarter of 2010, compared to $2.7 million ($4.2 million on a taxable-equivalent basis) in the year-ago quarter, and $1.8 million in the first quarter of 2010 ($2.8 million on a taxable-equivalent basis). BOLI income in the second quarter of 2010 reflects a lower crediting rate and a $1.2 million death benefit.

Other non-interest income increased $5.6 million compared to the second quarter of 2009, reflecting increases in rental income resulting from a higher level of equipment leased to PCLC customers, revenues relating to derivative transactions entered into with commercial customers, and commercial loan fees.

On July 6, 2010, final rules implemented by the Federal Reserve took effect that impose restrictions on overdraft fees. The new rules prohibit financial institutions, including People’s United Bank, from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. While it is anticipated that these changes will reduce bank service charges in future periods, the regulatory change is still being evaluated and, as such, the impact has not yet been fully quantified.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Compensation and benefits	$92.6	$96.3	$86.6	$188.9	$175.3
Occupancy and equipment	28.5	29.8	26.3	58.3	54.3
Professional and outside service fees	20.8	13.6	11.7	34.4	22.4
Merchant services expense	5.3	4.8	5.2	10.1	10.1
Other non-interest expense:
Amortization of other acquisition-related intangibles	4.8	4.7	5.3	9.5	10.5
Advertising and promotion	4.8	3.0	3.8	7.8	7.3
Stationery, printing and postage	3.2	3.6	3.1	6.8	6.3
Other	47.0	29.8	34.2	76.8	61.1

Total other non-interest expense	59.8	41.1	46.4	100.9	85.2

Total	207.0	185.6	176.2	392.6	347.3
Merger-related expenses	2.8	14.7	—	17.5	—

Total non-interest expense	$209.8	$200.3	$176.2	$410.1	$347.3

Efficiency ratio	72.7%	75.9%	73.8%	74.2%	74.5%

Excluding the effect of merger-related expenses, total non-interest expense in the second quarter of 2010 increased $30.8 million compared to the second quarter of 2009 and $21.4 million compared to the first quarter of 2010. Merger-related expenses recorded in 2010 relating to the Financial Federal and Butler Bank acquisitions included (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs, (iii) compensatory charges, and (iv) regulatory filings. Included in other non-interest expense in the second quarter of 2010 is $15.3 million related to the former CEO separation agreement (see below). Also included in total non-interest expense in the second and first quarters of 2010 are $5.1 million and $8.7 million, respectively, of core system conversion costs. Such costs are expected to total approximately $10 million in the second half of 2010.

The efficiency ratio was 72.7% in the second quarter of 2010 compared to 73.8% in the year-ago quarter (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $6.0 million compared to the year-ago quarter and decreased $3.7 million compared to the first quarter of 2010. The year-over-year increase reflects normal merit increases, higher benefit-related costs, costs related to the core system conversion and additional Financial Federal and Butler Bank compensation and benefit costs. The decrease in compensation and benefits from the first quarter reflects lower payroll taxes as a result of more employees having reached the maximum payroll tax limits, lower incentive accruals and further benefits from cost-saving initiatives, partially offset by additional Financial Federal and Butler Bank compensation and benefit costs, and higher benefit-care related costs.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the company’s other postretirement benefits obligation (which totaled $10.8 million at December 31, 2009) and related net periodic benefit expense (which totaled $0.5 million for the six months ended June 30, 2010) depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

The increases in occupancy and equipment expense compared to the year-ago quarter primarily reflects the higher level of depreciation expense related to the core system conversion, while the decrease from the first quarter 2010 reflects seasonal-related maintenance costs. The increase in professional and outside services, and advertising and promotion from both the second quarter of 2009 and the first quarter of 2010 primarily reflect higher costs related to the core system conversion and expenses related to the trade name and rebranding initiative (see below). The fluctuation in payment processing volume is the primary driver for the variances in merchant services expense.

The increase in other non-interest expense from both the second quarter of 2009 and the first quarter of 2010 reflects higher FDIC insurance premiums, core system conversion costs, higher amortization expense on leased equipment and costs related to derivative transactions entered into with commercial customers. Included in other non-interest expense in the second quarter of 2009 is an FDIC special assessment charge of $8.4 million. As previously disclosed in Form 8-K filed on April 27, 2010, the former Chief Executive Officer of People’s United Financial resigned on April 25, 2010 by mutual agreement with the company’s Board of Directors. As a result, other non-interest expense for the three months ended June 30, 2010 includes $15.3 million related to costs incurred in connection with the provisions of the related separation agreement.

In connection with People’s United Financial’s acquisition of Chittenden Corporation (“Chittenden”) in January 2008, a trade name intangible asset with a fair value of $122.7 million was established and assigned an indefinite useful life based on management’s intentions at that time. During June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. Management believes the name change better leverages the ‘People’s United’ brand and the full range of services available to its customers.

As a result of the decision to “re-brand” the Chittenden banks, the useful life of the trade name intangible asset is no longer indefinite and management is required to perform a final impairment test prior to amortizing the asset over its estimated remaining useful life beginning in July 2010. People’s United Financial performed its final trade name impairment test as of June 30, 2010 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result no impairment loss was recognized. Amortization expense attributable to other acquisition-related intangible assets for the full-year of 2010 and each of the next five years (including a preliminary estimate for the trade name intangible) is as follows: $22.3 million in 2010; $24.2 million in 2011; $22.9 million in 2012; $22.0 million in 2013; $20.7 million in 2014; and $19.9 million in 2015.

Income Taxes

People’s United Financial’s effective income tax rate was 30.4% in the second quarter of 2010, compared to 33.3% in the first quarter of 2010 and 29.7% in the second quarter of 2009. The lower effective income tax rate in the second quarter of 2010 compared to the first quarter of 2010 primarily reflects a $1.2 million non-taxable BOLI death benefit recorded in the second quarter. People’s United Financial’s effective income tax rate was 31.8% in the first six months of 2010. Excluding the non-taxable BOLI death benefit, the income tax rate was 32.7% in the first six months of 2010, which approximates the expected income tax rate for the remainder of 2010.

The difference between People’s United Financial’s effective income tax rate for the six months ended June 30, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) tax exempt income from bank-owned life insurance; (ii) federal income tax credits associated with the company’s investment in affordable housing limited partnerships; and (iii) tax exempt interest earned on certain investments.

FINANCIAL CONDITION

General

Total assets at June 30, 2010 were $22.0 billion, an increase of $693 million from December 31, 2009, reflecting increases of $981 million in total loans, $885 million in total securities, $345 million in securities purchased under agreements to resell, and $272 million in goodwill, partially offset by a $1.9 billion decrease in short-term investments. People’s United Financial used short-term investments of approximately $293 million to fund the cash consideration in the Financial Federal acquisition (see Note 2 to the Consolidated Financial Statements) and approximately $816 million to repay Financial Federal and Butler Bank borrowings.

At June 30, 2010, liabilities totaled $16.5 billion, a $381 million increase from December 31, 2009, reflecting a $388 million increase in total deposits partially due to $228 million in deposits acquired in the Butler Bank acquisition.

The increase in total loans from December 31, 2009 to June 30, 2010 reflects increases of $1.0 billion in commercial loans and $79 million in commercial real estate loans, partially offset by decreases of $58 million in residential mortgage loans and $48 million in consumer loans. Loans acquired in the Butler Bank acquisition totaled $147 million. The increase in commercial loans is primarily due to $1.2 billion in loans acquired in the Financial Federal acquisition. Residential mortgage loans at June 30, 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $71.0 million and $71.3 million, respectively, which approximate fair value.

Non-performing assets (excluding acquired loans) totaled $284.5 million at June 30, 2010, a $78.9 million increase from year-end 2009, primarily reflecting increases of $28.2 million in non-performing residential mortgage loans, $16.4 million in non-performing equipment financing loans, $14.7 million in repossessed assets (including $16.2 million of Financial Federal repossessed assets) and $13.3 million in real estate owned (“REO”) (including $13.1 million acquired in the Butler Bank acquisition). The allowance for loan losses remained unchanged at $172.5 million at June 30, 2010 compared to December 31, 2009. At June 30, 2010, the allowance for loan losses as a percent of originated loans was 1.23% and as a percent of non-performing originated loans was 78.5%, compared to 1.21% and 102.2%, respectively, at December 31, 2009.

People’s United Financial’s total stockholders’ equity was $5.4 billion at June 30, 2010, a $313 million increase from December 31, 2009. This increase primarily reflects the issuance of 26.0 million shares of common stock with a fair value (net of issuance costs) of approximately $405 million in connection with the Financial Federal acquisition, net income of $29.6 million and a $14.3 million decrease in Accumulated Other Comprehensive Loss since December 31, 2009, partially offset by dividends paid of $107.4 million and the open market repurchase of 3.7 million shares of common stock at a total cost of $51.9 million. As a percentage of total assets, stockholders’ equity was 24.7% at June 30, 2010 compared to 24.0% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 18.0% at June 30, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s leverage (core) capital ratio, tier 1, and total risk-based capital ratios were 12.8%, 15.7% and 16.6%, respectively, at June 30, 2010, compared to 10.0%, 13.1% and 14.1%, respectively, at December 31, 2009 (see Regulatory Capital Requirements).

Asset Quality

Recent Trends

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as: (i) a below market interest rate; (ii) extension of the loan’s original contractual term; (iii) capitalization of interest; or (iv) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At June 30, 2010, the loan portfolio included $544 million of interest-only residential mortgage loans, of which $104 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for interest-only residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable rate mortgage).

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

People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once a loan becomes 90 days past due. At June 30, 2010, non-performing residential mortgage loans totaling $3.9 million had current loan-to-value ratios of more than 100%.

Portfolio Risk Elements – Commercial Lending

In general, construction loans originated by People’s United Financial are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units, or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets which represent an estimate of total costs to complete the proposed project, including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on (i) a percentage of the committed loan amount, (ii) the loan term, and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity.

Construction loans are funded, at the request of the borrower, not more than once per month, based on the extent of work completed, and are monitored, throughout the life of the project, by an independent professional construction engineer and the company’s commercial real estate lending department. Interest is advanced to the borrower, upon request, based upon the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

People’s United Financial’s outstanding construction loan portfolio totaled $762 million (approximately 5% of total loans) at June 30, 2010. The total committed amount at that date, which includes both the outstanding balance and the unadvanced portion of such loans, totaled $1.0 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At June 30, 2010, outstanding construction loans totaling $252 million had remaining available interest reserves totaling $17 million. At that same date, the company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial loans involving maturity extensions are evaluated according to the company’s normal underwriting standards and are classified as TDRs if the company does not receive a current market interest rate commensurate with current underwriting for a new loan with similar risk. People’s United Financial had no restructured construction loans as of June 30, 2010.

An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management’s assessment of the borrower’s ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and typically require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are never considered the sole source of repayment.

People’s United Financial evaluates the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns and financial projections (for legal entity guarantors). The company’s evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios, and liquidity. It is the company’s policy to update such information annually, or more frequently as warranted, over the life of the loan.

While People’s United Financial does not specifically track the frequency with which it has pursued guarantor performance under a guarantee, the company’s underwriting process, both at origination and upon extension, as applicable, includes an assessment of the guarantor’s reputation, creditworthiness and willingness to perform. Historically, when the company has found it necessary to seek performance under a guarantee, it has been able to effectively mitigate its losses.

In considering the impairment status of such loans, an evaluation is made of the collateral and future cash flow of the borrower as well as the anticipated support of any repayment guarantor. In the event that the guarantor is unwilling or unable to perform, a legal remedy is pursued. When performance under the loan terms is deemed to be uncertain, including performance of the guarantor, all or a portion of the loan may be charged-off, typically based on the fair value of the collateral securing the loan.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized. People’s United Financial maintains the allowance for loan losses at a level that is deemed to be adequate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions.

People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the second quarter of 2010. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Generally, the company’s impaired loans represent classified commercial loans in excess of $250,000 that have been placed on non-accrual status. Individually impaired loans are measured based upon observable market prices, the present value of expected future cash flows (including reasonably assured guarantor payments) discounted at the loan’s original effective interest rate or, in the case of collateral dependent loans, appraised values. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less costs to sell). It would be rare for the company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

People’s United Financial performs an analysis of its impaired loans, including collateral dependent impaired loans, on a quarterly basis. Individually impaired collateral dependent loans are measured based upon the appraised value of the underlying collateral. Generally, the company’s policy is to obtain updated appraisals for commercial collateral dependent loans upon the loan being downgraded to a risk rating of “substandard” or “doubtful” if the appraisal on file is more than 12 months old or a determination has been made that the property has experienced a significant decline in value. Appraisals are prepared by independent, licensed third-party appraisers and are subject to review by the company’s internal commercial appraisal department or external appraisers contracted by the commercial appraisal department. The conclusions of the external appraisal review are reviewed by the company’s Chief Commercial Appraiser prior to acceptance. As stated previously, the company’s policy with respect to impaired residential mortgage loans is to receive updated appraisals upon the loan being classified as non-performing (typically upon becoming 90 days past due).

In determining the allowance for loan losses, People’s United Financial gives appropriate consideration to the potential for outdated appraisals through its regular evaluation of other relevant qualitative and quantitative information. Specifically, between scheduled appraisals, property values are monitored within the commercial portfolio by reference to current originations of collateral dependent loans and the related appraisals obtained during underwriting as well as by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within the company’s primary lending areas.

In most situations where a guarantee exists, the guarantee arrangement is not a specific factor in the assessment of the related allowance for loan losses. However, the assessment of a guarantor’s credit strength is reflected in the company’s internal loan risk ratings which, in turn, are an important factor in its allowance for loan loss methodology for loans within the commercial and commercial real estate portfolios.

Loans acquired in the Financial Federal and Butler Bank acquisitions have been recorded at fair value without a carryover of Financial Federal’s or Butler Bank’s allowance for loan losses. Fair value of the loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The discounts on the loans acquired in the Financial Federal and Butler Bank transactions were due, in part, to credit quality. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining life of the loan.

The difference between a loan’s contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loan. Decreases to the expected cash flows in subsequent periods will require People’s United Financial to record an allowance for loan losses. Improvements in expected cash flows in future periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan. Charge-offs on acquired loans are first applied to the nonaccretable difference. As such, selected asset quality metrics now distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans of Financial Federal and Butler Bank at the respective acquisition dates comprise the acquired loan portfolio; all other loans of the company comprise the originated portfolio, including Financial Federal and Butler Bank new loan originations.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$172.5	$172.5	$159.0	$172.5	$157.5
Charge-offs	(19.0)	(10.9)	(6.9)	(29.9)	(13.8)
Recoveries	1.2	1.4	0.9	2.6	1.4

Net loan charge-offs	(17.8)	(9.5)	(6.0)	(27.3)	(12.4)
Provision for loan losses	17.8	9.5	14.0	27.3	21.9

Balance at end of period	$172.5	$172.5	$167.0	$172.5	$167.0

Allowance for loan losses as a percentage of:
Originated loans	1.23%	1.22%	1.15%	1.23%	1.15%
Non-performing originated loans	78.5	89.7	99.4	78.5	99.4

The provision for loan losses totaled $17.8 million in the second quarter of 2010, reflecting $17.8 million in net loan charge-offs. Commercial net loan charge-offs in the second quarter of 2010 include a $6.0 million partial charge-off of a single commercial loan. The provision for loan losses in the year-ago period reflected $6.0 million in net loan charge-offs and an $8.0 million increase in the allowance for loan losses. The allowance for loan losses as a percentage of originated loans was 1.23% at June 30, 2010 and 1.21% at December 31, 2009.

Net Loan Charge-Offs

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Commercial	$8.0	$0.8	$1.1	$8.8	$3.0
Commercial real estate	4.8	5.8	0.4	10.6	1.4
Equipment financing	3.7	0.9	1.8	4.6	2.6
Consumer	0.7	1.3	1.2	2.0	2.4
Residential mortgage	0.4	0.1	0.8	0.5	1.3
Indirect auto	0.2	0.6	0.7	0.8	1.7

Total	$17.8	$9.5	$6.0	$27.3	$12.4

Net loan charge-offs as a percentage of average total loans increased 30 basis points in the second quarter of 2010 compared to the year-ago period, reflecting an $11.8 million increase in net loan charge-offs. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at June 30, 2010 is adequate to cover probable losses.

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Equipment financing	0.63%	0.20%	0.58%	0.75%	0.42%
Commercial	0.62	0.12	0.15	0.64	0.20
Indirect auto	0.39	1.19	1.14	0.81	1.40
Commercial real estate	0.35	0.43	0.03	0.39	0.06
Consumer	0.14	0.26	0.22	0.20	0.23
Residential mortgage	0.07	0.01	0.10	0.04	0.09

Total portfolio	0.46%	0.26%	0.16%	0.36%	0.17%

People’s United Financial’s charge-off policies, which comply with standards established by banking regulators, are consistently applied from period to period. For unsecured consumer loans, charge-offs generally occur when the loan is deemed to be uncollectible or 120 days past due, whichever comes first. For consumer loans secured by real estate, including residential mortgage loans, charge-offs generally occur when the loan is deemed to be uncollectible or 180 days past due, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that demonstrate an ability to repay may include (i) a loan that is secured by adequate collateral and is in the process of collection, (ii) a loan supported by a valid guarantee or insurance, or (iii) a loan supported by a valid claim against a solvent estate.

For commercial loans, including commercial real estate loans, a charge-off is recorded when the company determines that it will not collect 100% of the amount contractually due based on the fair value of the collateral (less costs to sell), or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be taken on the remaining loan balance based on the same criteria.

The decision whether to charge-off all or a portion of a loan rather than record a specific or general reserve is based on an assessment of all available information which aids in determining the loan’s net realizable value. Typically this involves consideration of both (i) the fair value of any collateral securing the loan, including whether the estimate of fair value has been derived from an appraisal, a broker price opinion or other market information, and (ii) other factors affecting the likelihood of repayment, including the existence of guarantees and insurance. If the amount by which the company’s recorded investment in the loan exceeds its net realizable value is deemed to be a confirmed loss, a charge-off is recorded. Otherwise, a specific or general reserve is established, as applicable.

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

Non-Performing Assets

(dollars in millions)	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Originated non-accrual loans:
Residential mortgage	$80.9	$66.7	$52.7	$49.8	$51.4
Commercial real estate	67.2	65.8	72.4	80.2	75.0
Equipment financing	37.0	23.1	20.6	18.6	16.5
Commercial	25.2	28.9	17.4	21.0	21.3
Consumer	9.0	7.5	5.7	6.1	3.8
Indirect auto	0.4	0.3	—	—	—

Total (1)	219.7	192.3	168.8	175.7	168.0
Repossessed assets	27.6	31.8	12.9	6.8	4.1
Real estate owned (“REO”)	37.2	23.4	23.9	10.2	9.9

Total	$284.5	$247.5	$205.6	$192.7	$182.0

Acquired non-accrual loans (2)	$60.1	$51.7	$—	$—	$—

Non-performing loans as a percentage of originated loans (3)	1.56%	1.36%	1.19%	1.23%	1.15%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets (3)	2.01	1.74	1.44	1.35	1.25
Tangible stockholders’ equity and allowance for loan losses	7.47	6.37	5.47	5.11	4.82

(1)	Reported net of government guarantees totaling $6.8 million at June 30, 2010, $7.3 million at March 31, 2010, $8.3 million at Dec. 31, 2009, $7.2 million at Sept. 30, 2009, and $7.1 million at June 30, 2009.
(2)	Represents those loans acquired in the Financial Federal and Butler Bank transactions that meet People’s United’s definition of a non-performing loan at June 30, 2010 and March 31, 2010, but for which the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement.
(3)	Calculations exclude acquired loans. Including acquired loans and acquired non-accrual loans at June 30, 2010 and March 31, 2010, non-performing loans were 1.84% and 1.59% of total loans and non-performing assets were 2.26% and 1.95% of total loans, REO and repossessed assets, respectively.

For the originated loan portfolio, representing all loans other than those acquired in the Financial Federal and Butler Bank transactions, non-performing loans totaled $219.7 million at June 30, 2010, and the ratio of non-performing loans to originated loans was 1.56 percent, compared to $168.8 million and 1.19 percent, respectively, at December 31, 2009.

All loans and REO acquired in the Butler Bank acquisition are subject to an FDIC loss-share agreement. The loss-share agreement provides for coverage by the FDIC, up to certain limits, on all such ‘covered assets’. The FDIC is obligated to reimburse the company for 80% of any future losses on covered assets up to $34.0 million. The company will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the company 80% reimbursement under the loss-sharing coverage.

Total non-performing assets increased $78.9 million from December 31, 2009 and equaled 2.01% of originated loans, REO and repossessed assets at June 30, 2010. The change in total non-performing assets from December 31, 2009 includes increases in non-performing residential mortgage loans of $28.2 million, non-performing equipment financing loans of $16.4 million, repossessed assets of $14.7 million and REO of $13.3 million. The increase in non-performing residential mortgage loans is a reflection of higher levels of unemployment across People’s United Financial’s franchise and slower resolution of the foreclosure process. The increase in equipment financing reflects broader economic weakness. The increase in repossessed assets reflects the addition of repossessed assets acquired in the Financial Federal acquisition ($16.2 million at June 30, 2010). The increase in REO primarily reflects the addition of $13.1 million of REO in connection with the Butler Bank acquisition. Loans past due 90 days and still accruing totaled $3.2 million at June 30, 2010 compared to $11.8 million at December 31, 2009.

In addition to the non-performing loans discussed above, People’s United Financial has also identified approximately $476 million in potential problem loans at June 30, 2010. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At June 30, 2010, potential problem loans consisted of commercial real estate loans, equipment financing loans, and commercial and industrial loans of $193 million, $155 million and $128 million, respectively. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase in 2010.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At June 30, 2010, People’s United Financial (parent company) liquid assets included $745 million in securities purchased under agreements to resell and $595 million in debt securities available for sale. People’s United Bank’s liquid assets included $1.6 billion in cash and cash equivalents, $1.0 billion in debt securities available for sale and $76 million in trading account securities. Securities available for sale with a fair value of $529 million at June 30, 2010 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.8 billion at June 30, 2010 and represented 73% of total funding (the sum of deposits, borrowings, subordinated notes and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes totaled $141 million and $183 million, respectively, at June 30, 2010, representing 0.7% and 0.8%, respectively, of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At June 30, 2010, People’s United Bank’s total borrowing limit from the FHLB and Federal Reserve Bank of New York for advances and repurchase agreements was $2.6 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At June 30, 2010, People’s United Bank had outstanding commitments to originate loans totaling $0.7 billion and approved, but unused, lines of credit extended to customers totaling $3.7 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.41 billion at June 30, 2010, a $313 million increase compared to $5.10 billion at December 31, 2009. This increase primarily reflects the issuance of 26.0 million shares of common stock with a fair value (net of issuance costs) of approximately $405 million in connection with the Financial Federal acquisition, net income of $29.6 million and a $14.3 million decrease in Accumulated Other Comprehensive Loss since December 31, 2009, partially offset by dividends paid of $107.4 million and the open market repurchase of 3.7 million shares of common stock at a total cost of $51.9 million.

Stockholders’ equity equaled 24.7% of total assets at June 30, 2010 and 24.0% at December 31, 2009. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 18.0% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at June 30, 2010 and 18.2% at December 31, 2009.

In July 2010, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1550 per share. The dividend is payable on August 15, 2010 to shareholders of record on August 1, 2010.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 12.8% at June 30, 2010, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at June 30, 2010 with ratios of 12.8% and 16.6%, respectively, compared to 10.0% and 14.1%, respectively, at December 31, 2009. Increases in these ratios from December 31, 2009 primarily reflect a $488 million increase in People’s United Bank’s capital resulting from the Financial Federal acquisition. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at June 30, 2010.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of June 30, 2010 to the OTS minimum requirements. At June 30, 2010, People’s United Bank’s adjusted total assets, as defined, totaled $19.0 billion and its total risk-weighted assets, as defined, totaled $15.5 billion. At June 30, 2010, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

				OTS Requirements
As of June 30, 2010 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,436.2	(1)	12.8%	n/a	n/a	$284.6	1.5%
Leverage (core) capital	2,436.2	(1)	12.8	$948.6	5.0%	758.9	4.0
Total risk-based capital	2,583.4	(2)	16.6	1,553.4	10.0	1,242.8	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning June 30, 2010. Given the interest rate environment at June 30, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	22.2%
+200	14.1
+100	5.9
-25	(1.0)

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Market Value of Equity
+300	1.0%
+200	1.6
+100	1.6
-25	(0.8)

People’s United Financial’s interest rate risk position at June 30, 2010, as set forth in the Income at Risk and Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital and liquidity in highly liquid, low risk, short-term investments and securities resale agreements. While this strategy places additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

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

At June 30, 2010, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $9.7 million of this gain was recognized in income during the six months ended June 30, 2010 and the remaining unrecognized gain at June 30, 2010 was $10.5 million, which is expected to be recognized in income over the next 9 months.

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2010 was $3.5 million, for which People’s United Financial had posted $1.1 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.4 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of June 30, 2010 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$5.9	$9.4
Weighted average interest rates:
Pay fixed (receive floating)	5.60%(0.35%)	N/A
Weighted average remaining term to maturity (in months)	33	1
Fair value:
Recognized as an asset	$—	$—
Recognized as a liability	0.5	—

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

As of June 30, 2010 (dollars in millions)	Interest Rate Swaps
	Customer	Counterparty
Notional principal amounts	$392.4	$392.4
Weighted average interest rates:
Pay fixed (receive floating)	0.35%(3.49%)	3.43%(0.35%)
Weighted average remaining term to maturity (in months)	98	98
Fair value:
Recognized as an asset	$20.0	$0.1
Recognized as a liability	0.1	18.0

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 89 through 93 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of June 30, 2010, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2010, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2010:
Tendered by employees (1)	8,866	$15.98	—	—
Publicly announced program (2)	—	$—	—	17,250,000
May 1 - 31, 2010:
Tendered by employees (1)	164,600	$15.44	—	—
Publicly announced program (2)	1,638,943	$14.03	1,638,943	15,611,057
June 1 - 30, 2010:
Tendered by employees (1)	669	$14.11	—	—
Publicly announced program (2)	2,067,429	$13.99	2,067,429	13,543,628

Total
Tendered by employees (1)	174,135	$15.47	—	—
Publicly announced program (2)	3,706,372	$14.01	3,706,372	13,543,628

(1) All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

(2) In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, can be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. As of June 30, 2010, 3.7 million shares, at a total cost of $51.9 million, had been repurchased under this program. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

3.2	Fourth Amended and Restated Bylaws of People’s United Financial, Inc.

18	Preferability Letter of Independent Registered Public Accounting Firm (Change in Accounting Principle)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 formatted in XBRL: (i) Consolidated Statements of Condition at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 9, 2010	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Paul D. Burner
Paul D. Burner
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2010	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

3.2	Fourth Amended and Restated Bylaws of People’s United Financial, Inc.

18	Preferability Letter of Independent Registered Public Accounting Firm (Change in Accounting Principle)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 formatted in XBRL: (i) Consolidated Statements of Condition at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.