Form 10-Q
period 2010-09-30
People's United Financial, Inc.
filed 2010-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 368,948,575 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$320.3	$326.0
Short-term investments (note 3)	478.1	3,092.0

Total cash and cash equivalents	798.4	3,418.0

Securities purchased under agreements to resell	740.0	400.0

Securities (note 3):
Trading account securities, at fair value	83.5	75.7
Securities available for sale, at fair value	2,305.0	739.7
Securities held to maturity, at amortized cost (fair value of $55.1 million and $55.3 million)	55.1	55.3
Federal Home Loan Bank stock, at cost	33.9	31.1

Total securities	2,477.5	901.8

Loans (note 4):
Commercial real estate	5,493.1	5,399.4
Commercial	5,070.7	4,042.5
Residential mortgage	2,474.5	2,546.9
Consumer	2,176.5	2,245.0

Total loans	15,214.8	14,233.8
Less allowance for loan losses	(172.5)	(172.5)

Total loans, net	15,042.3	14,061.3

Goodwill (notes 2 and 7)	1,533.6	1,261.7
Other acquisition-related intangibles (notes 2 and 7)	238.7	253.5
Premises and equipment	254.1	264.5
Bank-owned life insurance	239.1	235.1
Other assets (notes 2 and 12)	573.6	461.3

Total assets	$21,897.3	$21,257.2

Liabilities
Deposits:
Non-interest-bearing	$3,427.2	$3,509.0
Savings, interest-bearing checking and money market	7,880.1	7,327.9
Time	4,367.6	4,608.7

Total deposits	15,674.9	15,445.6

Borrowings:
Repurchase agreements	244.2	144.1
Federal Home Loan Bank advances	9.7	14.8

Total borrowings	253.9	158.9

Subordinated notes	182.9	181.8
Other liabilities (note 12)	421.1	370.2

Total liabilities	16,532.8	16,156.5

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 374.6 million shares and 348.2 million shares issued)	3.7	3.5
Additional paid-in capital	4,946.0	4,511.3
Retained earnings	798.5	914.5
Treasury stock, at cost (8.8 million shares and 3.2 million shares) (note 5)	(134.6)	(58.6)
Accumulated other comprehensive loss (note 5)	(59.4)	(74.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (9.1 million shares and 9.4 million shares) (note 8)	(189.7)	(195.2)

Total stockholders’ equity	5,364.5	5,100.7

Total liabilities and stockholders’ equity	$21,897.3	$21,257.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2010	2009	2010	2009
Interest and dividend income:
Commercial real estate	$76.3	$73.9	$226.2	$213.7
Commercial	68.1	49.6	195.8	150.8
Residential mortgage	27.1	35.1	84.0	113.6
Consumer	22.2	24.0	67.5	71.9

Total interest on loans	193.7	182.6	573.5	550.0
Securities	12.6	7.5	29.9	24.0
Short-term investments	0.8	1.4	4.0	4.7
Securities purchased under agreements to resell	0.4	0.4	0.6	0.6

Total interest and dividend income	207.5	191.9	608.0	579.3

Interest expense:
Deposits	27.6	42.5	86.3	137.5
Borrowings	0.3	0.3	1.1	1.1
Subordinated notes	3.8	3.8	11.4	11.4

Total interest expense	31.7	46.6	98.8	150.0

Net interest income	175.8	145.3	509.2	429.3
Provision for loan losses	21.8	21.5	49.1	43.4

Net interest income after provision for loan losses	154.0	123.8	460.1	385.9

Non-interest income:
Investment management fees	7.6	8.4	24.1	24.5
Insurance revenue	8.3	7.9	21.9	23.0
Brokerage commissions	2.8	2.8	8.4	9.3

Total wealth management income	18.7	19.1	54.4	56.8
Bank service charges	31.5	33.3	95.6	96.6
Merchant services income	6.9	6.7	19.1	18.6
Net gains on sales of residential mortgage loans	2.4	5.2	7.9	10.9
Bank-owned life insurance	1.4	2.2	5.8	6.5
Net security gains (note 3)	—	4.7	—	22.1
Other non-interest income	15.0	9.0	40.5	25.9

Total non-interest income	75.9	80.2	223.3	237.4

Non-interest expense:
Compensation and benefits	93.2	86.0	282.1	261.3
Occupancy and equipment	28.0	27.5	86.3	81.8
Professional and outside service fees	18.5	11.6	52.9	34.0
Merchant services expense	5.8	5.7	15.9	15.8
Merger-related expenses (note 2)	1.0	—	18.5	—
Other non-interest expense (notes 7 and 8)	47.7	34.3	148.6	119.5

Total non-interest expense	194.2	165.1	604.3	512.4

Income before income tax expense	35.7	38.9	79.1	110.9
Income tax expense	11.6	12.1	25.4	34.6

Net income	$24.1	$26.8	$53.7	$76.3

Earnings per common share (note 6):
Basic	$0.07	$0.08	$0.15	$0.23
Diluted	0.07	0.08	0.15	0.23

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the nine months ended September 30, 2010 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Comprehensive income:
Net income	—	—	53.7	—	—	—	53.7
Other comprehensive income, net of tax (note 5)	—	—	—	—	15.4	—	15.4

Total comprehensive income							69.1

Common stock issued in the Financial Federal acquisition, net of acquisition costs (note 2)	0.3	405.1	—	—	—	—	405.4
Cash dividends on common stock ($0.4625 per share)	—	—	(162.9)	—	—	—	(162.9)
Restricted stock awards	—	21.5	(0.1)	0.8	—	—	22.2
ESOP common stock committed to be released (note 8)	—	—	(1.7)	—	—	5.5	3.8
Common stock repurchased (note 5)	(0.1)	—	—	(76.8)	—	—	(76.9)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(5.0)	—	—	—	(5.0)
Stock options and related tax benefits	—	8.1	—	—	—	—	8.1

Balance at September 30, 2010	$3.7	$4,946.0	$798.5	$(134.6)	$(59.4)	$(189.7)	$5,364.5

For the nine months ended September 30, 2009 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$3.5	$4,485.1	$1,020.9	$(57.9)	$(75.4)	$(202.4)	$5,173.8
Comprehensive income:
Net income	—	—	76.3	—	—	—	76.3
Other comprehensive loss, net of tax	—	—	—	—	(6.0)	—	(6.0)

Total comprehensive income							70.3

Cash dividends on common stock ($0.4550 per share)	—	—	(152.5)	—	—	—	(152.5)
Restricted stock awards	—	15.2	—	(1.7)	—	—	13.5
ESOP common stock committed to be released (note 8)	—	—	(1.1)	—	—	5.4	4.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(0.2)	—	—	—	(0.2)
Stock options and related tax benefits	—	6.0	—	—	—	—	6.0

Balance at September 30, 2009	$3.5	$4,506.3	$943.4	$(59.6)	$(81.4)	$(197.0)	$5,115.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2010	2009
Cash Flows from Operating Activities:
Net income	$53.7	$76.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49.1	43.4
Depreciation and amortization of premises and equipment	27.1	23.6
Amortization of leased equipment	11.3	10.1
Amortization of other acquisition-related intangibles	15.5	15.6
Net security gains	—	(22.1)
Net gains on sales of residential mortgage loans	(7.9)	(10.9)
ESOP common stock committed to be released	3.8	4.3
Expense related to share-based awards	19.8	18.9
Originations of loans held-for-sale	(648.3)	(922.1)
Proceeds from sales of loans held-for-sale	657.3	908.6
Net (increase) decrease in trading account securities	(7.8)	11.1
Net changes in other assets and liabilities	27.7	23.5

Net cash provided by operating activities	201.3	180.3

Cash Flows from Investing Activities:
Net increase in securities purchased under agreements to resell	(340.0)	(1,144.0)
Proceeds from sales of securities available for sale	1.0	731.6
Proceeds from sales of other securities	—	5.6
Proceeds from principal repayments of securities available for sale	606.5	1,618.1
Proceeds from principal repayments of securities held to maturity	0.2	0.6
Purchases of securities available for sale	(2,138.3)	(1,275.3)
Purchases of securities held to maturity	—	(55.0)
Proceeds from sales of loans	1.5	9.3
Net loan principal collections	304.3	228.7
Return of premium on bank-owned life insurance	1.7	—
Purchases of premises and equipment	(15.1)	(23.4)
Purchases of leased equipment	(31.1)	(20.0)
Net cash paid in sales of branches	—	(16.2)
Proceeds from sales of real estate owned	12.1	6.5
Cash paid, net of cash acquired, in acquisitions	(260.2)	—

Net cash (used in) provided by investing activities	(1,857.4)	66.5

Cash Flows from Financing Activities:
Net increase in deposits	1.8	799.3
Net increase (decrease) in borrowings with terms of three months or less	100.1	(33.8)
Repayments of borrowings with terms of more than three months	(823.5)	(0.8)
Proceeds from borrowings with terms of more than three months	2.7	0.7
Cash dividends paid on common stock	(162.9)	(152.5)
Common stock repurchased	(76.9)	—
Common stock repurchased and retired upon vesting of restricted stock awards	(5.0)	(0.2)
Proceeds from stock options exercised, including excess income tax benefits	0.2	0.5

Net cash (used in) provided by financing activities	(963.5)	613.2

Net (decrease) increase in cash and cash equivalents	(2,619.6)	860.0
Cash and cash equivalents at beginning of period	3,418.0	1,483.9

Cash and cash equivalents at end of period	$798.4	$2,343.9

Supplemental Information:
Interest payments	$101.3	$153.5
Income tax payments	36.6	38.4
Real estate properties acquired by foreclosure	13.6	10.0

The fair values of non-cash assets acquired, excluding goodwill and other acquisition-related intangibles, and liabilities assumed in the Financial Federal and Butler Bank acquisitions were $1.46 billion and $1.07 billion, respectively. Common stock and additional paid-in capital (net of issuance costs) increased by $405.4 million as a result of the Financial Federal acquisition.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by the Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 and this Quarterly Report for the period ended September 30, 2010, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as other-than-temporary declines in the value of securities and the recoverability of goodwill and other intangible assets. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors. The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

NOTE 2. ACQUISITIONS

Completed Acquisitions

On April 16, 2010, People’s United Bank (the “Bank”), a subsidiary of People’s United Financial, entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The transaction resulted in the acquisition of approximately $244 million in total assets and approximately $227 million in total deposits. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the nine months ended September 30, 2010 include the results of Butler Bank beginning with the closing date. Merger-related expenses totaling $0.4 million were recorded in the first nine months of 2010.

The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and real estate owned). The FDIC is obligated to reimburse the Bank for 80% of any future losses on covered assets up to $34.0 million. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss-sharing coverage.

The asset arising from the loss-sharing coverage (referred to as the “FDIC loss-share receivable” and included in other assets in the Consolidated Statements of Condition) is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as the loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

The excess of the acquisition cost over the estimated fair value of the net assets acquired has been recorded as goodwill. Goodwill was allocated to the Retail and Business Banking, and the Commercial Banking business segments.

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

The fair value of the FDIC loss-share receivable represents the present value of the estimated loss-share reimbursements expected to be received from the FDIC for future losses on covered assets, based on the credit loss assumptions used in determining the fair value of covered assets and the loss-sharing percentage. These loss-share reimbursements were discounted using the U.S. Treasury strip curve plus a premium to reflect the uncertainty of the timing and receipt of the loss-sharing reimbursements from the FDIC.

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.28 billion.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the nine months ended September 30, 2010 include the results of Financial Federal beginning with the closing date. Merger-related expenses totaling $17.1 million (including (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges) were recorded in the first nine months of 2010.

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

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Financial Federal are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$1.8
Loans, net	1,219.2
Premises and equipment	1.6
Goodwill	258.5
Other assets	43.0

Total assets	$1,524.1

Liabilities:
Borrowings	$801.5
Other liabilities	23.6

Total liabilities	$825.1

Total acquisition cost	$699.0

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

The following table presents selected pro forma financial information reflecting the acquisitions of Financial Federal and Butler Bank assuming the acquisitions were completed as of the beginning of the respective periods:

	Nine Months Ended September 30,
(in millions, except per share data)	2010	2009
Selected Operating Data:
Net interest income	$522.9	$507.0
Provision for loan losses	49.1	43.4
Non-interest income	225.1	240.4
Non-interest expense	613.3	543.4
Net income	$58.0	$108.5
Basic and diluted earnings per common share	$0.16	$0.30

The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Pro forma basic and diluted earnings per common share were calculated using People’s United Financial’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisitions occurred at the beginning of the periods presented.

Included in the Consolidated Statements of Income for the nine months ended September 30, 2010 are approximately $58 million of interest income and approximately $25 million of net income attributable to Financial Federal and Butler Bank since the respective acquisition dates.

The loans acquired in these transactions have been recorded at fair value without a carryover of either Financial Federal’s or Butler Bank’s allowance for loan losses. Fair values of the loans are determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then applying a market-based discount rate to those cash flows. The discounts on the loans acquired in these transactions were due, in part, to credit quality. The excess of expected cash flows at the acquisition date over estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining lives of the acquired loans.

The difference between contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. Decreases in the expected cash flows in subsequent periods will require People’s United Financial to record an allowance for loan losses. Improvements in expected cash flows in future periods will result in a reduction of the nonaccretable difference, with such amount reclassified as part of the accretable yield and subsequently recognized into interest income over the remaining lives of the acquired loans. Charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Upon acquisition, the Financial Federal and Butler Bank loan portfolios had, on a combined basis, contractually required principal and interest payments receivable of $1.60 billion; expected cash flows of $1.48 billion; and a fair value of $1.36 billion. The difference between the contractually required payments receivable and the expected cash flows ($120.6 million) represents the nonaccretable difference. The difference between the expected cash flows and fair value ($120.3 million) represents the accretable yield. Both contractually required payments receivable and expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2010, the outstanding balance and the carrying amount of the acquired loan portfolios were $1.02 billion and $0.93 billion, respectively, and there was no related allowance for loan losses for either portfolio at that date.

The following table summarizes the activity in the accretable yield balances for the acquired loan portfolios:

(in millions)	Total
Balance at January 1, 2010	$—

For the three months ended March 31:
Additions	84.7
Accretion	(10.2)

Balance at March 31, 2010	74.5

For the three months ended June 30:
Additions	35.6
Accretion	(22.8)

Balance at June 30, 2010	87.3

For the three months ended September 30:
Additions	—
Accretion	(18.9)

Balance at September 30, 2010	$68.4

The following is a summary of changes in People’s United Financial’s goodwill for the nine months ended September 30, 2010 and 2009:

(in millions)	2010	2009
Balance January 1	$1,261.7	$1,261.7
Goodwill resulting from the acquisition of:
Financial Federal	258.5	—
Butler Bank	16.4	—
Other adjustments	(3.0)	—

Balance September 30	$1,533.6	$1,261.7

There were no impairment losses relating to goodwill recorded during the nine months ended September 30, 2010 or 2009. During the second quarter of 2010, People’s United Financial changed the date of its annual impairment testing for goodwill from December 31st to October 1st. Management believes this change in date is preferable, as the earlier date provides the company additional time for the completion of its annual impairment testing in conjunction with its December 31 year-end closing activities and is better aligned with the timing of its annual budget process.

Pending Acquisitions

On July 15, 2010, People’s United Financial announced the signing of definitive agreements to acquire Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts.

The Smithtown acquisition is currently valued at approximately $57 million, with approximately half that amount being paid in cash and the balance in the form of shares of People’s United Financial common stock. At September 30, 2010, Smithtown reported total assets of $2.28 billion, total deposits of $1.82 billion and operated 30 branches, including 29 on Long Island and one in New York City.

The LSB acquisition is an all-cash transaction valued at approximately $96 million. At September 30, 2010, LSB reported total assets of $780 million, total deposits of $475 million and operated seven branches, including five in the greater Boston area and two in southern New Hampshire.

Both transactions, which are expected to close in November 2010, are subject to approval by bank regulatory authorities. Smithtown shareholders are scheduled to vote on the Smithtown merger on November 19, 2010 and LSB shareholders approved the LSB merger on October 27, 2010. People’s United Financial shareholder approval is not required for either transaction. Merger expenses totaling $1.0 million relating to these transactions were recorded in the third quarter of 2010.

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities are as follows:

As of September 30, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$83.5	$—	$—	$83.5

Securities available for sale:
Debt securities:
U.S. Treasury and agency	537.9	0.6	(0.1)	538.4
GSE residential mortgage-backed securities and CMOs	1,735.3	31.1	(0.4)	1,766.0
State and municipal	0.3	—	—	0.3

Total debt securities	2,273.5	31.7	(0.5)	2,304.7
Equity securities	0.3	—	—	0.3

Total securities available for sale	2,273.8	31.7	(0.5)	2,305.0

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.1	—	—	0.1

Total securities held to maturity	55.1	—	—	55.1

FHLB stock	33.9	—	—	33.9

Total securities	$2,446.3	$31.7	$(0.5)	$2,477.5

As of December 31, 2009 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading account securities	$75.7	$—	$—	$75.7

Securities available for sale:
Debt securities:
U.S. Treasury and agency	10.7	0.1	—	10.8
GSE residential mortgage-backed securities	729.9	2.6	(4.4)	728.1
State and municipal	0.3	—	—	0.3

Total debt securities	740.9	2.7	(4.4)	739.2
Equity securities	0.5	—	—	0.5

Total securities available for sale	741.4	2.7	(4.4)	739.7

Securities held to maturity:
Debt securities:
Corporate	55.0	—	—	55.0
Other	0.3	—	—	0.3

Total securities held to maturity	55.3	—	—	55.3

FHLB stock	31.1	—	—	31.1

Total securities	$903.5	$2.7	$(4.4)	$901.8

Included in debt securities available for sale at September 30, 2010 are three U.S. agency debt securities (fair value of $208.0 million) and two government-sponsored enterprise (“GSE”) collateralized mortgage obligations (“CMOs”) (fair value of $191.0 million) that had continuous unrealized losses of $0.1 million and $0.4 million, respectively, for a period less than 12 months. In addition, seven state and municipal securities (fair value of $0.3 million) had continuous unrealized losses for a period greater than 12 months totaling less than $25,000.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. As of September 30, 2010, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009.

At September 30, 2010, the amortized cost of available for sale debt securities, other than residential mortgage-backed securities, and held to maturity debt securities, are as follows (by remaining period to contractual maturity): $14.8 million within 1 year; $523.2 million after 1 but within 5 years; $55.0 million after 5 but within 10 years; and $0.3 million after 10 years.

People’s United Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB”), is currently required to purchase and hold shares of capital stock in the FHLB in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB suspended paying dividends and placed a moratorium on certain stock repurchases. Continued operating losses or further declines in capital could cause People’s United Financial to conclude that the fair value of its investment in FHLB stock is less than its par value. However, based on the current capital adequacy and liquidity position of the FHLB, management believes there is no impairment in the company’s investment at September 30, 2010 and the cost of the investment approximates fair value. Management will continue to monitor the affairs of the FHLB in order to evaluate the investment for impairment.

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In the third quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $308 million and recorded $4.8 million of gross realized gains. In the second quarter of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $723 million and recorded $12.1 million of gross realized gains. Net security gains in the first quarter of 2009 include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa, Inc. shares acquired as part of Visa’s initial public offering. Including other minor gains and losses, net security gains totaled $22.1 million for the nine months ended September 30, 2009 (none for the nine months ended September 30, 2010).

In connection with the sale of its remaining Class B Visa shares, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through September 30, 2010.

The balance of short-term investments at September 30, 2010 and December 31, 2009 principally consisted of $440 million and $3.1 billion, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both September 30, 2010 and December 31, 2009. Short-term investments at December 31, 2009 also included $12.0 million of GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are classified as held to maturity and carried at amortized cost, which approximates fair value. These securities, which carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government, had a weighted average yield of 0.07% at December 31, 2009.

NOTE 4. LOANS

The components of People’s United Financial’s loan portfolio are summarized as follows:

(in millions)	September 30, 2010	December 31, 2009
Commercial real estate:
Office buildings	$1,494.3	$1,289.9
Retail	1,443.7	1,388.4
Residential (multi-family)	714.6	756.3
Industrial/manufacturing	587.6	662.4
Hospitality and entertainment	457.3	523.2
Mixed/Special use	406.3	270.5
Land	141.7	161.4
Self storage	134.3	127.4
Health care	76.2	46.0
Other properties	37.1	173.9

Total commercial real estate	5,493.1	5,399.4

Commercial and industrial:
Finance, insurance and real estate	648.1	609.7
Service	625.0	595.0
Manufacturing	530.8	514.5
Wholesale distribution	245.7	244.4
Retail sales	198.4	192.7
Health services	179.4	181.7
Construction	142.6	128.2
Transportation/utility	82.6	77.8
Public administration	75.4	85.3
Arts/entertainment/recreation	67.6	67.3
Agriculture	29.4	31.0
Other	96.6	78.1

Total commercial and industrial (1)	2,921.6	2,805.7

Equipment financing:
Transportation/utility	646.3	355.8
Construction	460.4	—
Printing	384.3	407.1
General manufacturing	169.3	170.9
Waste	141.1	—
Retail sales	110.3	128.4
Packaging	86.1	88.0
Service	41.6	37.8
Food services	31.6	—
Wholesale distribution	28.0	24.2
Health services	23.0	24.6
Other	27.1	—

Total equipment financing (1)	2,149.1	1,236.8

Residential mortgage:
Adjustable rate	2,107.6	2,244.5
Fixed rate	366.9	302.4

Total residential mortgage	2,474.5	2,546.9

Consumer:
Home equity credit lines	1,748.1	1,740.2
Second mortgages	210.2	246.1
Indirect auto	169.9	207.3
Other	48.3	51.4

Total consumer	2,176.5	2,245.0

Total loans	$15,214.8	$14,233.8

(1)	Reported as commercial loans in the Consolidated Statements of Condition.

Residential mortgage loans at September 30, 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $70.2 million and $71.3 million, respectively, which approximate fair value.

People’s United Financial’s recorded investment in troubled debt restructurings (“TDRs”) totaled $25.0 million and $3.6 million at September 30, 2010 and December 31, 2009, respectively. Allowances for loan impairment at both dates and interest income recognized on these loans for both the nine months ended September 30, 2010 and the year ended December 31, 2009 were insignificant.

People’s United Financial’s impaired loans consist of certain commercial and industrial loans, commercial real estate loans, equipment financing loans and consumer loans. The recorded investment in impaired loans, which includes TDRs, was $139.2 million at September 30, 2010 and $97.7 million at December 31, 2009. Impaired loans totaling $71.1 million and $53.8 million had allowances for loan impairment of $19.5 million and $16.6 million, respectively, at September 30, 2010 and December 31, 2009. Impaired loans totaling $68.1 million and $43.9 million at September 30, 2010 and December 31, 2009, respectively, had no allowances for loan impairment.

NOTE 5. STOCKHOLDERS’ EQUITY

Treasury stock includes (i) common stock repurchased in the open market by People’s United Financial in connection with a stock repurchase program authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, can be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through September 30, 2010, a total of 5.6 million shares of People’s United Financial common stock had been repurchased under the stock repurchase program at a total cost of $76.9 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At September 30, 2010, 3.2 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the nine months ended September 30, 2010 and 2009 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	September 30, 2010	December 31, 2009
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(83.5)	$(87.6)
Net gain on derivatives accounted for as cash flow hedges	3.7	13.9
Net unrealized gain (loss) on securities available for sale	20.4	(1.1)

Total accumulated other comprehensive loss	$(59.4)	$(74.8)

The decrease in total accumulated other comprehensive loss from December 31, 2009 consisted of an after-tax increase in the net unrealized gain on securities available for sale ($21.5 million) and an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($4.1 million), partially offset by an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($10.2 million). Other comprehensive income, which is presented net of tax, totaled $15.4 million for the nine months ended September 30, 2010. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at September 30, 2010 or December 31, 2009 (see Note 3).

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2010	2009	2010	2009
Net income	$24.1	$26.8	$53.7	$76.3
Dividends on participating securities	(0.4)	(0.5)	(1.3)	(1.3)

Income attributable to common shareholders	$23.7	$26.3	$52.4	$75.0

Average common shares outstanding for basic EPS	354.9	332.0	352.6	331.8
Effect of dilutive equity-based awards	0.1	0.2	0.1	0.2

Average common and common-equivalent shares for diluted EPS	355.0	332.2	352.7	332.0

Basic EPS	$0.07	$0.08	$0.15	$0.23

Diluted EPS	$0.07	$0.08	$0.15	$0.23

Effective January 1, 2009, in accordance with new accounting requirements issued by the Financial Accounting Standards Board (the “FASB”), unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, companies that issue share-based payment awards considered to be participating securities, including People’s United Financial, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted stock awards granted by People’s United Financial are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the three and nine months ended September 30, 2010 and 2009 have been presented in accordance with these requirements.

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive equity-based awards totaling 10.9 million for both the three and nine months ended September 30, 2010, and 9.7 million for both the three and nine months ended September 30, 2009 have been excluded from the calculation of diluted EPS.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $1.53 billion and $1.26 billion at September 30, 2010 and December 31, 2009, respectively (see Note 2). At September 30, 2010, goodwill was allocated to People’s United Financial’s business segments as follows: Commercial Banking ($879.2 million), Retail and Business Banking ($604.6 million), and Wealth Management ($49.8 million).

People’s United Financial’s other acquisition-related intangible assets totaled $238.7 million and $253.5 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($121.2 million); core deposits intangible ($80.2 million); trust relationship intangible ($34.9 million); and insurance relationship intangible ($2.4 million).

In connection with People’s United Financial’s acquisition of Chittenden Corporation (“Chittenden”) in January 2008, a trade name intangible asset with a fair value of $122.7 million was established and assigned an indefinite useful life based on management’s intentions at that time. In June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. Management believes the name change better leverages the ‘People’s United’ brand and the full range of services available to its customers.

As a result of the decision to “re-brand” the Chittenden banks, the useful life of the trade name intangible asset was no longer deemed to be indefinite and management was required to perform a final impairment test prior to amortizing the asset over its estimated remaining useful life beginning July 1, 2010. People’s United Financial performed its final trade name impairment test as of June 30, 2010 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result, no impairment loss was recognized. The trade name intangible will be amortized on an accelerated basis over a period of approximately 20 years, reflecting the manner in which the related benefit is realized.

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $6.0 million and $5.1 million for the three months ended September 30, 2010 and 2009, respectively, and $15.5 million and $15.6 million for the nine months ended September 30, 2010 and 2009, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2010 and each of the next five years is as follows: $21.6 million in 2010; $22.9 million in 2011; $21.6 million in 2012; $20.9 million in 2013; $19.6 million in 2014; and $18.9 million in 2015.

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

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

For the three months ended September 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Net periodic benefit expense:
Service cost	$2.4	$2.4	$0.1	$—
Interest cost	4.2	3.9	0.1	0.2
Expected return on plan assets	(6.3)	(6.2)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.7	1.4	—	—
Recognized prior service credit	(0.1)	—	(0.1)	(0.1)

Net periodic benefit expense	$1.9	$1.5	$0.2	$0.2

For the nine months ended September 30 (in millions)	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Net periodic benefit expense:
Service cost	$7.1	$7.0	$0.2	$0.1
Interest cost	12.5	11.9	0.4	0.5
Expected return on plan assets	(18.8)	(18.5)	—	—
Amortization of unrecognized net transition obligation	—	—	0.3	0.3
Recognized net actuarial loss	5.1	4.2	—	—
Recognized prior service credit	(0.2)	(0.1)	(0.2)	(0.2)
Special termination benefits (1)	2.1	—	—	—

Net periodic benefit expense	7.8	4.5	0.7	0.7

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(5.1)	(4.2)	—	—
Transition obligation	—	—	(0.3)	(0.3)
Prior service credit	0.2	0.1	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(4.9)	(4.1)	(0.1)	(0.1)

Total recognized in net periodic benefit expense and other comprehensive income or loss	$2.9	$0.4	$0.6	$0.6

(1)	Included in other non-interest expense in the Consolidated Statements of Income.

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit income for the Chittenden pension plan totaled $1.8 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.4 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At September 30, 2010, the loan balance totaled $205.9 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1.3 million shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2010, a total of 9.1 million shares of People’s United Financial common stock, with a fair value of $119.7 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $3.8 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Litigation Relating to Smithtown Bancorp, Inc. Transaction. People’s United Financial was named as a defendant in a class-action lawsuit filed on behalf of Smithtown Bancorp, Inc. (“Smithtown”) stockholders in New York state court (In re Smithtown Bancorp Shareholder Litigation, No. 026751/2010 (“In re Smithtown Bancorp”)). The primary claims in the complaint are directed towards the directors and certain executive officers of Smithtown, alleging that in approving the merger agreement between People’s United Financial and Smithtown, those individuals did not maximize shareholder value and agreed to deal protection devices that impermissibly limit their ability to pursue and accept any competing offer for Smithtown. People’s United Financial is alleged to have aided and abetted the actions of the individual defendants. The complaint also alleges that the proxy statement/prospectus relating to the proposed merger contains material omissions which, if not cured, would prevent Smithtown shareholders from casting an informed vote in connection with the proposed merger. The complaint seeks an order enjoining the defendants from proceeding with the transaction, other equitable relief, damages, and attorneys’ fees.

On October 12, 2010, all parties to the proceedings entered into an agreement to settle the litigation. As part of that agreement, the defendants agreed (without admitting any wrongdoing or other liability) to make certain additional disclosures requested by the plaintiffs in the proxy statement/prospectus. The proposed settlement is subject to, among other things, court approval, plaintiffs conducting confirmatory discovery to confirm the fairness and adequacy of the terms of the settlement and the additional disclosures relating to the proposed merger, and the closing of the proposed merger.

Management expects this matter to be resolved in accordance with the agreement summarized above, and does not expect the settlement to have a material effect on the financial condition and results of operations of People’s United Financial.

People’s United Financial was named as a defendant in a lawsuit filed in federal court by a Smithtown stockholder (Linda Martucci v. Bradley E. Rock et al., CV No. 10-3997 (“Martucci”)). The claims alleged in Martucci were substantially similar to those alleged in In re Smithtown Bancorp. On October 19, 2010, the plaintiff in this action filed a Notice of Voluntary Dismissal, effectively ending this matter.

Litigation Relating to LSB Corporation Transaction. People’s United Financial was named as a defendant in two lawsuits filed in Massachusetts state court by two LSB Corporation (“LSB”) stockholders (Assad v. LSB Corporation et al., Civ. A. No. 2010-1616 (“Assad”) and Madden v. LSB Corporation et al., Civ. A. No. 2010-1702 (“Madden”)). The claims in the complaint are substantially similar to the claims made in In re Smithtown Bancorp, and the remedies sought are likewise similar. On October 22, 2010, the plaintiffs’ request for an injunction preventing the LSB shareholder vote on the merger was denied.

Management has reviewed the allegations of these complaints, believes them to be without merit and intends to defend these actions vigorously. People’s United Financial has filed a motion to dismiss both the Assad and Madden actions. Management does not believe these matters will have a material effect on the financial condition and results of operations of People’s United Financial.

In addition, in the normal course of business, People’s United Financial is also subject to various other legal proceedings. Management has discussed the nature of these legal proceedings with legal counsel. In the opinion of management, People’s United Financial’s financial condition and results of operations will not be affected materially as a result of the outcome of such commitments, contingent liabilities and legal proceedings.

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2010 and 2009.

NOTE 11. FAIR VALUE MEASUREMENTS

Accounting standards related to fair value measurements define fair value, provide a framework for measuring fair value, and establish related disclosure requirements. Broadly, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

•

Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed securities and CMOs);

•

quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently); and

•

other inputs that: (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.); or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).

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

Recurring Fair Value Measurements

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices for identical securities received from a third-party nationally recognized pricing service, to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, and GSE residential mortgage-backed securities and CMOs, all of which are included in Level 2.

Other Assets

People’s United Financial maintains unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial uses quoted market prices for identical securities received from a third-party nationally recognized pricing service, to determine the fair value of the trust assets.

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

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$83.5	$—	$—	$83.5
Securities available for sale:
U.S. Treasury and agency	14.7	523.7	—	538.4
GSE residential mortgage-backed securities and CMOs	—	1,766.0	—	1,766.0
State and municipal	—	0.3	—	0.3
Equity securities	—	0.3	—	0.3
Other assets:
Fixed income securities	—	33.7	—	33.7
Equity mutual funds	0.3	—	—	0.3
Interest rate swaps	—	30.1	—	30.1
Forward commitments to sell residential mortgage loans	—	2.1	—	2.1

Total	$98.5	$2,356.2	$—	$2,454.7

Liabilities:
Interest rate swaps	$—	$28.3	$—	$28.3
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	2.7	—	2.7

Total	$—	$31.2	$—	$31.2

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$75.7	$—	$—	$75.7
Securities available for sale:
U.S. Treasury and agency	10.8	—	—	10.8
GSE residential mortgage-backed securities	—	728.1	—	728.1
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Other assets:
Fixed income securities	—	14.2	—	14.2
Interest rate swaps	—	9.6	—	9.6
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$86.5	$753.1	$—	$839.6

Liabilities:
Interest rate swaps	$—	$8.6	$—	$8.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$—	$8.9	$—	$8.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2010.

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$70.2	$—	$70.2
Impaired loans (2)	—	—	71.1	71.1
Other real estate owned and repossessed assets (3)	—	—	60.6	60.6

Total	$—	$70.2	$131.7	$201.9

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$71.3	$—	$71.3
Impaired loans (2)	—	—	53.8	53.8
Other real estate owned and repossessed assets (3)	—	—	39.6	39.6

Total	$—	$71.3	$93.4	$164.7

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2010 and 2009.
(2)	Represents impaired loans measured based on the fair value of the underlying collateral ($48.0 million and $23.1 million of commercial real estate loans and commercial loans, respectively, at September 30, 2010). Related impairment charges totaled $2.9 million and $10.2 million for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Represents: (i) $25.2 million of commercial real estate owned; (ii) $9.7 million of residential real estate owned; and (iii) $25.7 million of repossessed assets at September 30, 2010. Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $2.8 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively. Write downs and net loss on sale related to foreclosed/repossessed assets charged to non-interest expense totaled $1.3 million and $0.9 million for the same periods.

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$798.4	$798.4	$3,418.0	$3,418.0
Securities purchased under agreements to resell	740.0	740.0	400.0	400.0
Securities (1)	2,477.5	2,477.5	901.8	901.8
Loans, net	15,042.3	15,511.8	14,061.3	13,924.8
Other assets (2)	39.2	39.2	33.9	33.9
Accrued interest receivable	56.8	56.8	54.9	54.9

Financial liabilities (other than derivatives):
Time deposits	4,367.6	4,402.0	4,608.7	4,636.2
Other deposits	11,307.3	11,307.3	10,836.9	10,836.9
Repurchase agreements	244.2	244.2	144.1	144.1
FHLB advances	9.7	9.2	14.8	14.6
Subordinated notes	182.9	194.6	181.8	195.1
Accrued interest payable	3.5	3.5	7.2	7.2

Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	30.1	30.1	9.6	9.6
Foreign exchange contracts	—	—	0.1	0.1
Forward commitments to sell residential mortgage loans	2.1	2.1	—	—
Interest rate-lock commitments on residential mortgage loans	—	—	0.3	0.3
Recognized as a liability:
Interest rate swaps	28.3	28.3	8.6	8.6
Foreign exchange contracts	0.2	0.2	—	—
Interest rate-lock commitments on residential mortgage loans	2.7	2.7	—	—
Forward commitments to sell residential mortgage loans	—	—	0.3	0.3

(1)	Includes (i) trading account securities of $83.5 million and $75.7 million at September 30, 2010 and December 31, 2009, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $33.9 million and $31.1 million at September 30, 2010 and December 31, 2009, respectively.
(2)	Includes fixed income securities, cash and cash equivalents, and equity mutual funds of $33.7 million, $5.2 million and $0.3 million, respectively, at September 30, 2010, and fixed income securities and cash and cash equivalents of $14.2 million and $19.7 million, respectively, at December 31, 2009.
(3)	See Note 12 for a further discussion of derivative financial instruments.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2010 was $5.1 million, for which People’s United Financial had posted $2.4 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.7 million in additional collateral would have been required.

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

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $14.8 million of this gain was recognized in income during the nine months ended September 30, 2010 and the remaining unrecognized gain at September 30, 2010 was $5.4 million, which is expected to be recognized in income over the next six months.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. After impairment adjustments, the carrying amount of this receivable was $0.4 million at September 30, 2010.

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding at September 30, 2010 and December 31, 2009:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$428.9	$294.8	$30.1	$3.0	$—	$5.6
Other counterparties	N/A	428.9	294.8	—	6.6	27.8	2.5
Foreign exchange contracts	N/A	11.7	—	—	—	0.2	—
Forward commitments to sell residential mortgage loans	N/A	214.3	140.4	2.1	—	—	0.3
Interest rate-lock commitments on residential mortgage loans	N/A	261.1	141.4	—	0.3	2.7	—

Total				32.2	9.9	30.7	8.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	5.8	6.0	—	—	0.5	0.5
Foreign exchange contracts:
Loans	Cash flow	—	9.6	—	0.1	—	—

Total				—	0.1	0.5	0.5

Total derivatives				$32.2	$10.0	$31.2	$8.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the nine months ended September 30, 2010 and 2009:

		Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
	Type of Hedge	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2010	2009	2010	2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$40.7	$(1.0)	$—	$—
Other counterparties	N/A	(39.5)	1.9	—	—
Foreign exchange contracts	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	—	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.6)	—	—	—

Total		0.6	0.9	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors (2)	Cash flow	15.8	17.0	—	1.2
Interest rate swaps	Fair value	(0.2)	(0.3)	—	—
Foreign exchange contracts	Cash flow	—	—	—	—

Total		15.6	16.7	—	1.2

Total derivatives		$16.2	$17.6	$—	$1.2

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

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

Loan Modifications

In March 2010, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus that a modified loan in a pool of purchased credit-impaired loans should remain in the pool even if the modification would otherwise be considered a troubled-debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance. Adoption of the guidance in the third quarter of 2010 did not have a significant impact on the company’s Consolidated Financial Statements.

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the FASB amended its standards related to required disclosures about the credit quality of financing receivables and the allowance for credit losses. As a result, companies will be required to provide expanded credit risk disclosures (such as aging information and credit quality indicators) and expanded disclosures related to the allowance for credit losses (such as a disaggregated rollforward of activity in the allowance). Both new and existing disclosures must be disaggregated either by portfolio segment or by class of financing receivable that are based, in part, on how a company develops its allowance for credit losses and manages its credit exposure. The amendments requiring disclosure as of the end of a reporting period are effective for periods ending on or after December 15, 2010 (December 31, 2010 for People’s United Financial). The amendments requiring disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for People’s United Financial).

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquired companies; (11) success in addressing management succession issues in a timely and effective manner; and (12) possible changes in regulation resulting from or relating to recently enacted financial reform legislation.

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

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. This rule, which did not include any additional special assessments, assumes a 5% annual growth rate in each institution’s insured deposits (the assessment base) and increases each institution’s premium assessment rate by three basis points beginning in 2011. As such, deposit insurance expense may continue to increase in the future. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. After recognizing $17 million of deposit insurance expense in the first nine months of 2010, the prepaid deposit insurance premium was reduced to $52 million.

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

Selected Consolidated Financial Data

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Operating Data:
Net interest income	$175.8	$173.8	$145.3	$509.2	$429.3
Provision for loan losses	21.8	17.8	21.5	49.1	43.4
Non-interest income (1)	75.9	76.8	80.2	223.3	237.4
Non-interest expense (2)	194.2	209.8	165.1	604.3	512.4
Income before income tax expense	35.7	23.0	38.9	79.1	110.9
Net income	24.1	16.0	26.8	53.7	76.3

Selected Statistical Data:
Net interest margin (3)	3.73%	3.68%	3.19%	3.63%	3.18%
Return on average assets (3)	0.44	0.29	0.51	0.33	0.49
Return on average tangible assets (3)	0.48	0.32	0.55	0.36	0.53
Return on average stockholders’ equity (3)	1.8	1.2	2.1	1.3	2.0
Return on average tangible stockholders’ equity (3)	2.7	1.7	3.0	2.0	2.8
Efficiency ratio	71.8	72.7	71.3	73.4	73.4

Per Common Share Data:
Basic and diluted earnings per share	$0.07	$0.04	$0.08	$0.15	$0.23
Dividends paid per share	0.1550	0.1550	0.1525	0.4625	0.4550
Dividend payout ratio	230.4%	352.0%	191.3%	303.5%	199.9%
Book value (end of period)	$15.04	$15.10	$15.24	$15.04	$15.24
Tangible book value (end of period)	10.07	10.14	10.71	10.07	10.71
Stock price:
High	14.35	16.79	17.41	17.08	18.54
Low	12.56	13.49	14.84	12.56	14.72
Close (end of period)	13.09	13.50	15.56	13.09	15.56

(1)	Includes net security gains of $4.7 million and $22.1 million for the three and nine months ended September 30, 2009, respectively.
(2)	Includes a total of $5.3 million and $23.2 million of merger-related expenses, core system conversion costs and one-time charges for the three months ended September 30, 2010 and June 30, 2010, respectively, and $51.9 million for the nine months ended September 30, 2010. Also includes an FDIC special assessment charge of $8.4 million for the nine months ended September 30, 2009.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009
Financial Condition Data:
Total assets	$21,897	$21,950	$21,588	$21,257	$20,810
Loans	15,215	15,215	15,311	14,234	14,302
Securities	2,478	1,787	886	902	550
Short-term investments (1)	1,218	1,944	2,527	3,492	3,077
Allowance for loan losses	173	173	173	173	173
Goodwill and other acquisition-related intangibles	1,772	1,778	1,767	1,515	1,520
Deposits	15,675	15,834	15,397	15,446	15,050
Borrowings	254	141	175	159	154
Subordinated notes	183	183	182	182	182
Stockholders’ equity	5,365	5,413	5,479	5,101	5,115
Non-performing assets (2)	312	285	248	206	193
Net loan charge-offs	21.8	17.8	9.5	13.6	16.0

Average Balances:
Loans	$15,208	$15,319	$14,680	$14,231	$14,454
Securities	1,856	1,097	888	887	782
Short-term investments (1)	1,892	2,534	2,901	3,464	3,105
Total earning assets	18,956	18,950	18,469	18,582	18,341
Total assets	21,955	21,872	21,260	21,132	20,870
Deposits	15,801	15,704	15,202	15,273	15,037
Total funding liabilities	16,175	16,052	15,573	15,616	15,365
Stockholders’ equity	5,404	5,458	5,275	5,106	5,135

Ratios:
Net loan charge-offs to average loans (annualized)	0.57%	0.46%	0.26%	0.38%	0.44%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	2.18	2.01	1.74	1.44	1.35
Allowance for loan losses to:
Originated loans (2)	1.21	1.23	1.22	1.21	1.21
Originated non-accrual loans (2)	68.6	78.5	89.7	102.2	98.2
Average stockholders’ equity to average total assets	24.6	25.0	24.8	24.2	24.6
Stockholders’ equity to total assets	24.5	24.7	25.4	24.0	24.6
Tangible stockholders’ equity to tangible assets	17.8	18.0	18.7	18.2	18.6
Total risk-based capital (3)	16.4	16.6	16.3	14.1	14.0

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired non-accrual loans. See Asset Quality.
(3)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital Requirements.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, core system conversion costs, and one-time charges related to executive-level management separation agreements, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period.

The tangible equity ratio is the ratio of (i) tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) (the numerator) to (ii) tangible assets (total assets less goodwill and other acquisition-related intangibles) (the denominator). Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated ESOP common shares).

In light of diversity in presentation among financial institutions, the methodologies used by People’s United Financial for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Total non-interest expense	$194.2	$209.8	$165.1	$604.3	$512.4
Less:
Amortization of other acquisition-related intangibles	6.1	4.8	5.1	15.6	15.6
FDIC special assessment	—	—	—	—	8.4
Merger-related expenses	1.0	2.8	—	18.5	—
Fair value adjustments	0.8	0.8	0.8	2.4	2.4
Executive-level separation agreement	—	15.3	—	15.3	—
Other	2.9	0.8	(0.5)	6.6	6.0

Total	$183.4	$185.3	$159.7	$545.9	$480.0

Net interest income (1)	$176.6	$174.6	$146.1	$511.6	$431.9
Total non-interest income	75.9	76.8	80.2	223.3	237.4
Add:
Fair value adjustments	2.2	2.2	1.6	6.0	4.8
BOLI FTE adjustment (1)	0.7	1.4	1.1	3.1	3.5
Less:
Net security gains	—	—	4.7	—	22.1
Other	—	—	0.3	—	1.6

Total	$255.4	$255.0	$224.0	$744.0	$653.9

Efficiency ratio	71.8%	72.7%	71.3%	73.4%	73.4%

(1)	Fully taxable equivalent.

The following table summarizes People’s United Financial’s operating earnings and operating earnings per share:

	Three Months Ended			Nine Months Ended
(in millions, except per share data)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net income, as reported	$24.1	$16.0	$26.8	$53.7	$76.3
Adjustments, net of tax (1)	3.6	15.8	—	35.0

Operating earnings	$27.7	$31.8	$26.8	$88.7	$76.3

Operating earnings per share	$0.08	$0.09	$0.08	$0.25	$0.23

(1)	Represents pre-tax merger-related expenses, core system conversion costs and one-time charges totaling $5.3 million and $23.2 million for the three months ended September 30, 2010 and June 30, 2010, respectively, and $51.9 million for the nine months ended September 30, 2010, less related income taxes.

The following table summarizes People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions, except per share data)	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009
Total stockholders’ equity	$5,365	$5,413	$5,479	$5,101	$5,115
Less: Goodwill and other acquisition-related intangibles	1,772	1,778	1,767	1,515	1,520

Tangible stockholders’ equity	$3,593	$3,635	$3,712	$3,586	$3,595

Total assets	$21,897	$21,950	$21,588	$21,257	$20,810
Less: Goodwill and other acquisition-related intangibles	1,772	1,778	1,767	1,515	1,520

Tangible assets	$20,125	$20,172	$19,821	$19,742	$19,290

Tangible equity ratio	17.8%	18.0%	18.7%	18.2%	18.6%

Common shares issued (in millions)	374.63	374.64	374.76	348.25	348.38
Less: Common shares classified as treasury shares	8.75	6.90	3.19	3.21	3.27
Unallocated ESOP common shares	9.15	9.23	9.32	9.41	9.49

Common shares	356.73	358.51	362.25	335.63	335.62

Tangible book value per share	$10.07	$10.14	$10.25	$10.68	$10.71

Completed Acquisitions

On April 16, 2010, People’s United Bank (the “Bank”), a subsidiary of People’s United Financial, entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The transaction resulted in the acquisition of approximately $244 million in total assets and approximately $227 million in total deposits. The Bank did not pay the FDIC a premium to assume the deposits of Butler Bank. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the nine months ended September 30, 2010 include the results of Butler Bank beginning with the closing date. Merger-related expenses totaling $0.4 million were recorded in the first nine months of 2010

The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and real estate owned) (see Asset Quality). The FDIC is obligated to reimburse the Bank for 80% of any future losses on covered assets up to $34.0 million. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss-sharing coverage.

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On the closing date, Financial Federal had total assets of $1.28 billion.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the nine months ended September 30, 2010 include the results of Financial Federal beginning with the closing date. Merger-related expenses totaling $17.1 million (including (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges) were recorded in the first nine months of 2010.

Included in the Consolidated Statements of Income for the nine months ended September 30, 2010 are approximately $58 million of interest income and approximately $25 million of net income attributable to Financial Federal and Butler Bank since the respective acquisition dates. See Note 2 to the Consolidated Financial Statements for further discussions of the acquisitions.

Pending Acquisitions

On July 15, 2010, People’s United Financial announced the signing of definitive agreements to acquire Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts.

The Smithtown acquisition is currently valued at approximately $57 million, with approximately half that amount being paid in cash and the balance in the form of shares of People’s United Financial common stock. At September 30, 2010, Smithtown reported total assets of $2.28 billion, total deposits of $1.82 billion and operated 30 branches, including 29 on Long Island and one in New York City.

The LSB acquisition is an all-cash transaction valued at approximately $96 million. At September 30, 2010, LSB reported total assets of $780 million, total deposits of $475 million and operated seven branches, including five in the greater Boston area and two in southern New Hampshire.

Both transactions, which are expected to close in November 2010, are subject to approval by bank regulatory authorities. Smithtown shareholders are scheduled to vote on the Smithtown merger on November 19, 2010 and LSB shareholders approved the LSB merger on October 27, 2010. People’s United Financial shareholder approval is not required for either transaction. Merger expenses totaling $1.0 million relating to these transactions were recorded in the third quarter of 2010.

Financial Overview

People’s United Financial reported net income of $24.1 million, or $0.07 per diluted share, for the three months ended September 30, 2010, compared to $26.8 million, or $0.08 per diluted share, for the year-ago period. Third quarter 2010 earnings reflect an improvement in the net interest margin and $5.3 million (pre-tax) of merger-related expenses, core system conversion costs and one-time charges. The net impact of these expenses reduced third quarter 2010 net income by $3.6 million, or $0.01 per diluted share. Excluding the effect of these items, operating earnings were $27.7 million, or $0.08 per diluted share, for the third quarter of 2010.

For the nine months ended September 30, 2010, net income totaled $53.7 million, or $0.15 per diluted share, compared to $76.3 million or $0.23 per diluted share for the year-ago period. Results for the first nine months of 2010 include $51.9 million (pre-tax) of merger-related expenses, core system conversion costs and one-time charges. The net impact of these expenses reduced net income for the first nine months of 2010 by $35.0 million, or $0.10 per diluted share. Excluding the effect of these items, operating earnings were $88.7 million, or $0.25 per diluted share, for the nine months ended September 30, 2010.

As previously reported, People’s United Financial completed its acquisitions of Financial Federal on February 19, 2010 and Butler Bank on April 16, 2010. Accordingly, Financial Federal’s and Butler Bank’s results of operations are included beginning as of the respective acquisition dates, and prior period results have not been restated to include Financial Federal and Butler Bank.

People’s United Financial’s return on average tangible assets was 0.48% and return on average tangible stockholders’ equity was 2.7% for the three months ended September 30, 2010, compared to 0.55% and 3.0%, respectively, in the year-ago quarter.

Net interest income increased $30.5 million from the year-ago quarter while the net interest margin improved 54 basis points to 3.73%. The higher net interest margin reflects the benefit of Financial Federal as well as a 43 basis points reduction in the cost of deposits, partially offset by the low interest rate environment, and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which was temporarily invested in low-yielding short-term investments for most of 2010. Compared to the second quarter of 2010, net interest income increased $2.0 million and the net interest margin increased 5 basis points, primarily attributable to higher investment income and a 4 basis point reduction in the cost of deposits.

Compared to the third quarter of 2009, average earning assets increased $615 million, reflecting increases of $1.1 billion in average securities and $754 million in average loans, partially offset by a $1.2 billion decrease in average short-term investments. Average funding liabilities increased $810 million compared to the third quarter of 2009, reflecting an $764 million increase in average total deposits.

Compared to the year-ago quarter, total non-interest income decreased $4.3 million and total non-interest expense increased $29.1 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 71.8% in the third quarter of 2010 compared to 71.3% in the year-ago period.

The provision for loan losses in the third quarter of 2010 was $21.8 million compared to $21.5 million in the year-ago period. The provision for loan losses in the third quarter of 2010 reflected net loan charge-offs of $21.8 million. The provision for loan losses in the third quarter of 2009 reflected net loan charge-offs of $16.0 million and a $5.5 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.57% in the third quarter of 2010 compared to 0.44% in the year-ago quarter.

The allowance for loan losses totaled $172.5 million at September 30, 2010, unchanged from December 31, 2009. Non-performing assets totaled $312.0 million at September 30, 2010, a $106.4 million increase from December 31, 2009. At September 30, 2010, the allowance for loan losses as a percentage of originated loans was 1.21% and as a percentage of originated non-accrual loans was 68.6% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.4 billion at September 30, 2010 compared to $5.1 billion at December 31, 2009 and as a percentage of total assets, stockholders’ equity was 24.5% and 24.0%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 17.8% at September 30, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s total risk-based capital ratio was 16.4% at September 30, 2010 compared to 14.1% at December 31, 2009 (see Regulatory Capital Requirements).

Business Segment Results

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses, Commercial Banking, Retail and Business Banking, and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities resale agreements, wholesale borrowings, and the funding center.

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

The reported assets of each business segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually. Goodwill is tested for impairment at the reporting unit level and involves a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the company’s identified reporting units are at risk of failing the “Step 1” goodwill impairment test at this time.

Business Segment Performance Summary

Three months ended September 30, 2010 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$78.7	$96.9	$1.0	$176.6	$(15.9)	$15.1	$175.8
Provision for loan losses	6.8	1.7	0.1	8.6	—	13.2	21.8
Total non-interest income	14.2	39.1	19.4	72.7	4.0	(0.8)	75.9
Total non-interest expense	47.9	111.3	21.2	180.4	3.7	10.1	194.2

Income (loss) before income tax expense (benefit)	38.2	23.0	(0.9)	60.3	(15.6)	(9.0)	35.7
Income tax expense (benefit)	12.4	7.5	(0.3)	19.6	(5.1)	(2.9)	11.6

Net income (loss)	$25.8	$15.5	$(0.6)	$40.7	$(10.5)	$(6.1)	$24.1

Total average assets	$10,861.6	$5,893.4	$325.0	$17,080.0	$3,912.7	$961.9	$21,954.6
Total average liabilities	2,165.9	13,850.3	200.6	16,216.8	102.5	231.1	16,550.4

Nine months ended September 30, 2010 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$227.1	$281.9	$2.9	$511.9	$(47.3)	$44.6	$509.2
Provision for loan losses	19.8	4.7	0.2	24.7	—	24.4	49.1
Total non-interest income	39.9	116.8	56.6	213.3	12.5	(2.5)	223.3
Total non-interest expense	138.9	325.7	64.7	529.3	8.8	66.2	604.3

Income (loss) before income tax expense (benefit)	108.3	68.3	(5.4)	171.2	(43.6)	(48.5)	79.1
Income tax expense (benefit)	35.7	22.3	(1.8)	56.2	(14.6)	(16.2)	25.4

Net income (loss)	$72.6	$46.0	$(3.6)	$115.0	$(29.0)	$(32.3)	$53.7

Total average assets	$10,886.4	$5,666.4	$339.3	$16,892.1	$3,877.2	$928.6	$21,697.9
Total average liabilities	2,186.6	13,551.4	194.3	15,932.3	94.5	291.6	16,318.4

Commercial Banking consists principally of commercial lending, commercial real estate lending, indirect auto lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”) (formerly Financial Federal Credit Inc.), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net interest income	$78.7	$65.6	$227.1	$189.4
Provision for loan losses	6.8	5.6	19.8	16.6
Total non-interest income	14.2	10.1	39.9	30.1
Total non-interest expense	47.9	37.1	138.9	114.6

Income before income tax expense	38.2	33.0	108.3	88.3
Income tax expense	12.4	10.7	35.7	27.4

Net income	$25.8	$22.3	$72.6	$60.9

Total average assets	$10,861.6	$9,855.5	$10,886.4	$9,792.4
Total average liabilities	2,165.9	2,391.5	2,186.6	2,379.9

Commercial Banking net income increased $3.5 million compared to the third quarter of 2009, primarily as a result of the Financial Federal acquisition completed in February 2010. The $13.1 million increase in net interest income reflects an increase in average earning assets (primarily the loans acquired in the Financial Federal acquisition) as well as improved spreads on commercial loans, partially offset by narrowing spreads on commercial deposits. The $4.1 million increase in non-interest income primarily reflects an increase in commercial loan fees. The $10.8 million increase in non-interest expense reflects PUEFC non-interest expenses, increases in amortization expense on leased equipment and higher direct expenses due to the continued loan growth in Commercial Banking.

The total average commercial banking loan portfolio increased $1.2 billion compared to the third quarter of 2009, reflecting the addition of the PUEFC portfolio (average of $1.0 billion in the third quarter of 2010) as well as increases of $162 million in average commercial real estate loans and $66 million in average commercial loans, partially offset by a $63 million decrease in average loans originated by PCLC.

Retail and Business Banking includes, as its principal business lines, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity), business lending and merchant services.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net interest income	$96.9	$94.6	$281.9	$283.1
Provision for loan losses	1.7	1.2	4.7	3.6
Total non-interest income	39.1	43.3	116.8	120.6
Total non-interest expense	111.3	100.7	325.7	311.0

Income before income tax expense	23.0	36.0	68.3	89.1
Income tax expense	7.5	11.6	22.3	28.8

Net income	$15.5	$24.4	$46.0	$60.3

Total average assets	$5,893.4	$5,855.9	$5,666.4	$6,020.1
Total average liabilities	13,850.3	12,732.8	13,551.4	12,479.2

Retail and Business Banking net income decreased $8.9 million compared to the third quarter of 2009. The $2.3 million increase in net interest income primarily reflects the growth in deposit balances (see below) and a slight increase in the spread on residential mortgages, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008, and lower residential mortgage balances. In the third quarter of 2010, average residential mortgage loans decreased $346 million compared to the year-ago quarter, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans.

Non-interest income decreased $4.2 million compared to the third quarter of 2009, reflecting a $2.8 million decrease in net gains on sales of residential mortgage loans. The $10.6 million increase in non-interest expense reflects increases in direct and allocated expenses.

Average total liabilities increased $1.1 billion compared to the third quarter of 2009. Average deposits increased $764 million (including $217 million in average deposits acquired in the Butler Bank acquisition), reflecting increases of $210 million in average non-interest-bearing deposits and $1.1 billion in average savings and money market deposits, partially offset by a $577 million decrease in average time deposits.

Wealth Management consists of trust services; corporate trust; brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc.; other insurance services provided through R. C. Knox and Company, Inc. and Chittenden Insurance Group, LLC; and private banking.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net interest income	$1.0	$0.7	$2.9	$2.8
Provision for loan losses	0.1	—	0.2	0.1
Total non-interest income	19.4	19.8	56.6	58.8
Total non-interest expense	21.2	20.8	64.7	64.0

Loss before income tax benefit	(0.9)	(0.3)	(5.4)	(2.5)
Income tax benefit	(0.3)	(0.1)	(1.8)	(0.9)

Net loss	$(0.6)	$(0.2)	$(3.6)	$(1.6)

Total average assets	$325.0	$304.6	$339.3	$315.6
Total average liabilities	200.6	141.8	194.3	142.9

The increase in Wealth Management’s net loss in the third quarter of 2010 compared to the year-ago quarter reflects a $0.4 million decrease in non-interest income and a $0.4 million increase in non-interest expense. Within non-interest income, investment management fees decreased $0.8 million reflecting broader economic weakness and the low interest rate environment, and insurance revenue increased $0.4 million reflecting a higher level of insurance renewals. The increase in non-interest expense reflects higher direct expenses in the third quarter of 2010.

Assets managed and administered by Wealth Management, which are not reported as assets of People’s United Financial, totaled $17.1 billion at September 30, 2010 compared to $16.4 billion at both June 30, 2010 and September 30, 2009. The increase from June 30, 2010 primarily reflects new business generated during the third quarter 2010 and market appreciation.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net interest loss	$(15.9)	$(34.5)	$(47.3)	$(99.7)
Total non-interest income	4.0	7.6	12.5	24.5
Total non-interest expense	3.7	2.1	8.8	5.2

Loss before income tax benefit	(15.6)	(29.0)	(43.6)	(80.4)
Income tax benefit	(5.1)	(10.2)	(14.6)	(28.4)

Net loss	$(10.5)	$(18.8)	$(29.0)	$(52.0)

Total average assets	$3,912.7	$4,062.2	$3,877.2	$3,779.0
Total average liabilities	102.5	88.2	94.5	91.1

Treasury’s net loss in the third quarter of 2010 was reduced by $8.3 million compared to the 2009 period, reflecting a decrease in the net interest loss, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $18.6 million decrease in net interest loss reflects an increase in the funding center’s net interest spread. The increase in the funding center’s net interest spread is primarily due to the historically low interest rate environment over an extended period of time, resulting in long-term funding costs declining more than asset yields, reflecting the asset sensitive position of People’s United Financial’s balance sheet. Non-interest income in the third quarter of 2009 included $4.8 million of security gains resulting from the sale of residential mortgage-backed securities. The increases in non-interest income (excluding security gains) and non-interest expense primarily reflect higher revenues and costs relating to derivative transactions entered into with commercial customers.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including merger-related expenses, core system conversion costs and one-time charges totaling $5.3 million and $51.9 million for the three and nine months ended September 30, 2010, respectively (included in total non-interest expense, a $5.6 million gain related to the sale of the company’s remaining Class B Visa shares (included in total non-interest income for the nine months ended September 30, 2009) and $4.4 million of benefit-related and other charges (included in total non-interest expense for the nine months ended September 30, 2009). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net interest income	$15.1	$18.9	$44.6	$53.7
Provision for loan losses	13.2	14.7	24.4	23.1
Total non-interest income	(0.8)	(0.6)	(2.5)	3.4
Total non-interest expense	10.1	4.4	66.2	17.6

(Loss) income before income tax expense	(9.0)	(0.8)	(48.5)	16.4
Income tax (benefit) expense	(2.9)	0.1	(16.2)	7.7

Net (loss) income	$(6.1)	$(0.9)	$(32.3)	$8.7

Total average assets	$961.9	$791.9	$928.6	$724.2
Total average liabilities	231.1	381.3	291.6	384.9

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

The Federal Reserve Board established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which has not changed. The improvement in the net interest margin in the third quarter of 2010 reflects the benefit from higher investment income and lower cost of deposits. However, the net interest margin continues to be impacted by the historically low interest rate environment, given the asset sensitive position of People’s United Financial’s balance sheet, including the investment of a portion of the company’s significant excess capital position in low-yielding short-term investments for most of 2010.

Third Quarter 2010 Compared to Third Quarter 2009

The net interest margin increased 54 basis points to 3.73% compared to the third quarter of 2009. The higher net interest margin reflects lower deposit costs and the benefit from the Financial Federal acquisition completed in February 2010, partially offset by the low interest rate environment and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments for most of 2010. Net interest income (FTE basis) increased $30.5 million, reflecting a $15.6 million increase in total interest and dividend income and a $14.9 million decrease in total interest expense.

Average earning assets totaled $19.0 billion in the third quarter of 2010, a $615 million increase from the third quarter of 2009, reflecting increases of $754 million in average loans and $1.1 billion in average securities, partially offset by a $1.2 billion decrease in average short-term investments. Average loans, average securities and average short-term investments comprised 80%, 10% and 10%, respectively, of average earning assets in the third quarter of 2010 compared to 79%, 4% and 17%, respectively, in the 2009 period. In the current quarter, the yield earned on the total loan portfolio was 5.12% and the yield earned on securities and short-term investments was 1.47%, compared to 5.08% and 0.95%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 40% of the loan portfolio has floating interest rates at September 30, 2010 compared to approximately 44% at December 31, 2009.

The total average commercial banking loan portfolio increased $1.2 billion, reflecting the addition of the PUEFC portfolio (average of $1.0 billion in the third quarter of 2010), as well as increases of $248 million in average commercial real estate loans (presented net of an $86 million decline in average shared national credits) and $125 million in average commercial loans (presented net of an $59 million decline in average shared national credits), partially offset by a $63 million decrease in average loans originated by PCLC. At September 30, 2010, the shared national credits loan portfolio totaled $432 million compared to $567 million at December 31, 2009.

Average residential mortgage loans decreased $346 million compared to the year-ago quarter, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans, partially offset by the addition of $106 million of average residential mortgage loans from the Butler Bank acquisition. Average consumer loans decreased $86 million, reflecting declines of $53 million in average indirect auto loans and $29 million in average home equity loans.

Average funding liabilities totaled $16.2 billion in the third quarter of 2010, an $810 million increase compared to the year-ago quarter. Average deposits increased $764 million, reflecting increases of $210 million in average non-interest-bearing deposits and $1.1 billion in average savings and money market deposits, partially offset by a $577 million decrease in average time deposits. Average deposits comprised 98% of average funding liabilities in both the third quarter of 2010 and the year-ago period.

The 43 basis point decrease to 0.78% from 1.21% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 43 basis points from the third quarter of 2009, reflecting decreases of 107 basis points in time deposits and 7 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 50% and 28%, respectively, of average total deposits in the third quarter of 2010 compared to 45% and 33%, respectively, in the 2009 period.

Third Quarter 2010 Compared to Second Quarter 2010

The net interest margin improved 5 basis points and net interest income (FTE basis) increased $2.0 million compared to the second quarter of 2010, primarily reflecting the combined benefit of higher investment income and a 4 basis point decrease in the rate paid on average deposits in the third quarter. Total interest and dividend income increased $0.6 million in the third quarter and total interest expense decreased $1.4 million.

Average earning assets increased $6 million, as a $759 million increase in average securities was offset by decreases of $111 million in average loans and $642 million in average short-term investments and securities resale agreements. Average funding liabilities increased $123 million, primarily reflecting a $97 million increase in average deposits.

The tables on the following pages present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, and the nine months ended September 30, 2010 and 2009. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2010			June 30, 2010			September 30, 2009
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$1,176.2	$0.8	0.28%	$2,262.1	$1.5	0.26%	$2,344.7	$1.4	0.23%
Securities purchased under agreements to resell	715.8	0.4	0.21	271.4	0.1	0.20	760.0	0.4	0.19
Securities (2)	1,855.9	12.6	2.72	1,096.7	9.2	3.33	782.5	7.5	3.84
Loans:
Commercial real estate	5,464.7	76.3	5.59	5,461.4	75.6	5.54	5,302.3	73.9	5.58
Commercial	5,096.4	68.9	5.40	5,112.1	70.5	5.52	4,072.8	50.4	4.94
Residential mortgage	2,463.2	27.1	4.41	2,536.9	28.3	4.46	2,808.9	35.1	5.00
Consumer	2,184.1	22.2	4.06	2,208.8	22.5	4.08	2,269.9	24.0	4.24

Total loans	15,208.4	194.5	5.12	15,319.2	196.9	5.14	14,453.9	183.4	5.08

Total earning assets	18,956.3	$208.3	4.40%	18,949.4	$207.7	4.38%	18,341.1	$192.7	4.20%

Other assets	2,998.3			2,922.5			2,529.0

Total assets	$21,954.6			$21,871.9			$20,870.1

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,432.4	$—	—%	$3,357.0	$—	—%	$3,222.4	$—	—%
Savings, interest-bearing checking and money market	7,929.6	12.0	0.61	7,817.7	12.3	0.63	6,798.0	11.6	0.68
Time	4,439.1	15.6	1.40	4,529.4	16.7	1.48	5,016.4	30.9	2.47

Total deposits	15,801.1	27.6	0.70	15,704.1	29.0	0.74	15,036.8	42.5	1.13

Borrowings:
Repurchase agreements	178.5	0.2	0.47	151.8	0.2	0.44	132.1	0.1	0.47
FHLB advances	9.8	0.1	5.19	8.6	0.1	6.12	14.6	0.2	5.30
Other	2.7	—	—	4.9	—	—	—	—	—

Total borrowings	191.0	0.3	0.71	165.3	0.3	0.72	146.7	0.3	0.95

Subordinated notes	182.7	3.8	8.28	182.3	3.8	8.30	181.3	3.8	8.34

Total funding liabilities	16,174.8	$31.7	0.78%	16,051.7	$33.1	0.83%	15,364.8	$46.6	1.21%

Other liabilities	375.6			362.3			370.8

Total liabilities	16,550.4			16,414.0			15,735.6
Stockholders’ equity	5,404.2			5,457.9			5,134.5

Total liabilities and stockholders’ equity	$21,954.6			$21,871.9			$20,870.1

Net interest income/spread (3)		$176.6	3.62%		$174.6	3.55%		$146.1	2.99%

Net interest margin			3.73%			3.68%			3.19%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $0.8 million for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009.

Average Balance, Interest and Yield/Rate Analysis (1)

	September 30, 2010			September 30, 2009
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$2,031.8	$4.0	0.26%	$2,239.6	$4.7	0.28%
Securities purchased under agreements to resell	406.4	0.6	0.20	347.0	0.6	0.20
Securities (2)	1,283.9	29.9	3.10	950.1	24.0	3.38
Loans:
Commercial real estate	5,439.9	226.2	5.55	5,160.1	213.7	5.52
Commercial	4,919.9	198.2	5.37	4,152.4	153.4	4.92
Residential mortgage	2,502.1	84.0	4.48	2,971.3	113.6	5.10
Consumer	2,209.3	67.5	4.07	2,266.2	71.9	4.23

Total loans	15,071.2	575.9	5.10	14,550.0	552.6	5.06

Total earning assets	18,793.3	$610.4	4.33%	18,086.7	$581.9	4.29%

Other assets	2,904.6			2,544.6

Total assets	$21,697.9			$20,631.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,352.8	$—	—%	$3,173.9	$—	—%
Savings, interest-bearing checking and money market	7,723.6	35.9	0.62	6,564.1	36.3	0.74
Time	4,494.8	50.4	1.50	5,020.8	101.2	2.69

Total deposits	15,571.2	86.3	0.74	14,758.8	137.5	1.24

Borrowings:
Repurchase agreements	165.0	0.6	0.45	152.9	0.5	0.45
FHLB advances	9.9	0.3	5.58	14.7	0.6	5.29
Other	7.0	0.2	3.26	2.8	—	1.96

Total borrowings	181.9	1.1	0.84	170.4	1.1	0.89

Subordinated notes	182.4	11.4	8.30	181.0	11.4	8.36

Total funding liabilities	15,935.5	$98.8	0.83%	15,110.2	$150.0	1.32%

Other liabilities	382.9			367.8

Total liabilities	16,318.4			15,478.0
Stockholders’ equity	5,379.5			5,153.3

Total liabilities and stockholders’ equity	$21,697.9			$20,631.3

Net interest income/spread (3)		$511.6	3.50%		$431.9	2.97%

Net interest margin			3.63%			3.18%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $2.4 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	Three Months Ended September 30, 2010 Compared To
	September 30, 2009 Increase (Decrease)			June 30, 2010 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.8)	$0.2	$(0.6)	$(0.8)	$0.1	$(0.7)
Securities purchased under agreements to resell	—	—	—	0.3	—	0.3
Securities	7.8	(2.7)	5.1	5.3	(1.9)	3.4
Loans:
Commercial real estate	2.2	0.2	2.4	0.1	0.6	0.7
Commercial	13.5	5.0	18.5	(0.2)	(1.4)	(1.6)
Residential mortgage	(4.1)	(3.9)	(8.0)	(0.9)	(0.3)	(1.2)
Consumer	(0.9)	(0.9)	(1.8)	(0.3)	—	(0.3)

Total loans	10.7	0.4	11.1	(1.3)	(1.1)	(2.4)

Total change in interest and dividend income	17.7	(2.1)	15.6	3.5	(2.9)	0.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.8	(1.4)	0.4	0.2	(0.5)	(0.3)
Time	(3.2)	(12.1)	(15.3)	(0.3)	(0.8)	(1.1)

Total deposits	(1.4)	(13.5)	(14.9)	(0.1)	(1.3)	(1.4)

Borrowings:
Repurchase agreements	0.1	—	0.1	—	—	—
FHLB advances	(0.1)	—	(0.1)	—	—	—
Other	—	—	—	—	—	—

Total borrowings	—	—	—	—	—	—

Subordinated notes	—	—	—	—	—	—

Total change in interest expense	(1.4)	(13.5)	(14.9)	(0.1)	(1.3)	(1.4)

Change in net interest income	$19.1	$11.4	$30.5	$3.6	$(1.6)	$2.0

Volume and Rate Analysis

	Nine Months Ended September 30, 2010 Compared To September 30, 2009 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.4)	$(0.3)	$(0.7)
Securities purchased under agreements to resell	—	—	—
Securities	7.9	(2.0)	5.9
Loans:
Commercial real estate	11.6	0.9	12.5
Commercial	30.0	14.8	44.8
Residential mortgage	(16.7)	(12.9)	(29.6)
Consumer	(1.7)	(2.7)	(4.4)

Total loans	23.2	0.1	23.3

Total change in interest and dividend income	30.7	(2.2)	28.5

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	5.9	(6.3)	(0.4)
Time	(9.7)	(41.1)	(50.8)

Total deposits	(3.8)	(47.4)	(51.2)

Borrowings:
Repurchase agreements	0.1	—	0.1
FHLB advances	(0.3)	—	(0.3)
Other	0.1	0.1	0.2

Total borrowings	(0.1)	0.1	—

Subordinated notes	0.1	(0.1)	—

Total change in interest expense	(3.8)	(47.4)	(51.2)

Change in net interest income	$34.5	$45.2	$79.7

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Investment management fees	$7.6	$8.6	$8.4	$24.1	$24.5
Insurance revenue	8.3	6.3	7.9	21.9	23.0
Brokerage commissions	2.8	2.8	2.8	8.4	9.3

Total wealth management income	18.7	17.7	19.1	54.4	56.8

Net security gains (losses):
Equity securities	—	—	—	—	5.5
Debt securities	—	—	4.7	—	16.8
Trading account securities	—	—	—	—	(0.2)

Total net security gains (losses)	—	—	4.7	—	22.1

Bank service charges	31.5	32.9	33.3	95.6	96.6
Merchant services income	6.9	6.4	6.7	19.1	18.6
Net gains on sales of residential mortgage loans	2.4	2.7	5.2	7.9	10.9
Bank-owned life insurance	1.4	2.6	2.2	5.8	6.5
Other non-interest income	15.0	14.5	9.0	40.5	25.9

Total non-interest income	$75.9	$76.8	$80.2	$223.3	$237.4

Total non-interest income decreased $4.3 million compared to the third quarter of 2009 and $0.9 million compared to the second quarter of 2010. Net security gains totaled $4.7 million in the third quarter of 2009 (see below).

As compared to the third quarter of 2009, investment management fees decreased $0.8 million, reflecting broader economic weakness and the low interest rate environment. Compared to the second quarter of 2010, the $1.0 million decrease in investment management fees reflects the timing of certain annual fees and the $2.0 million increase in insurance revenue reflects the seasonal nature of insurance renewals.

In the third and second quarters of 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $308 million and $723 million, respectively, and recorded security gains of $4.8 million and $12.1 million, respectively. This investment portfolio repositioning was undertaken to mitigate prepayment risk.

Net security gains in the nine months ended September 30, 2009 also include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa Inc. shares acquired as part of Visa’s initial public offering. Including other minor gains and losses, net security gains totaled $4.7 million and $22.1 million for the three and nine month ended September 30, 2009, respectively (none for the nine months ended September 30, 2010).

In connection with the sale of its remaining Class B Visa shares, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through September 30, 2010.

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The decrease in net gains on sales of residential mortgage loans from the third quarter of 2009 and second quarter of 2010 reflects the lower level of residential mortgage loan sales (a 52% decline in volume from last year’s third quarter) due to the lower level in refinancing activity in 2010. BOLI income totaled $1.4 million ($2.1 million on a taxable-equivalent basis) in the third quarter of 2010, compared to $2.2 million ($3.3 million on a taxable-equivalent basis) in the year-ago quarter, and $2.6 million in the second quarter of 2010 ($4.0 million on a taxable-equivalent basis). BOLI income in the second quarter of 2010 includes a $1.2 million death benefit.

Other non-interest income increased $6.0 million compared to the third quarter of 2009, reflecting increases in rental income resulting from a higher level of equipment leased to PCLC customers, revenues relating to derivative transactions entered into with commercial customers, and commercial loan fees.

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

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Compensation and benefits	$93.2	$92.6	$86.0	$282.1	$261.3
Occupancy and equipment	28.0	28.5	27.5	86.3	81.8
Professional and outside service fees	18.5	20.8	11.6	52.9	34.0
Merchant services expense	5.8	5.3	5.7	15.9	15.8
Other non-interest expense:
Amortization of other acquisition-related intangibles	6.1	4.8	5.1	15.6	15.6
Advertising and promotion	4.5	4.8	3.5	12.3	10.8
Stationery, printing and postage	3.3	3.2	2.9	10.1	9.1
Other	33.8	47.0	22.8	110.6	84.0

Total other non-interest expense	47.7	59.8	34.3	148.6	119.5

Total	193.2	207.0	165.1	585.8	512.4
Merger-related expenses	1.0	2.8	—	18.5	—

Total non-interest expense	$194.2	$209.8	$165.1	$604.3	$512.4

Efficiency ratio	71.8%	72.7%	71.3%	73.4%	73.4%

Excluding the effect of merger-related expenses, total non-interest expense in the third quarter of 2010 increased $28.1 million compared to the third quarter of 2009 and decreased $13.8 million compared to the second quarter of 2010. Merger expenses totaling $1.0 million relating to the Smithtown and LSB acquisitions were recorded in the third quarter of 2010. Merger-related expenses recorded in 2010 relating to the Financial Federal and Butler Bank acquisitions ($2.8 million in the second quarter of 2010 and $17.5 million in the nine months ended September 30, 2010) included (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs, (iii) compensatory charges, and (iv) regulatory filings. Included in other non-interest expense in the second quarter of 2010 is $15.3 million related to the former CEO separation agreement (see below). Also included in total non-interest expense in the third and second quarters of 2010 are $4.3 million and $5.1 million, respectively, and $18.1 million in the nine months ended September 30, 2010, of core system conversion costs. Such costs are expected to total approximately $2 million in the fourth quarter of 2010.

The efficiency ratio was 71.8% in the third quarter of 2010 compared to 71.3% in the year-ago quarter (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $7.2 million compared to the year-ago quarter and increased $0.6 million compared to the second quarter of 2010. The year-over-year increase reflects normal merit increases, higher benefit-related costs, costs related to the core system conversion and additional PUEFC and Butler Bank compensation and benefit costs.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the company’s other postretirement benefits obligation, which totaled $10.8 million at December 31, 2009, and related net periodic benefit expense, which totaled $0.7 million for the nine months ended September 30, 2010, depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Costs recorded in the second quarter of 2010 related to the core system conversion and expenses related to the trade name and rebranding initiative (see below) are the principal reason for the variances in professional and outside services, and advertising and promotion. The fluctuation in payment processing volume is the primary driver for the variances in merchant services expense.

The increase in other non-interest expense from the third quarter of 2009 reflects higher FDIC insurance premiums, core system conversion costs, higher amortization expense on leased equipment and costs related to derivative transactions entered into with commercial customers. Other non-interest expense for the three months ended June 30, 2010 includes $15.3 million related to costs incurred in connection with the former CEO separation agreement. As previously disclosed in Form 8-K filed on November 4, 2010, People’s United Financial announced the planned retirement of its head of Commercial Banking effective December 31, 2010. As a result, non-interest expense for the three months ended December 31, 2010 is expected to include charges totaling approximately $2-$3 million related to costs associated with the accelerated vesting of unvested share-based awards upon his retirement.

In connection with People’s United Financial’s acquisition of Chittenden Corporation (“Chittenden”) in January 2008, a trade name intangible asset with a fair value of $122.7 million was established and assigned an indefinite useful life based on management’s intentions at that time. In June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. Management believes the name change better leverages the ‘People’s United’ brand and the full range of services available to its customers.

As a result of the decision to “re-brand” the Chittenden banks, the useful life of the trade name intangible asset was no longer deemed to be indefinite and management was required to perform a final impairment test prior to amortizing the asset over its estimated remaining useful life beginning July 1, 2010. People’s United Financial performed its final trade name impairment test as of June 30, 2010 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result, no impairment loss was recognized. The trade name intangible will be amortized on an accelerated basis over a period of approximately 20 years, reflecting the manner in which the related benefit is realized.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2010 and each of the next five years is as follows: $21.6 million in 2010; $22.9 million in 2011; $21.6 million in 2012; $20.9 million in 2013; $19.6 million in 2014; and $18.9 million in 2015.

Income Taxes

People’s United Financial’s effective income tax rate was 32.5% compared to 30.4% in the second quarter of 2010 and 31.2% in the third quarter of 2009. The effective income tax rate in the second quarter of 2010 reflects a $1.2 million non-taxable BOLI death benefit. People’s United Financial’s effective income tax rate was 32.1% in the first nine months of 2010. Excluding the non-taxable BOLI death benefit, the income tax rate was 32.6% in the first nine months of 2010, which approximates the expected income tax rate for the remainder of 2010.

The difference between People’s United Financial’s effective income tax rate for the nine months ended September 30, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) tax exempt income from bank-owned life insurance; (ii) federal income tax credits associated with the company’s investment in affordable housing limited partnerships; and (iii) tax exempt interest earned on certain investments.

FINANCIAL CONDITION

General

Total assets at September 30, 2010 were $21.9 billion, a $640 million increase from December 31, 2009, reflecting increases of $1.6 billion in total securities, $981 million in total loans, $340 million in securities purchased under agreements to resell, and $272 million in goodwill, partially offset by a $2.6 billion decrease in short-term investments. People’s United Financial used short-term investments of approximately $293 million to fund the cash consideration in the Financial Federal acquisition (see Note 2 to the Consolidated Financial Statements) and approximately $816 million to repay Financial Federal and Butler Bank borrowings.

At September 30, 2010, liabilities totaled $16.5 billion, a $376 million increase from December 31, 2009, reflecting increases of $229 million in total deposits and $95 million in borrowings.

The increase in total loans from December 31, 2009 to September 30, 2010 reflects increases of $1.0 billion in commercial loans and $94 million in commercial real estate loans, partially offset by decreases of $71 million in residential mortgage loans and $69 million in consumer loans. At the respective acquisition dates, the fair values of the Financial Federal (now PUEFC) loans (included in commercial loans) and Butler Bank loans totaled $1.2 billion and $147 million, respectively. Residential mortgage loans at September 30, 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $70.2 million and $71.3 million, respectively, which approximate fair value.

Non-performing assets (excluding acquired non-accrual loans) totaled $312.0 million at September 30, 2010, a $106.4 million increase from year-end 2009, primarily reflecting increases of $34.3 million in non-accrual residential mortgage loans, $16.9 million in non-accrual commercial loans, $14.5 million in non-accrual equipment financing loans, $12.6 million in non-accrual commercial real estate loans, $12.8 million in repossessed assets (including $14.3 million of Financial Federal (now PUEFC) repossessed assets) and $11.0 million in real estate owned (“REO”) (including $11.4 million acquired in the Butler Bank acquisition). The level of the allowance for loan losses remained unchanged at $172.5 million at September 30, 2010 compared to December 31, 2009. At September 30, 2010, the allowance for loan losses as a percent of originated loans was 1.21% and as a percent of originated non-accrual loans was 68.6%, compared to 1.21% and 102.2%, respectively, at December 31, 2009.

People’s United Financial’s total stockholders’ equity was $5.4 billion at September 30, 2010, a $264 million increase from December 31, 2009. This increase primarily reflects the issuance of 26.0 million shares of common stock with a fair value (net of issuance costs) of approximately $405 million in connection with the Financial Federal acquisition, net income of $53.7 million and a $15.4 million decrease in Accumulated Other Comprehensive Loss since December 31, 2009, partially offset by dividends paid of $162.9 million and the open market repurchase of 5.6 million shares of common stock at a total cost of $76.9 million. As a percentage of total assets, stockholders’ equity was 24.5% at September 30, 2010 compared to 24.0% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 17.8% at September 30, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s leverage (core) capital ratio, tier 1, and total risk-based capital ratios were 13.0%, 15.4% and 16.4%, respectively, at September 30, 2010, compared to 10.0%, 13.1% and 14.1%, respectively, at December 31, 2009 (see Regulatory Capital Requirements).

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) a reduction of the stated interest rate for the remaining contractual life of the loan; (ii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iii) capitalization of interest; or (iv) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At September 30, 2010, the loan portfolio included $481 million of interest-only residential mortgage loans, of which $61 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable rate mortgage).

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

People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once a loan becomes 90 days past due. At September 30, 2010, non-performing residential mortgage loans totaling $2.8 million had current loan-to-value ratios of more than 100%.

The foreclosure practices of several of the nation’s largest residential mortgage loan servicers have recently come under the scrutiny of state attorneys general and various regulatory authorities. Certain of these servicers have initiated self-imposed moratoriums on foreclosure activities in light of allegations of “robo-signing” (signing foreclosure affidavits without an appropriate review) and other issues related to their foreclosure practices. In light of these developments, the company has reviewed its foreclosure policies and procedures and found no systemic concerns or instances of “robo-signing” with respect to its loan servicing activities. We believe that our established procedures for reviewing foreclosure affidavits and validating information contained in related loan documentation are sound and consistently applied, and that our foreclosure affidavits are accurate. As a result, People’s United Bank has not found it necessary to interrupt or suspend foreclosure proceedings. We have also considered the effect of representations and warranties that we made to third-party investors in connection with whole loan sales, and believe our representations and warranties were true and correct and do not expose People’s United Bank to any material loss.

The aforementioned foreclosure issues and the potential for additional legal and regulatory action could impact future foreclosure activities, including lengthening the time required for residential mortgage lenders, including People’s United Bank, to initiate and complete the foreclosure process. In recent years, foreclosure timelines have increased as a result of, among other reasons, (i) delays associated with the significant increase in the number of foreclosure cases as a result of the economic crisis, (ii) additional consumer protection initiatives related to the foreclosure process and (iii) voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize losses.

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

People’s United Financial’s outstanding construction loan portfolio totaled $725 million (approximately 5% of total loans) at September 30, 2010. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $952 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2010, outstanding construction loans totaling $271 million had remaining available interest reserves totaling $18 million. At that date, the company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the company’s normal underwriting standards and are classified as TDRs if the company does not receive a current market interest rate commensurate with current underwriting for a new loan with similar risk. People’s United Financial had no restructured construction loans as of September 30, 2010.

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

People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the third quarter of 2010. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Loans acquired in the Financial Federal and Butler Bank acquisitions have been recorded at fair value without a carryover of either Financial Federal’s or Butler Bank’s allowance for loan losses. Fair values of the loans are determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then applying a market-based discount rate to those cash flows. The discounts on the loans acquired in the Financial Federal and Butler Bank transactions were due, in part, to credit quality. The excess of expected cash flows at the acquisition date over estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining lives of the acquired loans.

The difference between contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. Decreases in the expected cash flows in subsequent periods will require People’s United Financial to record an allowance for loan losses. Improvements in expected cash flows in future periods will result in a reduction of the nonaccretable difference, with such amount reclassified as part of the accretable yield and subsequently recognized into interest income over the remaining lives of the acquired loans. Charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

As such, selected asset quality metrics now distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans of Financial Federal (now PUEFC) and Butler Bank at the respective acquisition dates comprise the acquired loan portfolio; all other loans of the company comprise the originated portfolio, including PUEFC originations subsequent to the acquisition date.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Balance at beginning of period	$172.5	$172.5	$167.0	$172.5	$157.5
Charge-offs	(22.6)	(19.0)	(17.2)	(52.5)	(31.0)
Recoveries	0.8	1.2	1.2	3.4	2.6

Net loan charge-offs	(21.8)	(17.8)	(16.0)	(49.1)	(28.4)
Provision for loan losses	21.8	17.8	21.5	49.1	43.4

Balance at end of period	$172.5	$172.5	$172.5	$172.5	$172.5

Allowance for loan losses as a percentage of:
Originated loans	1.21%	1.23%	1.21%	1.21%	1.21%
Originated non-accrual loans	68.6	78.5	98.2	68.6	98.2

The provision for loan losses totaled $21.8 million in the third quarter of 2010, reflecting $21.8 million in net loan charge-offs. The provision for loan losses in the year-ago period reflected $16.0 million in net loan charge-offs and a $5.5 million increase in the allowance for loan losses. The allowance for loan losses as a percentage of originated loans was 1.21% at both September 30, 2010 and December 31, 2009.

Net Loan Charge-Offs

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Commercial real estate	$13.5	$4.8	$7.7	$24.1	$9.1
Commercial	3.1	8.0	1.5	11.9	4.5
Consumer	2.1	0.7	1.3	4.1	3.7
Equipment financing	1.6	3.7	2.0	6.2	4.6
Residential mortgage	1.2	0.4	2.6	1.7	3.9
Indirect auto	0.3	0.2	0.9	1.1	2.6

Total	$21.8	$17.8	$16.0	$49.1	$28.4

Net loan charge-offs as a percentage of average total loans increased 13 basis points in the third quarter of 2010 compared to the year-ago period, reflecting a $5.8 million increase in net loan charge-offs. Commercial real estate net loan charge-offs in the third quarter of 2010 include two construction loans totaling $9.8 million, both of which carried specific reserves totaling $9.0 million at June 30, 2010. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at September 30, 2010 is adequate to cover probable losses.

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Commercial real estate	0.98%	0.35%	0.58%	0.59%	0.23%
Commercial	0.69	0.62	0.22	0.57	0.21
Indirect auto	0.59	0.39	1.54	0.74	1.44
Consumer	0.42	0.14	0.26	0.27	0.24
Equipment financing	0.29	0.63	0.63	0.39	0.49
Residential mortgage	0.20	0.07	0.37	0.09	0.18

Total portfolio	0.57%	0.46%	0.44%	0.43%	0.26%

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

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. However, a loan may be placed on non-accrual status earlier if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. People’s United Financial’s historical experience suggests that a portion of these non-performing loans will eventually be recovered. All non-performing loans are in various stages of collection, workout, settlement or foreclosure. When loan workout efforts are exhausted and it is determined that the borrower is unable to repay the obligation, People’s United Financial will complete foreclosure procedures, if appropriate.

Non-Performing Assets

(dollars in millions)	Sept. 30 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30 2009
Originated non-accrual loans:
Residential mortgage	$87.0	$80.9	$66.7	$52.7	$49.8
Commercial real estate	85.0	67.2	65.8	72.4	80.2
Equipment financing	35.1	37.0	23.1	20.6	18.6
Commercial	34.3	25.2	28.9	17.4	21.0
Consumer	9.5	9.0	7.5	5.7	6.1
Indirect auto	0.5	0.4	0.3	—	—

Total originated non-accrual loans (1)	251.4	219.7	192.3	168.8	175.7
Repossessed assets	25.7	27.6	31.8	12.9	6.8
REO	34.9	37.2	23.4	23.9	10.2

Total non-performing assets	$312.0	$284.5	$247.5	$205.6	$192.7

Acquired non-accrual loans (2)	$59.4	$60.1	$51.7	$—	$—

Originated non-accrual loans as a percentage of originated loans (3)	1.77%	1.56%	1.36%	1.19%	1.23%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets (3)	2.18	2.01	1.74	1.44	1.35
Tangible stockholders’ equity and allowance for loan losses	8.29	7.47	6.37	5.47	5.11

(1)	Reported net of government guarantees totaling $8.8 million at Sept. 30, 2010, $6.8 million at June 30, 2010, $7.3 million at March 31, 2010, $8.3 million at Dec. 31, 2009 and $7.2 million at Sept. 30, 2009.
(2)	Represents those loans acquired in the Financial Federal and Butler Bank transactions that meet People’s United’s definition of a non-accrual loan but for which the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement.
(3)	Calculations exclude acquired loans. Including acquired loans and acquired non-accrual loans at Sept. 30, 2010, June 30, 2010 and March 31, 2010, non-accrual loans were 2.04%, 1.84% and 1.59% of total loans and non-performing assets were 2.43%, 2.26% and 1.95% of total loans, REO and repossessed assets, respectively.

For the originated loan portfolio, representing all loans other than those acquired in the Financial Federal and Butler Bank transactions, non-accrual loans totaled $251.4 million at September 30, 2010, and the ratio of non-accrual loans to originated loans was 1.77 percent, compared to $168.8 million and 1.19 percent, respectively, at December 31, 2009.

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

Total non-performing assets increased $106.4 million from December 31, 2009 and equaled 2.18% of originated loans, REO and repossessed assets at September 30, 2010. The change in total non-performing assets from December 31, 2009 includes increases in non-accrual residential mortgage loans of $34.3 million, non-accrual commercial loans of $16.9 million, non-accrual equipment financing loans of $14.5 million, non-accrual commercial real estate loans of $12.6 million, repossessed assets of $12.8 million and REO of $11.0 million. The increase in non-accrual residential mortgage loans is a reflection of higher levels of unemployment across People’s United Financial’s franchise and slower resolution of the foreclosure process. The increases in the commercial portfolios reflect broader economic weakness. The increase in repossessed assets reflects the addition of repossessed assets acquired in the Financial Federal acquisition ($14.3 million at September 30, 2010). The increase in REO primarily reflects the addition of $11.4 million of REO in connection with the Butler Bank acquisition. Loans past due 90 days and still accruing totaled $5.7 million at September 30, 2010 compared to $11.8 million at December 31, 2009.

In addition to the non-performing loans discussed above, People’s United Financial has also identified approximately $462 million in potential problem loans at September 30, 2010. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2010, potential problem loans consisted of commercial real estate loans, equipment financing loans, and commercial and industrial loans of $202 million, $133 million and $127 million, respectively. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2010, People’s United Financial (parent company) liquid assets included $740 million in securities purchased under agreements to resell and $524 million in debt securities available for sale. People’s United Bank’s liquid assets included $798 million in cash and cash equivalents, $1.8 billion in debt securities available for sale and $83 million in trading account securities. Securities available for sale with a fair value of $669 million at September 30, 2010 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $15.7 billion at September 30, 2010 and represented 73% of total funding (the sum of total deposits, total borrowings, subordinated notes and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes totaled $254 million and $183 million, respectively, at September 30, 2010, representing 1.2% and 0.9%, respectively, of total funding.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At September 30, 2010, People’s United Bank’s total borrowing limit from the FHLB and Federal Reserve Bank of New York for advances and repurchase agreements was $3.2 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.5 billion.

At September 30, 2010, People’s United Bank had outstanding commitments to originate loans totaling $0.8 billion and approved, but unused, lines of credit extended to customers totaling $3.7 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.36 billion at September 30, 2010, a $264 million increase compared to $5.10 billion at December 31, 2009. This increase primarily reflects the issuance of 26.0 million shares of common stock with a fair value (net of issuance costs) of approximately $405 million in connection with the Financial Federal acquisition, net income of $53.7 million and a $15.4 million decrease in Accumulated Other Comprehensive Loss since December 31, 2009, partially offset by dividends paid of $162.9 million and the open market repurchase of 5.6 million shares of common stock at a total cost of $76.9 million.

Stockholders’ equity equaled 24.5% of total assets at September 30, 2010 and 24.0% at December 31, 2009. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 17.8% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at September 30, 2010 and 18.2% at December 31, 2009.

In October 2010, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1550 per share. The dividend is payable on November 15, 2010 to shareholders of record on November 1, 2010.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 13.0% at September 30, 2010, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2010 with ratios of 13.0% and 16.4%, respectively, compared to 10.0% and 14.1%, respectively, at December 31, 2009. Increases in these ratios from December 31, 2009 primarily reflect a $488 million increase in People’s United Bank’s capital resulting from the Financial Federal acquisition. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at September 30, 2010.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2010 to the OTS minimum requirements. At September 30, 2010, People’s United Bank’s adjusted total assets, as defined, totaled $19.0 billion and its total risk-weighted assets, as defined, totaled $16.0 billion. At September 30, 2010, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

				OTS Requirements
As of September 30, 2010 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,468.2	(1)	13.0%	n/a	n/a	$284.8	1.5%
Leverage (core) capital	2,468.2	(1)	13.0	$949.2	5.0%	759.3	4.0
Total risk-based capital	2,621.5	(2)	16.4	1,598.3	10.0	1,278.6	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Income at Risk over a one-year simulation period beginning September 30, 2010. Given the interest rate environment at September 30, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	20.4%
+200	13.3
+100	6.0
-25	(0.6)

While Income at Risk simulation identifies earnings exposure over a relatively short time horizon, “Net Present Value of Equity at Risk” takes a long-term economic perspective when quantifying IRR, thereby identifying possible margin behavior over a longer time horizon. Base case Net Present Value (“NPV”) is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

Internal policy limits the exposure of a decrease in Net Present Value of Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: for 100 basis points—10% of base case NPV; for 200 basis points—15% of base case NPV; and for 300 basis points—20% of base case NPV.

The following table shows the estimated percentage increase (decrease) in People’s United Financial’s Net Present Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Net Present Value
+300	1.2%
+200	1.7
+100	1.3
-25	(0.6)

People’s United Financial’s interest rate risk position at September 30, 2010, as set forth in the Income at Risk and Net Present Value of Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in highly liquid, low risk, short-term investments and securities resale agreements. While this strategy places additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial’s asset-sensitive balance sheet includes more than just its significant excess capital position. In fact, a 100 basis point increase in the federal funds interest rate translates to an approximate $40 million improvement in net interest income on an annualized basis.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At September 30, 2010, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $14.8 million of this gain was recognized in income during the nine months ended September 30, 2010 and the remaining unrecognized gain at September 30, 2010 was $5.4 million, which is expected to be recognized in income over the next six months.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2010 was $5.1 million, for which People’s United Financial had posted $2.4 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.7 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of September 30, 2010 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$5.8	$11.7
Weighted average interest rates:
Pay fixed (receive floating)	5.60%(0.23%)	N/A
Weighted average remaining term to maturity (in months)	30	1
Fair value:
Recognized as an asset	$—	$—
Recognized as a liability	0.5	0.2

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

As of September 30, 2010	Interest Rate Swaps
(dollars in millions)	Customer	Counterparty
Notional principal amounts	$428.9	$428.9
Weighted average interest rates:
Pay fixed (receive floating)	0.23%(3.40%)	3.31%(0.23%)
Weighted average remaining term to maturity (in months)	100	100
Fair value:
Recognized as an asset	$30.1	$—
Recognized as a liability	—	27.8

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 89 through 93 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2010, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2010, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December  31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2010:
Tendered by employees (1)	17,417	$13.92	—	—
Publicly announced program (2)	176,493	$13.91	176,493	13,367,135
August 1 - 31, 2010:
Tendered by employees (1)	—	$—	—	—
Publicly announced program (2)	1,294,282	$13.31	1,294,282	12,072,853
September 1 - 30, 2010:
Tendered by employees (1)	13,671	$13.02	—	—
Publicly announced program (2)	411,817	$12.94	411,817	11,661,036

Total:
Tendered by employees (1)	31,088	$13.53	—	—
Publicly announced program (2)	1,882,592	$13.29	1,882,592	11,661,036

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

(2) In April 2008, People’s United Financial’s Board of Directors approved a stock repurchase program. Under the program, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.3 million shares, can be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through September 30, 2010, 5.6 million shares, at a total cost of $76.9 million, had been repurchased under this program. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 formatted in XBRL: (i) Consolidated Statements of Condition at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 9, 2010	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Paul D. Burner
Paul D. Burner
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2010	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 formatted in XBRL: (i) Consolidated Statements of Condition at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.