Form 10-K
period 2010-12-31
People's United Financial, Inc.
filed 2011-03-01
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $5,014,568,399.

As of February 11, 2011, there were 362,631,398 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2011, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2010 FORM 10-K

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

On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates and People’s United Financial’s results of operations for the year ended December 31, 2010 include the results of these companies beginning with the respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. On January 1, 2009, the separate bank charters of the six former Chittenden banks, all previously wholly-owned subsidiaries of People’s United Bank, were consolidated into People’s United Bank, where they continued to operate as divisions of People’s United Bank. In June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. See Note 2 to the Consolidated Financial Statements for a further discussion of this acquisition.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and business banking, and wealth management services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within New England and New York, and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits. In addition to traditional banking activities, People’s United Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-banking subsidiaries, People’s United Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”); and other insurance services through People’s United Insurance Agency, Inc.

This full range of financial services is delivered through a network of nearly 340 branches located in Connecticut, Vermont, New York, New Hampshire, Maine and Massachusetts, including 84 full-service Stop & Shop supermarket branches throughout Connecticut that provide customers with seven-day-a-week banking. People’s United Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 11 states to support equipment financing operations throughout the United States. Within the Commercial Banking division, People’s United Bank maintains a national credits group, which has participated in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses: Commercial Banking, Retail and Business Banking, and Wealth Management. Commercial Banking consists principally of commercial and industrial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking and municipal banking. Retail and Business Banking includes, as its principal business lines, consumer and business deposit gathering activities, consumer lending (including residential mortgage, home equity and indirect auto lending), business lending and merchant services. Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by PSI, other insurance services provided through People’s United Insurance Agency, Inc. and private banking. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities resale agreements, and wholesale borrowings.

Further discussion of People’s United Financial’s business and operations appears on pages 23 through 82.

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

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings bank subsidiary that is approved by the OTS).

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

Federal Securities Law

People’s United Financial’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. People’s United Financial is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

Delaware Corporation Law

People’s United Financial is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the state of Delaware. The rights of People’s United Financial’s stockholders are governed by the Delaware General Corporation Law.

Supervision and Regulation—People’s United Bank

General

People’s United Bank has been a federally chartered savings bank since August 18, 2006 when it converted from a Connecticut chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (the “DIF”). Under its charter, People’s United Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as the deposit insurer. People’s United Bank files reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval from the OTS prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on a savings bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on People’s United Bank and its operations.

People’s United Bank’s brokerage subsidiary, PSI, is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators. People’s United Insurance Agency, Inc. is subject to regulation by applicable state insurance regulators.

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

Federal savings banks may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for federal savings banks, including certain real estate equity investments and securities and insurance brokerage activities. People’s United Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the Home

Owners’ Loan Act); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In connection with People’s United Bank’s conversion to a federal savings bank in August 2006, the OTS granted People’s United Bank a phase-in period to comply with the Home Owners’ Loan Act’s commercial loan limits. This phase-in period expired on January 1, 2011, and People’s United Bank is now subject to commercial loan limits imposed under the Home Owners’ Loan Act.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile. At December 31, 2010, People’s United Bank exceeded each of its capital requirements. See Regulatory Capital Requirements on pages 78 and 79 for a further discussion regarding People’s United Bank’s capital requirements.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OTS regulations, generally, a federal savings bank is treated as “well-capitalized” if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2010, People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well-capitalized” institution.

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

Deposit Insurance. People’s United Bank is a member of, and pays its deposit insurance assessments to, the DIF.

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

Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC authorized higher premium assessments in 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 was subject to adjustments based on each institution’s risk profile, which could affect its initial base assessment rate.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011.

In February 2011, the FDIC approved a final rule which: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule, which is effective June 30, 2011, also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0102% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

In addition, Section 11 of the Home Owners’ Loan Act prohibits a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and prohibits a savings bank from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The Federal Reserve Board and the OTS require each depository institution that is subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

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

The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. People’s United Bank has received an “outstanding” rating in its most recent Community Reinvestment Act examination performed by the OTS in 2009. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the Community Reinvestment Act. People’s United Bank has no such agreements in place at this time.

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

A savings bank that fails the Qualified Thrift Lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and be subject to enforcement action under Section 5(d) of the Home Owners’ Loan Act. In addition, a savings bank that fails the Qualified Thrift Lender test generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends without prior approval from the Comptroller of the Currency and the Federal Reserve Board; such dividends must also be permissible under national bank regulations; and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, the institution may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible. At December 31, 2010, People’s United Bank was in compliance with the Qualified Thrift Lender test.

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

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of People’s United Bank Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. People’s United Bank is in compliance with these requirements. As a result of the Smithtown acquisition, People’s United Bank also holds shares of capital stock in the FHLB of New York.

Federal Reserve System. Federal Reserve Board regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $10.7 million and $48.1 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction account balances in excess of $48.1 million. The first $10.7 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board.

Market Area and Competition

People’s United Financial’s primary market areas are New England and New York (specifically Westchester, Suffolk and Nassau counties), with Connecticut and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2010, approximately 68% and 15% of the total loan portfolio represents loans to customers within the New England states and New York, respectively. However, substantially all of the equipment financing portfolio involves customers outside of New England. At December 31, 2010, approximately 34% of the equipment financing portfolio was to customers located in California, Texas and Florida. As of June 30, 2010, People’s United Financial had the largest market share of deposits in Fairfield County, the third largest in Connecticut and the largest in Vermont. People’s United Financial competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions, and a variety of other institutional lenders and securities firms.

As People’s United Financial’s predominant market, Connecticut is one of the most attractive banking markets in the United States, with a total population of approximately 3.5 million and a median household income of $70,340 as of June 30, 2010, ranking second in the United States and well above the U.S. median household income of $54,442, according to estimates from SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $87,754 as of June 30, 2010 according to estimates from SNL Financial. The median household income in Vermont, which has the bank’s second highest concentration of branches, was $53,811 as of June 30, 2010, comparable to the national level.

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

Personnel

As of December 31, 2010, People’s United Financial had 4,528 full-time and 670 part-time employees.

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

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. In recent years, we have benefited from relatively stable asset quality. It is possible that our asset quality could deteriorate, depending upon economic conditions.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2010, People’s United Bank has established 84 full-service Stop & Shop branches that provide customers with the convenience of seven-day-a-week banking. At December 31, 2010, 25% of People’s United Bank branches were located in Stop & Shop supermarkets.

People’s United Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut, in the form of a license agreement between The Stop & Shop Supermarket Company and People’s United Bank, which provides for the leasing of space to People’s United Bank within Stop & Shop supermarkets for branch use. People’s United Bank has the exclusive right to branch in these supermarkets until 2012, provided that People’s United Bank does not default on its obligations under the licensing agreement. People’s United Bank has the option to extend the license agreement until 2022.

Stop & Shop is currently the leading grocery store in Connecticut. The success of People’s United Bank supermarket branches is dependent, in part, on the success of the Stop & Shop supermarkets in which they are located. A drop in Stop & Shop’s market share, a decrease in the number of Stop & Shop locations or customers, or a decline in the overall quality of Stop & Shop supermarkets could result in decreased business for the Stop & Shop branches, in the form of fewer loan originations, lower deposit generation and fewer overall branch transactions, and could influence market perception of People’s United Bank Stop & Shop supermarket branches as convenient banking locations. Under the terms of the license agreement, People’s United Bank has the obligation to open branches in new Connecticut Stop & Shop locations through 2012, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished.

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

In recent years, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally. Housing market conditions in the New England region of the United States, where much of our lending activity occurs, have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

The past several years have been marked by significant volatility in the financial and capital markets initially brought about by the fallout associated with the subprime mortgage market. This disruption led to significant credit and liquidity concerns, which resulted in government intervention within the banking sector and a substantial decline in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market, a worsening recessionary economic environment and, in turn, weakness within the commercial sector.

Our loan portfolio is geographically diverse and, therefore, is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease net interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

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

People’s United Financial also has competition from outside its own market area. A bank that does not have any branches in our primary markets can still have customers there by providing banking services on-line. It costs money to set up and maintain a branch system. Banks that do not spend as much money as People’s United Financial does on branches might be more profitable than it is, even if they pay higher interest on deposits and charge lower interest on loans.

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition

The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising People’s United Financial’s businesses can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

Changes in state and federal tax laws can make our business less profitable. Changes in the accounting standards we are required to follow may also make us less profitable. Changes in the government’s economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

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

The letter from the OTS dated July 3, 2006 approving, among other things, People’s United Bank’s conversion from a Connecticut savings bank to a federal savings bank, granted People’s United Bank (i) a phase-in period of three years from the date of its conversion to a federal savings bank, August 18, 2006, to comply with the Home Owners’ Loan Act’s commercial loan limits, with the ability to seek an additional one-year extension if necessary (subsequently extended to January 1, 2011); and (ii) an exception from the Qualified Thrift Lender test for a period of four years from the date of its conversion to a federal charter. People’s United Bank is now subject to the Qualified Thrift Lender test and commercial loan limits imposed under the Home Owners’ Loan Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements significant changes in the financial regulatory landscape, many of which will affect us. Among these changes are:

•

creation of a new Bureau of Consumer Financial Protection that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and that will have exclusive power over our consumer compliance examinations;

•	restrictions on the ability of federal bank regulatory authorities to preempt the application of state consumer protection laws and regulations;

•	limitations on the amount of interchange fees that an issuer of debit cards may charge or receive;

•	stricter capital requirements for bank holding companies; and

•	elimination of the OTS as a separate Federal regulatory agency.

Many of the provisions of the Dodd-Frank Act require subsequent regulatory rulemaking, and we can not predict how any new regulations will affect People’s United Financial.

People’s United Bank is currently regulated by the OTS as a federally-chartered savings bank, and People’s United Financial is currently regulated by the OTS as a savings and loan holding company. In July 2011, the Office of the Comptroller of the Currency is expected to assume responsibility for the supervision and regulation of all federally-chartered savings banks, and the Board of Governors of the Federal Reserve System is expected to assume responsibility for the supervision and regulation of all savings and loan holding companies. We can not predict how this transfer of supervisory and regulatory authority may affect us.

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

People’s United Financial maintains the allowance for loan losses at a level that is deemed adequate to absorb probable losses inherent in the existing loan portfolio, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: its historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and equipment finance loans, and the results of ongoing reviews of those ratings by its independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions.

While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2010, management believed that the allowance for loan losses was adequate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Tests

People’s United Financial tests goodwill for impairment on an annual basis, or more frequently if necessary. According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United Financial common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See Critical Accounting Policies and Notes 1, 2 and 6 to the Consolidated Financial Statements for additional information concerning People’s United Financial’s goodwill and the required impairment test.

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

People’s United Financial’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $73 million at December 31, 2010 and People’s United Financial occupies approximately 87% of the building; all other available office space is leased to an unrelated party. People’s United Financial delivers its financial services through a network of branches located throughout Connecticut, Vermont, New York, New Hampshire, Maine and Massachusetts. People’s United Financial’s branch network is primarily concentrated in Connecticut, where it has 163 offices (including 84 located in Stop & Shop supermarkets). People’s United Financial also has 46 branches in Vermont, 37 branches in New York, 33 branches in New Hampshire, 31 branches in Maine and 29 branches in Massachusetts. People’s United Financial owns 108 of its branches, which had an aggregate net book value of $72 million at December 31, 2010. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol PBCT. On February 11, 2011, the closing price of People’s United Financial, Inc. common stock was $13.13. As of that date, there were approximately 21,300 record holders of People’s United Financial, Inc. common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United Financial common stock over the last five fiscal years with (a) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”), (b) the Russell Midcap Index, and (c) the SNL Mid Cap U.S. Bank & Thrift Index (the “Mid Cap Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2005 in each of People’s United Financial’s common stock, the S & P 500 Stock Index, the Russell Midcap Index and the Mid Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United Financial is included as a component of the Russell Midcap Index. The Mid Cap Index is an index prepared by SNL Securities comprised of 58 financial institutions (including People’s United Financial) located throughout the United States.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended December 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2010:
Tendered by employees (1)	89,155	$12.69	—	—
Publicly announced program (2)	—	$—	—	11,661,036
November 1-30, 2010:
Tendered by employees (1)	5,079	$12.54	—	—
Publicly announced program (2)	—	$—	—	11,661,036
December 1-31, 2010:
Tendered by employees (1)	—	$—	—	—
Publicly announced program (2)	8,732,000	$13.08	8,732,000	2,929,036

Total:
Tendered by employees (1)	94,234	$12.68	—	—
Publicly announced program (2)	8,732,000	$13.08	8,732,000	2,929,036

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through December 31, 2010, a total of 14.3 million shares of People’s United Financial common stock had been repurchased under the stock repurchase authorization at a total cost of $191.2 million. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 25 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2010	2009	2008	2007	2006

Financial Results:
Net interest income (fully taxable equivalent)	$702.3	$580.2	$640.3	$486.6	$382.4
Provision for loan losses	60.0	57.0	26.2	8.0	3.4
Non-interest income	299.2	309.1	303.6	185.4	147.4
Non-interest expense (1)	811.2	684.6	709.0	439.3	346.9
Income from continuing operations	85.7	101.2	137.8	149.2	121.7
Income from discontinued operations	—	—	—	1.5	2.3
Net income	85.7	101.2	137.8	150.7	124.0

Selected Statistical Data:
Net interest margin	3.69%	3.19%	3.62%	4.12%	3.87%
Return on average assets (2)	0.39	0.49	0.68	1.18	1.15
Return on average tangible assets (2)	0.42	0.53	0.73	1.19	1.16
Return on average stockholders’ equity (2)	1.6	2.0	2.6	4.2	9.4
Return on average tangible stockholders’ equity (2)	2.4	2.8	3.7	4.3	10.2
Efficiency ratio	73.3	73.5	66.6	56.1	61.3

Financial Condition Data:
Total assets	$25,037	$21,257	$20,168	$13,555	$10,687
Loans	17,518	14,234	14,566	8,950	9,372
Securities	3,033	902	1,902	61	77
Short-term investments (3)	1,120	3,492	1,139	3,516	225
Allowance for loan losses	173	173	158	73	74
Goodwill and other acquisition-related intangibles	1,962	1,515	1,536	104	105
Deposits	17,933	15,446	14,269	8,881	9,083
Borrowings	1,011	159	188	—	4
Subordinated notes and debentures	182	182	181	65	65
Stockholders’ equity	5,219	5,101	5,174	4,445	1,340
Non-performing assets (4)	303	206	94	26	23

Ratios:
Net loan charge-offs to average loans	0.39%	0.29%	0.10%	0.10%	0.05%
Non-performing assets to originated loans, real estate owned and repossessed assets (4)	2.06	1.44	0.64	0.29	0.24
Allowance for loan losses to originated loans (4)	1.18	1.21	1.08	0.81	0.79
Average stockholders’ equity to average total assets	24.4	24.8	25.6	28.1	12.3
Stockholders’ equity to total assets	20.8	24.0	25.7	32.8	12.5
Tangible stockholders’ equity to tangible assets	14.1	18.2	19.5	32.3	11.7
Total risk-based capital (5)	14.5	14.1	13.4	33.4	16.1

Per Common Share Data:
Basic earnings per share	$0.24	$0.30	$0.41	$0.52	$0.42
Diluted earnings per share	0.24	0.30	0.41	0.52	0.41
Dividends paid per share (6)	0.62	0.61	0.58	0.52	0.46
Dividend payout ratio (6)	254.5%	201.1%	141.1%	87.0%	48.3%
Book value (end of period)	$14.91	$15.20	$15.44	$15.43	$4.49
Tangible book value (end of period)	9.30	10.68	10.86	15.07	4.13
Stock price:
High	17.08	18.54	21.76	22.81	21.62
Low	12.20	14.72	13.92	14.78	14.29
Close (end of period)	14.01	16.70	17.83	17.80	21.25

(1)	Includes a total of $58.9 million and $4.5 million of merger-related expenses, core system conversion costs and one-time charges in 2010 and 2009, respectively. Also includes an FDIC special assessment charge of $8.4 million in 2009, $51.3 million of merger-related expenses and other one-time charges in 2008, and the $60.0 million contribution to The People’s United Community Foundation in 2007.
(2)	Calculated based on net income for all years.
(3)	Includes securities purchased under agreements to resell.
(4)	Excludes acquired loans. See Asset Quality.
(5)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. for periods subsequent to 2006.
(6)	Reflects the waiver of dividends on the substantial majority of the common shares owned by People’s Mutual Holdings prior to completing the second-step conversion in April 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquired companies; and (11) possible changes in regulation resulting from or relating to recently enacted financial reform legislation.

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

FDIC Insurance Coverage / Assessments

The FDIC insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the DIF at specified levels. Such premiums may vary based on the risk profile of the insured institution and have historically ranged from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. Current economic conditions have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, the FDIC authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 is subject to adjustments that are based on each institution’s risk profile and may affect its initial base assessment rate.

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. As such, deposit insurance expense may continue to increase in the future. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. After recognizing $23 million of deposit insurance expense in 2010, the prepaid deposit insurance assessment totaled $48 million (including $2 million related to acquired institutions) at December 31, 2010.

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

On August 26, 2009, the FDIC adopted a final rule extending the Transaction Account Guarantee Program from December 31, 2009 through June 30, 2010. In April 2010, the Transaction Account Guarantee Program was extended again through December 31, 2010. Institutions remaining in the Transaction Account Guarantee Program will be charged an assessment rate of either 15 basis points, 20 basis points or 25 basis points on the additional insured deposits, depending on the institution’s risk category as assigned by the FDIC.

Through June 30, 2010, People’s United Bank participated in the Transaction Account Guarantee Program as it had historically participated in all other FDIC deposit insurance programs. However, People’s United Bank elected to opt out of future participation in the Transaction Account Guarantee Program effective July 1, 2010. While People’s United Financial has retained its right to do so, the company does not, at this time, intend to issue senior unsecured debt securities under the Debt Guarantee Program.

In February 2011, the FDIC approved a final rule which: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule, which is effective June 30, 2011, also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

Based on the increase in the premium assessment rate, the special assessment announced in May 2009, and People’s United Bank’s participation in the Transaction Account Guarantee Program through June 30, 2010, the company’s cost of deposit insurance increased significantly in 2009 and 2010, and further increases may occur. The actual amount of future assessments will be dependent on several factors, including: (i) deposit levels; (ii) People’s United Bank’s risk profile; (iii) changes resulting from the FDIC’s February 2011 final rule; and (iv) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As previously discussed in Risk Factors, our business is subject to risk as a result of changes in Federal and State regulation. On July 21, 2010, financial regulatory reform was signed into law by the President as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act implements significant changes in the financial regulatory landscape and will impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

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

The Act provides that the amount of interchange fee that an issuer of debit cards may charge or receive must be “reasonable and proportional” to the cost of the transaction. The Act directs the Board of Governors of the Federal Reserve System (the “Board”) to issue regulations to implement this requirement, and further provides that in determining whether a charge is “reasonable and proportional” the issuer may generally consider only costs that are specific to the individual transaction. Separately, the Board is authorized to issue regulations that would allow an issuer to adjust interchange fees to reflect the costs associated with fraud mitigation related to debit card transactions, provided that the issuer must comply with fraud-related standards to be established by the Board. The Act further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The company expects that the Act’s interchange fee provisions will reduce interchange fee revenue, beginning in the third quarter of 2011, but the full impact will not be known until the Board has completed its rule-making. It is anticipated that establishment of the Bureau and these other changes will significantly increase the company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

The Act also imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Act also increases regulation of derivatives and hedging transactions, which could limit the ability of People’s United Financial to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

In July 2011, the Office of the Comptroller of the Currency is expected to assume responsibility for the supervision and regulation of all federally-chartered savings banks, and the Board of Governors of the Federal Reserve System is expected to assume responsibility for the supervision and regulation of all savings and loan holding companies.

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

People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $23.9 billion in total assets as of December 31, 2010. People’s United Bank was organized in 1842 as a mutual savings bank, converted to stock form in 1988, and in 2006 converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank. Deposits are insured up to applicable limits by the DIF of the FDIC. People’s United Bank is regulated by the OTS.

People’s United Financial’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s United Financial’s three primary business segments that represent its core businesses, Commercial Banking, Retail and Business Banking, and Wealth Management, and to a lesser extent, Treasury. People’s United Financial’s results of operations are also significantly affected by the provision for loan losses and the level of non-interest expense. In addition, People’s United Financial’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Recent Developments

On January 20, 2011, People’s United Financial announced the signing of a definitive agreement to acquire Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The acquisition is valued at approximately $493 million, with 55% to be paid in the form of shares of People’s United Financial common stock and 45% to be paid in cash. At December 31, 2010, Danvers reported total assets of $2.85 billion and total deposits of $2.10 billion, and operates 28 branches in the greater Boston area. The transaction, which is expected to close in the second quarter of 2011, is subject to approval by bank regulatory authorities and by the shareholders of Danvers. People’s United Financial shareholder approval is not required for the transaction.

Acquisitions

On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates and People’s United Financial’s results of operations for the year ended December 31, 2010 include the results of these companies beginning with the respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. On January 1, 2009, the separate bank charters of the six former Chittenden banks, all previously wholly-owned subsidiaries of People’s United Bank, were consolidated into People’s United Bank, where they continued to operate as divisions of People’s United Bank. In June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. See Note 2 to the Consolidated Financial Statements for a further discussion of this acquisition.

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

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities.

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

The company’s allowance for loan losses consists of three elements: (i) an allowance for larger-balance, non-homogeneous loans that are evaluated on an individual (loan-by-loan) basis; (ii) an allowance for smaller-balance homogeneous loans that are evaluated on a collective basis; and (iii) a specific allowance for individual loans deemed to be impaired.

The company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated one represent those loans least likely to default while loans rated nine represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. Estimated loan default factors are multiplied by loan balances within each risk-rating category and again multiplied by an historical loss-given-default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are updated annually based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing this element of the allowance for loan losses, the company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model which may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the company considers both economic and portfolio-specific data that correlates with loan losses. The company annually reviews this data to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, the company evaluates the factors in order to conclude they continue to be adequate based on current economic conditions.

Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans. This element of the allowance for loan losses is established based upon a consideration of recent historical loss experience, delinquency trends, and portfolio-specific risk characteristics, including: (i) collateral values/loan-to-value ratios; (ii) borrower credit scores; (iii) portfolio concentrations; and (iv) other relevant portfolio risk elements.

The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the company’s impaired loans consist of (i) classified commercial loans in excess of $250,000 that have been placed on non-accrual status and (ii) loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair values of the collateral (based on appraisals and other market information) less costs to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less costs to sell). It would be rare for the company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

People’s United Financial performs an analysis of its impaired loans, including collateral dependent impaired loans, on a quarterly basis. Individually impaired collateral dependent loans are measured based upon the appraised value of the underlying collateral and other market information. Generally, the company’s policy is to obtain updated appraisals for commercial collateral dependent loans when the loan is downgraded to a risk rating of “substandard” or “doubtful”, and the most recent appraisal is more than 12 months old or a determination has been made that the property has experienced a significant decline in value. Appraisals are prepared by independent, licensed third-party appraisers and are subject to review by the company’s internal commercial appraisal department or external appraisers contracted by the commercial appraisal department. The conclusions of the external appraisal review are reviewed by the company’s Chief Commercial Appraiser prior to acceptance. The company’s policy with respect to impaired residential mortgage loans is to receive updated appraisals upon the loan being classified as non-performing (typically upon becoming 90 days past due).

In determining the allowance for loan losses, People’s United Financial gives appropriate consideration to the age of appraisals through its regular evaluation of other relevant qualitative and quantitative information. Specifically, between scheduled appraisals, property values are monitored within the commercial portfolio by reference to current originations of collateral dependent loans and the related appraisals obtained during underwriting as well as by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within the company’s primary lending areas.

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

People’s United Financial did not change its methodology for determining the allowance for loan losses during 2010. While People’s United Financial seeks to use the best available information in determining the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

In estimating the fair value of its reporting units, People’s United Financial uses a present-value measurement technique (discounted cash flow analysis based on internal forecasts) and, to a lesser extent, market-based trading and transaction multiples. More weight is given to the discounted cash flow analysis as: (i) market-based multiples are not deemed directly comparable given the difficulty in identifying operating entities that are substantially similar to the reporting units; (ii) market-based multiples are not deemed to be highly reliable in periods of limited capital markets activity (such as that which has existed during the last several years); and (iii) internal forecasts provide an informed view of longer-term performance based on the company’s business plan and growth strategy. The discounted cash flow analysis is based on significant assumptions and judgments including future growth rates and discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

Securities. Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term as well as those held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

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

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) People’s United Financial has an intention to sell the security; (ii) it is more likely than not that People’s United Financial will be required to sell the security prior to recovery; or (iii) People’s United Financial does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and fair value adjustments, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type recorded within the last two years and is not similar to an item of income or expense of a type reasonably expected to be recorded within the following two years.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income.

Years ended December 31 (dollars in millions)	2010	2009	2008	2007	2006
Total non-interest expense	$811.2	$684.6	$709.0	$439.3	$346.9
Less:
Merger-related expenses	23.3	2.0	36.5	—	—
Amortization of other acquisition-related intangibles	21.7	20.6	21.3	1.0	1.1
Executive-level separation agreement	15.3	—	—	—	—
Fair value adjustments	3.2	3.1	3.2	—	—
FDIC special assessment	—	8.4	—	—	—
Other one-time charges	—	—	14.8	—	—
Contribution to The People’s United Community Foundation	—	—	—	60.0	—
Other	9.2	6.5	2.6	1.0	2.7

Total	$738.5	$644.0	$630.6	$377.3	$343.1

Net interest income (1)	$702.3	$580.2	$640.3	$486.6	$382.4
Total non-interest income	299.2	309.1	303.6	185.4	147.4
Add:
BOLI FTE adjustment (1)	3.6	4.5	4.5	5.7	4.6
Fair value adjustments	1.1	6.5	10.4	—	—
Net security losses	1.0	—	—	—	27.2
Less:
Net security gains	—	22.0	8.3	5.5	—
Other	—	1.9	4.3	—	2.0

Total	$1,007.2	$876.4	$946.2	$672.2	$559.6

Efficiency ratio	73.3%	73.5%	66.6%	56.1%	61.3%

(1)	Fully taxable equivalent.

The following table summarizes People’s United Financial’s operating earnings and operating earnings per share:

Years ended December 31 (in millions, except per share data)	2010	2009	2008	2007	2006
Net income, as reported	$85.7	$101.2	$137.8	$150.7	$124.0
Adjustments, net of tax (1)	39.7	3.1	33.2	39.6	—

Operating earnings	$125.4	$104.3	$171.0	$190.3	$124.0

Earnings per share, as reported	$0.24	$0.30	$0.41	$0.52	$0.41
Adjustments	0.11	0.01	0.10	0.13	—

Operating earnings per share	$0.35	$0.31	$0.51	$0.65	$0.41

(1)	Represents pre-tax merger-related expenses, core system conversion costs and one-time charges and gains totaling $58.9 million, $4.5 million, $48.9 million and $60.0 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, less related income taxes.

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

Tangible Equity Ratio
As of December 31 (dollars in millions)	2010	2009	2008	2007	2006
Total stockholders’ equity	$5,219	$5,101	$5,174	$4,445	$1,340
Less: Goodwill and other acquisition-related intangibles	1,962	1,515	1,536	104	105

Tangible stockholders’ equity	$3,257	$3,586	$3,638	$4,341	$1,235

Total assets	$25,037	$21,257	$20,168	$13,555	$10,687
Less: Goodwill and other acquisition-related intangibles	1,962	1,515	1,536	104	105

Tangible assets	$23,075	$19,742	$18,632	$13,451	$10,582

Tangible equity ratio	14.1%	18.2%	19.5%	32.3%	11.7%

Tangible Book Value Per Share
As of December 31 (in millions, except per share data)	2010	2009	2008	2007	2006
Tangible stockholders’ equity	$3,257	$3,586	$3,638	$4,341	$1,235

Common shares issued	376.62	348.25	347.93	301.09	142.15
Less: Common shares classified as treasury shares	17.49	3.21	3.17	2.84	—
Unallocated ESOP common shares	9.06	9.41	9.76	10.11	—

Common shares	350.07	335.63	335.00	288.14	142.15

Tangible book value per share (1)	$9.30	$10.68	$10.86	$15.07	$4.13

(1)	2006 reflects the exchange of shares of People’s United Bank common stock for 2.1 shares of People’s United Financial common stock upon completing the second-step conversion in April 2007.

Economic Environment

People’s United Financial’s results are subject to fluctuations based on economic conditions. Economic activity in the United States has improved since the latter half of 2009 after slowing significantly throughout 2008. Real gross domestic product increased at an annual rate of 2.8% in the fourth quarter of 2010, after increasing 2.6% in the third quarter. The national unemployment rate was 9.4% as of December 31, 2010, down from 9.7% at the end of 2009.

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which did not change throughout 2009 or 2010.

The New England region is People’s United Financial’s primary market area, with Connecticut and Vermont having the largest concentration of People’s United Financial’s loans, deposits and branches. Connecticut is one of the most attractive markets in the United States with a total population of approximately 3.5 million and a median household income of $70,340 as of June 30, 2010, ranking second in the United States and well above the U.S. median income of $54,442, according to estimates from SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $87,754 as of June 30, 2010 according to estimates from SNL Financial. The state’s unemployment rate increased to 9.0% as of December 31, 2010 compared to 8.9% at the end of 2009, but remains below the national rate. The Connecticut economy experienced a moderate increase in jobs in 2010, with total employment increasing by 5,300 jobs, or approximately 0.3%, from December 31, 2009 to December 31, 2010 compared to a decrease of 59,000 jobs, or approximately 3.5%, from December 31, 2008 to December 31, 2009. The median household income in Vermont was $53,811 as of June 30, 2010, comparable to the national level, and the state’s unemployment rate was 5.8% at December 31, 2010, down from 6.9% at the end of 2009 and still below the national rate.

The overall outlook for the New England economy in 2011 is consistent with the rest of the United States, with the expectation that the region may experience continued high unemployment as long as the recessionary environment continues into 2011.

Financial Overview

Comparison of Financial Condition at December 31, 2010 and December 31, 2009. Total assets at December 31, 2010 were $25.0 billion, a $3.8 billion increase from December 31, 2009, reflecting increases of $3.3 billion in total loans, $2.1 billion in securities and $462 million in goodwill, partially offset by a $2.4 billion decrease in short-term investments and securities resale agreements. People’s United Financial used short-term investments of approximately $418 million to fund the cash consideration in the acquisitions completed in 2010 and approximately $845 million to repay borrowings assumed in these acquisitions (see Note 2 to the Consolidated Financial Statements).

The increase in total loans from December 31, 2009 to December 31, 2010 reflects the addition of loans acquired in connection with the acquisitions completed in 2010, as well as organic growth of $206 million in commercial real estate loans and $210 million in commercial and industrial loans. In addition, fixed-rate residential mortgage loans increased $351 million, reflecting the addition of the acquisitions completed in 2010, as well as organic growth of $188 million, while adjustable-rate residential mortgage loans decreased $60 million. Residential mortgage loans at December 31, 2010 and December 31, 2009 included loans held for sale (substantially all to be sold servicing released) of $88.5 million and $71.3 million, respectively, which approximate fair value. At December 31, 2010, the carrying amount of the acquired loan portfolios totaled $2.9 billion.

Non-performing assets (excluding acquired non-performing loans) totaled $303.1 million at December 31, 2010, a $97.5 million increase from December 31, 2009, primarily reflecting increases of $26.1 million in non-performing residential mortgage loans, $20.8 million in non-performing commercial and industrial loans, $15.4 million in non-performing equipment financing loans, $10.1 million in non-performing commercial real estate loans and $21.1 million in real estate owned (“REO”) and repossessed assets, $31.5 million of which resulted from acquisitions completed in 2010. The allowance for loan losses totaled $172.5 million at both December 31, 2010 and 2009. At December 31, 2010, the allowance for loan losses as a percent of originated loans was 1.18% and as a percent of originated non-performing loans was 70.3%, compared to 1.21% and 102.2%, respectively, at December 31, 2009.

At December 31, 2010, liabilities totaled $19.8 billion, a $3.7 billion increase from December 31, 2009, reflecting increases of $2.5 billion in total deposits and $852 million in total borrowings. People’s United Financial assumed deposits with a fair value of $2.5 billion in connection with the acquisitions completed in 2010 and retained FHLB advances and term repurchase agreements with fair values of $500 million and $27 million, respectively, in connection with the Smithtown and LSB acquisitions.

People’s United Financial’s total stockholders’ equity was $5.2 billion at December 31, 2010, a $119 million increase compared to $5.1 billion at December 31, 2009. This increase primarily reflects the issuance of 28.1 million shares of common stock with a fair value (net of issuance costs) of approximately $431 million in connection with the acquisitions completed in 2010 and net income of $85.7 million, partially offset by dividends paid of $218.1 million and the open market repurchase of 14.3 million shares of common stock at a total cost of $191.2 million.

As a percentage of total assets, stockholders’ equity was 20.8% at December 31, 2010 compared to 24.0% at December 31, 2009. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) as a percentage of tangible assets (total assets less goodwill and other acquisition-related intangibles) was 14.1% of tangible assets at December 31, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010, compared to 10.0%, 13.1% and 14.1%, respectively, at December 31, 2009 (see Regulatory Capital Requirements).

Comparison of Results of Operations for the Years Ended December 31, 2010 and December 31, 2009. People’s United Financial reported net income of $85.7 million, or $0.24 per diluted share, for the year ended December 31, 2010, compared to $101.2 million, or $0.30 per diluted share, for the year-ago period. Included in both the 2010 and 2009 results are pre-tax merger-related expenses, core system conversion costs and one-time charges totaling $58.9 million and $4.5 million, respectively. Excluding the effect of these items, net income would have been $125.4 million, or $0.35 per share, for 2010 and $104.3 million, or $0.31 per share, for 2009.

People’s United Financial completed four acquisitions in 2010 and accordingly, the results of these acquired companies have been included beginning with their respective acquisition dates. Financial data for prior periods has not been restated and therefore, are not directly comparable to subsequent periods.

In 2010, People’s United Financial’s return on average tangible assets was 0.42% and return on average tangible stockholders’ equity was 2.4%, compared to 0.53% and 2.8%, respectively, in 2009.

Net interest income increased $122.2 million from 2009 while the net interest margin increased 50 basis points to 3.69%. The higher net interest margin reflects higher investment income, the benefit from the Financial Federal acquisition completed in February 2010 and lower deposit costs, partially offset by the low interest rate environment and the company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments for most of 2010.

Average earning assets increased $835 million compared to 2009, reflecting increases of $816 million in average loans and $645 million in average securities, partially offset by a $626 million decrease in average short-term investments and securities resale agreements. Average funding liabilities increased $1.0 billion compared to 2009, reflecting a $925 million increase in average total deposits.

Compared to 2009, total non-interest income decreased $9.9 million and total non-interest expense increased $126.6 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 73.3% in 2010 compared to 73.5% in 2009.

The provision for loan losses in 2010 totaled $60.0 million compared to $57.0 million in 2009. The provision for loan losses in 2010 reflected net loan charge-offs of $60.0 million. The provision for loan losses in 2009 reflected net loan charge-offs of $42.0 million and a $15.0 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans were 0.39% in 2010 compared to 0.29% in 2009.

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

The decrease in total loans from December 31, 2008 to December 31, 2009 reflects increases of $432 million in commercial real estate loans and $18 million in consumer loans, which were more than offset by decreases of $598 million in residential mortgage loans and $184 million in commercial loans. The decrease in residential mortgage loans reflects People’s United Financial’s decision, at the time, to sell essentially all of its newly-originated residential mortgage loans. Residential mortgage loans at December 31, 2009 and December 31, 2008 included loans held for sale (all to be sold servicing released) of $71.3 million and $31.7 million, respectively, which approximate fair value. The increase in loans held for sale from December 31, 2008 reflects a higher backlog associated with an increase in residential mortgage refinancing activity as a result of the historically low interest rate environment.

Non-performing assets totaled $205.6 million at December 31, 2009, a $111.9 million increase from December 31, 2008, primarily reflecting increases of $42.6 million in non-performing commercial real estate loans, $28.5 million in non-performing residential mortgage loans, $14.8 million in non-performing equipment financing loans and $27.4 million in real estate owned and repossessed assets. The allowance for loan losses totaled $172.5 million at December 31, 2009 compared to $157.5 million at December 31, 2008. At December 31, 2009, the allowance for loan losses as a percent of originated loans was 1.21% and as a percent of non-performing loans was 102.2%, compared to 1.08% and 186.8%, respectively, at December 31, 2008.

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

Comparison of Results of Operations for the Years Ended December 31, 2009 and December 31, 2008. People’s United Financial reported net income of $101.2 million, or $0.30 per diluted share, for the year ended December 31, 2009, compared to $137.8 million, or $0.41 per diluted share, for the year-ago period. Included in the 2008 results are merger-related expenses totaling $41.0 million, other one-time charges totaling $14.8 million and a $6.9 million gain related to the Visa, Inc. initial public offering (“IPO”). The net impact of these items reduced 2008 net income by $33.2 million, or $0.10 per diluted share.

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

Business Segment Results

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses: Commercial Banking, Retail and Business Banking, and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities resale agreements, wholesale borrowings and the funding center.

Business Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2010	2009	2008
Commercial Banking	$94.8	$81.8	$94.9
Retail and Business Banking	57.0	79.0	98.1
Wealth Management	(4.2)	(1.9)	5.4

Total segments	147.6	158.9	198.4
Treasury	(33.1)	(68.8)	(63.6)
Other	(28.8)	11.1	3.0

Total Consolidated	$85.7	$101.2	$137.8

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income (see Treasury).

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

Total average assets and total average liabilities are reported for each business segment due to management’s reliance, in part, on such average balances for purposes of assessing business segment performance. These averages include allocated goodwill and intangible assets.

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

Commercial Banking consists principally of commercial and industrial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking and municipal banking.

Years ended December 31 (in millions)	2010	2009	2008
Net interest income	$303.9	$255.3	$266.5
Provision for loan losses	26.1	22.0	18.7
Total non-interest income	56.7	41.3	41.7
Total non-interest expense	193.6	153.8	145.9

Income before income tax expense	140.9	120.8	143.6
Income tax expense	46.1	39.0	48.7

Net income	$94.8	$81.8	$94.9

Total average assets	$10,957.0	$9,846.0	$9,310.4
Total average liabilities	2,226.5	2,423.2	2,397.3

Commercial Banking net income increased $13.0 million in 2010 compared to 2009, reflecting the benefits from the Financial Federal acquisition completed in February 2010. The $48.6 million increase in net interest income reflects an increase in average earning assets (see below) as well as improved spreads on commercial loans, partially offset by narrowing spreads on commercial deposits. The $15.4 million increase in non-interest income primarily reflects increases in operating lease income resulting from a higher level of equipment leased to PCLC customers and commercial banking fees. The $39.8 million increase in non-interest expense reflects PUEFC non-interest expenses in 2010, increases in amortization expense on leased equipment and higher direct expenses due to the continued loan growth in Commercial Banking.

The total average commercial banking loan portfolio increased $1.2 billion in 2010 compared to 2009, reflecting the Financial Federal acquisition (average of $903 million in 2010) as well as other acquisitions completed in 2010, and a $386 million increase in average commercial real estate loans.

Commercial Banking net income decreased $13.1 million in 2009 compared to 2008, primarily reflecting a decrease in net interest income and increases in the provision for loan losses and non-interest expense. The $11.2 million decrease in net interest income in 2009 reflects the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, partially offset by an increase in average earning assets. The $7.9 million increase in non-interest expense compared to 2008 reflects increased amortization expense on leased equipment, as well as higher direct and allocated support costs due to continued loan growth in Commercial Banking.

The total average commercial banking loan portfolio increased $493 million in 2009 compared to 2008, reflecting increases of $388 million in average commercial real estate loans and $185 million in average equipment financing loans, partially offset by an $80 million decrease in average commercial loans.

Retail and Business Banking includes, as its principal business lines, consumer and business deposit gathering activities, consumer lending (including residential mortgage, home equity and indirect auto lending), business lending and merchant services.

Years ended December 31 (in millions)	2010	2009	2008
Net interest income	$383.1	$374.9	$397.8
Provision for loan losses	6.9	4.8	5.5
Total non-interest income	155.7	159.9	155.0
Total non-interest expense	447.2	413.2	398.9

Income before income tax expense	84.7	116.8	148.4
Income tax expense	27.7	37.8	50.3

Net income	$57.0	$79.0	$98.1

Total average assets	$5,789.0	$5,874.0	$6,467.0
Total average liabilities	13,800.3	12,557.1	12,123.3

Retail and Business Banking net income decreased $22.0 million in 2010 compared to 2009, primarily reflecting increases in non-interest expense and the provision for loan losses and a decline in non-interest income, partially offset by an increase in net interest income. The $8.2 million increase in net interest income primarily reflects the growth in deposit balances (see below) and an increase in the spread on residential mortgages, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008, and lower residential mortgage balances. Average residential mortgage loans decreased $350 million compared to 2009, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans.

The decrease in non-interest income compared to 2009 reflects a $1.8 million decline in net gains on sales of residential mortgage loans resulting from the lower level of residential mortgage loan sales in 2010. The $34.0 million increase in non-interest expense compared to 2009 reflects increases in direct and allocated expenses associated with expanding the retail deposit franchise through acquisitions as well as organic growth.

Average liabilities increased $1.2 billion compared to 2009. Average deposits increased $925 million, reflecting increases of $215 million in average non-interest-bearing deposits and $1.1 billion in average savings and money market deposits, partially offset by a $433 million decrease in average time deposits.

Retail and Business Banking net income decreased $19.1 million in 2009 compared to 2008, primarily reflecting a decrease in net interest income and an increase in non-interest expense. The $22.9 million decrease in net interest income primarily reflects narrower spreads on deposit products resulting from the negative impact of interest rate cuts initiated by the Federal Reserve Board throughout 2008, and lower residential mortgage interest income, reflecting People’s United Financial’s decision at the time to sell essentially all of its newly-originated residential mortgage loans. The increase in non-interest income in 2009 reflects a $7.4 million increase in net gains on sales of residential mortgages resulting from the higher level of residential mortgage loan sales due to an increase in refinancing activity in 2009 given the historically low interest rate environment at the time. The increase in non-interest expense compared to 2008 primarily reflects an increase in direct expenses.

In 2009, total average assets decreased $593 million compared to 2008, reflecting a $640 million decrease in residential mortgage loans, and total average liabilities increased $434 million reflecting a $422 million increase in average deposits.

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc., other insurance services provided through People’s United Insurance Agency, Inc. and private banking.

Years ended December 31 (in millions)	2010	2009	2008
Net interest income	$3.8	$4.0	$4.4
Provision for loan losses	0.3	0.1	0.1
Total non-interest income	74.9	77.4	89.9
Total non-interest expense	84.5	84.3	86.1

(Loss) income before income tax expense	(6.1)	(3.0)	8.1
Income tax (benefit) expense	(1.9)	(1.1)	2.7

Net (loss) income	$(4.2)	$(1.9)	$5.4

Total average assets	$342.7	$333.1	$298.7
Total average liabilities	197.5	158.2	138.8

The increase in Wealth Management’s net loss in 2010 compared to 2009 primarily reflects a $2.5 million decrease in non-interest income, including decreases of $1.2 million in insurance revenue, $0.9 million in brokerage commissions and $0.4 million in investment management fees. The decrease in insurance revenue primarily reflects the continued soft insurance market resulting from the contracting economy. The declines in investment management fees and brokerage commissions primarily reflect the uncertainty in the equity markets and broader economic weakness experienced throughout 2009 and 2010.

Wealth Management’s net loss in 2009 compared to net income in 2008 primarily reflects a decrease in non-interest income. The decrease in non-interest income in 2009 reflects decreases in investment management fees and brokerage commissions of $4.4 million and $3.8 million, respectively, primarily reflecting the uncertainty in the equity markets and broader economic weakness experienced throughout 2009, and a $3.3 million decline in insurance revenue, reflecting the continued soft insurance market resulting from the contracting economy.

Assets managed and administered, which are not reported as assets of People’s United Financial, totaled $17.0 billion at December 31, 2010 compared to $16.2 billion at December 31, 2009.

Treasury encompasses the securities portfolio, short-term investments and securities resale agreements, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the interest rate risk component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each business segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the treasury group.

Years ended December 31 (in millions)	2010	2009	2008
Net interest loss	$(53.3)	$(127.1)	$(111.8)
Total non-interest income	15.4	28.1	10.4
Total non-interest expense	11.3	7.3	(0.7)

Loss before income tax benefit	(49.2)	(106.3)	(100.7)
Income tax benefit	(16.1)	(37.5)	(37.1)

Net loss	$(33.1)	$(68.8)	$(63.6)

Total average assets	$3,924.7	$3,957.6	$3,303.0
Total average liabilities	126.4	90.7	181.6

Treasury’s net loss in 2010 was reduced by $35.7 million compared to 2009, reflecting a decrease in net interest loss, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $73.8 million decrease in net interest loss reflects an increase in the funding center’s net interest spread, which is primarily due to the historically low interest rate environment over an extended period of time, resulting in long-term funding costs declining more than asset yields, reflecting the asset sensitive position of People’s United Financial’s balance sheet.

The decrease in non-interest income primarily reflects net security losses in 2010 of $1.0 million compared to net security gains of $16.6 million in 2009, partially offset by an increase in revenues relating to derivative contracts with commercial customers. The increase in non-interest expense primarily reflects higher costs relating to derivative transactions entered into with commercial customers.

Total average assets decreased $33 million in 2010 compared to 2009. Average securities increased $645 million and average short-term investments and securities resale agreements decreased $626 million.

The increase in Treasury’s loss in 2009 compared to 2008 reflects increases in the net interest loss and non-interest expense, partially offset by an increase in non-interest income. The increase in net interest loss reflects a $27.4 million increase in the funding center’s net spread loss, primarily due to the 400 basis point decline in the targeted federal funds rate during 2008 and the asset sensitive position of People’s United Financial’s balance sheet.

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

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including merger-related expenses, core system conversion costs and one-time charges totaling $58.9 million, $4.5 million and $51.3 million for the years ended December 31, 2010, 2009 and 2008, respectively; $4.4 million of benefit-related and other charges for the year ended December 31, 2009 (included in total non-interest expense); a $5.6 million gain related to the sale of the company’s remaining Class B Visa shares and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2009); and $6.9 million of gains related to the Visa IPO and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2008). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

Years ended December 31 (in millions)	2010	2009	2008
Net interest income	$61.5	$69.7	$79.5
Provision for loan losses	26.7	30.1	1.9
Total non-interest income	(3.5)	2.4	6.6
Total non-interest expense	74.6	26.0	78.8

(Loss) income before income tax expense	(43.3)	16.0	5.4
Income tax (benefit) expense	(14.5)	4.9	2.4

Net (loss) income	$(28.8)	$11.1	$3.0

Total average assets	$1,002.8	$746.8	$993.9
Total average liabilities	297.2	386.9	319.4

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

Net Interest Margin

Years ended December 31 (percent)

Net Interest Income—FTE

Years ended December 31 (dollars in millions)

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times beginning in September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which did not change throughout 2009 or 2010. The improvement in the net interest margin in 2010 reflects the benefit from an increase in investment income, acquisitions and lower deposit costs. However, the net interest margin continues to be impacted by the historically low interest rate environment, given the asset sensitive position of People’s United Financial’s balance sheet, including the investment of a portion of the company’s significant excess capital position in low-yielding short-term investments and securities resale agreements for most of 2010.

2010 Compared to 2009

The net interest margin increased 50 basis points to 3.69% compared to 2009. The higher net interest margin reflects higher investment income, the benefit from the Financial Federal acquisition completed in February 2010 and lower deposit costs, partially offset by the low interest rate environment and the company's asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments for most of 2010. Net interest income (FTE basis) increased $122.1 million, reflecting a $61.9 million increase in total interest and dividend income and a $60.2 million decrease in total interest expense.

Average earning assets totaled $19.0 billion in 2010, an $835 million increase from 2009, reflecting increases of $816 million in average loans and $645 million in average securities, partially offset by a $626 million decrease in average short-term investments and securities resale agreements. Average loans, average short-term investments and securities resale agreements, and average securities comprised 80%, 12% and 8%, respectively, of average earning assets in 2010 compared to 79%, 16% and 5%, respectively, in the 2009 period. In 2010, the yield earned on the total loan portfolio was 5.12% and the yield earned on securities, short-term investments and securities resale agreements was 1.30%, compared to 5.05% and 1.06%, respectively, in 2009. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 45% of the loan portfolio had floating interest rates at December 31, 2010 compared to approximately 44% at December 31, 2009.

The total average commercial banking loan portfolio increased $1.2 billion, reflecting the addition of the PUEFC portfolio (average of $903 million in 2010) and other acquisitions completed in 2010, and a $386 million increase in average commercial real estate loans.

Average residential mortgage loans decreased $350 million compared to 2009, reflecting People's United Financial's past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans. Average consumer loans decreased $65 million, reflecting declines of $46 million in average indirect auto loans and $15 million in average home equity loans.

Average funding liabilities totaled $16.3 billion in 2010, a $1.0 billion increase compared to 2009, primarily reflecting a $925 million increase in average total deposits. Average savings and money market deposits and average non-interest-bearing deposits increased $1.1 billion and $215 million, respectively, and average time deposits decreased $433 million. Average total deposits comprised 97% and 98% of average funding liabilities in 2010 and 2009, respectively.

The 45 basis point decrease to 0.80% from 1.25% in the rate paid on average funding liabilities in 2010 compared to 2009 primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average total deposits decreased 45 basis points in 2010, reflecting decreases of 108 basis points in time deposits and 12 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 50% and 29%, respectively, of average total deposits in 2010 compared to 45% and 33%, respectively, in 2009.

2009 Compared to 2008

The net interest margin declined 43 basis points to 3.19% compared to 2008. The lower net interest margin reflects the dramatic actions taken by the Federal Reserve Board and the company's asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments and securities resale agreements. Net interest income decreased $60.1 million, reflecting a $150.9 million decrease in total interest and dividend income, partially offset by a $90.8 million decrease in total interest expense.

Average earning assets totaled $18.2 billion in 2009, a $535 million increase from 2008, reflecting increases in average short-term investments and securities resale agreements of $551 million and average loans of $59 million, partially offset by a decrease in average securities of $75 million. Average loans, average short-term investments and securities resale agreements, and average securities comprised 79%, 16% and 5%, respectively, of average earning assets in 2009 compared to 82%, 12% and 6%, respectively, in 2008. In 2009, the yield earned on the total loan portfolio was 5.05% and the yield earned on securities, short-term investments and securities resale agreements was 1.06%, compared to 5.80% and 2.61%, respectively, in 2008.

The total average commercial banking loan portfolio increased $493 million, reflecting increases of $388 million in average commercial real estate loans and $185 million in average equipment financing loans, partially offset by an $80 million decrease in average commercial loans.

Average residential mortgage loans decreased $640 million compared to 2008, reflecting People's United Financial's decision at the time to sell essentially all of its newly-originated residential mortgage loans. Average consumer loans increased $206 million, including a $202 million increase in average home equity loans.

Average funding liabilities totaled $15.2 billion in 2009, a $431 million increase compared to 2008, primarily reflecting a $422 million increase in average total deposits. Average savings and money market deposits and average non-interest-bearing deposits increased $507 million and $73 million, respectively, and average time deposits decreased $158 million. Average total deposits comprised 98% of average funding liabilities in both 2009 and 2008.

The 65 basis point decrease to 1.25% from 1.90% in the rate paid on average funding liabilities in 2009 compared to 2008 primarily reflects the decrease in market interest rates and the shift in deposit mix. The rates paid on average total deposits decreased 65 basis points in 2009, reflecting decreases of 106 basis points in time deposits and 55 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 45% and 33%, respectively, of average total deposits in 2009 compared to 43% and 35%, respectively, in 2008.

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2010, 2009 and 2008. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People's United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People's United Financial's use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2010			2009			2008
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$1,725.0	$4.6	0.27%	$2,386.5	$6.5	0.27%	$1,946.7	$46.9	2.41%
Securities purchased under agreements to resell	456.2	0.9	0.20	421.1	0.8	0.19	310.2	7.5	2.43
Securities (1)	1,579.5	43.5	2.76	934.2	32.4	3.47	1,009.1	30.8	3.05
Loans:
Commercial real estate	5,594.8	312.1	5.58	5,208.5	287.8	5.52	4,820.8	302.1	6.27
Commercial (2)	4,961.9	269.6	5.43	4,116.7	202.3	4.91	4,011.1	233.0	5.81
Residential mortgage	2,529.7	111.8	4.42	2,880.1	145.0	5.04	3,519.9	189.9	5.40
Consumer	2,199.2	89.6	4.07	2,264.4	95.4	4.21	2,058.4	110.9	5.39

Total loans	15,285.6	783.1	5.12	14,469.7	730.5	5.05	14,410.2	835.9	5.80

Total earning assets	19,046.3	$832.1	4.37%	18,211.5	$770.2	4.23%	17,676.2	$921.1	5.21%

Other assets	2,969.9			2,546.0			2,696.8

Total assets	$22,016.2			$20,757.5			$20,373.0

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,426.0	$—	—%	$3,210.8	$—	—%	$3,137.9	$—	—%
Savings, interest-bearing checking and money market	7,853.6	47.4	0.60	6,710.6	48.2	0.72	6,203.9	78.5	1.27
Time	4,533.5	65.4	1.44	4,966.9	125.2	2.52	5,125.0	183.6	3.58

Total deposits	15,813.1	112.8	0.71	14,888.3	173.4	1.16	14,466.8	262.1	1.81

Borrowings:
Repurchase agreements	211.7	1.0	0.49	151.2	0.7	0.46	123.0	2.1	1.72
FHLB advances	52.3	1.1	2.22	14.8	0.8	5.28	16.2	0.8	5.16
Federal funds purchased/other	6.5	0.2	2.70	2.1	—	1.92	19.1	0.6	3.01

Total borrowings	270.5	2.3	0.88	168.1	1.5	0.90	158.3	3.5	2.23

Subordinated notes and debentures	179.6	14.7	8.17	181.2	15.1	8.35	181.4	15.2	8.34

Total funding liabilities	16,263.2	$129.8	0.80%	15,237.6	$190.0	1.25%	14,806.5	$280.8	1.90%

Other liabilities	384.7			378.5			353.9

Total liabilities	16,647.9			15,616.1			15,160.4
Stockholders’ equity	5,368.3			5,141.4			5,212.6

Total liabilities and stockholders’ equity	$22,016.2			$20,757.5			$20,373.0

Net interest income/spread (3)		$702.3	3.57%		$580.2	2.98%		$640.3	3.31%

Net interest margin			3.69%			3.19%			3.62%

(1)	Average balances and yields for securities available for sale are based on amortized cost.
(2)	Includes commercial and industrial loans and equipment financing loans.
(3)	The FTE adjustment was $3.3 million, $3.4 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	2010 Compared to 2009 Increase (Decrease)			2009 Compared to 2008 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(1.8)	$(0.1)	$(1.9)	$8.7	$(49.1)	$(40.4)
Securities purchased under agreements to resell	—	0.1	0.1	2.0	(8.7)	(6.7)
Securities	18.8	(7.7)	11.1	(2.4)	4.0	1.6
Loans:
Commercial real estate	21.5	2.8	24.3	23.1	(37.4)	(14.3)
Commercial	44.4	22.9	67.3	6.0	(36.7)	(30.7)
Residential mortgage	(16.6)	(16.6)	(33.2)	(32.8)	(12.1)	(44.9)
Consumer	(2.6)	(3.2)	(5.8)	10.3	(25.8)	(15.5)

Total loans	46.7	5.9	52.6	6.6	(112.0)	(105.4)

Total change in interest and dividend income	63.7	(1.8)	61.9	14.9	(165.8)	(150.9)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	7.5	(8.3)	(0.8)	6.0	(36.3)	(30.3)
Time	(10.1)	(49.7)	(59.8)	(5.5)	(52.9)	(58.4)

Total deposits	(2.6)	(58.0)	(60.6)	0.5	(89.2)	(88.7)

Borrowings:
Repurchase agreements	0.3	—	0.3	0.4	(1.8)	(1.4)
FHLB advances	1.0	(0.7)	0.3	(0.1)	0.1	—
Federal funds purchased/other	0.1	0.1	0.2	(0.4)	(0.2)	(0.6)

Total borrowings	1.4	(0.6)	0.8	(0.1)	(1.9)	(2.0)

Subordinated notes and debentures	(0.1)	(0.3)	(0.4)	(0.1)	—	(0.1)

Total change in interest expense	(1.3)	(58.9)	(60.2)	0.3	(91.1)	(90.8)

Change in net interest income	$65.0	$57.1	$122.1	$14.6	$(74.7)	$(60.1)

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2010.

As of December 31, 2010 (dollars in millions)	Actual Balance	Yield/ Rate
Earning assets:
Short-term investments	$599.8	0.29%
Securities purchased under agreements to resell	520.0	0.18
Securities	3,033.3	2.46
Loans	17,518.2	5.14

Total earning assets	$21,671.3	4.51%

Funding liabilities:
Non-interest-bearing deposits	$3,872.6	—%
Savings, interest-bearing checking and money market deposits	8,897.8	0.51
Time deposits	5,162.7	1.42
Borrowings	1,010.6	1.91
Subordinated notes and debentures	182.2	6.22

Total funding liabilities	$19,125.9	0.78%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2010	2009	2008	2010/2009	2009/2008
Investment management fees	$32.0	$32.4	$36.8	(1.2)%	(12.0)%
Insurance revenue	28.8	30.0	33.3	(4.0)	(9.9)
Brokerage commissions	11.3	12.2	16.0	(7.4)	(23.8)

Total wealth management income	72.1	74.6	86.1	(3.4)	(13.4)

Net security gains (losses):
Equity securities	—	5.5	6.9	n/m	(20.3)
Debt securities	(1.0)	16.6	1.3	n/m	n/m
Trading account securities	—	(0.1)	0.1	n/m	n/m

Total net security gains (losses)	(1.0)	22.0	8.3	n/m	165.1

Bank service charges	126.3	128.8	127.7	(1.9)	0.9
Merchant services income	25.5	24.9	27.6	2.4	(9.8)
Net gains on sales of residential mortgage loans	12.1	13.9	6.5	(12.9)	113.8
Bank-owned life insurance	6.7	8.4	8.3	(20.2)	1.2
Other non-interest income:
Operating lease income	19.4	14.6	10.9	32.9	33.9
Commercial banking fees	15.1	3.1	3.1	n/m	—
Other	23.0	18.8	25.1	22.3	(25.1)

Total other non-interest income	57.5	36.5	39.1	57.5	(6.6)

Total non-interest income	$299.2	$309.1	$303.6	(3.2)%	1.8%

n/m – not meaningful

Total non-interest income decreased $9.9 million in 2010 compared to 2009 and increased $5.5 million in 2009 compared to 2008, primarily reflecting net security losses of $1.0 million in 2010 and net security gains of $22.0 million in 2009 and $8.3 million in 2008 (see below).

The level of investment management fees and brokerage commissions in recent years primarily reflects the uncertainty in the equity markets and broader economic weakness experienced throughout 2009 and 2010. The decrease in insurance revenue primarily reflects the continued soft insurance market resulting from the contracting economy.

Security losses in 2010 resulted from the sale of securities acquired in the Smithtown and LSB acquisitions as a result of changes in market interest rates occurring subsequent to the acquisition date (November 30, 2010).

In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded security gains totaling $16.9 million. Proceeds from sales transactions occurring during 2009 were subsequently reinvested in residential mortgage-backed securities with substantially-equivalent maturities and yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk. Net security gains in 2009 also include a gain of $5.6 million (included in equity securities gains in the above table) resulting from the sale of People’s United Financial’s remaining Class B Visa shares that are described below. Including other minor gains and losses, net security gains totaled $22.0 million in 2009.

In 2008, People’s United Financial recorded a gain of $5.6 million resulting from the mandatory redemption of a portion of its Class B Visa, Inc. shares as part of Visa’s IPO. People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member. In addition, People’s United Financial recorded a gain of $1.3 million representing its proportionate share of the litigation reserve escrow account established by Visa in conjunction with its IPO. The foregoing Visa gains are included in equity securities gains in the above table. Securities gains in 2008 also include gains of $1.5 million resulting from the sale of securities acquired in the Chittenden acquisition as a result of changes in market interest rates occurring subsequent to the acquisition date (January 1, 2008).

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The decline in net gains on sales of residential mortgage loans in 2010 compared to 2009 reflects the lower level of residential mortgage loan sales (a 20% decline in volume from 2009) due to the lower level of refinancing activity in 2010 and the company’s change in strategy to hold certain newly-originated residential mortgage loans, while the increase in 2009 compared to 2008 reflects the higher level of residential mortgage loan sales (a 97% increase in volume from 2008) due to an increase in refinancing activity in 2009 given the historically low interest rate environment at the time. BOLI income totaled $6.7 million ($10.3 million on a taxable-equivalent basis) in 2010, compared to $8.4 million ($12.9 million on a taxable-equivalent basis) in 2009 and $8.3 million ($12.8 million on a taxable-equivalent basis) in 2008. The decrease from 2009 primarily reflects a lower crediting rate in 2010.

The increases in operating lease income and commercial fees reflect a higher level of equipment leased to PCLC customers and commercial banking fees, while other non-interest income reflects an increase in revenues relating to derivative contracts with commercial customers.

Non-Interest Expense

				Percentage
				Increase (Decrease)
Years ended December 31 (dollars in millions)	2010	2009	2008	2010/2009	2009/2008
Compensation and benefits	$380.4	$350.5	$344.6	8.5%	1.7%
Occupancy and equipment	114.4	109.8	110.3	4.2	(0.5)
Professional and outside service fees	72.7	44.0	48.0	65.2	(8.3)
Merchant services expense	21.2	21.0	23.9	1.0	(12.1)
Other non-interest expense:
Regulatory	27.7	30.8	8.0	(10.1)	285.0
Amortization of other acquisition-related intangibles	21.7	20.6	21.3	5.3	(3.3)
Stationery, printing, postage and telephone	20.5	17.9	19.8	14.5	(9.6)
Advertising and promotion	17.3	14.1	15.2	22.7	(7.2)
Amortization of leased equipment	16.1	12.3	8.3	30.9	48.2
Executive-level separation agreement	15.3	—	—	n/m	n/m
Other	80.6	61.6	73.1	30.8	(15.7)

Total other non-interest expense	199.2	157.3	145.7	26.6	8.0

Total	787.9	682.6	672.5	15.4	1.5
Merger-related expenses	23.3	2.0	36.5	n/m	n/m

Total non-interest expense	$811.2	$684.6	$709.0	18.5%	(3.4)%

Efficiency ratio	73.3%	73.5%	66.6%

Excluding the effect of merger-related expenses recorded in each year, total non-interest expense in 2010 increased $105.3 million compared to 2009 and increased $10.1 million in 2009 compared to 2008. Merger-related expenses in 2010 consisted of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings. Merger-related expenses in 2008 consisted of asset impairment charges of $19.3 million (principally to write-off certain capitalized costs), costs relating to severance and branch closings of $10.5 million and other accrued liabilities of $6.7 million. Included in total non-interest expense in 2010 and 2009 are $20.3 million and $2.5 million, respectively, of core system conversion costs. Also included in 2010 is $15.3 million related to costs incurred in connection with the former CEO separation agreement.

The higher efficiency ratio in 2010 and 2009 compared to 2008 primarily reflects the decline in interest rates that negatively impacted net interest income (see Non-GAAP Financial Measures and Reconciliation to GAAP).

The increase in compensation and benefits in 2010 compared to 2009 primarily reflects normal merit increases, higher benefit-related and stock-based compensation costs, costs related to the core system conversion and additional compensation and benefit costs from acquisitions completed in 2010. The increase in compensation and benefits in 2009 compared to 2008 primarily reflects normal merit increases, higher benefits-related and stock-based compensation costs, partially offset by previously disclosed cost-savings initiatives.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the company’s other postretirement benefits obligation, which totaled $10.7 million at December 31, 2010, and related net periodic benefit expense, which totaled $1.0 million for the year ended December 31, 2010, depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Costs recorded in 2010 related to the core system conversion and computer system servicing costs, and expenses related to the trade name and rebranding initiative (see below) are the principal reason for the variances in professional and outside services, and advertising and promotion. The fluctuation in payment processing volume is the primary driver for the variances in merchant services expense.

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

The increase in amortization expense of leased equipment in 2010 and 2009 relates to the higher level of equipment leased to PCLC customers.

The FDIC authorized higher premium assessments in 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank. Furthermore, the premium assessment rate in effect beginning April 1, 2009 was subject to adjustments based on each institution’s risk profile, which could affect its initial base assessment rate.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. As a result, included in regulatory expense in 2009 is an FDIC special assessment charge of $8.4 million.

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011.

In February 2011, the FDIC approved a final rule which: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule, which is effective June 30, 2011, also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank. People’s United Financial is currently evaluating what effect these new rules will have on regulatory expense in 2011.

The increase in other non-interest expense in 2010 compared to 2009 reflects higher costs associated with derivative transactions entered into with commercial customers, and expenses related to foreclosed properties. Included in other non-interest expense in 2009 is $4.4 million of benefit-related and other one-time charges. Included in other non-interest expense in 2008 are: (i) one-time charges of $11.5 million, including benefit-related and other costs associated with the death of People’s United Financial’s former President; (ii) a charge of $2.0 million related to the vesting of outstanding stock options and restricted stock awards upon the dissolution of People’s United Financial’s Advisory Board; and (iii) a loss of $0.8 million on the sale of a portion of the company’s non-branch properties located in Bridgeport, Connecticut.

Income Taxes

Income tax expense totaled $41.3 million, $43.1 million and $67.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income tax benefits of $2.0 million are included in income tax expense for the year ended December 31, 2009, which stems from a reduction in the combined state income tax rate following the charter consolidations of the former Chittenden banks.

People’s United Financial’s effective income tax rate was 32.5% and 32.7% for the years ended December 31, 2010 and 2008, respectively, and would have been 31.3% for the year ended December 31, 2009 excluding the income tax benefits of $2.0 million described above. People’s United Financial’s effective income tax rate is expected to increase slightly in 2011 due to a higher level of non-deductible expenses and an increase in state income tax liabilities associated with the company’s expanded geographic franchise.

The difference between People’s United Financial’s effective income tax rate for the year ended December 31, 2010 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the company’s investment in affordable housing limited partnerships; (ii) tax exempt interest earned on certain investments; and (iii) tax exempt income from bank-owned life insurance.

People’s United Financial maintains an ownership interest in several limited partnership investments to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a significant role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). These credits totaled $4.6 million, $4.2 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income tax expense for all three years reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary of People’s United Bank. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. See Note 12 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2010		2009		2008
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
Corporate	$55.0	$55.0	$55.0	$55.0	$—	$—
Other	0.1	0.1	0.3	0.3	0.9	0.9

Total securities held to maturity	$55.1	$55.1	$55.3	$55.3	$0.9	$0.9

Securities available for sale:
Debt securities:
U.S. Treasury, agency and GSE	$476.2	$476.3	$10.7	$10.8	$1,469.2	$1,472.1
U.S. agency and GSE residential mortgage-backed securities and CMOs:
GSE and CMOs	2,289.0	2,290.6	729.9	728.1	42.0	42.0
GNMA	—	—	—	—	331.2	333.4
State and municipal	57.6	58.2	0.3	0.3	0.3	0.3
Other	4.5	4.5	—	—	—	—

Total debt securities	2,827.3	2,829.6	740.9	739.2	1,842.7	1,847.8
Equity securities	1.5	1.5	0.5	0.5	0.5	0.5

Total securities available for sale	$2,828.8	$2,831.1	$741.4	$739.7	$1,843.2	$1,848.3

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

The increase in debt securities available for sale in 2010 compared to 2009 reflects management’s decision to invest in U.S. Treasury and agency securities and government-sponsored enterprise (“GSE”) residential mortgage-backed securities and CMOs in the second half of 2010 to provide the optimal balance of credit risk, yield and duration.

At December 31, 2010, People’s United Financial’s securities available for sale portfolio totaled $2.8 billion, or 11% of total assets, compared to $0.7 billion, or 3% of total assets, at December 31, 2009.

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

At December 31, 2010, the fair value exceeded the amortized cost of the securities available for sale portfolio by $2.3 million. At December 31, 2009, the amortized cost exceeded the fair value of the securities available for sale portfolio by $1.7 million, while at December 31, 2008, the fair value exceeded the amortized cost of the securities available for sale portfolio by $5.1 million. All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively small scale due to the size and duration of the portfolio.

The duration of the debt securities portfolio was approximately 3.4 years at December 31, 2010 compared to 4.0 years at December 31, 2009.

Lending Activities

People’s United Financial conducts its lending activities principally through its Commercial Banking and Retail and Business Banking business segments. People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $3.28 billion in 2010 compared to 2009 after decreasing $332 million in 2009 compared to 2008. People’s United Financial acquired loans with a total fair value of $3.49 billion from acquisitions completed in 2010. Loans acquired in connection with acquisitions were recorded at fair value, including an estimate of future credit losses, and without carryover of the respective portfolio’s historical allowance for loan losses. At December 31, 2010, the carrying amount of the acquired loan portfolios totaled $2.88 billion.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2010	2009	2008	2007	2006
Commercial Banking:
Commercial real estate	$7,306.3	$5,399.4	$4,967.3	$1,885.6	$1,786.7
Commercial and industrial	3,095.6	2,805.7	2,999.5	1,618.9	1,493.8
Equipment financing	2,100.4	1,236.8	1,226.9	981.5	869.8

Total Commercial Banking	12,502.3	9,441.9	9,193.7	4,486.0	4,150.3

Retail:
Residential mortgage:
Adjustable-rate	2,184.2	2,244.5	2,857.2	3,123.8	3,805.6
Fixed-rate	653.8	302.4	287.4	89.1	94.5

Total residential mortgage	2,838.0	2,546.9	3,144.6	3,212.9	3,900.1

Consumer:
Home equity	1,976.8	1,986.3	1,945.5	1,224.4	1,290.6
Other consumer	201.1	258.7	281.9	26.4	30.7

Total consumer	2,177.9	2,245.0	2,227.4	1,250.8	1,321.3

Total Retail	5,015.9	4,791.9	5,372.0	4,463.7	5,221.4

Total loans	$17,518.2	$14,233.8	$14,565.7	$8,949.7	$9,371.7

People’s United Financial’s loan portfolio is primarily concentrated within New England with approximately 68% and 81% of the total loan portfolio representing loans to customers within the New England states at December 31, 2010 and 2009, respectively. In addition, approximately 15% of the total loan portfolio represents loans to customers in New York state at December 31, 2010.

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2010:

As of December 31, 2010 (in millions)	Commercial Banking	Retail	Total
Amounts due:
One year or less	$1,553.1	$261.5	$1,814.6

After one year:
One to five years	3,931.1	269.5	4,200.6
Over five years	7,018.1	4,484.9	11,503.0

Total due after one year	10,949.2	4,754.4	15,703.6

Total	$12,502.3	$5,015.9	$17,518.2

The following table presents, as of December 31, 2010, loan amounts due after December 31, 2011, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial Banking	$4,856.7	$6,092.5	$10,949.2
Retail	3,839.3	915.1	4,754.4

Total loans due after one year	$8,696.0	$7,007.6	$15,703.6

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending, and equipment financing. Shared national credits are included within the commercial real estate and commercial and industrial lending portfolios according to the nature of the loan.

Commercial Real Estate

As of December 31 (in millions)	2010	2009
Property Type:
Office buildings	$1,837.5	$1,307.4
Retail	1,759.8	1,390.8
Residential (multi-family)	1,271.3	756.3
Industrial/manufacturing	670.6	662.4
Mixed/Special use	590.7	270.5
Hospitality and entertainment	551.0	523.2
Land	269.4	161.4
Self storage	151.6	127.4
Health care	114.2	71.1
Other properties	90.2	128.9

Total commercial real estate	$7,306.3	$5,399.4

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any loan type, term, industry, or to any individual borrower. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio is in the office building sector, which represented 25% of this loan portfolio at December 31, 2010.

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

In 2010, the commercial real estate portfolio increased $1.9 billion compared to 2009, after increasing $432 million in 2009 compared to 2008. The increase in 2010 reflects the addition of loans acquired in connection with the acquisitions completed in 2010, as well as organic growth of $206 million, or 4% of the commercial real estate portfolio. Included in the commercial real estate portfolio are construction loans totaling $1.04 billion and $819 million at December 31, 2010 and 2009, respectively, net of the unadvanced portion of such loan totaling $176 million and $235 million, respectively.

At December 31, 2010 and 2009, approximately 28% and 9%, respectively, of People’s United Financial’s commercial real estate portfolio was secured by properties located in New York, and approximately 22% and 29%, respectively, was secured by properties located in Connecticut. In addition, approximately 35% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2010 compared to approximately 44% at December 31, 2009. No other state exposure was greater than 6% at December 31, 2010.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, the New England and Metro New York economies. People’s United Financial continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy slows in 2011.

Commercial Real Estate Diversification

As of December 31, 2010 (percent)

Commercial and Industrial

As of December 31 (in millions)	2010	2009
Industry:
Finance, insurance and real estate	$725.8	$609.7
Service	658.5	595.0
Manufacturing	531.6	514.5
Wholesale distribution	254.3	244.4
Retail sales	223.6	192.7
Health services	210.0	181.7
Construction	145.4	128.2
Transportation/utility	76.9	77.8
Arts/entertainment/recreation	65.2	67.3
Public administration	63.5	85.3
Agriculture	29.7	31.0
Other	111.1	78.1

Total commercial and industrial	$3,095.6	$2,805.7

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

The borrower’s ability to repay a commercial loan is closely tied to the ongoing profitability and cash flow of the borrower’s business. Consequently, a commercial loan tends to be more directly impacted by changes in economic cycles that affect businesses generally and the borrower’s business specifically. The availability of adequate collateral is a factor in commercial loan decisions; and loans are generally collateralized and/or guaranteed by third parties.

In 2010, the commercial and industrial portfolio increased $290 million compared to 2009, after decreasing $194 million in 2009 compared to 2008. The increase in 2010 reflects the addition of loans acquired in connection with the acquisitions completed in 2010, as well as organic growth of $210 million, or 8% of the commercial and industrial portfolio.

At December 31, 2010, approximately 44% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 42% at December 31, 2009. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled approximately 37% at both December 31, 2010 and 2009. No other state exposure was greater than 7%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy slows in 2011.

Commercial and Industrial Diversification

As of December 31, 2010 (percent)

Commercial and Industrial Portfolio

As of December 31 (dollars in millions)

Equipment Financing

As of December 31 (in millions)	2010	2009
Industry:
Transportation/utility	$630.2	$355.8
Construction	427.8	—
Printing	381.0	407.1
General manufacturing	176.4	170.9
Waste	135.0	—
Retail sales	103.6	128.4
Packaging	89.9	88.0
Service	43.9	37.8
Wholesale distribution	35.1	24.2
Food services	30.6	—
Health services	21.8	24.6
Other	25.1	—

Total equipment financing	$2,100.4	$1,236.8

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the transportation/utility, construction, printing and general manufacturing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially all (approximately 96% at December 31, 2010 and 2009) of the equipment financing portfolio involves customers outside of New England. At December 31, 2010, approximately 34% of the equipment financing portfolio consisted of loans to customers located in Texas, California and Florida. No other state exposure was greater than 6%.

The equipment financing portfolio increased $864 million in 2010 compared to 2009, reflecting the addition of the PUEFC portfolio in 2010. Operating on a national scale, equipment financing represented 17% of the Commercial Banking loan portfolio at December 31, 2010 compared to 13% at December 31, 2009. While People’s United Financial continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the economy slows in 2011.

Equipment Financing Diversification

As of December 31, 2010 (percent)

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United Financial’s commercial and industrial loans and construction loans:

As of December 31, 2010 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$889.1	$1,104.1	$1,102.4	$3,095.6
Construction loans:
Commercial real estate	601.9	291.3	145.6	1,038.8
Residential mortgage	58.8	0.7	34.5	94.0

Total	$1,549.8	$1,396.1	$1,282.5	$4,228.4

As of December 31, 2010 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$2,266.0	$167.8	$21.8	$2,455.6
Predetermined rates	476.1	614.3	682.4	1,772.8

Total	$2,742.1	$782.1	$704.2	$4,228.4

Residential Mortgage Lending

People’s United Financial offers its customers a wide range of residential mortgage loan products. These include conventional fixed-rate loans, jumbo fixed-rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable-rate loans, sometimes referred to as ARM loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Administration insured loans and various state housing finance authority loans. People’s United Financial originates these loans through its network of branches and calling officers, as well as in the wholesale market.

At December 31, 2010 and 2009, approximately 87% and 96%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2010, the residential mortgage loan portfolio included $447 million of interest-only loans of which $59 million are stated income loans, compared to $1.0 billion and $113 million, respectively, at December 31, 2009. See Asset Quality for further discussion of interest-only and stated income loans. Also included in residential mortgage loans are construction loans totaling $94 million and $65 million at December 31, 2010 and 2009, respectively.

People’s United Financial’s residential mortgage originations totaled $1.2 billion in 2010, compared to $1.3 billion in 2009 and $692 million in 2008. The decrease in loan originations in 2010 compared to 2009 is primarily due to the lower level of refinancing activity in 2010, while the increase in 2009 compared to 2008 is primarily due to the low interest environment in 2009. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 20% of total residential mortgage originations in 2010, compared to 13% in 2009 and 22% in 2008.

In 2010, adjustable-rate residential mortgage loans decreased $60 million compared to 2009 and decreased $613 million in 2009 compared to 2008, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans. Fixed-rate residential mortgage loans increased $351 million in 2010 compared to 2009 and increased $15 million in 2009 compared to 2008. The increase in 2010 reflects the addition of the acquisitions completed in 2010, as well as organic growth of $188 million, or 62% of fixed-rate residential mortgage loans. Residential mortgage loans at December 31, 2010 and 2009 included loans held for sale (substantially all to be sold servicing released) of $88 million and $71 million, respectively, which approximate fair value.

Historically, People’s United Financial has held virtually all of the adjustable-rate residential mortgage loans that it originates on its balance sheet and has sold virtually all of the fixed-rate residential mortgage loans that it originates into the secondary market. In 2006, People’s United Financial completed a reassessment of its pricing with respect to adjustable-rate residential mortgage loans in light of the prevailing interest rate environment at that time. As a result, People’s United Financial made the decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. People’s United Financial continues to actively offer residential mortgage loans of all types through its extensive distribution system. In May 2010, People’s United Financial made the decision to retain in its portfolio most of its originated adjustable-rate and 15-year fixed-rate residential mortgage loans. Accordingly, residential mortgage loan balances are expected to increase in 2011.

People’s United Financial’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in 2011 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2010 (percent)

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

As of December 31 (in millions)	2010	2009
Home equity credit lines	$1,759.2	$1,740.2
Second mortgages	217.6	246.1
Indirect auto	155.2	207.3
Other loans	45.9	51.4

Total consumer	$2,177.9	$2,245.0

The consumer loan portfolio decreased $67 million in 2010 compared to 2009 and increased $18 million in 2009 compared to 2008. At December 31, 2010 and 2009, approximately 96% and 99%, respectively, of the consumer loan portfolio was to customers located in New England.

Asset Quality

Recent Trends

The past several years have been marked by significant volatility in the financial and capital markets initially brought about by the fallout associated with the subprime mortgage market. This disruption led to significant credit and liquidity concerns, which resulted in government intervention within the banking sector and a substantial decline in activity within the secondary mortgage market. All of these issues have been further exacerbated by an accelerated softening of the real estate market, a worsening recessionary economic environment and, in turn, weakness within the commercial sector.

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

Portfolio Risk Elements—Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At December 31, 2010, the loan portfolio included $447 million of interest-only residential mortgage loans, of which $59 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once a loan becomes 90 days past due. At December 31, 2010, non-performing residential mortgage loans totaling $1.7 million had current loan-to-value ratios of more than 100%.

The foreclosure practices of several of the nation’s largest residential mortgage loan servicers have recently come under the scrutiny of state attorneys general and various regulatory authorities. Certain of these servicers had self-imposed moratoriums on foreclosure activities in light of allegations of “robo-signing” (signing foreclosure affidavits without an appropriate review) and other issues related to their foreclosure practices. In light of these developments, the company has reviewed its foreclosure policies and procedures and found no systemic concerns or instances of “robo-signing” with respect to its loan servicing activities. We believe that our established procedures for reviewing foreclosure affidavits and validating information contained in related loan documentation are sound and consistently applied, and that our foreclosure affidavits are accurate. As a result, People’s United Bank has not found it necessary to interrupt or suspend foreclosure proceedings. We have also considered the effect of representations and warranties that we made to third-party investors in connection with whole loan sales, and believe our representations and warranties were true and correct and do not expose People’s United Bank to any material loss.

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

Portfolio Risk Elements—Commercial Real Estate Lending

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

People’s United Financial’s outstanding construction loan portfolio totaled $1.04 billion (approximately 6% of total loans) at December 31, 2010. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $1.22 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2010, outstanding construction loans totaling $333 million had remaining available interest reserves totaling $17 million. At that date, the company had $15 million of construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the company’s normal underwriting standards and are classified as TDRs if the company does not receive a current market interest rate commensurate with current underwriting for a new loan with similar risk. People’s United Financial had approximately $6 million of restructured construction loans as of December 31, 2010.

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

For a more detailed discussion of the company’s allowance for loan losses methodology and related policies, see Critical Accounting Policies.

Loans acquired in a business combination that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the company will be unable to collect all contractually required payment receivable are initially recorded at fair value without a carryover of the related allowance for loan losses. Fair value is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then applying a market-based discount rate to those cash flows. The excess of the undiscounted expected cash flows at the acquisition date over the estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining lives of the acquired loans. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable difference, with such amount reclassified as part of the accretable yield and subsequently recognized into interest income over the remaining lives of the acquired loans. Charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with the acquisitions completed in 2010 comprise the acquired loan portfolio; all other loans of the company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2010	2009	2008	2007	2006
Beginning allowance for loan losses	$172.5	$157.5	$72.7	$74.0	$75.0

Charge-offs:
Commercial Banking:
Commercial real estate	(27.5)	(10.9)	(3.4)	—	—
Commercial and industrial	(14.3)	(9.8)	(5.6)	(7.0)	(5.2)
Equipment financing	(9.5)	(8.8)	(1.5)	(1.8)	(0.6)
Retail:
Residential mortgage	(4.3)	(5.4)	(1.5)	—	(0.1)
Home equity	(3.8)	(3.5)	(1.0)	(0.4)	(0.3)
Other consumer	(5.3)	(7.1)	(6.2)	(2.3)	(3.1)

Total charge-offs	(64.7)	(45.5)	(19.2)	(11.5)	(9.3)

Recoveries:
Commercial Banking:
Commercial real estate	0.8	0.3	0.2	0.1	2.5
Commercial and industrial	1.0	1.0	1.3	0.3	0.4
Equipment financing	0.3	0.2	0.3	0.1	0.3
Retail:
Residential mortgage	0.6	0.2	0.4	0.6	0.1
Home equity	0.4	0.2	0.1	0.1	0.1
Other consumer	1.6	1.6	2.0	1.0	1.5

Total recoveries	4.7	3.5	4.3	2.2	4.9

Net loan charge-offs	(60.0)	(42.0)	(14.9)	(9.3)	(4.4)
Provision for loan losses	60.0	57.0	26.2	8.0	3.4
Allowance recorded in the Chittenden acquisition	—	—	73.5	—	—

Ending allowance for loan losses	$172.5	$172.5	$157.5	$72.7	$74.0

Allowance for loan losses as a percentage of:
Originated loans	1.18%	1.21%	1.08%	0.81%	0.79%
Originated non-performing loans	70.3	102.2	186.8	357.8	327.9

The provision for loan losses in 2010 totaled $60.0 million, reflecting $60.0 million in net loan charge-offs. Commercial real estate loan charge-offs in 2010 include (i) two construction loans totaling $9.8 million, both of which carried specific reserves totaling $9.0 million, and (ii) partial charge-offs totaling $4.8 million related to two shared national credits. Commercial and industrial charge-offs in 2010 include a $6.0 million partial charge-off of a single commercial and industrial loan. The provision for loan losses in 2009 totaled $57.0 million, reflecting $42.0 million in net loan charge-offs and a $15.0 million increase in the allowance for loan losses. Commercial real estate loan charge-offs in 2009 include a $6.1 million partial charge-off of a non-performing shared national credit. The allowance for loan losses as a percentage of originated loans was 1.18% at December 31, 2010 and 1.21% at December 31, 2009.

Loan Charge-Offs

The company’s charge-off policies, which comply with standards established by banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be recorded on the remaining loan balance based on the same criteria.

For unsecured consumer loans, charge-offs generally occur when the loan is deemed to be uncollectible or 120 days past due, whichever occurs first. For consumer loans secured by real estate, including residential mortgage loans, charge-offs generally occur when the loan is deemed to be uncollectible or 180 days past due, whichever occurs first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that demonstrate an ability to repay may include (i) a loan that is secured by adequate collateral and is in the process of collection, (ii) a loan supported by a valid guarantee or insurance, or (iii) a loan supported by a valid claim against a solvent estate.

For commercial banking loans, a charge-off is recorded when the company determines that it will not collect all amounts contractually due based on the fair value of the collateral (less costs to sell), or the present value of expected future cash flows.

The decision whether to charge-off all or a portion of a loan rather than record a specific or general loss allowance is based on an assessment of all available information which aids in determining the loan’s net realizable value. Typically this involves consideration of both (i) the fair value of any collateral securing the loan, including whether the estimate of fair value has been derived from an appraisal or other market information, and (ii) other factors affecting the likelihood of repayment, including the existence of guarantees and insurance. If the amount by which the company’s recorded investment in the loan exceeds its net realizable value is deemed to be a confirmed loss, a charge-off is recorded. Otherwise, a specific or general reserve is established, as applicable.

Net loan charge-offs as a percentage of average total loans equaled 0.39% in 2010, 0.29% in 2009 and 0.10% in 2008. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2010	2009	2008	2007	2006
Commercial Banking:
Commercial real estate	0.48%	0.20%	0.07%	(0.01)%	(0.14)%
Commercial and industrial	0.47	0.31	0.15	0.44	0.34
Equipment financing	0.44	0.70	0.12	0.19	0.04
Retail:
Residential mortgage	0.15	0.18	0.03	(0.02)	—
Home equity	0.17	0.17	0.05	0.03	0.02
Other consumer	1.60	1.90	1.45	0.41	0.56

Total portfolio	0.39%	0.29%	0.10%	0.10%	0.05%

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	2010		2009		2008		2007		2006
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial Banking:
Commercial real estate	$82.0	41.7%	$91.0	37.9%	$84.7	34.1%	$27.9	21.0%	$27.5	19.1%
Commercial and industrial	53.2	17.7	52.8	19.7	54.0	20.6	24.7	18.1	27.5	15.9
Equipment financing	26.3	12.0	21.8	8.7	12.7	8.4	18.3	11.0	16.0	9.3
Retail:
Residential mortgage	5.8	16.2	4.0	17.9	2.8	21.6	0.7	35.9	1.0	41.6
Home equity	2.7	10.0	1.8	12.2	1.7	11.1	0.5	10.5	1.0	10.8
Other consumer	2.5	2.4	1.1	3.6	1.6	4.2	0.6	3.5	1.0	3.3

Total allowance for loan losses	$172.5	100.0%	$172.5	100.0%	$157.5	100.0%	$72.7	100.0%	$74.0	100.0%

The allocation of the allowance for loan losses at December 31, 2010 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. Management believes that the level of the allowance for loan losses at December 31, 2010 is adequate to cover probable losses.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which interest accrual is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

The following table presents information on non-performing loans, real estate owned (“REO”) and repossessed assets:

As of December 31 (dollars in millions)	2010	2009	2008	2007	2006
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$82.5	$72.4	$29.8	$3.7	$0.2
Commercial and industrial	38.2	17.4	21.1	1.3	11.9
Equipment financing	36.0	20.6	5.8	3.1	2.1
Retail:
Residential mortgage	78.8	52.7	24.2	8.9	6.7
Home equity	9.1	5.3	2.8	3.1	1.5
Other consumer	0.6	0.4	0.6	0.2	0.2

Total originated non-performing loans (1)	245.2	168.8	84.3	20.3	22.6
REO	39.8	23.9	7.0	3.2	—
Repossessed assets	18.1	12.9	2.4	2.6	0.1

Total non-performing assets	$303.1	$205.6	$93.7	$26.1	$22.7

Acquired non-performing loans (2)	$359.8	$—	$—	$—	$—

Originated non-performing loans as a percentage of originated loans (3)	1.67%	1.19%	0.58%	0.23%	0.24%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets (3)	2.06	1.44	0.64	0.29	0.24
Tangible stockholders’ equity and allowance for loan losses	5.62	5.47	2.47	0.59	1.74

(1)	Reported net of government guarantees totaling $9.4 million, $8.3 million and $6.5 million at December 31, 2010, 2009 and 2008, respectively.
(2)	Represents acquired loans that meet People’s United Financial’s definition of a non-performing loan but for which the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement.
(3)	Calculations exclude acquired loans. Including acquired loans and acquired non-performing loans at December 31, 2010, non-performing loans were 3.45% of total loans, and non-performing assets were 3.77% of total loans, REO and repossessed assets.

Total non-performing assets increased $97.5 million in 2010 from December 31, 2009 and equaled 2.06% of originated loans, REO and repossessed assets at December 31, 2010. The change in total non-performing assets from December 31, 2009 includes increases in non-performing residential mortgage loans of $26.1 million, non-performing commercial and industrial loans of $20.8 million, non-performing equipment financing loans of $15.4 million, non-performing commercial real estate loans of $10.1 million, REO of $15.9 million and repossessed assets of $5.2 million. The increase in non-performing residential mortgage loans is a reflection of the continued higher levels of unemployment across People’s United Financial’s franchise and slower resolution of the foreclosure process. The increases in the commercial banking portfolios reflect broader economic weakness. The increase in repossessed assets reflects the addition of repossessed assets acquired in the Financial Federal acquisition ($11.7 million at December 31, 2010). The increase in REO primarily reflects the addition of $19.8 million of REO in connection with the acquisitions completed in 2010. Loans past due 90 days and still accruing totaled $1.2 million at December 31, 2010 compared to $11.8 million at December 31, 2009.

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

Total non-performing assets increased $111.9 million in 2009 from December 31, 2008 and equaled 1.44% of originated loans, REO and repossessed assets at December 31, 2009. The change in total non-performing assets from December 31, 2008 includes increases in non-performing commercial real estate loans of $42.6 million, non-performing residential mortgage loans of $28.5 million, non-performing equipment financing loans of $14.8 million, REO of $16.9 million and repossessed assets of $10.5 million. The increase in non-performing commercial real estate loans primarily reflects the classification of one shared national credit (totaling $16.3 million at December 31, 2009) as non-performing and the impact of continued economic weakness on the commercial real estate sector. The increase in non-performing residential mortgage loans is primarily a reflection of higher levels of unemployment across People’s United Financial’s franchise, while the increase in non-performing equipment financing loans reflects broader economic weakness. The increase in REO primarily reflects the transfer of one shared national credit (totaling $9.8 million at December 31, 2009) to REO as well as additional commercial properties transferred in 2009. The increase in repossessed assets reflects the higher level of repossessed equipment at PCLC.

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $464 million in originated potential problem loans at December 31, 2010. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2010, originated potential problem loans consisted of $210 million of commercial real estate loans, $134 million of commercial and industrial loans, and $120 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase in 2011.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United Financial’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Stockholders’ Equity and Dividends, and Market Risk Management.

Funding

At the current time, People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 92% of total assets at December 31, 2010. Borrowings also are an available source of funding. Based on People’s United Bank’s membership in the FHLB of Boston and the level of qualifying collateral available at December 31, 2010, People’s United Bank had up to $2.7 billion of borrowing capacity in the form of advances from the FHLB of Boston and Federal Reserve Bank of New York, and repurchase agreements. People’s United Bank also had unsecured borrowing capacity of $0.6 billion at December 31, 2010.

Deposits

	2010		2009		2008
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$3,872.6	—%	$3,509.0	—%	$3,173.4	—%
Savings, interest-bearing checking and money market	8,897.8	0.51	7,327.9	0.65	6,214.7	1.01

Total	12,770.4	0.36	10,836.9	0.44	9,388.1	0.67

Time deposits maturing:
Within 6 months	2,357.9	1.14	2,244.3	1.60	2,147.1	2.60
After 6 months but within 1 year	1,485.2	1.29	1,441.9	1.67	2,266.1	3.35
After 1 but within 2 years	840.0	1.69	757.1	1.90	325.2	2.99
After 2 but within 3 years	195.7	2.66	78.2	2.80	63.8	3.46
After 3 years	283.9	2.78	87.2	3.16	79.1	3.71

Total	5,162.7	1.42	4,608.7	1.72	4,881.3	3.00

Total deposits	$17,933.1	0.66%	$15,445.6	0.82%	$14,269.4	1.47%

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United Financial provides customers access to their deposits through nearly 340 branches, including 84 full-service Stop & Shop supermarket branches, more than 500 ATMs, telephone banking and an Internet banking site.

Deposits equaled 72% and 73% of total assets at December 31, 2010 and 2009, respectively. People’s United Financial assumed deposits with a fair value of $2.5 billion in connection with the acquisitions completed in 2010. Deposits and stockholders’ equity constituted over 95% of People’s United Financial’s funding base at both December 31, 2010 and 2009.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2010, People’s United Financial’s network of Stop & Shop branches held deposits totaling $2.3 billion and deposits in supermarket branches open for more than one year averaged $29 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 22% and 23% of total deposits at December 31, 2010 and 2009, respectively.

Time deposits of $100,000 or more totaled $1.9 billion at December 31, 2010, of which $565 million mature within three months, $303 million mature after three months but within six months, $519 million mature after six months but within one year and $513 million mature after one year. Brokered certificates of deposit totaled $7.9 million and $3.0 million at December 31, 2010 and 2009, respectively.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United Financial’s time deposits by rate category:

As of December 31 (in millions)	2010
1.25% or less	$2,778.7
1.26% to 2.00%	1,552.3
2.01% to 2.50%	282.9
2.51% to 3.00%	270.2
3.01% to 3.50%	85.9
3.51% to 4.00%	109.7
4.01% and greater	83.0

Total	$5,162.7

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2010.

	Period to Maturity from December 31, 2010
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
1.25% or less	$986.7	$608.9	$943.5	$236.4	$3.0	$0.2	$2,778.7
1.26% to 2.00%	324.4	209.0	463.9	485.6	60.1	9.3	1,552.3
2.01% to 2.50%	41.5	32.0	35.2	56.1	58.8	59.3	282.9
2.51% to 3.00%	55.1	29.2	8.6	11.7	5.6	160.0	270.2
3.01% to 3.50%	8.9	17.3	1.3	3.5	16.9	38.0	85.9
3.51% to 4.00%	15.3	18.7	8.8	22.1	31.8	13.0	109.7
4.01% and greater	5.3	5.6	23.9	24.6	19.5	4.1	83.0

Total	$1,437.2	$920.7	$1,485.2	$840.0	$195.7	$283.9	$5,162.7

Borrowings

	2010		2009		2008
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate FHLB advances maturing:
Within 1 year	$28.8	3.27%	$7.7	3.98%	$—	—%
After 1 but within 2 years	15.4	5.17	1.7	3.97	8.3	3.93
After 2 but within 3 years	65.9	2.65	—	—	1.8	3.96
After 3 but within 4 years	16.8	4.50	—	—	—	—
After 4 but within 5 years	1.5	4.37	—	—	—	—
After 5 years	380.9	3.05	5.4	2.04	5.0	2.14

Total FHLB advances	509.3	3.13	14.8	3.28	15.1	3.28

Repurchase agreements maturing:
Within 1 month	472.2	0.43	144.1	0.48	156.7	0.69
Within 1 year	1.0	0.80	—	—	—	—
After 1 but within 2 years	27.1	4.78	—	—	—	—
After 4 but within 5 years	1.0	1.75	—	—	—	—

Total repurchase agreements	501.3	0.67	144.1	0.48	156.7	0.69

Other	—	—	—	—	16.1	2.52

Total borrowings	$1,010.6	1.91%	$158.9	0.74%	$187.9	1.06%

At December 31, 2010, total borrowings equaled 4% of total assets compared to less than 1% at both December 31, 2009 and 2008. People’s United Financial retained FHLB advances and term repurchase agreements with fair values of $500 million and $27 million, respectively, which were assumed in connection with the Smithtown and LSB acquisitions. FHLB advances and repurchase agreements both represented 2% of total assets at December 31, 2010. Repurchase agreements at December 31, 2010, 2009 and 2008 primarily consisted of transactions with commercial and municipal customers.

In previous years, People’s United Financial’s primary source for borrowings were federal funds purchased, which are typically unsecured overnight loans among banks, in addition to advances from the FHLB of Boston, which provides credit for member institutions within its assigned region.

Subordinated Notes and Debentures

Subordinated notes and debentures totaled $182 million at both December 31, 2010 and 2009. People’s United Financial and People’s United Bank assumed subordinated notes and debentures with fair values of $36 million and $29 million, respectively, in connection with the acquisitions completed in 2010 and People’s United Financial assumed subordinated notes with a fair value of $115 million in connection with the Chittenden acquisition in 2008. In the first quarter of 2011, People’s United Bank redeemed $6 million of its 8.5% fixed rate subordinated notes due in 2016. See Note 11 to the Consolidated Financial Statements for additional information concerning subordinated notes and debentures.

In the fourth quarter of 2008, People’s United Financial and People’s United Bank both opted in to the FDIC Temporary Liquidity Guarantee Program, which provides a temporary guarantee of newly-issued senior unsecured debt, as defined (the “Debt Guarantee Program”). As of December 31, 2010, neither People’s United Financial nor People’s United Bank had any debt outstanding that qualifies under the Debt Guarantee Program. People’s United Bank may issue up to approximately $300 million of senior unsecured debt that would qualify under the Debt Guarantee Program. While People’s United Financial has retained the right to do so, the company does not, at this time, intend to issue senior unsecured debt that would qualify under the Debt Guarantee Program.

Contractual Cash Obligations

The following table is a summary of People’s United Financial’s contractual cash obligations, other than deposit liabilities, including operating leases. Additional information concerning these contractual cash obligations is included in Notes 10, 11 and 20 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2010 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$1,010.6	$502.0	$108.4	$19.3	$380.9
Subordinated notes and debentures	182.2	—	—	—	182.2

Total on-balance-sheet	1,192.8	502.0	108.4	19.3	563.1
Operating leases	241.1	38.1	54.6	44.8	103.6
Purchase obligations	251.9	74.2	104.5	50.9	22.3

Total	$1,685.8	$614.3	$267.5	$115.0	$689.0

Income tax liabilities totaling $4.7 million, including related interest and penalties, are not included in the above table as the timing of their resolution cannot be estimated. Similarly, obligations totaling $14.1 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 12 to the Consolidated Financial Statements for further discussion of People’s United Financial’s unrecognized income tax positions and affordable housing investments.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2010, People’s United Financial (parent company) liquid assets included $520 million in securities purchased under agreements to resell and $437 million in debt securities available for sale. People’s United Bank’s liquid assets included $955 million in cash and cash equivalents, $2.4 billion in debt securities available for sale and $84 million in trading account securities. Securities available for sale with a fair value of $1.43 billion at December 31, 2010 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $17.9 billion at December 31, 2010 and represented 74% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $1.0 billion and $182 million, respectively, at December 31, 2010, representing 4.2% and 0.7%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At December 31, 2010, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $2.7 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.6 billion at that date.

At December 31, 2010, People’s United Bank had outstanding commitments to originate loans totaling $0.8 billion and approved, but unused, lines of credit extended to customers totaling $3.6 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Earning Asset Mix

$21.7 billion as of December 31, 2010 (percent)

Funding Base

$24.3 billion as of December 31, 2010 (percent)

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.22 billion at December 31, 2010, a $119 million increase compared to $5.10 billion at December 31, 2009. This increase primarily reflects the issuances of 26.0 million shares of common stock with a fair value (net of issuance costs) of approximately $405 million in connection with the Financial Federal acquisition and 2.1 million shares of common stock with a fair value (net of issuance costs) of approximately $26 million in connection with the Smithtown acquisition, and net income of $85.7 million, partially offset by dividends paid of $218.1 million, the open market repurchase of 14.3 million shares of common stock at a total cost of $191.2 million, and a $24.2 million increase in Accumulated Other Comprehensive Loss since December 31, 2009.

Stockholders’ equity equaled 20.8% of total assets at December 31, 2010 and 24.0% at December 31, 2009. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 14.1% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at December 31, 2010 and 18.2% at December 31, 2009.

In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Also in January 2011, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1550 per share. The dividend was paid on February 15, 2011 to shareholders of record on February 1, 2011.

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through December 31, 2010, a total of 14.3 million shares of People’s United Financial common stock had been repurchased under the stock repurchase authorization at a total cost of $191.2 million.

In February 2011, People’s United Financial completed the repurchase of the maximum number of common stock authorized in April 2008 and began repurchasing common stock under the authorization announced in January 2011. Also in February 2011, People’s United Financial filed a registration statement with the Securities and Exchange Commission for 144,400 shares of its common stock. Such shares are issuable to the selling shareholders upon the exercise of outstanding warrants previously issued by Smithtown. The exercise price is approximately $37.83 per share, subject to certain adjustments.

People’s United Financial’s total stockholders’ equity was $5.10 billion at December 31, 2009, a $74 million decrease compared to $5.17 billion at December 31, 2008. This decrease primarily reflects dividends paid of $203.6 million partially offset by net income of $101.2 million.

Dividends declared and paid per common share totaled $0.6175, $0.6075 and $0.5833 for the years ended December 31, 2010, 2009 and 2008, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2010, 2009 and 2008 was 254.5%, 201.1% and 141.1%, respectively.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile.

People’s United Bank’s tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratios were 11.4%, 11.4% and 14.5%, respectively, at December 31, 2010, compared to 10.0%, 10.0% and 14.1%, respectively, at December 31, 2009. The improvement in these ratios from December 31, 2009 reflects a $981 million increase in People’s United Bank’s total equity capital in 2010, primarily attributable to the additional capital resulting from the acquisitions completed in 2010.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2010 to the OTS minimum requirements. At December 31, 2010, People’s United Bank’s adjusted total assets, as defined, totaled $22.1 billion and its total risk-weighted assets, as defined, totaled $18.5 billion. At December 31, 2010, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

As of December 31, 2010 (dollars in millions)	People’s United Bank			OTS Minimum Requirements
	Amount		Ratio	Amount	Ratio
Tangible capital	$2,522.2	(1)	11.4%	$331.3	1.5%
Leverage (core) capital	2,522.2	(1)	11.4	883.4	4.0
Total risk-based capital	2,693.1	(2)	14.5	1,481.4	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

Generally, a bank is considered “well capitalized” if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%. People’s United Bank’s regulatory capital ratios at December 31, 2010 exceeded the OTS numeric criteria for classification as “well capitalized.” See Note 14 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

In September 2010, the Basel Committee on Banking Supervision released revisions to recommended capital requirements, which are referred to as Basel III. People’s United Bank’s capital ratios at December 31, 2010 were well in excess of these new capital requirements. These new capital ratio requirements are still considered preliminary, and there is a prolonged implementation time frame. Management will monitor any proposed clarifications of the benchmarks.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2010 (percent)

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

The earnings projections are based on a static balance sheet and estimates of pricing levels for People’s United Financial’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s United Financial estimates its base case Income at Risk using current interest rates. Internal policy regarding IRR simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 7% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift.

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning December 31, 2010. Given the interest rate environment at December 31, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	16.1%
+200	10.5
+100	4.5
-25	(0.8)

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

Internal policy currently limits the exposure of a decrease in Net Present Value of Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: 5% for 100 basis points shift; 10% for 200 basis points shift; and 15% for 300 basis points.

The following table shows the estimated percentage change in People’s United Financial’s Net Present Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at December 31, 2010, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Net Present Value
+300	(3.1)%
+200	(1.0)
+100	(0.5)
-25	(0.1)

People’s United Financial’s interest rate risk position at December 31, 2010, as set forth in the Income at Risk and Net Present Value of Equity at Risk tables above, reflects its significant excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in liquid, short-term investments and securities resale agreements. While this strategy places additional pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

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

At December 31, 2010, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $19.6 million of this gain was recognized in income during the year ended December 31, 2010 and the remaining unrecognized gain at December 31, 2010 was $0.6 million, which is expected to be recognized in income in the first quarter of 2011.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. After impairment adjustments, the carrying amount of this receivable was $0.4 million at December 31, 2010.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2010 was $2.7 million, for which People’s United Financial had posted $2.2 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk. Also see Note 21 to the Consolidated Financial Statements.

As of December 31, 2010 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$5.7	$8.3
Weighted average interest rates:
Pay fixed (receive floating)	5.61%(0.26%)	N/A
Weighted average remaining term to maturity (in months)	26	1
Fair value recognized as a liability	$0.4	$0.1

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2010 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$491.5	$491.5
Weighted average interest rates:
Pay floating (receive fixed)	0.21%(3.32%)	—
Pay fixed (receive floating)	—	3.23%/(0.21%)
Weighted average remaining term to maturity (in months)	101	101
Fair value:
Recognized as an asset	$13.5	$3.5
Recognized as a liability	2.8	11.5

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of December 31, 2010, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2010, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

People’s United Financial’s Management’s Report on Internal Control Over Financial Reporting appears on page 93 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that John K. Dwight and Janet M. Hansen, members of the Audit Committee of the Board, are each an “audit committee financial expert” and are “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 25, 2011.

David A. Bodor, age 64 has been an Executive Vice President and Chief Credit Officer since January 1, 2008. Mr. Bodor was a Senior Vice President (Chief Credit Officer) since 2006. Mr. Bodor has served in various capacities for People’s United Bank since 1996.

Robert R. D’Amore, age 58, has been a Senior Executive Vice President (Retail and Business Banking Group) since January 1, 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr. D’Amore has served in various capacities for People’s United Bank since 1981.

David K. Norton, age 55, has been a Senior Executive Vice President and Chief Human Resources Officer since October 30, 2009. Prior to joining People’s United Financial, Mr. Norton was a Senior Vice President, Human Resources at the New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed by Starwood Hotels and Resorts, where he was an Executive Vice President, Human Resources.

Lee C. Powlus, age 50, has been an Executive Vice President and Chief Administrative Officer since September 16, 2010. Mr. Powlus was a Senior Vice President (Information Technology) since January 1, 2008. Mr. Powlus served as Director of Information Technology for Chittenden Corporation since 2001.

Louise T. Sandberg, age 59, has been a Senior Executive Vice President (Wealth Management Group) since January 1, 2008. Mrs. Sandberg was a Senior Vice President (Wealth Management Division) at Chittenden Bank since 1997. Mrs. Sandberg has served in various capacities for Chittenden Corporation since 1977.

Chantal D. Simon, age 46, has been a Senior Executive Vice President and Chief Risk Officer since July 18, 2010. Ms. Simon was an Executive Vice President and Chief Risk Officer since May 2009. Prior to joining People’s United Financial, Ms. Simon was employed by Merrill Lynch & Co. for twenty years, serving most recently as Chief Risk Officer of Merrill Lynch Bank USA and as head of risk management for all U.S. regulated bank entities at Merrill Lynch since June 2006.

Jeffrey J. Tengel, age 48, has been a Senior Executive Vice President (Commercial Banking Group) since January 1, 2011. Mr. Tengel was an Executive Vice President (Commercial Banking) since February 2010. Prior to joining People’s United Financial, Mr. Tengel was an Executive Vice President at PNC Financial Services Group since January 2009. Mr. Tengel was previously employed by National City Corporation for 23 years.

Robert E. Trautmann, age 57, has been a Senior Executive Vice President and General Counsel since July 18, 2010. Mr. Trautmann was an Executive Vice President and General Counsel since November 2008 and served as Acting General Counsel from February 2008 until his appointment as General Counsel. Mr. Trautmann was a Senior Vice President and Deputy General Counsel since January 1, 2008. Mr. Trautmann has served in various capacities for People’s United Bank since 1994.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,480,314	$16.91	17,059,829 (1)
Equity compensation plans not approved by security holders	0	n/a	0
Total	11,480,314	$16.91	17,059,829 (1)

(1)	Of this amount, 255,948 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 16,803,881 shares are issuable pursuant to the People’s United Financial, Inc. 2008 Long-Term Incentive Plan, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 18 to the Consolidated Financial Statements.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of People's United Financial, Inc. and the independent registered public accounting firm report thereon are included herein beginning on page F-1:

Consolidated Statements of Condition as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended

December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

Designation	Description

2.1	Agreement and Plan of Merger dated as of January 20, 2011 by and between People’s United Financial, Inc. and Danvers Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011)

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Fourth Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.4	Subordinated Note Purchase Agreement dated October 20, 2009, between River Bank and Commerce Bank & Trust Company

4.4(a)	Notice of Assumption of Certain Obligations of River Bank by People’s United Bank dated as of November 30, 2010

Designation	Description

4.5	Fiscal and Paying Agency Agreement dated as of June 29, 2009 by and between Bank of Smithtown as Issuer and Wilmington Trust Company as Fiscal and Paying Agent

4.5(a)	Supplemental Fiscal and Paying Agency Agreement dated as of November 30, 2010 by and among People’s United Financial, Inc., Bank of Smithtown and Wilmington Trust Company to Fiscal and Paying Agency Agreement dated as of June 29, 2009

4.6	Fiscal and Paying Agency Agreement dated as of July 27, 2009 by and between Bank of Smithtown as Issuer and Wilmington Trust Company as Fiscal and Paying Agent

4.6(a)	Supplemental Fiscal and Paying Agency Agreement dated as of November 30, 2010 by and among People’s United Financial, Inc., Bank of Smithtown and Wilmington Trust Company to Fiscal and Paying Agency Agreement dated as of July 27, 2009

4.7	Indenture dated as of September 25, 2003 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee

4.7(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of September 25, 2003

4.8	Junior Subordinated Indenture dated as of March 30, 2006 between Smithtown Bancorp, Inc. and Wilmington Trust Company as Trustee

4.8(a)	First Supplemental Indenture dated as of November 30, 2010 to Junior Subordinated Indenture dated as of March 30, 2006

4.9	Indenture dated as of March 5, 2008 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee

4.9(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of March 5, 2008

10.1*	Employment Agreement dated May 15, 2008 by and between People’s United Financial, Inc. and Philip R. Sherringham (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K on May 20, 2008)

10.1(a)*	Separation Agreement dated as of April 25, 2010 by and between Philip R. Sherringham and People’s United Financial, Inc. (incorporated by reference to Exhibit 10.1(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010)

10.2(a)*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.5(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.2(b)*	Form of Change in Control Agreement (Executive Vice Presidents) (incorporated by reference to Exhibit 10.5(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.3*	2011 Short-Term Incentive Plan

10.4*	People’s United Bank Split Dollar Cash Value Restoration Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.5*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

Designation	Description

10.6*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.7*	Form of Amendment to Stock Option Agreements (incorporated by reference to Exhibit 10.10(a) to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.8*	Form of Grant Agreement for Restricted Stock (incorporated by reference to Exhibit 10.11 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.9*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.10*	The People’s United Bank Enhanced Senior Pension Plan - First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.11*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.11(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.13*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.13(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.14*	Third Amended and Restated People’s Bank Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to Form S-1 filed with the Securities and Exchange Commission on November 2, 2006 (Registration No. 333-138389))

10.15*	Employee Stock Ownership Plan of People’s United Financial, Inc. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.15(a)*	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 1 (incorporated by reference to Exhibit 10.24(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.15(b)*	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 2 (incorporated by reference to Exhibit 10.24(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

Designation	Description

10.15(c)*	Employee Stock Ownership Plan of People’s United Financial, Inc. Amendment No. 3 (incorporated by reference to Exhibit 10.24(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.16*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.17*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.17(a)*	Form of Grant Agreement for Restricted Stock (Executive Officers) under 2007 Recognition and Retention Plan (corrected) (incorporated by reference to Exhibit 10.26(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.17(b)*	Form of Grant Agreement for Restricted Stock (Non-Executive Employees under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.17(c)*	Form of Grant Agreement for Restricted Stock (Non-Employee Directors) under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.18*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.18(a)*	Form of Grant Agreement for Stock Options (Executive Officers) under 2007 Stock Option Plan (corrected) (incorporated by reference to Exhibit 10.27(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.18(b)*	Form of Grant Agreement for Stock Options (Non-Executive Employees) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.18(c)*	Form of Grant Agreement for Stock Options (Non-Employee Directors) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.19*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(a)*	Amendment Number 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.20*	Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.20(a)*	Amendment to the Eastern Bancorp, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.29(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.21*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.21(a)*	Amendment Number 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.22	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1 **	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.
**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2011	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Finacial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2011	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2011	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2011	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Controller (Principal Accounting Officer)

Date: March 1, 2011	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 1, 2011	By:	/s/ George P. Carter
George P. Carter
Director

Date: March 1, 2011	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2011	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2011	By:	/s/ Eunice S. Groark
Eunice S. Groark
Director

Date: March 1, 2011	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2011	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date: March 1, 2011	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 1, 2011	By:	/s/ James A. Thomas
James A. Thomas
Director

STATEMENT OF MANAGEMENT'S RESPONSIBILITY

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by COSO.

People’s United Financial, Inc. acquired Smithtown Bancorp, Inc. and LSB Corporation on November 30, 2010. Management excluded from its assessment of the effectiveness of internal control over financial reporting, as of December 31, 2010, the internal control over financial reporting associated with (i) acquired assets of approximately $2.6 billion as of December 31, 2010 and (ii) total interest and non-interest income of approximately $11 million for the month then ended, which are included in the consolidated financial statements of People’s United Financial, Inc. as of and for the year ended December 31, 2010.

/s/ John P. Barnes	/s/ Jeffrey A. Hoyt
John P. Barnes	Jeffrey A. Hoyt
President and Chief Executive Officer	Senior Vice President and Interim Chief Financial Officer

Date: March 1, 2011

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

People’s acquired Smithtown Bancorp, Inc. (“Smithtown”) and LSB Corporation (“LSB”) on November 30, 2010. Management excluded from its assessment of the effectiveness of People’s internal control over financial reporting, as of December 31, 2010, the internal control over financial reporting associated with (1) acquired assets of approximately $2.6 billion as of December 31, 2010 and (2) total interest and non-interest income of approximately $11 million for the month then ended, which are included in the consolidated financial statements of People’s as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of People’s also excluded an evaluation of the internal control over financial reporting of Smithtown and LSB.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2011

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2010	2009
Assets
Cash and due from banks (note 3)	$354.7	$326.0
Short-term investments (note 3)	599.8	3,092.0

Total cash and cash equivalents	954.5	3,418.0

Securities purchased under agreements to resell (note 3)	520.0	400.0

Securities (note 4):
Trading account securities, at fair value	83.5	75.7
Securities available for sale, at fair value	2,831.1	739.7
Securities held to maturity, at amortized cost (fair value of $55.1 million and $55.3 million)	55.1	55.3
Federal Home Loan Bank stock, at cost	63.6	31.1

Total securities	3,033.3	901.8

Loans (note 5):
Commercial real estate	7,306.3	5,399.4
Commercial	5,196.0	4,042.5
Residential mortgage	2,838.0	2,546.9
Consumer	2,177.9	2,245.0

Total loans	17,518.2	14,233.8
Less allowance for loan losses	(172.5)	(172.5)

Total loans, net	17,345.7	14,061.3

Goodwill (notes 2 and 6)	1,723.4	1,261.7
Other acquisition-related intangibles (notes 2 and 6)	238.6	253.5
Premises and equipment (note 7)	325.1	264.5
Bank-owned life insurance	291.8	250.5
Other assets (notes 8 and 12)	604.7	445.9

Total assets	$25,037.1	$21,257.2

Liabilities
Deposits (note 9):
Non-interest-bearing	$3,872.6	$3,509.0
Savings, interest-bearing checking and money market	8,897.8	7,327.9
Time	5,162.7	4,608.7

Total deposits	17,933.1	15,445.6

Borrowings (note 10):
Federal Home Loan Bank advances	509.3	14.8
Repurchase agreements	501.3	144.1

Total borrowings	1,010.6	158.9

Subordinated notes and debentures (note 11)	182.2	181.8
Other liabilities (note 12)	691.9	370.2

Total liabilities	19,817.8	16,156.5

Commitments and contingencies (notes 20 and 21)

Stockholders’ Equity (notes 2 and 13)
Common stock ($0.01 par value; 1.95 billion shares authorized; 376.6 million shares and 348.2 million shares issued)	3.7	3.5
Additional paid-in capital	4,978.8	4,511.3
Retained earnings	772.6	914.5
Treasury stock, at cost (17.5 million shares and 3.2 million shares)	(248.9)	(58.6)
Accumulated other comprehensive loss (note 16)	(99.0)	(74.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (9.1 million shares and 9.4 million shares) (note 17)	(187.9)	(195.2)

Total stockholders’ equity	5,219.3	5,100.7

Total liabilities and stockholders’ equity	$25,037.1	$21,257.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2010	2009	2008
Interest and dividend income:
Commercial real estate	$312.1	$287.8	$302.1
Commercial	266.3	198.9	229.1
Residential mortgage	111.8	145.0	189.9
Consumer	89.6	95.4	110.9

Total interest on loans	779.8	727.1	832.0
Securities	43.5	32.4	30.8
Short-term investments	4.6	6.5	46.9
Securities purchased under agreements to resell	0.9	0.8	7.5

Total interest and dividend income	828.8	766.8	917.2

Interest expense:
Deposits (note 9)	112.8	173.4	262.1
Borrowings (note 10)	2.3	1.5	3.5
Subordinated notes and debentures (note 11)	14.7	15.1	15.2

Total interest expense	129.8	190.0	280.8

Net interest income	699.0	576.8	636.4
Provision for loan losses (note 5)	60.0	57.0	26.2

Net interest income after provision for loan losses	639.0	519.8	610.2

Non-interest income:
Investment management fees	32.0	32.4	36.8
Insurance revenue	28.8	30.0	33.3
Brokerage commissions	11.3	12.2	16.0

Total wealth management income	72.1	74.6	86.1
Bank service charges	126.3	128.8	127.7
Merchant services income	25.5	24.9	27.6
Net gains on sales of residential mortgage loans (note 5)	12.1	13.9	6.5
Bank-owned life insurance	6.7	8.4	8.3
Net security gains (losses) (note 4)	(1.0)	22.0	8.3
Other non-interest income (note 7)	57.5	36.5	39.1

Total non-interest income	299.2	309.1	303.6

Non-interest expense:
Compensation and benefits (notes 17 and 18)	380.4	350.5	344.6
Occupancy and equipment	114.4	109.8	110.3
Professional and outside service fees	72.7	44.0	48.0
Merger-related expenses (note 2)	23.3	2.0	36.5
Merchant services expense	21.2	21.0	23.9
Other non-interest expense (notes 6 and 7)	199.2	157.3	145.7

Total non-interest expense	811.2	684.6	709.0

Income before income tax expense	127.0	144.3	204.8
Income tax expense (note 12)	41.3	43.1	67.0

Net income	$85.7	$101.2	$137.8

Earnings per common share (note 15)
Basic	$0.24	$0.30	$0.41
Diluted	0.24	0.30	0.41

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2007	$3.0	$3,642.8	$1,079.6	$(51.8)	$(18.6)	$(209.6)	$4,445.4
Comprehensive income:
Net income	—	—	137.8	—	—	—	137.8
Other comprehensive loss, net of tax (note 16)	—	—	—	—	(55.8)	—	(55.8)

Total comprehensive income							82.0

Common stock issued in the Chittenden Corporation acquisition, net (note 2)	0.5	769.7	—	—	—	—	770.2
Cash dividends on common stock ($0.5833 per share)	—	—	(194.4)	—	—	—	(194.4)
Restricted stock awards	—	29.6	(0.6)	(6.1)	—	—	22.9
ESOP common stock committed to be released (note 17)	—	—	(1.2)	—	—	7.2	6.0
Stock options and related tax benefits	—	40.3	—	—	—	—	40.3
Tax benefits related to dissolution of People’s Mutual Holdings	—	2.7	—	—	—	—	2.7
Effect of changing pension plan measurement date, net of tax (note 17)	—	—	(0.3)	—	(1.0)	—	(1.3)

Balance at December 31, 2008	3.5	4,485.1	1,020.9	(57.9)	(75.4)	(202.4)	5,173.8
Comprehensive income:
Net income	—	—	101.2	—	—	—	101.2
Other comprehensive income, net of tax (note 16)	—	—	—	—	0.6	—	0.6

Total comprehensive income							101.8

Cash dividends on common stock ($0.6075 per share)	—	—	(203.6)	—	—	—	(203.6)
Restricted stock awards	—	18.5	(0.1)	(0.7)	—	—	17.7
ESOP common stock committed to be released (note 17)	—	—	(1.5)	—	—	7.2	5.7
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(2.4)	—	—	—	(2.4)
Stock options and related tax benefits	—	7.7	—	—	—	—	7.7

Balance at December 31, 2009	3.5	4,511.3	914.5	(58.6)	(74.8)	(195.2)	5,100.7
Comprehensive income:
Net income	—	—	85.7	—	—	—	85.7
Other comprehensive loss, net of tax (note 16)	—	—	—	—	(24.2)	—	(24.2)

Total comprehensive income							61.5

Common stock issued in acquisitions, net (note 2):
Financial Federal Corporation	0.3	405.1	—	—	—	—	405.4
Smithtown Bancorp, Inc.	—	26.4	—	—	—	—	26.4
Cash dividends on common stock ($0.6175 per share)	—	—	(218.1)	—	—	—	(218.1)
Restricted stock awards	—	24.2	(0.1)	0.8	—	—	24.9
ESOP common stock committed to be released (note 17)	—	—	(2.4)	—	—	7.3	4.9
Common stock repurchased (note 13)	(0.1)	—	—	(191.1)	—	—	(191.2)
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(7.0)	—	—	—	(7.0)
Stock options and related tax benefits	—	11.8	—	—	—	—	11.8

Balance at December 31, 2010	$3.7	$4,978.8	$772.6	$(248.9)	$(99.0)	$(187.9)	$5,219.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$85.7	$101.2	$137.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60.0	57.0	26.2
Depreciation and amortization of premises and equipment	35.3	32.8	31.7
Impairment loss on premises and equipment	—	—	19.3
Amortization of leased equipment	16.1	12.3	8.3
Amortization of other acquisition-related intangibles	21.7	20.6	21.3
Deferred income tax benefit	(6.0)	(14.6)	(15.4)
Net security (gains) losses	1.0	(22.0)	(8.3)
Net gains on sales of residential mortgage loans	(12.1)	(13.9)	(6.5)
ESOP common stock committed to be released	4.9	5.7	6.0
Expense related to share-based awards	25.9	24.7	22.1
Originations of loans held-for-sale	(892.5)	(1,143.2)	(587.3)
Proceeds from sales of loans held-for-sale	887.4	1,117.5	535.3
Net increase in trading account securities	(7.8)	(54.3)	(2.7)
Net changes in other assets and other liabilities	10.9	(20.3)	37.3

Net cash provided by operating activities	230.5	103.5	225.1

Cash Flows from Investing Activities:
Net (increase) decrease in securities purchased under agreements to resell	(120.0)	(400.0)	428.0
Proceeds from sales of securities available for sale	226.4	1,041.1	645.5
Proceeds from sales of other securities	—	5.6	6.9
Proceeds from principal repayments of securities available for sale	994.6	1,646.0	1,610.6
Proceeds from principal repayments of securities held to maturity	0.2	0.6	0.5
Purchases of securities available for sale	(2,670.3)	(1,595.8)	(3,131.7)
Purchases of securities held to maturity	—	(55.0)	—
Proceeds from sales of loans	5.5	9.3	53.2
Net loan principal collections	148.9	288.0	29.8
Purchases of premises and equipment	(30.1)	(35.3)	(28.3)
Purchases of leased equipment	(47.4)	(26.2)	(22.6)
Net cash paid in sales of branches	—	(16.2)	(20.7)
Proceeds from sales of real estate owned	28.9	8.8	4.1
Return of premiums on bank-owned life insurance, net	3.0	—	1.2
Cash paid, net of cash acquired, in acquisitions	(188.9)	—	(762.8)

Net cash (used in) provided by investing activities	(1,649.2)	870.9	(1,186.3)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(13.9)	1,194.5	(817.1)
Net increase (decrease) in borrowings with terms of three months or less	318.0	(28.8)	48.7
Repayments of borrowings with terms of more than three months	(871.1)	(1.1)	(4.7)
Proceeds from borrowings with terms of more than three months	3.7	0.7	—
Repayments of subordinated notes and debentures	(65.7)	—	—
Cash dividends paid on common stock	(218.1)	(203.6)	(194.4)
Common stock repurchases	(198.2)	(2.4)	—
Proceeds from stock options exercised, including excess income tax benefits	0.5	0.4	28.4

Net cash (used in) provided by financing activities	(1,044.8)	959.7	(939.1)

Net (decrease) increase in cash and cash equivalents	(2,463.5)	1,934.1	(1,900.3)
Cash and cash equivalents at beginning of year	3,418.0	1,483.9	3,384.2

Cash and cash equivalents at end of year	$954.5	$3,418.0	$1,483.9

Supplemental Information:
Interest payments	$127.1	$190.2	$271.4
Income tax payments	45.5	48.7	82.2
Real estate properties acquired by foreclosure	24.9	26.3	7.6
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	4,203.3	—	6,851.2
Liabilities	4,053.9	—	6,719.1
Common stock issued in acquisitions	431.8	—	770.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Summary of Significant Accounting Policies

People’s United Financial, Inc. (“People’s United Financial”) is a savings and loan holding company (within the meaning of the Home Owners’ Loan Act) and is incorporated under the state laws of Delaware. The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and business banking, and wealth management services to individual, corporate and municipal customers.

People’s United Bank, which is a federally-chartered stock savings bank, provides a full range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: brokerage, financial advisory services, investment management services and life insurance provided through People’s Securities, Inc.; equipment financing provided through People’s Capital and Leasing Corp. and People’s United Equipment Finance Corp.; and other insurance services provided through People’s United Insurance Agency, Inc. People’s United Financial’s overall financial results are particularly dependent on economic conditions in New England and New York, which are its primary markets, although economic conditions elsewhere in the United States affect its equipment financing business. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

People’s United Financial is regulated by the Office of Thrift Supervision (the “OTS”) and subject to OTS examination, supervision and reporting requirements. Under its federal charter, People’s United Bank is regulated by the OTS.

On April 16, 2007, People’s United Financial, People’s United Bank and People’s Mutual Holdings completed their second-step conversion from a mutual holding company structure to a fully-public stock holding company structure. People’s Mutual Holdings merged with and into People’s United Bank, with People’s United Bank as the surviving entity, and People’s United Bank became a wholly-owned subsidiary of People’s United Financial.

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

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates, which are included in the discussion below, are reviewed with the Audit Committee of the Board of Directors.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments with an original maturity of three months or less (determined as of the date of purchase), such as interest-earning deposits at the Federal Reserve Bank of New York, government-sponsored enterprise (“GSE”) debt securities, federal funds sold, commercial paper and money market mutual funds. These instruments are held-to-maturity and reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities carry the implicit backing of the U.S. government but are not direct obligations of the U.S. government.

Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase.

Securities purchased for sale in the near term as well as those held by People’s Securities, Inc. (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

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

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. Continued operating losses or further declines in capital could cause People’s United Financial to conclude that the fair value of its investment in FHLB of Boston stock is less than its par value. However, based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the company’s investment at December 31, 2010 and the cost of the investment approximates fair value. As a result of the Smithtown acquisition, People’s United Financial acquired shares of capital stock in the FHLB of New York, which continues to pay dividends, totaling $18 million.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) People’s United Financial has an intention to sell the security; (ii) it is more likely than not that People’s United Financial will be required to sell the security prior to recovery; or (iii) People’s United Financial does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. As of December 31, 2010, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

Securities Resale and Securities Repurchase Agreements

In securities resale agreements, a counterparty transfers securities to People’s United Financial (as transferee) and People’s United Financial agrees to resell the same or substantially the same securities to the counterparty at a fixed price in the future. In securities repurchase agreements, People’s United Financial (as transferor) transfers securities to a counterparty and agrees to repurchase the same or substantially the same securities from the counterparty at a fixed price in the future. People’s United Financial accounts for resale agreements as secured lending transactions and repurchase agreements as secured borrowings since the transferor maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The securities are pledged by the transferor as collateral and the transferee has the right by contract to sell or repledge that collateral provided the same or substantially the same collateral and related interest, if any, is returned to the transferor upon maturity of the underlying agreement. The fair value of the pledged collateral approximates the recorded amount of the secured loan or borrowing. Decreases in the fair value of the transferred securities below an established threshold require the transferor to provide additional collateral.

Loans

‘Originated loans’ represent all loans other than the portfolios acquired in the 2010 acquisitions, while ‘acquired loans’ represent the acquisition-date portfolios in the 2010 acquisitions that are accounted for as loan pools.

Basis of Accounting

Originated loans are reported at amortized cost less the allowance for loan losses. Interest on loans is accrued to income monthly based on outstanding principal balances. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which interest accrual is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans are considered impaired when, based on current information and events, it is probable the company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain loans whose terms have been modified in such a way that they are considered troubled debt restructurings (“TDRs”). Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) a reduction of the stated interest rate for the remaining contractual term of the loan; (ii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iii) capitalization of interest; or (iv) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported (net of the allowance) at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the company will be unable to collect all contractually required payments receivable are initially recorded at fair value without a carryover of the related allowance for loan losses. Fair value is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then applying a market-based discount rate to those cash flows. The excess of the undiscounted expected cash flows at the acquisition date over the estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining lives of the acquired loans. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. Decreases in the expected cash flows in subsequent periods require the establishment of an allowance for loan losses. Improvements in expected cash flows in future periods result in a reduction of the nonaccretable difference, with such amount reclassified as part of the accretable yield and subsequently recognized into interest income over the remaining lives of the acquired loans. Charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Loans held for sale are reported at the lower of cost or fair value in the aggregate, considering the effect of forward sales commitments, with any adjustment for net unrealized losses reported in non-interest income. Management identifies and designates as loans held for sale certain newly originated adjustable-rate and fixed-rate residential mortgage loans that meet secondary market requirements, as these loans are originated with the intent to sell. From time to time, management identifies and designates residential mortgage loans held in the loan portfolio for sale. These loans are transferred to loans held for sale at the lower of cost or fair value at the time of transfer and the resulting unrealized loss is reported in non-interest income.

Allowance and Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The company’s allowance for loan losses consists of three elements: (i) an allowance for larger-balance, non-homogeneous loans that are evaluated on an individual (loan-by-loan) basis; (ii) an allowance for smaller-balance homogeneous loans that are evaluated on a collective basis; and (iii) a specific allowance for individual loans deemed to be impaired.

The company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated one represent those loans least likely to default while loans rated nine represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. Estimated loan default factors are multiplied by loan balances within each risk-rating category and again multiplied by an historical loss-given-default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are updated annually based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing this element of the allowance for loan losses, the company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model which may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the company considers both economic and portfolio-specific data that correlates with loan losses. The company annually reviews this data to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, the company evaluates the factors in order to conclude that they continue to be adequate based on current economic conditions.

Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans. This element of the allowance for loan losses is established based upon a consideration of recent historical loss experience, delinquency trends, and portfolio-specific risk characteristics, including: (i) collateral values/loan-to-value ratios; (ii) borrower credit scores; (iii) portfolio concentrations; and (iv) other relevant portfolio risk elements.

The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the company’s impaired loans consist of (i) classified commercial loans in excess of $250,000 that have been placed on non-accrual status and (ii) loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair values of the collateral (based on appraisals and other market information) less costs to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less costs to sell). It would be rare for the company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

People’s United Financial performs an analysis of its impaired loans, including collateral dependent impaired loans, on a quarterly basis. Individually impaired collateral dependent loans are measured based upon the appraised value of the underlying collateral and other market information. Generally, the company’s policy is to obtain updated appraisals for commercial collateral dependent loans when the loan is downgraded to a risk rating of “substandard” or “doubtful”, and the most recent appraisal is more than 12 months old or a determination has been made that the property has experienced a significant decline in value. Appraisals are prepared by independent, licensed third-party appraisers and are subject to review by the company’s internal commercial appraisal department or external appraisers contracted by the commercial appraisal department. The conclusions of the external appraisal review are reviewed by the company’s Chief Commercial Appraiser prior to acceptance. The company’s policy with respect to impaired residential mortgage loans is to receive updated appraisals upon the loan being classified as non-performing (typically upon becoming 90 days past due).

In determining the allowance for loan losses, People’s United Financial gives appropriate consideration to the age of appraisals through its regular evaluation of other relevant qualitative and quantitative information. Specifically, between scheduled appraisals, property values are monitored within the commercial portfolio by reference to current originations of collateral dependent loans and the related appraisals obtained during underwriting as well as by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within the company’s primary lending areas.

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

People’s United Financial did not change its methodology for determining the allowance for loan losses during 2010. While People’s United Financial seeks to use the best available information in determining the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Loan Charge-Offs

The company’s charge-off policies, which comply with standards established by banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be recorded on the remaining loan balance based on the same criteria.

For unsecured consumer loans, charge-offs generally occur when the loan is deemed to be uncollectible or 120 days past due, whichever occurs first. For consumer loans secured by real estate, including residential mortgage loans, charge-offs generally occur when the loan is deemed to be uncollectible or 180 days past due, whichever occurs first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that demonstrate an ability to repay may include (i) a loan that is secured by adequate collateral and is in the process of collection, (ii) a loan supported by a valid guarantee or insurance, or (iii) a loan supported by a valid claim against a solvent estate.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For commercial banking loans, a charge-off is recorded when the company determines that it will not collect all amounts contractually due based on the fair value of the collateral (less costs to sell), or the present value of expected future cash flows.

The decision whether to charge-off all or a portion of a loan rather than record a specific or general loss allowance is based on an assessment of all available information which aids in determining the loan’s net realizable value. Typically this involves consideration of both (i) the fair value of any collateral securing the loan, including whether the estimate of fair value has been derived from an appraisal or other market information, and (ii) other factors affecting the likelihood of repayment, including the existence of guarantees and insurance. If the amount by which the company’s recorded investment in the loan exceeds its net realizable value is deemed to be a confirmed loss, a charge-off is recorded. Otherwise, a specific or general reserve is established, as applicable.

Wealth Management and Other Fee-Based Revenues

Investment management fees are accrued when earned based on total assets managed and administered, which are not reported as assets of People’s United Financial. Insurance revenue represents commissions earned solely from performing broker- and agency-related services. Insurance commission revenues related to agency-billed policies are recognized at the later of the policy billing date or the policy effective date. Insurance commission revenues on premiums directly billed by insurance carriers are generally recognized as revenue during the period commissions are paid by the insurance carrier. Brokerage commissions are recognized on a trade-date basis. Bank service charges are recorded when earned.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies purchased on the lives of certain key executives and former key executives. BOLI funds are generally invested in separate accounts and are supported by a stable wrap agreement to fully insulate the underlying investments against changes in fair value. Increases in the cash surrender value of these policies and death benefits in excess of the related invested premiums are included in non-interest income in the Consolidated Statements of Income. The company’s BOLI policies have been underwritten by highly-rated third party insurance carriers and the investments underlying these policies are deemed to be of low-to-moderate market risk.

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

Goodwill and Other Acquisition-Related Intangibles

The Financial Accounting Standards Board (the “FASB”) standards on accounting for business combinations require an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree, if any, at fair value as of the acquisition date. Contingent consideration, if any, is also recognized and measured at fair value on the date of acquisition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition, those standards require that: (i) acquisition-related transaction costs be expensed as incurred; (ii) specific requirements be met in order to accrue for a restructuring plan as part of the acquisition; (iii) certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without an allocated allowance for loan losses.

The standards described above apply to business combinations completed on or after January 1, 2009. For acquisitions completed prior to January 1, 2009, the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, acquisition-related transaction costs were recorded as part of the acquisition cost and an allocated allowance for loan losses was recognized.

Intangible assets are recognized in an amount equal to the excess of the purchase price over the fair value of the tangible net assets acquired. “Acquisition-related intangibles” are separately identified, where appropriate, for assets such as trade name and the estimated values of acquired core deposits and/or customer relationships. The remaining intangible asset is classified as goodwill.

Goodwill and indefinite-lived intangible assets are not amortized but, rather, are reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability. Impairment losses on other acquisition-related intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

The trade name intangible is amortized on an accelerated basis over a period of approximately 20 years, reflecting the manner in which the related benefit is realized. Core deposit intangibles are amortized over 10 years on an accelerated basis that reflects the manner in which the related benefit attributable to the acquired deposits will be recognized. Customer relationship intangibles are amortized on a straight-line basis (approximating the manner in which the benefit is realized) over the estimated remaining average life of those relationships (ranging from 7 to 15 years from the respective acquisition dates).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In estimating the fair value of its reporting units, People’s United Financial uses a present-value measurement technique (discounted cash flow analysis based on internal forecasts) and, to a lesser extent, market-based trading and transaction multiples. More weight is given to the discounted cash flow analysis as: (i) market-based multiples are not deemed directly comparable given the difficulty in identifying operating entities that are substantially similar to the reporting units; (ii) market-based multiples are not deemed to be highly reliable in periods of limited capital markets activity (such as that which has existed during the last several years); and (iii) internal forecasts provide an informed view of longer-term performance based on the company’s business plan and growth strategy. The discounted cash flow analysis is based on significant assumptions and judgments including future growth rates and discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

For the purpose of goodwill impairment testing, management has identified reporting units based upon the company’s business segments: Commercial Banking, Retail and Business Banking, and Wealth Management. People’s United Financial performed its annual goodwill impairment test as of October 1, 2010 and determined that the fair value of each reporting unit exceeded its respective carrying amount. As a result, an impairment loss was not recognized.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Effective January 1, 2009, in accordance with new accounting requirements issued by the FASB, unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Accordingly, companies that issue share-based payment awards considered to be participating securities, including People’s United Financial, are required to calculate basic and diluted EPS amounts under the two-class method. Restricted stock awards granted by People’s United Financial are considered participating securities pursuant to this guidance. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the dilutive impact of the participating securities from the denominator. EPS amounts for the years ended December 31, 2010, 2009 and 2008 have been presented in accordance with these requirements.

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

Notes to Consolidated Financial Statements

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

In January 2010, the FASB amended its standards related to disclosure of fair value measurements to require: (i) disclosure of amounts transferred in and out of Level 1 and Level 2 of the fair value hierarchy; (ii) a reconciliation, presented on a gross basis rather than a net basis, of activity in the Level 3 fair value measurements; (iii) greater disaggregation of the assets and liabilities for which fair value measurements are presented; and (iv) more robust disclosure of the valuation techniques and inputs used to measure assets and liabilities in Level 2 and Level 3. The new requirements were effective January 1, 2010 for People’s United Financial, with the exception of the requirement related to the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for People’s United Financial). The applicable disclosures have been provided in Note 19.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Loan Modifications

In March 2010, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus that a modified loan in a pool of purchased credit-impaired loans should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. The company applies this guidance in accounting for modifications of loans within the pools comprising the acquired loan portfolio. Adoption of the guidance in 2010 did not have a significant impact on the company’s Consolidated Financial Statements.

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the FASB amended its standards related to required disclosures about the credit quality of financing receivables and the allowance for credit losses. As a result, companies are required to provide expanded credit risk disclosures (such as aging information and credit quality indicators) and expanded disclosures related to the allowance for credit losses (such as a disaggregated rollforward of activity in the allowance). Both new and existing disclosures must be disaggregated either by portfolio segment or by class of financing receivable that are based, in part, on how a company develops its allowance for credit losses and manages its credit exposure. The amendments requiring disclosure as of the end of a reporting period are effective for periods ending on or after December 15, 2010 (December 31, 2010 for People’s United Financial). The amendments requiring disclosures about activity that occurs during a reporting period are generally effective for periods beginning on or after December 15, 2010 (January 1, 2011 for People’s United Financial). In January 2011, the FASB temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. The applicable disclosures required at December 31, 2010 have been provided in Note 5.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

In December 2010, the FASB amended its standards related to intangible assets by modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for periods beginning on or after December 15, 2010 (January 1, 2011 for People’s United Financial) and is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Business Combinations

In December 2010, the FASB amended its standards related to business combinations by (i) providing clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required when comparative financial statements are presented and (ii) requiring entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. For People’s United Financial, these amendments are effective for business combinations for which the acquisition date is on or after January 1, 2011.

NOTE 2—Acquisitions

Smithtown and LSB

On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts.

Total consideration paid in the Smithtown acquisition of approximately $56 million consisted of approximately $30 million in cash and 2.1 million shares of People’s United Financial common stock with a fair value of approximately $26 million. Cash consideration was paid at the rate of $3.77 per share of Smithtown common stock and stock consideration was paid at the rate of 0.304 shares of People’s United Financial common stock per share of Smithtown common stock. At the acquisition date, Smithtown operated 30 branches, including 29 on Long Island and one in New York City.

Total consideration paid in the LSB acquisition consisted of approximately $95 million in cash. At the acquisition date, LSB operated seven branches, including five in the greater Boston area and two in southern New Hampshire.

The assets acquired and liabilities assumed in these transactions were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the year ended December 31, 2010 include the results of Smithtown and LSB beginning with the closing date. Merger-related expenses relating to these transactions totaling $5.5 million were recorded in 2010.

The excess of the respective purchase prices over the estimated fair value of the net assets acquired has been recorded as goodwill. Goodwill was allocated to the Retail and Business Banking segment and the Commercial Banking segment.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisitions of Smithtown and LSB are summarized as follows:

(in millions)	Smithtown	LSB
Assets:
Cash and cash equivalents	$151.8	$44.2
Securities	206.8	163.5
Loans	1,607.3	523.9
Goodwill	114.3	58.1
Core deposit intangible	5.1	0.9
Premises and equipment	54.4	9.8
Real estate owned	10.0	1.1
Other assets	148.5	35.5

Total assets	$2,298.2	$837.0

Liabilities:
Deposits	$1,798.8	$475.1
Borrowings	333.5	252.5
Subordinated notes and debentures	58.2	6.5
Other liabilities	51.3	8.1

Total liabilities	$2,241.8	$742.2

Total purchase price	$56.4	$94.8

Net deferred tax assets totaling $97.3 million relating to the Smithtown acquisition and $15.2 million relating to the LSB acquisition were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a 7-year period for Smithtown and a 9-year period for LSB using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

Butler Bank

On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts, with four branches in the greater Boston market. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the year ended December 31, 2010 include the results of Butler Bank beginning with the closing date. Merger-related expenses totaling $0.7 million were recorded in 2010.

The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and real estate owned). The FDIC is obligated to reimburse People’s United Bank for 80% of any future losses on covered assets up to $34.0 million. People’s United Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under the loss-sharing coverage.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The asset arising from the loss-sharing coverage (referred to as the “FDIC loss-share receivable” and included in other assets in the Consolidated Statements of Condition) is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as the loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Goodwill was allocated to the Retail and Business Banking segment and the Commercial Banking segment.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Butler Bank are summarized as follows:

(in millions)	Butler Bank
Assets:
Cash and cash equivalents	$31.6
Securities	4.4
Loans	143.3
Goodwill	24.1
Core deposit intangible	0.7
FDIC loss-share receivable	26.2
Real estate owned	13.7
Other assets	0.8

Total assets	$244.8

Liabilities:
Deposits	$227.5
Borrowings	14.0
Other liabilities	3.3

Total liabilities	$244.8

Net deferred tax liabilities totaling $1.1 million were established in connection with recording the related purchase accounting adjustments. All borrowings assumed by People’s United Bank were repaid prior to June 30, 2010. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a 5-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Federal

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses.

Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the closing date and People’s United Financial’s results of operations for the year ended December 31, 2010 include the results of Financial Federal beginning with the closing date. Merger-related expenses recorded in 2010 totaled $17.1 million, including (i) fees for investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs and (iii) compensatory charges.

The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. All goodwill was allocated to the Commercial Banking segment. There were no specifically-identifiable intangible assets in the Financial Federal acquisition.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Financial Federal are summarized as follows:

(in millions)	Financial Federal
Assets:
Cash and cash equivalents	$1.8
Loans	1,219.2
Goodwill	268.2
Premises and equipment	1.6
Repossessed assets	23.6
Other assets	9.7

Total assets	$1,524.1

Liabilities:
Borrowings	$801.5
Other liabilities	23.6

Total liabilities	$825.1

Total purchase price	$699.0

Net deferred tax assets totaling $9.0 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). All borrowings assumed by People’s United Financial were repaid prior to March 31, 2010.

The preceding summaries include adjustments to record the acquired assets and assumed liabilities at their respective fair values based on management’s best estimate using the information available at this time. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items as compared to the information presented, management does not expect that such changes, if any, will be material.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value without a carryover of the respective allowance for loan losses. Fair values of the loans are determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans were segregated into pools based on their principal common risk characteristics such as broad asset types (i.e. loans, leases; construction, permanent), loan/collateral type (i.e. commercial, commercial real estate, residential mortgage) and accrual status (i.e. performing, non-performing). The discounts on the loans acquired in these transactions were due, in part, to credit quality.

For the loans acquired in these transactions, the excess of expected cash flows at the acquisition date over estimated fair value is referred to as the “accretable yield”, which is recognized into interest income over the remaining lives of the loans. The difference between contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. Decreases in the expected cash flows in subsequent periods will require People’s United Financial to record an allowance for loan losses. Improvements in expected cash flows in future periods will result in a reduction of the nonaccretable difference, with such amount reclassified as part of the accretable yield and subsequently recognized into interest income over the remaining lives of the acquired loans. Charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Upon acquisition in 2010, the loan portfolios had, on a combined basis, contractually required principal and interest payments receivable of $5.04 billion; expected cash flows of $4.53 billion; and a fair value of $3.49 billion. The difference between the contractually required payments receivable and the expected cash flows ($514.8 million) represents the nonaccretable difference. The difference between the expected cash flows and fair value ($1.04 billion) represents the accretable yield. Both the contractually required payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2010, the outstanding balance and the carrying amount of the acquired loan portfolios were $3.21 billion and $2.88 billion, respectively. There was no related allowance for loan losses for these portfolios at that date, as there were no decreases in expected cash flows compared to the estimates made at the acquisition dates. Included in the Consolidated Statements of Income for the year ended December 31, 2010 was approximately $96 million of interest income attributable to these acquisitions since the respective acquisition dates.

Deposits

The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Time deposits were valued based on the present value of the contractual cash flows over the remaining period to maturity using a market rate.

Borrowings and Subordinated Notes and Debentures

The fair values of FHLB advances and repurchase agreements represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair values of subordinated notes and debentures were based on dealer quotes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accretable yield for the acquired loan portfolios:

(in millions)	Accretable Yield
Balance at January 1, 2010	$-
Additions:
Smithtown	783.4
LSB	134.0
Butler Bank	35.6
Financial Federal	84.7

Total	1,037.7
Accretion	(82.9)

Balance at December 31, 2010	$954.8

The following table presents selected pro forma financial information reflecting the acquisitions completed in 2010 assuming they were all completed as of the beginning of the respective periods:

Years ended December 31 (in millions, except per share data)	2010	2009
Selected Financial Results:
Net interest income	$783.2	$765.6
Provision for loan losses	60.0	57.0
Non-interest income	312.0	329.1
Non-interest expense	876.2	788.8
Net income	$106.5	$166.9
Basic and diluted earnings per share	$0.29	$0.39

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

Chittenden

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Merger-related charges totaling $41.0 million were recorded in 2008, representing (i) a $4.5 million charge to the provision for loan losses to align allowance for loan loss methodologies across the combined organization and (ii) $36.5 million of merger-related expenses. The latter amount consisted of asset impairment charges ($19.3 million), principally to write-off certain capitalized costs, costs relating to severance and branch closings ($10.5 million), and other accrued liabilities ($6.7 million).

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

On January 1, 2009, the separate bank charters of the six former Chittenden banks, all previously wholly-owned subsidiaries of People’s United Bank, were consolidated into People’s United Bank, where they continued to operate as divisions of People’s United Bank. In June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010 (see Note 6).

NOTE 3—Cash and Short-Term Investments

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $50.8 million and $159.0 million at December 31, 2010 and 2009, respectively, were maintained to satisfy federal regulatory requirements. These amounts are included in cash and due from banks in the Consolidated Statements of Condition.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2010	2009
Interest-earning deposits at the Federal Reserve Bank of New York	$570.3	$3,064.1
Money market mutual funds	16.7	5.9
Federal funds sold	7.1	4.1
GSE debt securities	—	12.0
Other	5.7	5.9

Total short-term investments	$599.8	$3,092.0

In the fourth quarter of 2008, the Federal Reserve began paying interest on both required reserves and excess cash balances on deposit at the Federal Reserve. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both December 31, 2010 and 2009. Also included in short-term investments are GSE debt securities with maturities of 90 days or less. Given the short duration of these securities, they are classified as held to maturity and carried at amortized cost, which approximates fair value.

In connection with its securities purchased under agreements to resell, People’s United Financial takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2010 and 2009 was $531 million and $409 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$476.2	$0.3	$(0.2)	$476.3
GSE residential mortgage-backed securities and CMOs	2,289.0	14.5	(12.9)	2,290.6
State and municipal	57.6	0.6	—	58.2
Other	4.5	—	—	4.5

Total debt securities	2,827.3	15.4	(13.1)	2,829.6
Equity securities	1.5	—	—	1.5

Total securities available for sale	$2,828.8	$15.4	$(13.1)	$2,831.1

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.1	—	—	0.1

Total securities held to maturity	$55.1	$—	$—	$55.1

As of December 31, 2009 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$10.7	$0.1	$—	$10.8
GSE residential mortgage-backed securities	729.9	2.6	(4.4)	728.1
State and municipal	0.3	—	—	0.3

Total debt securities	740.9	2.7	(4.4)	739.2
Equity securities	0.5	—	—	0.5

Total securities available for sale	$741.4	$2.7	$(4.4)	$739.7

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.3	—	—	0.3

Total securities held to maturity	$55.3	$—	$—	$55.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities available for sale with a fair value of $1.43 billion and $606.8 million at December 31, 2010 and 2009, respectively, were pledged as collateral for public deposits and for other purposes.

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities. Information is based on remaining period to contractual maturity for categories other than mortgage-backed securities:

	Available for Sale			Held to Maturity
As of December 31, 2010 (dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$16.3	$16.3	0.38%	$—	$—	—%
After 1 but within 5 years	454.6	454.7	0.76	—	—	—
After 5 but within 10 years	5.3	5.3	3.02	—	—	—

Total	476.2	476.3	0.77	—	—	—

State and municipal:
Within 1 year	0.8	0.9	3.61	—	—	—
After 1 but within 5 years	10.3	10.4	2.24	—	—	—
After 5 but within 10 years	22.9	23.1	3.21	—	—	—
After 10 years	23.6	23.8	4.14	—	—	—

Total	57.6	58.2	3.43	—	—	—

Corporate and other:
Within 1 year	—	—	—	0.1	0.1	5.45
After 5 but within 10 years	—	—	—	55.0	55.0	9.00
After 10 years	4.5	4.5	6.15	—	—	—

Total	4.5	4.5	6.15	55.1	55.1	8.99

Total:
Within 1 year	17.1	17.2	0.54	0.1	0.1	5.45
After 1 but within 5 years	464.9	465.1	0.79	55.0	55.0	9.00
After 5 but within 10 years	28.2	28.4	3.17	—	—	—
After 10 years	28.1	28.3	4.47	—	—	—

Total	538.3	539.0	1.10	55.1	55.1	8.99

GSE residential mortgage-backed securities and CMOs	2,289.0	2,290.6	2.80	—	—	—

Total debt securities	$2,827.3	$2,829.6	2.47%	$55.1	$55.1	8.99%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of net security gains (losses) are summarized below. Net gains (losses) on trading account securities included below totaled $0.1 million, $(0.1) million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Years ended December 31 (in millions)	2010	2009	2008
Equity securities:
Gains	$—	$5.6	$7.0
Losses	—	(0.2)	—

Total equity securities	—	5.4	7.0

Debt securities:
Gains	—	16.9	1.8
Losses	(1.0)	(0.3)	(0.5)

Total debt securities	(1.0)	16.6	1.3

Net security gains (losses)	$(1.0)	$22.0	$8.3

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. Security losses in 2010 resulted from the sale of securities acquired in the Smithtown and LSB acquisitions as a result of changes in market interest rates subsequent to the acquisition date. In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded $16.9 million of gross realized gains. Net security gains in 2009 also include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa shares that are described below. Including other minor gains and losses, net security gains totaled $22.0 million for the year ended December 31, 2009. In connection with the sale of the aforementioned Class B Visa shares, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through December 31, 2010.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes those securities available for sale as of December 31, 2010 with unrealized losses, segregated by the length of time the securities were in a continuous unrealized loss position:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2010 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$1,125.7	$(12.9)	$—	$—	$1,125.7	$(12.9)
U.S. Treasury and agency	198.0	(0.2)	—	—	198.0	(0.2)
State and municipal (1)	4.6	—	0.3	—	4.9	—

Total	$1,328.3	$(13.1)	$0.3	$—	$1,328.6	$(13.1)

(1)	Unrealized losses totaled less than $50,000.

At December 31, 2009, GSE residential mortgage-backed securities with a fair value of $303.2 million and an unrealized loss of $4.4 million were in a continuous unrealized loss position for less than 12 months.

Management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

NOTE 5 – Loans

For purposes of the new FASB standards related to required disclosures about the credit quality of financing receivables and the allowance for loan losses (see Note 1), People’s United Financial has identified two loan portfolio segments: Commercial Banking and Retail. The classes of loans within the loan portfolio segments are: commercial real estate, commercial and industrial, and equipment financing for Commercial Banking; and residential mortgage, home equity and other consumer for Retail.

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

As of December 31 (in millions)	2010	2009
Commercial Banking:
Commercial real estate	$7,306.3	$5,399.4

Commercial and industrial	3,095.6	2,805.7
Equipment financing	2,100.4	1,236.8

Total commercial	5,196.0	4,042.5

Total Commercial Banking	12,502.3	9,441.9

Retail:
Residential mortgage:
Adjustable-rate	2,184.2	2,244.5
Fixed-rate	653.8	302.4

Total residential mortgage	2,838.0	2,546.9

Consumer:
Home equity	1,976.8	1,986.3
Other consumer	201.1	258.7

Total consumer	2,177.9	2,245.0

Total Retail	5,015.9	4,791.9

Total loans	$17,518.2	$14,233.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans acquired in connection with the 2010 acquisitions described in Note 2 were recorded at fair value, without carryover of a historical allowance for loan losses. The discount arising from recording the acquired loans at fair value was due, in part, to credit quality and therefore reflects an estimate of credit losses at the acquisition date. Selected credit quality disclosures have been highlighted to distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolios. At December 31, 2010, the net carrying amount of the acquired loans totaled $2.88 billion.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $26.5 million and $25.3 million at December 31, 2010 and 2009, respectively.

Approximately 68% and 81% of the total loan portfolio represents loans to customers within the New England states at December 31, 2010 and 2009, respectively. In addition, approximately 15% of the total loan portfolio represents loans to customers in New York state at December 31, 2010.

Substantially all (approximately 96% at December 31, 2010 and 2009) of the equipment financing portfolio involves customers outside of New England. At December 31, 2010, approximately 34% of the equipment financing portfolio was to customers located in Texas, California and Florida. No other state exposure was greater than 6%.

Commercial real estate loans include construction loans totaling $1.04 billion and $819.0 million at December 31, 2010 and 2009, respectively, net of the unadvanced portion of such loans totaling $176.2 million and $235.4 million, respectively.

At December 31, 2010, the residential mortgage loan portfolio included $447.2 million of interest-only residential mortgage loans, of which $59.2 million are stated-income loans, compared to $1.0 billion and $112.7 million, respectively, at December 31, 2009. People’s United Financial’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $94.0 million and $65.4 million at December 31, 2010 and 2009, respectively, net of the unadvanced portion of such loans totaling $26.1 million and $9.5 million, respectively.

People’s United Financial continues to sell newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $12.1 million, $13.9 million and $6.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Residential mortgage loans at December 31, 2010 and 2009 included loans held for sale (substantially all to be sold servicing released) of $88.5 million and $71.3 million, respectively, which approximate fair value.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of activity in the allowance for loan losses:

Years ended December 31 (in millions)	2010	2009	2008
Balance at beginning of year	$172.5	$157.5	$72.7

Charge-offs:
Commercial Banking:
Commercial real estate	(27.5)	(10.9)	(3.4)
Commercial and industrial	(14.3)	(9.8)	(5.6)
Equipment financing	(9.5)	(8.8)	(1.5)
Retail:
Residential mortgage	(4.3)	(5.4)	(1.5)
Home equity	(3.8)	(3.5)	(1.0)
Other consumer	(5.3)	(7.1)	(6.2)

Total charge-offs	(64.7)	(45.5)	(19.2)

Recoveries:
Commercial Banking:
Commercial real estate	0.8	0.3	0.2
Commercial and industrial	1.0	1.0	1.3
Equipment financing	0.3	0.2	0.3
Retail:
Residential mortgage	0.6	0.2	0.4
Home equity	0.4	0.2	0.1
Other consumer	1.6	1.6	2.0

Total recoveries	4.7	3.5	4.3

Net loan charge-offs	(60.0)	(42.0)	(14.9)
Provision for loan losses	60.0	57.0	26.2
Allowance recorded in the Chittenden acquisition	—	—	73.5

Balance at end of year	$172.5	$172.5	$157.5

The following is a summary of the allowance for loan losses and related portfolio balances, by loan portfolio segment and impairment methodology, as of December 31, 2010:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$174.4	$27.6	$9,866.1	$133.9	$2,461.8	$—	$12,502.3	$161.5
Retail	8.2	—	4,592.0	11.0	415.7	—	5,015.9	11.0

Total	$182.6	$27.6	$14,458.1	$144.9	$2,877.5	$—	$17,518.2	$172.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The principal balances of originated non-performing loans, by class of loan, are summarized as follows:

As of December 31 (in millions)	2010	2009	2008
Commercial Banking:
Commercial real estate	$82.5	$72.4	$29.8
Commercial and industrial	38.2	17.4	21.1
Equipment financing	36.0	20.6	5.8
Retail:
Residential mortgage	78.8	52.7	24.2
Home equity	9.1	5.3	2.8
Other consumer	0.6	0.4	0.6

Total originated non-performing loans (1)	$245.2	$168.8	$84.3

(1)	Reported net of government guarantees totaling $9.4 million, $8.3 million and $6.5 million at December 31, 2010, 2009 and 2008, respectively.

The table above excludes acquired loans that meet People’s United Financial’s definition of a non-performing loan but for which the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Loans past due 90 days or more and still accruing interest totaled $1.2 million, $11.8 million and $8.0 million at December 31, 2010, 2009 and 2008, respectively.

If interest payments on all originated loans classified as non-performing at December 31, 2010, 2009 and 2008 had been made during the respective years in accordance with the loan agreements, interest income of $35.0 million, $12.5 million and $8.6 million would have been recognized on such loans for the years ended December 31, 2010, 2009 and 2008, respectively. Interest income actually recognized on originated non-performing loans totaled $13.9 million, $3.3 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $62.6 million and $3.6 million at December 31, 2010 and 2009, respectively. The related allowance for loan losses at December 31, 2010 was $8.4 million (insignificant at December 31, 2009) and interest income recognized on these loans totaled $2.9 million for the year ended December 31, 2010 (insignificant in 2009 and 2008).

People’s United Financial’s impaired loans consist of certain Commercial Banking and Retail loans, including TDRs.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of originated loans individually evaluated for impairment, by class of loan, as of December 31, 2010:

(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Originated loans with no related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.4	$33.6	$—
Commercial and industrial	13.5	12.3	—
Equipment financing	24.9	22.4	—
Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—
Originated loans with a related allowance for loan losses:
Commercial Banking:
Commercial real estate	89.5	70.5	18.1
Commercial and industrial	20.6	5.8	2.4
Equipment financing	31.1	29.8	7.1
Retail:
Residential mortgage	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total	$225.3	$182.6	$27.6

The recorded investment in impaired loans was $97.7 million at December 31, 2009. At that date, impaired loans totaling $53.8 million had a related allowance for loan losses of $16.6 million and impaired loans totaling $43.9 million had no allowance for loan losses.

People’s United Financial’s average recorded investment in impaired loans was approximately $132.1 million, $89.6 million and $40.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest collections and income recognized on loans while considered impaired totaled $6.1 million, $1.6 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of aging information, by class of loan, as of December 31, 2010:

		Past Due
(in millions)	Current	30-89 Days	90 Days or More(1)	Total	Total
Originated loans:
Commercial Banking:
Commercial real estate	$5,494.6	$28.0	$82.5	$110.5	$5,605.1
Commercial and industrial	2,955.3	22.5	38.2	60.7	3,016.0
Equipment financing	1,377.1	6.3	36.0	42.3	1,419.4

Total	9,827.0	56.8	156.7	213.5	10,040.5

Retail:
Residential mortgage	2,331.8	73.9	78.8	152.7	2,484.5
Home equity	1,896.1	14.2	9.1	23.3	1,919.4
Other consumer	189.1	6.6	0.6	7.2	196.3

Total	4,417.0	94.7	88.5	183.2	4,600.2

Total originated loans	$14,244.0	$151.5	$245.2	$396.7	$14,640.7

(1)	Reported net of government guarantees totaling $9.4 million at December 31, 2010.

The following is a summary of credit quality indicators, by class of loan, as of December 31, 2010:

(in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Pass	$5,084.1	$2,735.7	$1,109.3	$8,929.1
Special mention	232.3	116.7	79.0	428.0
Substandard	184.4	142.6	176.3	503.3
Doubtful	0.2	2.9	2.6	5.7
Impaired	104.1	18.1	52.2	174.4

Total originated loans	5,605.1	3,016.0	1,419.4	10,040.5
Acquired loans	1,701.3	79.6	680.9	2,461.8

Total	$7,306.4	$3,095.6	$2,100.3	$12,502.3

(in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
High risk	$11.5	$79.5	$23.8	$114.8
Moderate risk	883.3	623.9	7.3	1,514.5
Low risk	1,581.7	1,215.8	165.2	2,962.7
Impaired	8.0	0.2	—	8.2

Total originated loans	2,484.5	1,919.4	196.3	4,600.2
Acquired loans	353.5	57.8	4.4	415.7

Total	$2,838.0	$1,977.2	$200.7	$5,015.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial Banking Credit Quality Indicators

The company utilizes an internal loan risk rating system as a means of monitoring portfolio credit quality and identifying both problem and potential problem loans. Under the company’s risk rating system, problem and potential problem loans are classified as either “Special Mention,” “Substandard,” or “Doubtful”, which correspond to risk ratings six, seven, and eight, respectively. Substandard loans represent those credits characterized by the distinct possibility that the company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful possess all the weaknesses inherent in those classified Substandard with the added characteristic that collection or liquidation in full, on the basis of existing facts, conditions and values, is highly questionable and/or improbable. Loans that do not currently expose the company to sufficient enough risk of loss to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention, are classified as Special Mention. Loans not meeting the aforementioned criteria are considered to be “Pass”-rated loans. Risk ratings are updated as warranted.

Retail Credit Quality Indicators

Smaller-balance, homogeneous loans possessing similar risk and loss characteristics, such as residential mortgage loans, home equity loans and other consumer loans, are not assigned individual loan risk ratings. As such, the company monitors the credit quality of these portfolios based upon portfolio trends and underlying risk elements.

The company’s consideration of portfolio trends involves an analysis of recent loss experience as well as delinquency and non-performing loan levels. Supplementing the company’s analysis of portfolio trends is a consideration of relevant portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High” risk, “Moderate” risk or “Low” risk. Those risk characteristics include the following:

(i)	collateral values / loan-to-value ratios (above and below 70%);
(ii)	borrower credit scores under the FICO scoring system (above and below a score of 680); and
(iii)	other portfolio risk elements such as income verification at time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.).

Acquired Loans Credit Quality Indicators

Acquired loans are risk rated, as appropriate, according to the company’s internal loan risk rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. As such, the primary credit quality indicator for these loans is their underlying cash flows. At December 31, 2010, there was no allowance for loan losses on these loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6—Goodwill and Other Acquisition-Related Intangibles

Goodwill

Changes in the carrying amount of goodwill are summarized as follows for the year ended December 31, 2010. There were no changes in goodwill during 2009.

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2009	$616.9	$595.0	$49.8	$1,261.7
Acquisition of:
Financial Federal	268.2	—	—	268.2
Smithtown	102.9	11.4	—	114.3
LSB	40.7	17.4	—	58.1
Butler Bank	10.1	14.0	—	24.1
Other adjustments	(1.7)	(1.3)	—	(3.0)

Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4

There were no impairment losses relating to goodwill during the years ended December 31, 2010 or 2009. During the second quarter of 2010, People’s United Financial changed the date of its annual impairment testing for goodwill from December 31st to October 1st. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the earlier date provides the company additional time for the completion of its annual impairment testing in conjunction with its December 31 year-end closing activities and is better aligned with the timing of its annual budget process.

Other Acquisition-Related Intangibles

The following is a summary of People’s United Financial’s other acquisition-related intangibles:

	2010			2009
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Trade name intangible	$122.7	$3.0	$119.7	$122.7	$—	$122.7
Core deposit intangible	130.8	48.5	82.3	124.1	33.5	90.6
Trust relationships	42.7	8.5	34.2	42.7	5.7	37.0
Insurance relationships	31.5	29.1	2.4	31.5	28.3	3.2

Total other acquisition-related intangibles	$327.7	$89.1	$238.6	$321.0	$67.5	$253.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In connection with People’s United Financial’s acquisition of Chittenden in January 2008, a trade name intangible asset with a fair value of $122.7 million was established and assigned an indefinite useful life based on management’s intentions at that time. In June 2010, People’s United Financial announced a plan to “re-brand”, as People’s United Bank, the former Chittenden banks in connection with the scheduled completion of its core system conversion in July 2010. Management believes the name change better leverages the ‘People’s United’ brand and the full range of services available to its customers.

As a result of the decision to “re-brand” the Chittenden banks, the useful life of the trade name intangible asset was no longer deemed to be indefinite and management was required to perform an impairment test prior to amortizing the asset over its estimated remaining useful life beginning July 1, 2010. People’s United Financial performed its trade name impairment test as of June 30, 2010 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result, no impairment loss was recognized. The trade name intangible will be amortized on an accelerated basis over a period of approximately 20 years, reflecting the manner in which the related benefit is realized.

Including the trade name intangible asset discussed above, other acquisition-related intangible assets have an original weighted-average amortization period of 15 years. Amortization expense of other acquisition-related intangible assets totaled $21.7 million, $20.6 million, and $21.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in other non-interest expense in the Consolidated Statements of Income. The estimated aggregate amortization expense for each of the next five years is as follows: $23.8 million in 2011; $22.4 million in 2012; $21.8 million in 2013; $20.4 million in 2014; and $19.7 million in 2015.

NOTE 7—Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2010	2009
Land	$39.5	$37.9
Buildings	284.6	258.5
Leasehold improvements	116.2	63.8
Furniture and equipment	293.5	298.3

Total	733.8	658.5
Less accumulated depreciation and amortization	408.7	394.0

Total premises and equipment, net	$325.1	$264.5

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $35.3 million, $32.8 million and $31.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, People’s United Financial sold three of its closed branch offices, two located in New Hampshire and the other in Vermont. Included in the sales were approximately $1.8 million of fixed assets. People’s United Financial recorded a total loss on sale of $0.2 million that is included in other non-interest income in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements

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

NOTE 8—Other Assets

Selected components of other assets are as follows:

As of December 31 (in millions)	2010	2009
Leased equipment	$105.6	$74.3
Accrued interest receivable	67.6	54.9
Pension and other retirement benefits (note 17)	53.8	68.0
Net deferred tax asset (note 12)	51.4	—
Prepaid FDIC assessment (1)	48.4	68.9
Economic development investments (note 12)	46.8	42.2
Receivables arising from securities brokerage and insurance businesses	37.8	37.4
Other prepaid expenses	28.6	16.4
FDIC loss-share receivable (note 2)	26.2	—
Other real estate owned:
Residential	21.3	4.6
Commercial	18.5	22.1
Repossessed assets	18.1	12.9
Fair value of derivative financial instruments (note 19)	17.1	10.0

(1)	Represents estimated deposit insurance premiums for the three years ending December 31, 2012 assessed in December 2009 in accordance with FDIC regulations.

NOTE 9—Deposits

The following is an analysis of People’s United Financial’s total deposits by product type:

	2010		2009
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$3,872.6	—%	$3,509.0	—%
Savings, interest-bearing checking and money market	8,897.8	0.51	7,327.9	0.65

Total	12,770.4	0.36	10,836.9	0.44

Time deposits maturing:
Within 6 months	2,357.9	1.14	2,244.3	1.60
After 6 months but within 1 year	1,485.2	1.29	1,441.9	1.67
After 1 but within 2 years	840.0	1.69	757.1	1.90
After 2 but within 3 years	195.7	2.66	78.2	2.80
After 3 years	283.9	2.78	87.2	3.16

Total	5,162.7	1.42	4,608.7	1.72

Total deposits	$17,933.1	0.66%	$15,445.6	0.82%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial assumed deposits with a fair value of $2.5 billion in connection with the acquisitions completed in 2010. Time deposits issued in amounts of $100,000 or more totaled $1.9 billion and $1.5 billion at December 31, 2010 and 2009, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $4.5 million and $4.3 million at December 31, 2010 and 2009, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2010	2009	2008
Savings, interest-bearing checking and money market	$47.4	$48.2	$78.5
Time	65.4	125.2	183.6

Total interest expense	$112.8	$173.4	$262.1

NOTE 10—Borrowings

People’s United Financial’s borrowings are summarized as follows:

	2010		2009
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate FHLB advances maturing:
Within 1 year	$28.8	3.27%	$7.7	3.98%
After 1 but within 2 years	15.4	5.17	1.7	3.97
After 2 but within 3 years	65.9	2.65	—	—
After 3 but within 4 years	16.8	4.50	—	—
After 4 but within 5 years	1.5	4.37	—	—
After 5 years	380.9	3.05	5.4	2.04

Total FHLB advances	509.3	3.13	14.8	3.28

Repurchase agreements maturing:
Within 1 month	472.2	0.43	144.1	0.48
Within 1 year	1.0	0.80	—	—
After 1 but within 2 years	27.1	4.78	—	—
After 4 but within 5 years	1.0	1.75	—	—

Total repurchase agreements	501.3	0.67	144.1	0.48

Total borrowings	$1,010.6	1.91%	$158.9	0.74%

People’s United Financial retained FHLB advances and term repurchase agreements with fair values of $500 million and $27 million, respectively, which were assumed in connection with the Smithtown and LSB acquisitions. At December 31, 2010, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances and repurchase agreements was $2.7 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.6 billion. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2010	2009	2008
FHLB advances	$1.1	$0.8	$0.8
Repurchase agreements	1.0	0.7	2.1
Other	0.2	—	0.6

Total interest expense	$2.3	$1.5	$3.5

Information concerning People’s United Financial’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2010	2009	2008
FHLB advances:
Balance at year end	$509.3	$14.8	$15.1
Average outstanding during the year	52.3	14.8	16.2
Maximum outstanding at any month end	509.3	15.0	20.2
Average interest rate during the year	2.22%	5.28%	5.16%

Repurchase agreements:
Balance at year end	$501.3	$144.1	$156.7
Carrying amount of collateral securities at year end	503.1	151.3	165.2
Average outstanding during the year	211.7	151.2	123.0
Maximum outstanding at any month end	501.3	173.1	167.4
Average interest rate during the year	0.49%	0.46%	1.72%

NOTE 11—Subordinated Notes and Debentures

Subordinated notes and debentures are summarized as follows:

As of December 31 (in millions)	2010	2009
People’s United Financial:
5.80% fixed rate/floating rate subordinated notes due 2017	$117.5	$116.2
Floating rate subordinated debentures due 2038	18.5	—
Floating rate subordinated debentures due 2033	10.8	—
6.53% fixed rate/floating rate subordinated debentures due 2036	6.9	—

People’s United Bank:
11% fixed rate subordinated notes due 2019	22.0	—
8.5% fixed rate subordinated notes due 2016	6.5	—
9.875% fixed rate subordinated notes due 2010	—	65.6

Total subordinated notes and debentures	$182.2	$181.8

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial assumed three issuances of subordinated debentures in connection with the Smithtown acquisition. The subordinated debentures due June 1, 2038, which were issued in 2008, are redeemable in whole or in part at a premium declining ratably to par on September 1, 2013. Interest is payable quarterly and the coupon rate is tied to the three month LIBOR plus 3.75%. At December 31, 2010, the interest rate was 4.05%. The subordinated debentures due October 8, 2033, which were issued in 2003, are redeemable in whole or in part on any interest payment date after October 8, 2008. Interest is payable quarterly and the coupon rate is tied to the three month LIBOR plus 2.99%. At December 31, 2010, the interest rate was 3.28%. The subordinated debentures due June 30, 2036, which were issued in 2006, are redeemable in whole or in part after the initial call date of September 30, 2011. Interest is payable quarterly and the coupon rate is fixed at 6.53% for the first five years and converts to a variable rate in year six that is tied to the three month LIBOR plus 1.43%. Interest is payable quarterly.

People’s United Bank assumed the 11% fixed rate subordinated notes due July 1, 2019 in connection with the Smithtown acquisition. These subordinated notes, which were issued in June and July 2007, are redeemable in whole or in part on any interest payment date after July 1, 2014, with interest payable semi-annually. People’s United Bank assumed the 8.5% fixed rate subordinated notes due October 20, 2016 in connection with the LSB acquisition. These subordinated notes, which were issued in October 2009, require equal annual principal payments of $1.2 million commencing on October 20, 2011, with interest payable monthly. For regulatory capital purposes, both subordinated notes issuances qualify, up to certain limits, as supplementary (tier 2) capital for People’s United Bank’s total risk-based capital (see Note 14).

In November 2010, the 9.875% subordinated notes matured and were repaid.

NOTE 12—Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2010	2009	2008
Income tax expense applicable to pre-tax income	$41.3	$43.1	$67.0

Income tax benefit applicable to items reported in other comprehensive income (note 16)	$(14.4)	$(1.0)	$(31.1)

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2010	2009	2008
Current tax expense:
Federal	$44.0	$57.1	$76.7
State	3.3	0.6	5.7

Total current tax expense	47.3	57.7	82.4
Deferred tax benefit (1)	(6.0)	(14.6)	(15.4)

Total income tax expense	$41.3	$43.1	$67.0

(1)	Includes the effect of increases (decreases) in the valuation allowance for state deferred tax assets of $11.0 million, $13.5 million and $(4.8) million in 2010, 2009 and 2008, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2010	2009	2008
Expected income tax expense	$44.5	$50.5	$71.7
State income tax, net of federal tax effect (1)	4.2	(0.3)	3.7
Federal income tax credits	(4.6)	(4.2)	(4.0)
Tax-exempt interest	(3.2)	(3.3)	(3.4)
Income from bank-owned life insurance	(2.3)	(2.9)	(3.7)
Other, net	2.7	3.3	2.7

Actual income tax expense	$41.3	$43.1	$67.0

Effective income tax rate	32.5%	29.9%	32.7%

(1)	Reflects a $2.0 million deferred tax benefit in 2009 due to a reduction in the combined state income tax rate following the charter consolidations of the former Chittenden banks (see Note 2).

People’s United Financial maintains an ownership interest in several limited partnership investments to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). At December 31, 2010, People’s United Financial had $30.6 million invested in these partnerships with $14.1 million of unfunded commitments, which will be disbursed in future periods. The underlying partnerships, which are considered variable interest entities, are not consolidated into the company’s Consolidated Financial Statements.

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2010 and expire between 2020 and 2029.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2010	2009
Deferred tax assets:
State tax net operating loss carryforwards, net of federal tax effect	$69.2	$67.6
Allowance for loan losses and non-accrual interest	66.5	67.7
Leasing activities	31.6	19.8
Acquisition-related deferred tax assets (note 2)	30.2	—
Pension and other postretirement benefits	12.8	3.5
Equity-based compensation	11.2	10.9
Other deductible temporary differences	21.6	15.4

Total deferred tax assets	243.1	184.9
Less valuation allowance for state deferred tax assets	(71.6)	(60.6)

Total deferred tax assets, net of the valuation allowance	171.5	124.3

Deferred tax liabilities:
Tax over book depreciation	(77.9)	(55.6)
Deferred cancellation of indebtedness income	(22.2)	—
Mark-to-market and original issue discounts for tax purposes	(4.4)	(5.3)
Book over tax income recognized on consumer loans	(2.3)	(3.8)
Acquisition-related deferred tax liabilities	—	(116.3)
Other taxable temporary differences	(13.3)	(17.6)

Total deferred tax liabilities	(120.1)	(198.6)

Net deferred tax asset (liability)	$51.4	$(74.3)

Based on People’s United Financial’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United Financial will realize its total deferred tax assets, net of the valuation allowance.

People’s United Financial’s current income tax receivables at December 31, 2010 and 2009 totaled $28.5 million and $4.2 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United Financial’s unrecognized income tax benefits related to uncertain tax positions:

(in millions)	2010	2009	2008
Balance at January 1	$3.6	$3.0	$1.4
Additions for tax positions taken in prior years	1.2	0.9	0.2
Unrecognized benefits recorded resulting from acquisitions	1.0	—	1.7
Reductions for tax positions taken in prior years	—	—	(0.3)
Reductions attributable to audit settlements/lapse of statue of limitations	(1.1)	(0.3)	—

Balance at December 31	$4.7	$3.6	$3.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2010 would minimally affect People’s United Financial’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.7 million and $0.6 million at December 31, 2010 and 2009, respectively. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income.

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial has minimal foreign operations which, at the present time, are not subject to income taxes.

People’s United Financial is no longer subject to federal or state income tax examinations through 2006. While People’s United Financial is not currently under examination by the Internal Revenue Service, several state examinations are currently underway. It is not anticipated that the amount of total unrecognized income tax benefits will change significantly within the next twelve months.

NOTE 13—Stockholders’ Equity and Dividends

People’s United Financial is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2010, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 376.6 million shares were issued as of December 31, 2010.

Treasury stock includes (i) common stock repurchased in the open market by People’s United Financial in connection with a stock repurchase authorization approved by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through December 31, 2010, a total of 14.3 million shares of People’s United Financial common stock had been repurchased under the stock repurchase authorization at a total cost of $191.2 million.

In conjunction with establishing the RRP in October 2007 (see Note 18), a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At December 31, 2010, 3.2 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At the time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2010, a total of 9.1 million shares of People’s United Financial common stock, with a contra-equity balance of $187.9 million, have not been allocated or committed to be released.

Dividends declared and paid per common share totaled $0.6175, $0.6075 and $0.5833 for the years ended December 31, 2010, 2009 and 2008, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2010, 2009 and 2008 was 254.5%, 201.1% and 141.1%, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In 2010 and 2009, People’s United Bank did not pay any dividends to its parent, People’s United Financial. At December 31, 2010, People’s United Bank’s retained net income, as defined by the OTS, totaled $210.5 million.

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

Management believes that, as of December 31, 2010 and 2009, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2010 and 2009 to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2010 and 2009, People’s United Bank’s adjusted total assets, as defined, totaled $22.1 billion and $19.5 billion, respectively, and its total risk-weighted assets, as defined, totaled $18.5 billion and $14.9 billion, respectively. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

(dollars in millions)	People’s United Bank			OTS Requirements
				Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Tangible capital	$2,522.2	(1)	11.4%	n/a	n/a	$331.3	1.5%
Leverage (core) capital	2,522.2	(1)	11.4	$1,104.3	5.0%	883.4	4.0
Risk-based capital:
Tier 1	2,522.2	(1)	13.6	1,111.0	6.0	740.7	4.0
Total	2,693.1	(2)	14.5	1,851.7	10.0	1,481.4	8.0

As of December 31, 2009
Tangible capital	$1,948.2	(1)	10.0%	n/a	n/a	$291.8	1.5%
Leverage (core) capital	1,948.2	(1)	10.0	$972.8	5.0%	778.2	4.0
Risk-based capital:
Tier 1	1,948.2	(1)	13.1	893.1	6.0	595.4	4.0
Total	2,104.4	(2)	14.1	1,488.5	10.0	1,190.8	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15—Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2010	2009	2008
Net income	$85.7	$101.2	$137.8
Dividends on participating securities	(1.8)	(1.8)	(2.0)

Income attributable to common shareholders	$83.9	$99.4	$135.8

Average common shares outstanding for basic EPS	352.5	332.0	329.3
Effect of dilutive equity-based awards	0.1	0.3	0.8

Average common and common-equivalent shares for diluted EPS	352.6	332.3	330.1

Basic EPS	$0.24	$0.30	$0.41

Diluted EPS	$0.24	$0.30	$0.41

All unallocated ESOP shares and all treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive equity-based awards totaling 10.9 million, 9.8 million and 9.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, have been excluded from the calculation of diluted EPS.

NOTE 16—Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for 2010, 2009, and 2008 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which is included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2010	2009	2008
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(101.0)	$(87.6)	$(106.0)
Net unrealized gain (loss) on securities available for sale	1.5	(1.1)	3.8
Net gain on derivatives accounted for as cash flow hedges	0.5	13.9	26.8

Total accumulated other comprehensive loss	$(99.0)	$(74.8)	$(75.4)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the components of People’s United Financial’s other comprehensive income (loss):

Year ended December 31, 2010 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(30.0)	$11.6	$(18.4)
Reclassification adjustment for net actuarial loss included in net income	8.9	(3.4)	5.5

Net actuarial loss	(21.1)	8.2	(12.9)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.2)	0.5	(0.7)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(21.9)	8.5	(13.4)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	3.3	(1.3)	2.0
Reclassification adjustment for net realized losses included in net income	1.0	(0.4)	0.6

Net unrealized gains	4.3	(1.7)	2.6

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Reclassification adjustment for net realized gains included in net income	(21.0)	7.6	(13.4)

Other comprehensive loss	$(38.6)	$14.4	$(24.2)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2009 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain arising during the year	$12.9	$(3.9)	$9.0
Reclassification adjustment for net actuarial loss included in net income	6.6	(2.0)	4.6

Net actuarial gain	19.5	(5.9)	13.6

Prior service credit on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	6.9	(2.1)	4.8
Reclassification adjustment for prior service credit included in net income	(0.4)	0.1	(0.3)

Prior service credit	6.5	(2.0)	4.5

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.1)	0.3

Net actuarial gain, prior service credit and transition obligation	26.4	(8.0)	18.4

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	9.2	(3.0)	6.2
Reclassification adjustment for net realized gains included in net income	(16.4)	5.3	(11.1)

Net unrealized losses	(7.2)	2.3	(4.9)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.2	(0.4)	0.8
Reclassification adjustment for net realized gains included in net income	(20.8)	7.1	(13.7)

Net unrealized losses	(19.6)	6.7	(12.9)

Other comprehensive income	$(0.4)	$1.0	$0.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2008 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(121.0)	$42.5	$(78.5)
Reclassification adjustment for net actuarial loss included in net income	1.7	(0.6)	1.1

Net actuarial loss	(119.3)	41.9	(77.4)

Prior service cost on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	(0.5)	0.2	(0.3)
Reclassification adjustment for prior service credit included in net income	(0.4)	0.2	(0.2)

Prior service cost	(0.9)	0.4	(0.5)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(119.8)	42.1	(77.7)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	4.9	(1.2)	3.7

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	23.9	(8.4)	15.5
Reclassification adjustment for net realized losses included in net income	4.1	(1.4)	2.7

Net unrealized gains	28.0	(9.8)	18.2

Other comprehensive loss	$(86.9)	$31.1	$(55.8)

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2011, no employer contributions are expected to be made for the qualified plan. Employer contributions for 2011 are expected to total $3.5 million for all of the unfunded supplemental pension plans and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans. Expected future net benefit payments for the pension plans as of December 31, 2010 are: $13.1 million in 2011; $17.5 million in 2012; $16.0 million in 2013; $14.6 million in 2014; $15.2 million in 2015; and an aggregate of $109.2 million in 2016 through 2020. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2010 are: $1.0 million in 2011; $0.9 million in 2012; $0.8 million in 2013; $0.8 million in 2014; $0.8 million in 2015; and an aggregate of $3.5 million in 2016 through 2020.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets for the following plans of People’s United Financial: (i) the pension plans (combining the funded plan and the unfunded supplemental plans); and (ii) the other postretirement benefits plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. As discussed above, all plans have a December 31 measurement date that coincides with People’s United Financial’s year end.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Benefit obligations: (1)
Beginning of year	$282.6	$264.0	$10.8	$10.8
Service cost	9.5	9.3	0.2	0.2
Interest cost	16.6	15.8	0.6	0.6
Actuarial loss	29.0	4.2	0.2	0.2
Transfer in from Chittenden pension plan (2)	19.4	—	—	—
Benefits paid	(11.1)	(10.9)	(1.1)	(1.0)
Settlements	(3.8)	—	—	—
Special termination benefits	2.1	0.2	—	—

End of year	344.3	282.6	10.7	10.8

Fair value of plan assets:
Beginning of year	273.6	231.2	—	—
Actual return on assets	30.1	49.6	—	—
Employer contributions	6.5	3.7	1.1	1.0
Transfer in from Chittenden pension plan (2)	22.8	—	—	—
Benefits paid	(11.1)	(10.9)	(1.1)	(1.0)
Settlements	(3.8)	—	—	—

End of year	318.1	273.6	—	—

Funded status at end of year	$(26.2)	$(9.0)	$(10.7)	$(10.8)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$11.2	$23.1	$—	$—
Other liabilities	(37.4)	(32.1)	(10.7)	(10.8)

Funded status at end of year	$(26.2)	$(9.0)	$(10.7)	$(10.8)

(1)	Represents projected benefit obligations for pension plans and accumulated benefit obligations for postretirement plans.
(2)	See Chittenden Pension Plan below.

Plan assets for the funded plan of $318.1 million as of December 31, 2010 exceeded both the related accumulated benefit obligation of $287.5 million and the projected benefit obligation of $306.9 million at that date. Although the nonqualified supplemental plans hold no assets, People’s United Financial has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $39.0 million as of December 31, 2010 (which are included in other assets in the Consolidated Statements of Condition) exceeded both the related accumulated benefit obligation of $34.5 million and the projected benefit obligation of $37.4 million at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the funded and unfunded pension plans at the respective measurement dates:

	Pension Benefits
As of December 31 (in millions)	2010	2009
Accumulated benefit obligations:
Funded plan	$287.5	$225.1
Unfunded plan	34.5	30.8

Total	$322.0	$255.9

Projected benefit obligations:
Funded plan	$306.9	$250.5
Unfunded plan	37.4	32.1

Total	$344.3	$282.6

Components of the net periodic benefit expense (income) and other amounts recognized in other comprehensive income or loss are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2010	2009	2008	2010	2009	2008
Net periodic benefit expense (income):
Service cost	$9.5	$9.3	$8.0	$0.2	$0.2	$0.2
Interest cost	16.6	15.8	14.9	0.6	0.6	0.6
Expected return on plan assets	(25.1)	(24.6)	(24.5)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.4	0.4	0.4
Recognized net actuarial loss	6.7	5.7	1.7	—	—	—
Recognized prior service credit	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)
Settlements	0.8	—	—	—	—	—
Special termination benefits (1)	2.1	0.2	—	—	—	—
Curtailments	—	—	(1.3)	—	—	—

Net periodic benefit expense (income)	10.4	6.2	(1.4)	1.0	1.0	1.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss (gain)	16.6	(26.5)	110.7	0.3	0.3	—
Transition obligation	—	—	—	(0.4)	(0.4)	(0.4)
Prior service credit	0.2	0.2	0.6	0.2	0.2	0.2
Transfer in from Chittenden pension plan	4.8	—	—	—	—	—

Total pre-tax changes recognized in other comprehensive income or loss	21.6	(26.3)	111.3	0.1	0.1	(0.2)

Total recognized in net periodic benefit expense (income) and other comprehensive income or loss	$32.0	$(20.1)	$109.9	$1.1	$1.1	$0.8

(1)	Amount in 2010 is included in other non-interest expense in the Consolidated Statements of Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2010	2009	2010	2009
Net actuarial loss	$150.7	$129.3	$0.8	$0.5
Transition obligation	—	—	0.6	1.0
Prior service credit	(1.1)	(1.3)	(1.0)	(1.2)

Total accumulated other comprehensive loss	$149.6	$128.0	$0.4	$0.3

In 2011, approximately $10.3 million and $(0.2) million in net actuarial losses and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the funded and unfunded pension plans, and approximately $0.4 million and $(0.2) million in net transition obligation and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the other postretirement benefits plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit expense (income):

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	6.00%	6.10%	5.50%	6.00%	6.10%
Rate of compensation increase	2.40	3.40	3.50	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.10%	6.60%	6.00%	6.10%	6.60%
Expected return on plan assets	8.25	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	3.40	3.50	3.50	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	8.00%	8.25%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	5.00
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2017

n/a – not applicable

(1)	Changes in the net periodic benefit cost and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In developing an expected long-term rate of return on asset assumption for the funded pension plan, People’s United Financial considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 8.25%, which is intended to reflect expected asset returns over the life of the related pension benefits expected to be paid. The discount rate reflects the current rates available on long-term high- quality fixed-income debt instruments, and is reset annually on the measurement date. To determine the discount rate, People’s United Financial reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments under the pension and postretirement plans.

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

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
At December 31	2010	2009
Equity securities	65%	60%
Cash and fixed income securities	35	40

Total	100%	100%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present People’s United Financial’s pension plan assets measured at fair value (see Note 1):

	Fair Value Measurements Using			Total
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$18.6	$—	$—	$18.6
Equity securities:
Large-cap	114.4	—	—	114.4
Mutual funds	—	91.9	—	91.9
Fixed income securities:
Corporate	—	51.9	—	51.9
U.S. Treasury and agency	—	30.8	—	30.8
Mutual funds	—	9.0	—	9.0
U.S. agency residential mortgage-backed securities	—	0.7	—	0.7
Other	—	0.8	—	0.8

Total	$133.0	$185.1	$—	$318.1

	Fair Value Measurements Using			Total
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$29.1	$—	$—	$29.1
Equity securities:
Large-cap	93.0	—	—	93.0
Mutual funds	—	70.4	—	70.4
Fixed income securities:
Corporate	—	41.1	—	41.1
U.S. Treasury and agency	—	30.3	—	30.3
Mutual funds	—	8.1	—	8.1
U.S. agency residential mortgage-backed securities	—	0.8	—	0.8
Other	—	0.8	—	0.8

Total	$122.1	$151.5	$—	$273.6

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the People’s United Financial pension plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2010, the fair value of plan assets totaled $46.8 million (invested in cash equivalents and fixed income securities) and the projected benefit obligation totaled $43.2 million resulting in a funded status of $3.6 million, which has been recognized as an asset in the Consolidated Statements of Condition. The asset recognized for the plan’s funded status was $11.0 million at December 31, 2009. A discount rate of 5.30% was used in determining the projected benefit obligation at December 31, 2010. Pre-tax net actuarial losses totaling $14.9 million ($9.5 million net of tax) and pre-tax prior service credits totaling $6.1 million ($3.9 million net of tax) were included in accumulated other comprehensive loss at December 31, 2010.

Net periodic benefit income for this plan totaled $1.1 million, $0.5 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in net periodic benefit income for 2010 and 2009 were partial settlement charges totaling $1.3 million and $0.9 million, respectively, as a result of lump-sum benefit payments in each year in excess of the sum of the plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro rata portion of the aggregate gain or loss recorded in accumulated other comprehensive income (loss). The weighted average assumptions used to determine 2010, 2009 and 2008 net periodic benefit income were (i) discount rates of 5.60%, 6.00% and 6.25%, respectively, and (ii) an expected long-term rate of return on plan assets of 6.50% in all years. In 2011, approximately $0.4 million in net periodic benefit income (primarily consisting of expected return on plan assets, interest cost and prior service credit) is expected to be recognized.

In 2011, no employer contributions are expected to be made for this plan. Expected future net benefit payments for this plan as of December 31, 2010 are: $1.9 million in 2011; $2.7 million in 2012; $2.3 million in 2013; $2.7 million in 2014; $2.3 million in 2015; and an aggregate of $13.7 million in 2016 through 2020.

The companies acquired by People’s United Financial in 2010 (see Note 2) did not maintain defined benefit plans.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.8 million in 2010 and $5.9 million in both 2009 and 2008. At December 31, 2010, the loan balance totaled $203.5 million.

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

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1,393,814 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2010, a total of 9,059,761 shares of People’s United Financial common stock, with a fair value of $126.9 million, have not been allocated or committed to be released.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.9 million, $5.7 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Savings Plans

People’s United Financial sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, effective January 1, 2009 employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. People’s United Financial may increase the amount of its matching contribution to 5% of pre-tax compensation if certain bankwide performance objectives are met. Participants vest immediately in their own contributions and after one year in People’s United Financial contributions. A supplemental savings plan has also been established for certain senior officers. In addition, People’s United Financial maintained throughout 2008 a savings plan that covered former Chittenden employees. This plan was merged with and into the People’s United Financial’s employee savings plan in the first quarter of 2009. Expense recognized for these employee savings plans totaled $15.3 million, $14.2 million and $13.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 18—Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) and the predecessor 1998 Long-Term Incentive Plan (the “1998 Incentive Plan”) (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) stock appreciation rights, restricted stock and performance units. A total of 10,000,000 shares of People’s United Financial common stock are reserved for issuance under the 2008 Incentive Plan. At December 31, 2010, a total of 7,338,904 reserved shares remain available for future awards.

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

Notes to Consolidated Financial Statements

Recognition and Retention Plan and Stock Option Plan

The People’s United Financial 2007 Recognition and Retention Plan and 2007 Stock Option Plan (together the “2007 Plans”) provide for awards to directors, officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) restricted stock. Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2010, a total of 3,165,688 shares and 6,299,289 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

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

Stock Options Granted

People’s United Financial granted stock options totaling 990,137 in 2010, 705,586 in 2009 and 549,390 in 2008 under the Incentive Plans. The estimated weighted-average grant-date fair value of options granted in 2010, 2009 and 2008 was $3.31 per option, $3.77 per option and $2.99 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.1% in 2010, 3.7% in 2009 and 3.5% in 2008; expected volatility rate of 33% in 2010, 33% in 2009 and 24% in 2008; risk-free interest rate of 2.5% in 2010, 2.3% in 2009 and 2.9% in 2008; and expected option life of approximately 5 years in 2010, 6 years in 2009 and 5 years in 2008.

People’s United Financial granted stock options totaling 98,541 in 2010, 314,350 in 2009 and 1,213,175 in 2008 to directors, key executive officers and employees under the 2007 Plans. The estimated weighted-average grant-date fair value of options granted under the 2007 Plans was $3.43 per option in 2010, $3.80 per option in 2009 and $2.98 per option in 2008, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.0% in 2010, 3.8% in 2009 and 3.4% in 2008; expected volatility rate of 33% in 2010, 33% in 2009 and 24% in 2008; risk-free interest rate of 2.7% in 2010, 2.7% in 2009 and 3.0% in 2008; and expected option life of approximately 6 years in 2010 and 2009 and 5 years in 2008.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Expense relating to stock options granted is recognized on a straight-line basis generally over the applicable option vesting period and totaled $7.4 million, $7.0 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.6% per year over the vesting period, totaled $12.4 million at December 31, 2010, and is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.4 million and $14.9 million, respectively.

The following is a summary of stock option activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Stock Option Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2007	12,896,441	$16.24
Granted	1,762,565	16.92
Forfeited	(2,007,114)	18.08
Exercised	(2,252,405)	11.18

Options outstanding at December 31, 2008	10,399,487	17.10

Granted	1,019,936	16.46
Forfeited	(495,949)	18.07
Exercised	(58,113)	9.79

Options outstanding at December 31, 2009	10,865,361	17.04

Granted	1,088,678	15.38
Forfeited	(424,740)	17.16
Exercised	(48,985)	7.92

Options outstanding at December 31, 2010	11,480,314	$16.91	7.0	$2.7

Options exercisable at December 31, 2010	7,024,981	$16.90	6.6	$2.5

(1)	Reflects only those stock options with intrinsic value at December 31, 2010.

Additional information concerning options outstanding and options exercisable at December 31, 2010 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average		Number	Weighted Average Exercise Price
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price
$ 4.78 - $ 9.63	361,125	2.9	$8.53	361,125	$8.53
12.02 - 15.80	2,472,715	7.5	15.03	1,079,229	14.53
16.07 - 17.76	3,134,535	7.3	16.97	1,752,490	17.05
18.10 - 21.63	5,511,939	7.0	18.28	3,832,137	18.03

Excess income tax benefits of $3.2 million were classified as a cash flow from financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2008.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Recognition and Retention Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2007	5,074,398	$17.63
Granted	895,681	17.00
Forfeited	(949,732)	18.07
Vested	(1,461,756)	17.00

Unvested restricted shares outstanding at December 31, 2008	3,558,591	17.61

Granted	508,010	16.56
Forfeited	(203,318)	17.96
Vested	(848,126)	17.48

Unvested restricted shares outstanding at December 31, 2009	3,015,157	17.45

Granted	701,740	15.39
Forfeited	(94,594)	16.89
Vested	(1,550,431)	17.45

Unvested restricted shares outstanding at December 31, 2010	2,071,872	$16.77

Straight-line amortization of unvested restricted stock awards resulted in expense of $18.5 million, $17.7 million and $15.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.3% per year over the vesting period, totaled $22.4 million at December 31, 2010, and is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $22.4 million, $14.0 million and $24.2 million, respectively.

During 2010 and 2009, employees of People’s United Financial tendered 473,751 and 142,786 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. Rather, all shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock. The total cost of shares repurchased and retired during 2010 and 2009 was $7.0 million and $2.4 million, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2010, 2009 and 2008, directors were granted a total of 56,817 shares, 58,760 shares and 53,500 shares, respectively, of People’s United Financial common stock with grant date fair values of $14.54 per share, $16.02 per share and $17.41 per share, respectively, at those dates. Expense totaling $0.8 million, $0.9 million and $0.9 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively, for the Directors’ Equity Plan. At December 31, 2010, a total of 255,948 shares remain available for issuance.

NOTE 19—Fair Value Measurements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis (see Note 1):

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$83.5	$—	$—	$83.5
Securities available for sale:
U.S. Treasury and agency	39.3	437.0	—	476.3
GSE residential mortgage-backed securities and CMOs	—	2,290.6	—	2,290.6
State and municipal	—	58.2	—	58.2
Other debt securities	—	4.5	—	4.5
Equity securities	—	1.5	—	1.5
Other assets:
Fixed income securities	—	32.9	—	32.9
Equity mutual funds	0.3	—	—	0.3
Interest rate swaps	—	17.0	—	17.0
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$123.1	$2,841.8	$—	$2,964.9

Liabilities:
Interest rate swaps	$—	$14.7	$—	$14.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1

Total	$—	$14.9	$—	$14.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the year ended December 31, 2010.

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$75.7	$—	$—	$75.7
Securities available for sale:
U.S. Treasury and agency	10.8	—	—	10.8
GSE residential mortgage-backed securities	—	728.1	—	728.1
State and municipal	—	0.3	—	0.3
Equity securities	—	0.5	—	0.5
Other assets:
Fixed income securities	—	14.2	—	14.2
Interest rate swaps	—	9.6	—	9.6
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$86.5	$753.1	$—	$839.6

Liabilities:
Interest rate swaps	$—	$8.6	$—	$8.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$—	$8.9	$—	$8.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Impaired Loans

Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Peoples United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$88.5	$—	$88.5
Impaired loans (2)	—	—	106.1	106.1
Other real estate owned and repossessed assets (3)	—	—	57.9	57.9

Total	$—	$88.5	$164.0	$252.5

	Fair Value Measurements Using
As of December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$71.3	$—	$71.3
Impaired loans (2)	—	—	53.8	53.8
Other real estate owned and repossessed assets (3)	—	—	39.6	39.6

Total	$—	$71.3	$93.4	$164.7

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2010 and 2009.
(2)	Represents impaired loans measured based on the fair value of the underlying collateral ($70.5 million, $29.8 million and $5.8 million of commercial real estate, equipment financing and commercial loans, respectively, at December 31, 2010). Related impairment charges totaled $11.0 million and $13.0 million for the years ended December 31, 2010 and 2009, respectively.
(3)	Represents: (i) $21.3 million of residential real estate owned; (ii) $18.5 million of commercial real estate owned; and (iii) $18.1 million of repossessed assets at December 31, 2010. Charge-offs to the allowance for loan losses upon transfer of loans to real estate owned and repossessed assets totaled $3.8 million and $12.8 million for the years ended December 31, 2010 and 2009, respectively. Write downs and net loss on sale related to foreclosed/repossessed assets charged to non-interest expense totaled $2.3 million and $0.8 million for the same periods.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	2010		2009
As of December 31 (in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$954.5	$954.5	$3,418.0	$3,418.0
Securities purchased under agreements to resell	520.0	520.0	400.0	400.0
Securities (1)	3,033.3	3,033.3	901.8	901.8
Loans, net	17,345.7	17,875.6	14,061.3	13,924.8
Other assets (2)	39.0	39.0	33.9	33.9
Accrued interest receivable	67.6	67.6	54.9	54.9

Financial liabilities (other than derivatives):
Time deposits	5,162.7	5,205.5	4,608.7	4,636.2
Other deposits	12,770.4	12,770.4	10,836.9	10,836.9
FHLB advances	509.3	504.0	14.8	14.6
Repurchase agreements	501.3	502.9	144.1	144.1
Subordinated notes and debentures	182.2	193.6	181.8	195.1
Accrued interest payable	9.1	9.1	7.2	7.2

Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	17.0	17.0	9.6	9.6
Foreign exchange contracts	—	—	0.1	0.1
Forward commitments to sell residential mortgage loans	0.1	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	—	—	0.3	0.3
Recognized as a liability:
Interest rate swaps	14.7	14.7	8.6	8.6
Foreign exchange contracts	0.1	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	0.1	0.1	—	—
Forward commitments to sell residential mortgage loans	—	—	0.3	0.3

(1)	Includes (i) trading account securities of $83.5 million and $75.7 million at December 31, 2010 and 2009, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $63.6 million and $31.1 million at December 31, 2010 and 2009, respectively.
(2)	Includes fixed income securities, cash and cash equivalents, and equity mutual funds of $32.9 million, $5.8 million and $0.3 million, respectively, at December 31, 2010, and fixed income securities and cash and cash equivalents of $14.2 million and $19.7 million, respectively, at December 31, 2009.
(3)	See Note 21 for a further discussion of derivative financial instruments.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following is a description of the principal valuation methods used by People’s United Financial for financial instruments other than securities and derivatives, which were previously discussed:

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are commercial real estate, commercial and industrial, equipment financing, residential mortgage, home equity and other consumer. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable) and payment status (performing or non-performing). Fair values were estimated for each component using a valuation method selected by management.

The fair values of performing loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing of these cash flows considered future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. As a result, the valuation method for performing loans, which is consistent with certain guidance provided in FASB standards, considers interest rate-related adjustments but does not fully incorporate the “exit price” approach to fair value which would also consider adjustments for liquidity and credit-related factors. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings and Subordinated Notes and Debentures

The fair values of FHLB advances and repurchase agreements represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair values of subordinated notes and debentures were based on dealer quotes.

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

NOTE 20—Legal Proceedings and Lease Commitments

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Legal Proceedings

Litigation Relating to the Smithtown Bancorp, Inc. Transaction

People’s United Financial was named as a defendant in a class-action lawsuit filed on behalf of Smithtown Bancorp, Inc. (“Smithtown”) stockholders in New York state court (In re Smithtown Bancorp Shareholder Litigation (“In re Smithtown Bancorp”)). The primary claims in the complaint are directed towards the directors and certain executive officers of Smithtown, alleging that in approving the merger agreement between People’s United Financial and Smithtown, those individuals did not maximize shareholder value and agreed to deal protection devices that impermissibly limit their ability to pursue and accept any competing offer for Smithtown. People’s United Financial is alleged to have aided and abetted the actions of the individual defendants. The complaint also alleges that the proxy statement/prospectus relating to the proposed merger contains material omissions which, if not cured, would prevent Smithtown shareholders from casting an informed vote in connection with the proposed merger. The complaint seeks an order enjoining the defendants from proceeding with the transaction, other equitable relief, damages, and attorneys’ fees.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Management expects this matter to be resolved in accordance with the agreement summarized above, and does not expect the settlement to have a material effect on the financial condition, results of operations or liquidity of People’s United Financial.

People’s United Financial was named as a defendant in a lawsuit filed in federal court by a Smithtown stockholder (Linda Martucci v. Bradley E. Rock et al. (“Martucci”)). The claims alleged in Martucci were substantially similar to those alleged in In re Smithtown Bancorp. On October 19, 2010, the plaintiff in this action filed a Notice of Voluntary Dismissal, effectively ending this matter.

On February 25, 2010 and March 29, 2010, Smithtown and several of its officers and its directors were named in two lawsuits commenced in United States District Court, Eastern District of New York (Waterford Township Police & Fire Retirement v. Smithtown Bancorp, Inc., et al.) and Yourgal v. Smithtown Bancorp, Inc. et al., respectively) on behalf of a putative class of all persons and entities who purchased Smithtown’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege, among other things, that Smithtown’s loan loss reserve, fair value of its assets, recognition of impaired assets and its internal and disclosure controls were materially false, misleading or incomplete. As a result of the consummation of the merger on November 30, 2010, People’s United Financial has become the successor party to Smithtown in this matter.

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. These motions are currently pending.

In addition, on April 22, 2010, a Smithtown shareholder commenced an action in New York State Supreme Court, Kings County (Toussie v. Smithtown Bancorp, Inc., et al.) against Smithtown and several of its officers. The complaint alleges claims for fraud and aiding and abetting fraud based upon, among other things, the plaintiff’s allegation that during 2008 and 2009, one or more defendants made material misrepresentations and incomplete statements to the plaintiff concerning Smithtown’s loan losses, delinquent loans, capitalization, quarterly earnings and financial soundness. The complaint seeks compensatory and punitive damages against the defendants. As a result of the consummation of the merger on November 30, 2010, People’s United Financial has become the successor party to Smithtown in this matter.

On May 12, 2010, the defendants removed the April 22, 2010 action to the United States District Court for the Eastern District of New York. The defendants notified the court that the action was related to the Waterford and Yourgal actions. On June 1, 2010, the plaintiff moved to have the action remanded to state court. The defendants filed an opposition to the plaintiff’s remand motion on June 15, 2010, and the plaintiff filed his reply on June 22, 2010. The plaintiff’s remand motion has been assigned to a magistrate judge.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Litigation Relating to the LSB Corporation Transaction

People’s United Financial was named as a defendant in two lawsuits filed in Massachusetts state court by two LSB Corporation (“LSB”) stockholders (Assad v. LSB Corporation et al. (“Assad”) and Madden v. LSB Corporation et al. (“Madden”)). The claims in the complaint were substantially similar to the claims made in In re Smithtown Bancorp, and the remedies sought were likewise similar. On October 22, 2010, the plaintiffs’ request for an injunction preventing the LSB shareholder vote on the merger was denied and on November 12, 2010 a Stipulation of Dismissal was filed and the complaints were dismissed.

In addition, in the normal course of business, People’s United Financial is also subject to various other legal proceedings. Management has discussed with legal counsel the nature of these other legal proceedings, as well as the pending actions described above. Based on the information currently available, advice of counsel, available insurance coverage and the recorded liability for probable legal settlements and costs, People’s United Financial believes that the eventual outcome of these matters will not (individually or in the aggregate) have a material adverse effect on its financial condition, results of operations or liquidity.

Lease Commitments

At December 31, 2010, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2010 were: $38.1 million in 2011; $28.9 million in 2012; $25.7 million in 2013; $23.3 million in 2014; $21.5 million in 2015; and an aggregate of $103.6 million in 2016 through 2054. Rent expense under operating leases totaled $31.7 million, $30.7 million and $31.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 21—Financial Instruments

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

A summary of the contractual or notional amounts of People’s United Financial’s financial instruments follows:

As of December 31 (in millions)	2010	2009
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial	$1,983.1	$1,652.3
Consumer	1,865.0	1,913.3
Residential mortgage	249.3	113.3
Commercial real estate	242.2	419.7
Letters of credit	120.0	111.9
Derivative Financial Instruments: (2)
Foreign exchange contracts	8.3	9.6
Interest rate swaps:
For market risk management	5.7	6.0
For commercial customers:
Customer	491.5	294.8
Counterparty	491.5	294.8
Forward commitments to sell residential mortgage loans	111.2	140.4
Interest rate-lock commitments on residential mortgage loans	120.1	141.4

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrower does not meet contractual repayment obligations, and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

Lending-Related Financial Instruments

The contractual amounts of People’s United Financial’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s United Financial’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s United Financial’s lending-related financial instruments is similar to the distribution of its loan portfolio, as described in Note 5.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s United Financial to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and is secured in a manner similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s United Financial would have to fulfill the terms of the letter of credit. The fair value of People’s United Financial’s obligations relating to $116.0 million and $108.4 million of stand-by letters of credit at December 31, 2010 and 2009, respectively, was $1.1 million and $0.3 million, respectively, and has been included in other liabilities in the Consolidated Statements of Condition. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

A commercial letter of credit is normally a short-term instrument issued by a financial institution on behalf of its customer. The letter of credit authorizes a beneficiary to draw drafts on the financial institution or one of its correspondent banks, provided the terms and conditions of the letter of credit have been met. In issuing a commercial letter of credit, the financial institution has substituted its credit standing for that of its customer. After drafts are paid by the financial institution, the customer is charged or an obligation is created under an existing reimbursement agreement. An advance under a reimbursement agreement is recorded as a loan by the financial institution and is subject to terms and conditions similar to other commercial obligations. At December 31, 2010 and 2009, People’s United Financial had issued $4.0 million and $3.5 million, respectively, of commercial letters of credit.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2010 was $2.7 million, for which People’s United Financial had posted $2.2 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain is included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and is being recognized in income over the period during which the hedged items (certain floating rate commercial loans) affect earnings (approximately 2 years). A total of $19.6 million of this gain was recognized in income during the year ended December 31, 2010 and the remaining unrecognized gain at December 31, 2010 was $0.6 million, which is expected to be recognized in income in the first quarter of 2011.

In connection with the September 2008 bankruptcy filing by Lehman Brothers Holdings, Inc., People’s United Financial terminated its $100 million (notional) derivative contract (interest rate floor) with Lehman Brothers. The derivative contract had a fair value of $5.3 million at the time of termination. After considering the master netting arrangement and posted collateral, the net amount due from the counterparty was $1.4 million. After impairment adjustments, the carrying amount of this receivable was $0.4 million at December 31, 2010.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

As of December 31 (in millions)	Type of Hedge	Notional Amounts		Fair Values (1)
				Assets		Liabilities
		2010	2009	2010	2009	2010	2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$491.5	$294.8	$13.5	$3.0	$2.8	$5.6
Other counterparties	N/A	491.5	294.8	3.5	6.6	11.5	2.5
Foreign exchange contracts	N/A	8.3	—	—	—	0.1	—
Forward commitments to sell residential mortgage loans	N/A	111.2	140.4	0.1	—	—	0.3
Interest rate-lock commitments on residential mortgage loans	N/A	120.1	141.4	—	0.3	0.1	—

Total				17.1	9.9	14.5	8.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	5.7	6.0	—	—	0.4	0.5
Foreign exchange contracts:
Loans	Cash flow	—	9.6	—	0.1	—	—

Total				—	0.1	0.4	0.5

Total derivatives				$17.1	$10.0	$14.9	$8.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)			Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Years ended December 31 (in millions)		2010	2009	2008	2010	2009	2008
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$23.9	$(5.9)	$7.5	$—	$—	$—
Other counterparties	N/A	(22.3)	7.2	(7.0)	—	—	—
Foreign exchange contracts	N/A	—	—	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	—	(0.3)	0.5	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	—	0.3	(0.5)	—	—	—

Total		1.6	1.3	0.5	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors (2)	Cash flow	21.0	21.9	10.2	—	1.2	23.9
Interest rate swaps	Fair value	(0.3)	(0.3)	(0.2)	—	—	—
Foreign exchange contracts	Cash flow	—	—	—	—	—	—

Total		20.7	21.6	10.0	—	1.2	23.9

Total derivatives		$22.3	$22.9	$10.5	$—	$1.2	$23.9

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009.

NOTE 22—Business Segment Information

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

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses:

Commercial Banking consists principally of commercial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking and municipal banking.

Retail and Business Banking includes, as its principal business lines, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity), business lending, indirect auto lending and merchant services.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Wealth Management consists of trust services; corporate trust; brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities; other insurance services provided through People’s United Insurance Agency; and private banking.

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment. People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process. Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment, and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets are reported for each business segment due to management’s reliance, in part, on average balances for purposes of assessing business segment performance. These averages include allocated goodwill and intangible assets.

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including: merger-related expenses, core system conversion costs and one-time charges totaling $58.9 million, $4.5 million and $51.3 million for the years ended December 31, 2010, 2009 and 2008, respectively; $4.4 million of benefit-related and other charges for the year ended December 31, 2009 (included in total non-interest expense); a $5.6 million gain related to the sale of the company’s remaining Class B Visa shares and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2009); and $6.9 million of gains related to the Visa IPO and a $1.4 million gain on sale of two branches (included in total non-interest income for the year ended December 31, 2008). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United Financial’s business segments:

Year ended December 31, 2010 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$303.9	$383.1	$3.8	$690.8	$(53.3)	$61.5	$699.0
Provision for loan losses	26.1	6.9	0.3	33.3	—	26.7	60.0
Non-interest income	56.7	155.7	74.9	287.3	15.4	(3.5)	299.2
Non-interest expense	193.6	447.2	84.5	725.3	11.3	74.6	811.2

Income (loss) before income tax expense (benefit)	140.9	84.7	(6.1)	219.5	(49.2)	(43.3)	127.0
Income tax expense (benefit)	46.1	27.7	(1.9)	71.9	(16.1)	(14.5)	41.3

Net income (loss)	$94.8	$57.0	$(4.2)	$147.6	$(33.1)	$(28.8)	$85.7

Total average assets	$10,957.0	$5,789.0	$342.7	$17,088.7	$3,924.7	$1,002.8	$22,016.2

Year ended December 31, 2009 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$255.3	$374.9	$4.0	$634.2	$(127.1)	$69.7	$576.8
Provision for loan losses	22.0	4.8	0.1	26.9	—	30.1	57.0
Non-interest income	41.3	159.9	77.4	278.6	28.1	2.4	309.1
Non-interest expense	153.8	413.2	84.3	651.3	7.3	26.0	684.6

Income (loss) before income tax expense (benefit)	120.8	116.8	(3.0)	234.6	(106.3)	16.0	144.3
Income tax expense (benefit)	39.0	37.8	(1.1)	75.7	(37.5)	4.9	43.1

Net income (loss)	$81.8	$79.0	$(1.9)	$158.9	$(68.8)	$11.1	$101.2

Total average assets	$9,846.0	$5,874.0	$333.1	$16,053.1	$3,957.6	$746.8	$20,757.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2008 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$266.5	$397.8	$4.4	$668.7	$(111.8)	$79.5	$636.4
Provision for loan losses	18.7	5.5	0.1	24.3	—	1.9	26.2
Non-interest income	41.7	155.0	89.9	286.6	10.4	6.6	303.6
Non-interest expense	145.9	398.9	86.1	630.9	(0.7)	78.8	709.0

Income (loss) before income tax expense (benefit)	143.6	148.4	8.1	300.1	(100.7)	5.4	204.8
Income tax expense (benefit)	48.7	50.3	2.7	101.7	(37.1)	2.4	67.0

Net income (loss)	$94.9	$98.1	$5.4	$198.4	$(63.6)	$3.0	$137.8

Total average assets	$9,310.4	$6,467.0	$298.7	$16,076.1	$3,303.0	$993.9	$20,373.0

NOTE 23—Parent Company Financial Information

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION
As of December 31 (in millions)	2010	2009
Assets:
Cash at bank subsidiary	$18.2	$4.2
Securities purchased under agreements to resell	520.0	400.0
Securities available for sale, at fair value	436.6	—
Securities held to maturity, at amortized cost	55.0	55.0
Loan to bank subsidiary	—	1,374.0
Investments in subsidiaries:
Bank subsidiary	4,193.8	3,212.8
Non-bank subsidiary	2.8	3.4
Goodwill	191.3	175.9
Other assets	3.3	16.3

Total assets	$5,421.0	$5,241.6

Liabilities and Stockholders’ Equity:
Subordinated notes and debentures	$153.7	$116.2
Other liabilities	48.0	24.7
Stockholders’ equity	5,219.3	5,100.7

Total liabilities and stockholders’ equity	$5,421.0	$5,241.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2010	2009	2008
Revenues:
Interest income:
Securities	$7.2	$3.5	$4.5
Loan to bank subsidiary	1.8	0.6	—
Securities purchased under agreements to resell	0.9	0.8	7.5
Short-term investments	—	3.0	13.8

Total interest income	9.9	7.9	25.8
Dividends from bank subsidiary	—	—	1,800.0
Other non-interest income	0.1	0.3	0.1

Total revenues	10.0	8.2	1,825.9

Expenses:
Interest on subordinated notes and debentures	8.7	8.5	8.5
Other non-interest expense	20.7	9.4	12.6

Total expenses	29.4	17.9	21.1

(Loss) income before income tax (benefit) expense and subsidiary undistributed income (distributions in excess of income)	(19.4)	(9.7)	1,804.8
Income tax (benefit) expense	(6.8)	(3.4)	1.7

(Loss) income before subsidiary undistributed income (distributions in excess of income)	(12.6)	(6.3)	1,803.1
Subsidiary undistributed income (distributions in excess of income)	98.3	107.5	(1,665.3)

Net income	$85.7	$101.2	$137.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$85.7	$101.2	$137.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Subsidiary (undistributed income) distributions in excess of income	(98.3)	(107.5)	1,665.3
Net change in other assets and other liabilities	39.6	0.1	14.5

Net cash provided by (used in) operating activities	27.0	(6.2)	1,817.6

Cash Flows from Investing Activities:
Net (increase) decrease in securities purchased under agreements to resell	(120.0)	(400.0)	428.0
Proceeds from principal repayments of securities available for sale	703.0	765.0	—
Purchases of securities available for sale	(1,135.9)	—	(763.4)
Purchases of securities held to maturity	—	(55.0)	—
Decrease in investments in subsidiaries	—	—	12.9
Decrease (increase) in loan to bank subsidiary	1,374.0	(1,374.0)	—
Cash paid in acquisitions	(418.2)	—	(1,063.3)

Net cash provided by (used in) investing activities	402.9	(1,064.0)	(1,385.8)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(218.1)	(203.6)	(194.4)
Common stock repurchased	(191.2)	—	—
Common stock repurchased and retired upon vesting of restricted stock awards	(7.0)	(2.4)	—
Proceeds from stock options exercised, including excess income tax benefits	0.4	0.4	28.4

Net cash used in financing activities	(415.9)	(205.6)	(166.0)

Net increase (decrease) in cash and cash equivalents	14.0	(1,275.8)	265.8
Cash and cash equivalents at beginning of year	4.2	1,280.0	1,014.2

Cash and cash equivalents at end of year	$18.2	$4.2	$1,280.0

NOTE 24—Subsequent Events

On January 20, 2011, People’s United Financial announced the signing of a definitive agreement to acquire Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The acquisition is valued at approximately $493 million, with 55% to be paid in the form of shares of People’s United Financial common stock and 45% to be paid in cash. At December 31, 2010, Danvers reported total assets of $2.85 billion and total deposits of $2.10 billion (unaudited). Danvers operates 28 branches in the greater Boston area.

The transaction, which is expected to close in the second quarter of 2011, is subject to approval by bank regulatory authorities and by the shareholders of Danvers. People’s United Financial shareholder approval is not required for the transaction.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Also on January 20, 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

NOTE 25—Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2010 and 2009:

	2010				2009
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$193.6	$206.9	$207.5	$220.8	$195.2	$192.2	$191.9	$187.5
Interest expense	34.0	33.1	31.7	31.0	52.4	51.0	46.6	40.0

Net interest income	159.6	173.8	175.8	189.8	142.8	141.2	145.3	147.5
Provision for loan losses	9.5	17.8	21.8	10.9	7.9	14.0	21.5	13.6

Net interest income after provision for loan losses	150.1	156.0	154.0	178.9	134.9	127.2	123.8	133.9
Non-interest income	70.6	76.8	75.9	75.9	72.2	85.0	80.2	71.7
Non-interest expense	200.3	209.8	194.2	206.9	171.1	176.2	165.1	172.2

Income before income tax expense	20.4	23.0	35.7	47.9	36.0	36.0	38.9	33.4
Income tax expense	6.8	7.0	11.6	15.9	11.8	10.7	12.1	8.5

Net income	$13.6	$16.0	$24.1	$32.0	$24.2	$25.3	$26.8	$24.9

Basic earnings per common share	$0.04	$0.04	$0.07	$0.09	$0.07	$0.08	$0.08	$0.07
Diluted earnings per common share	0.04	0.04	0.07	0.09	0.07	0.08	0.08	0.07
Average common shares outstanding:
Basic	344.64	358.10	354.88	352.44	331.60	331.83	332.01	332.37
Diluted	344.82	358.24	354.99	352.53	332.17	332.33	332.19	332.56
Common stock price:
High	$17.08	$16.79	$14.35	$14.17	$18.18	$18.54	$17.41	$17.16
Low	15.07	13.49	12.56	12.20	15.61	14.72	14.84	15.15
Dividends paid	51.2	56.2	55.5	55.2	50.2	51.1	51.2	51.1
Dividends per share	0.1525	0.1550	0.1550	0.1550	0.1500	0.1525	0.1525	0.1525
Dividend payout ratio	376.2%	352.0%	230.4%	172.5%	207.3%	202.0%	191.3%	204.7%

INDEX TO EXHIBITS

Designation	Description
4.4	Subordinated Note Purchase Agreement dated October 20, 2009, between River Bank and Commerce Bank & Trust Company

4.4(a)	Notice of Assumption of Certain Obligations of River Bank by People’s United Bank dated as of November 30, 2010

4.5	Fiscal and Paying Agency Agreement dated as of June 29, 2009 by and between Bank of Smithtown as Issuer and Wilmington Trust Company as Fiscal and Paying Agent

4.5(a)	Supplemental Fiscal and Paying Agency Agreement dated as of November 30, 2010 by and among People’s United Financial, Inc., Bank of Smithtown and Wilmington Trust Company to Fiscal and Paying Agency Agreement dated as of June 29, 2009

4.6	Fiscal and Paying Agency Agreement dated as of July 27, 2009 by and between Bank of Smithtown as Issuer and Wilmington Trust Company as Fiscal and Paying Agent

4.6(a)	Supplemental Fiscal and Paying Agency Agreement dated as of November 30, 2010 by and among People’s United Financial, Inc., Bank of Smithtown and Wilmington Trust Company to Fiscal and Paying Agency Agreement dated as of July 27, 2009

4.7	Indenture dated as of September 25, 2003 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee

4.7(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of September 25, 2003

4.8	Junior Subordinated Indenture dated as of March 30, 2006 between Smithtown Bancorp, Inc. and Wilmington Trust Company as Trustee

4.8(a)	First Supplemental Indenture dated as of November 30, 2010 to Junior Subordinated Indenture dated as of March 30, 2006

4.9	Indenture dated as of March 5, 2008 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee

4.9(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of March 5, 2008

10.3*	2011 Short-Term Incentive Plan

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1 **	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.
**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.