Form 10-Q
period 2011-03-31
People's United Financial, Inc.
filed 2011-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 358,063,820 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$315.2	$354.7
Short-term investments (note 3)	926.2	599.8

Total cash and cash equivalents	1,241.4	954.5

Securities purchased under agreements to resell	—	520.0

Securities (note 3):
Trading account securities, at fair value	84.9	83.5
Securities available for sale, at fair value	3,003.8	2,831.1
Securities held to maturity, at amortized cost (fair value of $55.1 million at both dates)	55.1	55.1
Federal Home Loan Bank stock, at cost	59.5	63.6

Total securities	3,203.3	3,033.3

Residential mortgage loans held for sale	18.0	88.5

Loans (note 4):
Commercial real estate	6,565.7	7,306.3
Commercial	6,046.7	5,196.0
Residential mortgage	2,783.6	2,647.5
Consumer	2,127.1	2,177.9

Total loans	17,523.1	17,327.7
Less allowance for loan losses	(177.5)	(172.5)

Total loans, net	17,345.6	17,155.2

Goodwill (note 7)	1,719.9	1,723.4
Other acquisition-related intangibles (note 7)	232.7	238.6
Premises and equipment	326.0	325.1
Bank-owned life insurance	291.8	291.8
Other assets (notes 2, 4 and 12)	583.6	706.7

Total assets	$24,962.3	$25,037.1

Liabilities
Deposits:
Non-interest-bearing	$3,789.5	$3,872.6
Savings, interest-bearing checking and money market	9,255.7	8,897.8
Time	5,064.9	5,162.7

Total deposits	18,110.1	17,933.1

Borrowings:
Federal Home Loan Bank advances	481.6	509.3
Repurchase agreements	476.3	501.3
Federal funds purchased	200.0	—

Total borrowings	1,157.9	1,010.6

Subordinated notes and debentures	176.3	182.2
Other liabilities (note 12)	357.7	691.9

Total liabilities	19,802.0	19,817.8

Commitments and contingencies (notes 9 and 14)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 377.0 million shares and 376.6 million shares issued)	3.7	3.7
Additional paid-in capital	4,981.5	4,978.8
Retained earnings	767.2	772.6
Treasury stock, at cost (22.0 million shares and 17.5 million shares) (note 5)	(307.6)	(248.9)
Accumulated other comprehensive loss (note 5)	(98.4)	(99.0)
Unallocated common stock of Employee Stock Ownership Plan, at cost (9.0 million shares and 9.1 million shares) (note 8)	(186.1)	(187.9)

Total stockholders’ equity	5,160.3	5,219.3

Total liabilities and stockholders’ equity	$24,962.3	$25,037.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
Interest and dividend income:
Commercial real estate	$101.6	$74.3
Commercial	78.6	58.0
Residential mortgage	29.3	28.1
Consumer	20.9	22.8

Total interest on loans	230.4	183.2
Securities	21.0	8.1
Residential mortgage loans held for sale	0.7	0.5
Short-term investments	0.6	1.7
Securities purchased under agreements to resell	0.1	0.1

Total interest and dividend income	252.8	193.6

Interest expense:
Deposits	26.6	29.7
Borrowings	2.5	0.5
Subordinated notes and debentures	3.4	3.8

Total interest expense	32.5	34.0

Net interest income	220.3	159.6
Provision for loan losses (note 4)	14.6	9.5

Net interest income after provision for loan losses	205.7	150.1

Non-interest income:
Investment management fees	8.2	7.9
Insurance revenue	7.9	7.3
Brokerage commissions	3.2	2.8

Total wealth management income	19.3	18.0
Bank service charges	31.0	31.2
Net gains on sales of loans	8.6	2.8
Bank-owned life insurance	1.2	1.8
Merchant services income, net	1.0	1.0
Net security gains	0.1	—
Other non-interest income	13.4	9.4

Total non-interest income	74.6	64.2

Non-interest expense:
Compensation and benefits	105.4	96.3
Occupancy and equipment	33.1	29.8
Professional and outside service fees	15.9	13.6
Merger-related expenses (note 2)	3.1	14.7
Other non-interest expense (note 7)	45.3	39.5

Total non-interest expense	202.8	193.9

Income before income tax expense	77.5	20.4
Income tax expense	25.8	6.8

Net income	$51.7	$13.6

Earnings per common share (note 6):
Basic	$0.15	$0.04
Diluted	0.15	0.04

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the three months ended March 31, 2011 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$3.7	$4,978.8	$772.6	$(248.9)	$(99.0)	$(187.9)	$5,219.3
Comprehensive income:
Net income	—	—	51.7	—	—	—	51.7
Other comprehensive income, net of tax (note 5)	—	—	—	—	0.6	—	0.6

Total comprehensive income							52.3

Cash dividends on common stock ($0.1550 per share)	—	—	(54.2)	—	—	—	(54.2)
Restricted stock awards	—	0.8	(1.0)	2.0	—	—	1.8
ESOP common stock committed to be released (note 8)	—	—	(0.6)	—	—	1.8	1.2
Common stock repurchased (note 5)	—	—	—	(60.7)	—	—	(60.7)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.3)	—	—	—	(1.3)
Stock options and related tax benefits	—	1.9	—	—	—	—	1.9

Balance at March 31, 2011	$3.7	$4,981.5	$767.2	$(307.6)	$(98.4)	$(186.1)	$5,160.3

For the three months ended March 31, 2010 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Comprehensive income:
Net income	—	—	13.6	—	—	—	13.6
Other comprehensive income, net of tax	—	—	—	—	2.0	—	2.0

Total comprehensive income							15.6

Common stock issued in the Financial Federal acquisition, net (note 2)	0.3	405.2	—	—	—	—	405.5
Cash dividends on common stock ($0.1525 per share)	—	—	(51.2)	—	—	—	(51.2)
Restricted stock awards	—	6.0	(0.1)	0.4	—	—	6.3
ESOP common stock committed to be released (note 8)	—	—	(0.4)	—	—	1.9	1.5
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.9)	—	—	—	(1.9)
Stock options and related tax benefits	—	2.1	—	—	—	—	2.1

Balance at March 31, 2010	$3.8	$4,924.6	$874.5	$(58.2)	$(72.8)	$(193.3)	$5,478.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2011	2010
Cash Flows from Operating Activities:
Net income	$51.7	$13.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	14.6	9.5
Depreciation and amortization of premises and equipment	9.1	9.4
Amortization of leased equipment	5.1	3.3
Amortization of other acquisition-related intangibles	5.9	4.7
Net security gains	(0.1)	—
Net gains on sales of loans	(8.6)	(2.8)
ESOP common stock committed to be released	1.2	1.5
Expense related to share-based awards	5.4	6.3
Originations of residential mortgage loans held-for-sale	(119.9)	(185.3)
Proceeds from sales of residential mortgage loans held-for-sale	199.0	204.5
Net increase in trading account securities	(1.4)	—
Net changes in other assets and liabilities	(222.2)	(40.8)

Net cash (used in) provided by operating activities	(60.2)	23.9

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	520.0	400.0
Proceeds from sales of securities available for sale	7.9	—
Proceeds from principal repayments of securities available for sale	434.7	29.8
Purchases of securities available for sale	(611.9)	(7.7)
Proceeds from sales of loans	(42.7)	—
Net loan principal (disbursements) collections	(155.4)	118.1
Purchases of premises and equipment	(10.0)	(2.9)
Purchases of leased equipment	(5.5)	(0.5)
Proceeds from sales of real estate owned	4.6	4.4
Return of premiums on bank-owned life insurance, net	1.2	—
Cash paid, net of cash acquired, in acquisitions	—	(291.6)

Net cash provided by investing activities	142.9	249.6

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	177.0	(48.2)
Net increase in borrowings with terms of three months or less	175.4	20.0
Repayments of borrowings with terms of more than three months	(26.1)	(786.7)
Repayments of subordinated notes and debentures	(6.0)	—
Cash dividends paid on common stock	(54.2)	(51.2)
Common stock repurchases	(62.0)	(1.9)
Proceeds from stock options exercised, including excess income tax benefits	0.1	0.1

Net cash provided by (used in) financing activities	204.2	(867.9)

Net increase (decrease) in cash and cash equivalents	286.9	(594.4)
Cash and cash equivalents at beginning of period	954.5	3,418.0

Cash and cash equivalents at end of period	$1,241.4	$2,823.6

Supplemental Information:
Interest payments	$36.6	$36.9
Income tax payments	1.4	1.2
Real estate properties acquired by foreclosure	6.5	4.3
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	—	1,254.1
Liabilities	—	825.1
Common stock issued in acquisitions	—	405.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. With regard to the Consolidated Statements of Condition, such reclassifications include the presentation of (i) loans held for sale as a separate line item (rather than as a component of total loans) and (ii) loans in process as a component of other assets (rather than as a component of total loans). In addition to these reclassifications, expenses related to the company’s merchant services business and customer derivative activities have been presented on a net basis, along with the respective revenues, within non-interest income in the Consolidated Statements of Income for all periods presented.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by this Quarterly Report for the period ended March 31, 2011, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. ACQUISITIONS

Acquisitions Completed in 2010

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

On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts.

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

The asset arising from the loss-sharing coverage is referred to as the “FDIC loss-share receivable” and is included in other assets ($23.3 million at March 31, 2011 and $26.2 million at December 31, 2010) in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as the loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. Merger-related expenses recorded in the first quarter of 2010 totaled $14.7 million.

The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates based on management’s best estimates using the information available at that time. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items, management does not expect that such changes, if any, will be material. The excess of the respective purchase prices over the estimated fair value of the net assets acquired has been recorded as goodwill (see Note 7). People’s United Financial’s results of operations include the results of the acquired entities beginning with the respective closing dates.

Pending Acquisition

On January 20, 2011, People’s United Financial announced the signing of a definitive agreement to acquire Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The acquisition is valued at approximately $493 million, with approximately 55% to be paid in the form of shares of People’s United Financial common stock and approximately 45% to be paid in cash. At March 31, 2011, Danvers reported total assets of $2.77 billion and total deposits of $2.13 billion and operates 28 branches in the greater Boston area.

The transaction, which is expected to close in the second quarter of 2011, is subject to approval by bank regulatory authorities. Danvers shareholders are scheduled to vote on the merger on May 13, 2011. People’s United Financial shareholder approval is not required for the transaction.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

People’s United Financial records security transactions on the trade date and uses the specific identification method to determine the cost of securities sold. The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of March 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$390.1	$0.1	$(0.5)	$389.7
GSE residential mortgage-backed securities and CMOs	2,552.5	13.9	(13.6)	2,552.8
State and municipal	57.5	1.3	(0.1)	58.7
Other	2.5	—	—	2.5

Total debt securities	3,002.6	15.3	(14.2)	3,003.7
Equity securities	0.1	—	—	0.1

Total securities available for sale	$3,002.7	$15.3	$(14.2)	$3,003.8

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.1	—	—	0.1

Total securities held to maturity	$55.1	$—	$—	$55.1

As of December 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$476.2	$0.3	$(0.2)	$476.3
GSE residential mortgage-backed securities and CMOs	2,289.0	14.5	(12.9)	2,290.6
State and municipal	57.6	0.6	—	58.2
Other	4.5	—	—	4.5

Total debt securities	2,827.3	15.4	(13.1)	2,829.6
Equity securities	1.5	—	—	1.5

Total securities available for sale	$2,828.8	$15.4	$(13.1)	$2,831.1

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.1	—	—	0.1

Total securities held to maturity	$55.1	$—	$—	$55.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$1,246.0	$(13.6)	$—	$—	$1,246.0	$(13.6)
U.S. Treasury and agency	200.3	(0.5)	—	—	200.3	(0.5)
State and municipal (1)	1.4	(0.1)	0.3	—	1.7	(0.1)
Other (1)	2.5	—	—	—	2.5	—

Total	$1,450.2	$(14.2)	$0.3	$—	$1,450.5	$(14.2)

(1)	Unrealized losses 12 months or longer totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2010 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$1,125.7	$(12.9)	$—	$—	$1,125.7	$(12.9)
U.S. Treasury and agency	198.0	(0.2)	—	—	198.0	(0.2)
State and municipal (1)	4.6	—	0.3	—	4.9	—

Total	$1,328.3	$(13.1)	$0.3	$—	$1,328.6	$(13.1)

(1)	Unrealized losses totaled less than $50,000.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are recognized in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to non-credit factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive all amounts contractually due. As of March 31, 2011, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At March 31, 2011, the amortized cost of debt securities by remaining period to contractual maturity, other than government sponsored enterprise (“GSE”) residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”), are as follows: $11.7 million within 1 year; $384.3 million after 1 but within 5 years; $83.1 million after 5 but within 10 years; and $26.2 million after 10 years.

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $45.7 million at March 31, 2011) in an amount equal to its membership base investment plus an activity based investment determined according to the company’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston once again began paying a dividend. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the company’s investment at March 31, 2011 and the cost of the investment approximates fair value. As a result of the Smithtown acquisition, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at March 31, 2011), which also pays a dividend.

In connection with the sale of its remaining Class B Visa, Inc shares in 2009, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through March 31, 2011.

The balance of short-term investments at March 31, 2011 and December 31, 2010 principally consisted of $901.2 million and $570.3 million, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both March 31, 2011 and December 31, 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 4. LOANS

People’s United Financial maintains several policies with respect to loans, including:

•	Income recognition (including the treatment of loan origination costs and the classification of a loan as ‘non-accrual’);
•	Establishment of the allowance for loan losses (including the identification of ‘impaired’ loans and related impairment measurement considerations); and
•	Charge-offs.

The company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the quarter ended March 31, 2011.

For purposes of disclosures related to the credit quality of financing receivables and the allowance for loan losses, People’s United Financial has identified two loan portfolio segments: Commercial Banking and Retail. The classes of loans within the loan portfolio segments are: commercial real estate, commercial and industrial, and equipment financing for Commercial Banking; and residential mortgage, home equity and other consumer for Retail. Loans acquired in connection with acquisitions beginning in 2010 (see Note 2) are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ below). All other loans are referred to as ‘originated’ loans. Accordingly, selected credit quality disclosures that follow are presented separately for the ‘originated’ loan portfolio and the ‘acquired’ loan portfolio. The net carrying amount of the acquired loans, included in the table below, totaled $2.67 billion at March 31, 2011 and $2.88 billion at December 31, 2010.

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

(in millions)	March 31, 2011	December 31, 2010
Commercial Banking:
Commercial real estate (1)	$6,565.7	$7,306.3

Commercial and industrial (1)	4,021.0	3,095.6
Equipment financing	2,025.7	2,100.4

Total commercial	6,046.7	5,196.0

Total Commercial Banking	12,612.4	12,502.3

Retail:
Residential mortgage:
Adjustable-rate	2,190.1	2,117.9
Fixed-rate	593.5	529.6

Total residential mortgage	2,783.6	2,647.5

Consumer:
Home equity	1,935.3	1,976.8
Other consumer	191.8	201.1

Total consumer	2,127.1	2,177.9

Total Retail	4,910.7	4,825.4

Total loans	$17,523.1	$17,327.7

(1)	Following the company’s 2010 acquisitions and core system conversion, the company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the company’s core system conversion.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $26.7 million and $26.5 million at March 31, 2011 and December 31, 2010, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. Allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

For the three months ended March 31 (in millions)	Commercial Banking	Retail	Total
Balance at December 31, 2010	$161.5	$11.0	$172.5
Charge-offs	(7.1)	(3.3)	(10.4)
Recoveries	0.3	0.5	0.8

Net loan charge-offs	(6.8)	(2.8)	(9.6)
Provision for loan losses	11.0	3.6	14.6

Balance at March 31, 2011	$165.7	$11.8	$177.5

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of March 31, 2011	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$188.1	$32.5	$10,114.2	$133.2	$2,310.1	$—	$12,612.4	$165.7
Retail	10.4	—	4,535.5	11.8	364.8	—	4,910.7	11.8

Total	$198.5	$32.5	$14,649.7	$145.0	$2,674.9	$—	$17,523.1	$177.5

As of December 31, 2010	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$174.4	$27.6	$9,866.1	$133.9	$2,461.8	$—	$12,502.3	$161.5
Retail	8.2	—	4,401.5	11.0	415.7	—	4,825.4	11.0

Total	$182.6	$27.6	$14,267.6	$144.9	$2,877.5	$—	$17,327.7	$172.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The principal balances, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	March 31, 2011	December 31, 2010
Commercial Banking:
Commercial real estate	$71.7	$82.5
Commercial and industrial	48.9	38.2
Equipment financing	38.6	36.0

Total (1)	159.2	156.7

Retail:
Residential mortgage	70.4	78.8
Home equity	10.5	9.1
Other consumer	0.4	0.6

Total	81.3	88.5

Total	$240.5	$245.2

(1)	Reported net of government guarantees totaling $10.0 million and $9.4 million at March 31, 2011 and December 31, 2010, respectively.

The preceding table excludes $324 million of acquired loans at March 31, 2011 that meet People’s United Financial’s definition of a non-performing loan but for which the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing interest totaled $3.1 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively.

People’s United Financial’s recorded investment in originated loans classified as troubled debt restructurings (“TDRs”) totaled $76.0 million and $62.6 million at March 31, 2011 and December 31, 2010, respectively. The related allowance for loan losses at March 31, 2011 and December 31, 2010 was $7.8 million and $8.4 million, respectively, and interest income recognized on these loans totaled $0.7 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain Commercial Banking and Retail loans, including TDRs. The following is a summary, by class of loan, of information related to impaired loans within the originated portfolio:

As of or for the three months ended March 31, 2011 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$28.8	$25.1	$—	$28.3	$0.2
Commercial and industrial	20.9	19.2	—	12.4	0.2
Equipment financing	36.6	31.7	—	25.3	0.2
Retail:
Residential mortgage	9.8	9.7	—	8.4	0.1
Home equity	0.7	0.7	—	0.3	—
Other consumer	—	—	—	—	—

Total	96.8	86.4	—	74.7	0.7

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	85.9	66.9	21.2	69.3	0.1
Commercial and industrial	28.5	13.1	4.1	7.6	0.2
Equipment financing	34.6	32.1	7.2	29.4	0.2
Retail:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Other consumer	—	—	—	—	—

Total	149.0	112.1	32.5	106.3	0.5

Total impaired loans:
Commercial Banking:
Commercial real estate	114.7	92.0	21.2	97.6	0.3
Commercial and industrial	49.4	32.3	4.1	20.0	0.4
Equipment financing	71.2	63.8	7.2	54.7	0.4

Total Commercial Banking	235.3	188.1	32.5	172.3	1.1

Retail:
Residential mortgage	9.8	9.7	—	8.4	0.1
Home equity	0.7	0.7	—	0.3	—
Other consumer	—	—	—	—	—

Total Retail	10.5	10.4	—	8.7	0.1

Total	$245.8	$198.5	$32.5	$181.0	$1.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2010 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.4	$33.6	$—
Commercial and industrial	13.5	12.3	—
Equipment financing	24.9	22.4	—
Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total	84.1	76.5	—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	89.5	70.5	18.1
Commercial and industrial	20.6	5.8	2.4
Equipment financing	31.1	29.8	7.1
Retail:
Residential mortgage	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total	141.2	106.1	27.6

Total impaired loans:
Commercial Banking:
Commercial real estate	126.9	104.1	18.1
Commercial and industrial	34.1	18.1	2.4
Equipment financing	56.0	52.2	7.1

Total Commercial Banking	217.0	174.4	27.6

Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total Retail	8.3	8.2	—

Total	$225.3	$182.6	$27.6

The following is a summary, by class of loan, of aging information for originated loans:

		Past Due
As of March 31, 2011 (in millions)	Current	30-89 Days	90 Days or More(1)	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$4,872.1	$28.0	$71.7	$99.7	$4,971.8
Commercial and industrial	3,807.6	22.9	48.9	71.8	3,879.4
Equipment financing	1,394.8	17.7	38.6	56.3	1,451.1

Total	10,074.5	68.6	159.2	227.8	10,302.3

Retail:
Residential mortgage	2,338.1	68.4	70.4	138.8	2,476.9
Home equity	1,857.9	12.4	10.5	22.9	1,880.8
Other consumer	183.3	4.5	0.4	4.9	188.2

Total	4,379.3	85.3	81.3	166.6	4,545.9

Total originated loans	$14,453.8	$153.9	$240.5	$394.4	$14,848.2

(1)	Reported net of government guarantees totaling $10.0 million at March 31, 2011. In addition, approximately $40 million of these loans have not yet reached 90 days past due but have been placed on non-accrual status as they present uncertainty with the respect to the collectibility of interest and principal.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Past Due
As of December 31, 2010 (in millions)	Current	30-89 Days	90 Days or More(1)	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,494.6	$28.0	$82.5	$110.5	$5,605.1
Commercial and industrial	2,955.3	22.5	38.2	60.7	3,016.0
Equipment financing	1,377.1	6.3	36.0	42.3	1,419.4

Total	9,827.0	56.8	156.7	213.5	10,040.5

Retail:
Residential mortgage	2,141.3	73.9	78.8	152.7	2,294.0
Home equity	1,895.7	14.2	9.1	23.3	1,919.0
Other consumer	189.5	6.6	0.6	7.2	196.7

Total	4,226.5	94.7	88.5	183.2	4,409.7

Total originated loans	$14,053.5	$151.5	$245.2	$396.7	$14,450.2

(1)	Reported net of government guarantees totaling $9.4 million at December 31, 2010. In addition, approximately $40 million of these loans have not yet reached 90 days past due but have been placed on non-accrual status as they present uncertainty with the respect to the collectibility of interest and principal.

The following is a summary, by class of loan, of credit quality indicators:

As of March 31, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Pass	$4,549.8	$3,533.1	$1,175.9	$9,258.8
Special mention	147.9	142.4	72.5	362.8
Substandard	181.6	169.1	138.9	489.6
Doubtful	0.5	2.5	—	3.0
Impaired	92.0	32.3	63.8	188.1

Total originated loans	4,971.8	3,879.4	1,451.1	10,302.3
Acquired loans	1,593.9	141.6	574.6	2,310.1

Total	$6,565.7	$4,021.0	$2,025.7	$12,612.4

	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$1,515.2	$1,157.3	$157.2	$2,829.7
Moderate risk	934.7	655.6	7.9	1,598.2
High risk	17.3	67.2	23.1	107.6
Impaired	9.7	0.7	—	10.4

Total originated loans	2,476.9	1,880.8	188.2	4,545.9
Acquired loans	306.7	54.5	3.6	364.8

Total	$2,783.6	$1,935.3	$191.8	$4,910.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2010 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Pass	$5,084.1	$2,735.7	$1,109.3	$8,929.1
Special mention	232.3	116.7	79.0	428.0
Substandard	184.4	142.6	176.3	503.3
Doubtful	0.2	2.9	2.6	5.7
Impaired	104.1	18.1	52.2	174.4

Total originated loans	5,605.1	3,016.0	1,419.4	10,040.5
Acquired loans	1,701.3	79.6	680.9	2,461.8

Total	$7,306.4	$3,095.6	$2,100.3	$12,502.3

	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$1,391.2	$1,215.4	$165.6	$2,772.2
Moderate risk	883.3	623.9	7.3	1,514.5
High risk	11.5	79.5	23.8	114.8
Impaired	8.0	0.2	—	8.2

Total originated loans	2,294.0	1,919.0	196.7	4,409.7
Acquired loans	353.5	57.8	4.4	415.7

Total	$2,647.5	$1,976.8	$201.1	$4,825.4

Commercial Banking Credit Quality Indicators

The company utilizes an internal loan risk rating system as a means of monitoring portfolio credit quality and identifying both problem and potential problem loans. Under the company’s risk rating system, problem and potential problem loans are classified as either “Special Mention,” “Substandard” or “Doubtful,” which correspond to risk ratings six, seven, and eight, respectively. Substandard loans represent those credits characterized by the distinct possibility that the company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful possess all the weaknesses inherent in those classified Substandard with the added characteristic that collection or liquidation in full, on the basis of existing facts, conditions and values, is highly questionable and/or improbable. Loans that do not currently expose the company to sufficient enough risk of loss to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention, are classified as Special Mention. Loans not meeting the aforementioned criteria are considered to be “Pass”-rated loans. Risk ratings are updated as warranted.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Commercial banking and retail loans other than acquired loans are also evaluated to determine whether they are impaired loans, which are separately presented in the preceding tabular disclosures of credit quality indicators. Loans are considered impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain loans whose terms have been modified in such way that they are considered TDRs.

Acquired Loans Credit Quality Indicators

Acquired loans are risk rated, as appropriate, according to the company’s internal loan risk rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. As such, the primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. At March 31, 2011 and December 31, 2010, there had not been such a decrease and therefore there was no allowance for losses on acquired loans.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Acquired Loans

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without a carryover of the respective allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans are segregated into pools based on their principal common risk characteristics such as broad asset types (i.e. loans, leases; construction, permanent), loan/collateral type (i.e. commercial, commercial real estate, residential mortgage) and accrual status (i.e. performing, non-performing). Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level in accordance with the applicable accounting model for such loans and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

Subsequent to acquisition, the estimate of cash flows expected to be collected is regularly re-assessed. These re-assessments involve the use of key assumptions and estimates, similar to those used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•

Changes in the expected principal and interest payments over the estimated life – Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;

•	Changes in prepayment assumptions – Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•	Changes in interest rate indices for variable rate loans – Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within non-interest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

At the respective acquisition dates in 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $5.04 billion; expected cash flows of $4.53 billion; and a fair value (initial carrying amount) of $3.49 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($514.8 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.04 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2011, the outstanding balance and the carrying amount of the acquired loan portfolios were $2.93 billion and $2.67 billion, respectively ($3.21 billion and $2.88 billion, respectively, at December 31, 2010). There was no related allowance for loan losses for acquired loans at either date, as there were no decreases in expected cash flows compared to the estimates made at the respective acquisition dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

For the three months ended March 31 (in millions)	2011	2010
Balance at beginning of period	$954.8	$—
Acquisitions	—	84.7
Reclassification from nonaccretable difference for loans with improved cash flows (1)	45.5	—
Changes in expected cash flows that do not affect nonaccretable difference (2)	13.0	—
Accretion	(60.8)	(10.2)
Loan sales (3)	(5.9)	—

Balance at end of period	$946.6	$74.5

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to changes in prepayment assumptions and/or changes in interest rates on variable rate loans.
(3)	Represents remaining accretable yield eliminated upon the sale of loans with an outstanding balance of $49.7 million (carrying amount of $26.1 million) to third parties.

During the three months ended March 31, 2011, accretable yield adjustments totaling $58.5 million were made to reflect better than expected credit experience ($45.5 million) and slower than anticipated prepayment activity ($13.0 million), as compared to the original acquisition date estimates, for certain loan pools recorded in connection with the February 2010 acquisition of Financial Federal. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools, or approximately 3 years.

At March 31, 2011, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $409.4 million.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $18.6 million and $19.5 million, respectively, at March 31, 2011, and $21.3 million and $18.5 million, respectively, at December 31, 2010. Repossessed assets totaled $13.5 million and $18.1 million at March 31, 2011 and December 31, 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased in the open market by People’s United Financial in connection with its stock repurchase programs authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In February 2011, People’s United Financial completed the repurchase of the maximum number of common stock authorized in April 2008 and began repurchasing common stock under the authorization announced in January 2011. In the first three months of 2011, 4.6 million shares of People’s United Financial common stock were repurchased under the stock repurchase programs at a total cost of $60.7 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At March 31, 2011, 3.1 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2011 and 2010 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	March 31, 2011	December 31, 2010
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(99.0)	$(101.0)
Net unrealized gain on securities available for sale	0.6	1.5
Net gain on derivatives accounted for as cash flow hedges	—	0.5

Total accumulated other comprehensive loss	$(98.4)	$(99.0)

The decrease in total accumulated other comprehensive loss from December 31, 2010 consisted of an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($2.0 million), partially offset by after-tax decreases in the net unrealized gain on securities available for sale ($0.9 million) and the net gain on derivatives accounted for as cash flow hedges ($0.5 million). Other comprehensive income, which is presented net of tax, totaled $0.6 million for the three months ended March 31, 2011. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at March 31, 2011 or December 31, 2010 (see Note 3).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
Net income	$51.7	$13.6
Dividends on participating securities	(0.3)	(0.5)

Income attributable to common shareholders	$51.4	$13.1

Average common shares outstanding for basic EPS	345.9	344.6
Effect of dilutive equity-based awards	0.1	0.2

Average common and common-equivalent shares for diluted EPS	346.0	344.8

Basic EPS	$0.15	$0.04

Diluted EPS	$0.15	$0.04

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive equity-based awards totaling 12.0 million and 10.7 million for the three months ended March 31, 2011 and 2010, respectively, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the three months ended March 31, 2011 and 2010:

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Other adjustments	(2.8)	(0.7)	—	(3.5)

Balance at March 31, 2011	$1,034.3	$635.8	$49.8	$1,719.9

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2009	$616.9	$595.0	$49.8	$1,261.7
Acquisition of Financial Federal	268.2	—	—	268.2
Other adjustments	(1.7)	(1.3)	—	(3.0)

Balance at March 31, 2010	$883.4	$593.7	$49.8	$1,526.9

People’s United Financial’s other acquisition-related intangible assets totaled $232.7 million and $238.6 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($118.2 million); core deposit intangible ($78.7 million); trust relationship intangible ($33.5 million); and insurance relationship intangible ($2.3 million).

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $5.9 million and $4.7 million for the three months ended March 31, 2011 and 2010, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2011 and each of the next five years is as follows: $23.8 million in 2011; $22.4 million in 2012; $21.8 million in 2013; $20.4 million in 2014; $19.7 million in 2015; and $9.8 million in 2016. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2011 or 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
For the three months ended March 31 (in millions)	2011	2010	2011	2010
Net periodic benefit expense:
Service cost	$2.4	$2.3	$—	$—
Interest cost	4.6	4.2	0.2	0.2
Expected return on plan assets	(6.6)	(6.3)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	2.6	1.7	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)

Net periodic benefit expense	3.0	1.9	0.2	0.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(2.6)	(1.7)	—	—
Transition obligation	—	—	(0.1)	(0.1)
Prior service credit	—	—	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(2.6)	(1.7)	—	—

Total recognized in net periodic benefit expense and other comprehensive income or loss	$0.4	$0.2	$0.2	$0.2

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit income for the Chittenden pension plan totaled $0.1 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At March 31, 2011, the loan balance totaled $203.5 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1.5 million shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2011, a total of 9.0 million shares of People’s United Financial common stock, with a fair value of $112.9 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.2 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 9. LEGAL PROCEEDINGS

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed with legal counsel the nature of the pending actions described below, as well as other legal proceedings. Based on the information currently available, advice of counsel, available insurance coverage and the recorded liability for probable legal settlements and costs, People’s United Financial believes that the eventual outcome of these matters will not (individually or in the aggregate) have a material adverse effect on its financial condition, results of operations or liquidity.

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

On October 12, 2010, all parties to the proceedings entered into an agreement to settle the litigation. As part of that agreement, the defendants agreed (without admitting any wrongdoing or other liability) to make certain additional disclosures requested by the plaintiffs in the proxy statement/prospectus. The proposed settlement is subject to, among other things, court approval, plaintiffs conducting confirmatory discovery to confirm the fairness and adequacy of the terms of the settlement and the additional disclosures relating to the proposed merger, and the closing of the proposed merger. On February 4, 2011, a Preliminary Approval Order on the Stipulation of Settlement was signed by the court. On May 2, 2011, following a final settlement hearing on the Stipulation of Settlement, the New York Supreme Court issued an Order and Final Judgment dismissing the complaint with prejudice.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

On May 12, 2010, the defendants removed the April 22, 2010 action to the United States District Court for the Eastern District of New York. The defendants notified the court that the action was related to the Waterford and Yourgal actions. On June 1, 2010, the plaintiff moved to have the action remanded to state court. The plaintiff’s remand motion was granted on March 24, 2011.

Litigation Relating to the Danvers Bancorp, Inc. Transaction

People’s United Financial was named as a defendant in two lawsuits instituted by Michael Rubin and Steven M. Knudsen, respectively, in the Court of Chancery of the State of Delaware on behalf of shareholders of Danvers Bancorp, Inc., in connection with People’s United Financial’s proposed acquisition of Danvers Bancorp, Inc. These two actions were consolidated into a single action on February 18, 2011, under the caption In re Danvers Bancorp Inc. Shareholders Litigation, C.A. No. 6162-VCS. The plaintiffs filed a consolidated amended complaint on March 10, 2011. The amended complaint generally alleges, among other things, that (i) the Danvers directors breached their fiduciary duties by approving the merger, (ii) People’s United Financial and Danvers aided and abetted such breaches and (iii) the proxy statement relating to the merger was deficient in that it failed to disclose certain information. The amended complaint seeks, among other relief, injunctive relief, damages and attorneys’ fees. Danvers, the Danvers board of directors and People’s United Financial deny any wrongdoing in connection with the proposed merger and maintain that they diligently and scrupulously complied with any and all fiduciary and other legal duties.

On April 22, 2011, the defendants entered into a memorandum of understanding with the In re Danvers Bancorp Inc. Shareholders Litigation plaintiffs regarding the settlement of that action. In connection with the settlement contemplated by the memorandum of understanding, Danvers has agreed to make certain additional disclosures related to the proposed merger. Those disclosures were made in a Form 8-K filed by People’s United Financial and by Danvers, respectively, on April 25, 2011. The memorandum of understanding contemplates that the parties will seek to enter into a stipulation of settlement.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The stipulation of settlement will be subject to customary conditions, including court approval following notice to Danvers’ stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement, even if the parties were to enter into such stipulation. However, management, in conjunction with counsel, believes the matter will be settled in the manner described above.

People’s United Financial was named as a defendant in a lawsuit instituted by Ralph E. Swift in the Commonwealth of Massachusetts, Superior Court of Suffolk County on behalf of shareholders of Danvers Bancorp, Inc. in connection with People’s United Financial’s proposed acquisition of Danvers Bancorp, Inc. This action was transferred to the Business Litigation Section on February 17, 2011 under the caption Swift v. Bottomley et al., Civ. A. No. 11-0575-BLS2. The plaintiff filed an amended complaint on March 9, 2011. The amended complaint generally alleges, among other things, that (i) the Danvers directors breached their fiduciary duties by approving the merger, (ii) People’s United Financial and Danvers aided and abetted such breaches and (iii) the proxy statement relating to the merger was deficient in that it failed to disclose certain information. The amended complaint seeks, among other relief, injunctive relief, damages and attorneys’ fees. Danvers, the Danvers board of directors and People’s United Financial deny any wrongdoing in connection with the proposed merger and maintain that they diligently and scrupulously complied with any and all fiduciary and other legal duties. Management, in conjunction with counsel, has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management believes the Plaintiff’s claims against People’s United Financial are without merit.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” included in Item 2 for segment information for the three months ended March 31, 2011 and 2010.

NOTE 11. FAIR VALUE MEASUREMENTS

Accounting standards related to fair value measurements define fair value, provide a framework for measuring fair value, and establish related disclosure requirements. Broadly, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

•

Level 1— Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).

•	Level 2—Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed securities and CMOs;

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

•

Level 3— Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$73.8	$11.1	$—	$84.9
Securities available for sale:
U.S. Treasury and agency	33.6	356.1	—	389.7
GSE residential mortgage-backed securities and CMOs	—	2,552.8	—	2,552.8
State and municipal	—	58.7	—	58.7
Other debt securities		2.5		2.5
Equity securities	—	0.1	—	0.1
Other assets:
Fixed income securities	—	37.8	—	37.8
Equity mutual funds	0.3	—	—	0.3
Interest rate swaps	—	15.2	—	15.2
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7

Total	$107.7	$3,035.0	$—	$3,142.7

Liabilities:
Interest rate swaps	$—	$12.5	$—	$12.5
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.9	—	0.9

Total	$—	$13.5	$—	$13.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$83.5	$—	$—	$83.5
Securities available for sale:
U.S. Treasury and agency	39.3	437.0	—	476.3
GSE residential mortgage-backed securities and CMOs	—	2,290.6	—	2,290.6
State and municipal	—	58.2	—	58.2
Other debt securities	—	4.5	—	4.5
Equity securities	—	1.5	—	1.5
Other assets:
Fixed income securities	—	32.9	—	32.9
Equity mutual funds	0.3	—	—	0.3
Interest rate swaps	—	17.0	—	17.0
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$123.1	$2,841.8	$—	$2,964.9

Liabilities:
Interest rate swaps	$—	$14.7	$—	$14.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1

Total	$—	$14.9	$—	$14.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2011.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$18.0	$—	$18.0
Impaired loans (2)	—	—	112.1	112.1
Other real estate owned and repossessed assets (3)	—	—	51.6	51.6

Total	$—	$18.0	$163.7	$181.7

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$88.5	$—	$88.5
Impaired loans (2)	—	—	106.1	106.1
Other real estate owned and repossessed assets (3)	—	—	57.9	57.9

Total	$—	$88.5	$164.0	$252.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2011 and 2010.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral ($66.9 million, $32.1 million and $13.1 million of commercial real estate, equipment financing and commercial loans, respectively, at March 31, 2011). Related impairment charges totaled $4.9 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively.
(3)	Represents: (i) $18.6 million of residential real estate owned; (ii) $19.5 million of commercial real estate owned; and (iii) $13.5 million of repossessed assets at March 31, 2011. Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $1.1 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. Write downs and net loss (gain) on sale related to foreclosed/repossessed assets charged (credited) to non-interest expense totaled $1.0 million and $(0.1) million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$1,241.4	$1,241.4	$954.5	$954.5
Securities purchased under agreements to resell	—	—	520.0	520.0
Securities (1)	3,203.3	3,203.3	3,033.3	3,033.3
Residential mortgage loans held for sale	18.0	18.0	88.5	88.5
Loans, net	17,345.6	17,718.3	17,155.2	17,685.1
Other assets (2)	39.0	39.0	39.0	39.0
Accrued interest receivable	69.0	69.0	67.6	67.6
Financial liabilities (other than derivatives):
Time deposits	5,064.9	5,099.4	5,162.7	5,205.5
Other deposits	13,045.2	13,045.2	12,770.4	12,770.4
FHLB advances	481.6	477.4	509.3	504.0
Repurchase agreements	476.3	475.0	501.3	502.9
Federal funds purchased	200.0	200.0	—	—
Subordinated notes and debentures	176.3	177.8	182.2	193.6
Accrued interest payable	6.4	6.4	9.1	9.1
Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	15.2	15.2	17.0	17.0
Forward commitments to sell residential mortgage loans	0.7	0.7	0.1	0.1
Recognized as a liability:
Interest rate swaps	12.5	12.5	14.7	14.7
Foreign exchange contracts	0.1	0.1	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	0.9	0.9	0.1	0.1

(1)	Includes (i) trading account securities of $84.9 million and $83.5 million at March 31, 2011 and December 31, 2010, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $59.5 million and $63.6 million at March 31, 2011 and December 31, 2010, respectively.
(2)	Includes fixed income securities, cash and cash equivalents, and equity mutual funds of $37.8 million, $0.9 million and $0.3 million, respectively, at March 31, 2011, and fixed income securities, cash and cash equivalents, and equity mutual funds of $32.9 million, $5.8 million and $0.3 million, respectively, at December 31, 2010.
(3)	See Note 12 for a further discussion of derivative financial instruments.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The fair values of performing loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing of these cash flows considered future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. As a result, the valuation method for performing loans, which is consistent with certain guidance provided in accounting standards, considers interest rate-related adjustments but does not fully incorporate the “exit price” approach to fair value which would also consider adjustments for liquidity and credit-related factors. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

The fair value of home equity lines of credit was based on the outstanding loan balances, and therefore does not reflect the value associated with earnings from future loans to existing customers. Management believes that the fair value of these customer relationships has a substantial intangible value separate from the loan balances currently outstanding.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Other Financial Assets and Liabilities

Cash and cash equivalents, securities purchased under agreements to resell, federal funds purchased and accrued interest receivable and payable have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2011 was $2.0 million, for which People’s United Financial had posted $1.9 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.3 million in additional collateral would have been required.

The following sections further discuss each class of derivative financial instrument used by People’s United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Floors

An interest rate floor is a type of option contract that is exercised when the underlying interest rate falls below a specified strike rate. Previously, People’s United Financial purchased interest rate floors for the purpose of partially managing its exposure to decreases in the one-month LIBOR-index rate used to reprice certain long-term commercial loans. The interest rate floors were accounted for as cash flow hedges.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain was included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and was recognized in income over the period during which the hedged items (certain floating rate commercial loans) affected earnings (approximately 2 years). The remaining unrecognized gain at December 31, 2010 of $0.6 million was recognized in income in the first quarter of 2011.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$541.8	$491.5	$10.0	$13.5	$4.0	$2.8
Other counterparties	N/A	541.8	491.5	5.2	3.5	8.3	11.5
Foreign exchange contracts	N/A	14.1	8.3	—	—	0.1	0.1
Forward commitments to sell residential mortgage loans	N/A	61.3	111.2	0.7	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	74.4	120.1	—	—	0.9	0.1

Total				15.9	17.1	13.3	14.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	4.2	5.7	—	—	0.2	0.4

Total				—	—	0.2	0.4

Total derivatives				$15.9	$17.1	$13.5	$14.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the three months ended March 31, 2011 and 2010:

Three months ended March 31,	Type of	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
(in millions)	Hedge	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(1.9)	$6.2	$—	$—
Other counterparties	N/A	2.2	(6.0)	—	—
Foreign exchange contracts	N/A	—	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.2)	(0.1)	—	—

Total		0.1	0.2	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors (2)	Cash flow	0.7	5.1	—	—
Interest rate swaps	Fair value	(0.1)	(0.1)	—	—

Total		0.6	5.0	—	—

Total derivatives		$0.7	$5.2	$—	$—

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

NOTE 13. NEW ACCOUNTING STANDARDS

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the Financial Accounting Standards Board (the “FASB”) amended its standards related to required disclosures about the credit quality of financing receivables and the allowance for credit losses. As a result, companies are required to provide expanded credit risk disclosures (such as aging information and credit quality indicators) and expanded disclosures related to the allowance for credit losses (such as a disaggregated rollforward of activity in the allowance). Both new and existing disclosures must be disaggregated either by portfolio segment or by class of financing receivable that are based, in part, on how a company develops its allowance for credit losses and manages its credit exposure. The amendments requiring disclosure as of the end of a reporting period were effective for People’s United Financial at December 31, 2010. The amendments requiring disclosures about activity that occurs during a reporting period generally became effective for People’s United Financial on January 1, 2011. In January 2011, the FASB temporarily deferred the effective date for disclosures related to TDRs to coincide with the effective date of the then proposed accounting standard update related to TDRs, which is discussed further below. The applicable required disclosures have been provided in Note 4.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Goodwill and Intangible Assets

In December 2010, the FASB amended its standards related to intangible assets by modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment became effective for People’s United Financial on January 1, 2011 and is not expected to have a significant impact on the company’s Consolidated Financial Statements.

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

Troubled Debt Restructurings

In April 2011, the FASB amended its standards related to receivables to (i) clarify which loan modifications constitute TDRs and (ii) assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a loan modification constitutes a TDR, a creditor must separately conclude that (i) the modification constitutes a concession and (ii) the debtor is experiencing financial difficulties. For public companies, this clarifying guidance is effective for periods beginning on or after June 15, 2011 (July 1, 2011 for People’s United Financial), and applies retrospectively to restructurings occurring on or after January 1, 2011. This amendment is not expected to have a significant impact on the company’s Consolidated Financial Statements.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended its standards with respect to repurchase agreements. The amendments change (i) the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. Instead, the amendments focus the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. These amendments are effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012 for People’s United Financial), and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. These amendments are not expected to have a significant impact on the company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 14. SUBSEQUENT EVENT

People’s United Bank has been named as a defendant in a lawsuit arising from its assessment and collection of overdraft fees on checking accounts. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdraft fees a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees.

Management has reviewed the allegations made in the complaint and intends to defend the action vigorously. Management is not currently in a position to assess the likelihood of success of the plaintiffs’ claims against People’s United Bank, or the extent (if any) to which these actions may affect People’s United Financial’s financial condition, results of operations or liquidity.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United Financial, Inc. (“People’s United Financial” or the “company”) with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may from time to time contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United Financial or its representatives from time to time may also contain forward-looking statements.

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

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. As such, deposit insurance expense may continue to increase in the future. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment totaled $48 million at March 31, 2011.

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

In February 2011, the FDIC approved a final rule which: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule, which is effective for the quarterly assessment period ending June 30, 2011, also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As previously disclosed in the risk factors included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, our business is subject to risk as a result of changes in Federal and State regulation. On July 21, 2010, financial regulatory reform was signed into law by the President as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act implements significant changes in the financial regulatory landscape and will impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

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

Selected Consolidated Financial Data

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions, except per share data)	2011	2010	2010
Earnings Data:
Net interest income	$220.3	$189.8	$159.6
Provision for loan losses	14.6	10.9	9.5
Non-interest income (1)	74.6	68.1	64.2
Non-interest expense (1), (2)	202.8	199.1	193.9
Income before income tax expense	77.5	47.9	20.4
Net income	51.7	32.0	13.6

Selected Statistical Data:
Net interest margin (3)	4.16%	3.87%	3.49%
Return on average assets (3)	0.84	0.56	0.26
Return on average tangible assets (3)	0.91	0.61	0.28
Return on average stockholders’ equity (3)	4.0	2.4	1.0
Return on average tangible stockholders’ equity (3)	6.4	3.7	1.5
Efficiency ratio	66.2	71.1	75.2

Per Common Share Data:
Basic and diluted earnings per share	$0.15	$0.09	$0.04
Dividends paid per share	0.1550	0.1550	0.1525
Dividend payout ratio	104.9%	172.5%	376.2%
Book value (end of period)	$14.92	$14.91	$15.12
Tangible book value (end of period)	9.27	9.30	10.25
Stock price:
High	14.49	14.17	17.08
Low	12.17	12.20	15.07
Close (end of period)	12.58	14.01	15.62

(1)	Income and expenses associated with merchant services and customer derivatives are presented net in non-interest income for all periods.
(2)	Includes $3.1 million, $7.0 million and $23.4 million of merger-related expenses, core system conversion costs and one-time charges for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
(3)	Annualized.

	As of and for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2011	2010	2010	2010	2010
Financial Condition Data:
Total assets	$24,962	$25,037	$21,897	$21,950	$21,588
Loans	17,523	17,328	15,120	15,140	15,253
Securities	3,203	3,033	2,478	1,787	886
Short-term investments (1)	926	1,120	1,218	1,944	2,527
Allowance for loan losses	178	173	173	173	173
Goodwill and other acquisition-related intangibles	1,953	1,962	1,772	1,778	1,767
Deposits	18,110	17,933	15,675	15,834	15,397
Borrowings	1,158	1,011	254	141	175
Subordinated notes and debentures	176	182	183	183	182
Stockholders’ equity	5,160	5,219	5,365	5,413	5,479
Non-performing assets (2)	292	303	312	285	248
Net loan charge-offs	9.6	10.9	21.8	17.8	9.5

Average Balances:
Loans	$17,290	$15,770	$15,120	$15,247	$14,589
Securities	3,089	2,457	1,856	1,097	888
Short-term investments (1)	843	1,418	1,892	2,533	2,901
Residential mortgage loans held for sale	52	52	47	38	36
Total earning assets	21,274	19,697	18,915	18,915	18,414
Total assets	24,623	22,961	21,955	21,872	21,260
Deposits	17,944	16,531	15,801	15,704	15,202
Total funding liabilities	19,121	17,236	16,175	16,052	15,573
Stockholders’ equity	5,185	5,335	5,404	5,458	5,275

Ratios:
Net loan charge-offs to average loans (annualized)	0.22%	0.28%	0.58%	0.47%	0.26%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	1.96	2.09	2.19	2.02	1.75
Allowance for loan losses to:
Originated loans (2)	1.19	1.19	1.22	1.23	1.22
Originated non-performing loans (2)	73.8	70.3	68.6	78.5	89.7
Average stockholders’ equity to average total assets	21.1	23.2	24.6	25.0	24.8
Stockholders’ equity to total assets	20.7	20.8	24.5	24.7	25.4
Tangible stockholders’ equity to tangible assets	13.9	14.1	17.8	18.0	18.7
Total risk-based capital (3)	14.8	14.5	16.4	16.6	16.3

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans. See Asset Quality.
(3)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial. See Regulatory Capital Requirements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share, and operating earnings. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio and operating earnings are used by management in its assessment of financial performance including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United Financial’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and fair value adjustments, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis (excluding fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets, other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type recorded within the last two years and is not similar to an item of income or expense of a type reasonably expected to be recorded within the following two years.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2011	2010	2010
Total non-interest expense	$202.8	$199.1	$193.9
Less:
Amortization of other acquisition-related intangibles	5.9	6.1	4.7
Merger-related expenses	3.1	4.8	14.7
Fair value adjustments	0.8	0.8	0.8
Other	2.1	2.7	2.9

Total	$190.9	$184.7	$170.8

Net interest income (FTE basis)	$221.5	$190.7	$160.4
Total non-interest income	74.6	68.1	64.2
Add:
Fair value adjustments	—	—	1.6
Net security losses	—	1.0	—
BOLI FTE adjustment	0.6	0.5	1.0
Less:
Fair value adjustments	5.0	0.6	—
Net security gains	0.1	—	—
Other	3.3	—	—

Total	$288.3	$259.7	$227.2

Efficiency ratio	66.2%	71.1%	75.2%

The following table summarizes People’s United Financial’s operating earnings and operating earnings per share:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2011	2010	2010
Net income, as reported	$51.7	$32.0	$13.6
Adjustments, net of tax (1)	2.1	4.7	15.6

Operating earnings	$53.8	$36.7	$29.2

Earnings per share, as reported	$0.15	$0.09	$0.04
Adjustments	—	0.01	0.04

Operating earnings per share	$0.15	$0.10	$0.08

(1)	Represents pre-tax merger-related expenses, core system conversion costs and one-time charges totaling $3.1 million, $7.0 million and $23.4 million for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively, less related income taxes.

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

Tangible Equity Ratio	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share data)	2011	2010	2010	2010	2010
Total stockholders’ equity	$5,160	$5,219	$5,365	$5,413	$5,479
Less: goodwill and other acquisition-related intangibles	1,953	1,962	1,772	1,778	1,767

Tangible stockholders’ equity	$3,207	$3,257	$3,593	$3,635	$3,712

Total assets	$24,962	$25,037	$21,897	$21,950	$21,588
Less: goodwill and other acquisition-related intangibles	1,953	1,962	1,772	1,778	1,767

Tangible assets	$23,009	$23,075	$20,125	$20,172	$19,821

Tangible equity ratio	13.9%	14.1%	17.8%	18.0%	18.7%

Tangible Book Value Per Share	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share data)	2011	2010	2010	2010	2010
Tangible stockholders’ equity	$3,207	$3,257	$3,593	$3,635	$3,712

Common shares issued	376.95	376.62	374.63	374.64	374.76
Less: Common shares classified as treasury shares	22.01	17.49	8.75	6.90	3.19
Unallocated ESOP common shares	8.97	9.06	9.15	9.23	9.32

Common shares	345.97	350.07	356.73	358.51	362.25

Tangible book value per share	$9.27	$9.30	$10.07	$10.14	$10.25

Acquisitions Completed in 2010

On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United Financial’s results of operations include the results of these companies beginning with the respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

Pending Acquisition

On January 20, 2011, People’s United Financial announced the signing of a definitive agreement to acquire Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The acquisition is valued at approximately $493 million, with approximately 55% to be paid in the form of shares of People’s United Financial common stock and approximately 45% to be paid in cash. At March 31, 2011, Danvers reported total assets of $2.77 billion and total deposits of $2.13 billion and operates 28 branches in the greater Boston area.

The transaction, which is expected to close in the second quarter of 2011, is subject to approval by bank regulatory authorities. Danvers shareholders are scheduled to vote on the merger on May 13, 2011. People’s United Financial shareholder approval is not required for this transaction.

Financial Overview

People’s United Financial reported net income of $51.7 million, or $0.15 per diluted share, for the three months ended March 31, 2011, compared to $13.6 million, or $0.04 per diluted share, for the year-ago period. First quarter 2011 earnings reflect higher net interest income, organic loan and deposit growth, and continued growth in wealth management income, partially offset by an increase in the provision for loan losses in response to loan growth.

As previously discussed, People’s United Financial completed its acquisitions of Financial Federal on February 19, 2010, Butler Bank on April 16, 2010 and both Smithtown and LSB on November 30, 2010. Accordingly, the results of operations for these acquisitions are included beginning as of the respective acquisition dates, and prior period results have not been restated to include Financial Federal, Butler Bank, Smithtown and LSB.

People’s United Financial’s return on average tangible assets was 0.91% and return on average tangible stockholders’ equity was 6.4% for the three months ended March 31, 2011, compared to 0.28% and 1.5%, respectively, in the year-ago quarter.

Net interest income increased $60.7 million from the year-ago quarter while the net interest margin improved 67 basis points to 4.16%. The higher net interest margin reflects the benefit of the acquisitions completed in 2010 as well as a 19 basis point reduction in the cost of deposits, partially offset by the historically low interest rate environment, and the company’s asset sensitive balance sheet, including its excess capital, a portion of which was invested in relatively low-yielding short-term investments and securities resale agreements for most of 2010. Compared to the fourth quarter of 2010, net interest income increased $30.5 million and the net interest margin increased 29 basis points, primarily reflecting the benefit of the two acquisitions completed during the fourth quarter of 2010, an increase in investment income, a 5 basis point reduction in the cost of deposits, and additional interest accretion from the Financial Federal acquisition as a result of better than expected credit experience and slower than anticipated pre-payment activity.

Compared to the first quarter of 2010, average earning assets increased $2.9 billion, reflecting increases of $2.7 billion in average loans and $2.2 billion in average securities, partially offset by a $2.1 billion decrease in average short-term investments and securities resale agreements. Average funding liabilities increased $3.5 billion, primarily reflecting increases of $2.7 billion in average total deposits and $808 million in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $10.4 million and total non-interest expense increased $8.9 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 66.2% in the first quarter of 2011 compared to 75.2% in the year-ago period.

The provision for loan losses in the first quarter of 2011 totaled $14.6 million compared to $9.5 million in the year-ago period. The provision for loan losses in the first quarter of 2011 reflected net loan charge-offs of $9.6 million and a $5.0 million increase in the allowance for loan losses in response to loan growth. The provision for loan losses in the first quarter of 2010 reflected net loan charge-offs of $9.5 million. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.22% in the first quarter of 2011 compared to 0.26% in the year-ago quarter.

The allowance for loan losses totaled $177.5 million at March 31, 2011, reflecting a $5.0 million increase from December 31, 2010 in response to loan growth. Non-performing assets totaled $292.1 million at March 31, 2011, an $11.0 million decrease from December 31, 2010. At March 31, 2011, the allowance for loan losses as a percentage of originated loans was 1.19% and as a percentage of originated non-performing loans was 73.8% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.2 billion at both March 31, 2011 and December 31, 2010 and as a percentage of total assets, stockholders’ equity was 20.7% and 20.8%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 13.9% at March 31, 2011 compared to 14.1% at December 31, 2010.

People’s United Bank’s total risk-based capital ratio was 14.8% at March 31, 2011 compared to 14.5% at December 31, 2010 (see Regulatory Capital Requirements).

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

The reported average assets of each business segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually. Goodwill is tested for impairment at the reporting unit level and involves a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the company’s identified reporting units are at risk of failing the “Step 1” goodwill impairment test at this time.

Business Segment Performance Summary

Three months ended		Retail and
March 31, 2011	Commercial	Business	Wealth	Total			Total
(in millions)	Banking	Banking	Management	Segments	Treasury	Other	Consolidated
Net interest income	$101.6	$105.0	$1.3	$207.9	$5.5	$6.9	$220.3
Provision for loan losses	8.7	2.5	0.1	11.3	—	3.3	14.6
Total non-interest income	21.8	33.9	19.6	75.3	0.8	(1.5)	74.6
Total non-interest expense	48.7	119.3	21.7	189.7	1.6	11.5	202.8

Income (loss) before income tax expense (benefit)	66.0	17.1	(0.9)	82.2	4.7	(9.4)	77.5
Income tax expense (benefit)	22.0	5.7	(0.3)	27.4	1.6	(3.2)	25.8

Net income (loss)	$44.0	$11.4	$(0.6)	$54.8	$3.1	$(6.2)	$51.7

Total average assets	$12,557.8	$6,522.5	$338.4	$19,418.7	$3,997.7	$1,206.1	$24,622.5
Total average liabilities	2,421.8	16,037.1	183.4	18,642.3	733.6	61.2	19,437.1

Three months ended		Retail and
March 31, 2010	Commercial	Business	Wealth	Total			Total
(in millions)	Banking	Banking	Management	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$69.2	$90.8	$1.0	$161.0	$(17.9)	$16.5	$159.6
Provision for loan losses	6.1	1.5	—	7.6	—	1.9	9.5
Total non-interest income	11.6	32.9	18.7	63.2	2.0	(1.0)	64.2
Total non-interest expense	43.3	101.8	21.3	166.4	1.2	26.3	193.9

Income (loss) before income tax expense (benefit)	31.4	20.4	(1.6)	50.2	(17.1)	(12.7)	20.4
Income tax expense (benefit)	10.4	6.8	(0.5)	16.7	(5.7)	(4.2)	6.8

Net income (loss)	$21.0	$13.6	$(1.1)	$33.5	$(11.4)	$(8.5)	$13.6

Total average assets	$10,622.3	$5,516.2	$351.0	$16,489.5	$3,940.2	$829.9	$21,259.6
Total average liabilities	2,284.1	13,064.5	189.8	15,538.4	86.3	359.8	15,984.5

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended
	March 31,	March 31,
(in millions)	2011	2010
Net interest income	$101.6	$69.2
Provision for loan losses	8.7	6.1
Total non-interest income	21.8	11.6
Total non-interest expense	48.7	43.3

Income before income tax expense	66.0	31.4
Income tax expense	22.0	10.4

Net income	$44.0	$21.0

Total average assets	$12,557.8	$10,622.3
Total average liabilities	2,421.8	2,284.1

Commercial Banking net income increased $23.0 million in the first quarter of 2011 compared to the first quarter of 2010, reflecting the benefit from the acquisitions completed in 2010 as well as organic loan growth. The $32.4 million increase in net interest income reflects an increase in average earning assets and improved spreads on commercial loans due to loan mix, partially offset by narrowing spreads on commercial deposits. The $10.2 million increase in non-interest income, primarily reflects a $5.5 million net gain on sale of acquired non-performing loans, and increases in operating lease income, resulting from a higher level of equipment leased to PCLC customers, and commercial banking fees. The $5.4 million increase in non-interest expense reflects additional non-interest expenses resulting from the 2010 acquisitions, an increase in amortization expense on leased equipment and higher direct expenses due to the continued loan growth in Commercial Banking.

The average commercial banking loan portfolio increased $1.9 billion in the first quarter of 2011 compared to the first quarter of 2010, reflecting organic loan growth and the acquisitions completed during 2010.

Retail and Business Banking includes, as its principal business lines, business lending, consumer and business deposit gathering activities, consumer lending (including residential mortgage, home equity and indirect auto lending), and merchant services.

	Three Months Ended
	March 31,	March 31,
(in millions)	2011	2010
Net interest income	$105.0	$90.8
Provision for loan losses	2.5	1.5
Total non-interest income	33.9	32.9
Total non-interest expense	119.3	101.8

Income before income tax expense	17.1	20.4
Income tax expense	5.7	6.8

Net income	$11.4	$13.6

Total average assets	$6,522.5	$5,516.2
Total average liabilities	16,037.1	13,064.5

Retail and Business Banking net income decreased $2.2 million in the first quarter of 2011 compared to the first quarter of 2010. The $14.2 million increase in net interest income primarily reflects the growth in deposit balances and an increase in the spread on residential mortgages and consumer loans, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008. The $17.5 million increase in non-interest expense reflects increases in direct and allocated expenses primarily due to the acquisitions completed in 2010.

Average assets increased $1.0 billion in the first quarter of 2011 compared to the first quarter of 2010, reflecting organic loan growth and the acquisitions completed during 2010. Average liabilities increased $3.0 billion compared to the first quarter of 2010, reflecting organic deposit growth and the acquisitions completed during 2010.

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc., other insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended
	March 31,	March 31,
(in millions)	2011	2010
Net interest income	$1.3	$1.0
Provision for loan losses	0.1	—
Total non-interest income	19.6	18.7
Total non-interest expense	21.7	21.3

Loss before income tax benefit	(0.9)	(1.6)
Income tax benefit	(0.3)	(0.5)

Net loss	$(0.6)	$(1.1)

Total average assets	$338.4	$351.0
Total average liabilities	183.4	189.8

The decrease in Wealth Management’s net loss in the first quarter of 2011 compared to the year-ago quarter reflects increases of $0.3 million in net interest income and $0.9 million in non-interest income, partially offset by a $0.4 million increase in non-interest expense. Within non-interest income, insurance revenue increased $0.6 million and investment management fees and brokerage commissions each increased $0.3 million. The increase in non-interest expense reflects higher direct expenses in the first quarter of 2011.

Assets under administration and those under full discretionary management, which are not reported as assets of People’s United Financial, totaled $12.7 billion and $4.3 billion, respectively, at March 31, 2011 compared to $12.6 billion and $4.2 billion, respectively, at December 31, 2010.

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

	Three Months Ended
	March 31,	March 31,
(in millions)	2011	2010
Net interest income (loss)	$5.5	$(17.9)
Total non-interest income	0.8	2.0
Total non-interest expense	1.6	1.2

Income (loss) before income tax expense (benefit)	4.7	(17.1)
Income tax expense (benefit)	1.6	(5.7)

Net income (loss)	$3.1	$(11.4)

Total average assets	$3,997.7	$3,940.2
Total average liabilities	733.6	86.3

Treasury’s net income (loss) in the first quarter of 2011 improved by $14.5 million compared to the 2010 period, reflecting an improvement in net interest income (loss), partially offset by a decrease in non-interest income and an increase in non-interest expense. The $23.4 million improvement in net interest income (loss) reflects an increase in the funding center’s net interest spread resulting from the benefit of an increase in investment income. The decrease in non-interest income reflects a decline in BOLI income due to a lower crediting rate as a result of the historically low interest rate environment.

Average securities increased $2.2 billion in the first quarter of 2011 compared to the year-ago period, while short-term investments and securities resale agreements decreased $2.0 billion. The increase in average liabilities reflects increases in total borrowings and subordinated notes and debentures assumed in connection with the acquisitions completed in the fourth quarter of 2010.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including merger-related expenses, core system conversion costs and one-time charges totaling $3.1 million in the first quarter of 2011 and $23.4 million in the year ago period (included in total non-interest-expense). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended
	March 31,	March 31,
(in millions)	2011	2010
Net interest income	$6.9	$16.5
Provision for loan losses	3.3	1.9
Total non-interest income	(1.5)	(1.0)
Total non-interest expense	11.5	26.3

Loss before income tax benefit	(9.4)	(12.7)
Income tax benefit	(3.2)	(4.2)

Net loss	$(6.2)	$(8.5)

Total average assets	$1,206.1	$829.9
Total average liabilities	61.2	359.8

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

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times beginning in September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which did not change throughout 2009 or 2010. The improvement in the net interest margin in the first quarter of 2011 reflects the benefit from an increase in investment income, acquisitions and lower deposit costs. However, the net interest margin continues to be impacted by the historically low interest rate environment, given the asset sensitive position of People’s United Financial’s balance sheet, including the continued investment of a portion of the company’s excess capital in relatively low-yielding short-term investments and securities resale agreements.

First Quarter 2011 Compared to First Quarter 2010

The net interest margin increased 67 basis points to 4.16% compared to the first quarter of 2010. The higher net interest margin reflects the benefit of the acquisitions completed in 2010, an increase in investment income, lower deposit costs and additional interest accretion from the Financial Federal acquisition as a result of better than expected credit experience and slower than anticipated pre-payment activity. Net interest income (FTE basis) increased $61.1 million, reflecting a $59.6 million increase in total interest and dividend income and a $1.5 million decrease in total interest expense.

Average earning assets totaled $21.3 billion in the first quarter of 2011, a $2.9 billion increase from the first quarter of 2010, reflecting increases of $2.7 billion in average loans and $2.2 billion in average securities, partially offset by a $2.0 billion decrease in average short-term investments and securities resale agreements. Average loans, average securities, and average short-term investments and securities resale agreements comprised 81%, 15% and 4%, respectively, of average earning assets in the first quarter of 2011 compared to 79%, 5% and 16%, respectively, in the 2010 period. In the current quarter, the yield earned on the total loan portfolio was 5.35% and the yield earned on securities, short-term investments and securities resale agreements was 2.23%, compared to 5.04% and 1.05%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 46% of the loan portfolio had floating interest rates at March 31, 2011 compared to approximately 45% at December 31, 2010.

The total average commercial banking loan portfolio increased $2.5 billion compared to the year-ago quarter, reflecting the acquisitions completed in 2010 as well as organic growth. Average residential mortgage loans increased $292 million compared to the year-ago quarter, reflecting the addition of the acquisitions completed in 2010 and People’s United Financial’s decision in May 2010 to begin retaining newly-originated residential mortgage loans. Average consumer loans decreased $84 million compared to the year-ago quarter, reflecting declines of $50 million in average indirect auto loans and $28 million in average home equity loans.

Average funding liabilities increased $3.5 billion compared to the year-ago quarter to $19.1 billion, primarily due to the acquisitions completed in 2010. Average deposits increased $2.7 billion, reflecting increases of $530 million in average non-interest-bearing deposits and $1.6 billion in average savings and money market deposits and $615 million in average time deposits. Average deposits comprised 94% and 98% of average funding liabilities in the first quarter of 2011 and the year-ago period, respectively.

The 19 basis point decrease to 0.68% from 0.87% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 19 basis points from the first quarter of 2010, reflecting decreases of 47 basis points in time deposits and 8 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 50% and 29%, respectively, of average total deposits in the first quarter of 2011 compared to 49% and 30%, respectively, in the 2010 period.

First Quarter 2011 Compared to Fourth Quarter 2010

The net interest margin improved 29 basis points and net interest income (FTE basis) increased $30.8 million compared to the fourth quarter of 2010, primarily reflecting the benefit of the acquisitions completed during the fourth quarter of 2010, higher investment income, a 5 basis point decrease in the rate paid on average deposits in the first quarter, and additional interest accretion from the Financial Federal acquisition as a result of better than expected credit experience and slower than anticipated pre-payment activity. Total interest and dividend income increased $32.3 million in the first quarter and total interest expense increased $1.5 million.

Average earning assets increased $1.6 billion, reflecting increases of $1.5 billion in average loans (primarily due to the two acquisitions completed in the fourth quarter of 2010) and $632 million in average securities, partially offset by a decrease of $576 million in average short-term investments and securities resale agreements. Average funding liabilities increased $1.9 billion (primarily due to the two acquisitions completed in the fourth quarter of 2010), reflecting a $1.4 billion increase in average deposits and a $464 million increase in average borrowings.

The table on the following page presents average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2011			December 31, 2010			March 31, 2010
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$732.4	$0.6	0.31%	$814.7	$0.6	0.29%	$2,673.5	$1.7	0.26%
Securities purchased under agreements to resell	110.6	0.1	0.17	603.9	0.3	0.21	226.7	0.1	1.15
Securities (2)	3,088.5	21.2	2.75	2,456.7	13.6	2.22	888.3	8.1	3.65
Residential mortgage loans held for sale	52.5	0.7	5.78	51.7	0.7	5.74	36.3	0.5	5.51
Loans:
Commercial real estate	7,053.3	101.6	5.76	6,054.3	85.9	5.67	5,392.7	74.2	5.51
Commercial	5,377.3	79.6	5.92	5,086.5	71.4	5.62	4,545.3	58.9	5.18
Residential mortgage	2,707.9	29.3	4.33	2,459.9	27.1	4.41	2,415.9	28.1	4.66
Consumer	2,151.2	20.9	3.88	2,169.5	22.1	4.07	2,235.5	22.8	4.07

Total loans	17,289.7	231.4	5.35	15,770.2	206.5	5.24	14,589.4	184.0	5.04

Total earning assets	21,273.7	$254.0	4.78%	19,697.2	$221.7	4.50%	18,414.2	$194.4	4.22%

Other assets	3,348.8			3,263.3			2,845.4

Total assets	$24,622.5			$22,960.5			$21,259.6

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,797.4	$—	—%	$3,633.5	$—	—%	$3,267.2	$—	—%
Savings, interest-bearing checking and money market	9,015.1	12.1	0.54	8,249.0	11.5	0.56	7,417.8	11.6	0.62
Time	5,131.5	14.5	1.13	4,648.4	15.0	1.29	4,516.8	18.1	1.60

Total deposits	17,944.0	26.6	0.59	16,530.9	26.5	0.64	15,201.8	29.7	0.78

Borrowings:
FHLB advances	499.6	1.9	1.49	178.2	0.7	1.68	11.2	0.1	5.49
Repurchase agreements	492.8	0.6	0.46	350.0	0.5	0.54	164.6	0.2	0.45
Federal funds purchased/other	4.7	—	0.09	5.2	—	0.39	13.6	0.2	5.06

Total borrowings	997.1	2.5	0.98	533.4	1.2	0.92	189.4	0.5	1.08

Subordinated notes and debentures	179.7	3.4	7.61	171.3	3.3	7.75	182.0	3.8	8.31

Total funding liabilities	19,120.8	$32.5	0.68%	17,235.6	$31.0	0.72%	15,573.2	$34.0	0.87%

Other liabilities	316.3			390.0			411.3

Total liabilities	19,437.1			17,625.6			15,984.5
Stockholders’ equity	5,185.4			5,334.9			5,275.1

Total liabilities and stockholders’ equity	$24,622.5			$22,960.5			$21,259.6

Net interest income/spread (3)		$221.5	4.10%		$190.7	3.78%		$160.4	3.35%

Net interest margin			4.16%			3.87%			3.49%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $1.2 million, $0.9 million and $0.8 million for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

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

	Three Months Ended March 31, 2011 Compared To
	December 31, 2010 Increase (Decrease)			March 31, 2010 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.1)	$0.1	$—	$(1.4)	$0.3	$(1.1)
Securities purchased under agreements to resell	(0.2)	—	(0.2)	—	—	—
Securities	3.9	3.7	7.6	15.6	(2.5)	13.1
Residential mortgage loans held for sale	—	—	—	0.2	—	0.2
Loans:
Commercial real estate	14.4	1.3	15.7	23.8	3.6	27.4
Commercial	4.2	4.0	8.2	11.6	9.1	20.7
Residential mortgage	2.7	(0.5)	2.2	3.3	(2.1)	1.2
Consumer	(0.2)	(1.0)	(1.2)	(0.8)	(1.1)	(1.9)

Total loans	21.1	3.8	24.9	37.9	9.5	47.4

Total change in interest and dividend income	24.7	7.6	32.3	52.3	7.3	59.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.0	(0.4)	0.6	2.3	(1.8)	0.5
Time	1.5	(2.0)	(0.5)	2.2	(5.8)	(3.6)

Total deposits	2.5	(2.4)	0.1	4.5	(7.6)	(3.1)

Borrowings:
FHLB advances	1.2	—	1.2	1.9	(0.1)	1.8
Repurchase agreements	0.2	(0.1)	0.1	0.4	—	0.4
Federal funds purchased/other	—	—	—	(0.1)	(0.1)	(0.2)

Total borrowings	1.4	(0.1)	1.3	2.2	(0.2)	2.0

Subordinated notes and debentures	0.3	(0.2)	0.1	—	(0.4)	(0.4)

Total change in interest expense	4.2	(2.7)	1.5	6.7	(8.2)	(1.5)

Change in net interest income	$20.5	$10.3	$30.8	$45.6	$15.5	$61.1

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Investment management fees	$8.2	$7.9	$7.9
Insurance revenue	7.9	6.9	7.3
Brokerage commissions	3.2	2.9	2.8

Total wealth management income	19.3	17.7	18.0

Net security gains (losses):
Equity securities	—	—	—
Debt securities	0.1	(1.0)	—
Trading account securities	—	—	—

Total net security gains (losses)	0.1	(1.0)	—

Bank service charges	31.0	30.7	31.2
Net gains on sales of loans	8.6	4.2	2.8
Bank-owned life insurance	1.2	1.0	1.8
Merchant services income, net	1.0	1.1	1.0
Other non-interest income:
Operating lease income	6.1	5.9	3.8
Commercial banking fees	5.1	5.2	2.0
Other	2.2	3.3	3.6

Total other non-interest income	13.4	14.4	9.4

Total non-interest income	$74.6	$68.1	$64.2

Total non-interest income increased $10.4 million compared to the first quarter of 2010 and $6.5 million compared to the fourth quarter of 2010, primarily reflecting the increase in net gains on sales of loans (see below).

The revenue increases in all of the wealth management product lines this quarter are further evidence of the progress being made in this highly competitive area. The level of investment management fees and brokerage commissions in recent periods continues to reflect the uncertainty in the equity markets and broader economic weakness experienced throughout 2010 and 2011, while insurance revenues continue to reflect the seasonal nature of insurance renewals.

Net gains on sales of loans in the first quarter of 2011 include a $5.5 million gain resulting from the sale of acquired non-performing loans with a contractual balance of approximately $50 million (carrying amount of approximately $26 million).

BOLI income totaled $1.2 million ($1.8 million on a taxable-equivalent basis) in the first quarter of 2011, compared to $1.8 million ($2.8 million on a taxable-equivalent basis) in the year-ago quarter, and $1.0 million in the fourth quarter of 2010 ($1.5 million on a taxable-equivalent basis).

The fluctuation in payment processing volume is the primary driver for the variances in net merchant services income. Expenses related to the company’s merchant services business and customer derivative activities are presented on a net basis for all periods, along with the respective revenues, within non-interest income.

The increases in operating lease income and commercial banking fees reflect higher levels of equipment leased to PCLC customers and commercial loan fees.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Compensation and benefits	$105.4	$98.3	$96.3
Occupancy and equipment	33.1	28.1	29.8
Professional and outside service fees	15.9	19.8	13.6
Other non-interest expense:
Regulatory	7.5	6.9	6.8
Amortization of other acquisition-related intangibles	5.9	6.1	4.7
Amortization of leased equipment	5.1	4.8	3.3
Advertising and promotion	3.3	5.1	3.0
Stationery, printing and postage	3.2	3.4	3.6
Other	20.3	21.8	18.1

Total other non-interest expense	45.3	48.1	39.5

Total	199.7	194.3	179.2
Merger-related expenses	3.1	4.8	14.7

Total non-interest expense	$202.8	$199.1	$193.9

Efficiency ratio	66.2%	71.1%	75.2%

Excluding the effect of merger-related expenses, total non-interest expense in the first quarter of 2011 increased $20.5 million compared to the first quarter of 2010 and $5.4 million compared to the fourth quarter of 2010. Total non-interest expense in the first quarter of 2011 reflects the impact of a full quarter of expenses from the two acquisitions completed on November 30, 2010 (an approximate $7.2 million increase from the fourth quarter of 2010). Included in both the fourth quarter and first quarter of 2010 are $2.2 million and $8.7 million, respectively, of core system conversion costs.

The efficiency ratio was 66.2% in the first quarter of 2011 compared to 75.2% in the year-ago quarter (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $9.1 million compared to the year-ago quarter and $7.1 million compared to the fourth quarter of 2010. The year-over-year increase reflects additional compensation and benefit costs due to acquisitions completed in 2010, normal merit increases, higher benefit-related costs and costs related to the core system conversion. The increase from the fourth quarter of 2010 primarily reflects additional compensation and benefit costs due to the two acquisitions completed on November 30, 2010.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the company’s other postretirement benefits obligation, which totaled $10.7 million at December 31, 2010, and related net periodic benefit expense, which totaled $0.2 million for the three months ended March 31, 2011, depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Costs recorded in 2011 related to the core system conversion and expenses related to the trade name and rebranding initiative are the principal reason for the variances in professional and outside services, and advertising and promotion. The increase in amortization expense of leased equipment in 2010 and 2009 relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2011 and each of the next five years is as follows: $23.8 million in 2011; $22.4 million in 2012; $21.8 million in 2013; $20.4 million in 2014; $19.7 million in 2015; and $9.8 million in 2016.

Income Taxes

People’s United Financial’s effective income tax rate was 33.3% for the three months ended March 31, 2011, which approximates the expected income tax rate for the remainder of 2011, compared to 32.5% for the full-year of 2010. The increase in the effective rate primarily reflects the higher state effective rate resulting from the company’s further expansion into states with higher corporate income tax rates.

The difference between People’s United Financial’s effective income tax rate for the three months ended March 31, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) tax exempt income from bank-owned life insurance; (ii) federal income tax credits associated with the company’s investment in affordable housing limited partnerships; and (iii) tax exempt interest earned on certain investments.

FINANCIAL CONDITION

General

Total assets at March 31, 2011 were $25.0 billion, unchanged from December 31, 2010, reflecting increases of $326 million in short-term investments, $195 million in total loans and $170 million in total securities, offset by decreases of $520 million in securities purchased under agreements to resell and $123 million in other assets. At March 31, 2011, liabilities totaled $19.8 billion, unchanged from December 31, 2010, reflecting increases of $177 million in total deposits and $147 million in borrowings, offset by a $334 million decrease in other liabilities.

The increase in total loans from December 31, 2010 to March 31, 2011 reflects increases of $136 million in residential mortgage loans and $110 million in commercial banking loans, partially offset by a $51 million decrease in consumer loans. Originated loans increased $413 million from December 31, 2010 (commercial banking loans increased $277 million and retail loans increased $136 million) and acquired loans decreased $218 million.

Non-performing assets (excluding acquired non-performing loans) totaled $292.1 million at March 31, 2011, an $11.0 million decrease from year-end 2010, primarily reflecting decreases of $8.4 million in non-performing residential mortgage loans, $4.6 million in repossessed assets and $1.7 million in real estate owned (“REO”), partially offset by increases of $2.5 million in non-performing commercial banking loans, and $1.2 million in non-performing consumer loans. The level of the allowance for loan losses was $177.5 million at March 31, 2011 compared to $172.5 million at December 31, 2010. At March 31, 2011, the allowance for loan losses as a percent of originated loans was 1.19% and as a percent of originated non-performing loans was 73.8%, compared to 1.19% and 70.3%, respectively, at December 31, 2010.

People’s United Financial’s total stockholders’ equity was $5.2 billion at March 31, 2011, a $59 million decrease from December 31, 2010. This decrease primarily reflects open market repurchases of 4.6 million shares of common stock at a total cost of $60.7 million and dividends paid of $54.2 million, partially offset by net income of $51.7 million. As a percentage of total assets, stockholders’ equity was 20.7% at March 31, 2011 compared to 20.8% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 13.9% at March 31, 2011 compared to 14.1% at December 31, 2010.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.5%, 13.9% and 14.8%, respectively, at March 31, 2011, compared to 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. The following tables summarize People’s United Financial’s loan portfolios. Approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. See Note 4 to the Consolidated Financial Statements for additional information regarding this loan portfolio reclassification.

Commercial Real Estate

(in millions)	March 31, 2011	December 31, 2010
Property Type:
Office buildings	$1,812.2	$1,837.5
Residential (multi-family)	1,560.7	1,271.3
Retail	1,500.2	1,759.8
Industrial/manufacturing	405.7	670.6
Hospitality and entertainment	389.1	551.0
Mixed/Special use	357.7	590.7
Land	196.1	269.4
Self storage	136.3	151.6
Health care	82.0	114.2
Other properties	125.7	90.2

Total commercial real estate	$6,565.7	$7,306.3

Commercial and Industrial

(in millions)	March 31, 2011	December 31, 2010
Industry:
Service	$878.1	$658.5
Finance, insurance and real estate	765.4	725.8
Manufacturing	658.8	531.6
Retail sales	454.4	223.6
Wholesale distribution	336.4	254.3
Health services	322.0	210.0
Construction	170.2	145.4
Arts/entertainment/recreation	123.3	65.2
Transportation/utility	83.4	76.9
Public administration	67.6	63.5
Agriculture	27.5	29.7
Other	133.9	111.1

Total commercial and industrial	$4,021.0	$3,095.6

Equipment Financing

(in millions)	March 31, 2011	December 31, 2010
Industry:
Transportation/utility	$605.0	$630.2
Construction	401.1	427.8
Printing	377.3	381.0
General manufacturing	176.7	176.4
Waste	129.7	135.0
Retail sales	103.0	103.6
Packaging	84.1	89.9
Service	43.3	43.9
Wholesale distribution	33.1	35.1
Food services	29.9	30.6
Health services	20.2	21.8
Other	22.3	25.1

Total equipment financing	$2,025.7	$2,100.4

Residential Mortgage

(in millions)	March 31, 2011	December 31, 2010
Adjustable rate	$2,190.1	$2,117.9
Fixed rate	593.5	529.6

Total residential mortgage	$2,783.6	$2,647.5

Consumer

(in millions)	March 31, 2011	December 31, 2010
Home equity credit lines	$1,738.3	$1,759.2
Second mortgages	197.0	217.6
Indirect auto	147.0	155.2
Other	44.8	45.9

Total consumer	$2,127.1	$2,177.9

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

At March 31, 2011, the loan portfolio included $423 million of interest-only residential mortgage loans, of which $43 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once a loan becomes 90 days past due. At March 31, 2011, non-performing residential mortgage loans totaling $6.9 million had current loan-to-value ratios of more than 100%.

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

Portfolio Risk Elements – Commercial Real Estate Lending

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

People’s United Financial’s outstanding construction loan portfolio totaled $962 million (approximately 5% of total loans) at March 31, 2011. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $1.10 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2011, outstanding construction loans totaling $259 million had remaining available interest reserves totaling $16 million. At that date, the company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the company’s normal underwriting standards and are classified as TDRs if the company does not receive a current market interest rate commensurate with current underwriting for a new loan with similar risk. People’s United Financial had approximately $6 million of restructured construction loans as of March 31, 2011.

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

People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the first quarter of 2011. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without a carryover of the respective allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans are segregated into pools based on their principal common risk characteristics such as broad asset types (i.e. loans, leases; construction, permanent), loan/collateral type (i.e. commercial, commercial real estate, residential mortgage) and accrual status (i.e. performing, non-performing). Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level in accordance with the applicable accounting model for such loans and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. There was no related allowance for loan losses for acquired loans at either date, as there were no decreases in expected cash flows compared to the estimates made at the respective acquisition dates.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Balance at beginning of period	$172.5	$172.5	$172.5
Charge-offs	(10.4)	(12.2)	(10.9)
Recoveries	0.8	1.3	1.4

Net loan charge-offs	(9.6)	(10.9)	(9.5)
Provision for loan losses	14.6	10.9	9.5

Balance at end of period	$177.5	$172.5	$172.5

Allowance for loan losses as a percentage of:
Originated loans	1.19%	1.19%	1.22%
Originated non-performing loans	73.8	70.3	89.7
Commercial banking allowance for loan losses as a percentage of originated commercial banking loans	1.61	1.61	1.73
Retail banking allowance for loan losses as a percentage of originated retail banking loans	0.26	0.25	0.18

The provision for loan losses totaled $14.6 million in the first quarter of 2011, reflecting $9.6 million in net loan charge-offs and a $5.0 million increase in the allowance for loan losses due to loan growth. The provision for loan losses in the first quarter of 2010 reflected $9.5 million in net loan charge-offs. The allowance for loan losses as a percentage of originated loans was 1.19% at both March 31, 2011 and December 31, 2010.

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

Net Loan Charge-Offs

	Three Months Ended
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Commercial Banking:
Commercial real estate	$3.3	$2.6	$5.8
Commercial and industrial	2.3	1.4	0.8
Equipment financing	1.2	3.0	0.9

Total Commercial Banking	6.8	7.0	7.5

Retail:
Residential mortgage	1.6	2.0	0.1
Home equity	0.8	1.1	0.9
Other consumer	0.4	0.8	1.0

Total Retail	2.8	3.9	2.0

Total	$9.6	$10.9	$9.5

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended
	March 31, 2011	Dec. 31, 2010	March 31, 2010
Commercial Banking:
Commercial real estate	0.19%	0.18%	0.43%
Commercial and industrial	0.27	0.18	0.12
Equipment financing	0.23	0.58	0.20
Retail
Residential mortgage	0.23	0.32	0.01
Home equity	0.16	0.23	0.17
Other consumer	0.83	1.57	1.64
Total portfolio	0.22%	0.28%	0.26%

Net loan charge-offs as a percentage of average total loans decreased 4 basis points in the first quarter of 2011 compared to the year-ago period, primarily reflecting a $2.7 billion increase in average loans resulting from the acquisitions completed in 2010. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at March 31, 2011 is adequate to cover probable losses.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which interest accrual is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

Non-Performing Assets

(dollars in millions)	March 31, 2011	Dec. 31 2010	Sept. 30 2010	June 30, 2010	March 31, 2010
Originated non-performing loans:
Commercial Banking:
Commercial real estate (1)	$71.7	$82.5	$85.0	$67.2	$65.8
Commercial and industrial (1)	48.9	38.2	34.3	25.2	28.9
Equipment financing	38.6	36.0	35.1	37.0	23.1
Retail:
Residential mortgage	70.4	78.8	87.0	80.9	66.7
Home equity	10.5	9.1	9.3	8.5	7.0
Other consumer	0.4	0.6	0.7	0.9	0.8

Total originated non-performing loans (2)	240.5	245.2	251.4	219.7	192.3
REO	38.1	39.8	34.9	37.2	23.4
Repossessed assets	13.5	18.1	25.7	27.6	31.8

Total non-performing assets	$292.1	$303.1	$312.0	$284.5	$247.5

Originated non-performing loans as a percentage of originated loans	1.62%	1.70%	1.77%	1.57%	1.36%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.96	2.09	2.19	2.02	1.75
Tangible stockholders’ equity and allowance for loan losses	8.63	8.84	8.29	7.47	6.37

(1)	Non-performing commercial and industrial loans at March 31, 2011 include approximately $10.7 million of loans secured, in part, by owner-occupied commercial properties that were previously classified as non-performing commercial real estate loans.
(2)	Reported net of government guarantees totaling $10.0 million at March 31, 2011, $9.4 million at Dec. 31, 2010, $8.8 million at Sept. 30, 2010, $6.8 million at June 30, 2010 and $7.3 million at March 31, 2010.

The preceding table excludes $324 million of acquired loans at March 31, 2011 that meet People’s United Financial’s definition of a non-performing loan but for which the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $11.0 million from December 31, 2010 and equaled 1.96% of originated loans, REO and repossessed assets at March 31, 2011. The decline in total non-performing assets from December 31, 2010 reflects decreases in non-performing residential mortgage loans of $8.4 million, non-performing commercial real estate loans of $10.8 million, repossessed assets of $4.6 million and REO of $1.7 million, partially offset by increases in non-performing commercial loans of $10.7 million, non-performing equipment financing loans of $2.6 million and non-performing home equity loans of $1.4 million. Loans that are past due 90 days and still accruing totaled $3.1 million at March 31, 2011 compared to $1.2 million at December 31, 2010.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $500 million in originated potential problem loans at March 31, 2011. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2011, originated potential problem loans consisted of $204 million of commercial real estate loans, $167 million of commercial and industrial loans, and $129 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2011, People’s United Financial (parent company) liquid assets included $359 million in debt securities available for sale. People’s United Bank’s liquid assets included $1.2 billion in cash and cash equivalents, $2.6 billion in debt securities available for sale and $85 million in trading account securities. Securities available for sale with a fair value of $1.25 billion at March 31, 2011 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $18.1 billion at March 31, 2011 and represented 74% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $1.2 billion and $176 million, respectively, at March 31, 2011, representing 4.7% and 0.7%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At March 31, 2011, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $2.9 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.6 billion at that date.

At March 31, 2011, People’s United Bank had outstanding commitments to originate loans totaling $1.0 billion and approved, but unused, lines of credit extended to customers totaling $3.7 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.16 billion at March 31, 2011, a $59 million decrease compared to $5.22 billion at December 31, 2010. This decrease primarily reflects open market repurchases of 4.6 million shares of common stock at a total cost of $60.7 million and dividends paid of $54.2 million, partially offset by net income of $51.7 million.

Stockholders’ equity equaled 20.7% of total assets at March 31, 2011 and 20.8% at December 31, 2010. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 13.9% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at March 31, 2011 and 14.1% at December 31, 2010.

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

In April 2011, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1575 per share. The dividend is payable on May 15, 2011 to shareholders of record on May 1, 2011.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 11.5% at March 31, 2011, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2011 with ratios of 11.5% and 14.8%, respectively, compared to 11.4% and 14.5%, respectively, at December 31, 2010. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at March 31, 2011.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2011 to the OTS minimum requirements. At March 31, 2011, People’s United Bank’s adjusted total assets, as defined, were $22.6 billion and its total risk-weighted assets, as defined, were $18.6 billion. At March 31, 2011, People’s United Bank exceeded each of its regulatory capital requirements. Regulatory capital amounts and ratios presented are for People’s United Bank and therefore do not reflect the additional capital residing at People’s United Financial.

			OTS Requirements
As of March 31, 2011	People’s United Bank		Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,587.8(1)	11.5%	n/a	n/a	$339.2	1.5%
Leverage (core) capital	2,587.8(1)	11.5	$1,130.5	5.0%	904.4	4.0
Total risk-based capital	2,752.9(2)	14.8	1,858.9	10.0	1,487.1	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

In September 2010, the Basel Committee on Banking Supervision released revisions to recommended capital requirements, which are referred to as Basel III. People’s United Bank’s capital ratios at March 31, 2011 were well in excess of these new capital requirements. These new capital ratio requirements are still considered preliminary, and there is a prolonged implementation time frame. Management will monitor any proposed clarifications of the benchmarks.

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

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning March 31, 2011. Given the interest rate environment at March 31, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	18.4%
+200	11.2
+100	4.8
-25	(1.2)

While Income at Risk simulation identifies earnings exposure over a relatively short time horizon, “Net Present Value of Equity at Risk” takes a long-term economic perspective when quantifying IRR, thereby identifying possible margin behavior over a longer time horizon. Base case Net Present Value of Equity is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

Internal policy currently limits the exposure of a decrease in Net Present Value of Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: 5% for 100 basis points shift; 10% for 200 basis points shift; and 15% for 300 basis points.

The following table shows the estimated percentage change in People’s United Financial’s Net Present Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Net Present Value of Equity
+300	(5.2)%
+200	(2.5)
+100	(1.1)
-25	—

People’s United Financial’s interest rate risk position at March 31, 2011, as set forth in the Income at Risk and Net Present Value of Equity at Risk tables above, reflects its excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in liquid, short-term investments and securities resale agreements. While this strategy places pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial’s asset-sensitive balance sheet includes more than just its excess capital position. In fact, a 100 basis point increase in the federal funds interest rate translates to an approximate $40 million improvement in net interest income on an annualized basis.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At March 31, 2011, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain was included (on a net-of-tax basis) as a component of accumulated other comprehensive loss and was recognized in income over the period during which the hedged items (certain floating rate commercial loans) affected earnings (approximately 2 years). The remaining unrecognized gain at December 31, 2010 of $0.6 million was recognized in income in the first quarter of 2011.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the company’s external credit rating. If the company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2011 was $2.0 million, for which People’s United Financial had posted $1.9 million of collateral in the normal course of business. If the company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.3 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of March 31, 2011 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$4.2	$14.1
Weighted average interest rates:
Pay fixed (receive floating)	5.66%(0.26%)	N/A
Weighted average remaining term to maturity (in months)	11	1
Fair value:
Recognized as a liability	$0.2	$0.1

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of March 31, 2011 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$541.8	$541.8
Weighted average interest rates:
Pay floating (receive fixed)	0.20%(2.88%)	—
Pay fixed (receive floating)	—	2.80%(0.20%)
Weighted average remaining term to maturity (in months)	99	99
Fair value:
Recognized as an asset	$10.0	$5.2
Recognized as a liability	4.0	8.3

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 97 through 101 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2011, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2011, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed with legal counsel the nature of these legal proceedings. In the opinion of management, People’s United Financial’s financial condition, results of operations or liquidity will not be affected materially as a result of the eventual outcome of these legal proceedings. See Note 9 to the Consolidated Financial Statements for a further discussion of legal proceedings.

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended March 31, 2011.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2011:
Tendered by employees (1)	19,039	$14.30	—	—
Publicly announced program (2)	818,622	$13.22	818,622	19,610,414
February 1 - 28, 2011:
Tendered by employees (1)	75,211	$13.14	—	—
Publicly announced program (2)	2,592,303	$13.23	2,592,303	17,018,111
March 1 - 31, 2011:
Tendered by employees (1)	3,506	$12.58	—	—
Publicly announced program (2)	1,227,933	$12.70	1,227,933	15,790,178

Total:
Tendered by employees (1)	97,756	$13.34	—	—
Publicly announced program (2)	4,638,858	$13.09	4,638,858	15,790,178

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

In February 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and began repurchasing shares of common stock under the authorization announced in January 2011. As of March 31, 2011, 1.7 million shares, at a total cost of $21.9 million, had been repurchased under this additional program. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2011	By:	/s/ John P. Barnes
John P. Barnes President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Kirk W. Walters
Kirk W. Walters Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2011	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

**	As provided in Rule 406T of Regulation S-T, the Interactive Data File is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.