Form 10-Q
period 2011-06-30
People's United Financial, Inc.
filed 2011-08-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were 376,504,222 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

	June 30,	December 31,
(in millions)	2011	2010
Assets
Cash and due from banks	$334.7	$354.7
Short-term investments (note 3)	821.9	599.8

Total cash and cash equivalents	1,156.6	954.5

Securities purchased under agreements to resell	—	520.0

Securities (note 3):
Trading account securities, at fair value	84.9	83.5
Securities available for sale, at fair value	3,025.6	2,831.1
Securities held to maturity, at amortized cost (fair value of $64.4 million and $55.1 million)	56.0	55.1
Federal Home Loan Bank stock, at cost	59.5	63.6

Total securities	3,226.0	3,033.3

Residential mortgage loans held for sale	36.8	88.5

Loans (note 4):
Commercial real estate	6,530.9	7,306.3
Commercial	6,074.1	5,196.0
Residential mortgage	2,931.7	2,647.5
Consumer	2,150.3	2,177.9

Total loans	17,687.0	17,327.7
Less allowance for loan losses	(176.0)	(172.5)

Total loans, net	17,511.0	17,155.2

Goodwill (note 7)	1,720.0	1,723.4
Other acquisition-related intangibles (note 7)	226.7	238.6
Premises and equipment	323.6	325.1
Bank-owned life insurance	293.5	291.8
Other assets (notes 2, 4 and 12)	828.3	706.7

Total assets	$25,322.5	$25,037.1

Liabilities
Deposits:
Non-interest-bearing	$3,932.2	$3,872.6
Savings, interest-bearing checking and money market	9,336.8	8,897.8
Time	5,009.3	5,162.7

Total deposits	18,278.3	17,933.1

Borrowings:
Federal Home Loan Bank advances	477.5	509.3
Repurchase agreements	453.7	501.3
Federal funds purchased	400.0	—

Total borrowings	1,331.2	1,010.6

Subordinated notes and debentures	159.1	182.2
Other liabilities (note 12)	360.0	691.9

Total liabilities	20,128.6	19,817.8

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 377.0 million shares and 376.6 million shares issued)	3.7	3.7
Additional paid-in capital	4,989.1	4,978.8
Retained earnings	763.2	772.6
Treasury stock, at cost (22.0 million shares and 17.5 million shares) (note 5)	(307.6)	(248.9)
Accumulated other comprehensive loss (note 5)	(70.2)	(99.0)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.9 million shares and 9.1 million shares) (note 8)	(184.3)	(187.9)

Total stockholders’ equity	5,193.9	5,219.3

Total liabilities and stockholders’ equity	$25,322.5	$25,037.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Interest and dividend income:
Commercial real estate	$92.5	$75.6	$194.1	$149.9
Commercial	85.9	69.7	164.5	127.7
Residential mortgage	29.7	27.7	59.0	55.8
Consumer	20.6	22.5	41.5	45.3

Total interest on loans	228.7	195.5	459.1	378.7
Securities	23.4	9.2	44.4	17.3
Residential mortgage loans held for sale	0.3	0.6	1.0	1.1
Short-term investments	0.4	1.5	1.0	3.2
Securities purchased under agreements to resell	—	0.1	0.1	0.2

Total interest and dividend income	252.8	206.9	505.6	400.5

Interest expense:
Deposits	26.4	29.0	53.0	58.7
Borrowings	2.4	0.3	4.9	0.8
Subordinated notes and debentures	2.8	3.8	6.2	7.6

Total interest expense	31.6	33.1	64.1	67.1

Net interest income	221.2	173.8	441.5	333.4
Provision for loan losses (note 4)	14.0	17.8	28.6	27.3

Net interest income after provision for loan losses	207.2	156.0	412.9	306.1

Non-interest income:
Bank service charges	32.9	32.9	63.9	64.1
Investment management fees	8.3	8.6	16.5	16.5
Insurance revenue	6.6	6.3	14.5	13.6
Brokerage commissions	3.3	2.8	6.5	5.6
Net gains on sales of loans	8.3	2.7	16.9	5.5
Bank-owned life insurance	1.4	2.6	2.6	4.4
Merchant services income, net	1.1	1.1	2.1	2.1
Net security gains	0.1	—	0.2	—
Other non-interest income	14.6	12.7	28.0	22.1

Total non-interest income	76.6	69.7	151.2	133.9

Non-interest expense:
Compensation and benefits	102.5	92.6	207.9	188.9
Occupancy and equipment	30.9	28.5	64.0	58.3
Professional and outside service fees	17.4	20.8	33.3	34.4
Merger-related expenses (note 2)	6.4	2.8	9.5	17.5
Other non-interest expense (note 7)	49.8	58.0	95.1	97.5

Total non-interest expense	207.0	202.7	409.8	396.6

Income before income tax expense	76.8	23.0	154.3	43.4
Income tax expense	25.6	7.0	51.4	13.8

Net income	$51.2	$16.0	$102.9	$29.6

Earnings per common share (note 6):
Basic	$0.15	$0.04	$0.30	$0.08
Diluted	0.15	0.04	0.30	0.08

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the six months ended June 30, 2011 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$3.7	$4,978.8	$772.6	$(248.9)	$(99.0)	$(187.9)	$5,219.3
Comprehensive income:
Net income	—	—	102.9	—	—	—	102.9
Other comprehensive income, net of tax (note 5)	—	—	—	—	28.8	—	28.8

Total comprehensive income							131.7

Cash dividends on common stock ($0.3125 per share)	—	—	(108.7)	—	—	—	(108.7)
Restricted stock awards	—	6.5	(1.0)	2.0	—	—	7.5
ESOP common stock committed to be released (note 8)	—	—	(1.3)	—	—	3.6	2.3
Common stock repurchased (note 5)	—	—	—	(60.7)	—	—	(60.7)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.3)	—	—	—	(1.3)
Stock options and related tax benefits	—	3.8	—	—	—	—	3.8

Balance at June 30, 2011	$3.7	$4,989.1	$763.2	$(307.6)	$(70.2)	$(184.3)	$5,193.9

For the six months ended June 30, 2010 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Comprehensive income:
Net income	—	—	29.6	—	—	—	29.6
Other comprehensive income, net of tax	—	—	—	—	14.3	—	14.3

Total comprehensive income							43.9

Common stock issued in the Financial Federal acquisition, net (note 2)	0.3	405.1	—	—	—	—	405.4
Cash dividends on common stock ($0.3075 per share)	—	—	(107.4)	—	—	—	(107.4)
Restricted stock awards	—	17.9	—	0.3	—	—	18.2
ESOP common stock committed to be released (note 8)	—	—	(1.0)	—	—	3.7	2.7
Common stock repurchased	—	—	—	(51.9)	—	—	(51.9)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(4.6)	—	—	—	(4.6)
Stock options and related tax benefits	—	6.3	—	—	—	—	6.3

Balance at June 30, 2010	$3.8	$4,940.6	$831.1	$(110.2)	$(60.5)	$(191.5)	$5,413.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended June 30,
(in millions)	2011	2010
Cash Flows from Operating Activities:
Net income	$102.9	$29.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28.6	27.3
Depreciation and amortization of premises and equipment	18.5	18.6
Amortization of leased equipment	10.2	6.8
Amortization of other acquisition-related intangibles	11.9	9.5
Net security gains	(0.2)	—
Net gains on sales of loans	(16.9)	(5.5)
ESOP common stock committed to be released	2.3	2.7
Expense related to share-based awards	12.9	14.1
Originations of residential mortgage loans held-for-sale	(224.9)	(415.9)
Proceeds from sales of residential mortgage loans held-for-sale	293.5	421.7
Net (increase) decrease in trading account securities	(1.4)	0.1
Net changes in other assets and liabilities	(228.4)	8.2

Net cash provided by operating activities	9.0	117.2

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	520.0	(345.0)
Proceeds from sales of securities available for sale	3.9	0.9
Proceeds from principal repayments of securities available for sale	663.9	115.5
Proceeds from principal repayments of securities held to maturity	0.1	—
Proceeds from redemption of FHLB stock	4.1	—
Purchases of securities available for sale	(821.7)	(968.7)
Purchases of securities held to maturity	(1.0)	—
Proceeds from sales of loans	103.1	1.5
Net loan principal (disbursements) collections	(523.6)	327.0
Purchases of premises and equipment	(17.0)	(7.5)
Purchases of leased equipment	(9.1)	(12.6)
Proceeds from sales of real estate owned	9.8	6.9
Return of premiums on bank-owned life insurance, net	0.9	—
Cash consideration in acquisitions, net	(214.5)	(260.0)

Net cash used in investing activities	(281.1)	(1,142.0)

Cash Flows from Financing Activities:
Net increase in deposits	345.2	161.2
Net increase (decrease) in borrowings with terms of three months or less	350.3	(11.1)
Repayments of borrowings with terms of more than three months	(27.4)	(822.9)
Repayments of subordinated notes and debentures	(24.0)	—
Cash dividends paid on common stock	(108.7)	(107.4)
Common stock repurchases	(62.0)	(56.5)
Proceeds from stock options exercised, including excess income tax benefits	0.8	0.2

Net cash provided by (used in) financing activities	474.2	(836.5)

Net increase (decrease) in cash and cash equivalents	202.1	(1,861.3)
Cash and cash equivalents at beginning of period	954.5	3,418.0

Cash and cash equivalents at end of period	$1,156.6	$1,556.7

Supplemental Information:
Interest payments	$67.8	$66.7
Income tax payments	45.0	30.3
Real estate properties acquired by foreclosure	9.2	9.6
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	—	1,458.9
Liabilities	—	1,068.8
Common stock issued in acquisitions	—	405.4

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by the Quarterly Report for the period ended March 31, 2011 and this Quarterly Report for the period ended June 30, 2011, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

NOTE 2. ACQUISITIONS

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction is effective July 1, 2011 and, as such, People’s United Financial’s consolidated financial statements as of and for the period ended June 30, 2011 do not include amounts for Danvers. At June 30, 2011, Danvers reported total assets of $2.60 billion and total deposits of $2.06 billion and operates 28 branches in the greater Boston area.

Total consideration paid in the Danvers acquisition of approximately $463 million consisted of approximately $215 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. Other assets in the Consolidated Statement of Condition at June 30, 2011 included the cash consideration placed in escrow for the benefit of Danvers shareholders (approximately $215 million).

Acquisitions Completed in 2010

On November 30, 2010, People’s United Financial acquired Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. Total consideration paid in the Smithtown acquisition of approximately $56 million consisted of approximately $30 million in cash and 2.1 million shares of People’s United Financial common stock with a fair value of approximately $26 million. Cash consideration was paid at the rate of $3.77 per share of Smithtown common stock and stock consideration was paid at the rate of 0.304 shares of People’s United Financial common stock per share of Smithtown common stock. Total consideration paid in the LSB acquisition consisted of approximately $95 million in cash.

On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. Merger-related expenses recorded in the second quarter of 2010 totaled $0.4 million.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The asset arising from the loss-sharing coverage is referred to as the “FDIC loss-share receivable” and is included in other assets ($20.0 million at June 30, 2011 and $26.2 million at December 31, 2010) in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as the loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

On February 19, 2010, People’s United Financial acquired Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. Merger-related expenses recorded in the first six months of 2010 totaled $17.1 million.

Recent acquisitions have been undertaken with the objective of expanding the Company’s business, both geographically and through the products we offer, as well as realizing synergies and economies of scale by combining with the acquired entities. For these reasons, we paid a market-based premium for the acquired entities which, in turn, resulted in the recognition of goodwill, representing the excess of the respective purchase prices over the estimated fair value of the net assets acquired (see Note 7). All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At both June 30, 2011 and December 31, 2010, tax deductible goodwill totaled $50.5 million and related, almost entirely, to the Butler Bank acquisition. People’s United Financial’s results of operations include the results of the acquired entities beginning with the respective closing dates.

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

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of June 30, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$258.8	$0.3	$—	$259.1
GSE (1) residential mortgage-backed securities and CMOs (2)	2,664.4	39.7	(0.3)	2,703.8
State and municipal	57.2	2.7	—	59.9
Other	2.6	0.1	—	2.7

Total debt securities	2,983.0	42.8	(0.3)	3,025.5
Equity securities	0.1	—	—	0.1

Total securities available for sale	$2,983.1	$42.8	$(0.3)	$3,025.6

Securities held to maturity:
Debt securities:
Corporate	$55.0	$8.4	$—	$63.4
Other	1.0	—	—	1.0

Total securities held to maturity	$56.0	$8.4	$—	$64.4

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$476.2	$0.3	$(0.2)	$476.3
GSE residential mortgage-backed securities and CMOs	2,289.0	14.5	(12.9)	2,290.6
State and municipal	57.6	0.6	—	58.2
Other	4.5	—	—	4.5

Total debt securities	2,827.3	15.4	(13.1)	2,829.6
Equity securities	1.5	—	—	1.5

Total securities available for sale	$2,828.8	$15.4	$(13.1)	$2,831.1

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.1	—	—	0.1

Total securities held to maturity	$55.1	$—	$—	$55.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of June 30, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$127.7	$(0.3)	$—	$—	$127.7	$(0.3)
U.S. Treasury and agency (1)	9.5	—	—	—	9.5	—
State and municipal (1)	1.0	—	0.3	—	1.3	—

Total	$138.2	$(0.3)	$0.3	$—	$138.5	$(0.3)

(1) Unrealized losses totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010 (in millions)	Value	Losses	Value	Losses	Value	Losses
GSE residential mortgage-backed securities and CMOs	$1,125.7	$(12.9)	$—	$—	$1,125.7	$(12.9)
U.S. Treasury and agency	198.0	(0.2)	—	—	198.0	(0.2)
State and municipal (1)	4.6	—	0.3	—	4.9	—

Total	$1,328.3	$(13.1)	$0.3	$—	$1,328.6	$(13.1)

(1)	Unrealized losses totaled less than $50,000.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are recognized in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to non-credit factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive all amounts contractually due. As of June 30, 2011, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities at June 30, 2011, based on remaining period to contractual maturity:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(in millions)	Cost	Value	Cost	Value
U.S. Treasury and agency:
Within 1 year	$10.8	$10.8	$—	$—
After 1 but within 5 years	242.7	243.0	—	—
After 5 but within 10 years	5.3	5.3	—	—

Total	258.8	259.1	—	—

GSE residential mortgage-backed securities and CMOs:
Within 1 year	1.5	1.5	—	—
After 5 but within 10 years	214.8	215.4	—	—
After 10 years	2,448.1	2,486.9	—	—

Total	2,664.4	2,703.8	—	—

State and municipal:
Within 1 year	2.1	2.1	—	—
After 1 but within 5 years	11.8	12.2	—	—
After 5 but within 10 years	23.8	25.1	—	—
After 10 years	19.5	20.5	—	—

Total	57.2	59.9	—	—

Other:
After 1 but within 5 years	—	—	1.0	1.0
After 5 but within 10 years	—	—	55.0	63.4
After 10 years	2.6	2.7	—	—

Total	2.6	2.7	56.0	64.4

Total:
Within 1 year	14.4	14.4	—	—
After 1 but within 5 years	254.5	255.2	1.0	1.0
After 5 but within 10 years	243.9	245.8	55.0	63.4
After 10 years	2,470.2	2,510.1	—	—

Total	$2,983.0	$3,025.5	$56.0	$64.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $45.7 million at June 30, 2011) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at June 30, 2011 and the cost of the investment approximates fair value. As a result of the Smithtown acquisition, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at June 30, 2011), which also pays a dividend.

In connection with the sale of its remaining Class B Visa, Inc shares in 2009, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through June 30, 2011.

The balance of short-term investments at June 30, 2011 and December 31, 2010 principally consisted of $781.6 million and $570.3 million, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both June 30, 2011 and December 31, 2010.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the six months ended June 30, 2011.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	June 30, 2011			December 31, 2010
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate (1)	$5,073.5	$1,457.4	$6,530.9	$5,605.1	$1,701.2	$7,306.3

Commercial and industrial (1)	3,942.2	121.6	4,063.8	3,016.0	79.6	3,095.6
Equipment financing	1,524.9	485.4	2,010.3	1,419.4	681.0	2,100.4

Total commercial	5,467.1	607.0	6,074.1	4,435.4	760.6	5,196.0

Total Commercial Banking	10,540.6	2,064.4	12,605.0	10,040.5	2,461.8	12,502.3

Retail:
Residential mortgage:
Adjustable-rate	2,228.5	105.0	2,333.5	1,927.5	190.4	2,117.9
Fixed-rate	435.6	162.6	598.2	366.5	163.1	529.6

Total residential mortgage	2,664.1	267.6	2,931.7	2,294.0	353.5	2,647.5

Consumer:
Home equity	1,897.8	52.7	1,950.5	1,919.0	57.8	1,976.8
Other consumer	197.3	2.5	199.8	196.7	4.4	201.1

Total consumer	2,095.1	55.2	2,150.3	2,115.7	62.2	2,177.9

Total Retail	4,759.2	322.8	5,082.0	4,409.7	415.7	4,825.4

Total loans	$15,299.8	$2,387.2	$17,687.0	$14,450.2	$2,877.5	$17,327.7

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $30.3 million and $26.5 million at June 30, 2011 and December 31, 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. Allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial
(in millions)	Banking	Retail	Total
For the three months ended June 30, 2011
Balance at beginning of period	$165.7	$11.8	$177.5

Charge-offs	(13.6)	(3.8)	(17.4)
Recoveries	0.3	1.6	1.9

Net loan charge-offs	(13.3)	(2.2)	(15.5)
Provision for loan losses	11.5	2.5	14.0

Balance at end of period	$163.9	$12.1	$176.0

For the six months ended June 30, 2011
Balance at beginning of period	$161.5	$11.0	$172.5

Charge-offs	(20.7)	(7.1)	(27.8)
Recoveries	0.6	2.1	2.7

Net loan charge-offs	(20.1)	(5.0)	(25.1)
Provision for loan losses	22.5	6.1	28.6

Balance at end of period	$163.9	$12.1	$176.0

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans		Originated Loans		Acquired Loans
As of June 30, 2011 (in millions)	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		(Discounts Related to Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$182.5	$31.4	$10,358.1	$132.5	$2,064.4	$—	$12,605.0	$163.9
Retail	15.3	—	4,743.9	12.1	322.8	—	5,082.0	12.1

Total	$197.8	$31.4	$15,102.0	$144.6	$2,387.2	$—	$17,687.0	$176.0

	Originated Loans		Originated Loans		Acquired Loans
As of December 31, 2010	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		(Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$174.4	$27.6	$9,866.1	$133.9	$2,461.8	$—	$12,502.3	$161.5
Retail	8.2	—	4,401.5	11.0	415.7	—	4,825.4	11.0

Total	$182.6	$27.6	$14,267.6	$144.9	$2,877.5	$—	$17,327.7	$172.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

	June 30,	December 31,
(in millions)	2011	2010
Commercial Banking:
Commercial real estate	$90.2	$82.5
Commercial and industrial	54.1	38.2
Equipment financing	36.0	36.0

Total (1)	180.3	156.7

Retail:
Residential mortgage	65.8	78.8
Home equity	12.3	9.1
Other consumer	0.4	0.6

Total	78.5	88.5

Total	$258.8	$245.2

(1)	Reported net of government guarantees totaling $10.7 million and $9.4 million at June 30, 2011 and December 31, 2010, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. The principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $234 million and $16 million, respectively, at June 30, 2011 and $342 million and $18 million, respectively, at December 31, 2010. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded given that the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing interest totaled $1.2 million at December 31, 2010 (none at June 30, 2011).

People’s United Financial’s recorded investment in originated loans classified as troubled debt restructurings (“TDRs”) totaled $83.4 million and $62.6 million at June 30, 2011 and December 31, 2010, respectively. The related allowance for loan losses at June 30, 2011 and December 31, 2010 was $7.3 million and $8.4 million, respectively, and interest income recognized on these loans totaled $1.9 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain Commercial Banking and Retail loans, including TDRs. The following is a summary, by class of loan, of information related to impaired loans within the originated portfolio:

	As of June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.5	$32.1	$—	$23.3	$0.7	$24.1	$0.9
Commercial and industrial	17.2	16.2	—	16.5	0.4	14.2	0.6
Equipment financing	25.8	22.9	—	25.6	0.2	25.5	0.4
Retail:
Residential mortgage	15.0	14.6	—	10.6	0.2	9.6	0.3
Home equity	0.7	0.7	—	0.7	—	0.5	—
Other consumer	—	—	—	—	—	—	—

Total	96.2	86.5	—	76.7	1.5	73.9	2.2

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	67.0	51.4	16.4	58.5	1.1	63.7	1.2
Commercial and industrial	35.5	21.3	6.5	15.7	0.6	11.9	0.8
Equipment financing	43.0	38.6	8.5	33.5	0.3	31.5	0.5
Retail:
Residential mortgage	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

Total	145.5	111.3	31.4	107.7	2.0	107.1	2.5

Total impaired loans:
Commercial Banking:
Commercial real estate	104.5	83.5	16.4	81.8	1.8	87.8	2.1
Commercial and industrial	52.7	37.5	6.5	32.2	1.0	26.1	1.4
Equipment financing	68.8	61.5	8.5	59.1	0.5	57.0	0.9

Total Commercial Banking	226.0	182.5	31.4	173.1	3.3	170.9	4.4

Retail:
Residential mortgage	15.0	14.6	—	10.6	0.2	9.6	0.3
Home equity	0.7	0.7	—	0.7	—	0.5	—
Other consumer	—	—	—	—	—	—	—

Total Retail	15.7	15.3	—	11.3	0.2	10.1	0.3

Total	$241.7	$197.8	$31.4	$184.4	$3.5	$181.0	$4.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2010 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.4	$33.6	$—
Commercial and industrial	13.5	12.3	—
Equipment financing	24.9	22.4	—
Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total	84.1	76.5	—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	89.5	70.5	18.1
Commercial and industrial	20.6	5.8	2.4
Equipment financing	31.1	29.8	7.1
Retail:
Residential mortgage	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total	141.2	106.1	27.6

Total impaired loans:
Commercial Banking:
Commercial real estate	126.9	104.1	18.1
Commercial and industrial	34.1	18.1	2.4
Equipment financing	56.0	52.2	7.1

Total Commercial Banking	217.0	174.4	27.6

Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total Retail	8.3	8.2	—

Total	$225.3	$182.6	$27.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of aging information for originated loans:

		Past Due
As of June 30, 2011 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$4,994.3	$30.2	$49.0	$79.2	$5,073.5
Commercial and industrial	3,863.3	35.5	43.4	78.9	3,942.2
Equipment financing	1,456.2	50.4	18.3	68.7	1,524.9

Total	10,313.8	116.1	110.7	226.8	10,540.6

Retail:
Residential mortgage	2,534.1	65.9	64.1	130.0	2,664.1
Home equity	1,874.0	12.3	11.5	23.8	1,897.8
Other consumer	192.2	4.6	0.4	5.1	197.3

Total	4,600.3	82.8	76.0	158.9	4,759.2

Total originated loans	$14,914.1	$198.9	$186.7	$385.7	$15,299.8

Included in the “Current” and “30-89 Days” categories above are $42.8 million, $19.5 million and $17.7 million of early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively. These loans are less than 90 days past due but have been identified as presenting uncertainty with respect to the collectability of interest and principal.

		Past Due
As of December 31, 2010 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,501.9	$35.3	$67.9	$103.2	$5,605.1
Commercial and industrial	2,953.5	23.9	38.6	62.5	3,016.0
Equipment financing	1,376.0	21.6	21.8	43.4	1,419.4

Total	9,831.4	80.8	128.3	209.1	10,040.5

Retail:
Residential mortgage	2,142.2	75.6	76.2	151.8	2,294.0
Home equity	1,895.7	14.4	8.9	23.3	1,919.0
Other consumer	189.5	6.6	0.6	7.2	196.7

Total	4,227.4	96.6	85.7	182.3	4,409.7

Total originated loans	$14,058.8	$177.4	$214.0	$391.4	$14,450.2

Included in the “Current” and “30-89 Days” categories above are $17.3 million, $16.7 million and $6.3 million of early non-performing commercial real estate loans, equipment financing loans, and commercial and industrial loans, respectively. These loans are less than 90 days past due but have been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of June 30, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$4,669.1	$3,581.2	$1,253.3	$9,503.6
Special mention	117.6	144.0	102.0	363.6
Substandard	286.4	213.1	169.6	669.1
Doubtful	0.4	3.9	—	4.3

Total originated loans	5,073.5	3,942.2	1,524.9	10,540.6

Acquired loans
Pass	969.3	81.3	155.6	1,206.2
Special mention	144.7	20.0	130.9	295.6
Substandard	342.1	19.9	196.8	558.8
Doubtful	1.3	0.4	2.1	3.8

Total acquired loans	1,457.4	121.6	485.4	2,064.4

Total Commercial Banking	$6,530.9	$4,063.8	$2,010.3	$12,605.0

	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$1,580.7	$1,156.6	$166.9	$2,904.2
Moderate risk	1,048.8	643.3	8.3	1,700.4
High risk	34.6	97.9	22.1	154.6

Total originated loans	2,664.1	1,897.8	197.3	4,759.2

Acquired loans
Low risk	164.0	39.4	0.6	204.0
Moderate risk	100.2	10.9	0.2	111.3
High risk	3.4	2.4	1.7	7.5

Total acquired loans	267.6	52.7	2.5	322.8

Total Retail	$2,931.7	$1,950.5	$199.8	$5,082.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Commercial
	Commercial	and	Equipment
As of December 31, 2010 (in millions)	Real Estate	Industrial	Financing	Total
Commercial Banking:
Pass	$5,084.1	$2,735.7	$1,109.3	$8,929.1
Special mention	233.5	116.7	79.0	429.2
Substandard	277.9	160.1	228.5	666.5
Doubtful	9.6	3.5	2.6	15.7

Total originated loans	5,605.1	3,016.0	1,419.4	10,040.5
Acquired loans	1,701.2	79.6	681.0	2,461.8

Total	$7,306.3	$3,095.6	$2,100.4	$12,502.3

	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$1,391.2	$1,215.4	$165.6	$2,772.2
Moderate risk	883.3	623.9	7.3	1,514.5
High risk	19.5	79.7	23.8	123.0

Total originated loans	2,294.0	1,919.0	196.7	4,409.7
Acquired loans	353.5	57.8	4.4	415.7

Total	$2,647.5	$1,976.8	$201.1	$4,825.4

Commercial Banking Credit Quality Indicators

The Company utilizes an internal loan risk rating system as a means of monitoring portfolio credit quality and identifying both problem and potential problem loans. Under the Company’s risk rating system, loans not meeting the criteria for problem and potential problem loans as specified below are considered to be “Pass”-rated loans. Problem and potential problem loans are classified as either “Special Mention,” “Substandard” or “Doubtful.” Loans that do not currently expose the Company to sufficient enough risk of loss to warrant classification as either Substandard or Doubtful, but possess weaknesses that deserve management’s close attention, are classified as Special Mention. Substandard loans represent those credits characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful possess all the weaknesses inherent in those classified Substandard with the added characteristic that collection or liquidation in full, on the basis of existing facts, conditions and values, is highly questionable and/or improbable.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Risk ratings on commercial banking loans are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently, if warranted. The Company’s Internal Loan Review function is responsible for independently confirming the appropriateness of those credit risk ratings in connection with its cyclical portfolio reviews, the approach to which is risk-based and determined by reference to underlying portfolio credit quality and the results of prior reviews. Differences in risk ratings noted in conjunction with such periodic portfolio loan reviews, if any, are made available to management each month.

Retail Credit Quality Indicators

Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans which are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends, and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High” risk, “Moderate” risk or “Low” risk.

The risk characteristics considered include (i) collateral values/loan-to-value ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk rating.

For example, to the extent loan-to-value ratios exceed 70% (reflecting a weaker collateral position for the Company) or borrower FICO scores are less than 680 (reflecting weaker financial standing and/or credit history of the customer), the loans are considered to have an increased level of inherent loss. As a result, a loan with a combination of these characteristics would generally be classified as “High” risk. Conversely, as loan-to-value ratios decline (reflecting a stronger collateral position for the Company) or borrower FICO scores exceed 680 (reflecting stronger financial standing and/or credit history of the customer), the loans are considered to have a decreased level of inherent loss. A loan with a combination of these characteristics would generally be classified as “Low” risk. This analysis also considers (i) the extent of underwriting that occurred at the time of origination (direct income verification provides further support for credit decisions) and (ii) the property’s intended use (owner-occupied properties are less likely to default compared to ‘investment-type’ non-owner occupied properties, second homes, etc.). Loans not otherwise deemed to be “High” or “Low” risk are classified as “Moderate” risk.

Loan-to-value ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. Loan-to-value ratios are updated when a loan becomes 90 days past due and FICO scores are updated twice each year, in January and July. The portfolio stratification (High, Moderate and Low risk) and identification of the corresponding credit quality indicators occurs quarterly.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Commercial banking and retail loans, other than acquired loans, are also evaluated to determine whether they are impaired loans, which are included in the preceding tabular disclosures of credit quality indicators. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain loans whose terms have been modified in such a way that they are considered TDRs.

Acquired Loans Credit Quality Indicators

Upon acquiring a loan portfolio, our Internal Loan Review function undertakes the process of assigning risk ratings to all Commercial Banking loans in accordance with our established policy, which may differ in certain respects from the risk rating policy of the predecessor company. The length of time necessary to complete this process varies based on the size of the acquired portfolio, the quality of the documentation maintained in the underlying loan files, and the extent to which the predecessor company followed a risk rating approach comparable to ours. As a result, while acquired loans are risk rated, there are occasions when such ratings may be deemed “preliminary” until our re-rating process has been completed.

In contrast to originated loans, risk ratings for acquired loans are not directly considered in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At June 30, 2011 and December 31, 2010, there had not been such a decrease and therefore there was no allowance for losses on acquired loans.

Acquired Loans

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without a carryover of the respective allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans are segregated into pools based on their principal common risk characteristics such as broad asset type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

At the respective acquisition dates in 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $5.04 billion; expected cash flows of $4.53 billion; and a fair value (initial carrying amount) of $3.49 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($514.8 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.04 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At June 30, 2011, the outstanding balance and the carrying amount of the acquired loan portfolio were $2.58 billion and $2.39 billion, respectively ($3.21 billion and $2.88 billion, respectively, at December 31, 2010). There was no related allowance for loan losses for acquired loans at either date, as there were no decreases in expected cash flows compared to the estimates made at the respective acquisition dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

For the three months ended June 30 (in millions)	2011	2010
Balance at beginning of period	$946.6	$74.5
Acquisitions	—	35.6
Reclassification from nonaccretable difference for loans with improved cash flows (1)	9.8	—
Changes in expected cash flows that do not affect nonaccretable difference (2)	9.9	—
Accretion	(57.1)	(22.8)
Loan sales (3)	(7.2)	—

Balance at end of period	$902.0	$87.3

For the six months ended June 30 (in millions)	2011	2010
Balance at beginning of period	$954.8	$—
Acquisitions	—	120.3
Reclassification from nonaccretable difference for loans with improved cash flows (1)	55.3	—
Changes in expected cash flows that do not affect nonaccretable difference (2)	22.9	—
Accretion	(117.9)	(33.0)
Loan sales (4)	(13.1)	—

Balance at end of period	$902.0	$87.3

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to changes in prepayment assumptions and/or changes in interest rates on variable rate loans.
(3)	Represents remaining accretable yield eliminated upon the sale of loans with an outstanding balance of $56.4 million (carrying amount of $41.0 million) to third parties.
(4)	Represents remaining accretable yield eliminated upon the sale of loans with an outstanding balance of $106.1 million (carrying amount of $67.1 million) to third parties.

During the three and six months ended June 30, 2011, accretable yield adjustments totaling $19.7 million and $78.2 million, respectively, were made for certain loan pools to reflect better than expected credit experience ($9.8 million and $55.3 million, respectively) and slower than anticipated prepayment activity ($9.9 million and $22.9 million, respectively), as compared to the original acquisition date estimates. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools (weighted average period of approximately 4 years).

At June 30, 2011, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $363.3 million.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $16.1 million and $17.4 million, respectively, at June 30, 2011, and $21.3 million and $18.5 million, respectively, at December 31, 2010. Repossessed assets totaled $23.1 million and $18.1 million at June 30, 2011 and December 31, 2010, respectively.

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

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In February 2011, People’s United Financial completed the repurchase of the maximum number of common stock authorized in April 2008 and began repurchasing common stock under the authorization announced in January 2011. In the first six months of 2011, 4.6 million shares of People’s United Financial common stock were repurchased under the stock repurchase programs at a total cost of $60.7 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At June 30, 2011, 3.1 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the six months ended June 30, 2011 and 2010 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	June 30, 2011	December 31, 2010
Net actuarial loss and other amounts related to pension and and other postretirement benefit plans	$(97.3)	$(101.0)
Net unrealized gain on securities available for sale	27.1	1.5
Net gain on derivatives accounted for as cash flow hedges	—	0.5

Total accumulated other comprehensive loss	$(70.2)	$(99.0)

The decrease in total accumulated other comprehensive loss from December 31, 2010 consisted of an after-tax increase in the net unrealized gain on securities available for sale ($25.6 million) and an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans ($3.7 million), partially offset by an after-tax decrease in the net gain on derivatives accounted for as cash flow hedges ($0.5 million). Other comprehensive income, which is presented net of tax, totaled $28.8 million for the six months ended June 30, 2011. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at June 30, 2011 or December 31, 2010 (see Note 3).

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Net income	$51.2	$16.0	$102.9	$29.6
Dividends on participating securities	(0.4)	(0.4)	(0.7)	(0.9)

Income attributable to common shareholders	$50.8	$15.6	$102.2	$28.7

Average common shares outstanding for basic EPS	343.8	358.1	344.8	351.4
Effect of dilutive equity-based awards	0.1	0.1	0.1	0.2

Average common and common-equivalent shares for diluted EPS	343.9	358.2	344.9	351.6

Basic EPS	$0.15	$0.04	$0.30	$0.08

Diluted EPS	$0.15	$0.04	$0.30	$0.08

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive equity-based awards totaling 11.0 million for both the three and six months ended June 30, 2011 and 10.7 million for both the three and six months ended June 30, 2010 have been excluded from the calculation of diluted EPS.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the six months ended June 30, 2011 and 2010:

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Other adjustments	(2.7)	(0.7)	—	(3.4)

Balance at June 30, 2011	$1,034.4	$635.8	$49.8	$1,720.0

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2009	$616.9	$595.0	$49.8	$1,261.7
Acquisition of:
Financial Federal	258.3	—	—	258.3
Butler Bank	5.5	10.9	—	16.4
Other adjustments	(1.7)	(1.3)	—	(3.0)

Balance at June 30, 2010	$879.0	$604.6	$49.8	$1,533.4

People’s United Financial’s other acquisition-related intangible assets totaled $226.7 million and $238.6 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($116.7 million); core deposit intangible ($75.1 million); trust relationship intangible ($32.7 million); and insurance relationship intangible ($2.2 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $6.0 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively, and $11.9 million and $9.5 million for the six months ended June 30, 2011 and 2010, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2011 and each of the next five years is as follows: $25.0 million in 2011; $24.7 million in 2012; $24.2 million in 2013; $22.7 million in 2014; $21.8 million in 2015; and $11.6 million in 2016. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the six months ended June 30, 2011 or 2010.

NOTE 8. EMPLOYEE BENEFIT PLANS

People’s United Financial Employee Pension and Other Postretirement Benefit Plans

People’s United Financial maintains a qualified noncontributory defined benefit pension plan (the “Plan”) that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s United Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average.

In July 2011, People’s United Bank amended the Plan to “freeze”, effective December 31, 2011, the accrual of pension benefits for Plan participants. As such, Plan participants will not earn any additional benefits after that date. Instead, effective January 1, 2012 People’s United Bank will make a contribution on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
For the three months ended June 30 (in millions)	2011	2010	2011	2010
Net periodic benefit expense:
Service cost	$2.5	$2.3	$0.1	$0.1
Interest cost	4.7	4.2	0.1	0.1
Expected return on plan assets	(6.7)	(6.2)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	2.6	1.7	—	—
Recognized prior service credit	(0.1)	(0.1)	—	—
Special termination benefits (1)	—	2.1	—	—

Net periodic benefit expense	$3.0	$4.0	$0.3	$0.3

	Pension Benefits		Other Postretirement Benefits
For the six months ended June 30 (in millions)	2011	2010	2011	2010
Net periodic benefit expense:
Service cost	$4.9	$4.7	$0.1	$0.1
Interest cost	9.3	8.3	0.3	0.3
Expected return on plan assets	(13.3)	(12.5)	—	—
Amortization of unrecognized net transition obligation	—	—	0.2	0.2
Recognized net actuarial loss	5.2	3.4	—	—
Recognized prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Special termination benefits (1)	—	2.1	—	—

Net periodic benefit expense	6.0	5.9	0.5	0.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(5.2)	(3.4)	—	—
Transition obligation	—	—	(0.2)	(0.2)
Prior service credit	0.1	0.1	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(5.1)	(3.3)	(0.1)	(0.1)

Total recognized in net periodic benefit expense and other comprehensive income or loss	$0.9	$2.6	$0.4	$0.4

(1)	Included in other non-interest expense in the Consolidated Statements of Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden Corporation (“Chittenden”) employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit income for the Chittenden pension plan totaled $0.2 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At June 30, 2011, the loan balance totaled $203.5 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1.6 million shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2011, a total of 8.9 million shares of People’s United Financial common stock, with a fair value of $119.4 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $2.3 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.

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

Litigation Relating to the Smithtown Bancorp, Inc. Transaction

On February 25, 2010 and March 29, 2010, Smithtown and several of its officers and its directors were named in two lawsuits commenced in United States District Court, Eastern District of New York (Waterford Township Police & Fire Retirement v. Smithtown Bancorp, Inc., et al. and Yourgal v. Smithtown Bancorp, Inc. et al., respectively) on behalf of a putative class of all persons and entities who purchased Smithtown’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege, among other things, that Smithtown’s loan loss reserve, fair value of its assets, recognition of impaired assets and its internal and disclosure controls were materially false, misleading or incomplete. As a result of the consummation of the merger on November 30, 2010, People’s United Financial has become the successor party to Smithtown in this matter.

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. On May 31, 2011, the Magistrate Judge assigned to these cases ordered and approved the consolidation of the two suits; however, the Court has not yet approved the Magistrate’s order.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Litigation Relating to the Danvers Bancorp, Inc. Transaction

People’s United Financial was named as a defendant in two lawsuits instituted by Michael Rubin and Steven M. Knudsen, respectively, in the Court of Chancery of the State of Delaware on behalf of shareholders of Danvers Bancorp, Inc., in connection with People’s United Financial’s acquisition of Danvers Bancorp, Inc. (the “Danvers Acquisition”). These two actions were consolidated on February 18, 2011, under the caption In re Danvers Bancorp, Inc. Shareholders Litigation, Consolidated C.A. No. 6162-VCS (the “Delaware Action”). The plaintiffs filed a consolidated amended complaint on March 10, 2011. People’s United Financial also was named as a defendant in a lawsuit instituted by Ralph E. Swift in the Commonwealth of Massachusetts, Superior Court of Suffolk County on behalf of shareholders of Danvers Bancorp, Inc. in connection with the Danvers Acquisition. This action was transferred to the Business Litigation Section on February 17, 2011 under the caption Swift v. Bottomley et al., Civ. A. No. 11-0575-BLS2 (the “Massachusetts Action”). The plaintiff filed an amended complaint on March 9, 2011. The amended complaints in the Actions generally allege, among other things, that (i) the Danvers directors breached their fiduciary duties by approving the merger, (ii) People’s United Financial and Danvers aided and abetted such breaches and (iii) the proxy statement relating to the merger was deficient in that it failed to disclose certain information. The amended complaints in the Actions seek, among other relief, injunctive relief, damages and attorneys’ fees. Danvers, the Danvers board of directors and People’s United Financial deny any wrongdoing in connection with the Danvers Acquisition and maintain that they diligently and scrupulously complied with any and all fiduciary and other legal duties.

On April 22, 2011, the parties in the Delaware Action entered into a memorandum of understanding regarding a proposed settlement of that action. In connection with the proposed settlement, Danvers made certain additional disclosures related to the Danvers Acquisition. On May 2, 2011, the Massachusetts Action was stayed pending resolution of the Delaware Action. On July 19, 2011, the parties entered into a stipulation of settlement, which is subject to customary conditions, including court approval following notice to Danvers’ stockholders and a hearing (scheduled for October 19, 2011) to consider the fairness, reasonableness, and adequacy of the settlement. The proposed settlement provides, among other things, for the release of all claims that were asserted or could have been asserted by Danvers shareholders concerning the Danvers Acquisition. In connection with the proposed settlement, plaintiffs’ counsel in the Delaware Action intend to petition the Delaware Court of Chancery for an award of fees and expenses in an amount not to exceed $750,000 and the defendants in the Delaware Action have reserved their right to oppose a fee petition by plaintiffs’ counsel. There can be no assurance that the Delaware Court of Chancery will approve the proposed settlement. However, management, in conjunction with counsel, believes the matter will be settled in the manner described above.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other

People’s United Bank has been named as a defendant in a lawsuit arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2010 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a motion to dismiss the complaint, and that motion remains pending.

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” included in Item 2 for segment information for the six months ended June 30, 2011 and 2010.

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

Recurring Fair Value Measurements

Investments in Debt and Equity Securities

When available, People’s United Financial uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below), to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, and GSE residential mortgage-backed securities and CMOs, all of which are included in Level 2.

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both June 30, 2011 and December 31, 2010, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities for which an active market exists for similar securities, making observable inputs readily available.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year securities. As a further point of validation, our Treasury Department generates its own month-end fair value estimate for all mortgage-backed securities, agency-issued CMOs (also backed by 15-year mortgage-backed securities), and state and municipal securities. While we have not adjusted the prices obtained from the independent pricing service, any notable differences between those prices and our Treasury Department’s prices are subject to further analysis. This additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics, and a review of historical pricing for the particular security. Based on our review of the prices provided by the pricing service, the fair values incorporate observable market inputs used by market participants at the measurement date and, as such, are classified as Level 2 securities.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$73.8	$11.1	$—	$84.9
Securities available for sale:
U.S. Treasury and agency	33.8	225.3	—	259.1
GSE residential mortgage-backed securities and CMOs	—	2,703.8	—	2,703.8
State and municipal	—	59.9	—	59.9
Other debt securities	—	2.7	—	2.7
Equity securities	—	0.1	—	0.1
Other assets:
Fixed income securities	—	36.6	—	36.6
Equity mutual funds	0.2	—	—	0.2
Interest rate swaps	—	21.3	—	21.3
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7

Total	$107.8	$3,061.5	$—	$3,169.3

Liabilities:
Interest rate swaps	$—	$18.4	$—	$18.4
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	0.8	—	0.8

Total	$—	$19.4	$—	$19.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$83.5	$—	$—	$83.5
Securities available for sale:
U.S. Treasury and agency	39.3	437.0	—	476.3
GSE residential mortgage-backed securities and CMOs	—	2,290.6	—	2,290.6
State and municipal	—	58.2	—	58.2
Other debt securities	—	4.5	—	4.5
Equity securities	—	1.5	—	1.5
Other assets:
Fixed income securities	—	32.9	—	32.9
Equity mutual funds	0.3	—	—	0.3
Interest rate swaps	—	17.0	—	17.0
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$123.1	$2,841.8	$—	$2,964.9

Liabilities:
Interest rate swaps	$—	$14.7	$—	$14.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1

Total	$—	$14.9	$—	$14.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the six months ended June 30, 2011 and 2010.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Impaired Loans

Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s original effective interest rate; the loan’s observable market price; or the fair value of the collateral (less cost to sell) if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. Peoples United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans.

REO and Repossessed Assets

REO and repossessed assets are recorded at the lower of cost or fair value, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as independent third-party appraisals and price opinions. Assets that are acquired through loan default are recorded as held for sale initially at the lower of the recorded investment in the loan or fair value (less estimated selling costs) upon the date of foreclosure/repossession. Subsequent to foreclosure/repossession, valuations are updated periodically and the carrying amounts of these assets may be reduced further.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of June 30, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$36.8	$—	$36.8
Impaired loans (2)	—	—	111.3	111.3
REO and repossessed assets (3)	—	—	56.6	56.6

Total	$—	$36.8	$167.9	$204.7

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$88.5	$—	$88.5
Impaired loans (2)	—	—	106.1	106.1
REO and repossessed assets (3)	—	—	57.9	57.9

Total	$—	$88.5	$164.0	$252.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the six months ended June 30, 2011 and 2010.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral (less cost to sell) ($51.4 million, $38.6 million and $21.3 million of commercial real estate, equipment financing and commercial and industrial loans, respectively, at June 30, 2011). Related impairment charges totaled $3.8 million and $7.8 million for the six months ended June 30, 2011 and 2010, respectively.
(3)	Represents: (i) $16.1 million of residential real estate owned; (ii) $17.4 million of commercial real estate owned; and (iii) $23.1 million of repossessed assets at June 30, 2011. Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $1.8 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively. Write downs and net loss (gain) on sale related to foreclosed/repossessed assets charged (credited) to non-interest expense totaled $2.4 million and $(0.5) million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$1,156.6	$1,156.6	$954.5	$954.5
Securities purchased under agreements to resell	—	—	520.0	520.0
Total securities (1)	3,226.0	3,234.4	3,033.3	3,033.3
Residential mortgage loans held for sale	36.8	36.8	88.5	88.5
Total loans, net	17,511.0	17,953.2	17,155.2	17,685.1
Other assets (2)	39.6	39.6	39.0	39.0
Accrued interest receivable	67.9	67.9	67.6	67.6

Financial liabilities (other than derivatives):
Time deposits	5,009.3	5,054.5	5,162.7	5,205.5
Other deposits	13,269.0	13,269.0	12,770.4	12,770.4
FHLB advances	477.5	481.0	509.3	504.0
Repurchase agreements	453.7	452.7	501.3	502.9
Federal funds purchased	400.0	400.0	—	—
Subordinated notes and debentures	159.1	164.9	182.2	193.6
Accrued interest payable	8.6	8.6	9.1	9.1

Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	21.3	21.3	17.0	17.0
Forward commitments to sell residential mortgage loans	0.7	0.7	0.1	0.1
Recognized as a liability:
Interest rate swaps	18.4	18.4	14.7	14.7
Foreign exchange contracts	0.2	0.2	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	0.8	0.8	0.1	0.1

(1)	Includes (i) trading account securities of $84.9 million and $83.5 million at June 30, 2011 and December 31, 2010, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $59.5 million and $63.6 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Includes fixed income securities, cash and cash equivalents, and equity mutual funds of $36.6 million, $2.8 million and $0.2 million, respectively, at June 30, 2011, and $32.9 million, $5.8 million and $0.3 million, respectively, at December 31, 2010.
(3)	See Note 12 for a further discussion of derivative financial instruments.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2011 was $0.7 million, for which People’s United Financial had posted no collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.7 million in additional collateral would have been required.

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$586.6	$491.5	$19.3	$13.5	$1.4	$2.8
Other counterparties	N/A	586.6	491.5	2.0	3.5	16.9	11.5
Foreign exchange contracts	N/A	10.4	8.3	—	—	0.2	0.1
Forward commitments to sell residential mortgage loans	N/A	92.9	111.2	0.7	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	108.9	120.1	—	—	0.8	0.1

Total				22.0	17.1	19.3	14.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	4.1	5.7	—	—	0.1	0.4

Total				—	—	0.1	0.4

Total derivatives				$22.0	$17.1	$19.4	$14.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the six months ended June 30, 2011 and 2010:

Six months ended June 30,	Type of	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
(in millions)	Hedge	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$13.2	$26.2	$—	$—
Other counterparties	N/A	(12.7)	(25.5)	—	—
Foreign exchange contracts	N/A	(0.1)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	(0.1)	—	—

Total		0.3	0.6	—	—

Derivatives Designated as Hedging Instruments:
Interest rate floors (2)	Cash flow	0.7	10.4	—	—
Interest rate swaps	Fair value	(0.1)	(0.2)	—	—

Total		0.6	10.2	—	—

Total derivatives		$0.9	$10.8	$—	$—

(1)	Amounts recognized in earnings are recorded in interest income on loans for derivatives designated as hedging instruments and other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

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

Troubled Debt Restructurings

In April 2011, the FASB amended its standards to provide clarifying guidance to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a loan modification constitutes a TDR, a creditor must separately conclude that (i) the modification constitutes a concession and (ii) the debtor is experiencing financial difficulties. For public companies, this clarifying guidance is effective for periods beginning on or after June 15, 2011 (July 1, 2011 for People’s United Financial), and applies retrospectively to restructurings occurring on or after January 1, 2011.

The Company believes its existing policies and procedures are consistent with this clarifying guidance and, as such, believes application of this guidance will not have a material impact on the Company’s allowance for loan losses, provision for loan losses or TDR-related financial statement disclosures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Comprehensive Income

In June 2011, the FASB amended its standards relating to the presentation of comprehensive income to require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for People’s United Financial) and should be applied retrospectively. Early adoption is permitted, since compliance with the amendments is already permitted. The amendments do not require any transition disclosures. These amendments are not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements

In May 2011, the FASB issued amendments to its standards on fair value with the objective of establishing (i) a consistent definition of fair value and (ii) common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments, which are generally consistent with existing fair value measurement principles contained in U.S. GAAP, do serve to expand the related disclosure requirements for fair value measurements and provide necessary clarifications in order to align with IFRS No. 13.

Specifically, the amendments include provisions relating to: (i) application of the highest and best use and valuation premise concepts; (ii) application of premiums and discounts, including blockage factors, in a fair value measurement; (iii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iv) additional disclosures about fair value measurements, including quantitative information (e.g. sensitivity analysis) about the unobservable inputs used for Level 3 items and the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value is required to be disclosed. These amendments, for which early adoption is not permitted, are effective prospectively for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for People’s United Financial) and are not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Recent Market Developments

In response to the unprecedented challenges affecting the banking system, the Federal government began implementing several programs in late 2008 designed to address a variety of issues facing the financial sector. The most noteworthy of these initiatives was the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA led to the Troubled Asset Relief Program (the “TARP”) and the TARP Capital Purchase Program, neither of which had a direct impact on People’s United Financial as the Company did not participate in these programs. People’s United Financial did, however, experience a number of changes with respect to deposit insurance coverage and related assessments.

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution and have historically ranged from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. In response to an increase in the number of bank failures, the FDIC authorized higher premium assessments for 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Under the FDIC’s restoration plan, the premium assessment rate was raised uniformly by seven basis points beginning on January 1, 2009 resulting in an initial base assessment rate of 12 basis points for People’s United Bank.

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. As such, deposit insurance expense may continue to increase in the future. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment totaled $40 million at June 30, 2011, which includes balances acquired in connection with recent business combinations.

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

In February 2011, the FDIC approved a final rule which: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule, which is effective beginning with the quarterly assessment period ended June 30, 2011, also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

Based on the increase in the premium assessment rate in 2009, the special assessment announced in May 2009, and People’s United Bank’s participation in the Transaction Account Guarantee Program through June 30, 2010, the Company’s cost of deposit insurance increased significantly in 2009 and 2010. The actual amount of future assessments will be dependent on several factors, including: (i) People’s United Bank’s average total assets and average tangible equity; (ii) People’s United Bank’s risk profile; (iii) and whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

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

Among the Act’s significant regulatory changes, it creates a new federal consumer protection agency, known as the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The CFPB will also have exclusive supervision over our consumer compliance examinations. Moreover, the Act permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The Act restricts the authority of the Federal banking regulators to preempt state consumer protection laws applicable to the Bank, and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

The Act provides that the amount of interchange fee that an issuer of debit cards may charge or receive must be “reasonable and proportional” to the cost of the transaction. The Act directs the Board of Governors of the Federal Reserve System (the “Board”) to issue regulations to implement this requirement, and further provides that in determining whether a charge is “reasonable and proportional” the issuer may generally consider only costs that are specific to the individual transaction. Separately, the Board is authorized to issue regulations that would allow an issuer to adjust interchange fees to reflect the costs associated with fraud mitigation related to debit card transactions, provided that the issuer must comply with fraud-related standards to be established by the Board. The Act further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The Company expects that the Act’s interchange fee provisions will reduce interchange fee revenue, beginning in the fourth quarter of 2011. It is anticipated that establishment of the CFPB and these other changes will significantly increase the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Act. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. As of June 30, 2011, People’s United Bank’s non-interest bearing deposits totaled $3.9 billion, or 21.5% of total deposits. The Company’s interest expense may increase and our net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

On July 21, 2011, the Office of the Comptroller of the Currency (the “OCC”) assumed responsibility for the supervision and regulation of all federally-chartered savings banks, and the Board assumed responsibility for the supervision and regulation of all savings and loan holding companies.

Selected Consolidated Financial Data

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Earnings Data:
Net interest income	$221.2	$220.3	$173.8	$441.5	$333.4
Provision for loan losses	14.0	14.6	17.8	28.6	27.3
Non-interest income (1)	76.6	74.6	69.7	151.2	133.9
Non-interest expense (1), (2)	207.0	202.8	202.7	409.8	396.6
Income before income tax expense	76.8	77.5	23.0	154.3	43.4
Net income	51.2	51.7	16.0	102.9	29.6
Operating earnings (3)	57.3	53.8	31.8	111.1	61.0

Selected Statistical Data:
Net interest margin (4)	4.13%	4.16%	3.69%	4.15%	3.59%
Return on average assets (4)	0.82	0.84	0.29	0.83	0.27
Operating return on average assets (3), (4)	0.92	0.87	0.58	0.90	0.57
Return on average tangible assets (4)	0.89	0.91	0.32	0.90	0.30
Return on average stockholders’ equity (4)	4.0	4.0	1.2	4.0	1.1
Return on average tangible stockholders’ equity (4)	6.3	6.4	1.7	6.4	1.6
Operating return on average tangible stockholders’ equity (3), (4)	7.1	6.7	3.4	6.9	3.3
Efficiency ratio (3)	65.7	66.2	72.2	65.9	73.6

Per Common Share Data:
Basic and diluted earnings per share	$0.15	$0.15	$0.04	$0.30	$0.08
Operating earnings per share (3)	0.17	0.15	0.09	0.32	0.17
Dividends paid per share	0.1575	0.1550	0.1550	0.3125	0.3075
Dividend payout ratio	106.4%	104.9%	352.0%	105.6%	363.1%
Operating dividend payout ratio (3)	95.1	100.7	176.7	97.8	176.1
Book value (end of period)	$15.01	$14.92	$15.10	$15.01	$15.10
Tangible book value (end of period) (3)	9.38	9.27	10.14	9.38	10.14
Stock price:
High	13.81	14.49	16.79	14.49	17.08
Low	12.55	12.17	13.49	12.17	13.49
Close (end of period)	13.44	12.58	13.50	13.44	13.50

(1)	Income and expenses associated with merchant services and customer derivatives are presented net in non-interest income for all periods.
(2)	Includes a total of $9.2 million, $3.1 million and $23.2 million of merger-related expenses, core system conversion costs and one-time charges for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively, and $12.3 million and $46.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Financial Condition Data:
Total assets	$25,323	$24,962	$25,037	$21,897	$21,950
Loans	17,687	17,523	17,328	15,120	15,140
Securities	3,226	3,203	3,033	2,478	1,787
Short-term investments (1)	822	926	1,120	1,218	1,944
Allowance for loan losses	176	178	173	173	173
Goodwill and other acquisition-related intangibles	1,947	1,953	1,962	1,772	1,778
Deposits	18,278	18,110	17,933	15,675	15,834
Borrowings	1,331	1,158	1,011	254	141
Subordinated notes and debentures	159	176	182	183	183
Stockholders’ equity	5,194	5,160	5,219	5,365	5,413
Non-performing assets (2)	315	292	303	312	285
Net loan charge-offs	15.5	9.6	10.9	21.8	17.8

Average Balances:
Loans	$17,654	$17,290	$15,770	$15,120	$15,247
Securities	3,264	3,089	2,457	1,856	1,097
Short-term investments (1)	629	843	1,418	1,892	2,533
Residential mortgage loans held for sale	17	52	52	47	38
Total earning assets	21,564	21,274	19,697	18,915	18,915
Total assets	24,853	24,623	22,961	21,955	21,872
Deposits	18,225	17,944	16,531	15,801	15,704
Total funding liabilities	19,353	19,121	17,236	16,175	16,052
Stockholders’ equity	5,177	5,185	5,335	5,404	5,458

Ratios:
Net loan charge-offs to average loans (annualized)	0.35%	0.22%	0.28%	0.58%	0.47%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	2.05	1.96	2.09	2.19	2.02
Allowance for loan losses to:
Originated loans (2)	1.15	1.19	1.19	1.22	1.23
Originated non-performing loans (2)	68.0	73.8	70.3	68.6	78.5
Average stockholders’ equity to average total assets	20.8	21.1	23.2	24.6	25.0
Stockholders’ equity to total assets	20.5	20.7	20.8	24.5	24.7
Tangible stockholders’ equity to tangible assets (3)	13.9	13.9	14.1	17.8	18.0
Total risk-based capital (4)	15.0	14.8	14.5	16.4	16.6

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans. See Asset Quality.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Total risk-based capital ratios are presented for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial. See Regulatory Capital Requirements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United Financial’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and certain purchase accounting-related fair value adjustments, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis (excluding certain purchase accounting-related fair value adjustments) plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, core system conversion costs, and one-time charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total non-interest expense	$207.0	$202.8	$202.7	$409.8	$396.6
Less:
Amortization of:
Other acquisition-related intangibles	6.0	5.9	4.8	11.9	9.5
Purchase accounting-related fair value adjustments (1)	0.8	0.8	0.8	1.6	1.6
Merger-related expenses	6.4	3.1	2.8	9.5	17.5
Executive-level separation costs	2.8	—	15.3	2.8	15.3
Other (2)	1.9	2.1	0.8	4.0	3.7

Total	$189.1	$190.9	$178.2	$380.0	$349.0

Net interest income (FTE basis)	$222.5	$221.5	$174.6	$444.0	$335.0
Total non-interest income	76.6	74.6	69.7	151.2	133.9
Add:
Purchase accounting-related fair value adjustments (1)	—	—	1.0	—	2.6
BOLI FTE adjustment	0.8	0.6	1.4	1.4	2.4
Less:
Purchase accounting-related fair value adjustments (1)	4.7	5.0	—	9.7	—
Net security gains	0.1	0.1	—	0.2	—
Gains on sales of acquired loans	7.2	5.5	—	12.7	—
Other (3)	—	(2.2)	—	(2.2)	—

Total	$287.9	$288.3	$246.7	$576.2	$473.9

Efficiency ratio	65.7%	66.2%	72.2%	65.9%	73.6%

(1)	Reflects the impact of amortization and accretion associated with certain purchase accounting-related fair value adjustments recognized in connection with past business combinations. These adjustments are made because management believes such income and expense amounts are not relevant for purposes of evaluating operating efficiency.
(2)	Items classified as “other” and deducted from non-interest expense principally consist of certain franchise taxes, real estate owned expenses and contract termination costs.
(3)	Items classified as “other” and (added to)/deducted from non-interest income principally consist of asset write-offs, gains associated with the sale of branch locations, a gain on the sale of mortgage servicing rights and interest on an income tax refund.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income, as reported	$51.2	$51.7	$16.0	$102.9	$29.6

Adjustments to arrive at operating earnings:
Merger-related expenses	6.4	3.1	2.8	9.5	17.5
Executive-level separation costs	2.8	—	15.3	2.8	15.3
Core system conversion costs	—	—	5.1	—	13.8

Total pre-tax adjustments	9.2	3.1	23.2	12.3	46.6
Tax effect	(3.1)	(1.0)	(7.4)	(4.1)	(15.2)

Total adjustments, net of tax	6.1	2.1	15.8	8.2	31.4

Operating earnings	$57.3	$53.8	$31.8	$111.1	$61.0

Earnings per share, as reported	$0.15	$0.15	$0.04	$0.30	$0.08

Adjustment to arrive at operating earnings per share:
Merger-related expenses	0.02	—	—	0.02	0.03
Executive-level separation costs	—	—	0.04	—	0.04
Core system conversion costs	—	—	0.01	—	0.02

Total adjustments per share	0.02	—	0.05	0.02	0.09

Operating earnings per share	$0.17	$0.15	$0.09	$0.32	$0.17

Average total assets	$24,853	$24,623	$21,872	$24,738	$21,567

Operating return on average assets (annualized)	0.92%	0.87%	0.58%	0.90%	0.57%

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Operating Return on Average Tangible Stockholders’ Equity
	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Average stockholders’ equity	$5,177	$5,185	$5,458	$5,181	$5,367
Less: average goodwill and average other acquisition-related intangibles	1,950	1,957	1,768	1,953	1,704

Average tangible stockholders’ equity	$3,227	$3,228	$3,690	$3,228	$3,663

Operating earnings	$57.3	$53.8	$31.8	$111.1	$61.0

Operating return on average tangible stockholders’ equity (annualized)	7.1%	6.7%	3.4%	6.9%	3.3%

Operating Dividend Payout Ratio
	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Dividends paid	$54.5	$54.2	$56.2	$108.7	$107.4

Operating earnings	$57.3	$53.8	$31.8	$111.1	$61.0

Operating dividend payout ratio	95.1%	100.7%	176.7%	97.8%	176.1%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

Tangible Equity Ratio
(in millions, except per share data)	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Total stockholders’ equity	$5,194	$5,160	$5,219	$5,365	$5,413
Less: goodwill and other acquisition-related intangibles	1,947	1,953	1,962	1,772	1,778

Tangible stockholders’ equity	$3,247	$3,207	$3,257	$3,593	$3,635

Total assets	$25,323	$24,962	$25,037	$21,897	$21,950
Less: goodwill and other acquisition-related intangibles	1,947	1,953	1,962	1,772	1,778

Tangible assets	$23,376	$23,009	$23,075	$20,125	$20,172

Tangible equity ratio	13.9%	13.9%	14.1%	17.8%	18.0%

Tangible Book Value Per Share
(in millions, except per share data)	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Tangible stockholders’ equity	$3,247	$3,207	$3,257	$3,593	$3,635

Common shares issued	377.02	376.95	376.62	374.63	374.64
Less: Common shares classified as treasury shares	22.01	22.01	17.49	8.75	6.90
Unallocated ESOP common shares	8.89	8.97	9.06	9.15	9.23

Common shares	346.12	345.97	350.07	356.73	358.51

Tangible book value per share	$9.38	$9.27	$9.30	$10.07	$10.14

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction is effective July 1, 2011 and, as such, People’s United Financial’s consolidated financial statements as of and for the period ended June 30, 2011 do not include amounts for Danvers. At June 30, 2011, Danvers reported total assets of $2.60 billion and total deposits of $2.06 billion and operates 28 branches in the greater Boston area.

Total consideration paid in the Danvers acquisition of approximately $463 million consisted of approximately $215 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. Other assets in the Consolidated Statement of Condition at June 30, 2011 included the cash consideration placed in escrow for the benefit of Danvers shareholders (approximately $215 million).

Acquisitions Completed in 2010

On February 19, 2010, People’s United Financial acquired Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On November 30, 2010, People’s United Financial acquired Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United Financial’s results of operations include the results of these companies beginning with the respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

Financial Overview

People’s United Financial reported net income of $51.2 million, or $0.15 per diluted share, for the three months ended June 30, 2011, compared to $16.0 million, or $0.04 per diluted share, for the year-ago period and $51.7 million, or $0.15 per diluted share, for the three months ended March 31, 2011. Operating earnings were $57.3 million, or $0.17 per share, $31.8 million, or $0.09 per share, and $53.8 million, or $0.15 per share, for the respective periods. Second quarter 2011 earnings continue to reflect organic loan and deposit growth, improvement in net interest income, continued positive results in fee-related businesses and tighter expense control.

For the six months ended June 30, 2011, net income totaled $102.9 million, or $0.30 per diluted share, compared to $29.6 million, or $0.08 per diluted share, for the year-ago period. Operating earnings were $111.1 million, or $0.32 per share and $61.0 million, or $0.17 per share, for the respective periods.

As previously discussed, People’s United Financial acquired Danvers after the close of business on June 30, 2011, effective July 1, 2011, and People’s United Financial’s consolidated financial statements as of and for the period ended June 30, 2011 do not include amounts for Danvers. People’s United Financial acquired Financial Federal on February 19, 2010, Butler Bank on April 16, 2010 and both Smithtown and LSB on November 30, 2010. Accordingly, the results of operations for these acquisitions are included beginning as of the respective acquisition dates, and prior period results have not been restated to include Financial Federal, Butler Bank, Smithtown and LSB.

People’s United Financial’s return on average assets was 0.82% and return on average tangible stockholders’ equity was 6.3% for the three months ended June 30, 2011, compared to 0.29% and 1.7%, respectively, for the year-ago quarter. Operating return on average assets was 0.92% and 0.58%, and operating return on average tangible stockholders’ equity was 7.1% and 3.4%, for the respective periods.

Net interest income increased $47.4 million from the year-ago quarter while the net interest margin improved 44 basis points to 4.13%. The higher net interest margin primarily reflects the benefit of the acquisitions completed during 2010 as well as a 16 basis point reduction in the cost of deposits, partially offset by the effect of the historically low interest rate environment, and the Company’s asset sensitive balance sheet, including its excess capital, a portion of which was invested in relatively low-yielding short-term investments and securities purchased under agreements to resell for most of 2010.

Compared to the first quarter of 2011, net interest income increased $1.0 million and, as expected, the net interest margin decreased 3 basis points, primarily reflecting repricing pressure within the loan portfolio, partially offset by an increase in investment income and a 1 basis point reduction in the cost of deposits.

Compared to the second quarter of 2010, average earning assets increased $2.7 billion, reflecting increases of $2.4 billion in average loans and $2.2 billion in average securities, partially offset by a $1.9 billion decrease in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $3.3 billion, primarily reflecting increases of $2.5 billion in average total deposits and $796 million in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $6.9 million and total non-interest expense increased $4.3 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 65.7% for the second quarter of 2011 compared to 72.2% for the year-ago period.

The provision for loan losses in the second quarter of 2011 totaled $14.0 million compared to $17.8 million in the year-ago period. The provision for loan losses in the second quarter of 2011 reflected net loan charge-offs of $15.5 million and a $1.5 million decrease in the allowance for loan losses (see Asset Quality). The provision for loan losses in the second quarter of 2010 reflected net loan charge-offs of $17.8 million. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.35% in the second quarter of 2011 compared to 0.47% in the year-ago quarter.

The allowance for loan losses totaled $176.0 million at June 30, 2011, reflecting a $3.5 million increase from December 31, 2010 in response to loan growth. Non-performing assets totaled $315.4 million at June 30, 2011, a $12.3 million increase from December 31, 2010. At June 30, 2011, the allowance for loan losses as a percentage of originated loans was 1.15% and as a percentage of originated non-performing loans was 68.0% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.2 billion at both June 30, 2011 and December 31, 2010 and as a percentage of total assets, stockholders’ equity was 20.5% and 20.8%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 13.9% at June 30, 2011 compared to 14.1% at December 31, 2010.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratio were 15.0% and 19.1%, respectively, at June 30, 2011 compared to 14.5% and 19.3%, respectively, at December 31, 2010 (see Regulatory Capital Requirements).

Business Segment Results

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses: Commercial Banking, Retail and Business Banking, and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities purchased under agreements to resell, wholesale borrowings and the funding center. The Company’s operating segments have been aggregated into reportable segments that have been identified and organized based on the nature of the products and services offered by the respective segment.

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of a business segment, it may result in a measure of segment provision that does not reflect actual incurred losses for the periods presented.

People’s United Financial allocates a majority of non-interest expenses to each business segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate business segment and corporate overhead costs are allocated to the business segments. Income tax expense is allocated to each business segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year.

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

Business Segment Performance Summary

Three months ended June 30, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income	$101.3	$107.2	$1.3	$209.8	$4.5	$6.9	$221.2
Provision for loan losses	9.0	2.7	0.1	11.8	—	2.2	14.0
Total non-interest income	22.2	35.1	18.6	75.9	1.0	(0.3)	76.6
Total non-interest expense	48.9	122.8	21.6	193.3	0.1	13.6	207.0

Income (loss) before income tax expense (benefit)	65.6	16.8	(1.8)	80.6	5.4	(9.2)	76.8
Income tax expense (benefit)	21.9	5.6	(0.6)	26.9	1.9	(3.2)	25.6

Net income (loss)	$43.7	$11.2	$(1.2)	$53.7	$3.5	$(6.0)	$51.2

Total average assets	$12,666.2	$6,707.6	$337.2	$19,711.0	$4,022.4	$1,119.4	$24,852.8
Total average liabilities	2,320.7	16,403.1	192.5	18,916.3	715.7	43.5	19,675.5

Six months ended June 30, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$202.9	$212.2	$2.6	$417.7	$10.0	$13.8	$441.5
Provision for loan losses	17.7	5.2	0.2	23.1	—	5.5	28.6
Total non-interest income	44.0	70.1	38.2	152.3	1.8	(2.9)	151.2
Total non-interest expense	97.6	242.1	43.3	383.0	1.7	25.1	409.8

Income (loss) before income tax expense (benefit)	131.6	35.0	(2.7)	163.9	10.1	(19.7)	154.3
Income tax expense (benefit)	43.9	11.7	(0.9)	54.7	3.5	(6.8)	51.4

Net income (loss)	$87.7	$23.3	$(1.8)	$109.2	$6.6	$(12.9)	$102.9

Total average assets	$12,612.1	$6,614.6	$337.7	$19,564.4	$4,010.2	$1,163.7	$24,738.3
Total average liabilities	2,371.2	16,219.9	188.0	18,779.1	724.6	53.3	19,557.0

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net interest income	$101.3	$75.6	$202.9	$144.8
Provision for loan losses	9.0	6.9	17.7	13.0
Total non-interest income	22.2	14.1	44.0	25.9
Total non-interest expense	48.9	48.6	97.6	92.1

Income before income tax expense	65.6	34.2	131.6	65.6
Income tax expense	21.9	11.0	43.9	21.4

Net income	$43.7	$23.2	$87.7	$44.2

Total average assets	$12,666.2	$11,205.1	$12,612.1	$10,905.4
Total average liabilities	2,320.7	2,109.6	2,371.2	2,196.9

Commercial Banking net income increased $20.5 million in the second quarter of 2011 compared to the second quarter of 2010, reflecting the benefit from the acquisitions completed during 2010 as well as organic loan growth. The $25.7 million increase in net interest income reflects an increase in average earning assets and improved spreads on commercial loans due to loan mix, partially offset by narrowing spreads on commercial deposits. The $8.1 million increase in non-interest income primarily reflects $7.2 million of net gains on sales of acquired loans recorded in the second quarter of 2011 and an increase in operating lease income resulting from a higher level of equipment leased to PCLC customers. The increase in non-interest expense reflects additional non-interest expenses resulting from the 2010 acquisitions, an increase in amortization expense on leased equipment and higher direct expenses due to the continued loan growth in Commercial Banking, essentially offset by a decrease in allocated expenses.

The average Commercial Banking loan portfolio increased $2.1 billion in the second quarter of 2011 compared to the second quarter of 2010, reflecting organic loan growth and the acquisitions completed during 2010.

Retail and Business Banking includes, as its principal business lines, business lending, consumer and business deposit gathering activities, consumer lending (including residential mortgage, home equity and indirect auto lending), and merchant services.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net interest income	$107.2	$95.2	$212.2	$186.0
Provision for loan losses	2.7	1.5	5.2	3.0
Total non-interest income	35.1	34.7	70.1	67.6
Total non-interest expense	122.8	103.3	242.1	205.1

Income before income tax expense	16.8	25.1	35.0	45.5
Income tax expense	5.6	8.1	11.7	14.9

Net income	$11.2	$17.0	$23.3	$30.6

Total average assets	$6,707.6	$5,587.6	$6,614.6	$5,555.3
Total average liabilities	16,403.1	13,739.4	16,219.9	13,401.9

Retail and Business Banking net income decreased $5.8 million in the second quarter of 2011 compared to the second quarter of 2010. The $12.0 million increase in net interest income primarily reflects the growth in deposit balances and an increase in the spread on residential mortgages and consumer loans, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008. The increase in non-interest income reflects an increase in retail bank service charges, partially offset by a decrease in gains on sales of residential mortgages. The $19.5 million increase in non-interest expense reflects increases in direct and allocated expenses primarily due to the acquisitions completed during 2010.

Average assets increased $1.1 billion and average liabilities increased $2.7 billion in the second quarter of 2011 compared to the second quarter of 2010, reflecting organic loan and deposit growth, and the acquisitions completed during 2010.

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc., other insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net interest income	$1.3	$0.9	$2.6	$1.9
Provision for loan losses	0.1	0.1	0.2	0.1
Total non-interest income	18.6	18.5	38.2	37.2
Total non-interest expense	21.6	21.9	43.3	43.2

Loss before income tax benefit	(1.8)	(2.6)	(2.7)	(4.2)
Income tax benefit	(0.6)	(0.8)	(0.9)	(1.3)

Net loss	$(1.2)	$(1.8)	$(1.8)	$(2.9)

Total average assets	$337.2	$344.9	$337.7	$347.4
Total average liabilities	192.5	192.6	188.0	191.2

The decrease in Wealth Management’s net loss in the second quarter of 2011 compared to the year-ago quarter reflects increases of $0.4 million in net interest income and $0.1 million in non-interest income, as well as a $0.3 million decrease in non-interest expense. Within non-interest income, increases in brokerage commissions of $0.5 million and insurance revenue of $0.3 million were partially offset by a $0.3 million decrease in investment management fees. The decrease in non-interest expense primarily reflects a decrease in allocated expenses.

Assets under administration and those under full discretionary management, which are not reported as assets of People’s United Financial, totaled $12.8 billion and $4.3 billion, respectively, at June 30, 2011 compared to $12.6 billion and $4.2 billion, respectively, at December 31, 2010.

Treasury encompasses the securities portfolio, short-term investments and securities purchased under agreements to resell, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net interest income (loss)	$4.5	$(14.1)	$10.0	$(32.0)
Total non-interest income	1.0	3.1	1.8	4.9
Total non-interest expense	0.1	0.5	1.7	1.5

Income (loss) before income tax expense (benefit)	5.4	(11.5)	10.1	(28.6)
Income tax expense (benefit)	1.9	(3.7)	3.5	(9.4)

Net income (loss)	$3.5	$(7.8)	$6.6	$(19.2)

Total average assets	$4,022.4	$3,778.7	$4,010.2	$3,859.5
Total average liabilities	715.7	94.9	724.6	90.6

Treasury’s net income (loss) in the second quarter of 2011 improved by $11.3 million compared to the 2010 period, reflecting an improvement in net interest income (loss), partially offset by a decrease in non-interest income. The $18.6 million improvement in net interest income (loss) reflects an increase in the funding center’s net interest spread primarily resulting from the benefit of an increase in investment income (see below). The decrease in non-interest income reflects a decline in BOLI income from the second quarter of 2010, which included a $1.2 million death benefit.

Average securities increased $2.2 billion in the second quarter of 2011 compared to the year-ago period, while average short-term investments and average securities purchased under agreements to resell decreased $1.9 billion. The increase in average liabilities primarily reflects increases in total borrowings and subordinated notes and debentures assumed in connection with the acquisitions completed in the fourth quarter of 2010.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis, and the FTP impact from excess capital. This category also includes certain nonrecurring items, including merger-related expenses, core system conversion costs and one-time charges totaling $9.2 million and $12.3 million for the three and six months ended June 30, 2011, respectively, and $23.2 million and $46.6 million for the three and six months ended June 30, 2010, respectively (included in total non-interest-expense). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended		Six Months Ended
(in millions)	June, 30 2011	June, 30 2010	June, 30 2011	June, 30 2010
Net interest income	$6.9	$16.2	$13.8	$32.7
Provision for loan losses	2.2	9.3	5.5	11.2
Total non-interest income	(0.3)	(0.7)	(2.9)	(1.7)
Total non-interest expense	13.6	28.4	25.1	54.7

Loss before income tax benefit	(9.2)	(22.2)	(19.7)	(34.9)
Income tax benefit	(3.2)	(7.6)	(6.8)	(11.8)

Net loss	$(6.0)	$(14.6)	$(12.9)	$(23.1)

Total average assets	$1,119.4	$955.6	$1,163.7	$899.8
Total average liabilities	43.5	277.5	53.3	319.8

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

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times beginning in September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which has not changed. The modest decline in the net interest margin in the second quarter of 2011 reflects repricing pressure within the loan portfolios, partially offset by an increase in investment income and a reduction in the cost of deposits. The net interest margin continues to be impacted by the historically low interest rate environment, given the asset sensitive position of People’s United Financial’s balance sheet, including the continued investment of a portion of the Company’s excess capital in relatively low-yielding short-term investments and securities purchased under agreements to resell.

Second Quarter 2011 Compared to Second Quarter 2010

The net interest margin increased 44 basis points to 4.13% compared to the second quarter of 2010. The higher net interest margin reflects the benefit of the acquisitions completed during 2010, an increase in investment income, lower deposit costs and additional interest income from increases in the accretable yield on loans acquired in certain of our 2010 acquisitions as a result of better than expected credit experience and slower than anticipated pre-payment activity. Net interest income (FTE basis) increased $47.9 million, reflecting a $46.4 million increase in total interest and dividend income and a $1.5 million decrease in total interest expense.

Average earning assets totaled $21.6 billion in the second quarter of 2011, a $2.6 billion increase from the second quarter of 2010, reflecting increases of $2.4 billion in average loans and $2.2 billion in average securities, partially offset by a $1.9 billion decrease in average short-term investments and securities purchased under agreements to resell. Average loans, average securities, and average short-term investments and securities purchased under agreements to resell comprised 82%, 15% and 3%, respectively, of average earning assets in the second quarter of 2011 compared to 81%, 6% and 13%, respectively, in the 2010 period. In the current quarter, the yield earned on the total loan portfolio was 5.21% and the yield earned on securities, short-term investments and securities purchased under agreements to resell was 2.48%, compared to 5.15% and 1.19%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 46% of the loan portfolio had floating interest rates at June 30, 2011 compared to approximately 45% at December 31, 2010.

The total average commercial banking loan portfolio increased $2.1 billion compared to the year-ago quarter, reflecting the acquisitions completed during 2010 as well as organic growth. Average residential mortgage loans increased $395 million compared to the year-ago quarter, reflecting the addition of the acquisitions completed during 2010 and People’s United Financial’s decision in May 2010 to begin retaining newly-originated residential mortgage loans. Average consumer loans decreased $72 million compared to the year-ago quarter, reflecting declines of $39 million in average indirect auto loans and $26 million in average home equity loans.

Average funding liabilities increased $3.3 billion compared to the year-ago quarter to $19.4 billion, primarily due to the acquisitions completed during 2010. Average deposits increased $2.5 billion, reflecting increases of $493 million in average non-interest-bearing deposits, $1.5 billion in average savings and money market deposits, and $493 million in average time deposits. Average deposits comprised 94% and 98% of average funding liabilities in the second quarter of 2011 and the year-ago period, respectively.

The 18 basis point decrease to 0.65% from 0.83% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 16 basis points from the second quarter of 2010, reflecting decreases of 36 basis points in time deposits and 10 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 51% and 28%, respectively, of average total deposits in the second quarter of 2011 compared to 50% and 29%, respectively, in the 2010 period.

Second Quarter 2011 Compared to First Quarter 2011

The net interest margin declined 3 basis points in the second quarter, primarily reflecting repricing pressure within the loan portfolios, partially offset by an increase in investment income and a 1 basis point decrease in the rate paid on average deposits in the second quarter. Net interest income (FTE basis) increased $1.0 million compared to the first quarter of 2011, reflecting a $0.1 million increase in total interest and dividend income and a $0.9 million decrease in total interest expense.

Average earning assets increased $290 million, reflecting increases of $364 million in average loans and $176 million in average securities, partially offset by a decrease of $214 million in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $232 million, reflecting a $281 million increase in average deposits partially offset by decreases of $36 million in average borrowings and $13 million in average subordinated notes and debentures.

The following tables present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, and the six months ended June 30, 2011 and 2010. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2011			March 31, 2011			June 30, 2010
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$628.8	$0.4	0.26%	$732.4	$0.6	0.31%	$2,262.1	$1.5	0.26%
Securities purchased under agreements to resell	—	—	—	110.6	0.1	0.17	271.4	0.1	0.20
Securities (2)	3,264.4	23.7	2.91	3,088.5	21.2	2.75	1,096.7	9.2	3.33
Residential mortgage loans held for sale	16.6	0.3	6.63	52.5	0.7	5.78	38.0	0.6	5.71
Loans:
Commercial real estate (3)	6,558.1	92.5	5.65	7,053.3	101.6	5.76	5,461.4	75.6	5.54
Commercial (3)	6,099.7	86.9	5.69	5,377.3	79.6	5.92	5,112.1	70.5	5.52
Residential mortgage	2,859.3	29.7	4.16	2,707.9	29.3	4.33	2,464.7	27.7	4.50
Consumer	2,136.8	20.6	3.87	2,151.2	20.9	3.88	2,208.8	22.5	4.08

Total loans	17,653.9	229.7	5.21	17,289.7	231.4	5.35	15,247.0	196.3	5.15

Total earning assets	21,563.7	$254.1	4.71%	21,273.7	$254.0	4.78%	18,915.2	$207.7	4.39%

Other assets	3,289.1			3,348.8			2,956.7

Total assets	$24,852.8			$24,622.5			$21,871.9

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,849.6	$—	—%	$3,797.4	$—	—%	$3,357.0	$—	—%
Savings, interest-bearing checking and money market	9,353.7	12.4	0.53	9,015.1	12.1	0.54	7,817.7	12.3	0.63
Time	5,021.9	14.0	1.12	5,131.5	14.5	1.13	4,529.4	16.7	1.48

Total deposits	18,225.2	26.4	0.58	17,944.0	26.6	0.59	15,704.1	29.0	0.74

Borrowings:
FHLB advances	478.7	1.9	1.56	499.6	1.9	1.49	8.6	0.1	6.12
Repurchase agreements	460.0	0.5	0.47	492.8	0.6	0.46	151.8	0.2	0.44
Federal funds purchased/other	22.3	—	0.11	4.7	—	0.09	4.9	—	—

Total borrowings	961.0	2.4	1.00	997.1	2.5	0.98	165.3	0.3	0.72

Subordinated notes and debentures	166.4	2.8	6.78	179.7	3.4	7.61	182.3	3.8	8.30

Total funding liabilities	19,352.6	$31.6	0.65%	19,120.8	$32.5	0.68%	16,051.7	$33.1	0.83%

Other liabilities	322.9			316.3			362.3

Total liabilities	19,675.5			19,437.1			16,414.0
Stockholders’ equity	5,177.3			5,185.4			5,457.9

Total liabilities and stockholders’ equity	$24,852.8			$24,622.5			$21,871.9

Net interest income/spread (4)		$222.5	4.06%		$221.5	4.10%		$174.6	3.57%

Net interest margin			4.13%			4.16%			3.69%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial loans as of March 31, 2011.
(4)	The FTE adjustment was $1.3 million, $1.2 million and $0.8 million for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2011			June 30, 2010
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$680.3	$1.0	0.29%	$2,466.6	$3.2	0.26%
Securities purchased under agreements to resell	55.0	0.1	0.17	249.2	0.2	0.18
Securities (2)	3,177.0	44.9	2.83	993.1	17.3	3.47
Residential mortgage loans held for sale	34.4	1.0	6.00	37.2	1.0	5.61
Loans:
Commercial real estate	6,804.8	194.1	5.71	5,427.3	149.9	5.52
Commercial	5,740.0	166.5	5.80	4,830.2	129.3	5.36
Residential mortgage	2,784.0	59.0	4.24	2,440.4	55.9	4.58
Consumer	2,144.0	41.5	3.87	2,222.1	45.3	4.07

Total loans	17,472.8	461.1	5.28	14,920.0	380.4	5.10

Total earning assets	21,419.5	$508.1	4.74%	18,666.1	$402.1	4.31%

Other assets	3,318.8			2,901.3

Total assets	$24,738.3			$21,567.4

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,823.7	$—	—%	$3,312.3	$—	—%
Savings, interest-bearing checking and money market	9,185.4	24.5	0.53	7,618.8	23.9	0.63
Time	5,076.4	28.5	1.12	4,523.2	34.8	1.54

Total deposits	18,085.5	53.0	0.59	15,454.3	58.7	0.76

Borrowings:
FHLB advances	489.1	3.8	1.53	9.9	0.2	5.77
Repurchase agreements	476.3	1.1	0.46	158.1	0.4	0.44
Federal funds purchased/other	13.5	—	0.10	9.2	0.2	3.73

Total borrowings	978.9	4.9	0.99	177.2	0.8	0.91

Subordinated notes and debentures	173.0	6.2	7.21	182.2	7.6	8.30

Total funding liabilities	19,237.4	$64.1	0.67%	15,813.7	$67.1	0.85%

Other liabilities	319.6			386.7

Total liabilities	19,557.0			16,200.4
Stockholders’ equity	5,181.3			5,367.0

Total liabilities and stockholders’ equity	$24,738.3			$21,567.4

Net interest income/spread (3)		$444.0	4.07%		$335.0	3.46%

Net interest margin			4.15%			3.59%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $2.5 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30, 2011 Compared To
	June 30, 2010 Increase (Decrease)			March 31, 2011 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(1.1)	$—	$(1.1)	$(0.1)	$(0.1)	$(0.2)
Securities purchased under agreements to resell	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Securities	15.8	(1.3)	14.5	1.3	1.2	2.5
Residential mortgage loans held for sale	(0.3)	—	(0.3)	(0.5)	0.1	(0.4)
Loans:
Commercial real estate	15.4	1.5	16.9	(7.1)	(2.0)	(9.1)
Commercial	14.0	2.4	16.4	10.4	(3.1)	7.3
Residential mortgage	4.2	(2.2)	2.0	1.6	(1.2)	0.4
Consumer	(0.8)	(1.1)	(1.9)	(0.2)	(0.1)	(0.3)

Total loans	32.8	0.6	33.4	4.7	(6.4)	(1.7)

Total change in interest and dividend income	47.1	(0.7)	46.4	5.3	(5.2)	0.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.2	(2.1)	0.1	0.5	(0.2)	0.3
Time	1.6	(4.3)	(2.7)	(0.3)	(0.2)	(0.5)

Total deposits	3.8	(6.4)	(2.6)	0.2	(0.4)	(0.2)

Borrowings:
FHLB advances	1.9	(0.1)	1.8	(0.1)	0.1	—
Repurchase agreements	0.3	—	0.3	(0.1)	—	(0.1)
Federal funds purchased/other	—	—	—	—	—	—

Total borrowings	2.2	(0.1)	2.1	(0.2)	0.1	(0.1)

Subordinated notes and debentures	(0.3)	(0.7)	(1.0)	(0.2)	(0.4)	(0.6)

Total change in interest expense	5.7	(7.2)	(1.5)	(0.2)	(0.7)	(0.9)

Change in net interest income	$41.4	$6.5	$47.9	$5.5	$(4.5)	$1.0

Volume and Rate Analysis

	Six Months Ended June 30, 2011 Compared To June 30, 2010 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(2.5)	$0.3	$(2.2)
Securities purchased under agreements to resell	(0.1)	—	(0.1)
Securities	31.4	(3.8)	27.6
Residential mortgage loans held for sale	(0.1)	0.1	—
Loans:
Commercial real estate	39.1	5.1	44.2
Commercial	25.9	11.3	37.2
Residential mortgage	7.4	(4.3)	3.1
Consumer	(1.6)	(2.2)	(3.8)

Total loans	70.8	9.9	80.7

Total change in interest and dividend income	99.5	6.5	106.0

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	4.5	(3.9)	0.6
Time	3.9	(10.2)	(6.3)

Total deposits	8.4	(14.1)	(5.7)

Borrowings:
FHLB advances	3.9	(0.3)	3.6
Repurchase agreements	0.7	—	0.7
Federal funds purchased/other	—	(0.2)	(0.2)

Total borrowings	4.6	(0.5)	4.1

Subordinated notes and debentures	(0.4)	(1.0)	(1.4)

Total change in interest expense	12.6	(15.6)	(3.0)

Change in net interest income	$86.9	$22.1	$109.0

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Bank service charges	$32.9	$31.0	$32.9	$63.9	$64.1
Investment management fees	8.3	8.2	8.6	16.5	16.5
Insurance revenue	6.6	7.9	6.3	14.5	13.6
Brokerage commissions	3.3	3.2	2.8	6.5	5.6
Net security gains:
Trading account securities	0.1	—	—	0.1	—
Debt securities	—	0.1	—	0.1	—
Equity securities	—	—	—	—	—

Total net security gains	0.1	0.1	—	0.2	—

Net gains on sales of loans	8.3	8.6	2.7	16.9	5.5
Bank-owned life insurance	1.4	1.2	2.6	2.6	4.4
Merchant services income, net	1.1	1.0	1.1	2.1	2.1
Other non-interest income:
Operating lease income	6.2	6.1	4.2	12.3	8.1
Commercial banking fees	4.4	5.1	4.6	9.5	6.4
Other	4.0	2.2	3.9	6.2	7.6

Total other non-interest income	14.6	13.4	12.7	28.0	22.1

Total non-interest income	$76.6	$74.6	$69.7	$151.2	$133.9

Total non-interest income increased $6.9 million compared to the second quarter of 2010 and $2.0 million compared to the first quarter of 2011, reflecting continued improvement in fee-based businesses as well as additional gains on sales of acquired loans, partially offset by weakness in insurance revenue and lower gains on sales of residential mortgages.

The increase in bank service charges from the first quarter of 2011 primarily reflects a full quarter’s benefit of fee increases instituted in February as well as seasonally stronger interchange fees. The decrease in insurance revenue reflects the seasonal nature of related fee income and continued cyclical pressure.

Net gains on sales of loans in the second and first quarter of 2011 include $7.2 million and $5.5 million, respectively, of net gains resulting from sales of acquired loans with contractual balances of approximately $56 million and $50 million, respectively (carrying amounts of approximately $41 million and $26 million, respectively). Net gains on sales of residential mortgage loans totaled $1.1 million, $3.1 million and $2.7 million in the second quarter of 2011, the first quarter of 2011 and the second quarter of 2010, respectively. The decrease in net gains on sales of residential mortgage loans from both the second quarter of 2010 and the first quarter of 2011 reflects the lower level of residential mortgage loan sales (a 53% decline in volume from last year’s second quarter and 51% from the first quarter of 2011) due to the lower level in refinancing activity in the second quarter of 2011.

BOLI income totaled $1.4 million ($2.2 million on a taxable-equivalent basis) in the second quarter of 2011, compared to $2.6 million ($4.0 million on a taxable-equivalent basis) in the year-ago quarter and $1.2 million ($1.8 million on a taxable-equivalent basis) in the first quarter of 2011. The increase from the first quarter of 2011 reflects an increase in the crediting rate. BOLI income in the second quarter of 2010 reflects a $1.2 million death benefit.

The fluctuation in payment processing volume is the primary driver for the variances in net merchant services income. Expenses related to the Company’s merchant services business and customer derivative activities are presented on a net basis for all periods, along with the respective revenues, within non-interest income. The increase in operating lease income reflects higher levels of equipment leased to PCLC customers.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Compensation and benefits	$102.5	$105.4	$92.6	$207.9	$188.9
Occupancy and equipment	30.9	33.1	28.5	64.0	58.3
Professional and outside service fees	17.4	15.9	20.8	33.3	34.4
Other non-interest expense:
Regulatory	7.3	7.5	7.1	14.8	13.9
Amortization of other acquisition-related intangibles	6.0	5.9	4.8	11.8	9.5
Amortization of leased equipment	5.1	5.1	3.5	10.2	6.8
Advertising and promotion	4.6	3.3	4.8	7.9	7.8
Stationery, printing and postage	2.9	3.2	3.2	6.1	6.8
Other	23.9	20.3	34.6	44.3	52.7

Total other non-interest expense	49.8	45.3	58.0	95.1	97.5

Total	200.6	199.7	199.9	400.3	379.1
Merger-related expenses	6.4	3.1	2.8	9.5	17.5

Total non-interest expense	$207.0	$202.8	$202.7	$409.8	$396.6

Efficiency ratio	65.7%	66.2%	72.2%	65.9%	73.6%

Excluding the effect of merger-related expenses, total non-interest expense in the second quarter of 2011 increased $0.7 million compared to the second quarter of 2010 and $0.9 million compared to the first quarter of 2011. Other non-interest expense in both the second quarter of 2011 and 2010 includes $2.8 million and $15.3 million, respectively, of executive-level separation costs. Also included in total non-interest expense in the second quarter of 2010 are $5.1 million of core system conversion costs.

The efficiency ratio was 65.7% in the second quarter of 2011 compared to 72.2% in the year-ago quarter (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $9.9 million compared to the year-ago quarter and decreased $2.9 million compared to the first quarter of 2011. The year-over-year increase reflects additional compensation and benefit costs resulting from the acquisitions completed during 2010, normal merit increases and higher benefit-related costs. The decrease from the first quarter of 2011 primarily reflects lower payroll tax expense as a result of more employees having reached the maximum payroll tax limits and lower benefit-related costs.

In July 2011, People’s United Bank amended its defined benefit pension plan (the “Plan”) to “freeze”, effective December 31, 2011, the accrual of pension benefits for Plan participants. As such, Plan participants will not earn any additional benefits after that date. Instead, effective January 1, 2012, People’s United Bank will make a contribution on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Also in July 2011, other cost-saving initiatives were announced, including the elimination of selected positions primarily within corporate functions, non-core lending businesses and the former Bank of Smithtown. The annual cost savings expected to be realized as a result of these initiatives is approximately $23 million beginning in 2012.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the Company’s other postretirement benefits obligation, which totaled $10.7 million at December 31, 2010, and related net periodic benefit expense, which totaled $0.3 million for the six months ended June 30, 2011, depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Costs recorded in the second quarter of 2010 related to the core system conversion and expenses related to the trade name and rebranding initiative are the principal reason for the variances in professional and outside services, and advertising and promotion. The increase in amortization expense of leased equipment relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2011 and each of the next five years is as follows: $25.0 million in 2011; $24.7 million in 2012; $24.2 million in 2013; $22.7 million in 2014; $21.8 million in 2015; and $11.6 million in 2016.

Income Taxes

People’s United Financial’s effective income tax rate was 33.3% for both the three and six months ended June 30, 2011, which approximates the expected income tax rate for the remainder of 2011, compared to 32.5% for the full-year of 2010. The increase in the effective rate primarily reflects the higher effective state rate resulting from the Company’s further expansion into states with higher corporate income tax rates.

The difference between People’s United Financial’s effective income tax rate for the six months ended June 30, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) tax exempt income from bank-owned life insurance; (ii) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (iii) tax exempt interest earned on certain investments; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at June 30, 2011 were $25.3 billion, a $285 million increase from December 31, 2010, reflecting increases of $359 million in total loans, $222 million in short-term investments and $193 million in total securities, offset by decreases of $520 million in securities purchased under agreements to resell and $52 million in residential mortgage loans held for sale. At June 30, 2011, liabilities totaled $20.1 billion, a $311 million increase from December 31, 2010, reflecting increases of $345 million in total deposits and $321 million in total borrowings, partially offset by a $332 million decrease in other liabilities.

The increase in total loans from December 31, 2010 to June 30, 2011 reflects increases of $284 million in residential mortgage loans and $103 million in commercial banking loans, partially offset by a $28 million decrease in consumer loans. Originated loans increased $849 million from December 31, 2010 (commercial banking loans increased $500 million and retail loans increased $349 million) and acquired loans decreased $490 million.

Non-performing assets (excluding acquired non-performing loans) totaled $315.4 million at June 30, 2011, a $12.3 million increase from year-end 2010, primarily reflecting increases of $23.6 million in non-performing commercial banking loans, $5.0 million in repossessed assets and $3.0 million in non-performing consumer loans, partially offset by decreases of $13.0 million in non-performing residential mortgage loans and $6.3 million in real estate owned (“REO”). The allowance for loan losses was $176.0 million at June 30, 2011 compared to $172.5 million at December 31, 2010. At June 30, 2011, the allowance for loan losses as a percent of originated loans was 1.15% and as a percent of originated non-performing loans was 68.0%, compared to 1.19% and 70.3%, respectively, at December 31, 2010.

People’s United Financial’s total stockholders’ equity was $5.2 billion at June 30, 2011, a $25 million decrease from December 31, 2010. This decrease primarily reflects dividends paid of $108.7 million and open market repurchases of 4.6 million shares of common stock at a total cost of $60.7 million, partially offset by net income of $102.9 million and a $28.8 million decrease in Accumulated Other Comprehensive Loss since December 31, 2010. As a percentage of total assets, stockholders’ equity was 20.5% at June 30, 2011 compared to 20.8% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 13.9% at June 30, 2011 compared to 14.1% at December 31, 2010.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.6%, 14.2% and 15.0%, respectively, at June 30, 2011, compared to 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010. People’s United Financial’s (consolidated) tier 1 and total risk-based capital ratios were 17.6% and 19.1%, respectively, at June 30, 2011, compared to 17.5% and 19.3%, respectively, at December 31, 2010 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. The following tables summarize People’s United Financial’s loan portfolios. Approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to systems limitations. See Note 4 to the Consolidated Financial Statements for additional information regarding this loan portfolio reclassification.

Commercial Real Estate

(in millions)	June 30, 2011	December 31, 2010
Property Type:
Office buildings	$1,885.2	$1,837.5
Residential (multi-family)	1,569.4	1,271.3
Retail	1,513.7	1,759.8
Industrial/manufacturing	428.2	670.6
Hospitality and entertainment	414.5	551.0
Mixed/Special use	314.5	590.7
Land	183.7	269.4
Self storage	134.2	151.6
Health care	44.3	114.2
Other properties	43.2	90.2

Total commercial real estate	$6,530.9	$7,306.3

Commercial and Industrial

(in millions)	June 30, 2011	December 31, 2010
Industry:
Service	$834.9	$658.5
Finance, insurance and real estate	796.3	725.8
Manufacturing	668.3	531.6
Retail sales	459.4	223.6
Wholesale distribution	349.8	254.3
Health services	331.1	210.0
Construction	188.2	145.4
Arts/entertainment/recreation	121.7	65.2
Transportation/utility	97.7	76.9
Public administration	72.0	63.5
Agriculture	25.6	29.7
Other	118.8	111.1

Total commercial and industrial	$4,063.8	$3,095.6

Equipment Financing

(in millions)	June 30, 2011	December 31, 2010
Industry:
Transportation/utility	$596.1	$630.2
Construction	367.7	427.8
Printing	361.4	381.0
General manufacturing	212.9	176.4
Waste	130.0	135.0
Retail sales	107.4	103.6
Packaging	84.5	89.9
Service	47.3	43.9
Wholesale distribution	32.9	35.1
Food services	25.0	30.6
Health services	23.7	21.8
Other	21.4	25.1

Total equipment financing	$2,010.3	$2,100.4

Residential Mortgage

(in millions)	June 30, 2011	December 31, 2010
Adjustable-rate	$2,333.5	$2,117.9
Fixed-rate	598.2	529.6

Total residential mortgage	$2,931.7	$2,647.5

Consumer

(in millions)	June 30, 2011	December 31, 2010
Home equity lines of credit	$1,752.0	$1,759.2
Home equity loans	198.5	217.6
Indirect auto	150.0	155.2
Other	49.8	45.9

Total consumer	$2,150.3	$2,177.9

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) a reduction of the stated interest rate for the remaining contractual life of the loan; (ii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iii) capitalization of interest; or (iv) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status. See Note 13 to the Consolidated Financial Statements for information regarding new accounting guidance for TDRs, the effect of which is not expected to have a material impact on the Company.

Portfolio Risk Elements—Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At June 30, 2011, the loan portfolio included $440 million of interest-only residential mortgage loans, of which $30 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

People’s United Financial orders updated independent third-party appraisals for residential mortgage loans once a loan becomes 90 days past due. At June 30, 2011, non-performing residential mortgage loans totaling $9.3 million had current loan-to-value ratios of more than 100%.

Several of the nation’s largest residential mortgage loan servicers have come under the scrutiny of state attorneys general and various regulatory authorities, in light of allegations of “robo-signing” (signing foreclosure affidavits without an appropriate review) and other issues related to their foreclosure practices. In light of these developments, the Company has reviewed its foreclosure policies and procedures and found no systemic concerns or instances of “robo-signing” with respect to its loan servicing activities. We believe that our established procedures for reviewing foreclosure affidavits and validating information contained in related loan documentation are sound and consistently applied, and that our foreclosure affidavits are accurate. As a result, People’s United Bank has not found it necessary to interrupt or suspend foreclosure proceedings. We have also considered the effect of representations and warranties that we made to third-party investors in connection with whole loan sales, and believe our representations and warranties were true and correct and do not expose People’s United Bank to any material loss.

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

Portfolio Risk Elements—Home Equity Lending

The majority of our home equity lines of credit (“HELOCs”) have an initial draw period of 9 1/2 years followed by a 20-year repayment phase. During the initial draw period, interest-only payments are required, after which the disbursed balance is fully amortized over a 20-year repayment term. HELOCs carry variable rates indexed to the Prime Rate with a lifetime interest rate ceiling and floor, and are secured by first or second liens on the borrower’s primary residence. The rate used to qualify borrowers is the Prime Rate plus 5.00%, even though the initial rate may be substantially lower. The maximum loan-to-value ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower loan-to-value ratios are required on larger line amounts. The minimum FICO credit score is 680. The borrower has the ability to convert the entire balance or a portion of the balance to a fixed-rate term loan during the draw period. There is a limit of three term loans that must be fully amortized over a term not to exceed the original HELOC maturity date.

A smaller portion of our HELOC portfolio has an initial draw period of 10 years with a variable-rate interest-only payment, after which there is a 5-year amortization period. An additional small portion of our HELOC portfolio has a 5-year draw period which, at our discretion, may be renewed for an additional 5-year interest-only draw period.

Most of our fixed-rate home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum loan-to-value ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower loan-to-value ratios are required on larger line amounts.

The following table sets forth, as of June 30, 2011, the amount of the HELOCs scheduled to have the draw period end during the years shown (in millions):

December 31,	Credit Lines
2011	$64.8
2012	136.3
2013	287.7
2014	370.2
2015	404.4
2016	399.9
Later years	1,888.2

Total	$3,551.5

Essentially all (99%) of our HELOCs are presently in their draw period. Our default and delinquency statistics indicate a higher level of occurrence for converted amortizing payment loans when compared to HELOCs that are still in the draw period.

The delinquency statistics at June 30, 2011 are as follows (dollars in millions):

HELOC Status	Portfolio Balance	Delinquencies	Delinquency %
Still in draw period	$1,728.6	$18.6	1.07%
Amortizing payment	23.4	1.1	4.70

For the month of June 2011, approximately 48% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

We are not able, at this time, to develop statistics for the entire home equity portfolio with respect to first liens serviced by third parties that are in front of our junior liens, as lien position data has not historically been captured on our loan servicing systems. Effective January 2011, we began tracking lien position data for all new originations and our Collections Department continues to add lien position data when a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of June 30, 2011, the portion of our home equity portfolio greater than 90 days past due with a CLTV greater than 80% was $4.0 million.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are unable to associate a specific first lien with our junior lien.

Each month, all home equity and second mortgage loans greater than 180 days past due (regardless of our lien position) are analyzed in order to determine the amount by which the balance outstanding (including any amount subject to a first lien) exceeds the underlying collateral value. To the extent a shortfall exists, a charge-off is recognized. This charge-off activity is reflected in our established allowance for loan losses for home equity and second mortgage loans as part of the component attributable to historical portfolio loss experience, which considers losses incurred over the most recent 6- and 9-month periods. While the limitations on available first lien data could impact the accuracy of our loan loss estimates, we believe that our methodology results in an allowance for loan losses that appropriately estimates the inherent probable losses within the portfolio, including those loans originated prior to January 2011 for which certain lien position data is not available.

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

People’s United Financial’s outstanding construction loan portfolio totaled $600 million (approximately 3% of total loans) at June 30, 2011. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $815 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At June 30, 2011, outstanding construction loans totaling $204 million had remaining available interest reserves totaling $16 million. At that date, the Company had construction loans with interest reserves totaling $4 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the Company does not receive a current market interest rate commensurate with current underwriting for a new loan with similar risk. People’s United Financial had approximately $6 million of restructured construction loans as of June 30, 2011.

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

People’s United Financial evaluates the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns and financial projections (for legal entity guarantors). The Company’s evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios and liquidity. It is the Company’s policy to update such information annually, or more frequently as warranted, over the life of the loan.

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

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate, commercial and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions.

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

Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends, and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High” risk, “Moderate” risk or “Low” risk.

The risk characteristics considered include (i) collateral values/loan-to-value ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk rating.

For example, to the extent loan-to-value ratios exceed 70% (reflecting a weaker collateral position for the Company) or borrower FICO scores are less than 680 (reflecting weaker financial standing and/or credit history of the customer), the loans are considered to have an increased level of inherent loss. As a result, a loan with a combination of these characteristics would generally be classified as “High” risk. Conversely, as loan-to-value ratios decline (reflecting a stronger collateral position for the Company) or borrower FICO scores exceed 680 (reflecting stronger financial standing and/or credit history of the customer), the loans are considered to have a decreased level of inherent loss. A loan with a combination of these characteristics would generally be classified as “Low” risk. This analysis also considers (i) the extent of underwriting that occurred at the time of origination (direct income verification provides further support for credit decisions) and (ii) the property’s intended use (owner-occupied properties are less likely to default compared to ‘investment-type’ non-owner occupied properties, second homes, etc.). Loans not otherwise deemed to be “High” or “Low” risk are classified as “Moderate” risk.

Loan-to-value ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. Loan-to-value ratios are updated when a loan becomes 90 days past due and FICO scores are updated twice each year, in January and July. The portfolio stratification (High, Moderate and Low risk) and identification of the corresponding credit quality indicators occurs quarterly.

The allowance for loan losses for these portfolios is developed using a “build-up” approach that includes components attributable to: (i) historical portfolio loss experience; (ii) portfolio-specific risk elements; and (iii) other qualitative factors.

In establishing the allowance for loan losses for residential mortgage loans, the Company principally considers historical portfolio loss experience of the most recent 3- and 5-year periods. We supplementally consider charge-off data over a longer period of time in further assessing historical loss trends. Based on the evaluation of our portfolio loss history, we believe that charge-offs incurred over the last 3 to 5 years provide a reasonable basis for estimating the inherent probable losses within our residential mortgage portfolio. In establishing the allowance for loan losses for home equity loans, the Company principally considers historical portfolio loss experience of the most recent 6- and 9-month periods.

With respect to portfolio stratification based on the aforementioned portfolio-specific risk characteristics, each risk category is currently assigned an applicable reserve factor. For residential mortgage loans, the “Moderate” (or baseline) reserve factor represents the portfolio’s net charge-off rate for the preceding fiscal year. For home equity loans, the “Moderate” (or baseline) reserve factor represents an average of the portfolio’s monthly net charge-off rates for the preceding fiscal year. The portfolio-specific risk elements component of the related allowance for loan losses employs a shorter look-back period as it is intended to identify emerging portfolio trends in credit quality as determined by reference to a loan’s initial underwriting as well as subsequent changes in property values and borrower credit scores. Accordingly, the preceding fiscal year is deemed to provide a better basis on which to analyze such trends.

Within each respective portfolio, the loan population deemed to be “High” risk is subject to a reserve factor equal to two times that of the applicable baseline factor, while the loan population deemed to be “Low” risk is subject to a reserve factor equal to one-third of the applicable baseline factor. These adjustments around the baseline factor are intended to reflect the higher or lower probability of loss inherent in the corresponding portfolio stratification. The reserve factor multiples utilized in determining the portfolio-specific risk elements component of the related allowance for loan losses were determined by reference to actual historical portfolio loss experience and are generally reflective of the range of losses incurred over each portfolio’s respective look-back period. As such, we believe that these multiples, which are reassessed annually, provide a reasonable basis for estimating the inherent probable losses within each risk classification category.

In addition to the portfolio-specific quantitative measures described above, the Company considers a variety of qualitative factors in establishing its allowance for loan losses that, generally, are based on management’s assessment of economic, market and industry conditions. Such qualitative factors include, but are not limited to: (i) present and forecasted economic conditions, including unemployment rates, new jobs creation, and consumer confidence levels; (ii) changes in industry trends, including the impact of new regulations, the origination market, the U.S. homeownership rate, and potential homebuyer levels; and (iii) trends in property values, including housing market indicators, foreclosure activity, housing inventory and distressed sale levels, and median sales prices/average market time.

The amount reflecting our consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan loss always contains a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no changes in the qualitative factor component of the related allowance for loan losses during the six months ended June 30, 2011.

The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans in excess of $250,000 that have been placed on non-accrual status and (ii) loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair values of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

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

People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the first six months of 2011. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without a carryover of the respective allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans are segregated into pools based on their principal common risk characteristics such as broad asset type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level in accordance with the applicable accounting model for such loans and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. There was no related allowance for loan losses for acquired loans at June 30, 2011 or December 31, 2010, as there were no decreases in expected cash flows compared to the estimates made at the respective acquisition dates.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2011	March 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
Balance at beginning of period	$177.5	$172.5	$172.5	$172.5	$172.5
Charge-offs	(17.4)	(10.4)	(19.0)	(27.8)	(29.9)
Recoveries	1.9	0.8	1.2	2.7	2.6

Net loan charge-offs	(15.5)	(9.6)	(17.8)	(25.1)	(27.3)
Provision for loan losses	14.0	14.6	17.8	28.6	27.3

Balance at end of period	$176.0	$177.5	$172.5	$176.0	$172.5

Allowance for loan losses as a percentage of:
Originated loans	1.15%	1.19%	1.23%	1.15%	1.23%
Originated non-performing loans	68.0	73.8	78.5	68.0	78.5
Commercial banking allowance for loan losses as a percentage of originated commercial banking loans	1.55	1.61	1.71	1.55	1.71
Retail banking allowance for loan losses as a percentage of originated retail banking loans	0.25	0.26	0.21	0.25	0.21

The provision for loan losses totaled $14.0 million in the second quarter of 2011, reflecting $15.5 million in net loan charge-offs and a $1.5 million decrease in the allowance for loan losses. Net loan charge-offs in the second quarter of 2011 include a $6.0 million partial charge-off (34% of the second quarter’s total loan charge-offs) of a single commercial real estate loan against a previously established specific reserve on this loan. The decrease in the allowance for loan losses in the second quarter of 2011 reflects this charge-off, partially offset by steps taken to increase the allowance for loan losses in light of continued strong growth in the commercial and residential mortgage loan portfolios. The provision for loan losses in the year-ago period reflected $17.8 million in net loan charge-offs. The allowance for loan losses as a percentage of originated loans was 1.15% and 1.19% at June 30, 2011 and December 31, 2010, respectively.

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

For commercial banking loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral (less cost to sell), or the present value of expected future cash flows.

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

Net Loan Charge-Offs

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Commercial Banking:
Commercial real estate	$9.3	$3.3	$4.8	$12.6	$10.6
Commercial and industrial	1.7	2.3	8.0	4.0	8.8
Equipment financing	2.3	1.2	3.7	3.5	4.6

Total Commercial Banking	13.3	6.8	16.5	20.1	24.0

Retail:
Residential mortgage	1.1	1.6	0.4	2.7	0.5
Home equity	0.8	0.8	0.7	1.6	2.0
Other consumer	0.3	0.4	0.2	0.7	0.8

Total Retail	2.2	2.8	1.3	5.0	3.3

Total	$15.5	$9.6	$17.8	$25.1	$27.3

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Commercial Banking:
Commercial real estate	0.57%	0.19%	0.35%	0.37%	0.39%
Commercial and industrial	0.16	0.27	1.15	0.21	0.64
Equipment financing	0.46	0.23	0.63	0.34	0.45
Retail
Residential mortgage	0.16	0.23	0.07	0.20	0.04
Home equity	0.17	0.16	0.03	0.17	0.10
Other consumer	0.54	0.83	1.20	0.68	1.43
Total portfolio	0.35%	0.22%	0.47%	0.29%	0.37%

Net loan charge-offs as a percentage of average total loans decreased 12 basis points in the second quarter of 2011 compared to the year-ago period, primarily reflecting a $2.4 billion increase in average loans resulting from the acquisitions completed during 2010. Excluding the previously discussed $6.0 million loan charge-off, net loan charge-offs would have been 0.22% of average total loans in the second quarter of 2011. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at June 30, 2011 is appropriate to cover probable losses.

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

Non-Performing Assets

(dollars in millions)	June 30, 2011	March 31, 2011	Dec. 31 2010	Sept. 30 2010	June 30, 2010
Originated non-performing loans:
Commercial Banking:
Commercial real estate (1)	$90.2	$71.7	$82.5	$85.0	$67.2
Commercial and industrial (1)	54.1	48.9	38.2	34.3	25.2
Equipment financing	36.0	38.6	36.0	35.1	37.0

Total Commercial Banking	180.3	159.2	156.7	154.4	129.4

Retail:
Residential mortgage	65.8	70.4	78.8	87.0	80.9
Home equity	12.3	10.5	9.1	9.3	8.5
Other consumer	0.4	0.4	0.6	0.7	0.9

Total Retail	78.5	81.3	88.5	97.0	90.3

Total originated non-performing loans (2)	258.8	240.5	245.2	251.4	219.7
REO	33.5	38.1	39.8	34.9	37.2
Repossessed assets	23.1	13.5	18.1	25.7	27.6

Total non-performing assets	$315.4	$292.1	$303.1	$312.0	$284.5

Originated non-performing loans as a percentage of originated loans	1.69%	1.62%	1.70%	1.77%	1.57%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	2.05	1.96	2.09	2.19	2.02
Tangible stockholders’ equity and allowance for loan losses	9.21	8.63	8.84	8.29	7.47

(1)	Non-performing commercial and industrial loans at March 31, 2011 include approximately $10.7 million of loans secured, in part, by owner-occupied commercial properties that were previously classified as non-performing commercial real estate loans.
(2)	Reported net of government guarantees totaling $10.7 million at June 30, 2011, $10.0 million at March 31, 2011, $9.4 million at Dec. 31, 2010, $8.8 million at Sept. 30, 2010 and $6.8 million at June 30, 2010. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. The principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $234 million and $16 million, respectively, at June 30, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded given that the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets increased $12.3 million from December 31, 2010 and equaled 2.05% of originated loans, REO and repossessed assets at June 30, 2011. The increase in total non-performing assets from December 31, 2010 reflects increases in non-performing commercial and industrial loans of $15.9 million, non-performing commercial real estate loans of $7.7 million, non-performing consumer loans of $3.0 million and repossessed assets of $5.0 million, partially offset by decreases in non-performing residential mortgage loans of $13.0 million, and REO of $6.3 million. Included in non-performing commercial real estate loans at June 30, 2011 is the previously discussed loan with a remaining balance of $23 million that was placed on non-accrual status during the second quarter of 2011. Loans past due 90 days or more and still accruing interest totaled $1.2 million at December 31, 2010 (none at June 30, 2011).

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $508 million in originated potential problem loans at June 30, 2011. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At June 30, 2011, originated potential problem loans consisted of $198 million of commercial real estate loans, $176 million of commercial and industrial loans and $134 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase in the second half of 2011.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At June 30, 2011, People’s United Financial (parent company) liquid assets included $228 million in debt securities available for sale. People’s United Bank’s liquid assets included $1.2 billion in cash and cash equivalents, $2.8 billion in debt securities available for sale and $85 million in trading account securities. Securities available for sale with a fair value of $1.2 billion at June 30, 2011 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $18.3 billion at June 30, 2011 and represented 73% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $1.3 billion and $159 million, respectively, at June 30, 2011, representing 5.3% and 0.6%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At June 30, 2011, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $3.6 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.6 billion at that date.

At June 30, 2011, People’s United Bank had outstanding commitments to originate loans totaling $1.2 billion and approved, but unused, lines of credit extended to customers totaling $3.8 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.19 billion at June 30, 2011, a $25 million decrease compared to $5.22 billion at December 31, 2010. This decrease primarily reflects dividends paid of $108.7 million and open market repurchases of 4.6 million shares of common stock at a total cost of $60.7 million, partially offset by net income of $102.9 million and a $28.8 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2010. The decrease in AOCL primarily reflects the after-tax increase in the net unrealized gain on securities available for sale.

Stockholders’ equity equaled 20.5% of total assets at June 30, 2011 and 20.8% at December 31, 2010. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 13.9% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at June 30, 2011 and 14.1% at December 31, 2010.

In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

In February 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and began repurchasing common stock under the authorization announced in January 2011. As of June 30, 2011, 1.7 million shares, at a total cost of $21.9 million, had been repurchased under this additional program. Also in February 2011, People’s United Financial filed a registration statement with the Securities and Exchange Commission for 144,400 shares of its common stock. Such shares are issuable to the selling shareholders upon the exercise of outstanding warrants previously issued by Smithtown. The exercise price is approximately $37.83 per share, subject to certain adjustments.

In July 2011, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1575 per share. The dividend is payable on August 15, 2011 to shareholders of record on August 1, 2011.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 11.6% at June 30, 2011, compared to the minimum ratio of 1.5% generally required by its regulator, the Office of Thrift Supervision (“OTS”).

People’s United Bank is also subject to the OTS’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at June 30, 2011 with ratios of 11.6% and 15.0%, respectively, compared to 11.4% and 14.5%, respectively, at December 31, 2010. People’s United Bank’s regulatory capital ratios exceeded the OTS’s numeric criteria for classification as a “well capitalized” institution at June 30, 2011.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of June 30, 2011 to the OTS minimum requirements. At June 30, 2011, People’s United Bank’s adjusted total assets, as defined, were $22.9 billion and its total risk-weighted assets, as defined, were $18.7 billion. At June 30, 2011, People’s United Bank exceeded each of its regulatory capital requirements.

				OTS Requirements
As of June 30, 2011 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,652.8	(1)	11.6%	n/a	n/a	$343.0	1.5%
Leverage (core) capital	2,652.8	(1)	11.6	$1,143.4	5.0%	914.7	4.0
Total risk-based capital	2,817.5	(2)	15.0	1,873.4	10.0	1,498.7	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

Effective July 21, 2011, the OCC assumed responsibility for the supervision and regulation of all federally-chartered savings banks, including People’s United Bank. The leverage and risk-based capital requirements of the OCC are substantially the same as those of the OTS.

In September 2010, the Basel Committee on Banking Supervision released revisions to recommended capital requirements, which are referred to as Basel III. People’s United Bank’s capital ratios at June 30, 2011 were well in excess of these new capital requirements. These new capital ratio requirements are still considered preliminary, and there is a prolonged implementation time frame. Management will monitor any proposed clarifications of the benchmarks.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	June 30, 2011	December 31, 2010
Tangible equity to tangible assets	13.9%	14.1%
Leverage (Tier 1 capital to average assets)	14.3	14.5
Tier 1 common equity to total risk-weighted assets (1)	17.0	17.0
Tier 1 risk-based capital to total risk-weighted assets	17.6	17.5
Total risk-based capital to total risk-weighted assets	19.1	19.3

(1)	Represents total stockholders’ equity, excluding goodwill and other acquisition-related intangibles.

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

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning June 30, 2011. Given the interest rate environment at June 30, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	17.6%
+200	10.7
+100	4.7
-25	(0.9)

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

Internal policy currently limits the exposure of a decrease in Net Present Value of Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: 5% for 100 basis points shift; 10% for 200 basis points shift; and 15% for 300 basis points shift.

The following table shows the estimated percentage change in People’s United Financial’s Net Present Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Net Present Value of Equity
+300	(5.5)%
+200	(2.8)
+100	(1.2)
-25	(0.1)

People’s United Financial’s interest rate risk position at June 30, 2011, as set forth in the Income at Risk and Net Present Value of Equity at Risk tables above, reflects its excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in liquid, short-term investments and securities purchased under agreements to resell. While this strategy places pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment. Based on the Company’s current interest rate position, an immediate 100 basis points increase in interest rates translates to an approximate $40 million increase in net interest income on an annualized basis. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate floors (see below) and interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At June 30, 2011, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets. Interest rate swaps are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduce People’s United Financial’s exposure to increases in interest rates. Interest rate swaps are accounted for as fair value hedges.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2011 was $0.7 million, for which People’s United Financial had posted no collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.7 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of June 30, 2011 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$4.1	$10.4
Weighted average interest rates:
Pay fixed (receive floating)	5.66%(0.17%)	N/A
Weighted average remaining term to maturity (in months)	8	1
Fair value:
Recognized as a liability	$0.1	$0.2

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of June 30, 2011 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$586.6	$586.6
Weighted average interest rates:
Pay floating (receive fixed)	0.14%(3.14%)	—
Pay fixed (receive floating)	—	3.10%(0.16%)
Weighted average remaining term to maturity (in months)	92	92
Fair value:
Recognized as an asset	$19.3	$2.0
Recognized as a liability	1.4	16.9

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 107 through 111 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of June 30, 2011, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2011, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended June 30, 2011.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2011:
Tendered by employees (1)	1,642	$13.13	—	—
Publicly announced program (2)	—		—	15,790,178
May 1 - 31, 2011:
Tendered by employees (1)	3,492	$13.44	—	—
Publicly announced program (2)	—		—	15,790,178
June 1 - 30, 2011:
Tendered by employees (1)	618	$12.72	—	—
Publicly announced program (2)	—		—	15,790,178

Total:
Tendered by employees (1)	5,752	$13.27	—	—
Publicly announced program (2)	—		—	15,790,178

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

(2)	In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or up to 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

In February 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and began repurchasing shares of common stock under the authorization announced in January 2011. As of June 30, 2011, 1.7 million shares, at a total cost of $21.9 million, had been repurchased under this additional program. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 9, 2011	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2011	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.