Form 10-Q
period 2011-09-30
People's United Financial, Inc.
filed 2011-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File Number 001-33326

PEOPLE’S UNITED FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

850 Main Street, Bridgeport, Connecticut	06604
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2011, there were 360,639,638 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$370.9	$354.7
Short-term investments (note 3)	779.1	599.8

Total cash and cash equivalents	1,150.0	954.5

Securities purchased under agreements to resell	—	520.0

Securities (note 3):
Trading account securities, at fair value	69.9	83.5
Securities available for sale, at fair value	2,336.0	2,831.1
Securities held to maturity, at amortized cost (fair value of $62.5 million and $55.1 million)	56.4	55.1
Federal Home Loan Bank stock, at cost	77.7	63.6

Total securities	2,540.0	3,033.3

Residential mortgage loans held for sale	45.4	88.5

Loans (note 4):
Commercial	7,262.5	5,196.0
Commercial real estate	7,142.9	7,306.3
Residential mortgage	3,502.0	2,647.5
Consumer	2,240.8	2,177.9

Total loans	20,148.2	17,327.7
Less allowance for loan losses	(177.0)	(172.5)

Total loans, net	19,971.2	17,155.2

Goodwill (notes 2 and 7)	1,921.4	1,723.4
Other acquisition-related intangibles (notes 2 and 7)	229.8	238.6
Premises and equipment	363.1	325.1
Bank-owned life insurance	330.7	291.8
Other assets (notes 2, 4 and 12)	661.4	706.7

Total assets	$27,213.0	$25,037.1

Liabilities
Deposits:
Non-interest-bearing	$4,217.5	$3,872.6
Savings, interest-bearing checking and money market	10,789.5	8,897.8
Time	5,479.7	5,162.7

Total deposits	20,486.7	17,933.1

Borrowings:
Retail repurchase agreements	519.8	472.2
Federal Home Loan Bank advances	333.4	509.3
Federal funds purchased and other borrowings	27.3	29.1

Total borrowings	880.5	1,010.6

Subordinated notes and debentures	159.4	182.2
Other liabilities (note 12)	395.9	691.9

Total liabilities	21,922.5	19,817.8

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 395.5 million shares and 376.6 million shares issued)	3.9	3.7
Additional paid-in capital	5,242.5	4,978.8
Retained earnings	757.7	772.6
Treasury stock, at cost (38.1 million shares and 17.5 million shares) (note 5)	(494.3)	(248.9)
Accumulated other comprehensive loss (note 5)	(36.8)	(99.0)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.8 million shares and 9.1 million shares) (note 8)	(182.5)	(187.9)

Total stockholders’ equity	5,290.5	5,219.3

Total liabilities and stockholders’ equity	$27,213.0	$25,037.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Interest and dividend income:
Commercial real estate	$98.0	$76.3	$292.1	$226.2
Commercial	97.4	68.1	261.9	195.8
Residential mortgage	34.5	26.5	93.5	82.3
Consumer	21.5	22.2	63.0	67.5

Total interest on loans	251.4	193.1	710.5	571.8
Securities	21.7	12.6	66.1	29.9
Residential mortgage loans held for sale	0.4	0.6	1.4	1.7
Short-term investments	0.5	0.8	1.5	4.0
Securities purchased under agreements to resell	—	0.4	0.1	0.6

Total interest and dividend income	274.0	207.5	779.6	608.0

Interest expense:
Deposits	28.5	27.6	81.5	86.3
Borrowings	2.4	0.3	7.3	1.1
Subordinated notes and debentures	3.1	3.8	9.3	11.4

Total interest expense	34.0	31.7	98.1	98.8

Net interest income	240.0	175.8	681.5	509.2
Provision for loan losses (note 4)	14.4	21.8	43.0	49.1

Net interest income after provision for loan losses	225.6	154.0	638.5	460.1

Non-interest income:
Bank service charges	35.8	31.5	99.7	95.6
Investment management fees	8.4	7.6	24.9	24.1
Insurance revenue	9.0	8.3	23.5	21.9
Brokerage commissions	2.8	2.8	9.3	8.4
Net (losses) gains on sales of loans	(3.5)	2.4	13.4	7.9
Bank-owned life insurance	2.0	1.4	4.6	5.8
Merchant services income, net	1.1	1.1	3.2	3.2
Net security gains (note 3)	8.6	—	8.8	—
Other non-interest income	20.5	12.9	48.5	35.0

Total non-interest income	84.7	68.0	235.9	201.9

Non-interest expense:
Compensation and benefits	110.1	93.2	318.0	282.1
Occupancy and equipment	34.9	28.0	98.9	86.3
Professional and outside service fees	18.6	18.5	51.9	52.9
Merger-related expenses (note 2)	20.1	1.0	29.6	18.5
Other non-interest expense (note 7)	48.2	45.6	143.3	143.1

Total non-interest expense	231.9	186.3	641.7	582.9

Income before income tax expense	78.4	35.7	232.7	79.1
Income tax expense	25.5	11.6	76.9	25.4

Net income	$52.9	$24.1	$155.8	$53.7

Earnings per common share (note 6):
Basic	$0.15	$0.07	$0.45	$0.15
Diluted	0.15	0.07	0.45	0.15

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the nine months ended September 30, 2011 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$3.7	$4,978.8	$772.6	$(248.9)	$(99.0)	$(187.9)	$5,219.3
Comprehensive income:
Net income	—	—	155.8	—	—	—	155.8
Other comprehensive income, net of tax (note 5)	—	—	—	—	62.2	—	62.2

Total comprehensive income							218.0

Common stock issued in the Danvers acquisition, net (note 2)	0.2	247.7	—	—	—	—	247.9
Cash dividends on common stock ($0.4700 per share)	—	—	(166.1)	—	—	—	(166.1)
Restricted stock awards	—	10.3	(1.0)	1.8	—	—	11.1
ESOP common stock committed to be released (note 8)	—	—	(2.0)	—	—	5.4	3.4
Common stock repurchased (note 5)	—	—	—	(247.2)	—	—	(247.2)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)
Stock options and related tax benefits	—	5.7	—	—	—	—	5.7

Balance at September 30, 2011	$3.9	$5,242.5	$757.7	$(494.3)	$(36.8)	$(182.5)	$5,290.5

For the nine months ended September 30, 2010 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Comprehensive income:
Net income	—	—	53.7	—	—	—	53.7
Other comprehensive income, net of tax	—	—	—	—	15.4	—	15.4

Total comprehensive income							69.1

Common stock issued in the Financial Federal acquisition, net (note 2)	0.3	405.1	—	—	—	—	405.4
Cash dividends on common stock ($0.4625 per share)	—	—	(162.9)	—	—	—	(162.9)
Restricted stock awards	—	21.5	(0.1)	0.8	—	—	22.2
ESOP common stock committed to be released (note 8)	—	—	(1.7)	—	—	5.5	3.8
Common stock repurchased	(0.1)	—	—	(76.8)	—	—	(76.9)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(5.0)	—	—	—	(5.0)
Stock options and related tax benefits	—	8.1	—	—	—	—	8.1

Balance at September 30, 2010	$3.7	$4,946.0	$798.5	$(134.6)	$(59.4)	$(189.7)	$5,364.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2011	2010
Cash Flows from Operating Activities:
Net income	$155.8	$53.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43.0	49.1
Depreciation and amortization of premises and equipment	28.8	27.1
Amortization of leased equipment	15.5	11.3
Amortization of other acquisition-related intangibles	18.9	15.5
Net security gains	(8.8)	—
Net gains on sales of loans	(13.4)	(7.9)
ESOP common stock committed to be released	3.4	3.8
Expense related to share-based awards	18.3	19.8
Originations of residential mortgage loans held-for-sale	(367.0)	(648.3)
Proceeds from sales of residential mortgage loans held-for-sale	423.5	657.3
Net decrease (increase) in trading account securities	13.6	(7.8)
Net changes in other assets and liabilities	(204.6)	27.7

Net cash provided by operating activities	127.0	201.3

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	520.0	(340.0)
Proceeds from sales of securities available for sale	664.9	1.0
Proceeds from principal repayments of securities available for sale	969.4	606.5
Proceeds from principal repayments of securities held to maturity	0.1	0.2
Proceeds from redemption of FHLB stock	4.1	—
Purchases of securities available for sale	(858.7)	(2,138.3)
Purchases of securities held to maturity	(1.0)	—
Proceeds from sales of loans	130.1	1.5
Net loan principal (disbursements) collections	(1,174.3)	304.3
Purchases of premises and equipment	(24.4)	(15.1)
Purchases of leased equipment	(13.3)	(31.1)
Proceeds from sales of real estate owned	22.3	12.1
Return of premiums on bank-owned life insurance, net	0.7	1.7
Net cash acquired (paid) in acquisitions	146.8	(260.2)

Net cash provided by (used in) investing activities	386.7	(1,857.4)

Cash Flows from Financing Activities:
Net increase in deposits	485.5	1.8
Net increase in borrowings with terms of three months or less	43.9	100.1
Repayments of borrowings with terms of more than three months	(389.9)	(823.5)
Proceeds from borrowings with terms of more than three months	—	2.7
Repayments of subordinated notes and debentures	(43.7)	—
Cash dividends paid on common stock	(166.1)	(162.9)
Common stock repurchases	(248.8)	(81.9)
Proceeds from stock options exercised, including excess income tax benefits	0.9	0.2

Net cash used in financing activities	(318.2)	(963.5)

Net increase (decrease) in cash and cash equivalents	195.5	(2,619.6)
Cash and cash equivalents at beginning of period	954.5	3,418.0

Cash and cash equivalents at end of period	$1,150.0	$798.4

Supplemental Information:
Interest payments	$106.6	$101.3
Income tax payments	82.0	36.6
Real estate properties acquired by foreclosure	15.5	13.6
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	2,243.7	1,458.9
Liabilities	2,355.4	1,068.8
Common stock issued in acquisitions	247.9	405.4

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by the Quarterly Report for the periods ended March 31, 2011 and June 30, 2011 and this Quarterly Report for the period ended September 30, 2011, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses, the valuation of derivative financial instruments, and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

NOTE 2. ACQUISITIONS

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. At the acquisition date, Danvers operated 28 branches in the greater Boston area.

The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the effective date and People’s United Financial’s results of operations for the three and nine months ended September 30, 2011 include the results of Danvers beginning with the effective date. Merger-related expenses recorded in the first nine months of 2011 totaled $16.2 million, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; and (iii) compensatory charges.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Danvers are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$361.3
Securities	220.5
Loans	1,868.0
Goodwill	202.9
Core deposit intangible	10.0
Premises and equipment	42.4
Real estate owned	1.3
Other assets	111.5

Total assets	$2,817.9

Liabilities:
Deposits	$2,068.1
Borrowings	232.8
Subordinated debentures	20.5
Other liabilities	34.0

Total liabilities	$2,355.4

Total purchase price	$462.5

Net deferred tax assets totaling $10.2 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Approximately $155.0 million of borrowings and all subordinated debentures assumed by People’s United Financial were repaid prior to September 30, 2011. Merger-related expenses for the three and nine months ended September 30, 2011 include debt prepayment costs of $4.3 million relating to the repayment of FHLB advances. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a 6-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

The above summary includes adjustments to record the acquired assets and assumed liabilities at their respective fair values based on management’s best estimate using the information available at this time. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items, management does not expect that such changes, if any, will be material.

The loans acquired in the Danvers acquisition have been recorded at fair value without a carryover of Danvers’ allowance for loan losses. Fair value of the loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The discount on the loans acquired in this transaction was due, in part, to credit quality (see Note 4). Included in the Consolidated Statements of Income for the three and nine months ended September 30, 2011 is approximately $24 million of interest income attributable to Danvers since the acquisition date.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents selected pro forma financial information of the Company reflecting the acquisition of Danvers assuming the acquisition was completed as of the beginning of the respective periods:

	Nine Months Ended September 30,
(in millions, except per share data)	2011	2010
Selected Financial Results:
Net interest income	$726.9	$571.9
Provision for loan losses	43.0	49.1
Non-interest income	242.3	211.4
Non-interest expense	679.8	635.2
Net income	$164.7	$66.6
Basic and diluted earnings per share	$0.45	$0.18

The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. There are no material, non-recurring pro forma adjustments directly attributable to the Danvers acquisition included in the pro forma financial information. Pro forma basic and diluted earnings per common share were calculated using People’s United Financial’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

Acquisitions Completed in 2010

On November 30, 2010, People’s United Financial acquired Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. Total consideration paid in the Smithtown acquisition of approximately $56 million consisted of approximately $30 million in cash and 2.1 million shares of People’s United Financial common stock with a fair value of approximately $26 million. Cash consideration was paid at the rate of $3.77 per share of Smithtown common stock and stock consideration was paid at the rate of 0.304 shares of People’s United Financial common stock per share of Smithtown common stock. Total consideration paid in the LSB acquisition consisted of approximately $95 million in cash. Merger-related expenses recorded in the first nine months of 2011 and 2010 totaled $12.8 million and $1.0 million, respectively.

On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. Merger-related expenses recorded in the first nine months of 2011 and 2010 totaled $0.6 million and $0.4 million, respectively.

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

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” is included in other assets ($19.5 million at September 30, 2011 and $26.2 million at December 31, 2010) in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

On February 19, 2010, People’s United Financial acquired Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. Merger-related expenses recorded in the first nine months of 2010 totaled $17.1 million.

Recent acquisitions have been undertaken with the objective of expanding the Company’s business, both geographically and through the products we offer, as well as realizing synergies and economies of scale by combining with the acquired entities. For these reasons, we paid a market-based premium for the acquired entities which, in turn, resulted in the recognition of goodwill, representing the excess of the respective purchase prices over the estimated fair value of the net assets acquired (see Note 7). All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2011, tax deductible goodwill totaled $19.7 million and related, almost entirely, to the Butler Bank acquisition. People’s United Financial’s results of operations include the results of the acquired entities beginning with the respective closing dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$83.6	$0.6	$—	$84.2
GSE (1) residential mortgage-backed securities and CMOs (2)	2,028.0	67.9	—	2,095.9
State and municipal	109.8	7.2	—	117.0
Corporate	37.0	—	(0.4)	36.6
Other	2.6	—	(0.4)	2.2

Total debt securities	2,261.0	75.7	(0.8)	2,335.9
Equity securities	0.1	—	—	0.1

Total securities available for sale	$2,261.1	$75.7	$(0.8)	$2,336.0

Securities held to maturity:
Debt securities:
Corporate	$55.0	$6.1	$—	$61.1
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$6.1	$—	$62.5

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$476.2	$0.3	$(0.2)	$476.3
GSE residential mortgage-backed securities and CMOs	2,289.0	14.5	(12.9)	2,290.6
State and municipal	57.6	0.6	—	58.2
Other	4.5	—	—	4.5

Total debt securities	2,827.3	15.4	(13.1)	2,829.6
Equity securities	1.5	—	—	1.5

Total securities available for sale	$2,828.8	$15.4	$(13.1)	$2,831.1

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.1	—	—	0.1

Total securities held to maturity	$55.1	$—	$—	$55.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$36.6	$(0.4)	$—	$—	$36.6	$(0.4)
Other	2.2	(0.4)	—	—	2.2	(0.4)
GSE residential mortgage-backed securities and CMOs (1)	1.5	—	—	—	1.5	—
State and municipal (1)	—	—	0.1	—	0.1	—

Total	$40.3	$(0.8)	$0.1	$—	$40.4	$(0.8)

(1)	Unrealized losses totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2010 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$1,125.7	$(12.9)	$—	$—	$1,125.7	$(12.9)
U.S. Treasury and agency	198.0	(0.2)	—	—	198.0	(0.2)
State and municipal (1)	4.6	—	0.3	—	4.9	—

Total	$1,328.3	$(13.1)	$0.3	$—	$1,328.6	$(13.1)

(1)	Unrealized losses totaled less than $50,000.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are recognized in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to non-credit factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive all amounts contractually due. As of September 30, 2011, management believes that all impairments within the securities portfolio are temporary in nature. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 and 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities at September 30, 2011, based on remaining period to contractual maturity:

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$10.7	$10.8	$—	$—
After 1 but within 5 years	67.6	67.7	—	—
After 5 but within 10 years	5.3	5.7	—	—

Total	83.6	84.2	—	—

GSE residential mortgage-backed securities and CMOs:
Within 1 year	1.5	1.5	—	—
After 5 but within 10 years	198.2	200.2	—	—
After 10 years	1,828.3	1,894.2	—	—

Total	2,028.0	2,095.9	—	—

State and municipal:
Within 1 year	2.1	2.1	—	—
After 1 but within 5 years	12.2	12.7	—	—
After 5 but within 10 years	28.9	31.1	—	—
After 10 years	66.6	71.1	—	—

Total	109.8	117.0	—	—

Corporate:
After 5 but within 10 years	37.0	36.6	55.0	61.1

Total	37.0	36.6	55.0	61.1

Other:
After 1 but within 5 years	—	—	0.2	0.2
After 5 but within 10 years	—	—	1.2	1.2
After 10 years	2.6	2.2	—	—

Total	2.6	2.2	1.4	1.4

Total:
Within 1 year	14.3	14.4	—	—
After 1 but within 5 years	79.8	80.4	0.2	0.2
After 5 but within 10 years	269.4	273.6	56.2	62.3
After 10 years	1,897.5	1,967.5	—	—

Total	$2,261.0	$2,335.9	$56.4	$62.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $63.9 million at September 30, 2011) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at September 30, 2011 and the cost of the investment approximates fair value. As a result of the Smithtown acquisition, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at September 30, 2011), which also pays a dividend.

In the third quarter of 2011, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $507 million and recorded $9.1 million of gross realized gains. People’s United Financial records security transactions on the trade date and uses the specific identification method to determine the cost of securities sold.

In connection with the sale of its remaining Class B Visa, Inc. shares in 2009, People’s United Financial and the buyer entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through September 30, 2011.

The balance of short-term investments at September 30, 2011 and December 31, 2010 principally consisted of $746.2 million and $570.3 million, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits are an alternative to overnight federal funds sold and had a yield of 0.25% at both September 30, 2011 and December 31, 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 4. LOANS

People’s United Financial maintains several significant accounting policies with respect to loans, including:

•	Establishment of the allowance for loan losses (including the identification of ‘impaired’ loans and related impairment measurement considerations);

•	Income recognition (including the classification of a loan as ‘non-accrual’ and the treatment of loan origination costs); and

•	Recognition of loan charge-offs.

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2011.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	September 30, 2011			December 31, 2010
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate (1)	$5,303.8	$1,839.1	$7,142.9	$5,605.1	$1,701.2	$7,306.3

Commercial and industrial (1)	4,180.3	1,089.2	5,269.5	3,016.0	79.6	3,095.6
Equipment financing	1,602.7	390.3	1,993.0	1,419.4	681.0	2,100.4

Total commercial	5,783.0	1,479.5	7,262.5	4,435.4	760.6	5,196.0

Total Commercial Banking	11,086.8	3,318.6	14,405.4	10,040.5	2,461.8	12,502.3

Retail:
Residential mortgage:
Adjustable-rate	2,539.6	377.1	2,916.7	1,927.5	190.4	2,117.9
Fixed-rate	444.5	140.8	585.3	366.5	163.1	529.6

Total residential mortgage	2,984.1	517.9	3,502.0	2,294.0	353.5	2,647.5

Consumer:
Home equity	1,933.4	129.3	2,062.7	1,919.0	57.8	1,976.8
Other consumer	174.2	3.9	178.1	196.7	4.4	201.1

Total consumer	2,107.6	133.2	2,240.8	2,115.7	62.2	2,177.9

Total Retail	5,091.7	651.1	5,742.8	4,409.7	415.7	4,825.4

Total loans	$16,178.5	$3,969.7	$20,148.2	$14,450.2	$2,877.5	$17,327.7

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $34.4 million and $26.5 million at September 30, 2011 and December 31, 2010, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. Allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

For the three months ended September 30, 2011 (in millions)	Commercial Banking	Retail	Total
Balance at beginning of period	$163.9	$12.1	$176.0

Charge-offs	(10.4)	(4.2)	(14.6)
Recoveries	0.6	0.6	1.2

Net loan charge-offs	(9.8)	(3.6)	(13.4)
Provision for loan losses	9.9	4.5	14.4

Balance at end of period	$164.0	$13.0	$177.0

For the nine months ended September 30, 2011 (in millions)	Commercial Banking	Retail	Total
Balance at beginning of period	$161.5	$11.0	$172.5

Charge-offs	(31.1)	(11.3)	(42.4)
Recoveries	1.2	2.7	3.9

Net loan charge-offs	(29.9)	(8.6)	(38.5)
Provision for loan losses	32.4	10.6	43.0

Balance at end of period	$164.0	$13.0	$177.0

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3
As of September 30, 2011	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$185.2	$27.7	$10,901.6	$136.3	$3,318.6	$—	$14,405.4	$164.0
Retail	15.0	—	5,076.7	13.0	651.1	—	5,742.8	13.0

Total	$200.2	$27.7	$15,978.3	$149.3	$3,969.7	$—	$20,148.2	$177.0

	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3	$12,502.3
As of December 31, 2010	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$174.4	$27.6	$9,866.1	$133.9	$2,461.8	$—	$12,502.3	$161.5
Retail	8.2	—	4,401.5	11.0	415.7	—	4,825.4	11.0

Total	$182.6	$27.6	$14,267.6	$144.9	$2,877.5	$—	$17,327.7	$172.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	September 30, 2011	December 31, 2010
Commercial Banking:
Commercial real estate	$91.0	$82.5
Commercial and industrial	49.2	38.2
Equipment financing	37.8	36.0

Total (1)	178.0	156.7

Retail:
Residential mortgage	65.5	78.8
Home equity	14.2	9.1
Other consumer	0.6	0.6

Total	80.3	88.5

Total	$258.3	$245.2

(1)	Reported net of government guarantees totaling $11.3 million and $9.4 million at September 30, 2011 and December 31, 2010, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. The principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 85%) and commercial real estate loans (approximately 15%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $226 million and $16 million, respectively, at September 30, 2011 and $342 million and $18 million, respectively, at December 31, 2010. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded given that the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing interest totaled $1.2 million at December 31, 2010 (none at September 30, 2011).

Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification because they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As discussed in Note 13, in the third quarter of 2011, the Company adopted new accounting guidance concerning the identification of TDRs, which applies retrospectively to restructurings occurring on or after January 1, 2011. The application of this guidance did not result in the identification of additional TDRs.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $94.4 million and $62.6 million at September 30, 2011 and December 31, 2010, respectively. The related allowance for loan losses at September 30, 2011 and December 31, 2010 was $8.8 million and $8.4 million, respectively. Interest income recognized on these loans totaled $1.4 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $3.3 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. Generally, to the extent commitments to lend additional amounts to borrowers with loans classified as TDRs exist, fundings under such commitments were immaterial for the three and nine months ended September 30, 2011.

Originated loans that were modified and classified as TDRs during the three and nine months ended September 30, 2011 principally involve payment deferrals and/or extension of terms (generally ranging from four to twelve months). On occasion, a temporary reduction of interest rates may have been provided (generally less than 200 basis points). The following is a summary of the recorded investments in these TDRs, by class of loan. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

For the three months ended September 30, 2011 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate	3	$0.5	$0.5
Commercial and industrial	7	18.4	18.4
Equipment financing	10	9.6	9.6

Total	20	28.5	28.5

Retail:
Residential mortgage	1	0.5	0.5
Home equity	—	—	—
Other consumer	—	—	—

Total	1	0.5	0.5

Total	21	$29.0	$29.0

For the nine months ended September 30, 2011 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate	7	$2.4	$2.4
Commercial and industrial	11	20.2	20.2
Equipment financing	26	39.0	39.0

Total	44	61.6	61.6

Retail:
Residential mortgage	19	8.2	8.2
Home equity	1	0.5	0.5
Other consumer	—	—	—

Total	20	8.7	8.7

Total	64	$70.3	$70.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2011. For purposes of this disclosure, the previous 12 months is measured from October 1, 2010 and a default represents a previously-modified loan that became past due 30 days or more during the respective periods.

For the three months ended September 30, 2011 (dollars in millions)	Number of Contracts	Recorded Investment at September 30, 2011
Commercial Banking
Commercial real estate	—	$—
Commercial and industrial	1	0.1
Equipment financing	4	7.8

Total	5	7.9

Retail:
Residential mortgage	4	1.1
Home equity	—	—
Other consumer	—	—

Total	4	1.1

Total	9	$9.0

For the nine months ended September 30, 2011 (dollars in millions)	Number of Contracts	Recorded Investment at September 30, 2011
Commercial Banking
Commercial real estate	1	$0.5
Commercial and industrial	5	1.4
Equipment financing	4	7.8

Total	10	9.7

Retail:
Residential mortgage	6	1.1
Home equity	—	—
Other consumer	—	—

Total	6	1.1

Total	16	$10.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated Commercial Banking and Retail loans, including all TDRs. The following is a summary, by class of loan, of information related to individually-evaluated impaired loans within the originated portfolio. The average recorded investment amounts are based on month-end balances.

	As of September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$41.0	$35.2	$—	$32.1	$0.2	$26.8	$0.7
Commercial and industrial	45.4	34.9	—	19.8	1.1	16.1	1.3
Equipment financing	19.6	16.4	—	20.1	0.1	23.7	0.5
Retail:
Residential mortgage	14.7	14.3	—	14.5	0.1	11.2	0.4
Home equity	0.7	0.7	—	0.7	—	0.6	—
Other consumer	—	—	—	—	—	—	—

Total	$121.4	$101.5	$—	$87.2	$1.5	$78.4	$2.9

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$68.0	$49.2	$13.3	$48.6	$0.2	$58.7	$0.7
Commercial and industrial	14.0	11.1	4.8	15.5	—	13.1	0.1
Equipment financing	42.4	38.4	9.6	37.6	0.1	33.5	0.6
Retail:
Residential mortgage	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

Total	$124.4	$98.7	$27.7	$101.7	$0.3	$105.3	$1.4

Total impaired loans:
Commercial Banking:
Commercial real estate	$109.0	$84.4	$13.3	$80.7	$0.4	$85.5	$1.4
Commercial and industrial	59.4	46.0	4.8	35.3	1.1	29.2	1.4
Equipment financing	62.0	54.8	9.6	57.7	0.2	57.2	1.1

Total	230.4	185.2	27.7	173.7	1.7	171.9	3.9

Retail:
Residential mortgage	14.7	14.3	—	14.5	0.1	11.2	0.4
Home equity	0.7	0.7	—	0.7	—	0.6	—
Other consumer	—	—	—	—	—	—	—

Total	15.4	15.0	—	15.2	0.1	11.8	0.4

Total	$245.8	$200.2	$27.7	$188.9	$1.8	$183.7	$4.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2010 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.4	$33.6	$—
Commercial and industrial	13.5	12.3	—
Equipment financing	24.9	22.4	—
Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total	$84.1	$76.5	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$89.5	$70.5	$18.1
Commercial and industrial	20.6	5.8	2.4
Equipment financing	31.1	29.8	7.1
Retail:
Residential mortgage	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total	$141.2	$106.1	$27.6

Total impaired loans:
Commercial Banking:
Commercial real estate	$126.9	$104.1	$18.1
Commercial and industrial	34.1	18.1	2.4
Equipment financing	56.0	52.2	7.1

Total	217.0	174.4	27.6

Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total	8.3	8.2	—

Total	$225.3	$182.6	$27.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of aging information for originated loans:

		Past Due
As of September 30, 2011 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,207.2	$45.4	$51.2	$96.6	$5,303.8
Commercial and industrial	4,097.4	39.7	43.2	82.9	4,180.3
Equipment financing	1,523.3	66.6	12.8	79.4	1,602.7

Total	10,827.9	151.7	107.2	258.9	11,086.8

Retail:
Residential mortgage	2,857.0	66.2	60.9	127.1	2,984.1
Home equity	1,904.4	16.3	12.7	29.0	1,933.4
Other consumer	169.5	4.2	0.5	4.7	174.2

Total	4,930.9	86.7	74.1	160.8	5,091.7

Total originated loans	$15,758.8	$238.4	$181.3	$419.7	$16,178.5

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $41.6 million, $15.3 million and $25.2 million, respectively. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $17.3 million, $6.3 million and $16.7 million, respectively. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$4,917.2	$3,790.0	$1,328.7	$10,035.9
Special mention	113.3	132.4	105.4	351.1
Substandard	272.9	252.5	168.6	694.0
Doubtful	0.4	5.4	—	5.8

Total originated loans	5,303.8	4,180.3	1,602.7	11,086.8

Acquired loans
Pass	1,201.1	956.6	92.1	2,249.8
Special mention	200.4	72.3	93.0	365.7
Substandard	432.9	59.9	203.2	696.0
Doubtful	4.7	0.4	2.0	7.1

Total acquired loans	1,839.1	1,089.2	390.3	3,318.6

Total	$7,142.9	$5,269.5	$1,993.0	$14,405.4

As of September 30, 2011 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,215.9	$1,249.6	$145.1	$3,610.6
Moderate risk	741.8	593.5	8.5	1,343.8
High risk	26.4	90.3	20.6	137.3

Total originated loans	2,984.1	1,933.4	174.2	5,091.7

Acquired loans
Low risk	155.0	89.5	3.1	247.6
Moderate risk	361.3	39.8	0.8	401.9
High risk	1.6	—	—	1.6

Total acquired loans	517.9	129.3	3.9	651.1

Total	$3,502.0	$2,062.7	$178.1	$5,742.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2010 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Pass	$5,084.1	$2,735.7	$1,109.3	$8,929.1
Special mention	233.5	116.7	79.0	429.2
Substandard	277.9	160.1	228.5	666.5
Doubtful	9.6	3.5	2.6	15.7

Total originated loans	5,605.1	3,016.0	1,419.4	10,040.5
Acquired loans	1,701.2	79.6	681.0	2,461.8

Total	$7,306.3	$3,095.6	$2,100.4	$12,502.3

As of December 31, 2010 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$1,391.2	$1,215.4	$165.6	$2,772.2
Moderate risk	883.3	623.9	7.3	1,514.5
High risk	19.5	79.7	23.8	123.0

Total originated loans	2,294.0	1,919.0	196.7	4,409.7
Acquired loans	353.5	57.8	4.4	415.7

Total	$2,647.5	$1,976.8	$201.1	$4,825.4

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

Loan-to-value ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. Loan-to-value ratios are updated for loans 90 days past due and FICO scores are updated for the entire portfolio twice each year, in January and July. The portfolio stratification (High, Moderate and Low risk) and identification of the corresponding credit quality indicators occurs quarterly.

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

In contrast to originated loans, risk ratings for acquired loans are not directly considered in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2011 and December 31, 2010, there had not been such a decrease and therefore there was no allowance for losses on acquired loans.

Acquired Loans

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without a carryover of the respective allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans are generally segregated into pools based on their principal common risk characteristics such as broad asset type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2011, the outstanding balance and the carrying amount of the acquired loan portfolio were $4.14 billion and $3.97 billion, respectively ($3.21 billion and $2.88 billion, respectively, at December 31, 2010). There was no related allowance for loan losses for acquired loans at either date, as there were no decreases in expected cash flows compared to the estimates made at the respective acquisition dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

For the three months ended September 30 (in millions)	2011	2010
Balance at beginning of period	$902.0	$87.3
Acquisitions	629.0	—
Accretion	(72.0)	(18.9)

Balance at end of period	$1,459.0	$68.4

For the nine months ended September 30 (in millions)	2011	2010
Balance at beginning of period	$954.8	$—
Acquisitions	629.0	120.3
Reclassification from nonaccretable difference for loans with improved cash flows (1)	55.3	—
Changes in expected cash flows that do not affect nonaccretable difference (2)	22.9	—
Accretion	(189.9)	(51.9)
Loan sales (3)	(13.1)	—

Balance at end of period	$1,459.0	$68.4

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to changes in prepayment assumptions and/or changes in interest rates on variable rate loans.
(3)	Represents remaining accretable yield eliminated upon the sale of loans with an outstanding balance of $147.6 million (carrying amount of $99.1 million) to third parties.

During the nine months ended September 30, 2011, accretable yield adjustments totaling $78.2 million were made for certain loan pools to reflect better than expected credit experience ($55.3 million) and slower than anticipated prepayment activity ($22.9 million), as compared to the original acquisition date estimates. These accretable yield adjustments, which are subject to continued re-assessment, will be recognized over the remaining lives of those pools (weighted average period of approximately 4 years from the date of the last reassessment).

At September 30, 2011, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $373.5 million.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $11.8 million and $15.9 million, respectively, at September 30, 2011, and $21.3 million and $18.5 million, respectively, at December 31, 2010. Repossessed assets totaled $19.2 million and $18.1 million at September 30, 2011 and December 31, 2010, respectively.

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

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or up to a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In February 2011 and September 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, respectively. During the first nine months of 2011, 20.4 million shares of People’s United Financial common stock were repurchased under the stock repurchase programs at a total cost of $247.2 million. In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At September 30, 2011, 3.1 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the nine months ended September 30, 2011 and 2010 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

(in millions)	September 30, 2011	December 31, 2010
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(84.9)	$(101.0)
Net unrealized gain on securities available for sale	47.6	1.5
Net gain on derivatives accounted for as cash flow hedges	0.5	0.5

Total accumulated other comprehensive loss	$(36.8)	$(99.0)

The decrease in total accumulated other comprehensive loss from December 31, 2010 consisted of an after-tax increase of $46.1 million in the net unrealized gain on securities available for sale and an after-tax decrease of $16.1 million in the net actuarial loss and other amounts related to pension and other postretirement benefit plans as a result of the Company’s decision to “freeze” the accrual of pension benefits (see Note 8). Other comprehensive income, which is presented net of tax, totaled $62.2 million for the nine months ended September 30, 2011. There are no other-than-temporary impairment losses recognized in accumulated other comprehensive loss at September 30, 2011 or December 31, 2010 (see Note 3).

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Net income	$52.9	$24.1	$155.8	$53.7
Dividends on participating securities	(0.3)	(0.4)	(1.0)	(1.3)

Income attributable to common shareholders	$52.6	$23.7	$154.8	$52.4

Average common shares outstanding for basic EPS	358.2	354.9	349.3	352.6
Effect of dilutive equity-based awards	0.1	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	358.3	355.0	349.4	352.7

Basic EPS	$0.15	$0.07	$0.45	$0.15

Diluted EPS	$0.15	$0.07	$0.45	$0.15

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted earnings per share. Anti-dilutive equity-based awards totaling 11.6 million for both the three and nine months ended September 30, 2011 and 10.9 million for both the three and nine months ended September 30, 2010 have been excluded from the calculation of diluted EPS.

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the nine months ended September 30, 2011 and 2010:

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Acquisition of Danvers	162.3	40.6	—	202.9
Other adjustments	(2.6)	(2.3)	—	(4.9)

Balance at September 30, 2011	$1,196.8	$674.8	$49.8	$1,921.4

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2009	$616.9	$595.0	$49.8	$1,261.7
Acquisition of:
Financial Federal	258.5	—	—	258.5
Butler Bank	5.5	10.9	—	16.4
Other adjustments	(1.7)	(1.3)	—	(3.0)

Balance at September 30, 2010	$879.2	$604.6	$49.8	$1,533.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s other acquisition-related intangible assets totaled $229.8 million and $238.6 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($114.6 million); core deposit intangible ($81.1 million); trust relationship intangible ($32.0 million); and insurance relationship intangible ($2.1 million).

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $7.0 million and $6.1 million for the three months ended September 30, 2011 and 2010, respectively, and $18.9 million and $15.6 million for the nine months ended September 30, 2011 and 2010, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2011 and each of the next five years is as follows: $25.8 million in 2011; $26.4 million in 2012; $25.7 million in 2013; $24.3 million in 2014; $23.3 million in 2015; and $13.0 million in 2016. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2011 or 2010.

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

People’s United Financial also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefits.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

For the three months ended September 30	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Net periodic benefit expense:
Service cost	$1.8	$2.4	$—	$0.1
Interest cost	4.6	4.2	0.2	0.1
Expected return on plan assets	(6.7)	(6.3)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	2.0	1.7	—	—
Recognized prior service credit	—	(0.1)	(0.1)	(0.1)
Curtailments (1)	(0.5)	—	—	—

Net periodic benefit expense	$1.2	$1.9	$0.2	$0.2

For the nine months ended September 30	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Net periodic benefit expense:
Service cost	$6.7	$7.1	$0.1	$0.1
Interest cost	13.9	12.5	0.5	0.5
Expected return on plan assets	(20.0)	(18.8)	—	—
Amortization of unrecognized net transition obligation	—	—	0.3	0.3
Recognized net actuarial loss	7.2	5.1	—	—
Recognized prior service credit	(0.1)	(0.2)	(0.2)	(0.2)
Special termination benefits (2)	—	2.1	—	—
Curtailments (1)	(0.5)	—	—	—

Net periodic benefit expense	7.2	7.8	0.7	0.7

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(25.5)	(5.1)	—	—
Transition obligation	—	—	(0.3)	(0.3)
Prior service credit	0.1	0.2	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(25.4)	(4.9)	(0.1)	(0.1)

Total recognized in net periodic benefit expense and other comprehensive income or loss	$(18.2)	$2.9	$0.6	$0.6

(1)	Reflects the recognition of prior service credit associated with the decision in July 2011 to “freeze,” effective December 31, 2011, the accrual of pension benefits for Plan participants.
(2)	Included in other non-interest expense in the Consolidated Statements of Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden Corporation (“Chittenden”) employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit income for the Chittenden pension plan totaled $0.3 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions to the ESOP of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares. At September 30, 2011, the loan balance totaled $203.5 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1.7 million shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2011, a total of 8.8 million shares of People’s United Financial common stock, with a fair value of $100.3 million, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $3.4 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively.

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

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. The Court approved the consolidation of the two suits, with Waterford Township named the lead plaintiff.

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

On May 12, 2010, the defendants removed the April 22, 2010 action to the United States District Court for the Eastern District of New York. The defendants notified the court that the action was related to the Waterford and Yourgal actions. On June 1, 2010, the plaintiff moved to have the action remanded to state court. The plaintiff’s remand motion was granted on March 24, 2011. The plaintiff filed an Amended Verified Complaint on May 24, 2011, and People’s United filed a motion to dismiss the amended complaint on June 24, 2011. This motion is still pending.

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

On April 22, 2011, the parties in the Delaware Action entered into a memorandum of understanding regarding a proposed settlement of that action. In connection with the proposed settlement, Danvers made certain additional disclosures related to the Danvers Acquisition. On May 2, 2011, the Massachusetts Action was stayed pending resolution of the Delaware Action. On July 19, 2011, the parties entered into a stipulation of settlement, which was subject to customary conditions, including court approval following notice to Danvers’ stockholders and a hearing (scheduled for October 19, 2011) to consider the fairness, reasonableness, and adequacy of the settlement. On October 19, 2011, the Delaware Court of Chancery entered a final judgment dismissing the Delaware Action with prejudice and approving the stipulation of settlement which, among other things, releases all claims that were asserted or could have been asserted by Danvers shareholders concerning the Danvers Acquisition. The Delaware Court of Chancery awarded fees and expenses of $150,000 to plaintiffs’ counsel in the Delaware Action. On October 21, 2011, the parties to the Massachusetts Action filed a Stipulation and Dismissal with Prejudice, which was approved by the court on October 25, 2011.

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

NOTE 10. BUSINESS SEGMENT INFORMATION

See “Business Segment Results” included in Item 2 for segment information for the nine months ended September 30, 2011 and 2010.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2011 and December 31, 2010, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities for which an active market exists for similar securities, making observable inputs readily available.

Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year securities. As a further point of validation, the Company generates its own month-end fair value estimate for all mortgage-backed securities, agency-issued CMOs (also backed by 15-year mortgage-backed securities), and state and municipal securities. While the Company has not adjusted the prices obtained from the independent pricing service, any notable differences between those prices and the Company’s estimates are subject to further analysis. This additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics, and a review of historical pricing for the particular security. Based on management’s review of the prices provided by the pricing service, the fair values incorporate observable market inputs used by market participants at the measurement date and, as such, are classified as Level 2 securities.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$69.8	$0.1	$—	$69.9
Securities available for sale:
U.S. Treasury and agency	34.1	50.1	—	84.2
GSE residential mortgage-backed securities and CMOs	—	2,095.9	—	2,095.9
State and municipal	—	117.0	—	117.0
Corporate	—	36.6	—	36.6
Other debt securities	—	2.2	—	2.2
Equity securities	—	0.1	—	0.1
Other assets:
Fixed income securities	—	38.8	—	38.8
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	57.0	—	57.0
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	3.2	—	3.2

Total	$103.9	$2,402.0	$—	$2,505.9

Liabilities:
Interest rate swaps	$—	$52.9	$—	$52.9
Interest rate-lock commitments on residential mortgage loans	—	3.7	—	3.7

Total	$—	$56.6	$—	$56.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading account securities	$83.5	$—	$—	$83.5
Securities available for sale:
U.S. Treasury and agency	39.3	437.0	—	476.3
GSE residential mortgage-backed securities and CMOs	—	2,290.6	—	2,290.6
State and municipal	—	58.2	—	58.2
Other debt securities	—	4.5	—	4.5
Equity securities	—	1.5	—	1.5
Other assets:
Fixed income securities	—	32.9	—	32.9
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	17.0	—	17.0
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$123.1	$2,841.8	$—	$2,964.9

Liabilities:
Interest rate swaps	$—	$14.7	$—	$14.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1

Total	$—	$14.9	$—	$14.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2011 and 2010.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$45.4	$—	$45.4
Impaired loans (2)	—	—	98.7	98.7
REO and repossessed assets (3)	—	—	46.9	46.9

Total	$—	$45.4	$145.6	$191.0

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$88.5	$—	$88.5
Impaired loans (2)	—	—	106.1	106.1
REO and repossessed assets (3)	—	—	57.9	57.9

Total	$—	$88.5	$164.0	$252.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2011 and 2010.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral (less cost to sell) ($49.2 million, $38.4 million and $11.1 million of commercial real estate, equipment financing, and commercial and industrial loans, respectively, at September 30, 2011). Provisions for loan losses on collateral-dependent impaired loans totaled $0.1 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Represents: (i) $11.8 million of residential real estate owned; (ii) $15.9 million of commercial real estate owned; and (iii) $19.2 million of repossessed assets at September 30, 2011. Charge-offs to the allowance for loan losses related to loans that were transferred to real estate owned and repossessed assets totaled $3.0 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively. Write downs and net loss on sale related to foreclosed/repossessed assets charged to non-interest expense totaled $4.0 million and $1.3 million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$1,150.0	$1,150.0	$954.5	$954.5
Securities purchased under agreements to resell	—	—	520.0	520.0
Total securities (1)	2,540.0	2,546.1	3,033.3	3,033.3
Residential mortgage loans held for sale	45.4	45.4	88.5	88.5
Total loans, net	19,971.2	20,528.3	17,155.2	17,685.1
Accrued interest receivable	70.2	70.2	67.6	67.6
Other assets (2)	40.4	40.4	39.0	39.0
Financial liabilities (other than derivatives):
Time deposits	5,479.7	5,549.4	5,162.7	5,205.5
Other deposits	15,007.0	15,007.0	12,770.4	12,770.4
FHLB advances	333.4	345.4	509.3	504.0
Retail repurchase agreements	519.8	519.8	472.2	472.2
Federal funds purchased and other borrowings	27.3	26.5	29.1	30.7
Subordinated notes and debentures	159.4	164.2	182.2	193.6
Accrued interest payable	5.8	5.8	9.1	9.1
Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	57.0	57.0	17.0	17.0
Foreign exchange contracts	0.6	0.6	—	—
Forward commitments to sell residential mortgage loans	3.2	3.2	0.1	0.1
Recognized as a liability:
Interest rate swaps	52.9	52.9	14.7	14.7
Foreign exchange contracts	—	—	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	3.7	3.7	0.1	0.1

(1)	Includes (i) trading account securities of $69.9 million and $83.5 million at September 30, 2011 and December 31, 2010, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $77.7 million and $63.6 million at September 30, 2011 and December 31, 2010, respectively.
(2)	Includes fixed income securities, cash and cash equivalents, and equity mutual funds of $38.8 million, $1.2 million and $0.4 million, respectively, at September 30, 2011, and $32.9 million, $5.8 million and $0.3 million, respectively, at December 31, 2010.
(3)	See Note 12 for a further discussion of derivative financial instruments.

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

The fair values of performing loans were estimated by discounting the anticipated cash flows from the respective portfolios, assuming future prepayments and using market interest rates for new loans with comparable credit risk. As a result, the valuation method for performing loans, which is consistent with certain guidance provided in accounting standards, does not fully incorporate the “exit price” approach to fair value. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

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

Borrowings and Subordinated Notes

The fair values of FHLB advances, retail repurchase agreements and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair values of subordinated notes and debentures were based on dealer quotes.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2011 was $9.2 million, for which People’s United Financial had posted $8.3 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.9 million in additional collateral would have been required.

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

Interest Rate Swaps

People’s United Financial has also entered into pay fixed/receive floating interest rate swaps that are used to manage interest rate risk associated with certain interest-earning assets and interest-bearing liabilities.

Interest rate swaps associated with interest-earning assets are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. Specifically, People’s United Financial has agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. As a result, the interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. These interest rate swaps are accounted for as fair value hedges.

People’s United Financial has entered into an interest rate swap to hedge the LIBOR floating interest rate on the Company’s $125 million subordinated notes beginning in February 2012. The subordinated notes pay a fixed interest rate of 5.80% until February 2012, at which time the interest rate converts to the three month LIBOR plus 68.5 basis points. Specifically, People’s United Financial has agreed with the counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. As a result, the interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Customer Derivatives

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives (pay floating/receive fixed) have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties (pay fixed/receive floating). Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$758.4	$491.5	$56.4	$13.5	$—	$2.8
Other counterparties	N/A	758.4	491.5	0.1	3.5	52.8	11.5
Foreign exchange contracts	N/A	11.5	8.3	0.6	—	—	0.1
Forward commitments to sell residential mortgage loans	N/A	208.3	111.2	3.2	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	235.4	120.1	—	—	3.7	0.1

Total				60.3	17.1	56.5	14.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	4.1	5.7	—	—	0.1	0.4
Subordinated notes	Cash flow	125.0	—	0.5	—	—	—

Total				0.5	—	0.1	0.4

Total derivatives				$60.8	$17.1	$56.6	$14.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”) for the nine months ended September 30, 2011 and 2010:

	Type of Hedge	Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
		Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions)		2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$55.4	$40.7	$—	$—
Other counterparties	N/A	(54.1)	(39.5)	—	—
Foreign exchange contracts	N/A	0.7	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.4)	(0.6)	—	—

Total		1.6	0.6	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	—	—	0.5	—
Interest rate floors (2)	Cash flow	0.7	15.8	—	—
Interest rate swaps	Fair value	(0.2)	(0.2)	—	—

Total		0.5	15.6	0.5	—

Total derivatives		$2.1	$16.2	$0.5	$—

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

NOTE 13. NEW ACCOUNTING STANDARDS

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the Financial Accounting Standards Board (the “FASB”) amended its standards related to required disclosures about the credit quality of financing receivables and the allowance for credit losses. As a result, companies are required to provide expanded credit risk disclosures (such as aging information and credit quality indicators) and expanded disclosures related to the allowance for credit losses (such as a disaggregated rollforward of activity in the allowance). Both new and existing disclosures must be disaggregated either by portfolio segment or by class of financing receivable that are based, in part, on how a company develops its allowance for credit losses and manages its credit exposure. The amendments requiring disclosure as of the end of a reporting period were effective for People’s United Financial at December 31, 2010. The amendments requiring disclosures about activity that occurs during a reporting period generally became effective for People’s United Financial on January 1, 2011, except for disclosures about TDR activity that became effective on July 1, 2011. The applicable required disclosures have been provided in Note 4.

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

In September 2011, the FASB amended its standards to provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for People’s United Financial). While early adoption is permitted, the Company has not elected to do so. The adoption of this guidance in 2012 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Business Combinations

In December 2010, the FASB amended its standards related to business combinations by (i) providing clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required when comparative financial statements are presented and (ii) requiring entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. For People’s United Financial, these amendments are effective for business combinations for which the acquisition date is on or after January 1, 2011. The required disclosures have been provided in Note 2.

Troubled Debt Restructurings

In April 2011, the FASB amended its standards to provide clarifying guidance to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a loan modification constitutes a TDR, a creditor must separately conclude that (i) the modification constitutes a concession and (ii) the debtor is experiencing financial difficulties. For public companies, this clarifying guidance is effective for periods beginning on or after June 15, 2011 (July 1, 2011 for People’s United Financial), and applies retrospectively to restructurings occurring on or after January 1, 2011. The Company’s existing policies and procedures have been, and remain, consistent with this clarifying guidance. As such, the application of this guidance did not result in the identification of additional TDRs nor did it have a material impact on the Company’s allowance for loan losses, provision for loan losses or TDR-related financial statement disclosures, which have been provided in Note 4.

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

Comprehensive Income

In June 2011, the FASB amended its standards relating to the presentation of comprehensive income to require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for People’s United Financial) and should be applied retrospectively. The adoption of these amendments in 2012 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements

In May 2011, the FASB issued amendments to its standards on fair value with the objective of establishing (i) a consistent definition of fair value and (ii) common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments, which are generally consistent with existing fair value measurement principles contained in U.S. GAAP, do serve to expand the related disclosure requirements for fair value measurements and provide necessary clarifications in order to align with IFRS.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquired companies; and (11) changes in regulation resulting from or relating to financial reform legislation.

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

On September 29, 2009, the FDIC adopted a plan that extended the DIF restoration plan from seven years to eight years and on November 12, 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. As such, deposit insurance expense may continue to increase in the future. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment totaled $39 million at September 30, 2011, which includes balances acquired in connection with recent business combinations.

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

The Act provides that the amount of interchange fee that an issuer of debit cards may charge or receive must be “reasonable and proportional” to the cost of the transaction. The Act directs the Board of Governors of the Federal Reserve System (the “Board”) to issue regulations to implement this requirement, and further provides that in determining whether a charge is “reasonable and proportional” the issuer may generally consider only costs that are specific to the individual transaction. Separately, the Board is authorized to issue regulations that would allow an issuer to adjust interchange fees to reflect the costs associated with fraud mitigation related to debit card transactions, provided that the issuer must comply with fraud-related standards to be established by the Board. The Act further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The Company expects that the Act’s interchange fee provisions will reduce interchange fee revenue, beginning in the fourth quarter of 2011 (see Non-Interest Income). It is anticipated that establishment of the CFPB and these other changes will significantly increase the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Act. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. As of September 30, 2011, People’s United Bank’s non-interest bearing deposits totaled $4.2 billion, or 20.6% of total deposits. The Company’s interest expense may increase and our net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

On July 21, 2011, the Office of the Comptroller of the Currency (the “OCC”) assumed responsibility for the supervision and regulation of all federally-chartered savings banks, and the Board assumed responsibility for the supervision and regulation of all savings and loan holding companies. People’s United Bank has submitted an application to the OCC to convert to a national bank charter from its current federal savings bank charter. In addition, People’s United Financial plans to submit an application to the Board for financial holding company status.

Selected Consolidated Financial Data

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Earnings Data:
Net interest income	$240.0	$221.2	$175.8	$681.5	$509.2
Provision for loan losses	14.4	14.0	21.8	43.0	49.1
Non-interest income (1), (2)	84.7	76.6	68.0	235.9	201.9
Non-interest expense (1), (3)	231.9	207.0	186.3	641.7	582.9
Income before income tax expense	78.4	76.8	35.7	232.7	79.1
Net income	52.9	51.2	24.1	155.8	53.7
Operating earnings (4)	67.3	57.3	27.7	178.4	88.7

Selected Statistical Data:
Net interest margin (5)	4.11%	4.13%	3.74%	4.13%	3.64%
Return on average assets (5)	0.77	0.82	0.44	0.81	0.33
Operating return on average assets (4), (5)	0.98	0.92	0.50	0.93	0.55
Return on average tangible assets (5)	0.84	0.89	0.48	0.88	0.36
Return on average stockholders’ equity (5)	3.8	4.0	1.8	3.9	1.3
Return on average tangible stockholders’ equity (5)	6.6	6.3	2.7	6.3	2.0
Operating return on average tangible stockholders’ equity (4), (5)	8.0	7.1	3.1	7.3	3.2
Efficiency ratio (4)	63.1	65.7	71.2	64.9	72.8

Common Share Data:
Basic and diluted earnings per share	$0.15	$0.15	$0.07	$0.45	$0.15
Operating earnings per share (4)	0.19	0.17	0.08	0.51	0.25
Dividends paid per share	0.1575	0.1575	0.1550	0.4700	0.4625
Dividend payout ratio	108.4%	106.4%	230.4%	106.6%	303.5%
Operating dividend payout ratio (4)	85.3	95.1	200.4	93.1	183.7
Book value per share (end of period)	$15.18	$15.01	$15.04	$15.18	$15.04
Tangible book value per share (end of period) (4)	9.01	9.38	10.07	9.01	10.07
Stock price:
High	13.96	13.81	14.35	14.49	17.08
Low	10.50	12.55	12.56	10.50	12.56
Close (end of period)	11.40	13.44	13.09	11.40	13.09

(1)	Income and expenses associated with merchant services and customer derivatives are presented net in non-interest income for all periods.
(2)	Includes net security gains of $8.6 million and $8.8 million for the three and nine months ended September 30, 2011, respectively.
(3)	Includes a total of $21.5 million, $9.2 million and $5.3 million of merger-related expenses, core system conversion costs and one-time charges for the three months ended September 30, 2011, June 30, 2011, and September 30, 2010, respectively, and $33.8 million and $51.9 million for the nine months ended September 30, 2011 and 2010, respectively.
(4)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(5)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Financial Condition Data:
Total assets	$27,213	$25,323	$24,962	$25,037	$21,897
Loans	20,148	17,687	17,523	17,328	15,120
Securities	2,540	3,226	3,203	3,033	2,478
Short-term investments (1)	779	822	926	1,120	1,218
Allowance for loan losses	177	176	178	173	173
Goodwill and other acquisition-related intangibles	2,151	1,947	1,953	1,962	1,772
Deposits	20,487	18,278	18,110	17,933	15,675
Borrowings	881	1,331	1,158	1,011	254
Subordinated notes and debentures	159	159	176	182	183
Stockholders’ equity	5,291	5,194	5,160	5,219	5,365
Non-performing assets (2)	305	315	292	303	312
Net loan charge-offs	13.4	15.5	9.6	10.9	21.8

Average Balances:
Loans	$19,856	$17,654	$17,290	$15,770	$15,120
Securities	2,976	3,264	3,089	2,457	1,856
Short-term investments (1)	756	629	843	1,418	1,892
Residential mortgage loans held for sale	26	17	52	52	47
Total earning assets	23,614	21,564	21,274	19,697	18,915
Total assets	27,355	24,853	24,623	22,961	21,955
Deposits	20,259	18,225	17,944	16,531	15,801
Total funding liabilities	21,499	19,353	19,121	17,236	16,175
Stockholders’ equity	5,515	5,177	5,185	5,335	5,404

Ratios:
Net loan charge-offs to average loans (annualized)	0.27%	0.35%	0.22%	0.28%	0.58%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	1.88	2.05	1.96	2.09	2.19
Allowance for loan losses to:
Originated loans (2)	1.09	1.15	1.19	1.19	1.22
Originated non-performing loans (2)	68.5	68.0	73.8	70.3	68.6
Average stockholders’ equity to average total assets	20.2	20.8	21.1	23.2	24.6
Stockholders’ equity to total assets	19.4	20.5	20.7	20.8	24.5
Tangible stockholders’ equity to tangible assets (3)	12.5	13.9	13.9	14.1	17.8
Total risk-based capital (4)	16.6	19.1	19.4	19.3	23.3

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans. See Asset Quality.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Consolidated. See Regulatory Capital Requirements.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and certain purchase accounting-related fair value adjustments, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the fully taxable equivalent adjustment on bank-owned life insurance (“BOLI”) income, and excluding certain purchase accounting-related fair value adjustments, gains and losses on sales of assets other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items, People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, core system conversion costs, and one-time charges related to executive-level management separation and severance-related costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The following table summarizes People's United Financial's efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Total non-interest expense	$231.9	$207.0	$186.3	$641.7	$582.9
Adjustments:
Amortization of:
Other acquisition-related intangibles	(7.0)	(6.0)	(6.1)	(18.9)	(15.6)
Purchase accounting-related fair value adjustments (1)	(0.8)	(0.8)	(0.8)	(2.4)	(2.4)
Merger-related expenses	(20.1)	(6.4)	(1.0)	(29.6)	(18.5)
Severance-related costs	(1.4)	—	—	(1.4)	—
Executive-level separation costs	—	(2.8)	—	(2.8)	(15.3)
Other (2)	(2.3)	(1.9)	(3.0)	(6.3)	(6.7)

Total	$200.3	$189.1	$175.4	$580.3	$524.4

Net interest income (FTE basis)	$242.7	$222.5	$176.6	$686.7	$511.6
Total non-interest income	84.7	76.6	68.0	235.9	201.9

Total revenues	327.4	299.1	244.6	922.6	713.5
Adjustments:
BOLI FTE adjustment	0.9	0.8	0.7	2.3	3.1
Purchase accounting-related fair value adjustments (1)	(7.3)	(4.7)	1.0	(17.0)	3.6
Net security gains	(8.6)	(0.1)	—	(8.8)	—
Losses (gains) on sales of acquired loans	4.8	(7.2)	—	(7.9)	—
Other (3)	0.1	—	—	2.3	—

Total	$317.3	$287.9	$246.3	$893.5	$720.2

Efficiency ratio	63.1%	65.7%	71.2%	64.9%	72.8%

(1)	Reflects the impact of amortization and accretion associated with certain purchase accounting-related fair value adjustments recognized in connection with past business combinations. Amounts deducted from non-interest expense represent the impact of adjustments made to acquired premises and equipment to reflect the fair value of such assets and which generally have a remaining life of approximately 6 years at September 30, 2011. Amounts added to (deducted from) total revenues represent the impact of adjustments made to loans acquired prior to January 1, 2010 and liabilities assumed (i.e. time deposits, FHLB advances, repurchase agreements and subordinated notes and debentures) as a result of interest rate-related changes applicable to such instruments and which generally have a weighted average remaining life of approximately 7 years at September 30, 2011. These adjustments are made because management believes such income and expense amounts are not relevant for purposes of evaluating operating efficiency.
(2)	Items classified as “other” and deducted from non-interest expense include, as applicable, certain franchise taxes, real estate owned expenses and contract termination costs.
(3)	Items classified as “other” and added to (deducted from) total revenues include, as applicable, asset write-offs, gains associated with the sale of branch locations and mortgage servicing rights, and interest on an income tax refund.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net income, as reported	$52.9	$51.2	$24.1	$155.8	$53.7

Adjustments to arrive at operating earnings:
Merger-related expenses	20.1	6.4	1.0	29.6	18.5
Severance-related costs	1.4	—	—	1.4	—
Executive-level separation costs	—	2.8	—	2.8	15.3
Core system conversion costs	—	—	4.3	—	18.1

Total pre-tax adjustments	21.5	9.2	5.3	33.8	51.9
Tax effect	(7.1)	(3.1)	(1.7)	(11.2)	(16.9)

Total adjustments, net of tax	14.4	6.1	3.6	22.6	35.0

Operating earnings	$67.3	$57.3	$27.7	$178.4	$88.7

Earnings per share, as reported	$0.15	$0.15	$0.07	$0.45	$0.15

Adjustment to arrive at operating earnings per share:
Merger-related expenses	0.04	0.02	—	0.06	0.03
Severance-related costs	—	—	—	—	—
Executive-level separation costs	—	—	—	—	0.04
Core system conversion costs	—	—	0.01	—	0.03

Total adjustments per share	0.04	0.02	0.01	0.06	0.10

Operating earnings per share	$0.19	$0.17	$0.08	$0.51	$0.25

Average total assets	$27,355	$24,853	$21,955	$25,620	$21,698

Operating return on average assets (annualized)	0.98%	0.92%	0.50%	0.93%	0.55%

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Operating Return on Average Tangible Stockholders’ Equity

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Operating earnings	$67.3	$57.3	$27.7	$178.4	$88.7

Average stockholders’ equity	$5,515	$5,177	$5,404	$5,294	$5,380
Less: average goodwill and average other acquisition-related intangibles	2,154	1,950	1,776	2,021	1,728

Average tangible stockholders’ equity	$3,361	$3,227	$3,628	$3,273	$3,652

Operating return on average tangible stockholders’ equity (annualized)	8.0%	7.1%	3.1%	7.3%	3.2%

Operating Dividend Payout Ratio

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Dividends paid	$57.4	$54.5	$55.5	$166.1	$162.9

Operating earnings	$67.3	$57.3	$27.7	$178.4	$88.7

Operating dividend payout ratio	85.3%	95.1%	200.4%	93.1%	183.7%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

Tangible Equity Ratio

(in millions, except per share data)	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Total stockholders’ equity	$5,291	$5,194	$5,160	$5,219	$5,365
Less: goodwill and other acquisition-related intangibles	2,151	1,947	1,953	1,962	1,772

Tangible stockholders’ equity	$3,140	$3,247	$3,207	$3,257	$3,593

Total assets	$27,213	$25,323	$24,962	$25,037	$21,897
Less: goodwill and other acquisition-related intangibles	2,151	1,947	1,953	1,962	1,772

Tangible assets	$25,062	$23,376	$23,009	$23,075	$20,125

Tangible equity ratio	12.5%	13.9%	13.9%	14.1%	17.8%

Tangible Book Value Per Share

(in millions, except per share data)	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Tangible stockholders’ equity	$3,140	$3,247	$3,207	$3,257	$3,593

Common shares issued	395.46	377.02	376.95	376.62	374.63
Less: Common shares classified as treasury shares	38.07	22.01	22.01	17.49	8.75
Unallocated ESOP common shares	8.80	8.89	8.97	9.06	9.15

Common shares	348.59	346.12	345.97	350.07	356.73

Tangible book value per share	$9.01	$9.38	$9.27	$9.30	$10.07

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. At the acquisition date, Danvers operated 28 branches in the greater Boston area.

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

Financial Overview

People’s United Financial reported net income of $52.9 million, or $0.15 per diluted share, for the three months ended September 30, 2011, compared to $24.1 million, or $0.07 per diluted share, for the year-ago period. Operating earnings were $67.3 million, or $0.19 per share, and $27.7 million, or $0.08 per share, for the respective periods. Third quarter 2011 earnings continue to reflect organic loan and deposit growth, improvement in net interest income, continued positive results in fee-related businesses and tighter expense control.

For the nine months ended September 30, 2011, net income totaled $155.8 million, or $0.45 per diluted share, compared to $53.7 million, or $0.15 per diluted share, for the year-ago period. Operating earnings were $178.4 million, or $0.51 per share, and $88.7 million, or $0.25 per share, for the respective periods.

People’s United Financial completed its acquisition of Danvers on June 30, 2011, effective July 1, 2011. People’s United Financial acquired both Smithtown and LSB on November 30, 2010, Butler Bank on April 16, 2010 and Financial Federal on February 19, 2010. Accordingly, the results of operations for these acquisitions are included beginning as of the respective acquisition dates, and prior period results have not been restated to include Danvers, Smithtown, LSB, Butler Bank and Financial Federal.

People’s United Financial’s operating return on average assets was 0.98% for the three months ended September 30, 2011, compared to 0.50% for the year-ago period. Operating return on average tangible stockholders’ equity was 8.0% for the three months ended September 30, 2011, compared to 3.1% for the year-ago period.

Net interest income increased $64.2 million from the year-ago quarter while the net interest margin improved 37 basis points to 4.11%. The higher net interest margin primarily reflects the benefits from acquisitions as well as a 16 basis point reduction in the cost of deposits, partially offset by the effect of the historically low interest rate environment, and the Company’s excess capital, a portion of which was invested in relatively low-yielding short-term investments and securities purchased under agreements to resell for most of 2010.

Compared to the second quarter of 2011, net interest income increased $18.8 million primarily reflecting the benefit from the Danvers acquisition and a reduction in the cost of deposits, and the net interest margin was relatively flat, declining by 2 basis points.

Compared to the third quarter of 2010, average earning assets increased $4.7 billion, reflecting increases of $4.7 billion in average loans and $1.1 billion in average securities, partially offset by a $1.1 billion decrease in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $5.3 billion, primarily reflecting increases of $4.5 billion in average total deposits and $872 million in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $16.7 million and total non-interest expense increased $45.6 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 63.1% for the third quarter of 2011 compared to 71.2% for the year-ago period.

The provision for loan losses in the third quarter of 2011 totaled $14.4 million compared to $21.8 million in the year-ago quarter. The provision for loan losses in the third quarter of 2011 reflected net loan charge-offs of $13.4 million and a $1.0 million increase in the allowance for loan losses (see Asset Quality). The provision for loan losses in the third quarter of 2010 reflected net loan charge-offs of $21.8 million. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.27% in the third quarter of 2011 compared to 0.58% in the year-ago quarter.

The allowance for loan losses totaled $177.0 million at September 30, 2011, reflecting a $4.5 million increase from December 31, 2010 in response to growth in the commercial and residential mortgage loan portfolios. Non-performing assets totaled $305.2 million at September 30, 2011, a $2.1 million increase from December 31, 2010. At September 30, 2011, the allowance for loan losses as a percentage of originated loans was 1.09% and as a percentage of originated non-performing loans was 68.5% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.3 billion at September 30, 2011 and $5.2 billion at December 31, 2010 and as a percentage of total assets, stockholders’ equity was 19.4% and 20.8%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 12.5% at September 30, 2011 compared to 14.1% at December 31, 2010.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratio were 14.9% and 16.6%, respectively, at September 30, 2011 compared to 14.5% and 19.3%, respectively, at December 31, 2010 (see Regulatory Capital Requirements).

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income (see Treasury). Beginning in the third quarter of 2011, the Company’s FTP methodology relating to certain deposit products was modified, resulting in the allocation of a larger credit to net interest income within Commercial Banking and Retail and Business Banking with the offset allocated to the Treasury area. Prior period results were not restated to reflect this change in methodology.

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

Business Segment Performance Summary

Three months ended September 30, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income	$119.5	$127.3	$1.7	$248.5	$(14.7)	$6.2	$240.0
Provision for loan losses	10.1	2.9	0.1	13.1	—	1.3	14.4
Total non-interest income	16.3	37.8	20.4	74.5	10.6	(0.4)	84.7
Total non-interest expense	56.7	133.2	21.7	211.6	(4.0)	24.3	231.9

Income (loss) before income tax expense (benefit)	69.0	29.0	0.3	98.3	(0.1)	(19.8)	78.4
Income tax expense (benefit)	22.8	9.6	0.1	32.5	—	(7.0)	25.5

Net income (loss)	$46.2	$19.4	$0.2	$65.8	$(0.1)	$(12.8)	$52.9

Total average assets	$14,424.9	$7,376.2	$326.0	$22,127.1	$3,947.2	$1,280.4	$27,354.7
Total average liabilities	2,840.4	17,992.9	202.4	21,035.7	759.5	44.3	21,839.5

Nine months ended September 30, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$322.4	$339.5	$4.3	$666.2	$(4.7)	$20.0	$681.5
Provision for loan losses	27.8	8.1	0.3	36.2	—	6.8	43.0
Total non-interest income	60.3	107.9	58.6	226.8	12.4	(3.3)	235.9
Total non-interest expense	154.3	375.3	65.0	594.6	(2.3)	49.4	641.7

Income (loss) before income tax expense (benefit)	200.6	64.0	(2.4)	262.2	10.0	(39.5)	232.7
Income tax expense (benefit)	66.7	21.3	(0.8)	87.2	3.5	(13.8)	76.9

Net income (loss)	$133.9	$42.7	$(1.6)	$175.0	$6.5	$(25.7)	$155.8

Total average assets	$13,217.4	$6,868.6	$333.8	$20,419.8	$3,989.2	$1,211.0	$25,620.0
Total average liabilities	2,527.6	16,810.9	192.7	19,531.2	736.3	58.7	20,326.2

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”), as well as cash management, correspondent banking and municipal banking.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net interest income	$119.5	$74.6	$322.4	$219.4
Provision for loan losses	10.1	6.8	27.8	19.8
Total non-interest income	16.3	14.2	60.3	40.1
Total non-interest expense	56.7	48.4	154.3	140.5

Income before income tax expense	69.0	33.6	200.6	99.2
Income tax expense	22.8	10.9	66.7	32.3

Net income	$46.2	$22.7	$133.9	$66.9

Total average assets	$14,424.9	$10,837.3	$13,217.4	$10,886.4
Total average liabilities	2,840.4	2,165.9	2,527.6	2,186.6

Commercial Banking net income increased $23.5 million in the third quarter of 2011 compared to the third quarter of 2010, reflecting the benefits from acquisitions as well as organic loan growth. The $44.9 million increase in net interest income reflects an increase in average earning assets, improved spreads on commercial loans due to loan mix and a change in FTP methodology discussed previously, partially offset by narrowing spreads on commercial deposits. Non-interest income reflects an increase in commercial loan fees compared to the third quarter of 2010 and a $4.8 million loss on sale of acquired loans in the third quarter of 2011. The increase in non-interest expense reflects additional non-interest expenses resulting from acquisitions and an increase in amortization expense on leased equipment.

Average assets increased $3.6 billion in the third quarter of 2011 compared to the third quarter of 2010, reflecting organic loan growth and acquisitions.

Retail and Business Banking includes, as its principal business lines, business lending, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity lending), and merchant services.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net interest income	$127.3	$98.1	$339.5	$284.1
Provision for loan losses	2.9	1.7	8.1	4.7
Total non-interest income	37.8	33.3	107.9	100.9
Total non-interest expense	133.2	106.0	375.3	311.1

Income before income tax expense	29.0	23.7	64.0	69.2
Income tax expense	9.6	7.7	21.3	22.6

Net income	$19.4	$16.0	$42.7	$46.6

Total average assets	$7,376.2	$5,897.6	$6,868.6	$5,666.4
Total average liabilities	17,992.9	13,850.4	16,810.9	13,551.4

Retail and Business Banking net income increased $3.4 million in the third quarter of 2011 compared to the third quarter of 2010. The $29.2 million increase in net interest income primarily reflects the growth in deposit balances, an increase in the spread on residential mortgages and consumer loans and a change in FTP methodology discussed previously, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008. The increase in non-interest income reflects an increase in retail bank service charges, partially offset by a decrease in gains on sales of residential mortgages. The $27.2 million increase in non-interest expense reflects increases in direct and allocated expenses primarily due to acquisitions.

Average assets increased $1.5 billion and average liabilities increased $4.1 billion in the third quarter of 2011 compared to the third quarter of 2010, reflecting organic loan and deposit growth, and acquisitions.

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc., other insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net interest income	$1.7	$1.0	$4.3	$2.9
Provision for loan losses	0.1	0.1	0.3	0.2
Total non-interest income	20.4	19.4	58.6	56.6
Total non-interest expense	21.7	21.2	65.0	64.4

Income (loss) before income tax expense (benefit)	0.3	(0.9)	(2.4)	(5.1)
Income tax espense (benefit)	0.1	(0.3)	(0.8)	(1.6)

Net income (loss)	$0.2	$(0.6)	$(1.6)	$(3.5)

Total average assets	$326.0	$325.9	$333.8	$339.3
Total average liabilities	202.4	200.5	192.7	194.3

The improvement in net income (loss) in Wealth Management’s in the third quarter of 2011 compared to the year-ago quarter reflects increases of $0.7 million in net interest income and $1.0 million in non-interest income, partially offset by $0.5 million increase in non-interest expense. Within non-interest income, insurance revenue increased $0.8 million reflecting a higher level of insurance renewals, investment management fees increased $0.7 million and brokerage commissions increased $0.1 million. The increase in non-interest expense primarily reflects an increase in professional and outside services as well as an increase in allocated expenses.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $12.2 billion and $4.1 billion, respectively, at September 30, 2011 compared to $12.6 billion and $4.2 billion, respectively, at December 31, 2010.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net interest income (loss)	$(14.7)	$(13.4)	$(4.7)	$(45.4)
Total non-interest income	10.6	1.9	12.4	6.8
Total non-interest expense	(4.0)	1.5	(2.3)	3.0

Income (loss) before income tax expense (benefit)	(0.1)	(13.0)	10.0	(41.6)
Income tax expense (benefit)	—	(4.2)	3.5	(13.6)

Net income (loss)	$(0.1)	$(8.8)	$6.5	$(28.0)

Total average assets	$3,947.2	$3,912.7	$3,989.2	$3,877.2
Total average liabilities	759.5	102.5	736.3	94.5

Treasury’s net loss in the third quarter of 2011 improved by $8.7 million compared to the 2010 period, reflecting an $8.7 million increase in non-interest income, partially offset by an increase in net interest loss, primarily due to the change in FTP methodology discussed previously. Included in non-interest income in the third quarter of 2011 are $9.1 million of gross security gains resulting from the sale of mortgage-backed securities with a book value of $507 million.

Average securities increased $1.1 billion in the third quarter of 2011 compared to the year-ago period, while average short-term investments and average securities purchased under agreements to resell decreased $1.1 billion. The increase in average liabilities primarily reflects increases in total borrowings and subordinated notes and debentures assumed in connection with acquisitions.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment, reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis, and the FTP impact from excess capital. This category also includes certain non-recurring items, including merger-related expenses, core system conversion costs and one-time charges totaling $21.5 million and $33.8 million for the three and nine months ended September 30, 2011, respectively, and $5.3 million and $51.9 million for the three and nine months ended September 30, 2010, respectively (included in total non-interest-expense). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net interest income	$6.2	$15.5	$20.0	$48.2
Provision for loan losses	1.3	13.2	6.8	24.4
Total non-interest income	(0.4)	(0.8)	(3.3)	(2.5)
Total non-interest expense	24.3	9.2	49.4	63.9

Loss before income tax benefit	(19.8)	(7.7)	(39.5)	(42.6)
Income tax benefit	(7.0)	(2.5)	(13.8)	(14.3)

Net loss	$(12.8)	$(5.2)	$(25.7)	$(28.3)

Total average assets	$1,280.4	$981.1	$1,211.0	$928.6
Total average liabilities	44.3	231.1	58.7	291.6

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

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times beginning in September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which has not changed. The modest two basis point decline in the net interest margin in the third quarter of 2011 primarily reflects continued repricing pressure within the loan portfolios, partially offset by the benefits from the Danvers acquisition. The net interest margin continues to be impacted by the historically low interest rate environment, and the Company’s investment of a portion of its excess capital in relatively low-yielding short-term investments and securities purchased under agreements to resell.

Third Quarter 2011 Compared to Third Quarter 2010

The net interest margin increased 37 basis points to 4.11% compared to the third quarter of 2010. The higher net interest margin primarily reflects the benefits from acquisitions and lower deposit costs. Net interest income (FTE basis) increased $66.1 million, reflecting a $68.4 million increase in total interest and dividend income partially offset by a $2.3 million increase in total interest expense.

Average earning assets totaled $23.6 billion in the third quarter of 2011, a $4.7 billion increase from the third quarter of 2010, reflecting increases of $4.7 billion in average loans and $1.1 billion in average securities, partially offset by a $ $1.1 billion decrease in average short-term investments and securities purchased under agreements to resell. Average loans, average securities, and average short-term investments and securities purchased under agreements to resell comprised 84%, 13% and 3%, respectively, of average earning assets in the third quarter of 2011 compared to 79%, 4% and 17%, respectively, in the 2010 period. In the current quarter, the yield earned on the total loan portfolio was 5.11% and the yield earned on securities, short-term investments and securities resale agreements was 2.44%, compared to 5.12% and 1.47%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 48% of the loan portfolio had floating interest rates at September 30, 2011 compared to approximately 45% at December 31, 2010.

The total average commercial banking loan portfolio increased $3.7 billion compared to the year-ago quarter, reflecting loans acquired through acquisitions as well as organic growth. Average residential mortgage loans increased $1.0 billion compared to the year-ago quarter, reflecting acquisitions and People’s United Financial’s decision in May 2010 to begin retaining newly-originated residential mortgage loans. Average consumer loans increased $57 million compared to the year-ago quarter, reflecting an increase of $92 million in average home equity loans partially offset by a decline of $33 million in average indirect auto loans.

Average funding liabilities increased $5.3 billion compared to the year-ago quarter to $21.5 billion, primarily due to acquisitions. Average deposits increased $4.5 billion, reflecting increases of $662 million in average non-interest-bearing deposits, $2.7 billion in average savings and money market deposits, and $1.1 billion in average time deposits. Average deposits comprised 94% and 98% of average funding liabilities in the third quarter of 2011 and the year-ago period, respectively.

The 15 basis point decrease to 0.63% from 0.78% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 14 basis points from the third quarter of 2010, reflecting decreases of 36 basis points in time deposits and 8 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 53% and 27%, respectively, of average total deposits in the third quarter of 2011 compared to 50% and 28%, respectively, in the 2010 period.

Third Quarter 2011 Compared to Second Quarter 2011

The net interest margin declined 2 basis points in the third quarter, primarily reflecting repricing pressure within the loan portfolios, partially offset by the benefits from the Danvers acquisition. Net interest income (FTE basis) increased $20.2 million compared to the second quarter of 2011, reflecting a $22.6 million increase in total interest and dividend income partially offset by a $2.4 million increase in total interest expense.

Average earning assets increased $2.1 billion, reflecting increases of $2.2 billion in average loans and $127 million in average short-term investments and securities purchased under agreements to resell, partially offset by a decrease of $288 million in average securities. Average funding liabilities increased $2.1 billion, reflecting increases of $2.0 billion in average deposits, $102 million in average borrowings and $10 million in average subordinated notes and debentures. The increases in both average loans and average deposits primarily reflect the addition of Danvers loans and deposits.

The following tables present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, and the nine months ended September 30, 2011 and 2010. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the tables, classified according to the instrument hedged and the risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2011			June 30, 2011			September 30, 2010
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$755.9	$0.5	0.29%	$628.8	$0.4	0.26%	$1,176.2	$0.8	0.28%
Securities purchased under agreements to resell	—	—	—	—	—	—	715.8	0.4	0.21
Securities (2)	2,976.3	22.2	2.99	3,264.4	23.7	2.91	1,855.9	12.6	2.72
Residential mortgage loans held for sale	25.6	0.4	5.80	16.6	0.3	6.63	47.3	0.6	5.43
Loans:
Commercial real estate	7,157.0	98.0	5.48	6,558.1	92.5	5.65	5,464.7	76.3	5.59
Commercial	7,102.3	99.6	5.61	6,099.7	86.9	5.69	5,096.4	68.9	5.40
Residential mortgage	3,356.4	34.5	4.10	2,859.3	29.7	4.16	2,374.2	26.5	4.46
Consumer	2,240.7	21.5	3.84	2,136.8	20.6	3.87	2,184.1	22.2	4.06

Total loans	19,856.4	253.6	5.11	17,653.9	229.7	5.21	15,119.4	193.9	5.13

Total earning assets	23,614.2	$276.7	4.69%	21,563.7	$254.1	4.71%	18,914.6	$208.3	4.41%

Other assets	3,740.5			3,289.1			3,040.0

Total assets	$27,354.7			$24,852.8			$21,954.6

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,094.5	$—	—%	$3,849.6	$—	—%	$3,432.4	$—	—%
Savings, interest-bearing checking and money market	10,642.9	14.1	0.53	9,353.7	12.4	0.53	7,929.6	12.0	0.61
Time	5,522.0	14.4	1.04	5,021.9	14.0	1.12	4,439.1	15.6	1.40

Total deposits	20,259.4	28.5	0.56	18,225.2	26.4	0.58	15,801.1	27.6	0.70

Borrowings:
FHLB advances	514.6	1.8	1.39	478.7	1.8	1.56	9.8	0.1	5.19
Retail repurchase agreements	520.6	0.5	0.43	432.3	0.5	0.44	178.5	0.2	0.47
Federal funds purchased and other borrowings	27.9	0.1	0.95	50.0	0.1	0.58	2.7	—	—

Total borrowings	1,063.1	2.4	0.91	961.0	2.4	1.00	191.0	0.3	0.71

Subordinated notes and debentures	176.0	3.1	6.86	166.4	2.8	6.78	182.7	3.8	8.28

Total funding liabilities	21,498.5	$34.0	0.63%	19,352.6	$31.6	0.65%	16,174.8	$31.7	0.78%

Other liabilities	341.0			322.9			375.6

Total liabilities	21,839.5			19,675.5			16,550.4
Stockholders’ equity	5,515.2			5,177.3			5,404.2

Total liabilities and stockholders’ equity	$27,354.7			$24,852.8			$21,954.6

Net interest income/spread (3)		$242.7	4.06%		$222.5	4.06%		$176.6	3.62%

Net interest margin			4.11%			4.13%			3.74%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $2.7 million, $1.3 million and $0.8 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2011			September 30, 2010
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$705.8	$1.5	0.29%	$2,031.8	$4.0	0.26%
Securities purchased under agreements to resell	36.4	0.1	0.17	406.4	0.6	0.20
Securities (2)	3,109.3	67.2	2.88	1,283.9	29.9	3.10
Residential mortgage loans held for sale	31.5	1.4	5.96	40.6	1.7	5.53
Loans:
Commercial real estate	6,923.5	292.1	5.63	5,439.9	226.2	5.55
Commercial	6,199.1	266.0	5.72	4,919.9	198.2	5.37
Residential mortgage	2,976.9	93.5	4.19	2,418.1	82.3	4.54
Consumer	2,176.6	63.0	3.86	2,209.3	67.5	4.07

Total loans	18,276.1	714.6	5.21	14,987.2	574.2	5.11

Total earning assets	22,159.1	$784.8	4.72%	18,749.9	$610.4	4.34%

Other assets	3,460.9			2,948.0

Total assets	$25,620.0			$21,697.9

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$3,915.0	$—	—%	$3,352.8	$—	—%
Savings, interest-bearing checking and money market	9,676.5	38.6	0.53	7,723.6	35.9	0.62
Time	5,226.6	42.9	1.09	4,494.8	50.4	1.50

Total deposits	18,818.1	81.5	0.58	15,571.2	86.3	0.74

Borrowings:
FHLB advances	497.7	5.5	1.48	9.9	0.3	5.58
Retail repurchase agreements	472.8	1.5	0.43	165.0	0.6	0.45
Federal funds purchased and other borrowings	36.8	0.3	0.74	7.0	0.2	3.26

Total borrowings	1,007.3	7.3	0.96	181.9	1.1	0.84

Subordinated notes and debentures	174.0	9.3	7.09	182.4	11.4	8.30

Total funding liabilities	19,999.4	$98.1	0.65%	15,935.5	$98.8	0.83%

Other liabilities	326.8			382.9

Total liabilities	20,326.2			16,318.4
Stockholders’ equity	5,293.8			5,379.5

Total liabilities and stockholders’ equity	$25,620.0			$21,697.9

Net interest income/spread (3)		$686.7	4.07%		$511.6	3.51%

Net interest margin			4.13%			3.64%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	The FTE adjustment was $5.2 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30, 2011 Compared To
	September 30, 2010 Increase (Decrease)			June 30, 2011 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.3)	$—	$(0.3)	$0.1	$—	$0.1
Securities purchased under agreements to resell	(0.4)	—	(0.4)	—	—	—
Securities	8.3	1.3	9.6	(2.1)	0.6	(1.5)
Residential mortgage loans held for sale	(0.3)	0.1	(0.2)	0.1	—	0.1
Loans:
Commercial real estate	23.2	(1.5)	21.7	8.3	(2.8)	5.5
Commercial	28.0	2.7	30.7	14.1	(1.4)	12.7
Residential mortgage	10.2	(2.2)	8.0	5.1	(0.3)	4.8
Consumer	0.6	(1.3)	(0.7)	1.0	(0.1)	0.9

Total loans	62.0	(2.3)	59.7	28.5	(4.6)	23.9

Total change in interest and dividend income	69.3	(0.9)	68.4	26.6	(4.0)	22.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	3.7	(1.6)	2.1	1.7	—	1.7
Time	3.3	(4.5)	(1.2)	1.4	(1.0)	0.4

Total deposits	7.0	(6.1)	0.9	3.1	(1.0)	2.1

Borrowings:
FHLB advances	1.8	(0.1)	1.7	0.1	(0.1)	—
Retail repurchase agreements	0.4	(0.1)	0.3	0.1	(0.1)	—
Federal funds purchased and other borrowings	0.1	—	0.1	—	—	—

Total borrowings	2.3	(0.2)	2.1	0.2	(0.2)	—

Subordinated notes and debentures	(0.1)	(0.6)	(0.7)	0.2	0.1	0.3

Total change in interest expense	9.2	(6.9)	2.3	3.5	(1.1)	2.4

Change in net interest income	$60.1	$6.0	$66.1	$23.1	$(2.9)	$20.2

Volume and Rate Analysis

	Nine Months Ended September 30, 2011 Compared To September 30, 2010 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(2.8)	$0.3	$(2.5)
Securities purchased under agreements to resell	(0.5)	—	(0.5)
Securities	39.6	(2.3)	37.3
Residential mortgage loans held for sale	(0.4)	0.1	(0.3)
Loans:
Commercial real estate	62.6	3.3	65.9
Commercial	54.2	13.6	67.8
Residential mortgage	17.9	(6.7)	11.2
Consumer	(1.0)	(3.5)	(4.5)

Total loans	133.7	6.7	140.4

Total change in interest and dividend income	169.6	4.8	174.4

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	8.3	(5.6)	2.7
Time	7.3	(14.8)	(7.5)

Total deposits	15.6	(20.4)	(4.8)

Borrowings:
FHLB advances	5.6	(0.4)	5.2
Retail repurchase agreements	1.0	(0.1)	0.9
Federal funds purchased and other borrowings	0.3	(0.2)	0.1

Total borrowings	6.9	(0.7)	6.2

Subordinated notes and debentures	(0.5)	(1.6)	(2.1)

Total change in interest expense	22.0	(22.7)	(0.7)

Change in net interest income	$147.6	$27.5	$175.1

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Bank service charges	$35.8	$32.9	$31.5	$99.7	$95.6
Investment management fees	8.4	8.3	7.6	24.9	24.1
Insurance revenue	9.0	6.6	8.3	23.5	21.9
Brokerage commissions	2.8	3.3	2.8	9.3	8.4
Net security gains:
Trading account securities	—	0.1	—	0.1	—
Debt securities	8.6	—	—	8.7	—
Equity securities	—	—	—	—	—

Total net security gains	8.6	0.1	—	8.8	—

Net (losses) gains on sales of loans	(3.5)	8.3	2.4	13.4	7.9
Bank-owned life insurance	2.0	1.4	1.4	4.6	5.8
Merchant services income, net	1.1	1.1	1.1	3.2	3.2
Other non-interest income:
Commercial banking fees	9.8	4.4	3.6	19.3	10.0
Operating lease income	6.4	6.2	5.4	18.7	13.5
Other	4.3	4.0	3.9	10.5	11.5

Total other non-interest income	20.5	14.6	12.9	48.5	35.0

Total non-interest income	$84.7	$76.6	$68.0	$235.9	$201.9

Total non-interest income increased $16.7 million compared to the third quarter of 2010 and $8.1 million compared to the second quarter of 2011. The improvement in non-interest income compared to the second quarter of 2011 primarily reflects continued improvement in fee income and insurance revenue, the Danvers acquisition, as well as net security gains, partially offset by a net loss on sales of loans.

The increase in bank service charges from the second quarter of 2011 primarily reflects seasonally stronger interchange and other fees. Bank service charges are expected to decline (beginning in the fourth quarter of 2011) by approximately $20 million on an annualized basis as a result of certain provisions of the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (see Recent Market Developments). The increase in insurance revenue reflects the seasonal nature of insurance renewals. The decline in brokerage commissions from the second quarter of 2011 reflects lower commissions on mutual funds and fixed income products due to the uncertainty in the equity markets and the low interest rate environment.

In the third quarter of 2011, People’s United Financial sold mortgage-backed securities with a book value of $507 million to reduce book value at risk resulting from higher pre-payment speeds and recorded $9.1 million of gross security gains.

Net (losses) gains on sales of loans in the third and second quarter of 2011 include a net loss of $4.8 million and a net gain of $7.2 million, respectively, resulting from sales of acquired loans with contractual balances of approximately $41 million and $56 million, respectively (carrying amounts of approximately $32 million and $41 million, respectively). Net gains on sales of residential mortgage loans totaled $1.3 million in the third quarter of 2011, $1.1 million the second quarter of 2011 and $2.4 million in the third quarter of 2010. The decline in net gains on sales of residential mortgage loans reflects the lower level of residential mortgage loan sales (a 39% decline in volume in the third quarter of 2011 from last year’s third quarter) due to the lower level in refinancing activity in the third and second quarters of 2011.

BOLI income totaled $2.0 million ($2.9 million on a taxable-equivalent basis) in the third quarter of 2011, compared to $1.4 million ($2.1 million on a taxable-equivalent basis) in the year-ago quarter and $1.4 million ($2.2 million on a taxable-equivalent basis) in the second quarter of 2011. The increase from both the year-ago period and the second quarter of 2011 primarily reflects a modest increase in the crediting rate.

Within non-interest income, the expenses related to the Company’s merchant services business and customer derivative activities are presented on a net basis for all periods, along with the respective revenues. The increases in commercial banking fees and operating lease income reflect higher levels commercial loan fees and equipment leased to PCLC customers.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Compensation and benefits	$110.1	$102.5	$93.2	$318.0	$282.1
Occupancy and equipment	34.9	30.9	28.0	98.9	86.3
Professional and outside service fees	18.6	17.4	18.5	51.9	52.9
Other non-interest expense:
Amortization of other acquisition-related intangibles	7.0	6.0	6.1	18.9	15.6
Regulatory	6.9	7.3	6.8	21.7	20.8
Amortization of leased equipment	5.3	5.1	4.5	15.5	11.3
Advertising and promotion	4.0	4.6	4.5	11.8	12.2
Stationery, printing and postage	3.2	2.9	3.3	9.3	10.2
Other	21.8	23.9	20.4	66.1	73.0

Total other non-interest expense	48.2	49.8	45.6	143.3	143.1

Total	211.8	200.6	185.3	612.1	564.4
Merger-related expenses	20.1	6.4	1.0	29.6	18.5

Total non-interest expense	$231.9	$207.0	$186.3	$641.7	$582.9

Efficiency ratio	63.1%	65.7%	71.2%	64.9%	72.8%

Excluding the effect of merger-related expenses, total non-interest expense in the third quarter of 2011 increased $26.5 million compared to the third quarter of 2010 and $11.2 million compared to the second quarter of 2011. The third quarter of 2011 includes a full quarter of non-interest expense related to Danvers (approximately $12.2 million) and $1.4 million of severance-related costs (included in other non-interest expense), while the second quarter of 2011 includes $2.8 million of executive-level separation costs (included in other non-interest expense). Included in the year-ago quarter is $4.3 million of core system conversion costs. Merger-related expenses included (i) investment advisory, legal, accounting and valuation services, (ii) debt prepayment costs, (iii) compensatory charges, and (iv) regulatory filings. Merger-related expenses in the third quarter of 2011 include a $9.3 million charge relating to the prepayment of $284 million of callable FHLB advances.

The efficiency ratio was 63.1% in the third quarter of 2011 compared to 71.2% in the year-ago quarter (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $16.9 million compared to the year-ago quarter and $7.6 million compared to the second quarter of 2011. The year-over-year increase reflects additional compensation and benefit costs resulting from the acquisitions completed in 2011 and 2010, normal merit increases and higher benefit-related costs. The increase from the second quarter of 2011 primarily reflects additional Danvers compensation and benefits costs, partially offset by lower payroll tax expense as a result of more employees having reached the maximum payroll tax limits and lower benefit-related costs.

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

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the Company’s other postretirement benefits obligation, which totaled $10.7 million at December 31, 2010, and related net periodic benefit expense, which totaled $0.7 million for the nine months ended September 30, 2011, depends on finalization of related regulatory requirements; however, the impact is not expected to be material. People’s United Financial will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

The increase in professional and outside services compared to the second quarter of 2011 reflects a higher level of information technology costs and real estate appraisal fees. The increase in amortization expense of leased equipment relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2011 and each of the next five years is as follows: $25.8 million in 2011; $26.4 million in 2012; $25.7 million in 2013; $24.3 million in 2014; $23.3 million in 2015; and $13.0 million in 2016.

Income Taxes

People’s United Financial’s effective income tax rate was 32.5% for the third quarter of 2011, compared to 33.3% for the second quarter of 2011 and 32.5% for the full-year of 2010. The effective income tax rate in the third quarter of 2011 reflects $0.6 million of tax reserves that were released as a result of closed tax years. Excluding the benefit from releasing these reserves, the income tax rate was 33.3%, which approximates the expected income tax rate for the remainder of 2011. The increase in the effective rate in 2011 primarily reflects the higher effective state rate resulting from the Company’s further expansion into states with higher corporate income tax rates.

The difference between People’s United Financial’s effective income tax rate for the nine months ended September 30, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) tax exempt interest earned on certain investments; (ii) tax exempt income from bank-owned life insurance; (iii) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2011 were $27.2 billion, a $2.2 billion increase from December 31, 2010, reflecting increases of $2.8 billion in total loans, $198 million in goodwill and $179 million in short-term investments, partially offset by decreases of $520 million in securities purchased under agreements to resell, $493 million in total securities and $43 million in residential mortgage loans held for sale.

At September 30, 2011, liabilities totaled $21.9 billion, a $2.1 billion increase from December 31, 2010, reflecting a $2.6 billion increase in total deposits, partially offset by decreases of $296 million in other liabilities and $130 million in total borrowings. At the acquisition date, the fair value of Danvers’ deposits totaled $2.1 billion. The decrease in total borrowings primarily reflects the repayment of callable FHLB advances assumed in acquisitions.

The increase in total loans from December 31, 2010 to September 30, 2011 reflects increases of $1.9 billion in commercial banking loans and $855 million in residential mortgage loans, partially offset by a $63 million decrease in consumer loans. Originated loans increased $1.7 billion from December 31, 2010 (commercial banking loans increased $1.0 billion and retail loans increased $682 million) and acquired loans increased $1.1 billion. At the acquisition date, the fair value of Danvers’ loans totaled $1.9 billion. The decrease in total securities reflects the sale during the third quarter of 2011 of mortgage-backed securities with a book value of $507 million to reduce book value at risk.

Non-performing assets (excluding acquired non-performing loans) totaled $305.2 million at September 30, 2011, a $2.1 million increase from year-end 2010, primarily reflecting an increase of $21.4 million in non-performing commercial banking loans, essentially offset by decreases of $13.3 million in non-performing residential mortgage loans and $12.1 million in real estate owned (“REO”). The allowance for loan losses was $177.0 million at September 30, 2011 compared to $172.5 million at December 31, 2010. At September 30, 2011, the allowance for loan losses as a percent of originated loans was 1.09% and as a percent of originated non-performing loans was 68.5%, compared to 1.19% and 70.3%, respectively, at December 31, 2010.

People’s United Financial’s total stockholders’ equity was $5.3 billion at September 30, 2011, a $71 million increase from December 31, 2010. This increase primarily reflects the issuance of 18.5 million shares of common stock with a fair value of approximately $248 million in connection with the Danvers acquisition, net income of $155.8 million and a $62.2 million decrease in Accumulated Other Comprehensive Loss since December 31, 2010, partially offset by dividends paid of $166.1 million and open market repurchases of 20.4 million shares of common stock at a total cost of $247.2 million. As a percentage of total assets, stockholders’ equity was 19.4% at September 30, 2011 compared to 20.8% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 12.5% at September 30, 2011 compared to 14.1% at December 31, 2010.

People’s United Financial’s (consolidated) tier 1 and total risk-based capital ratios were 15.2% and 16.6%, respectively, at September 30, 2011, compared to 17.5% and 19.3%, respectively, at December 31, 2010. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.8%, 14.1% and 14.9%, respectively, at September 30, 2011, compared to 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010 (see Regulatory Capital Requirements).

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

Commercial Real Estate

(in millions)	September 30, 2011	December 31, 2010
Property Type:
Office buildings	$2,047.5	$1,837.5
Residential (multi-family)	1,824.2	1,271.3
Retail	1,653.2	1,759.8
Industrial/manufacturing	509.2	670.6
Hospitality and entertainment	407.7	551.0
Mixed/Special use	277.4	590.7
Land	182.9	269.4
Self storage	130.6	151.6
Health care	42.7	114.2
Other properties	67.5	90.2

Total commercial real estate	$7,142.9	$7,306.3

Commercial and Industrial

(in millions)	September 30, 2011	December 31, 2010
Industry:
Finance, insurance and real estate	$1,155.6	$725.8
Service	1,097.3	658.5
Manufacturing	826.5	531.6
Retail sales	508.3	223.6
Wholesale distribution	500.8	254.3
Health services	430.2	210.0
Construction	220.1	145.4
Arts/entertainment/recreation	155.3	65.2
Transportation/utility	104.6	76.9
Public administration	76.1	63.5
Agriculture	24.8	29.7
Other	169.9	111.1

Total commercial and industrial	$5,269.5	$3,095.6

Equipment Financing

(in millions)	September 30, 2011	December 31, 2010
Industry:
Transportation/utility	$588.1	$630.2
Printing	344.3	381.0
Construction	343.9	427.8
General manufacturing	217.5	176.4
Waste	131.4	135.0
Retail sales	114.7	103.6
Packaging	82.9	89.9
Service	63.7	43.9
Wholesale distribution	33.9	35.1
Health services	24.6	21.8
Food services	24.5	30.6
Other	23.5	25.1

Total equipment financing	$1,993.0	$2,100.4

Residential Mortgage

(in millions)	September 30, 2011	December 31, 2010
Adjustable-rate	$2,916.7	$2,117.9
Fixed-rate	585.3	529.6

Total residential mortgage	$3,502.0	$2,647.5

Consumer

(in millions)	September 30, 2011	December 31, 2010
Home equity lines of credit	$1,862.3	$1,759.2
Home equity loans	200.4	217.6
Indirect auto	134.9	155.2
Other	43.2	45.9

Total consumer	$2,240.8	$2,177.9

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification because they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status. See Note 4 to the Consolidated Financial Statements for information regarding additional disclosures relating to TDRs.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At September 30, 2011, the loan portfolio included $507 million of interest-only residential mortgage loans, of which $26 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated independent third-party appraisals are obtained for residential mortgage loans 90 days past due. At September 30, 2011, non-performing residential mortgage loans totaling $5.9 million had current loan-to-value ratios of more than 100%.

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

Portfolio Risk Elements – Home Equity Lending

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

The following table sets forth, as of September 30, 2011, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2011	$24.0
2012	129.5
2013	279.2
2014	361.3
2015	392.8
2016	397.8
Later years	2,019.9

Total	$3,604.5

Essentially all (99%) of our HELOCs are presently in their draw period. Our default and delinquency statistics indicate a higher level of occurrence for converted amortizing payment loans when compared to HELOCs that are still in the draw period.

The delinquency statistics at September 30, 2011 are as follows:

HELOC Status (dollars in millions)	Portfolio Balance	Delinquencies	Delinquency %
Still in draw period	$1,833.3	$ 22.0	1.20%
Amortizing payment	27.6	1.0	3.62

For the three months ended September 30, 2011, approximately 35% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of our home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum loan-to-value ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower loan-to-value ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio with respect to first liens serviced by third parties that are in front of our junior liens, as lien position data has not historically been captured on our loan servicing systems. Effective January 2011, we began tracking lien position data for all new originations and our Collections Department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2011, the portion of our home equity portfolio greater than 90 days past due with a CLTV greater than 80% was $4.8 million.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are unable to associate a specific first lien with our junior lien. As of September 30, 2011, there were 57 loans totaling $3.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 23 of the loans (totaling $1.1 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 23 loans was $0.3 million as of September 30, 2011. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% in 2011.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower loan-to-value ratios; and (iii) higher credit scores. Notwithstanding the maximum loan-to-value ratios and minimum FICO scores discussed previously, actual loan-to-value ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2011, approximately 70% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

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

People’s United Financial’s construction loan portfolio totaled $760 million (approximately 4% of total loans) at September 30, 2011. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $1.0 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2011, construction loans totaling $275 million had remaining available interest reserves totaling $16 million. At that date, the Company had construction loans with interest reserves totaling $3 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $6 million of restructured construction loans as of September 30, 2011.

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

The Company’s allowance for loan losses consists of three elements: (i) an allowance for larger-balance, non-homogeneous loans that are evaluated on an individual (loan-by-loan) basis; (ii) an allowance for smaller-balance homogeneous loans that are evaluated on a collective basis; and (iii) a specific allowance for individual loans deemed to be impaired, including originated loans classified as TDRs.

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

Loan-to-value ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. Loan-to-value ratios are updated for loans 90 days past due and FICO scores are updated for the entire portfolio twice each year, in January and July. The portfolio stratification (High, Moderate and Low risk) and identification of the corresponding credit quality indicators occurs quarterly.

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

With respect to portfolio stratification based on the aforementioned portfolio-specific risk characteristics, each risk category is currently assigned an applicable reserve factor. For residential mortgage loans, the “Moderate” (or baseline) reserve factor represents the portfolio’s net charge-off rate for the preceding fiscal year. For home equity loans, the “Moderate” (or baseline) reserve factor represents an average of the portfolio’s monthly net charge-off rates for the preceding three months. The portfolio-specific risk elements component of the related allowance for loan losses employs a shorter look-back period as it is intended to identify emerging portfolio trends in credit quality as determined by reference to a loan’s initial underwriting as well as subsequent changes in property values and borrower credit scores. Accordingly, the shorter look-back period is deemed to provide a better basis on which to analyze such trends.

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

The amount reflecting our consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan loss always contains a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no changes in the qualitative factor component of the related allowance for loan losses during the nine months ended September 30, 2011.

The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans in excess of $250,000 that have been placed on non-accrual status and (ii) originated loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair values of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee. At September 30, 2011 and December 31, 2010, the allowance for loan losses included specific reserves of $8.8 million and $6.7 million, respectively, relating to TDRs.

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

People’s United Financial did not change its practices with respect to determining the allowance for loan losses during the first nine months of 2011. While People’s United Financial seeks to use the best available information to make these evaluations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without a carryover of the respective allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans are generally segregated into pools based on their principal common risk characteristics such as broad asset type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level in accordance with the applicable accounting model for such loans and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. There was no related allowance for loan losses for acquired loans at September 30, 2011 or December 31, 2010, as there were no decreases in expected cash flows compared to the estimates made at the respective acquisition dates.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Balance at beginning of period	$176.0	$177.5	$172.5	$172.5	$172.5
Charge-offs	(14.6)	(17.4)	(22.6)	(42.4)	(52.5)
Recoveries	1.2	1.9	0.8	3.9	3.4

Net loan charge-offs	(13.4)	(15.5)	(21.8)	(38.5)	(49.1)
Provision for loan losses	14.4	14.0	21.8	43.0	49.1

Balance at end of period	$177.0	$176.0	$172.5	$177.0	$172.5

Allowance for loan losses as a percentage of:
Originated loans	1.09%	1.15%	1.22%	1.09%	1.22%
Originated non-performing loans	68.5	68.0	68.6	68.5	68.6
Commercial banking allowance for loan losses as a percentage of originated commercial banking loans	1.48	1.55	1.66	1.48	1.66
Retail allowance for loan losses as a percentage of originated retail loans	0.26	0.25	0.24	0.26	0.24

The provision for loan losses totaled $14.4 million in the third quarter of 2011, reflecting $13.4 million in net loan charge-offs and a $1.0 million increase in the allowance for loan losses. The provision for loan losses in the third quarter of 2011 reflects a $5.7 million increase in the allowance for loan losses in light of continued strong growth in the commercial and residential mortgage loan portfolios, partially offset by charge-offs totaling $4.7 million against previously established specific reserves. The provision for loan losses in the year-ago period reflected $21.8 million in net loan charge-offs. The allowance for loan losses as a percentage of originated loans was 1.09% and 1.19% at September 30, 2011 and December 31, 2010, respectively.

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

Net Loan Charge-Offs

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Commercial Banking:
Commercial real estate	$4.6	$9.3	$13.5	$17.2	$24.1
Commercial and industrial	4.4	1.6	3.1	8.3	11.9
Equipment financing	0.8	2.3	1.6	4.3	6.2

Total	9.8	13.2	18.2	29.8	42.2

Retail:
Residential mortgage	2.1	1.2	1.2	4.9	1.7
Home equity	1.1	0.8	1.3	2.7	3.3
Other consumer	0.4	0.3	1.1	1.1	1.9

Total	3.6	2.3	3.6	8.7	6.9

Total	$13.4	$15.5	$21.8	$38.5	$49.1

Net Loan Charge-Offs as a Percentage of Average Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Commercial Banking:
Commercial real estate	0.26%	0.57%	0.98%	0.33%	0.59%
Commercial and industrial	0.34	0.16	0.43	0.26	0.57
Equipment financing	0.16	0.46	0.29	0.28	0.39
Retail
Residential mortgage	0.25	0.16	0.21	0.21	0.09
Home equity	0.21	0.17	0.26	0.18	0.15
Other consumer	0.97	0.54	1.88	0.78	1.57
Total portfolio	0.27%	0.35%	0.58%	0.28%	0.44%

Net loan charge-offs as a percentage of average total loans decreased 31 basis points in the third quarter of 2011 compared to the year-ago period. The lower ratio reflects (i) a $4.7 billion increase in average loans (the denominator), and (ii) an $8.4 million decrease in net loan charges from the year-ago quarter. The relatively low level of net loan charge-offs in terms of absolute dollars and as a percentage of average loans is unlikely to be sustainable in the future. Management believes that the level of the allowance for loan losses at September 30, 2011 is appropriate to cover probable losses.

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

Non-Performing Assets

(dollars in millions)	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Originated non-performing loans:
Commercial Banking:
Commercial real estate (1)	$91.0	$90.2	$71.7	$82.5	$85.0
Commercial and industrial (1)	49.2	54.1	48.9	38.2	34.3
Equipment financing	37.9	36.0	38.6	36.0	35.1

Total	178.1	180.3	159.2	156.7	154.4

Retail:
Residential mortgage	65.5	65.8	70.4	78.8	87.0
Home equity	14.2	12.3	10.5	9.1	9.3
Other consumer	0.5	0.4	0.4	0.6	0.7

Total	80.2	78.5	81.3	88.5	97.0

Total originated non-performing loans (2)	258.3	258.8	240.5	245.2	251.4
REO	27.7	33.5	38.1	39.8	34.9
Repossessed assets	19.2	23.1	13.5	18.1	25.7

Total non-performing assets	$305.2	$315.4	$292.1	$303.1	$312.0

Originated non-performing loans as a percentage oforiginated loans	1.60%	1.69%	1.62%	1.70%	1.77%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.88	2.05	1.96	2.09	2.19
Tangible stockholders’ equity andallowance for loan losses	9.20	9.21	8.63	8.84	8.29

(1)	Non-performing commercial and industrial loans at March 31, 2011 include approximately $10.7 million of loans secured, in part, by owner-occupied commercial properties that were previously classified as non-performing commercial real estate loans.
(2)	Reported net of government guarantees totaling $11.3 million at Sept. 30, 2011, $10.7 million at June 30, 2011, $10.0 million at March 31, 2011, $9.4 million at Dec. 31, 2010 and $8.8 million at Sept. 30, 2010. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. The principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $226 million and $15 million, respectively, at September 30, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded given that the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets increased $2.1 million from December 31, 2010 and equaled 1.88% of originated loans, REO and repossessed assets at September 30, 2011. The increase in total non-performing assets from December 31, 2010 reflects increases in non-performing commercial and industrial loans of $11.0 million, non-performing commercial real estate loans of $8.5 million, non-performing consumer loans of $5.0 million, non-performing equipment financing loans of $1.9 million and repossessed assets of $1.1 million, essentially offset by decreases in non-performing residential mortgage loans of $13.3 million, and REO of $12.1 million. Included in non-performing commercial real estate loans at September 30, 2011 is a previously disclosed loan with a remaining balance of $23 million that was placed on non-accrual status during the second quarter of 2011. Loans past due 90 days or more and still accruing interest totaled $1.2 million at December 31, 2010 (none at September 30, 2011).

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $537 million in originated potential problem loans at September 30, 2011. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2011, originated potential problem loans consisted of $222 million of commercial and industrial loans, $184 million of commercial real estate loans and $131 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase in the last quarter of 2011.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2011, People’s United Financial (parent company) liquid assets included $52 million in debt securities available for sale. People’s United Bank’s liquid assets included $1.2 billion in cash and cash equivalents, $2.3 billion in debt securities available for sale and $70 million in trading account securities. Securities available for sale with a fair value of $1.5 billion at September 30, 2011 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $20.5 billion at September 30, 2011 and represented 76% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $880 million and $159 million, respectively, at September 30, 2011, representing 3.3% and 0.6%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At September 30, 2011, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $3.2 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.6 billion at that date.

At September 30, 2011, People’s United Bank had outstanding commitments to originate loans totaling $1.2 billion and approved, but unused, lines of credit extended to customers totaling $3.9 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.29 billion at September 30, 2011, a $71 million increase compared to $5.22 billion at December 31, 2010. The increase primarily reflects the issuance of 18.5 million shares of common stock with a fair value of approximately $248 million in connection with the Danvers acquisition, net income of $155.8 million and a $62.2 million decrease in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2010, partially offset by dividends paid of $166.1 million and open market repurchases of 20.4 million shares of common stock at a total cost of $247.2 million. The decrease in AOCL primarily reflects the after-tax increase in the net unrealized gain on securities available for sale and an after-tax decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans.

Stockholders’ equity equaled 19.4% of total assets at September 30, 2011 and 20.8% at December 31, 2010. Tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) equaled 12.5% of tangible assets (total assets less goodwill and other acquisition-related intangibles) at September 30, 2011 and 14.1% at December 31, 2010.

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or a maximum of 17.3 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s then-outstanding common stock, or a maximum of 17.5 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

In February 2011 and September 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, respectively. During the first nine months of 2011, 20.4 million shares of People’s United Financial common stock were repurchased under the stock repurchase programs at a total cost of $247.2 million. Also in February 2011, People’s United Financial filed a registration statement with the Securities and Exchange Commission for 144,400 shares of its common stock. Such shares are issuable to the selling shareholders upon the exercise of outstanding warrants previously issued by Smithtown. The exercise price is approximately $37.83 per share, subject to certain adjustments.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. The Company’s Board of Directors also declared a quarterly dividend on its common stock of $0.1575 per share. The dividend is payable on November 15, 2011 to shareholders of record on November 1, 2011.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 11.8% at September 30, 2011, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC, which assumed responsibility for the supervision and regulation of all federally-chartered savings banks from the Office of Thrift Supervision (“OTS”) effective July 21, 2011.

People’s United Bank is also subject to risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2011 with ratios of 11.8% and 14.9%, respectively, compared to 11.4% and 14.5%, respectively, at December 31, 2010. People’s United Bank’s regulatory capital ratios exceeded the numeric criteria for classification as a “well capitalized” institution at September 30, 2011.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2011 to the minimum requirements. The leverage and risk-based capital requirements of the OCC are substantially the same as those of the OTS. At September 30, 2011, People’s United Bank’s adjusted total assets, as defined, were $24.9 billion and its total risk-weighted assets, as defined, were $20.8 billion. At September 30, 2011, People’s United Bank exceeded each of its regulatory capital requirements.

As of September 30, 2011 (dollars in millions)	Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,942.8	(1)	11.8%	n/a	n/a	$373.2	1.5%
Leverage (core) capital	2,942.8	(1)	11.8	$1,244.0	5.0%	995.2	4.0
Total risk-based capital	3,112.2	(2)	14.9	2,084.0	10.0	1,667.2	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

In September 2010, the Basel Committee on Banking Supervision released revisions to recommended capital requirements, which are referred to as Basel III. People’s United Bank’s capital ratios at September 30, 2011 were well in excess of these new capital requirements. These new capital ratio requirements are still considered preliminary, and there is a prolonged implementation time frame. Management will monitor any proposed clarifications of the benchmarks.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	September 30, 2011	December 31, 2010
Tangible equity to tangible assets	12.5%	14.1%
Leverage (Tier 1 capital to adjusted total assets)	12.8	14.5
Tier 1 common equity to total risk-weighted assets (1)	15.0	17.0
Tier 1 risk-based capital to total risk-weighted assets	15.3	17.5
Total risk-based capital to total risk-weighted assets	16.7	19.3

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangibles.

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

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning September 30, 2011. Given the interest rate environment at September 30, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	20.2%
+200	12.8
+100	5.7
-25	(1.1)

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

The following table shows the estimated percentage change in People’s United Financial’s Net Present Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at September 30, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Net Present Value of Equity
+300	1.3%
+200	1.6
+100	0.9
-25	(0.3)

People’s United Financial’s interest rate risk position at September 30, 2011, as set forth in the Income at Risk and Net Present Value of Equity at Risk tables above, reflects its excess capital position at that date. Management’s current posture is to invest a portion of such excess capital in liquid, short-term investments and securities purchased under agreements to resell. While this strategy places pressure on net interest income in a low rate environment, management views such risk as an acceptable alternative in light of the current credit environment. Based on the Company’s current interest rate position, an immediate 100 basis points increase in interest rates translates to an approximate $40 million increase in net interest income on an annualized basis. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At September 30, 2011, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate swaps associated with interest-earning assets are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. These interest rate swaps are accounted for as fair value hedges.

People’s United Financial has entered into an interest rate swap to hedge the LIBOR floating interest rate on the Company’s $125 million subordinated notes beginning in February 2012. The subordinated notes pay a fixed interest rate of 5.80% until February 2012, at which time the interest rate converts to the three month LIBOR plus 68.5 basis points. Specifically, People’s United Financial has agreed with the counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. As a result, the interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2011 was $9.2 million, for which People’s United Financial had posted $8.3 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.9 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of September 30, 2011 (dollars in millions)	Interest Rate Swaps		Foreign Exchange Contracts
	Loans	Subordinated Notes
Notional principal amounts	$4.1	$125.0	$11.5
Weighted average interest rates:
Pay fixed (receive floating)	5.66% (0.22%)	1.99% (Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	5	65	2
Fair value:
Recognized as an asset	$—	$0.5	$0.6
Recognized as a liability	0.1	—	—

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties. Changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of September 30, 2011 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$758.4	$758.4
Weighted average interest rates:
Pay floating (receive fixed)	0.21% (2.60%)	—
Pay fixed (receive floating)	—	2.94%(0.21%)
Weighted average remaining term to maturity (in months)	85	85
Fair value:
Recognized as an asset	$56.4	$0.1
Recognized as a liability	—	52.8

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 105 through 109 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2011, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2011, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2011:
Tendered by employees (1)	24,250	$13.48	—	—
Publicly announced program (2)	—	$—	—	15,790,178
August 1 – 31, 2011:
Tendered by employees (1)	—	$—	—	—
Publicly announced program (2)	2,600,000	$11.57	2,600,000	13,190,178
September 1 – 30, 2011:
Tendered by employees (1)	245	$12.23	—	—
Publicly announced program (2)	13,190,178	$11.86	13,190,178	—

Total:
Tendered by employees (1)	24,495	$13.46	—	—
Publicly announced program (2)	15,790,178	$11.81	15,790,178	—

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

(2)	In January 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or a maximum of 17.5 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of People’s United Financial’s outstanding common stock, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

During the third quarter of 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in January 2011. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

* Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.
Date: November 9, 2011	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2011	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.