Form 10-K
period 2011-12-31
People's United Financial, Inc.
filed 2012-02-29
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $4,812,272,976.

As of February 10, 2012, there were 359,176,961 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2012, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2011 FORM 10-K

Part I

Item 1.	Business

General

People’s United Financial, Inc. (“People’s United Financial” or the “Company”) is a savings and loan holding company incorporated under the state laws of Delaware and the holding company for People’s United Bank, a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut. In October 2011, People’s United Bank filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert to a national bank charter. In connection with this conversion, People’s United Financial intends to submit an application to the Federal Reserve Bank of New York (the “FRB-NY”) to convert to a bank holding company. In connection with doing so, People’s United Financial expects to make an election for financial holding company status.

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of their respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion on the acquisitions completed during 2011 and 2010. On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. People’s United Financial’s results of operations include the results of the acquired entities beginning with their respective closing dates.

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

In addition to traditional banking activities, People’s United Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-banking subsidiaries, People’s United Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”); and other insurance services through People’s United Insurance Agency, Inc. (“PUIA”).

This full range of financial services is delivered through a network of 372 branches located in Connecticut, Massachusetts, Vermont, New York, New Hampshire and Maine, including 87 full-service Stop & Shop supermarket branches throughout Connecticut that provide customers with seven-day-a-week banking. People’s United Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 11 states to support equipment financing operations throughout the United States. Within the Commercial Banking division, People’s United Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group, which has participated in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. Commercial Banking consists principally of commercial and industrial lending, commercial real estate lending and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking and municipal banking. Retail and Business Banking includes, as its principal business lines, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity), business lending and merchant services. Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by PSI, other insurance services provided through PUIA and private banking. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities purchased under agreements to resell, and wholesale borrowings.

Further discussion of People’s United Financial’s business and operations appears on pages 21 through 87.

Supervision and Regulation—People’s United Financial

Federal Holding Company Regulation

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). Until July 2011, People’s United Financial was regulated by the Office of Thrift Supervision (the “OTS”) and subject to OTS examination, supervision and reporting requirements. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “DFA”) transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the Board of Governors of the Federal Reserve System (the “FRB”), effective July 21, 2011. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Although savings and loan holding companies are currently not subject to consolidated regulatory leverage or risk-based capital requirements, FRB guidance indicates that a savings and loan holding company should have sufficient capital and an effective capital planning process, consistent with its overall risk profile and considering the size, scope, and complexity of its operations, to ensure its safe and sound operation. The FRB has also announced that, to the greatest extent possible in light of the requirements of the HOLA and any unique characteristics of savings and loan holding companies, it intends to assess the condition, performance and activities of savings and loan holding companies in a manner consistent with the FRB’s established risk-based approach for bank holding companies.

Activities Restrictions Applicable to Savings and Loan Holding Companies. The activities of all savings and loan holding companies formed after May 4, 1999, including People’s United Financial, must be financially related activities permissible for bank holding companies.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company directly or indirectly, from acquiring:

•	control (as defined under the HOLA) of another savings bank (or a holding company parent) without prior FRB approval;

•

through merger, consolidation or purchase of assets, another savings bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution or holding company without prior approval by the FRB or the OCC; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings bank subsidiary that is approved by the OCC).

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings bank or holding company thereof without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund (the “DIF”), the convenience and needs of the community and competitive factors.

Federal Securities Law

People’s United Financial’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. People’s United Financial is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Delaware Corporation Law

People’s United Financial is incorporated under the laws of the State of Delaware and is, therefore, subject to regulation by the state of Delaware. The rights of People’s United Financial’s stockholders are governed by the Delaware General Corporation Law.

Supervision and Regulation—People’s United Bank

General

People’s United Bank is a federally-chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. Until July 2011, People’s United Bank was subject to regulation, examination, supervision and reporting requirements by the OTS as its chartering agency, and by the FDIC as the deposit insurer. On July 21, 2011, primary supervisory responsibility for People’s United Bank was transferred from the OTS to the OCC. People’s United Bank files reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks with more than $10 billion in total assets and has substantial discretion to impose enforcement action on a federally-chartered savings bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the FDIC has the authority to recommend to OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on People’s United Bank and its operations.

People’s United Bank’s brokerage subsidiary, PSI, is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators. PUIA is subject to regulation by applicable state insurance regulators.

Consumer Financial Protection Bureau

Effective July 21, 2011, the DFA transferred primary supervisory and enforcement authority with respect to compliance with designated federal consumer financial laws by financial institutions with total assets of more than $10 billion and their affiliates to a newly-established autonomous bureau within the Federal Reserve System, the Consumer Financial Protection Bureau (the “CFPB”). The primary functions of the CFPB are: supervising entities, including financial institutions, that provide consumer financial products or services for compliance with federal consumer financial laws; taking appropriate enforcement action to address violations; issuing rules, orders and guidance implementing federal consumer financial laws; conducting financial education programs; collecting, investigating, and reporting consumer complaints; and collecting researching, monitoring and publishing information relevant to the functioning of markets for consumer financial products to identify risk to consumers and the proper functioning of such markets.

Federally Chartered Savings Bank Regulation

Activity Powers. Federal savings banks derive their lending, investment and other activity powers primarily from the HOLA, as amended, and the regulations of the OCC thereunder. Under these laws and regulations, federal savings banks generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

Federal savings banks may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for federal savings banks, including certain real estate equity investments and securities and insurance brokerage activities. People’s United Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of corporate debt securities not meeting established standards of credit-worthiness; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the HOLA); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Capital Requirements. OCC capital regulations require federally chartered savings banks to meet three minimum capital ratios:

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

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile. At December 31, 2011, People’s United Bank exceeded each of its capital requirements. See Regulatory Capital Requirements on pages 82 through 84 for a further discussion regarding People’s United Bank’s capital requirements.

The Federal Deposit Insurance Corporation Improvement Act requires that the OCC and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration risk and the risks of non-traditional activities. The OCC monitors the interest rate risk of individual institutions through the OCC requirements for interest rate risk management, the ability of the OCC to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and published guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

Safety and Soundness Standards. Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the OCC adopted regulations to require a savings bank that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act. If a savings bank fails to comply with such an order, the OCC may seek to enforce the order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators, including the OCC, are required to take certain and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which the Federal Deposit Insurance Corporation Improvement Act created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized savings bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice or is deemed to have notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and

•

the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with a capital restoration plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a federal savings bank is treated as “well-capitalized” if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2011, People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution.

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

Federal banking agencies, including the OCC, also require depository institutions that offer non-deposit investment products, such as certain annuity and related insurance products, to disclose to the consumer that the products are not federally insured, are not guaranteed by the institution and are subject to investment risk including possible loss of principal. These disclosure requirements apply if the institution offers the non-deposit investment products directly or through affiliates or subsidiaries.

Deposit Insurance. People’s United Bank is a member of, and pays its deposit insurance assessments to, the DIF.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund.

Adverse economic conditions over the past several years have resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, beginning in 2009, the FDIC authorized higher premium assessments pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. In November 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011.

In February 2011, the FDIC approved a final rule (which was effective June 30, 2011) that: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0066% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates. Federal savings banks are subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, and their implementing regulations, Regulation W and Regulation O, respectively, issued the FRB. Affiliated transactions provisions, among other things, prohibit or limit a federal savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

In addition, Section 11 of the HOLA prohibits a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and prohibits a savings bank from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The FRB and the OCC require each depository institution that is subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act to implement policies and procedures to ensure compliance with Regulation W.

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

Privacy Standards. People’s United Bank is subject to OCC regulations implementing statutorily-mandated privacy protection. These regulations require People’s United Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, People’s United Bank is required to provide its customers with the ability to “opt-out” of having People’s United Bank share their non-public personal information with unaffiliated third parties before the bank can disclose such information, subject to certain exceptions.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by the OCC regulations, any federally chartered savings bank, including People’s United Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the OCC, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. People’s United Bank received an “outstanding” rating in its most recent Community Reinvestment Act examination performed by the OTS in 2009. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the Community Reinvestment Act. People’s United Bank has no such agreements in place at this time.

Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. People’s United Bank is in compliance with applicable loans to one borrower limitations.

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

Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have: (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application. People’s United Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the OCC.

Qualified Thrift Lender Test. The HOLA requires federal savings banks to meet a Qualified Thrift Lender (“QTL”) test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) on a monthly basis during at least 9 out of every 12 months.

A savings bank that fails the QTL test will be deemed to have violated Section 5 of the HOLA and be subject to enforcement action under Section 5(d) of the HOLA. In addition, a savings bank that fails the QTL test generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends without prior approval from the OCC and the FRB (the payment of such dividend must also be permissible under national bank regulations); and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, the institution may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible. At December 31, 2011, People’s United Bank was in compliance with the QTL test.

Limitation on Capital Distributions. The OCC regulates capital distributions by People’s United Bank directly or indirectly to People’s United Financial, including cash dividend payments. OCC regulations impose limitations upon capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. In addition, the DFA has imposed a requirement that a federal savings bank that is a subsidiary of a savings and loan holding company must notify the FRB at least 30 days prior to making any cash dividend payment to its parent. An informational copy of this notice is also provided to the federal savings bank’s primary federal regulator, which in the case of People’s United Bank is the OCC.

The FRB will consult with the institution’s primary federal regulator in determining whether to disapprove the proposed dividend. FRB regulations state that it may disapprove the proposed dividend if: (i) the federal savings bank will be less than adequately capitalized following payment of the proposed dividend; (ii) the proposed dividend raises safety or soundness concerns; or (iii) the proposed dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement among or between the savings bank, its parent and a federal banking agency; a condition imposed on the savings association or its parent in an application or notice approved by an appropriate federal banking agency; or any formal or informal enforcement action involving the federal savings bank or its parent.

OCC regulations provide that a federal savings bank must file an application with the OCC if the total amount of all its capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the federal savings bank’s net income for that year plus its retained net income for the preceding two years. People’s United Bank may not pay dividends to People’s United Financial if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OCC notified People’s United Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution, such as People’s United Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 13 to the Consolidated Financial Statements for a further discussion on capital distributions.

Liquidity. People’s United Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with applicable OCC regulations.

Assessments. The OCC charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: (i) the size of the institution on which the basic assessment is based; (ii) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (iii) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

Branching. Under OCC branching regulations, People’s United Bank is generally authorized to open branches nationwide if People’s United Bank (i) continues to meet the requirements of a “highly-rated” federal savings bank and (ii) publishes public notice at least 35 days before opening a branch and no one opposes the branch. If a comment in opposition to a branch opening is filed and the OCC determines that the comment is relevant to the approval process standards and requires action in response, the OCC may, among other things, require a branch application or elect to hold a meeting with People’s United Bank and the person who submitted the comment. OCC authority preempts any state law purporting to regulate branching by federal savings banks.

Anti-Money Laundering and Customer Identification. People’s United Bank is subject to OCC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including savings banks like People’s United Bank.

Federal Home Loan Bank System. People’s United Bank is a member of the Federal Home Loan Bank (the “FHLB”) system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB system provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Agency, which has also established standards of community or investment service that members must meet to maintain access to long-term advances.

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of People’s United Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. People’s United Bank is in compliance with these requirements. As a result of its acquisition of the Bank of Smithtown in 2010, People’s United Bank also holds shares of capital stock in the FHLB of New York.

Federal Reserve System. FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $11.5 million and $71.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $71.0 million. The first $11.5 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board.

Market Area and Competition

People’s United Financial’s primary market areas are New England and New York (specifically Westchester, Suffolk and Nassau counties), with Connecticut, Massachusetts and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2011, approximately 71% and 12% of the total loan portfolio represents loans to customers within the New England states and New York, respectively. However, substantially the entire equipment financing portfolio involves customers outside of New England. At December 31, 2011, approximately 33% of the equipment financing portfolio was to customers located in Texas, California and New York. As of June 30, 2011, People’s United Financial had: the largest market share of deposits in Fairfield County, Connecticut; the third largest in the state of Connecticut; and the largest in the state of Vermont. People’s United Financial competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United Financial’s predominant market, Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.5 million and a median household income of $70,340, Connecticut ranks second in the United States, well above the U.S. median household income of $54,442, according to the 2010 Census and SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $87,754 according to the 2010 Census and SNL Financial. The median household income in Massachusetts, which has the bank’s second highest concentration of branches, was $67,515, according to the 2010 Census and SNL Financial. The median household income in Vermont, which has the bank’s third highest concentration of branches, was $53,811 according to the 2010 Census and SNL Financial, comparable to the national level.

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

Personnel

As of December 31, 2011, People’s United Financial had 4,788 full-time and 689 part-time employees.

Access to Information

As a public company, People’s United Financial is subject to the informational requirements of the Exchange Act, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the SEC. Such reports, proxy and information statements and other information can be inspected and copied at prescribed rates at the public reference facilities maintained by the SEC at 100 F Street N.E., Mail Stop 5100, Washington, D.C. 20549 and are available on the SEC’s EDGAR database on the internet at www.sec.gov. People’s United Financial’s common stock is listed on the NASDAQ Global Select Market under the symbol “PBCT”.

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

People’s United Financial interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s United Financial will earn less on some of its interest-earning assets while it is still obligated to pay higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, People’s United Financial might have to pay more on some of its interest-bearing liabilities while it continues to receive lower rates on some of its interest-earning assets.

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

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2011, People’s United Bank has established 87 full-service Stop & Shop branches throughout Connecticut, most in close proximity to our traditional branches, that provide customers with the convenience of seven-day-a-week banking. At December 31, 2011, 23% of People’s United Bank branches were located in Stop & Shop supermarkets.

People’s United Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut, in the form of a license agreement between The Stop & Shop Supermarket Company and People’s United Bank, which provides for the leasing of space to People’s United Bank within Stop & Shop supermarkets for branch use. People’s United Bank has the exclusive right to branch in these supermarkets until 2022, provided that People’s United Bank does not default on its obligations under the licensing agreement.

Stop & Shop is currently the leading grocery store in Connecticut. The success of People’s United Bank supermarket branches is dependent, in part, on the success of the Stop & Shop supermarkets in which they are located. A drop in Stop & Shop’s market share, a decrease in the number of Stop & Shop locations or customers, or a decline in the overall quality of Stop & Shop supermarkets could result in decreased business for the Stop & Shop branches, in the form of fewer loan originations, lower deposit generation and fewer overall branch transactions, and could influence market perception of People’s United Bank Stop & Shop supermarket branches as convenient banking locations. Under the terms of the license agreement, People’s United Bank has the obligation to open branches in new Connecticut Stop & Shop locations through 2022, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished.

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

Our Business Is Affected by the International, National, Regional and Local Economies in Which We Operate

Changes in international, national, regional and local economic conditions affect our business. If economic conditions change significantly or quickly, our business operations could suffer, and we could become weaker financially as a result.

In recent years, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally. Housing market conditions in the New England region, where much of our lending activity occurs, have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

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

Our foreign country exposure, which is defined as the aggregation of exposure maintained with financial institutions, companies or individuals in a given country outside of the United States, is minimal and indirect, with the majority of such exposure comprised of corporate debt securities. Although our exposure to Europe is limited, the developing Eurozone crisis has strained the U.S. financial markets, suppressing stock prices and adding to volatility. Our sovereign credit exposure is also minimal and is comprised of an immaterial amount of government bonds issued by a single non-European sovereign.

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

In making decisions about loans, many people first look at the interest rate they will have to pay. They also think about any extra fees they might have to pay in order to get the loan. Many business loans are more complicated because there may not be a standard kind of loan that meets all of the customer’s needs. Business borrowers look at many different factors that are not all financial in nature, including the kind and amount of security the lender wants and other terms of the loan that do not involve the interest rate.

People’s United Financial competes with other banks, credit unions, credit card issuers, finance companies, mortgage lenders and mortgage brokers for loans. Insurance companies also compete with People’s United Financial for some kinds of commercial loans.

Many of People’s United Financial’s competitors have branches in the same market area as it does, some of which are much larger than it is. The New England region, including Connecticut, which is People’s United Financial’s predominant market, and specifically Fairfield County, where People’s United Financial is headquartered, is an attractive banking market. Many locally-based banks have been acquired by large regional and national companies in the last several years. We expect this trend to continue. This means that there are not as many competitors in our market as there used to be, but the ones that are left are usually bigger and have more resources than the ones they acquired.

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

Changes in state and federal tax laws or the accounting standards we are required to follow can make our business less profitable. Changes in the government’s economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

The government agencies responsible for supervising our business can take drastic action if they think we are not conducting business safely or are too weak financially. They can force People’s United Financial to hold additional capital, pay higher deposit insurance premiums, stop paying dividends, stop making certain kinds of loans or stop offering certain kinds of deposits. If the agencies took any of these steps or other similar steps, it would probably make our business less profitable. People’s United Bank is subject to the QTL test and commercial loan limits imposed under the HOLA.

On July 21, 2010, the DFA was signed into law. The DFA implements significant changes in the financial regulatory landscape, many of which will affect us. Among these changes are:

•

creation of the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and that will have exclusive power over our consumer compliance examinations;

•	restrictions on the ability of federal bank regulatory authorities to preempt the application of state consumer protection laws and regulations;

•	limitations on the amount of interchange fees that an issuer of debit cards may charge or receive;

•	stricter capital requirements for bank holding companies; and

•	elimination of the OTS as a separate federal regulatory agency.

Certain provisions of the DFA still require subsequent regulatory rulemaking, and we can not predict how any new regulations will affect People’s United Financial.

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

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United Financial’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions.

While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2011, management believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

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

People’s United Financial May Fail To Successfully Integrate Acquired Companies and Realize All of the Anticipated Benefits of an Acquisition

The ultimate success of an acquisition will depend, in part, on the ability of People’s United Financial to realize the anticipated benefits from combining the businesses of People’s United Financial with those of an acquired company. If People’s United Financial is not able to successfully combine the businesses, the anticipated benefits of a merger may not be realized fully or at all or may take longer to realize than expected.

A Failure In or Breach Of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, Could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses

We depend upon our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Information security risks for financial institutions, such as ours, have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business operations rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers may use electronic devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the size and scale of People’s United Financial, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint, the outsourcing of some of our business operations and the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United Financial’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $70 million at December 31, 2011 and People’s United Financial occupies approximately 87% of the building; all other available office space is leased to an unrelated party. People’s United Financial delivers its financial services through a network of branches located throughout Connecticut, Massachusetts, Vermont, New York, New Hampshire and Maine. People’s United Financial’s branch network is primarily concentrated in Connecticut, where it has 166 offices (including 87 located in Stop & Shop supermarkets). People’s United Financial also has 60 branches in Massachusetts, 46 branches in Vermont, 38 branches in New York and 31 branches in both New Hampshire and Maine. People’s United Financial owns 123 of its branches, which had an aggregate net book value of $74 million at December 31, 2011. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 10, 2012, the closing price of People’s United Financial, Inc. common stock was $12.50. As of that date, there were approximately 21,400 record holders of People’s United Financial, Inc. common stock.

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

The graph assumes $100 invested on December 31, 2006 in each of People’s United Financial’s common stock, the S & P 500 Stock Index, the Russell Midcap Index and the Mid Cap Index. The graph also assumes reinvestment of all dividends.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended December 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2011:
Tendered by employees (1)	62,057	$12.21	—	—
Publicly announced program (2)	—	$—	—	18,000,000
November 1 – 30, 2011:
Tendered by employees (1)	5,063	$12.36	—	—
Publicly announced program (2)	—	$—	—	18,000,000
December 1 – 31, 2011:
Tendered by employees (1)	1,334	$12.45	—	—
Publicly announced program (2)	—	$—	—	18,000,000

Total:
Tendered by employees (1)	68,454	$12.23	—	—
Publicly announced program (2)	—	$—	—	18,000,000

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s outstanding common stock, or 18.0 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through February 24, 2012, 3.5 million shares of People’s United Financial’s common stock had been repurchased under this program at an average price of $12.53 per share.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 25 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2011	2010	2009	2008	2007
Earnings Data:
Net interest income (fully taxable equivalent)	$931.4	$702.3	$580.2	$640.3	$486.6
Provision for loan losses	63.7	60.0	57.0	26.2	8.0
Non-interest income (1)	307.6	270.0	284.3	279.6	185.4
Non-interest expense (1), (2)	871.9	782.0	659.8	685.0	439.3
Net income	198.8	85.7	101.2	137.8	150.7
Operating earnings (3)	237.1	125.4	104.3	171.0	190.3

Selected Statistical Data:
Net interest margin	4.14%	3.70%	3.20%	3.63%	4.13%
Operating net interest margin (3)	4.07	3.70	3.20	3.63	4.13
Return on average assets	0.76	0.39	0.49	0.68	1.18
Operating return on average assets (3)	0.91	0.57	0.50	0.84	1.49
Return on average tangible assets	0.83	0.42	0.53	0.73	1.19
Return on average stockholders’ equity	3.8	1.6	2.0	2.6	4.2
Return on average tangible stockholders’ equity	6.2	2.4	2.8	3.7	4.3
Operating return on average tangible stockholders’ equity (3)	7.4	3.5	2.9	4.6	5.5
Efficiency ratio (3)	64.4	72.4	72.7	65.8	56.1

Financial Condition Data:
Total assets	$27,568	$25,037	$21,257	$20,168	$13,555
Loans	20,400	17,328	14,099	14,547	8,894
Securities	2,931	3,033	902	1,902	61
Short-term investments (4)	411	1,120	3,492	1,139	3,516
Allowance for loan losses	183	173	173	158	73
Goodwill and other acquisition-related intangibles	2,174	1,962	1,515	1,536	104
Deposits	20,816	17,933	15,446	14,269	8,881
Borrowings	857	1,011	159	188	—
Subordinated notes and debentures	160	182	182	181	65
Stockholders’ equity	5,225	5,219	5,101	5,174	4,445
Non-performing assets (5)	337	303	206	94	26

Ratios:
Net loan charge-offs to average loans	0.28%	0.40%	0.29%	0.10%	0.10%
Non-performing assets to originated loans, real estate owned and repossessed assets (5)	2.00	2.09	1.45	0.64	0.29
Allowance for loan losses to originated loans (5)	1.04	1.19	1.22	1.08	0.82
Average stockholders’ equity to average total assets	20.3	24.4	24.8	25.6	28.1
Stockholders’ equity to total assets	19.0	20.8	24.0	25.7	32.8
Tangible stockholders’ equity to tangible assets	12.0	14.1	18.2	19.5	32.3
Total risk-based capital (6)	14.0	14.5	14.1	13.4	33.4

Common Share Data:
Basic and diluted earnings per share	$0.57	$0.24	$0.30	$0.41	$0.52
Operating earnings per share (3)	0.68	0.35	0.31	0.51	0.65
Dividends paid per share	0.63	0.62	0.61	0.58	0.52
Dividend payout ratio	111.1%	254.5%	201.1%	141.1%	87.0%
Operating dividend payout ratio (3)	93.2	173.9	195.2	113.7	68.9
Book value per share (end of period)	$14.99	$14.91	$15.20	$15.44	$15.43
Tangible book value per share (end of period) (3)	8.75	9.30	10.68	10.86	15.07
Stock price:
High	14.49	17.08	18.54	21.76	22.81
Low	10.50	12.20	14.72	13.92	14.78
Close (end of period)	12.85	14.01	16.70	17.83	17.80

(1)	Income and expenses associated with merchant services and customer derivatives are presented net in non-interest income for all periods.
(2)	Includes a total of $56.8 million, $58.9 million and $4.5 million of merger-related expenses, core system conversion costs and one-time charges in 2011, 2010 and 2009, respectively. Also includes an FDIC special assessment charge of $8.4 million in 2009, $51.3 million of merger-related expenses and other one-time charges in 2008, and a $60.0 million contribution to The People’s United Community Foundation in 2007.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Includes securities purchased under agreements to resell.
(5)	Excludes acquired loans. See Asset Quality.
(6)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United Financial with the SEC pursuant to the Exchange Act may, from time to time, contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United Financial or its representatives from time to time may also contain forward-looking statements.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquired companies; and (11) changes in regulation resulting from or relating to financial reform legislation.

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

FDIC Insurance Coverage / Assessments

The FDIC insures deposits at FDIC-insured financial institutions up to certain limits, charging premiums to maintain the DIF at specified levels. Such premiums may vary based on the risk profile of the insured institution and have historically ranged from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category.

Adverse economic conditions over the past several years has resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In response, beginning in 2009, the FDIC authorized higher premium assessments (including a special assessment in 2009) pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. In November 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment at December 31, 2011 was $33 million, which includes balances acquired in connection with recent business combinations.

The EESA increased the FDIC deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009, and subsequent amendments extended the increased coverage through December 31, 2013.

In February 2011, the FDIC approved a final rule which: (i) changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); (ii) adopts a new large-bank pricing assessment scheme; and (iii) sets a target size for the DIF at 2% of insured deposits. The rule, which was effective beginning with the quarterly assessment period ended June 30, 2011, also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

The actual amount of future assessments will be dependent on several factors, including: (i) People’s United Bank’s average total assets and average tangible equity; (ii) People’s United Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The DFA, which was signed into law on July 21, 2010, implements significant changes in the financial regulatory landscape and will impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

Among the DFA’s significant regulatory changes, it creates a new federal consumer protection agency, the CFPB, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The CFPB will also have exclusive supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to the Bank and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

The DFA provides that the amount of interchange fee that an issuer of debit cards may charge or receive must be “reasonable and proportional” to the cost of the transaction. The DFA directs the FRB to issue regulations to implement this requirement, and further provides that in determining whether a charge is “reasonable and proportional” the issuer may generally consider only costs that are specific to the individual transaction. Separately, the FRB is authorized to issue regulations that would allow an issuer to adjust interchange fees to reflect the costs associated with fraud mitigation related to debit card transactions, provided that the issuer must comply with fraud-related standards to be established by the FRB. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The interchange fee provisions became effective in the fourth quarter of 2011 (see Non-Interest Income). It is anticipated that establishment of the CFPB and these other changes will significantly increase the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. As of December 31, 2011, People’s United Bank’s non-interest bearing deposits totaled $4.5 billion, or 22% of total deposits. The Company’s interest expense may increase and our net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

The DFA also imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The DFA also increases regulation of derivatives and hedging transactions, which could limit the ability of People’s United Financial to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

The DFA transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the FRB, effective July 21, 2011, and on the same day, the OCC assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. In October 2011, People’s United Bank filed an application with the OCC to convert to a national bank charter. In connection with this conversion, People’s United Financial intends to submit an application to the FRB-NY to convert to a bank holding company. In connection with doing so, People’s United Financial expects to make an election for financial holding company status.

General

People’s United Financial is a savings and loan holding company incorporated under the state laws of Delaware and the holding company for People’s United Bank. The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and business banking, and wealth management services to individual, corporate and municipal customers.

People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $27.6 billion in total assets as of December 31, 2011. People’s United Bank was organized in 1842 as a mutual savings bank, converted to stock form in 1988, and in 2006 converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. Until July 2011, People’s United Bank was subject to regulation, examination, supervision and reporting requirements by the OTS as its chartering agency, and by the FDIC as the deposit insurer. On July 21, 2011, primary supervisory responsibility for People’s United Bank was transferred from the OTS to the OCC.

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

Other Recent Developments

On February 28, 2012, People’s United Financial announced a definitive agreement by which People’s United Bank will acquire 56 branches from Citizens Financial Group, Inc. (“Citizens”) and assume $325 million in deposits associated with these branches. Fifty-two of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 29 on Long Island, eight in Westchester County and six in the boroughs of New York City. People’s United Bank, which currently operates 87 Stop & Shop branch locations throughout Connecticut, will pay Citizens a 1% premium on the assumed deposits.

The all-cash transaction is valued at $3.25 million and includes all existing Citizens branches in Long Island and New York City, as well as certain locations in New York state’s Westchester, Rockland, Putnam, Orange, Dutchess and Ulster Counties. People’s United Bank has agreed that all employees at the acquired Citizens branches will be offered comparable positions at People’s United Bank. Completion of the transaction is anticipated late in the second quarter of 2012 and is subject to customary closing conditions, including the receipt of regulatory approvals.

Acquisitions

After the close of business on June 30, 2011, People’s United Financial acquired Danvers based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. At the acquisition date, Danvers operated 28 branches in the greater Boston area. See Note 2 to the Consolidated Financial Statements for a further discussion of this acquisition.

On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown based in Hauppauge, New York and LSB based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal, a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions. On January 1, 2008, People’s United Financial completed its acquisition of Chittenden, a multi-bank holding company headquartered in Burlington, Vermont. People’s United Financial’s results of operations include the results of the acquired entities beginning with their respective closing dates.

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

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: (i) People’s United Financial’s historical loan loss experience and recent trends in that experience; (ii) risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; (iii) an evaluation of delinquent and non-performing loans and related collateral values; (iv) the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; (v) the present financial condition of borrowers; and (vi) current economic conditions.

The Company’s allowance for loan losses consists of three elements: (i) an allowance for larger-balance, non-homogeneous loans that are evaluated on an individual (loan-by-loan) basis; (ii) an allowance for smaller-balance homogeneous loans that are evaluated on a collective basis; and (iii) a specific allowance for individual loans deemed to be impaired, including originated loans classified as troubled debt restructurings (“TDRs”).

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated one represent those loans least likely to default while loans rated nine represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. Estimated loan default factors are multiplied by loan balances within each risk-rating category and again multiplied by an historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model which may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company annually reviews this data to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, the Company evaluates the factors in order to conclude that they continue to be adequate based on current economic conditions.

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High” risk, “Moderate” risk or “Low” risk.

The allowance for loan losses for these smaller-balance, homogeneous portfolios is developed using a “build-up” approach that includes components attributable to: (i) historical portfolio loss experience; (ii) portfolio-specific risk elements; and (iii) other qualitative factors.

The risk characteristics considered include (i) collateral values/loan-to-value ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification.

In establishing the allowance for loan losses for residential mortgage loans, the Company principally considers historical portfolio loss experience of the most recent 1- and 3-year periods, as we believe this provides a reasonable basis for estimating the inherent probable losses within our residential mortgage portfolio. In establishing the allowance for loan losses for home equity loans, the Company principally considers historical portfolio loss experience of the most recent 12-month period.

With respect to portfolio stratification based on the aforementioned portfolio-specific risk characteristics, each risk category is currently assigned an applicable reserve factor. For residential mortgage loans, the “Moderate” (or baseline) reserve factor represents the portfolio’s net charge-off rate for the preceding fiscal year. For home equity loans, the “Moderate” (or baseline) reserve factor represents an average of the portfolio’s monthly net charge-off rates for the preceding three months. This component of the allowance employs a shorter look-back period as it is intended to identify emerging portfolio trends in credit quality as determined by reference to a loan’s initial underwriting as well as subsequent changes in property values and borrower credit scores. Accordingly, the shorter look-back period is deemed to provide a better basis on which to analyze such trends.

Within each respective portfolio, the loan population deemed to be “High” risk is subject to a reserve factor equal to two times that of the applicable baseline factor, while the loan population deemed to be “Low” risk is subject to a reserve factor equal to one-third of the applicable baseline factor. These adjustments around the baseline factor are intended to reflect the higher or lower probability of loss inherent in the corresponding portfolio stratification. The reserve factor multiples for the “High” and “Low” risk categories were determined by reference to actual historical portfolio loss experience and are generally reflective of the range of losses incurred over each portfolio’s respective look-back period. As such, we believe these multiples, which are reassessed annually (or more frequently, if necessary) provide a reasonable basis for estimating the inherent probable losses within each risk classification category.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting our consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during 2011.

Individually Impaired Loans. The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans in excess of $250,000 that have been placed on non-accrual status and (ii) originated loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair value of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during 2011. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Goodwill is tested for impairment at the reporting unit level. The test is performed as of an annual impairment testing date or more frequently if a triggering event indicates that impairment may have occurred. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test at this time.

The second step (“Step 2”) involves calculating the implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles applicable to that reporting unit as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversals of goodwill impairment losses are not permitted.

The Company estimates the fair value of its reporting units based on an appropriate weighting of values based on (i) a present-value measurement technique (discounted cash flow analysis based on internal forecasts) and (ii) market-based trading and transaction multiples. The discounted cash flow analysis is based on significant assumptions and judgments including future growth rates and discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. The market-based trading and transaction multiples are derived from the market prices of stocks of companies that are actively traded and engaged in the same or similar businesses as the Company and the respective reporting unit. The derived multiples are then applied to the reporting unit’s financial metrics to produce an indication of value. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles and certain purchase accounting-related fair value adjustments, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis (excluding certain purchase accounting-related fair value adjustments) plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, core system conversion costs, charges related to executive-level management separation costs, severance-related costs and real estate asset writedowns, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

Operating net interest margin excludes from the net interest margin those items that management considers to be of such an infrequent nature that, by excluding such items, People’s United Financial’s net interest margin can be measured and assessed on a more consistent basis from period to period. Items excluded from operating net interest margin include, but are not limited to, cost recovery income on acquired loans and changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments. Operating net interest margin is calculated by dividing operating net interest income (annualized) by average earning assets.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2011	2010	2009	2008	2007
Total non-interest expense	$871.9	$782.0	$659.8	$685.0	$439.3
Adjustments:
Amortization of:
Other acquisition-related intangibles	(25.8)	(21.7)	(20.6)	(21.3)	(1.0)
Purchase accounting-related fair value adjustments (1)	(3.2)	(3.2)	(3.1)	(3.2)	—
Merger-related expenses	(42.9)	(23.3)	(2.0)	(36.5)	—
Severance-related costs	(5.3)	—	—	—	—
Real estate writedowns	(4.8)	—	—	—	—
Executive-level separation agreement	(3.8)	(15.3)	—	—	—
FDIC special assessment	—	—	(8.4)	—	—
Other one-time charges	—	—	—	(14.8)	—
Contribution to The People’s United
Community Foundation	—	—	—	—	(60.0)
Other (2)	(10.3)	(9.4)	(6.5)	(2.6)	(1.0)

Total	$775.8	$709.1	$619.2	$606.6	$377.3

Net interest income (FTE basis)	$931.4	$702.3	$580.2	$640.3	$486.6
Total non-interest income	307.6	270.0	284.3	279.6	185.4

Total revenues	1,239.0	972.3	864.5	919.9	672.0
Adjustments:
BOLI FTE adjustment	3.1	3.6	4.5	4.5	5.7
Purchase accounting-related fair value adjustments (1)	(23.0)	3.0	6.5	10.4	—
Net security (gains) losses	(8.8)	1.0	(22.0)	(8.3)	(5.5)
Gains on sales of acquired loans	(7.5)	—	—	—	—
Other (3)	2.2	—	(1.9)	(4.3)	—

Total	$1,205.0	$979.9	$851.6	$922.2	$672.2

Efficiency ratio	64.4%	72.4%	72.7%	65.8%	56.1%

(1)	Reflects the impact of amortization and accretion associated with certain purchase accounting-related fair value adjustments recognized in connection with past business combinations. Amounts deducted from non-interest expense represent the impact of adjustments made to acquired premises and equipment to reflect the fair value of such assets and which generally have a remaining life of approximately 6 years at December 31, 2011. Amounts added to (deducted from) total revenues represent the impact of adjustments made to loans acquired prior to January 1, 2010 and liabilities assumed (i.e. time deposits, FHLB advances, repurchase agreements and subordinated notes and debentures) as a result of interest rate-related changes applicable to such instruments and which generally have a weighted average remaining life of approximately 7 years at December 31, 2011. These adjustments are made because management believes such income and expense amounts are not relevant for purposes of evaluating operating efficiency.
(2)	Items classified as “other” and deducted from non-interest expense include, as applicable, certain franchise taxes, REO expenses and contract termination costs.
(3)	Items classified as “other” and added to (deducted from) total revenues include, as applicable, asset write-offs, gains associated with the sale of branch locations and mortgage servicing rights, and interest on an income tax refund.

The following tables summarizes People’s United Financial’s operating earnings, operating earnings per share, operating return on average assets and operating net interest margin:

Years ended December 31 (dollars in millions, except per share data)	2011	2010	2009	2008	2007
Operating Earnings
Net income, as reported	$198.8	$85.7	$101.2	$137.8	$150.7

Adjustments to arrive at operating earnings:
Merger-related expenses	42.9	23.3	2.0	36.5	—
Severance-related costs	5.3	—	—	—	—
Real estate asset writedowns	4.8	—	—	—	—
Executive-level separation costs	3.8	15.3	—	—	—
Core system conversion costs	—	20.3	2.5	—	—
Contribution to The People’s United
Community Foundation	—	—	—	—	60.0
Other one-time charges	—	—	—	14.8	—
Other gains	—	—	—	(2.4)	—

Total pre-tax adjustments	56.8	58.9	4.5	48.9	60.0
Tax effect	(18.5)	(19.2)	(1.4)	(15.7)	(20.4)

Total adjustments, net of tax	38.3	39.7	3.1	33.2	39.6

Operating earnings	$237.1	$125.4	$104.3	$171.0	$190.3

Operating Earnings Per Share
Earnings per share, as reported	$0.57	$0.24	$0.30	$0.41	$0.52

Adjustment to arrive at operating earnings per share:
Merger-related expenses	0.09	0.04	—	0.07	—
Severance-related costs	0.01	—	—	—	—
Real estate writedowns	0.01	—	—	—	—
Executive-level separation costs	—	0.03	—	—	—
Core system conversion costs	—	0.04	0.01	—	—
Contribution to The People’s United
Community Foundation	—	—	—	—	0.13
Other one-time charges	—	—	—	0.03	—
Other gains	—	—	—	—	—

Total adjustments per share	0.11	0.11	0.01	0.10	0.13

Operating earnings per share	$0.68	$0.35	$0.31	$0.51	$0.65

Operating Return on Average Assets
Average total assets	$26,028	$22,016	$20,757	$20,373	$12,751

Operating return on average assets	0.91%	0.57%	0.50%	0.84%	1.49%

Operating Net Interest Income

Years ended December 31 (dollars in millions)	2011	2010	2009	2008	2007
Net interest income (FTE basis)	$931.4	$702.3	$580.2	$640.3	$486.6

Adjustments to arrive at operating net interest income:
Changes in accretable yield	(11.2)	—	—	—	—
Cost recovery income	(5.0)	—	—	—	—

Total adjustments	(16.2)	—	—	—	—

Operating net interest income	$915.2	$702.3	$580.2	$640.3	$486.6

Net interest margin, as reported	4.14%	3.70%	3.20%	3.63%	4.13%

Adjustments to arrive at operating net interest margin:
Changes in accretable yield	(0.05)	—	—	—	—
Cost recovery income	(0.02)	—	—	—	—

Total adjustments	(0.07)	—	—	—	—

Operating net interest margin	4.07%	3.70%	3.20%	3.63%	4.13%

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Operating Return on Average Tangible Stockholders’ Equity

Years ended December 31 (dollars in millions)	2011	2010	2009	2008	2007
Operating earnings	$237.1	$125.4	$104.3	$171.0	$190.3

Average stockholders’ equity	$5,271	$5,368	$5,141	$5,213	$3,577
Less: average goodwill and average other acquisition-related intangibles	2,053	1,753	1,526	1,520	105

Average tangible stockholders’ equity	$3,218	$3,615	$3,615	$3,693	$3,472

Operating return on average tangible stockholders’ equity	7.4%	3.5%	2.9%	4.6%	5.5%

Operating Dividend Payout Ratio

Years ended December 31 (dollars in millions)	2011	2010	2009	2008	2007
Dividends paid	$220.9	$218.1	$203.6	$194.4	$131.1

Operating earnings	$237.1	$125.4	$104.3	$171.0	$190.3

Operating dividend payout ratio	93.2%	173.9%	195.2%	113.7%	68.9%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

Tangible Equity Ratio

As of December 31 (dollars in millions)	2011	2010	2009	2008	2007
Total stockholders’ equity	$5,225	$5,219	$5,101	$5,174	$4,445
Less: Goodwill and other
acquisition-related intangibles	2,174	1,962	1,515	1,536	104

Tangible stockholders’ equity	$3,051	$3,257	$3,586	$3,638	$4,341

Total assets	$27,568	$25,037	$21,257	$20,168	$13,555
Less: Goodwill and other
acquisition-related intangibles	2,174	1,962	1,515	1,536	104

Tangible assets	$25,394	$23,075	$19,742	$18,632	$13,451

Tangible equity ratio	12.0%	14.1%	18.2%	19.5%	32.3%

Tangible Book Value Per Share

As of December 31 (in millions, except per share data)	2011	2010	2009	2008	2007
Tangible stockholders’ equity	$3,051	$3,257	$3,586	$3,638	$4,341

Common shares issued	395.42	376.62	348.25	347.93	301.09
Less: Common shares classified as treasury shares	38.03	17.49	3.21	3.17	2.84
Unallocated ESOP common shares	8.71	9.06	9.41	9.76	10.11

Common shares	348.68	350.07	335.63	335.00	288.14

Tangible book value per share	$8.75	$9.30	$10.68	$10.86	$15.07

Economic Environment

In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board lowered the targeted federal funds rate ten times since September 2007, and established a target range for the federal funds rate of 0 to 0.25 percent as of December 16, 2008, which has not changed since.

People’s United Financial’s results are subject to fluctuations based on economic conditions. Economic activity in the United States has improved modestly since the latter half of 2009 after slowing significantly throughout 2008. Real gross domestic product increased at an annual rate of 2.8% in the fourth quarter of 2011, after increasing 1.8% in the third quarter. The national unemployment rate was 8.5% as of December 31, 2011, down from 9.4% at the end of 2010.

The New England region is People’s United Financial’s primary market area, with Connecticut, Massachusetts and Vermont having the largest concentration of People’s United Financial’s loans, deposits and branches. Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.5 million and a median household income of $70,340, Connecticut ranks second in the United States, well above the U.S. median household income of $54,442, according to the 2010 Census and SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $87,754 according to the 2010 Census and SNL Financial. The state’s unemployment rate decreased to 7.6% as of December 31, 2011 compared to 8.6% at the end of 2010, and remains below the national rate.

The Connecticut economy experienced a moderate increase in jobs in 2011, with total seasonally adjusted employment increasing by 11,265 jobs, or approximately 0.7%, from December 31, 2010 to December 31, 2011, compared to an increase of 7,248 jobs, or approximately 0.4%, from December 31, 2009 to December 31, 2010.

The median household income in Massachusetts was $67,515, according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 6.5% at December 31, 2011, down from 8.0% at the end of 2010. The median household income in Vermont was $53,811 according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 4.9% at December 31, 2011, down from 5.6% at the end of 2010.

The overall outlook for the New England economy in 2012 is improving, with the expectation that the region may experience a stronger recovery than the rest of the United States as a whole.

Financial Overview

People’s United Financial completed its acquisition of Danvers on June 30, 2011, effective July 1, 2011. People’s United Financial acquired Smithtown and LSB on November 30, 2010, Butler Bank on April 16, 2010 and Financial Federal on February 19, 2010. The results of operations for these acquired companies have been included beginning as of their respective closing dates. Financial data for prior periods has not been restated to include Danvers, Smithtown, LSB, Butler Bank and Financial Federal and therefore, are not directly comparable to subsequent periods.

Comparison of Financial Condition at December 31, 2011 and 2010. Total assets at December 31, 2011 were $27.6 billion, a $2.5 billion increase from December 31, 2010, reflecting increases of $3.1 billion in total loans and $228 million in goodwill, partially offset by decreases of $709 million in short-term investments and securities purchased under agreements to resell and $102 million in total securities.

The increase in total loans from December 31, 2010 to December 31, 2011 reflects increases of $2.1 billion in commercial banking loans and $981 million in residential mortgage loans. Originated loans increased $2.3 billion from December 31, 2010 to $16.8 billion (commercial banking loans increased $1.5 billion and retail loans increased $832 million) and acquired loans increased $724 million. At the acquisition date, the fair value of Danvers’ loans totaled $1.9 billion. At December 31, 2011, the carrying amount of the acquired loan portfolio totaled $3.6 billion. The decrease in total securities reflects the sale of 15-year mortgage-backed securities with an amortized cost of $507 million that were sold to reduce book value at risk due to an expected increase in prepayments, partially offset by purchases of short-duration agency-issued CMOs backed by collateral that is expected to exhibit lower prepayment risk.

Non-performing assets (excluding acquired non-performing loans) totaled $336.7 million at December 31, 2011, a $33.6 million increase from year-end 2010, primarily reflecting a $52.1 million increase in non-performing commercial banking loans partially offset by a $13.0 million decrease in real estate owned (“REO”). The allowance for loan losses on originated loans was $175.5 million at December 31, 2011, reflecting a $3.0 million increase from December 31, 2010 in response to growth in the commercial and residential mortgage loan portfolios. The allowance for loan losses on acquired loans was $7.4 million at December 31, 2011 (none at December 31, 2010). At December 31, 2011, the originated allowance for loan losses as a percent of originated loans was 1.04% and as a percent of originated non-performing loans was 59.7%, compared to 1.19% and 70.3%, respectively, at December 31, 2010.

At December 31, 2011, liabilities totaled $22.3 billion, a $2.5 billion increase from December 31, 2010, reflecting a $2.9 billion increase in total deposits, partially offset by decreases of $181 million in other liabilities and $154 million in total borrowings. At the acquisition date, the fair value of Danvers’ deposits totaled $2.1 billion. The decrease in total borrowings primarily reflects the repayment of callable FHLB advances assumed in recent acquisitions and the decrease in other liabilities primarily reflects the settlement of securities purchased at the end of 2010.

People’s United Financial’s total stockholders’ equity was $5.2 billion at December 31, 2011, a $6 million increase from December 31, 2010. This increase primarily reflects the issuance of 18.5 million shares of common stock with a fair value of approximately $248 million in connection with the Danvers acquisition and net income of $198.8 million, essentially offset by dividends paid of $220.9 million and open market repurchases of 20.4 million shares of common stock at a total cost of $247.2 million.

As a percentage of total assets, stockholders’ equity was 19.0% at December 31, 2011 compared to 20.8% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 12.0% at December 31, 2011 compared to 14.1% at December 31, 2010.

People’s United Financial’s (consolidated) tier 1 and total risk-based capital ratios were 14.8% and 16.2%, respectively, at December 31, 2011, compared to 17.5% and 19.3%, respectively, at December 31, 2010. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.1%, 13.1% and 14.0%, respectively, at December 31, 2011, compared to 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010. People’s United Financial reported net income of $198.8 million, or $0.57 per share, for the year ended December 31, 2011, compared to $85.7 million, or $0.24 per share, for the year-ago period. Operating earnings were $237.1 million, or $0.68 per share, for 2011, compared to $125.4 million, or $0.35 per share, for 2010. Included in the 2011 and 2010 results are $38.3 million and $39.7 million (after-tax), respectively, of merger-related expenses, core system conversion costs and one-time charges. Earnings in 2011 continue to reflect organic loan and deposit growth, improvement in net interest income, continued positive results in fee-related businesses and tighter expense control.

People’s United Financial’s operating return on average assets was 0.91% for 2011 compared to 0.57% for 2010. Operating return on average tangible stockholders’ equity was 7.4% for 2011 compared to 3.5% for the year-ago period.

FTE net interest income increased $229.1 million from the year-ago period while the net interest margin improved 44 basis points to 4.14%. The higher net interest margin primarily reflects the benefits from recent acquisitions, a 15 basis point reduction in the cost of deposits and the deployment of a portion of the Company’s excess capital that was previously invested in relatively low-yielding short-term investments and securities purchased under agreements to resell, partially offset by the effect of the historically low interest rate environment.

Compared to 2010, average earning assets increased $3.5 billion, reflecting increases of $3.6 billion in average loans and $1.3 billion in average securities, partially offset by a $1.4 billion decrease in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $4.2 billion, primarily reflecting increases of $3.5 billion in average total deposits and $709 million in average total borrowings.

Total non-interest income increased $37.6 million and total non-interest expense increased $89.9 million compared to the year-ago period. The efficiency ratio was 64.4% for 2011 compared to 72.4% for the year-ago period.

The provision for loan losses in 2011 totaled $63.7 million compared to $60.0 million in the year-ago period. The provision for loan losses in 2011 reflected net loan charge-offs of $53.3 million, a $3.0 million increase in the originated allowance for loan losses and a $7.4 million increase in the acquired allowance for loan losses. The provision for loan losses in 2010 reflected net loan charge-offs of $60.0 million. Net loan charge-offs as a percentage of average total loans were 0.28% in 2011 compared to 0.40% in 2010.

Comparison of Financial Condition at December 31, 2010 and 2009. Total assets at December 31, 2010 were $25.0 billion, a $3.8 billion increase from December 31, 2009, reflecting increases of $3.2 billion in total loans, $2.1 billion in securities and $462 million in goodwill, partially offset by a $2.4 billion decrease in short-term investments and securities purchased under agreements to resell. People’s United Financial used short-term investments totaling approximately $418 million to fund the cash consideration in the acquisitions completed in 2010 and approximately $845 million to repay borrowings assumed in these acquisitions.

The increase in total loans from December 31, 2009 to December 31, 2010 reflects the addition of loans acquired in connection with the acquisitions completed in 2010, as well as organic growth of $206 million in commercial real estate loans and $210 million in commercial and industrial loans. In addition, fixed-rate residential mortgage loans increased $347 million, reflecting the addition of the acquisitions completed in 2010, as well as organic growth of $184 million, while adjustable-rate residential mortgage loans decreased $112 million. At December 31, 2010, the carrying amount of the acquired loan portfolios totaled $2.9 billion.

Non-performing assets (excluding acquired non-performing loans) totaled $303.1 million at December 31, 2010, a $97.5 million increase from December 31, 2009, primarily reflecting increases of $26.1 million in non-performing residential mortgage loans, $20.8 million in non-performing commercial and industrial loans, $15.4 million in non-performing equipment financing loans, $10.1 million in non-performing commercial real estate loans and $21.1 million in REO and repossessed assets, $31.5 million of which resulted from acquisitions completed in 2010. The allowance for loan losses totaled $172.5 million at both December 31, 2010 and 2009. At December 31, 2010, the allowance for loan losses as a percent of originated loans was 1.19% and as a percent of originated non-performing loans was 70.3%, compared to 1.22% and 102.2%, respectively, at December 31, 2009.

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

As a percentage of total assets, stockholders’ equity was 20.8% at December 31, 2010 compared to 24.0% at December 31, 2009. Tangible stockholders’ equity as a percentage of tangible assets was 14.1% of tangible assets at December 31, 2010 compared to 18.2% at December 31, 2009.

People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010, compared to 10.0%, 13.1% and 14.1%, respectively, at December 31, 2009.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009. People’s United Financial reported net income of $85.7 million, or $0.24 per share, for the year ended December 31, 2010, compared to $101.2 million, or $0.30 per share, for the year ended December 31, 2009. Operating earnings were $125.4 million, or $0.35 per share, for 2010, compared to $104.3 million, or $0.31 per share, for 2009. Included in the 2010 and 2009 results are $39.7 million and $3.1 million (after-tax), respectively, of merger-related expenses, core system conversion costs and one-time charges.

In 2010, People’s United Financial’s return on average tangible assets was 0.42% and return on average tangible stockholders’ equity was 2.4%, compared to 0.53% and 2.8%, respectively, in 2009.

FTE net interest income increased $122.1 million from 2009 while the net interest margin increased 50 basis points to 3.70%. The higher net interest margin reflects higher investment income, the benefit from the Financial Federal acquisition completed in February 2010 and lower deposit costs, partially offset by the low interest rate environment and the Company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments for most of 2010.

Average earning assets increased $832 million compared to 2009, reflecting increases of $829 million in average loans and $645 million in average securities, partially offset by a $626 million decrease in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $1.0 billion compared to 2009, reflecting a $925 million increase in average total deposits.

Compared to 2009, total non-interest income decreased $14.3 million and total non-interest expense increased $122.2 million. The efficiency ratio was 72.4% in 2010 compared to 72.7% in 2009.

The provision for loan losses in 2010 totaled $60.0 million compared to $57.0 million in 2009. The provision for loan losses in 2010 reflected net loan charge-offs of $60.0 million. The provision for loan losses in 2009 reflected net loan charge-offs of $42.0 million and a $15.0 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans were 0.40% in 2010 compared to 0.29% in 2009.

Business Segment Results

People’s United Financial’s operations are divided into three primary business segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities purchased under agreements to resell, wholesale borrowings and the funding center. The Company’s operating segments have been aggregated into reportable segments that have been identified and organized based on the nature of the products and services offered by the respective segment.

Business Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2011	2010	2009
Commercial Banking	$186.6	$94.8	$81.8
Retail and Business Banking	61.4	57.0	79.0
Wealth Management	(3.2)	(4.2)	(1.9)

Total segments	244.8	147.6	158.9
Treasury	(4.3)	(33.0)	(68.8)
Other	(41.7)	(28.9)	11.1

Total Consolidated	$198.8	$85.7	$101.2

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

Beginning in the third quarter of 2011, the Company modified its FTP methodology relating to certain deposit products, which resulted in the allocation of a larger credit to net interest income within Commercial Banking and Retail and Business Banking, with the offset allocated to Treasury. Prior period segment results continue to reflect the previous FTP methodology.

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of a business segment, it may result in a measure of segment provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

Years ended December 31 (in millions)	2011	2010	2009
Net interest income	$445.3	$303.9	$255.3
Provision for loan losses	37.9	26.1	22.0
Total non-interest income	77.8	56.9	41.3
Total non-interest expense	207.5	193.8	153.8

Income before income tax expense	277.7	140.9	120.8
Income tax expense	91.1	46.1	39.0

Net income	$186.6	$94.8	$81.8

Total average assets	$13,541.4	$10,957.0	$9,846.0
Total average liabilities	2,595.2	2,226.5	2,423.2

Commercial Banking net income increased $91.8 million in 2011 compared to 2010, reflecting the benefits from recent acquisitions as well as organic loan growth. The $141.4 million increase in net interest income reflects an increase in average earning assets, improved spreads on commercial loans due to loan mix and the benefit from the change in FTP methodology discussed previously, partially offset by narrowing spreads on commercial deposits. Non-interest income reflects increases in operating lease income resulting from a higher level of equipment leased to PCLC customers, commercial banking fees and a $7.5 million net gain on sale of acquired loans in 2011. The increase in non-interest expense reflects additional non-interest expenses resulting from recent acquisitions and an increase in amortization expense on leased equipment.

Average assets increased $2.6 billion in 2011 compared to 2010, reflecting organic loan growth and recent acquisitions.

The $13.0 million increase in Commercial Banking net income in 2010 compared to 2009 primarily reflects the benefit from the Financial Federal acquisition completed in February 2010. The $48.6 million increase in net interest income reflects an increase in average earning assets as well as improved spreads on commercial loans, partially offset by narrowing spreads on commercial deposits. The $15.6 million increase in non-interest income primarily reflects increases in operating lease income resulting from a higher level of equipment leased to PCLC customers and commercial banking fees. The $40.0 million increase in non-interest expense reflects PUEFC non-interest expenses in 2010, increases in amortization expense on leased equipment and higher direct expenses due to the continued loan growth in Commercial Banking.

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

Years ended December 31 (in millions)	2011	2010	2009
Net interest income	$468.4	$383.1	$374.9
Provision for loan losses	11.0	6.9	4.8
Total non-interest income	142.6	134.5	138.9
Total non-interest expense	508.6	426.0	392.2

Income before income tax expense	91.4	84.7	116.8
Income tax expense	30.0	27.7	37.8

Net income	$61.4	$57.0	$79.0

Total average assets	$7,084.8	$5,789.0	$5,874.0
Total average liabilities	17,182.9	13,800.3	12,557.1

Retail and Business Banking net income increased $4.4 million in 2011 compared to 2010. The $85.3 million increase in net interest income primarily reflects growth in deposit balances, an increase in the spread on residential mortgages and consumer loans and the benefit from the change in FTP methodology discussed previously, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008. The increase in non-interest income compared to 2010 primarily reflects an increase in retail bank service charges, partially offset by a decrease in net gains on sales of residential mortgage loans resulting from the lower level of residential mortgage loan sales in 2011. The $82.6 million increase in non-interest expense compared to 2010 reflects increases in direct and allocated expenses associated with expanding the retail deposit franchise through acquisitions as well as organic growth.

Average assets increased $1.3 billion and average liabilities increased $3.4 billion in 2011 compared to 2010, reflecting organic loan and deposit growth, and recent acquisitions.

Retail and Business Banking net income decreased $22.0 million in 2010 compared to 2009, primarily reflecting increases in non-interest expense and the provision for loan losses and a decline in non-interest income, partially offset by an increase in net interest income. The $8.2 million increase in net interest income primarily reflects the growth in deposit balances (see below) and an increase in the spread on residential mortgages, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008, and lower residential mortgage balances. Average residential mortgage loans decreased $338 million compared to 2009, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans.

The decrease in non-interest income compared to 2009 reflects a $1.8 million decline in net gains on sales of residential mortgage loans resulting from the lower level of residential mortgage loan sales in 2010. The $34.0 million increase in non-interest expense compared to 2009 reflects increases in direct and allocated expenses associated with expanding the retail deposit franchise through recent acquisitions as well as organic growth.

Average liabilities increased $1.2 billion in 2010 compared to 2009, reflecting a $925 million increase in average deposits primarily due to organic growth.

Wealth Management consists of trust services, corporate trust, brokerage, financial advisory services, investment management services and life insurance provided by PSI, other insurance services provided through PUIA and private banking.

Years ended December 31 (in millions)	2011	2010	2009
Net interest income	$6.0	$3.8	$4.0
Provision for loan losses	0.4	0.3	0.1
Total non-interest income	77.0	74.9	77.4
Total non-interest expense	87.4	84.5	84.3

Loss before income tax benefit	(4.8)	(6.1)	(3.0)
Income tax benefit	(1.6)	(1.9)	(1.1)

Net loss	$(3.2)	$(4.2)	$(1.9)

Total average assets	$332.5	$342.7	$333.1
Total average liabilities	197.5	197.5	158.2

The improvement in Wealth Management’s net loss in 2011 compared to the year-ago period reflects increases of $2.2 million in net interest income and $2.1 million in non-interest income, partially offset by a $2.9 million increase in non-interest expense. Within non-interest income, insurance revenue increased $1.9 million, reflecting a higher level of insurance renewals, investment management fees increased $1.2 million and brokerage commissions increased $0.6 million. The increase in non-interest expense primarily reflects an increase in professional and outside services as well as an increase in allocated expenses.

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

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $12.5 billion and $4.3 billion, respectively, at December 31, 2011 compared to $12.6 billion and $4.2 billion, respectively, at December 31, 2010.

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

Years ended December 31 (in millions)	2011	2010	2009
Net interest loss	$(21.1)	$(53.3)	$(127.1)
Total non-interest income	14.1	7.3	24.3
Total non-interest expense	(1.2)	3.1	3.5

Loss before income tax benefit	(5.8)	(49.1)	(106.3)
Income tax benefit	(1.5)	(16.1)	(37.5)

Net loss	$(4.3)	$(33.0)	$(68.8)

Total average assets	$3,870.3	$3,924.7	$3,957.6
Total average liabilities	699.0	126.4	90.7

Treasury’s net loss improved in 2011 compared to 2010, primarily reflecting a decrease in net interest loss and an increase in non-interest income. The improvement in net interest loss reflects an increase in the funding center’s net interest spread, primarily resulting from the benefit of an increase in investment income in 2011, partially offset by the impact of the change in FTP methodology discussed previously. Included in total non-interest income in 2011 are $9.1 million of gross security gains resulting from the sale of mortgage-backed securities with a book value of $507 million.

Total average assets decreased $54 million in 2011 compared to the year-ago period, reflecting a $1.4 billion increase in average securities offset by a $1.4 billion decrease in average short-term investments and average securities purchased under agreements to resell. The increase in total average liabilities primarily reflects increases in average total borrowings and average subordinated notes and debentures assumed in connection with recent acquisitions.

Treasury’s net loss in 2010 was reduced by $35.8 million compared to 2009, reflecting an improvement in net interest loss partially offset by a decrease in non-interest income. The $73.8 million decrease in net interest loss reflects an increase in the funding center’s net interest spread, which is primarily due to the historically low interest rate environment over an extended period of time, resulting in long-term funding costs declining more than asset yields, reflecting the asset sensitive position of People’s United Financial’s balance sheet. The decrease in non-interest income primarily reflects net security losses in 2010 of $1.0 million compared to net security gains of $16.6 million in 2009.

Total average assets decreased $33 million in 2010 compared to 2009, reflecting a $645 million increase in average securities and a $626 million decrease in average short-term investments and average securities purchased under agreements to resell.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital.

Years ended December 31 (in millions)	2011	2010	2009
Net interest income	$25.0	$61.5	$69.7
Provision for loan losses	14.4	26.7	30.1
Total non-interest income	(3.9)	(3.6)	2.4
Total non-interest expense	69.6	74.6	26.0

(Loss) income before income tax (benefit) expense	(62.9)	(43.4)	16.0
Income tax (benefit) expense	(21.2)	(14.5)	4.9

Net (loss) income	$(41.7)	$(28.9)	$11.1

Total average assets	$1,199.2	$1,002.8	$746.8
Total average liabilities	82.3	297.2	386.9

The “Other” category also includes certain non-recurring items, such as: merger-related expenses, core system conversion costs and one-time charges totaling $56.8 million, $58.9 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively (included in total non-interest expense); $4.4 million of benefit-related and other charges for the year ended December 31, 2009 (included in total non-interest expense); and gains of $5.6 million related to the sale of the Company’s remaining Class B Visa, Inc. shares and $1.4 million related to the sale of two branches for the year ended December 31, 2009 (included in total non-interest income). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

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

Net Interest Margin

Years ended December 31 (percent)

Net Interest Income—FTE

Years ended December 31 (dollars in millions)

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0 to 0.25 percent. The improvement in the net interest margin in 2011 and 2010 primarily reflects the benefits from the acquisitions completed over the past two years, an increase in investment income and lower deposit costs. However, the net interest margin has been impacted by the historically low interest rate environment and the Company’s continued investment of a portion of its excess capital in relatively low-yielding short-term investments and securities purchased under agreements to resell.

2011 Compared to 2010

The net interest margin increased 44 basis points to 4.14% compared to 2010. The higher net interest margin primarily reflects the benefits from recent acquisitions, an increase in investment income and lower deposit costs. Net interest income (FTE basis) increased $229.1 million, reflecting a $227.8 million increase in total interest and dividend income and a $1.3 million decrease in total interest expense. Net interest income in 2011 included (i) $11.2 million of interest related to changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments and (ii) $5.0 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Excluding these two items, the operating net interest margin in 2011 was 4.07%.

Average earning assets totaled $22.5 billion in 2011, a $3.5 billion increase from 2010, reflecting increases of $3.6 billion in average loans and $1.4 billion in average securities, partially offset by a $1.4 billion decrease in average short-term investments and securities purchased under agreements to resell. Average loans, average securities, and average short-term investments and securities purchased under agreements to resell comprised 84%, 13% and 3%, respectively, of average earning assets in 2011 compared to 80%, 8% and 12%, respectively, in 2010. In 2011, the yield earned on the total loan portfolio was 5.18% and the yield earned on securities, short-term investments and securities purchased under agreements to resell was 2.35%, compared to 5.14% and 1.30%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 48% of the loan portfolio had floating interest rates at December 31, 2011 compared to approximately 45% at December 31, 2010.

The total average commercial banking loan portfolio increased $2.9 billion compared to 2010, reflecting loans acquired through recent acquisitions as well as organic growth. Average residential mortgage loans increased $698 million compared to the year-ago period, reflecting recent acquisitions and People’s United Financial’s decision in May 2010 to begin retaining newly-originated residential mortgage loans. Average consumer loans decreased $9 million compared to 2010, reflecting a $40 million decline in average indirect auto loans partially offset by a $35 million increase in average home equity loans.

Average funding liabilities totaled $20.4 billion in 2011, a $4.2 billion increase compared to 2010, including increases of $3.5 billion in average total deposits and $709 million in average borrowings, reflecting acquisitions and growth. Average savings and money market deposits, average time deposits and average non-interest-bearing deposits increased $2.1 billion, $743 million and $607 million, respectively. Average total deposits comprised 94% and 97% of average funding liabilities in 2011 and 2010, respectively.

The 17 basis point decrease to 0.63% from 0.80% in the rate paid on average funding liabilities in 2011 compared to 2010 primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 15 basis points in 2011, reflecting decreases of 37 basis points in time deposits and 9 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 52% and 27%, respectively, of average total deposits in 2011 compared to 50% and 29%, respectively, in 2010.

2010 Compared to 2009

The net interest margin increased 50 basis points to 3.70% compared to 2009. The higher net interest margin reflects higher investment income, the benefit from the Financial Federal acquisition completed in February 2010 and lower deposit costs, partially offset by the low interest rate environment and the Company’s asset sensitive balance sheet, including its significant excess capital position, a portion of which was invested in low-yielding short-term investments for most of 2010. Net interest income (FTE basis) increased $122.1 million, reflecting a $61.9 million increase in total interest and dividend income and a $60.2 million decrease in total interest expense.

Average earning assets totaled $19.0 billion in 2010, an $832 million increase from 2009, reflecting increases of $829 million in average loans and $645 million in average securities, partially offset by a $626 million decrease in average short-term investments and securities purchased under agreements to resell. Average loans, average short-term investments and securities purchased under agreements to resell, and average securities comprised 80%, 12% and 8%, respectively, of average earning assets in 2010 compared to 79%, 16% and 5%, respectively, in 2009. In 2010, the yield earned on the total loan portfolio was 5.14% and the yield earned on securities, short-term investments and securities purchased under agreements to resell was 1.30%, compared to 5.07% and 1.06%, respectively, in 2009.

The total average commercial banking loan portfolio increased $1.2 billion, reflecting the addition of the PUEFC portfolio (average of $903 million in 2010) and other acquisitions completed in 2010, and a $386 million increase in average commercial real estate loans. Average residential mortgage loans decreased $337 million compared to 2009, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans. Average consumer loans decreased $65 million, reflecting declines of $46 million in average indirect auto loans and $15 million in average home equity loans.

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2011, 2010 and 2009. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2011			2010			2009
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$743.1	$2.0	0.28%	$1,725.0	$4.6	0.27%	$2,386.5	$6.5	0.27%
Securities purchased under agreements to resell	27.3	0.1	0.17	456.2	0.9	0.20	421.1	0.8	0.19
Securities (1)	2,933.3	85.1	2.90	1,579.5	43.5	2.76	934.2	32.4	3.47
Loans held for sale	38.8	2.1	5.42	43.4	2.4	5.59	59.0	3.0	5.13
Loans:
Commercial real estate	6,971.8	392.4	5.63	5,594.8	312.1	5.58	5,208.5	287.8	5.52
Commercial (2)	6,465.4	364.9	5.64	4,961.9	269.6	5.43	4,116.7	202.3	4.91
Residential mortgage	3,126.8	129.1	4.13	2,428.6	109.4	4.51	2,766.2	142.0	5.13
Consumer	2,190.1	84.2	3.85	2,199.2	89.6	4.07	2,264.4	95.4	4.21

Total loans	18,754.1	970.6	5.18	15,184.5	780.7	5.14	14,355.8	727.5	5.07

Total earning assets	22,496.6	$1,059.9	4.71%	18,988.6	$832.1	4.38%	18,156.6	$770.2	4.24%

Other assets	3,531.6			3,027.6			2,600.9

Total assets	$26,028.2			$22,016.2			$20,757.5

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,032.8	$—	—%	$3,426.0	$—	—%	$3,210.8	$—	—%
Savings, interest-bearing checking and money market	9,970.1	51.0	0.51	7,853.6	47.4	0.60	6,710.6	48.2	0.72
Time	5,276.6	56.4	1.07	4,533.5	65.4	1.44	4,966.9	125.2	2.52

Total deposits	19,279.5	107.4	0.56	15,813.1	112.8	0.71	14,888.3	173.4	1.16

Borrowings:
Retail repurchase agreements	486.6	2.0	0.41	209.2	1.0	0.48	151.2	0.7	0.46
FHLB advances	456.1	6.7	1.48	52.3	1.1	2.22	14.8	0.8	5.28
Federal funds purchased and other borrowings	36.6	0.3	0.75	9.0	0.2	2.20	2.1	—	1.92

Total borrowings	979.3	9.0	0.92	270.5	2.3	0.88	168.1	1.5	0.90

Subordinated notes and debentures	170.4	12.1	7.08	179.6	14.7	8.17	181.2	15.1	8.35

Total funding liabilities	20,429.2	$128.5	0.63%	16,263.2	$129.8	0.80%	15,237.6	$190.0	1.25%

Other liabilities	327.7			384.7			378.5

Total liabilities	20,756.9			16,647.9			15,616.1
Stockholders’ equity	5,271.3			5,368.3			5,141.4

Total liabilities and stockholders’ equity	$26,028.2			$22,016.2			$20,757.5

Net interest income/spread (3)		$931.4	4.08%		$702.3	3.58%		$580.2	2.99%

Net interest margin			4.14%			3.70%			3.20%

(1)	Average balances and yields for securities available for sale are based on amortized cost.
(2)	Includes commercial and industrial loans and equipment financing loans.
(3)	The FTE adjustment was $7.8 million, $3.3 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	2011 Compared to 2010 Increase (Decrease)			2010 Compared to 2009 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(2.7)	$0.1	$(2.6)	$(1.8)	$(0.1)	$(1.9)
Securities purchased under agreements to resell	(0.7)	(0.1)	(0.8)	—	0.1	0.1
Securities	39.2	2.4	41.6	18.8	(7.7)	11.1
Loans held for sale	(0.3)	—	(0.3)	(0.9)	0.3	(0.6)
Loans:
Commercial real estate	77.5	2.8	80.3	21.5	2.8	24.3
Commercial	84.5	10.8	95.3	44.4	22.9	67.3
Residential mortgage	29.4	(9.7)	19.7	(16.3)	(16.3)	(32.6)
Consumer	(0.4)	(5.0)	(5.4)	(2.6)	(3.2)	(5.8)

Total loans	191.0	(1.1)	189.9	47.0	6.2	53.2

Total change in interest and dividend income	226.5	1.3	227.8	63.1	(1.2)	61.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	11.5	(7.9)	3.6	7.5	(8.3)	(0.8)
Time	9.6	(18.6)	(9.0)	(10.1)	(49.7)	(59.8)

Total deposits	21.1	(26.5)	(5.4)	(2.6)	(58.0)	(60.6)

Borrowings:
Retail repurchase agreements	6.1	(0.5)	5.6	0.3	—	0.3
FHLB advances	1.1	(0.1)	1.0	1.0	(0.7)	0.3
Federal funds purchased and other borrowings	0.3	(0.2)	0.1	0.1	0.1	0.2

Total borrowings	7.5	(0.9)	6.6	1.4	(0.6)	0.8

Subordinated notes and debentures	(0.7)	(1.9)	(2.6)	(0.1)	(0.3)	(0.4)

Total change in interest expense	27.9	(29.2)	(1.3)	(1.3)	(58.9)	(60.2)

Change in net interest income	$198.6	$30.5	$229.1	$64.4	$57.7	$122.1

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2011.

As of December 31, 2011 (dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$410.7	0.27%
Securities	2,931.4	2.53
Loans held for sale	101.9	3.21
Loans	20,400.0	5.07

Total earning assets	$23,844.0	4.67%

Funding liabilities:
Non-interest-bearing deposits	$4,506.2	—%
Savings, interest-bearing checking and money market deposits	10,970.4	0.37
Time deposits	5,339.2	1.35
Borrowings	856.7	1.43
Subordinated notes and debentures	159.6	6.30

Total funding liabilities	$21,832.1	0.62%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2011	2010	2009	2011/2010	2010/2009
Bank service charges	$131.3	$126.3	$128.8	4.0%	(1.9)%
Investment management fees	33.2	32.0	32.4	3.8	(1.2)
Insurance revenue	30.7	28.8	30.0	6.6	(4.0)
Brokerage commissions	11.9	11.3	12.2	5.3	(7.4)
Net security gains (losses):
Debt securities	8.8	(1.0)	16.6	n/m	n/m
Equity securities	—	—	5.5	—	(100.0)
Trading account securities	—	—	(0.1)	—	(100.0)

Total net security gains (losses)	8.8	(1.0)	22.0	n/m	(104.5)

Net gains on sales of residential mortgage loans	7.6	12.1	13.9	(37.2)	(12.9)
Net gains on sales of acquired loans	7.5	—	—	100.0	—
Bank-owned life insurance	6.3	6.7	8.4	(6.0)	(20.2)
Merchant services income, net	4.3	4.3	3.9	—	10.3
Other non-interest income:
Commercial banking fees	26.6	15.1	3.1	76.2	n/m
Operating lease income	25.0	19.4	14.6	28.9	32.9
Other	14.4	15.0	15.0	(4.0)	—

Total other non-interest income	66.0	49.5	32.7	33.3	51.4

Total non-interest income	$307.6	$270.0	$284.3	13.9%	(5.0)%

n/m—not meaningful

Total non-interest income increased $37.6 million in 2011 compared to 2010 and decreased $14.3 million in 2010 compared to 2009. The improvement in total non-interest income in 2011 compared to 2010 primarily reflects the benefits from acquisitions completed in 2011 and 2010, net security gains in 2011 and higher commercial banking fees in 2011. The decrease in total non-interest income in 2010 compared to 2009 primarily reflects net security losses of $1.0 million in 2010 and net security gains of $22.0 million in 2009 (see below). Within non-interest income, the expenses related to the Company’s merchant services business and customer derivative activities are presented on a net basis for all periods, along with the respective revenues.

The increase in bank service charges in 2011 primarily reflects improvements in commercial and retail fees, partially offset by a $5.0 million decline in interchange fees resulting from certain provisions of the DFA, which took effect in October 2011. Bank service charges are expected to decline by approximately $20 million on an annualized basis as a result of certain provisions of the DFA (see Recent Market Developments).

The level of investment management fees and brokerage commissions in recent years primarily reflects the uncertainty in the equity markets and broader economic weakness experienced throughout the past few years, while the level of insurance revenue primarily reflects the continued soft insurance market.

In 2011, People’s United Financial sold mortgage-backed securities with an amortized cost of $507 million, in order to reduce book value at risk resulting from higher prepayment speeds, and recorded $9.1 million of gross security gains. Security losses in 2010 resulted from the sale of securities acquired in the Smithtown and LSB acquisitions as a result of changes in market interest rates occurring subsequent to the acquisition date (November 30, 2010). In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded security gains totaling $16.9 million. Proceeds from sales transactions occurring during 2009 were subsequently reinvested in residential mortgage-backed securities with substantially-equivalent maturities and yields. This investment portfolio repositioning was undertaken to mitigate prepayment risk. Net security gains in 2009 also include a gain of $5.6 million (included in equity securities gains in the above table) resulting from the sale of People’s United Financial’s remaining Class B Visa, Inc. shares as part of Visa’s IPO. People’s United Financial obtained its ownership in Visa shares as a result of its acquisition of Chittenden, which was a Visa member.

The decline in net gains on sales of residential mortgage loans in 2011 compared to 2010 reflects a lower level of residential mortgage loan sales in 2011 (a 30% decline in volume from 2010) due to the lower level of refinancing activity in 2011 as well as the Company’s decision in May 2010 to portfolio residential mortgage loans. The decline in net gains on sales of residential mortgage loans in 2010 compared to 2009 reflects a lower level of residential mortgage loan sales (a 20% decline in volume from 2009) due to the lower level of refinancing activity in 2010 and the Company’s change in strategy to hold certain newly-originated residential mortgage loans. Net gains on sales of acquired loans in 2011 reflect sales of acquired loans with contractual balances of approximately $152 million (carrying amounts of approximately $106 million).

BOLI income totaled $6.3 million ($9.4 million on a taxable-equivalent basis) in 2011 compared to $6.7 million ($10.3 million on a taxable-equivalent basis) in 2010 and $8.4 million ($12.9 million on a taxable-equivalent basis) in 2009. The decrease in BOLI income in 2011 and 2010 primarily reflects a lower crediting rate in both years.

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The increases in commercial banking fees and operating lease income reflect higher levels of commercial fees and equipment leased to PCLC customers.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2011	2010	2009	2011/2010	2010/2009
Compensation and benefits	$429.0	$380.4	$350.5	12.8%	8.5%
Occupancy and equipment	133.3	114.4	109.8	16.5	4.2
Professional and outside service fees	70.6	72.7	44.0	(2.9)	65.2
Other non-interest expense:
Regulatory	30.1	27.7	30.8	8.7	(10.1)
Amortization of other acquisition-related intangibles	25.8	21.7	20.6	18.9	5.3
Stationery, printing, postage and telephone	21.6	20.5	17.9	5.4	14.5
Amortization of leased equipment	20.8	16.1	12.3	29.2	30.9
Advertising and promotion	17.2	17.3	14.1	(0.6)	22.7
Executive-level separation costs	3.8	15.3	—	n/m	n/m
Other	76.8	72.6	57.8	5.8	25.6

Total other non-interest expense	196.1	191.2	153.5	2.6	24.6

Total	829.0	758.7	657.8	9.3	15.3
Merger-related expenses	42.9	23.3	2.0	84.1	n/m

Total non-interest expense	$871.9	$782.0	$659.8	11.5%	18.5%

Efficiency ratio	64.4%	72.4%	72.7%

n/m—not meaningful

Excluding the effect of merger-related expenses recorded in each year, total non-interest expense increased $70.3 million in 2011 compared to 2010 and increased $100.9 million in 2010 compared to 2009. Merger-related expenses consist of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings. Merger-related expenses in 2011 include a $9.3 million charge related to the prepayment of $284 million of callable FHLB advances. Included in total non-interest expense in 2010 and 2009 are $20.3 million and $2.5 million, respectively, of core system conversion costs. Also included in 2010 is $15.3 million related to costs incurred in connection with the former CEO’s separation agreement.

The lower efficiency ratio in 2011 compared to 2010 reflects a 23% increase in operating revenue partially offset by a 9% increase in operating expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

The increase in compensation and benefits in 2011 compared to 2010 reflects additional compensation and benefit costs resulting from the acquisitions completed in 2011 and 2010, normal merit increases and higher benefit-related costs. The increase in compensation and benefits in 2010 compared to 2009 primarily reflects normal merit increases, higher benefit-related and stock-based compensation costs, costs related to the core system conversion and additional compensation and benefit costs from acquisitions completed in 2010.

In July 2011, People’s United Bank amended its defined benefit pension plan (the “Plan”) to “freeze”, effective December 31, 2011, the accrual of pension benefits for Plan participants. As such, Plan participants will not earn any additional benefits after that date. Instead, effective January 1, 2012, People’s United Bank will make a contribution on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Also in July 2011, other cost-saving initiatives were announced, including the elimination of selected positions primarily within corporate functions, non-core lending businesses and the former Bank of Smithtown. The annual cost savings expected to be realized as a result of these initiatives is approximately $20 million beginning in 2012.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the Acts is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the Company’s other postretirement benefits obligation, which totaled $12.1 million at December 31, 2011, and related net periodic benefit expense, which totaled $0.9 million for the year ended December 31, 2011, is not expected to be material.

The increase in occupancy and equipment expense in 2011 compared to 2010 primarily reflects the incremental costs associated with the continued geographic expansion of People’s United Financial’s franchise as well as the acquisitions completed in 2011 and 2010. Costs recorded in 2010 related to the core system conversion and computer system servicing costs, and expenses related to the trade name and rebranding initiative (see below) are the principal reason for the variances in professional and outside services, and advertising and promotion. The increase in amortization expense of leased equipment in 2011 and 2010 relates to the higher level of equipment leased to PCLC customers.

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

As a result of the decision to “re-brand” the Chittenden banks, the useful life of the trade name intangible asset was no longer deemed to be indefinite and management was required to perform a final impairment test prior to amortizing the asset over its estimated remaining useful life beginning July 1, 2010. People’s United Financial performed its final trade name impairment test as of June 30, 2010 and determined that the fair value of the trade name intangible exceeded its carrying amount. As a result, no impairment loss was recognized. The trade name intangible is being amortized on an accelerated basis over a period of approximately 20 years, reflecting the manner in which the related benefit is realized.

Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $26.4 million in 2012; $25.7 million in 2013; $24.3 million in 2014; $23.3 million in 2015; and $13.0 million in 2016.
The FDIC authorized higher premium assessments in 2009 pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. In May 2009, the FDIC adopted a final rule that imposed a special assessment of 5 basis points on each insured financial institution’s total assets less Tier 1 capital as of June 30, 2009. As a result, included in regulatory expense in 2009 is an FDIC special assessment charge of $8.4 million. In November 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay, on December 30, 2009, their estimated deposit insurance premiums for 2010, 2011 and 2012. Under this rule, which did not include any additional special assessments, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011.

In February 2011, the FDIC approved a final rule (which was effective June 30, 2011) that: changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF at 2% of insured deposits. The rule also (i) implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) creates a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

The increase in other non-interest expense in 2011 compared to 2010 reflects (i) a $4.8 million charge in 2011 associated with the planned consolidation of approximately 15 branches and other office space during 2012, which is expected to result in approximately $5 million of annualized operating expense savings and (ii) a higher level of expenses in 2011 related to foreclosed properties.

Income Taxes

Income tax expense totaled $96.8 million, $41.3 million and $43.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income tax benefits of $2.0 million are included in income tax expense for the year ended December 31, 2009, which stems from a reduction in the combined state income tax rate following the charter consolidations of the former Chittenden banks.

People’s United Financial’s effective income tax rate was 32.7% and 32.5% for the years ended December 31, 2011 and 2010, respectively, and would have been 31.3% for the year ended December 31, 2009 excluding the income tax benefits of $2.0 million described above. The effective income tax rate in 2011 reflects $0.6 million (net) of tax reserves that were released as a result of closed tax years. People’s United Financial’s effective income tax rate is expected to increase slightly in 2012 primarily due to an increase in state income tax liabilities associated with the Company’s further expansion into states with higher corporate income tax rates.

The difference between People’s United Financial’s effective income tax rate for the year ended December 31, 2011 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax exempt interest earned on certain investments; (iii) tax exempt income from bank-owned life insurance; and (iv) state income taxes.

People’s United Financial maintains an ownership interest in several limited partnership investments to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a significant role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). These credits totaled $6.6 million, $4.6 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Securities

	2011		2010		2009
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
Corporate	$55.0	$61.1	$55.0	$55.0	$55.0	$55.0
Other	1.4	1.4	0.1	0.1	0.3	0.3

Total securities held to maturity	$56.4	$62.5	$55.1	$55.1	$55.3	$55.3

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$80.5	$81.0	$476.2	$476.3	$10.7	$10.8
GSE residential mortgage-backed securities and CMOs	2,388.9	2,447.8	2,289.0	2,290.6	729.9	728.1
State and municipal	127.8	137.7	57.6	58.2	0.3	0.3
Corporate	57.4	56.5	—	—	—	—
Other	2.6	2.3	4.5	4.5	—	—

Total debt securities	2,657.2	2,725.3	2,827.3	2,829.6	740.9	739.2
Equity securities	0.2	0.2	1.5	1.5	0.5	0.5

Total securities available for sale	$2,657.4	$2,725.5	$2,828.8	$2,831.1	$741.4	$739.7

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

People’s United Financial invests in debt securities rated in the highest categories assigned by a nationally recognized statistical ratings organization. Management has internal guidelines for the credit quality and duration of People’s United Financial’s debt securities portfolio and monitors these on a regular basis.

At December 31, 2011, People’s United Financial’s securities available for sale portfolio totaled $2.7 billion, or 10% of total assets, compared to $2.8 billion, or 11% of total assets, at December 31, 2010 and $0.7 billion, or 3% of total assets, at December 31, 2009.

In 2011, the Company sold 15-year mortgage-backed securities with an amortized cost of $507 million to reduce book value at risk due to an expected increase in prepayments and recorded gross realized gains totaling $9.1 million. Subsequently, the Company purchased short-duration agency-issued CMOs backed by collateral that is expected to exhibit lower prepayment risk.

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

At December 31, 2011 and 2010, the fair value exceeded the amortized cost of the securities available for sale portfolio by $68.1 million and $2.3 million, respectively, while at December 31, 2009, the amortized cost exceeded the fair value of the securities available for sale portfolio by $1.7 million.

All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively small scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 2.8 years, 3.4 years and 4.0 years at December 31, 2011, 2010 and 2009, respectively.

Lending Activities

People’s United Financial conducts its lending activities principally through its Commercial Banking and Retail and Business Banking business segments. People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $3.07 billion in 2011 compared to 2010 and increased $3.23 billion in 2010 compared to 2009. People’s United Financial acquired loans with a fair value of $1.87 billion in 2011 and $3.49 billion in 2010. Loans acquired in connection with business combinations beginning in 2010 are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2011 and 2010, the carrying amount of the acquired loan portfolio totaled $3.60 billion and $2.88 billion, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2011	2010	2009	2008	2007
Commercial Banking:
Commercial real estate (1)	$7,172.2	$7,306.3	$5,399.4	$4,967.3	$1,885.6
Commercial and industrial (1)	5,352.6	3,095.6	2,805.7	2,999.5	1,618.9
Equipment financing	2,029.4	2,100.4	1,236.8	1,226.9	981.5

Total Commercial Banking	14,554.2	12,502.3	9,441.9	9,193.7	4,486.0

Retail:
Residential mortgage:
Adjustable-rate	2,947.7	2,117.9	2,230.2	2,850.3	3,106.7
Fixed-rate	680.7	529.6	182.4	275.6	50.0

Total residential mortgage	3,628.4	2,647.5	2,412.6	3,125.9	3,156.7

Consumer:
Home equity	2,057.7	1,976.8	1,986.3	1,945.5	1,224.4
Other consumer	159.7	201.1	258.7	281.9	26.4

Total consumer	2,217.4	2,177.9	2,245.0	2,227.4	1,250.8

Total Retail	5,845.8	4,825.4	4,657.6	5,353.3	4,407.5

Total loans	$20,400.0	$17,327.7	$14,099.5	$14,547.0	$8,893.5

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

People’s United Financial’s loan portfolio is primarily concentrated within New England with approximately 71% and 68% of the total loan portfolio representing loans to customers within the New England states at December 31, 2011 and 2010, respectively, and approximately 12% and 15% represents loans to customers in New York state at those dates.

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2011:

As of December 31, 2011 (in millions)	Commercial Banking	Retail	Total
Amounts due:
One year or less	$2,411.0	$39.8	$2,450.8

After one year:
One to five years	5,444.6	280.0	5,724.6
Over five years	6,698.6	5,526.0	12,224.6

Total due after one year	12,143.2	5,806.0	17,949.2

Total	$14,554.2	$5,845.8	$20,400.0

The following table presents, as of December 31, 2011, loan amounts due after December 31, 2012, and whether these loans have adjustable or fixed interest rates:

	Interest Rate		Total
(in millions)	Adjustable	Fixed
Commercial Banking	$5,817.3	$6,325.9	$12,143.2
Retail	4,676.0	1,130.0	5,806.0

Total loans due after one year	$10,493.3	$7,455.9	$17,949.2

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

As of December 31 (in millions)	2011	2010
Property Type:
Office buildings	$2,130.1	$1,837.5
Residential (multi-family)	1,796.7	1,271.3
Retail	1,730.2	1,759.8
Industrial/manufacturing	499.8	670.6
Hospitality and entertainment	404.9	551.0
Mixed/Special use	237.9	590.7
Land	139.3	269.4
Self storage	129.2	151.6
Health care	40.0	114.2
Other properties	64.1	90.2

Total commercial real estate	$7,172.2	$7,306.3

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio is in the office building sector, which represented 30% and 25% of this loan portfolio at December 31, 2011 and 2010, respectively.

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio decreased $134 million in 2011 compared to 2010, reflecting the reclassification of approximately $875 million of loans secured, in part, by owner-occupied commercial properties from commercial real estate loans to commercial and industrial loans in 2011 and a decrease in acquired commercial real estate loans, partially offset by the addition of loans acquired in connection with the Danvers acquisition completed in 2011, as well as organic growth of $756 million, or 10% of the commercial real estate portfolio. The commercial real estate portfolio increased $1.9 billion in 2010 compared to 2009, reflecting the addition of loans acquired in connection with the acquisition completed in 2010, as well as organic growth of $206 million, or 4% of the commercial real estate portfolio. Included in the commercial real estate portfolio are construction loans totaling $653 million and $1.04 billion at December 31, 2011 and 2010, respectively, net of the unadvanced portion of such loan totaling $281 million and $176 million, respectively. In 2011, the Company sold acquired loans with an outstanding balance of $152 million (carrying amount of $105 million) and recognized a net gain on sale of $7.5 million.

At December 31, 2011 and 2010, approximately 26% and 22%, respectively, of People’s United Financial’s commercial real estate portfolio was secured by properties located in Connecticut, and approximately 23% and 28%, respectively, was secured by properties located in New York. In addition, approximately 33% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2011 compared to approximately 35% at December 31, 2010. No other state exposure was greater than 5% at December 31, 2011.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, the New England and Metro New York economies. People’s United Financial continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy weakens in 2012.

Commercial Real Estate Diversification

As of December 31, 2011 (percent)

Commercial and Industrial

As of December 31 (in millions)	2011	2010
Industry:
Finance, insurance and real estate	$1,300.0	$725.8
Service	1,087.6	658.5
Manufacturing	765.2	531.6
Retail sales	527.4	223.6
Wholesale distribution	522.6	254.3
Health services	448.1	210.0
Construction	209.3	145.4
Arts/entertainment/recreation	147.1	65.2
Transportation/utility	112.8	76.9
Public administration	86.0	63.5
Agriculture	24.4	29.7
Other	122.1	111.1

Total commercial and industrial	$5,352.6	$3,095.6

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

In 2011, the commercial and industrial portfolio increased $2.3 billion compared to 2010, reflecting the reclassification of approximately $875 million of loans secured, in part, by owner-occupied commercial properties from commercial real estate loans to commercial and industrial loans in 2011, the addition of loans acquired in connection with the Danvers acquisition, as well as organic growth of $461 million, or 15% of the commercial and industrial portfolio, partially offset by a decrease in acquired commercial and industrial loans.

In 2010, the commercial and industrial portfolio increased $290 million compared to 2009, reflecting the addition of loans acquired in connection with the acquisitions completed in 2010, as well as organic growth of $210 million, or 8% of the commercial and industrial portfolio.

At December 31, 2011, the commercial and industrial portfolio included $274 million of asset-based lending loans, essentially all of which are to customers within the Company’s geographic footprint. Approximately 86% of these loans were acquired in connection with the Danvers acquisition. The commercial and industrial portfolio also includes $344 million of mortgage warehouse loans at December 31, 2011, compared to $55 million at December 31, 2010. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the loan is sold into the secondary market. Approximately 30% of the mortgage warehouse loans are to customers within the Company’s footprint.

At December 31, 2011, approximately 25% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 44% at December 31, 2010. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled approximately 50% and 37% at December 31, 2011 and 2010, respectively. No other state exposure was greater than 8%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in 2012.

Commercial and Industrial Diversification

As of December 31, 2011 (percent)

Commercial and Industrial Portfolio

As of December 31 (dollars in millions)

Equipment Financing

As of December 31 (in millions)	2011	2010
Industry:
Transportation/utility	$614.7	$630.2
Construction	412.2	427.8
Printing	331.7	381.0
Waste	136.6	135.0
General manufacturing	134.0	176.4
Retail sales	114.3	103.6
Packaging	92.1	89.9
Wholesale distribution	49.3	35.1
Service	47.9	43.9
Health services	41.6	21.8
Food services	32.3	30.6
Other	22.7	25.1

Total equipment financing	$2,029.4	$2,100.4

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the transportation/utility, construction, printing and general manufacturing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially the entire equipment financing portfolio (approximately 97% and 96% at December 31, 2011 and 2010, respectively) involves customers outside of New England. At December 31, 2011, approximately 33% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York and no other state exposure was greater than 6%.

The equipment financing portfolio decreased $71 million in 2011 compared to 2010, reflecting organic loan growth of $300 million, offset by a $371 million, or 54%, decrease in the PUEFC acquired loan portfolio since December 31, 2010. Operating on a national scale, equipment financing represented 14% of the Commercial Banking loan portfolio at December 31, 2011 compared to 17% at December 31, 2010. While People’s United Financial continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the economy weakens in 2012.

Equipment Financing Diversification

As of December 31, 2011 (percent)

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United Financial’s commercial and industrial loans and construction loans:

As of December 31, 2011 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,481.7	$1,800.3	$2,070.6	$5,352.6
Construction loans:
Commercial real estate	374.5	148.2	129.9	652.6
Residential mortgage	3.7	50.4	0.9	55.0

Total	$1,859.9	$1,998.9	$2,201.4	$6,060.2

As of December 31, 2011 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$3,093.7	$579.9	$175.5	$3,849.1
Predetermined rates	466.6	754.9	989.6	2,211.1

Total	$3,560.3	$1,334.8	$1,165.1	$6,060.2

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

At December 31, 2011 and 2010, approximately 92% and 87%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2011, the residential mortgage loan portfolio included $547 million of interest-only loans of which $24 million are stated income loans, compared to $447 million and $59 million, respectively, at December 31, 2010. See Asset Quality for further discussion of interest-only and stated income loans. Also included in residential mortgage loans are construction loans totaling $55 million and $94 million at December 31, 2011 and 2010, respectively.

People’s United Financial’s residential mortgage originations totaled $1.2 billion in both 2011 and 2010 and $1.3 billion in 2009. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 61% of total residential mortgage originations in 2011, compared to 20% in 2010 and 13% in 2009.

In 2011, adjustable-rate residential mortgage loans increased $830 million compared to 2010, reflecting the addition of loans acquired in connection with the Danvers acquisition, as well as organic growth of $777 million, or 37% of adjustable-rate residential mortgage loans. In 2010, adjustable-rate residential mortgage loans decreased $112 million compared to 2009, reflecting People’s United Financial’s past practice, through May 2010, of selling essentially all of its newly-originated residential mortgage loans. Fixed-rate residential mortgage loans increased $151 million in 2011 compared to 2010 and increased $347 million in 2010 compared to 2009. These increases reflect the addition of the acquisitions completed in 2011 and 2010, as well as organic growth of $82 million, or 15% of fixed-rate residential mortgage loans in 2011, and $184 million, or 101% of fixed-rate residential mortgage loans in 2010.

Historically, People’s United Financial held virtually all of the adjustable-rate residential mortgage loans that it originated on its balance sheet and has sold virtually all of the fixed-rate residential mortgage loans that it originated into the secondary market. In 2006, People’s United Financial completed a reassessment of its pricing with respect to adjustable-rate residential mortgage loans in light of the prevailing interest rate environment at that time. As a result, People’s United Financial made the decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. People’s United Financial continued to actively offer residential mortgage loans of all types through its extensive distribution system and, in May 2010, People’s United Financial made the decision to retain in its portfolio most of its originated adjustable-rate and fixed-rate residential mortgage loans. The Company currently retains in its portfolio most of its originated adjustable-rate and 10-year fixed-rate residential mortgage loans.

People’s United Financial’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in 2012 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2011 (percent)

Consumer Lending

People’s United Financial offers home equity lines of credit and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. Future growth of People’s United Financial’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2011	2010
Home equity lines of credit	$1,862.3	$1,759.2
Home equity loans	195.4	217.6
Indirect auto	117.0	155.2
Other loans	42.7	45.9

Total consumer	$2,217.4	$2,177.9

The consumer loan portfolio increased $40 million in 2011, reflecting the addition of loans acquired in connection with the Danvers acquisition, as well as organic growth of $16 million in the home equity portfolios, partially offset by a decrease of $38 million in indirect auto loans. At both December 31, 2011 and 2010, approximately 96% of the consumer loan portfolio was to customers located in New England.

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered TDRs. Acquired loans that are modified are not considered for TDR classification because they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

For the year ended December 31, 2011, we performed 24 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At December 31, 2011, the loan portfolio included $547 million of interest-only residential mortgage loans, of which $24 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2011, non-performing residential mortgage loans totaling $7.1 million had current loan-to-value ratios of more than 100%.

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

During 2011, we repurchased from GSEs and other third-party investors a total of 20 residential mortgage loans that we had previously sold to such parties. The total balance of the loans at the time of repurchase was $3.5 million and we incurred $0.3 million in related fees and expenses. During that same time period, we issued investor refunds and/or make-whole payments, including payments under contractual obligations as a result of early payoffs, totaling $0.7 million related to 21 loans. Based on the limited number of repurchase requests we have historically received, the immaterial cost associated with such repurchase requests, and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has not established a related liability.

The aforementioned foreclosure issues and the potential for additional legal and regulatory action could impact future foreclosure activities, including lengthening the time required for residential mortgage lenders, including People’s United Bank, to initiate and complete the foreclosure process. In recent years, foreclosure timelines have increased as a result of, among other reasons: (i) delays associated with the significant increase in the number of foreclosure cases as a result of the economic crisis; (ii) additional consumer protection initiatives related to the foreclosure process; and (iii) voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize losses.

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

The following table sets forth, as of December 31, 2011, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2012	$123.8
2013	275.2
2014	356.7
2015	387.8
2016	391.4
Later years	2,127.8

Total	$3,662.7

Essentially all of our HELOCs (98%) are presently in their draw period. Our default and delinquency statistics indicate a higher level of occurrence for converted amortizing payment loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at December 31, 2011 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,826.5	$28.4	1.55%
Amortizing payment	35.8	2.0	5.59

For the three months ended December 31, 2011, approximately 35% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of our home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum loan-to-value ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower loan-to-value ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire HEL portfolio with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2011, full and complete first lien position data was not readily available for approximately 88% of the HEL portfolio. Effective January 2011, we began tracking lien position data for all new originations and our Collections Department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2011, the portion of the HEL portfolio greater than 90 days past due with a CLTV greater than 80% was $8.2 million.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2011, there were 64 loans totaling $4.0 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 21 of the loans (totaling $0.9 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 21 loans was $0.4 million as of December 31, 2011. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% in 2011.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower loan-to-value ratios; and (iii) higher credit scores. Notwithstanding the maximum loan-to-value ratios and minimum FICO scores discussed previously, actual loan-to-value ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2011, approximately 72% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

Each month, all home equity and second mortgage loans greater than 180 days past due (regardless of our lien position) are analyzed in order to determine the amount by which the balance outstanding (including any amount subject to a first lien) exceeds the underlying collateral value. To the extent a shortfall exists, a charge-off is recognized. This charge-off activity is reflected in our established allowance for loan losses for home equity and second mortgage loans as part of the component attributable to historical portfolio loss experience, which considers losses incurred over the most recent 12-month period. While the limitations on available first lien data could impact the accuracy of our loan loss estimates, we believe that our methodology results in an allowance for loan losses that appropriately estimates the inherent probable losses within the portfolio, including those loans originated prior to January 2011 for which certain lien position data is not available.

Portfolio Risk Elements – Commercial Real Estate Lending

In general, construction loans originated by People’s United Financial are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units, or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets which represent an estimate of total costs to complete the proposed project, including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on: (i) a percentage of the committed loan amount; (ii) the loan term; and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity.

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

People’s United Financial’s construction loan portfolio totaled $653 million (approximately 3% of total loans) at December 31, 2011. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $933 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2011, construction loans totaling $223 million had remaining available interest reserves totaling $20 million. At that date, the Company had construction loans with interest reserves totaling $1 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $18 million of restructured construction loans as of December 31, 2011.

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

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: (i) People’s United Financial’s historical loan loss experience and recent trends in that experience; (ii) risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans, and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; (iii) an evaluation of delinquent and non-performing loans and related collateral values; (iv) the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; (v) the present financial condition of borrowers; and (vi) current economic conditions.

For a more detailed discussion of the Company’s allowance for loan losses methodology and related policies, see Critical Accounting Policies.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Acquired loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At December 31, 2011, the allowance for loan losses on acquired loans was $7.4 million (none at December 31, 2010).

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2011	2010	2009	2008	2007
Allowance for loan losses on originated loans:
Balance at beginning of period	$172.5	$172.5	$157.5	$72.7	$74.0

Charge-offs:
Commercial Banking:
Commercial real estate	(21.7)	(27.5)	(10.9)	(3.4)	—
Commercial and industrial	(12.6)	(14.3)	(9.8)	(5.6)	(7.0)
Equipment financing	(9.0)	(9.5)	(8.8)	(1.5)	(1.8)

Total	(43.3)	(51.3)	(29.5)	(10.5)	(8.8)

Retail:
Residential mortgage	(7.4)	(4.3)	(5.4)	(1.5)	—
Home equity	(3.8)	(3.8)	(3.5)	(1.0)	(0.4)
Other consumer	(3.6)	(5.3)	(7.1)	(6.2)	(2.3)

Total	(14.8)	(13.4)	(16.0)	(8.7)	(2.7)

Total charge-offs	(58.1)	(64.7)	(45.5)	(19.2)	(11.5)

Recoveries:
Commercial Banking:
Commercial real estate	0.5	0.8	0.3	0.2	0.1
Commercial and industrial	1.0	1.0	1.0	1.3	0.3
Equipment financing	0.2	0.3	0.2	0.3	0.1

Total	1.7	2.1	1.5	1.8	0.5

Retail:
Residential mortgage	1.0	0.6	0.2	0.4	0.6
Home equity	0.4	0.4	0.2	0.1	0.1
Other consumer	1.7	1.6	1.6	2.0	1.0

Total	3.1	2.6	2.0	2.5	1.7

Total recoveries	4.8	4.7	3.5	4.3	2.2

Net loan charge-offs	(53.3)	(60.0)	(42.0)	(14.9)	(9.3)
Provision for loan losses	56.3	60.0	57.0	26.2	8.0
Allowance recorded in the Chittenden acquisition	—	—	—	73.5	—

Balance at end of period	$175.5	$172.5	$172.5	$157.5	$72.7

Allowance for loan losses on acquired loans:
Balance at beginning of period	$—	$—	$—	$—	$—
Provision for loan losses	7.4	—	—	—	—

Balance at end of period	$7.4	$—	$—	$—	$—

Allowance for loan losses on originated loans as a percentage of:
Originated loans	1.04%	1.19%	1.22%	1.08%	0.82%
Originated non-performing loans	59.7	70.3	102.2	186.8	357.8
Commercial banking allowance for loan losses as a percentage of originated commercial banking loans	1.39	1.61	1.72	1.61	1.58
Retail allowance for loan losses as a percentage of originated retail loans	0.29	0.25	0.14	0.11	0.04

The provision for loan losses on originated loans in 2011 totaled $56.3 million, reflecting $53.3 million in net loan charge-offs (including $19.6 million against previously established specific reserves) and an increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans in 2011 reflects loan impairment attributable to certain acquired loans. The provision for loan losses in 2010 totaled $60.0 million, reflecting $60.0 million in net loan charge-offs. Commercial real estate loan charge-offs in 2010 include (i) two construction loans totaling $9.8 million, both of which carried specific reserves totaling $9.0 million, and (ii) partial charge-offs totaling $4.8 million related to two shared national credits. Commercial and industrial charge-offs in 2010 include a $6.0 million partial charge-off of a single commercial and industrial loan. The allowance for loan losses as a percentage of originated loans was 1.04% at December 31, 2011 and 1.19% at December 31, 2010.

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

For unsecured consumer loans, charge-offs are generally recorded when the loan is deemed to be uncollectible or 120 days past due, whichever occurs first. For consumer loans secured by real estate, including residential mortgage loans, charge-offs are generally recorded when the loan is deemed to be uncollectible or 180 days past due, whichever occurs first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that demonstrate an ability to repay may include: (i) a loan that is secured by adequate collateral and is in the process of collection; (ii) a loan supported by a valid guarantee or insurance; or (iii) a loan supported by a valid claim against a solvent estate.

For commercial banking loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral less cost to sell, or the present value of expected future cash flows.

The decision whether to charge-off all or a portion of a loan rather than to record a specific or general loss allowance is based on an assessment of all available information which aids in determining the loan’s net realizable value. Typically this involves consideration of both (i) the fair value of any collateral securing the loan, including whether the estimate of fair value has been derived from an appraisal or other market information, and (ii) other factors affecting the likelihood of repayment, including the existence of guarantees and insurance. If the amount by which the Company’s recorded investment in the loan exceeds its net realizable value is deemed to be a confirmed loss, a charge-off is recorded. Otherwise, a specific or general reserve is established, as applicable.

Net loan charge-offs as a percentage of average total loans equaled 0.28% in 2011, 0.40% in 2010 and 0.29% in 2009. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2011	2010	2009	2008	2007
Commercial Banking:
Commercial real estate	0.30%	0.48%	0.20%	0.07%	(0.01)%
Commercial and industrial	0.26	0.47	0.31	0.15	0.44
Equipment financing	0.44	0.44	0.70	0.12	0.19
Retail:
Residential mortgage	0.21	0.15	0.19	0.03	(0.02)
Home equity	0.17	0.17	0.17	0.05	0.02
Other consumer	0.93	1.57	1.90	1.44	3.89

Total portfolio	0.28%	0.40%	0.29%	0.10%	0.10%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percentage of loans in each class to total loans:

	2011		2010		2009		2008		2007
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial Banking:
Commercial real estate	$70.5	35.2%	$82.0	42.2%	$91.0	38.3%	$84.7	34.2%	$27.9	21.2%
Commercial and industrial	69.4	26.2	53.2	17.9	52.8	19.9	54.0	20.6	24.7	18.2
Equipment financing	20.5	9.9	26.3	12.1	21.8	8.8	12.7	8.4	18.3	11.0
Retail:
Residential mortgage	8.8	17.8	5.8	15.3	4.0	17.1	2.8	21.5	0.7	35.5
Home equity	4.3	10.1	2.7	11.4	1.8	14.1	1.7	13.4	0.5	13.8
Other consumer	2.0	0.8	2.5	1.1	1.1	1.8	1.6	1.9	0.6	0.3

Total originated allowance for loan losses	$175.5	100.0%	$172.5	100.0%	$172.5	100.0%	$157.5	100.0%	$72.7	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2011 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2011 is appropriate to cover probable losses.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing interest totaled $1.2 million and $11.8 million at December 31, 2010 and 2009, respectively (none at December 31, 2011).

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

Non-Performing Assets

As of December 31 (dollars in millions)	2011	2010	2009	2008	2007
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$106.7	$82.5	$72.4	$29.8	$3.7
Commercial and industrial	59.2	38.2	17.4	21.1	1.3
Equipment financing	42.9	36.0	20.6	5.8	3.1

Total	208.8	156.7	110.4	56.7	8.1

Retail:
Residential mortgage	68.9	78.8	52.7	24.2	8.9
Home equity	15.8	9.1	5.3	2.8	3.1
Other consumer	0.3	0.6	0.4	0.6	0.2

Total	85.0	88.5	58.4	27.6	12.2

Total originated non-performing loans (1)	293.8	245.2	168.8	84.3	20.3
REO	26.8	39.8	23.9	7.0	3.2
Repossessed assets	16.1	18.1	12.9	2.4	2.6

Total non-performing assets	$336.7	$303.1	$205.6	$93.7	$26.1

Originated non-performing loans as a percentage of originated loans	1.75%	1.70%	1.20%	0.58%	0.23%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	2.00	2.09	1.45	0.64	0.29
Tangible stockholders’ equity and allowance for loan losses	10.44	8.84	5.47	2.47	0.59

(1)	Reported net of government guarantees totaling $12.1 million, $9.4 million, $8.3 million and $6.5 million at December 31, 2011, 2010, 2009 and 2008, respectively (none at December 31, 2007). These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2011, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 85%) and commercial real estate loans (approximately 15%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $235 million and $14 million, respectively, at December 31, 2011 and $342 million and $18 million, respectively, at December 31, 2010 (none in prior periods). Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded given that the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets increased $33.6 million from December 31, 2010 and equaled 2.00% of originated loans, REO and repossessed assets at December 31, 2011. The increase in total non-performing assets from December 31, 2010 reflects increases in non-performing commercial real estate loans of $24.2 million, non-performing commercial and industrial loans of $21.0 million, non-performing equipment financing loans of $6.9 million and non-performing consumer loans of $6.4 million, essentially offset by decreases in non-performing residential mortgage loans of $9.9 million, REO of $13.0 million and repossessed assets of $2.0 million. Included in non-performing commercial real estate loans at December 31, 2011 is a previously disclosed loan with a remaining balance of $23 million that was placed on non-accrual status during the second quarter of 2011.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $598 million in originated potential problem loans at December 31, 2011. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2011, originated potential problem loans consisted of $254 million of commercial and industrial loans, $237 million of commercial real estate loans and $107 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may continue to increase in 2012.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United Financial’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Stockholders’ Equity and Dividends, and Market Risk Management.

Funding

At the current time, People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 94% of total assets at December 31, 2011. Borrowings also are an available source of funding. Based on People’s United Bank’s membership in the FHLB of Boston and the level of qualifying collateral available at December 31, 2011, People’s United Bank had up to $3.6 billion of borrowing capacity in the form of advances from the FHLB of Boston and Federal Reserve Bank of New York, and repurchase agreements. People’s United Bank also had unsecured borrowing capacity of $0.8 billion at December 31, 2011.

Deposits

	2011		2010		2009
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$4,506.2	—%	$3,872.6	—%	$3,509.0	—%
Savings, interest-bearing checking and money market	10,970.4	0.37	8,897.8	0.51	7,327.9	0.65

Total	15,476.6	0.26	12,770.4	0.36	10,836.9	0.44

Time deposits maturing:
Within 3 months	1,397.2	0.99	1,437.2	1.10	1,355.3	1.59
After 3 but within 6 months	929.5	0.94	920.7	1.20	889.0	1.60
After 6 months but within 1 year	1,281.9	1.04	1,485.2	1.29	1,441.9	1.67
After 1 but within 2 years	757.3	1.66	840.0	1.69	757.1	1.90
After 2 but within 3 years	308.0	2.09	195.7	2.66	78.2	2.80
After 3 years	665.3	2.53	283.9	2.78	87.2	3.16

Total	5,339.2	1.35	5,162.7	1.42	4,608.7	1.72

Total deposits	$20,815.8	0.54%	$17,933.1	0.66%	$15,445.6	0.82%

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United Financial provides customers access to their deposits through 372 branches, including 87 full-service Stop & Shop supermarket branches, 569 ATMs, telephone banking and an Internet banking site.

Deposits equaled 76% and 72% of total assets at December 31, 2011 and 2010, respectively. People’s United Financial assumed deposits with fair values of $2.1 billion and $2.5 billion in connection with the acquisitions completed in 2011 and 2010, respectively. Deposits and stockholders’ equity constituted over 96% and 95% of People’s United Financial’s funding base at December 31, 2011 and 2010, respectively.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2011, People’s United Financial’s network of Stop & Shop branches held deposits totaling $2.5 billion and deposits in supermarket branches open for more than one year averaged $30 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 22% of total deposits at both December 31, 2011 and 2010.

Time deposits of $100,000 or more totaled $2.2 billion at December 31, 2011, of which $571 million mature within three months, $342 million mature after three months but within six months, $486 million mature after six months but within one year and $792 million mature after one year. Brokered certificates of deposit totaled $7.9 million at December 31, 2010 (none as of December 31, 2011).

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United Financial’s time deposits by rate category:

As of December 31 (in millions)	2011
1.25% or less	$3,158.5
1.26% to 2.00%	1,076.1
2.01% to 2.50%	450.4
2.51% to 3.00%	445.5
3.01% to 3.50%	76.2
3.51% to 4.00%	71.7
4.01% and greater	60.8

Total	$5,339.2

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2011:

	Period to Maturity from December 31, 2011
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
1.25% or less	$960.0	$772.0	$1,001.1	$404.2	$20.5	$0.7	$3,158.5
1.26% to 2.00%	387.0	127.0	207.6	128.3	151.2	75.0	1,076.1
2.01% to 2.50%	32.5	14.8	34.1	95.4	61.7	211.9	450.4
2.51% to 3.00%	3.5	3.6	7.7	46.9	42.6	341.2	445.5
3.01% to 3.50%	2.4	1.1	2.0	20.3	25.2	25.2	76.2
3.51% to 4.00%	7.4	6.9	9.9	34.1	3.0	10.4	71.7
4.01% and greater	4.4	4.1	19.5	28.1	3.8	0.9	60.8

Total	$1,397.2	$929.5	$1,281.9	$757.3	$308.0	$665.3	$5,339.2

Borrowings

	2011		2010		2009
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements maturing:
Within 1 month	$496.2	0.32%	$472.2	0.43%	$144.1	0.48%
Within 1 year	1.0	0.35	1.0	0.80	—	—

Total retail repurchase agreements	497.2	0.32	473.2	0.43	144.1	0.48

Fixed rate FHLB advances maturing:
Within 1 year	—	—	27.8	3.27	7.7	3.98
After 1 but within 2 years	56.4	2.55	15.4	5.17	1.7	3.97
After 2 but within 3 years	—	—	65.9	2.65	—	—
After 3 but within 4 years	1.2	4.37	16.8	4.50	—	—
After 4 but within 5 years	—	—	1.5	4.37	—	—
After 5 years	274.8	2.68	380.9	3.05	5.4	2.04

Total FHLB advances	332.4	2.82	508.3	3.13	14.8	3.28

Federal funds purchased and other borrowings maturing:
Within 1 year	26.1	4.78	—	—	—	—
After 1 but within 2 years	—	—	28.1	4.78	—	—
After 3 but within 4 years	1.0	1.75	—	—	—	—
After 4 but within 5 years	—	—	1.0	1.75	—	—

Total federal funds purchased and other borrowings	27.1	4.66	29.1	4.67	—	—

Total borrowings	$856.7	1.43%	$1,010.6	1.91%	$158.9	0.74%

At December 31, 2011, total borrowings equaled 3% of total assets compared to 4% at December 2010 and less than 1% at December 31, 2009. In 2011, People’s United Financial repaid a total of $284 million of callable FHLB advances, including $155 million assumed in the Danvers acquisition and $129 million assumed in acquisitions completed in 2010. People’s United Financial retained FHLB advances and term repurchase agreements with fair values of $500 million and $27 million, respectively, which were assumed in connection with the Smithtown and LSB acquisitions.

FHLB advances and retail repurchase agreements represented 1% and 2% of total assets at December 31, 2011, respectively. Retail repurchase agreements primarily consist of transactions with commercial and municipal customers.

People’s United Financial’s primary source for borrowings were federal funds purchased, which are typically unsecured overnight loans among banks, in addition to advances from the FHLB of Boston, which provides credit for member institutions within its assigned region.

Subordinated Notes and Debentures

Subordinated notes and debentures totaled $160 million and $182 million at December 31, 2011 and 2010, respectively. People’s United Financial and People’s United Bank assumed subordinated notes and debentures with total fair values of $36 million and $29 million, respectively, in connection with the acquisitions completed in 2010 and People’s United Financial assumed subordinated notes with a fair value of $115 million in connection with the Chittenden acquisition in 2008. In 2011, People’s United Financial and People’s United Bank repaid $17 million and $6 million, respectively, of subordinated notes. See Note 11 to the Consolidated Financial Statements for additional information concerning subordinated notes and debentures.

In the fourth quarter of 2008, People’s United Financial and People’s United Bank both opted in to the FDIC Temporary Liquidity Guarantee Program, which provides a temporary guarantee of newly-issued senior unsecured debt, as defined (the “Debt Guarantee Program”). As of December 31, 2011, neither People’s United Financial nor People’s United Bank had any debt outstanding that qualifies under the Debt Guarantee Program. People’s United Bank may issue up to approximately $300 million of senior unsecured debt that would qualify under the Debt Guarantee Program. While People’s United Financial has retained the right to do so, the Company does not, at this time, intend to issue senior unsecured debt that would qualify under the Debt Guarantee Program.

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

	Payments Due by Period
As of December 31, 2011 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$856.7	$523.3	$56.4	$2.2	$274.8
Subordinated notes and debentures	159.6	—	—	—	159.6

Total on-balance-sheet	1,016.3	523.3	56.4	2.2	434.4
Operating leases	357.4	44.2	81.8	70.0	161.4
Purchase obligations	230.9	92.4	106.3	30.4	1.8

Total	$1,604.6	$659.9	$244.5	$102.6	$597.6

Income tax liabilities totaling $3.0 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. Similarly, obligations totaling $17.2 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 12 to the Consolidated Financial Statements for further discussion of People’s United Financial’s unrecognized income tax positions and affordable housing investments.

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

Asset liquidity is provided by: cash; short-term investments and security resale agreements; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2011, People’s United Financial (parent company) liquid assets included $53 million in debt securities available for sale. People’s United Bank’s liquid assets included $781 million in cash and cash equivalents, $2.7 billion in debt securities available for sale and $72 million in trading account securities. Securities available for sale with a fair value of $1.44 billion at December 31, 2011 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $20.8 billion at December 31, 2011 and represented 77% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $857 million and $160 million, respectively, at December 31, 2011, representing 3.2% and 0.6%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At December 31, 2011, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $3.6 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.8 billion at that date.

At December 31, 2011, People’s United Bank had outstanding commitments to originate loans totaling $1.1 billion and approved, but unused, lines of credit extended to customers totaling $4.1 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Earning Asset Mix

$23.8 billion as of December 31, 2011 (percent)

Funding Base

$27.1 billion as of December 31, 2011 (percent)

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.23 billion at December 31, 2011, a $6 million increase from December 31, 2010. This increase primarily reflects the issuances of 18.5 million shares of common stock with a fair value of approximately $248 million in connection with the Danvers acquisition and net income of $198.8 million, essentially offset by open market repurchases of 20.4 million shares of common stock at a total cost of $247.2 million and dividends paid of $220.9 million.

Stockholders’ equity equaled 19.0% of total assets at December 31, 2011 and 20.8% at December 31, 2010. Tangible stockholders’ equity equaled 12.0% of tangible assets at December 31, 2011 compared to 14.1% at December 31, 2010.

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. In 2011, the Company completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, by repurchasing 20.4 million shares of People’s United Financial common stock at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through February 24, 2012, 3.5 million shares of People’s United Financial’s common stock had been repurchased under this program at a total cost of $44 million.

People’s United Financial’s total stockholders’ equity was $5.22 billion at December 31, 2010, a $119 million increase compared to $5.10 billion at December 31, 2009. This increase primarily reflects the issuances of 26.0 million shares of common stock with a fair value of approximately $405 million in connection with the Financial Federal acquisition and 2.1 million shares of common stock with a fair value of approximately $26 million in connection with the Smithtown acquisition, and net income of $85.7 million, partially offset by dividends paid of $218.1 million, the open market repurchase of 14.3 million shares of common stock at a total cost of $191.2 million, and a $24.2 million increase in Accumulated Other Comprehensive Loss since December 31, 2009.

Dividends declared and paid per common share totaled $0.6275, $0.6175 and $0.6075 for the years ended December 31, 2011, 2010 and 2009, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2011, 2010 and 2009 was 111.1%, 254.5%, and 201.1%, respectively. People’s United Financial’s operating dividend payout ratio for the year ended December 31, 2011 was 93.2%. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.1575 per share. The dividend was paid on February 15, 2012 to shareholders of record on February 1, 2012.

In 2011, People’s United Bank paid a cash dividend of $160 million to People’s United Financial and expects to pay a cash dividend of $40 million in March 2012.

Regulatory Capital Requirements

OCC capital regulations require federally-chartered savings banks, such as People’s United Bank, to meet three minimum capital ratios:

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

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile.

People’s United Bank’s tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratios were 11.1%, 11.1% and 14.0%, respectively, at December 31, 2011, compared to 11.4%, 11.4% and 14.5%, respectively, at December 31, 2010.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2011 to the OCC minimum requirements. The leverage and risk-based capital requirements of the OCC are substantially the same as those of the OTS, People’s United Bank’s previous regulator. At December 31, 2011, People’s United Bank’s adjusted total assets, as defined, totaled $25.3 billion and its total risk-weighted assets, as defined, totaled $21.4 billion. At December 31, 2011, People’s United Bank exceeded each of its regulatory capital requirements.

	People’s United Bank			OCC Minimum Requirements
As of December 31, 2011 (dollars in millions)	Amount		Ratio	Amount	Ratio
Tangible capital	$2,808.6	(1)	11.1%	$379.5	1.5%
Leverage (core) capital	2,808.6	(1)	11.1	1,011.9	4.0
Total risk-based capital	2,988.7	(2)	14.0	1,711.3	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

Generally, a bank is considered “well capitalized” if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%. People’s United Bank’s regulatory capital ratios at December 31, 2011 exceeded the OCC numeric criteria for classification as “well capitalized.” See Note 14 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

People's United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2011 (percent)

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	December 31, 2011	December 31, 2010
Tangible equity to tangible assets	12.0%	14.1%
Leverage (Tier 1 capital to adjusted total assets)	12.5	14.5
Tier 1 common equity to total risk-weighted assets (1)	14.3	17.0
Tier 1 risk-based capital to total risk-weighted assets	14.8	17.5
Total risk-based capital to total risk-weighted assets	16.2	19.3

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangibles.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements, which are referred to as Basel III. When implemented by the U.S. banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. People’s United Bank’s capital ratios at December 31, 2011 were in excess of these new capital requirements.

The Basel III final capital framework, among other things: (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”); (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires financial institutions to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The U.S. banking agencies have yet to propose regulations implementing Basel III. In addition to Basel III, the DFA requires or permits federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010. Management will continue to monitor any proposed regulations.

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

The earnings projections are based on a dynamic balance sheet and estimates of pricing levels for People’s United Financial’s products under multiple scenarios intended to reflect instantaneous yield curve shocks. People’s United Financial estimates its base case Income at Risk using current interest rates. Internal policy regarding IRR simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated Income at Risk for the subsequent one-year period should not decline by more than: 7% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift.

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning December 31, 2011. Given the interest rate environment at that date, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	18.4%
+200	12.1
+100	5.5
-25	(1.1)

While Income at Risk simulation identifies earnings exposure over a relatively short time horizon, “Economic Value of Equity at Risk” takes a long-term economic perspective when quantifying IRR, thereby identifying possible margin behavior over a longer time horizon. Base case Economic Value of Equity at Risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

Internal policy currently limits the exposure of a decrease in Economic Value of Equity at Risk resulting from instantaneous parallel shifts of the yield curve in the following manner: 5% for 100 basis points shift; 10% for 200 basis points shift; and 15% for 300 basis points shift.

The following table shows the estimated percentage change in People’s United Financial’s Economic Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at December 31, 2011, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Economic Value of Equity at Risk
+300	—%
+200	(0.4)
+100	(0.7)
-25	0.3

People’s United Financial’s interest rate risk position at December 31, 2011, as set forth in the Income at Risk and Economic Value of Equity at Risk tables above, reflects an asset sensitive Income at Risk position and a neutral Economic Value of Equity at Risk position at that date. Management’s current posture is to invest a portion of the Company’s excess capital in liquid short-term investments. While this strategy places pressure on net interest income in a low interest rate environment, management views such risk as an acceptable alternative in light of the current low interest rate environment. Based on the Company’s current interest rate position, an immediate 100 basis points increase in interest rates translates to an approximate $50 million increase in net interest income on an annualized basis. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At December 31, 2011, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. Interest rate swaps associated with interest-earning assets are used to match more closely the repricing of fewer than five commercial real estate loans and the funding associated with these loans. The interest rate swaps effectively convert the fixed rate assets to a variable interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. These interest rate swaps are accounted for as fair value hedges.

People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on the Company’s $125 million subordinated notes, which begin in February 2012. The subordinated notes pay a fixed interest rate of 5.80% until February 2012, at which time the interest rate converts to the three month LIBOR plus 68.5 basis points. Specifically, People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition, less any posted collateral. Amounts reported as derivative assets represent derivative contracts in a gain position, net of derivatives in a loss position with the same counterparty (to the extent subject to master netting arrangements). People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2011 was $11.2 million, for which People’s United Financial had posted $10.1 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.1 million in additional collateral would have been required.

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

	Interest Rate Swaps		Foreign Exchange Contracts
As of December 31, 2011 (dollars in millions)	Loans	Subordinated Notes
Notional principal amounts	$4.1	$125.0	$8.1
Weighted average interest rates:
Pay fixed (receive floating)	5.66%(0.27%)	1.99%(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	2	62	2
Fair value recognized as an asset	$—	$—	$0.3
Fair value recognized as a liability	—	0.4	—

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2011 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$878.2	$878.2
Weighted average interest rates:
Pay floating (receive fixed)	0.25%(2.80%)	—
Pay fixed (receive floating)	—	2.73%(0.28%)
Weighted average remaining term to maturity (in months)	86	86
Fair value:
Recognized as an asset	$61.3	$—
Recognized as a liability	—	57.1

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of December 31, 2011, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2011, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

People’s United Financial’s Management’s Report on Internal Control Over Financial Reporting appears on page 96 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that John K. Dwight and Janet M. Hansen, members of the Audit Committee of the Board, are each an “audit committee financial expert” and are “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 10, 2012.

Robert R. D’Amore, age 59, has been a Senior Executive Vice President (Retail and Business Banking Group) since January 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr. D’Amore has served in various capacities for People’s United Bank since 1981.

David K. Norton, age 56, has been a Senior Executive Vice President and Chief Human Resources Officer since October 2009. Prior to joining People’s United Financial, Mr. Norton was a Senior Vice President, Human Resources at The New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed by Starwood Hotels and Resorts, where he was an Executive Vice President, Human Resources.

Lee C. Powlus, age 51, has been a Senior Executive Vice President and Chief Administrative Officer since May 2011. Mr. Powlus was an Executive Vice President and Chief Administrative Officer since September 2010. Mr. Powlus was a Senior Vice President (Information Technology) since January 2008. Mr. Powlus served as Director of Information Technology for Chittenden Corporation since 2001.

Louise T. Sandberg, age 60, has been a Senior Executive Vice President (Wealth Management Group) since January 2008. Mrs. Sandberg was a Senior Vice President (Wealth Management Division) at Chittenden Bank since 1997. Mrs. Sandberg has served in various capacities for Chittenden Corporation since 1977.

Chantal D. Simon, age 47, has been a Senior Executive Vice President and Chief Risk Officer since July 2010. Ms. Simon was an Executive Vice President and Chief Risk Officer since May 2009. Prior to joining People’s United Financial, Ms. Simon was employed by Merrill Lynch & Co. for 20 years, serving most recently as Chief Risk Officer of Merrill Lynch Bank USA and as head of risk management for all U.S. regulated bank entities at Merrill Lynch since June 2006.

Jeffrey J. Tengel, age 49, has been a Senior Executive Vice President (Commercial Banking Group) since January 2011. Mr. Tengel was an Executive Vice President (Commercial Banking) since February 2010. Prior to joining People’s United Financial, Mr. Tengel was an Executive Vice President at PNC Financial Services Group since January 2009. Mr. Tengel was previously employed by National City Corporation for 23 years.

Robert E. Trautmann, age 58, has been a Senior Executive Vice President and General Counsel since July 2010. Mr. Trautmann was an Executive Vice President and General Counsel since November 2008 and served as Acting General Counsel from February 2008 until his appointment as General Counsel. Mr. Trautmann was a Senior Vice President and Deputy General Counsel since January 2008. Mr. Trautmann has served in various capacities for People’s United Bank since 1994.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,513,125	$16.37	16,293,202	(1)
Equity compensation plans not approved by security holders	—	n/a	—
Total	11,513,125	$16.37	16,293,202	(1)

(1)	Of this amount, 189,339 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 16,293,202 shares are issuable pursuant to the People’s United Financial, Inc. 2008 Long-Term Incentive Plan, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 18 to the Consolidated Financial Statements.

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

Consolidated Statements of Condition as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

Designation	Description

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Fourth Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.4	Indenture dated as of March 5, 2008 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011)

4.4(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of March 5, 2008 (incorporated by reference to Exhibit 4.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011)

10.1	Reserved

10.2(a)*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.5(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.2(c)*	Form of Change in Control Agreement (Senior Executive Vice Presidents)

10.3*	Short-Term Incentive Plan

10.4*	People’s United Bank Split Dollar Cash Value Restoration Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.5*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.6*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.7*	Form of Stock Option Agreement

10.8*	Form of Grant Agreement for Restricted Stock

10.9(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan

10.10*	The People’s United Bank Enhanced Senior Pension Plan - First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.10(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan

10.11*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.11(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.12(a)*	Second Amendment to The People’s United Bank Nonqualified Savings and Retirement Plan

10.13*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.13(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.14*	People’s United Financial, Inc. First Amended and Restated Directors’ Equity Compensation Plan

10.15*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.16*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

Designation	Description

10.16(a)*	Form of Grant Agreement for Restricted Stock (Executive Officers) under 2007 Recognition and Retention Plan (corrected) (incorporated by reference to Exhibit 10.26(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.16(b)*	Form of Grant Agreement for Restricted Stock (Non-Executive Employees), under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.16(c)*	Form of Grant Agreement for Restricted Stock (Non-Employee Directors) under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.26(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.16(d)*	Form of Grant Agreement for Restricted Stock (Employee) under 2007 Recognition and Retention Plan

10.17*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.17(a)*	Form of Grant Agreement for Stock Options (Executive Officers) under 2007 Stock Option Plan (corrected) (incorporated by reference to Exhibit 10.27(a) to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007)

10.17(b)*	Form of Grant Agreement for Stock Options (Non-Executive Employees) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.17(c)*	Form of Grant Agreement for Stock Options (Non-Employee Directors) under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.27(c) to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

10.17(d)*	Form of Grant Agreement for Stock Options (Employee) under 2007 Stock Option Plan

10.18*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan

10.18(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan

10.19*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan

10.20*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

Designation	Description

10.21*	Consulting Agreement dated January 20, 2011 among Kevin T. Bottomley, People’s United Financial, Inc. and People’s United Bank

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: February 29, 2012	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Finacial, Inc. and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: February 29, 2012	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)

Date: February 29, 2012	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 29, 2012	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: February 29, 2012	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: February 29, 2012	By:	/s/ George P. Carter
George P. Carter
Director

Date: February 29, 2012	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: February 29, 2012	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: February 29, 2012	By:	/s/ Eunice S. Groark
Eunice S. Groark
Director

Date: February 29, 2012	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: February 29, 2012	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date:	By:
Mark W. Richards
Director

Date: February 29, 2012	By:	/s/ James A. Thomas
James A. Thomas
Director

STATEMENT OF MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, content and integrity of the consolidated financial statements and all other information included in this annual report. The consolidated financial statements and related footnotes are prepared in conformity with U.S. generally accepted accounting principles. Management is also responsible for compliance with laws and regulations relating to safety and soundness as designated by the Office of Comptroller of the Currency.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control – Integrated Framework issued by COSO.

/s/ John P. Barnes	/s/ Kirk W. Walters
John P. Barnes	Kirk W. Walters
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: February 29, 2012

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

February 29, 2012

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2011	2010
Assets
Cash and due from banks (note 3)	$370.2	$354.7
Short-term investments (note 3)	410.7	599.8

Total cash and cash equivalents	780.9	954.5

Securities purchased under agreements to resell (note 3)	—	520.0

Securities (note 4):
Trading account securities, at fair value	71.8	83.5
Securities available for sale, at fair value	2,725.5	2,831.1
Securities held to maturity, at amortized cost (fair value of $62.5 million and $55.1 million)	56.4	55.1
Federal Home Loan Bank stock, at cost	77.7	63.6

Total securities	2,931.4	3,033.3

Loans held for sale	101.9	88.5

Loans (note 5):
Commercial	7,382.0	5,196.0
Commercial real estate	7,172.2	7,306.3
Residential mortgage	3,628.4	2,647.5
Consumer	2,217.4	2,177.9

Total loans	20,400.0	17,327.7
Less allowance for loan losses	(182.9)	(172.5)

Total loans, net	20,217.1	17,155.2

Goodwill (notes 2 and 6)	1,951.4	1,723.4
Other acquisition-related intangibles (notes 2 and 6)	222.8	238.6
Premises and equipment, net (note 7)	339.6	325.1
Bank-owned life insurance	332.7	291.8
Other assets (note 8)	690.1	706.7

Total assets	$27,567.9	$25,037.1

Liabilities
Deposits (note 9):
Non-interest-bearing	$4,506.2	$3,872.6
Savings, interest-bearing checking and money market	10,970.4	8,897.8
Time	5,339.2	5,162.7

Total deposits	20,815.8	17,933.1

Borrowings (note 10):
Retail repurchase agreements	497.2	473.2
Federal Home Loan Bank advances	332.4	508.3
Federal funds purchased and other borrowings	27.1	29.1

Total borrowings	856.7	1,010.6

Subordinated notes and debentures (note 11)	159.6	182.2
Other liabilities (note 8)	510.8	691.9

Total liabilities	22,342.9	19,817.8

Commitments and contingencies (notes 20 and 21)

Stockholders' Equity (notes 2 and 13)
Common stock ($0.01 par value; 1.95 billion shares authorized; 395.5 million shares and 376.6 million shares issued)	3.9	3.7
Additional paid-in capital	5,247.0	4,978.8
Retained earnings	744.1	772.6
Treasury stock, at cost (38.0 million shares and 17.5 million shares)	(493.5)	(248.9)
Accumulated other comprehensive loss (note 16)	(95.8)	(99.0)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.7 million shares and 9.1 million shares) (note 17)	(180.7)	(187.9)

Total stockholders’ equity	5,225.0	5,219.3

Total liabilities and stockholders’ equity	$27,567.9	$25,037.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2011	2010	2009
Interest and dividend income:
Commercial real estate	$392.4	$312.1	$287.8
Commercial	358.8	266.3	198.9
Residential mortgage	129.1	109.4	141.3
Consumer	84.2	89.6	95.4

Total interest on loans	964.5	777.4	723.4
Securities	83.4	43.5	32.4
Loans held for sale	2.1	2.4	3.7
Short-term investments	2.0	4.6	6.5
Securities purchased under agreements to resell	0.1	0.9	0.8

Total interest and dividend income	1,052.1	828.8	766.8

Interest expense:
Deposits (note 9)	107.4	112.8	173.4
Borrowings (note 10)	9.0	2.3	1.5
Subordinated notes and debentures (note 11)	12.1	14.7	15.1

Total interest expense	128.5	129.8	190.0

Net interest income	923.6	699.0	576.8
Provision for loan losses (note 5)	63.7	60.0	57.0

Net interest income after provision for loan losses	859.9	639.0	519.8

Non-interest income:
Bank service charges	131.3	126.3	128.8
Investment management fees	33.2	32.0	32.4
Insurance revenue	30.7	28.8	30.0
Brokerage commissions	11.9	11.3	12.2
Net gains on sales of residential mortgage loans (note 5)	7.6	12.1	13.9
Net gains on sales of acquired loans (note 5)	7.5	—	—
Bank-owned life insurance	6.3	6.7	8.4
Merchant services income, net	4.3	4.3	3.9
Net security gains (losses) (note 4)	8.8	(1.0)	22.0
Other non-interest income	66.0	49.5	32.7

Total non-interest income	307.6	270.0	284.3

Non-interest expense:
Compensation and benefits (notes 17 and 18)	429.0	380.4	350.5
Occupancy and equipment (notes 7 and 20)	133.3	114.4	109.8
Professional and outside service fees	70.6	72.7	44.0
Merger-related expenses (note 2)	42.9	23.3	2.0
Other non-interest expense (note 6)	196.1	191.2	153.5

Total non-interest expense	871.9	782.0	659.8

Income before income tax expense	295.6	127.0	144.3
Income tax expense (note 12)	96.8	41.3	43.1

Net income	$198.8	$85.7	$101.2

Earnings per common share (note 15)
Basic	$0.57	$0.24	$0.30
Diluted	0.57	0.24	0.30

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2008	$3.5	$4,485.1	$1,020.9	$(57.9)	$(75.4)	$(202.4)	$5,173.8
Comprehensive income:
Net income	—	—	101.2	—	—	—	101.2
Other comprehensive income, net of tax (note 16)	—	—	—	—	0.6	—	0.6

Total comprehensive income							101.8

Cash dividends on common stock ($0.6075 per share)	—	—	(203.6)	—	—	—	(203.6)
Restricted stock awards	—	18.5	(0.1)	(0.7)	—	—	17.7
ESOP common stock committed to be released (note 17)	—	—	(1.5)	—	—	7.2	5.7
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(2.4)	—	—	—	(2.4)
Stock options and related tax benefits	—	7.7	—	—	—	—	7.7

Balance at December 31, 2009	3.5	4,511.3	914.5	(58.6)	(74.8)	(195.2)	5,100.7
Comprehensive income:
Net income	—	—	85.7	—	—	—	85.7
Other comprehensive loss, net of tax (note 16)	—	—	—	—	(24.2)	—	(24.2)

Total comprehensive income							61.5

Common stock issued in acquisitions, net (note 2):
Financial Federal Corporation	0.3	405.1	—	—	—	—	405.4
Smithtown Bancorp, Inc.	—	26.4	—	—	—	—	26.4
Cash dividends on common stock ($0.6175 per share)	—	—	(218.1)	—	—	—	(218.1)
Restricted stock awards	—	24.2	(0.1)	0.8	—	—	24.9
ESOP common stock committed to be released (note 17)	—	—	(2.4)	—	—	7.3	4.9
Common stock repurchased (note 13)	(0.1)	—	—	(191.1)	—	—	(191.2)
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(7.0)	—	—	—	(7.0)
Stock options and related tax benefits	—	11.8	—	—	—	—	11.8

Balance at December 31, 2010	3.7	4,978.8	772.6	(248.9)	(99.0)	(187.9)	5,219.3
Comprehensive income:
Net income	—	—	198.8	—	—	—	198.8
Other comprehensive income, net of tax (note 16)	—	—	—	—	3.2	—	3.2

Total comprehensive income							202.0

Common stock issued in the Danvers Bancorp, Inc. acquisition, net (note 2)	0.2	247.7	—	—	—	—	247.9
Cash dividends on common stock ($0.6275 per share)	—	—	(220.9)	—	—	—	(220.9)
Restricted stock awards	—	12.5	(1.0)	2.6	—	—	14.1
ESOP common stock committed to be released (note 17)	—	—	(2.8)	—	—	7.2	4.4
Common stock repurchased (note 13)	—	—	—	(247.2)	—	—	(247.2)
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(2.6)	—	—	—	(2.6)
Stock options and related tax benefits	—	8.0	—	—	—	—	8.0

Balance at December 31, 2011	$3.9	$5,247.0	$744.1	$(493.5)	$(95.8)	$(180.7)	$5,225.0

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$198.8	$85.7	$101.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	63.7	60.0	57.0
Depreciation and amortization of premises and equipment	39.3	35.4	32.8
Amortization of leased equipment	20.8	16.1	12.3
Amortization of other acquisition-related intangibles	25.8	21.7	20.6
Deferred income tax expense (benefit)	63.9	(6.0)	(14.6)
Net security (gains) losses	(8.8)	1.0	(22.0)
Net gains on sales of residential mortgage loans	(7.6)	(12.1)	(13.9)
Net gains on sales of acquired loans	(7.5)	—	—
ESOP common stock committed to be released	4.4	4.9	5.7
Expense related to share-based awards	23.7	25.9	24.7
Originations of loans held-for-sale	(631.0)	(892.5)	(1,143.2)
Proceeds from sales of loans held-for-sale	625.2	887.4	1,117.5
Net decrease (increase) in trading account securities	11.7	(7.8)	(54.3)
Net changes in other assets and other liabilities	(237.8)	10.8	(20.3)

Net cash provided by operating activities	184.6	230.5	103.5

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	520.0	(120.0)	(400.0)
Proceeds from sales of securities available for sale	661.6	226.4	1,041.1
Proceeds from principal repayments of securities available for sale	1,166.8	994.6	1,646.0
Proceeds from principal repayments of securities held to maturity	0.1	0.2	0.6
Proceeds from sales of other securities	—	—	5.6
Proceeds from redemption of FHLB stock	4.1	—	—
Purchases of securities available for sale	(1,445.1)	(2,670.3)	(1,595.8)
Purchases of securities held to maturity	(1.0)	—	(55.0)
Proceeds from sales of loans	136.4	5.5	9.3
Net loan principal (disbursements) collections	(1,465.6)	148.9	288.0
Purchases of premises and equipment	(20.5)	(30.1)	(35.3)
Purchases of leased equipment	(22.8)	(47.4)	(26.2)
Net cash paid in sales of branches	—	—	(16.2)
Proceeds from sales of real estate owned	27.4	28.9	8.8
Return of premiums on bank-owned life insurance, net	0.6	3.0	—
Net cash acquired (paid) in acquisitions	146.8	(188.9)	—

Net cash (used in) provided by investing activities	(291.2)	(1,649.2)	870.9

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	814.6	(13.9)	1,194.5
Net increase (decrease) in borrowings with terms of three months or less	21.4	318.0	(28.8)
Repayments of borrowings with terms of more than three months	(390.0)	(871.1)	(1.1)
Proceeds from borrowings with terms of more than three months	—	3.7	0.7
Repayments of subordinated notes and debentures	(43.7)	(65.7)	—
Cash dividends paid on common stock	(220.9)	(218.1)	(203.6)
Common stock repurchases	(249.8)	(198.2)	(2.4)
Proceeds from stock options exercised, including excess income tax benefits	1.4	0.5	0.4

Net cash (used in) provided by financing activities	(67.0)	(1,044.8)	959.7

Net (decrease) increase in cash and cash equivalents	(173.6)	(2,463.5)	1,934.1
Cash and cash equivalents at beginning of year	954.5	3,418.0	1,483.9

Cash and cash equivalents at end of year	$780.9	$954.5	$3,418.0

Supplemental Information:
Interest payments	$135.8	$127.1	$190.2
Income tax payments	98.1	45.5	48.7
Real estate properties acquired by foreclosure	22.4	24.9	26.3
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	2,232.4	4,203.3	—
Liabilities	2,370.7	4,053.9	—
Common stock issued in acquisitions	247.9	431.8	—

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—Summary of Significant Accounting Policies

People’s United Financial, Inc. (“People’s United Financial” or the “Company”) is a savings and loan holding company within the meaning of the Home Owners’ Loan Act and is incorporated under the state laws of Delaware. The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and business banking, and wealth management services to individual, corporate and municipal customers.

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

People’s United Financial is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and subject to FRB examination, supervision and reporting requirements. The FRB assumed responsibility for the supervision and regulation of all savings and loan holding companies from the Office of Thrift Supervision (the “OTS”) effective July 21, 2011. Under its federal charter, People’s United Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and subject to OCC examination, supervision and reporting requirements. The OCC assumed responsibility for the supervision and regulation of all federally-chartered savings banks from the OTS effective July 21, 2011.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of People’s United Financial and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. With regard to the Consolidated Statements of Condition, such reclassifications include the presentation of (i) loans held for sale as a separate line item (rather than as a component of total loans) and (ii) loans in process as a component of other assets (rather than as a component of total loans). In addition to these reclassifications, expenses related to the Company’s merchant services business and customer derivative activities are presented on a net basis, along with the respective revenues, within non-interest income in the Consolidated Statements of Income.

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

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates, which are included in the discussion below, are reviewed with the Audit Committee of the Board of Directors.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments, such as: interest-earning deposits at the Federal Reserve Bank of New York; government-sponsored enterprise (“GSE”) debt securities with an original maturity of three months or less (determined as of the date of purchase); federal funds sold; commercial paper; and money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities are held to maturity and carry the implicit backing of the U.S. government, but are not direct obligations of the U.S. government.

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

Federal Home Loan Bank (“FHLB”) stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). The investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities Resale and Securities Repurchase Agreements

In securities resale agreements, a counterparty transfers securities to People’s United Financial (as transferee) and People’s United Financial agrees to resell the same or substantially the same securities to the counterparty at a fixed price in the future. In securities repurchase agreements, which include both retail arrangements with customers and wholesale arrangements with other counterparties, People’s United Financial (as transferor) transfers securities to a counterparty and agrees to repurchase the same or substantially the same securities from the counterparty at a fixed price in the future.

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

Loans Held for Sale

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

Loans

Loans acquired in connection with business combinations beginning in 2010 (see Note 2) are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ below). All other loans are referred to as ‘originated’ loans.

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. Loans past due 90 days or more and still accruing interest totaled $1.2 million and $11.8 million at December 31, 2010 and 2009, respectively (none at December 31, 2011).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain originated loans whose terms have been modified in such a way that they are considered troubled debt restructurings (“TDRs”). Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status. Acquired loans that are modified are not considered for TDR classification because they are evaluated for impairment on a pool basis.

Impairment is evaluated on a collective basis for smaller-balance loans with similar credit risk and on an individual loan basis for other loans. If a loan is deemed to be impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported (net of the allowance) at the present value of expected future cash flows discounted at the loan’s original effective interest rate or at the fair value of the collateral less cost to sell if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Acquired Loans

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Acquired loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The estimate of cash flows expected to be collected is regularly re-assessed subsequent to acquisition. These re-assessments involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•

Changes in the expected principal and interest payments over the estimated life—Changes in expected cash flows may be driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows.

•	Changes in prepayment assumptions—Prepayments affect the estimated life of the loans, which may change the amount of interest income expected to be collected.

•	Changes in interest rate indices for variable rate loans—Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

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

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within non-interest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Differences between these amounts are absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. For acquired loans accounted for on an individual loan basis and resolved directly with the borrower, any amount received from resolution in excess of the carrying amount of the loan is recognized and reported within interest income. Acquired loans accounted for on a pool basis and subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: (i) People’s United Financial’s historical loan loss experience and recent trends in that experience; (ii) risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans, and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United Financial’s independent loan review function; (iii) an evaluation of delinquent and non-performing loans and related collateral values; (iv) the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; (v) the present financial condition of borrowers; and (vi) current economic conditions.

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

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated one represent those loans least likely to default while loans rated nine represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. Estimated loan default factors are multiplied by loan balances within each risk-rating category and again multiplied by an historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model which may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company annually reviews this data to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, the Company evaluates the factors in order to conclude that they continue to be adequate based on current economic conditions.

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High” risk, “Moderate” risk or “Low” risk.

The allowance for loan losses for these smaller-balance, homogeneous portfolios is developed using a “build-up” approach that includes components attributable to: (i) historical portfolio loss experience; (ii) portfolio-specific risk elements; and (iii) other qualitative factors.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The risk characteristics considered include (i) collateral values/loan-to-value ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification.

In establishing the allowance for loan losses for residential mortgage loans, the Company principally considers historical portfolio loss experience of the most recent 1- and 3-year periods, as management believes this provides a reasonable basis for estimating the inherent probable losses within the residential mortgage portfolio. In establishing the allowance for loan losses for home equity loans, the Company principally considers historical portfolio loss experience of the most recent 12-month period.

With respect to portfolio stratification based on the aforementioned portfolio-specific risk characteristics, each risk category is currently assigned an applicable reserve factor. For residential mortgage loans, the “Moderate” (or baseline) reserve factor represents the portfolio’s net charge-off rate for the preceding fiscal year. For home equity loans, the “Moderate” (or baseline) reserve factor represents an average of the portfolio’s monthly net charge-off rates for the preceding three months. This component of the allowance employs a shorter look-back period as it is intended to identify emerging portfolio trends in credit quality as determined by reference to a loan’s initial underwriting as well as subsequent changes in property values and borrower credit scores. Accordingly, the shorter look-back period is deemed to provide a better basis on which to analyze such trends.

Within each respective portfolio, the loan population deemed to be “High” risk is subject to a reserve factor equal to two times that of the applicable baseline factor, while the loan population deemed to be “Low” risk is subject to a reserve factor equal to one-third of the applicable baseline factor. These adjustments around the baseline factor are intended to reflect the higher or lower probability of loss inherent in the corresponding portfolio stratification. The reserve factor multiples for the “High” and “Low” risk categories were determined by reference to actual historical portfolio loss experience and are generally reflective of the range of losses incurred over each portfolio’s respective look-back period. As such, management believes that these multiples, which are reassessed annually (or more frequently, if necessary), provide a reasonable basis for estimating the inherent probable losses within each risk classification category.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during 2011.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Individually Impaired Loans. The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans in excess of $250,000 that have been placed on non-accrual status and (ii) originated loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair value of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during 2011. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For unsecured consumer loans, charge-offs are generally recorded when the loan is deemed to be uncollectible or 120 days past due, whichever occurs first. For consumer loans secured by real estate, including residential mortgage loans, charge-offs are generally recorded when the loan is deemed to be uncollectible or 180 days past due, whichever occurs first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that demonstrate an ability to repay may include: (i) a loan that is secured by adequate collateral and is in the process of collection; (ii) a loan supported by a valid guarantee or insurance; or (iii) a loan supported by a valid claim against a solvent estate.

For commercial banking loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral less cost to sell, or the present value of expected future cash flows.

The decision whether to charge-off all or a portion of a loan rather than to record a specific or general loss allowance is based on an assessment of all available information that aids in determining the loan’s net realizable value. Typically this involves consideration of both (i) the fair value of any collateral securing the loan, including whether the estimate of fair value has been derived from an appraisal or other market information and (ii) other factors affecting the likelihood of repayment, including the existence of guarantees and insurance. If the amount by which the Company’s recorded investment in the loan exceeds its net realizable value is deemed to be a confirmed loss, a charge-off is recorded. Otherwise, a specific or general reserve is established, as applicable.

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

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization, except for land, which is reported at cost. Buildings, data processing and other equipment, computer software, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, the estimated useful life of the improvements or 10 years. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. Generally, the estimated useful lives are as follows: buildings—40 years; data processing and other equipment—3 to 5 years; computer software—3 to 5 years; and furniture and fixtures—10 years.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill and Other Acquisition-Related Intangibles

Financial Accounting Standards Board (“FASB”) standards on accounting for business combinations require an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration, if any, is also recognized and measured at fair value on the date of acquisition. In addition, those standards require that: (i) acquisition-related transaction costs be expensed as incurred; (ii) specific requirements be met in order to accrue for a restructuring plan as part of the acquisition; (iii) certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without recognition of an allowance for loan losses.

The standards described above apply to business combinations completed on or after January 1, 2009. For acquisitions completed prior to January 1, 2009, the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition; acquisition-related transaction costs were recorded as part of the acquisition cost; and an allowance for loan losses was recognized.

Intangible assets are recognized in an amount equal to the excess of the purchase price over the fair value of the tangible net assets acquired. “Acquisition-related intangibles” are separately identified and recognized, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. The remaining intangible asset is recognized as goodwill.

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

The Company’s trade name intangible is being amortized on an accelerated basis over a period of approximately 20 years, reflecting the manner in which the related benefit is expected to be realized. Core deposit intangibles are amortized over 10 years on an accelerated basis that reflects the manner in which the related benefit attributable to the acquired deposits is expected to be realized. Customer relationship intangibles are amortized on a straight-line basis (approximating the manner in which the benefit is expected to be realized) over the estimated remaining average life of those relationships (ranging from 7 to 15 years from the respective acquisition dates).

Goodwill is tested for impairment at the reporting unit level. The test is performed as of an annual impairment testing date or more frequently if a triggering event indicates that impairment may have occurred. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test at this time.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The second step (“Step 2”) involves calculating the implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles applicable to that reporting unit as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversals of goodwill impairment losses are not permitted.

The Company estimates the fair value of its reporting units based on an appropriate weighting of values based on (i) a present-value measurement technique (discounted cash flow analysis based on internal forecasts) and (ii) market-based trading and transaction multiples. The discounted cash flow analysis is based on significant assumptions and judgments including future growth rates and discount rates reflecting management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. The market-based trading and transaction multiples are derived from the market prices of stocks of companies that are actively traded and engaged in the same or similar businesses as the Company and the respective reporting unit. The derived multiples are then applied to the reporting unit’s financial metrics to produce an indication of value. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

For the purpose of goodwill impairment testing, management has identified reporting units based upon the Company’s three business segments: Commercial Banking, Retail and Business Banking, and Wealth Management. People’s United Financial performed its annual goodwill impairment test as of October 1, 2011 and determined that the fair value of each reporting unit exceeded its respective carrying amount.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Individual tax positions taken or expected to be taken on a tax return must satisfy certain criteria in order for some or all of the related tax benefits to be recognized in the financial statements. Specifically, a recognition threshold of more-likely-than-not must be met in order to recognize those tax benefits.

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

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including People’s United Financial, are required to calculate basic and diluted EPS using the two-class method. Restricted stock awards granted by People’s United Financial are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

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

People’s United Financial uses the dollar offset method, regression analysis and scenario analysis to assess hedge effectiveness at inception and on an ongoing basis. Such methods are chosen based on the nature of the hedging strategy and are used consistently throughout the life of the hedging relationship.

Certain derivative financial instruments are offered to commercial customers to assist them in meeting their financing and investing objectives and for their risk management purposes. These derivative financial instruments consist primarily of interest rate swaps, but also include foreign exchange contracts. The interest rate risk associated with customer interest rate swaps is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated at the time of entering into such transactions.

Interest rate-lock commitments may be extended to borrowers in connection with residential mortgage loan origination activities. To mitigate the interest rate risk inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates.

Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings, including customer derivatives, interest rate-lock commitments and forward sale commitments.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting Standards

Credit Quality and Allowance for Credit Losses Disclosures

In July 2010, the FASB amended its standards related to required disclosures about the credit quality of financing receivables and the allowance for credit losses. As a result, companies are required to provide expanded credit risk disclosures (such as aging information and credit quality indicators) and expanded disclosures related to the allowance for credit losses (such as a disaggregated rollforward of activity in the allowance). Both new and existing disclosures must be disaggregated either by portfolio segment or by class of financing receivable that are based, in part, on how a company develops its allowance for credit losses and manages its credit exposure. The amendments requiring disclosure as of the end of a reporting period were effective for People’s United Financial beginning December 31, 2010. The amendments requiring disclosures about activity that occurs during a reporting period generally became effective for People’s United Financial on January 1, 2011, except for disclosures about TDR activity, which became effective on July 1, 2011. The applicable disclosures have been provided in Note 5.

Goodwill and Intangible Assets

In December 2010, the FASB amended its standards related to intangible assets by modifying Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment became effective for People’s United Financial on January 1, 2011 and did not have a significant impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for People’s United Financial). While early adoption is permitted, the Company has not elected to do so. The adoption of this guidance in 2012 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Business Combinations

In December 2010, the FASB amended its standards related to business combinations by (i) providing clarification regarding the acquisition date that should be used for purposes of disclosing the required pro forma financial information when comparative financial statements are presented and (ii) requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. For People’s United Financial, these amendments became effective for business combinations completed on or after January 1, 2011. The applicable disclosures have been provided in Note 2.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

In April 2011, the FASB amended its standards to provide clarifying guidance to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of impairment loss recognition and TDR disclosures. In evaluating whether a loan modification constitutes a TDR, a creditor must separately conclude that (i) the modification constitutes a concession and (ii) the debtor is experiencing financial difficulties. For public companies, this clarifying guidance became effective for periods beginning on or after June 15, 2011 (July 1, 2011 for People’s United Financial), and is applied retrospectively to restructurings occurring on or after January 1, 2011. The Company’s existing policies and procedures have been, and remain, consistent with this clarifying guidance. As such, the application of this guidance did not result in the identification of additional TDRs nor did it have a material impact on the Company’s allowance for loan losses, provision for loan losses or TDR-related financial statement disclosures, which have been provided in Note 5.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended its standards with respect to repurchase agreements. The amendment changes (i) the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. Instead, the transferor should assess effective control based on its rights and obligations with respect to the transferred financial assets and not based on whether it has the practical ability to perform in accordance with those rights or obligations. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition of the financial assets from the transferor’s financial statements. This amendment is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012 for People’s United Financial), and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements

In May 2011, the FASB issued amendments to its standards on fair value with the objective of establishing (i) a consistent definition of fair value and (ii) common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments, which are generally consistent with existing fair value measurement principles contained in U.S. GAAP, serve to expand the related disclosure requirements for fair value measurements and provide necessary clarifications in order to align with IFRS.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Comprehensive Income

In June 2011, the FASB amended its standards relating to the presentation of comprehensive income to require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of stockholders’ equity. In December 2011, the FASB deferred indefinitely the portion of the new guidance requiring that items reclassified out of accumulated other comprehensive income (loss) be presented on the face of the financial statements together with the related components of net income and other comprehensive income.

The effective date of the deferral is consistent with the effective date of the June 2011 amendments. For public entities, the effective date is fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for People’s United Financial). The amendments should be applied retrospectively. The adoption of these amendments in 2012 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Balance Sheet Offsetting Disclosures

In December 2011, the FASB issued amendments to its standards to provide for certain additional disclosures about financial instruments and derivatives instruments that are subject to netting arrangements. Specifically, entities will be required to provide information about both net and gross amounts in the notes to the financial statements for relevant assets and liabilities that are offset. For People’s United Financial, these new disclosures are required for interim and annual periods beginning on or after January 1, 2013 and are not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2—Acquisitions

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

The assets acquired and liabilities assumed in this transaction were recorded by People’s United Financial at their estimated fair values as of the effective date and People’s United Financial’s results of operations include the results of Danvers beginning with the effective date. Merger-related expenses recorded in 2011 related to the Danvers acquisition totaled $28.0 million, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; and (iii) compensatory charges.

The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which was allocated to the Commercial Banking segment and the Retail and Business Banking segment.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Danvers are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$361.3
Securities	220.5
Loans	1,868.0
Goodwill	229.5
Core deposit intangible	10.0
Premises and equipment	33.2
REO	1.3
Other assets	109.4

Total assets	$2,833.2

Liabilities:
Deposits	$2,068.1
Borrowings	232.8
Subordinated debentures	20.5
Other liabilities	49.3

Total liabilities	$2,370.7

Total purchase price	$462.5

Net deferred tax assets totaling $14.9 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). People’s United Financial repaid $155.0 million of borrowings and all subordinated debentures assumed from Danvers prior to September 30, 2011. Included in merger-related expenses are debt prepayment costs of $4.3 million relating to the repayment of FHLB advances. Fair value adjustments to assets acquired (other than acquired loans, see Note 1) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a 6-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

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

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

Securities

The fair values of securities were based on quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service. When quoted market prices for identical securities were unavailable, prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans

The loans acquired in the Danvers acquisition were recorded at fair value without a carryover of Danvers’ allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. In doing so, the loans were segregated into pools based on their common risk characteristics such as loan collateral type and accrual status. The discount on the loans acquired in this transaction was due, in part, to credit quality (see Note 5). Included in the Consolidated Statement of Income for the year ended December 31, 2011 is approximately $44 million of interest income attributable to Danvers since the acquisition date.

Deposits

The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

Borrowings and Subordinated Debentures

The fair values of FHLB advances and repurchase agreements represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair value of subordinated debentures was based on dealer quotes.

The following table presents selected pro forma financial information of the Company reflecting the acquisition of Danvers assuming the acquisition was completed as of the beginning of the respective periods:

Years ended December 31 (in millions, except per share data)	2011	2010
Selected Financial Results:
Net interest income	$969.0	$784.3
Provision for loan losses	63.7	60.0
Non-interest income	314.0	283.4
Non-interest expense	910.0	852.5
Net income	207.7	104.0
Basic and diluted EPS	$0.58	$0.28

The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. There are no material, non-recurring pro forma adjustments directly attributable to the Danvers acquisition included in the pro forma financial information. Pro forma basic and diluted EPS were calculated using People’s United Financial’s actual weighted-average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquisitions Completed in 2010

On November 30, 2010, People’s United Financial acquired Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts.

Total consideration paid in the Smithtown acquisition of approximately $56 million consisted of approximately $30 million in cash and 2.1 million shares of People’s United Financial common stock with a fair value of approximately $26 million. Cash consideration was paid at the rate of $3.77 per share of Smithtown common stock and stock consideration was paid at the rate of 0.304 shares of People’s United Financial common stock per share of Smithtown common stock. The fair value of the assets acquired and liabilities assumed in the Smithtown acquisition totaled $2.3 billion and $2.2 billion, respectively. Total consideration paid in the LSB acquisition consisted of approximately $95 million in cash, and the fair value of the assets acquired and liabilities assumed totaled $837 million and $742 million, respectively. Merger-related expenses recorded in 2011 and 2010 related to the Smithtown and LSB acquisitions totaled $14.3 million and $5.5 million, respectively.

On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. The fair value of the assets acquired and liabilities assumed in the Butler Bank acquisition both totaled $245 million. Merger-related expenses recorded in 2011 and 2010 related to the Butler Bank acquisition totaled $0.6 million and $0.7 million, respectively.

The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and REO). The FDIC is obligated to reimburse People’s United Bank for 80% of any future losses on covered assets up to $34.0 million. People’s United Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under the loss-sharing coverage.

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” is included in other assets ($19.4 million at December 31, 2011 and $26.2 million at December 31, 2010) in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

On February 19, 2010, People’s United Financial acquired Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. Total consideration paid in the Financial Federal acquisition of approximately $699 million consisted of approximately $293 million in cash and 26.0 million shares of People’s United Financial common stock with a fair value of approximately $406 million. Cash consideration was paid at the rate of $11.27 per share of Financial Federal common stock and stock consideration was paid at the rate of one share of People’s United Financial common stock per share of Financial Federal common stock. The fair value of the assets acquired and liabilities assumed in the Financial Federal acquisition totaled $1.5 billion and $825 million, respectively. Merger-related expenses recorded in 2010 related to the Financial Federal acquisition totaled $17.1 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The acquisitions in 2011 and 2010 were undertaken with the objective of expanding the Company’s business, both geographically and through the products it offers, as well as realizing synergies and economies of scale by combining with the acquired entities. For these reasons, the Company paid a market-based premium for the acquired entities which, in turn, resulted in the recognition of goodwill, representing the excess of the respective purchase prices over the estimated fair values of the net assets acquired (see Note 6).

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2011, tax deductible goodwill totaled $16.7 million and related, almost entirely, to the Butler Bank acquisition. People’s United Financial’s results of operations include the results of the acquired entities beginning with the respective closing dates.

NOTE 3—Cash and Short-Term Investments

A combination of reserves in the form of deposits with the Federal Reserve Bank of New York and vault cash totaling $50.0 million and $50.8 million at December 31, 2011 and 2010, respectively, was maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and deposits at the Federal Reserve Bank of New York are included in short-term investments in the Consolidated Statements of Condition.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2011	2010
Deposits at the Federal Reserve Bank of New York	$378.6	$570.3
Money market mutual funds	25.8	16.7
Federal funds sold	—	7.1
Other	6.3	5.7

Total short-term investments	$410.7	$599.8

In the fourth quarter of 2008, the Federal Reserve began paying interest on both required reserves and excess cash balances on deposit at the Federal Reserve. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both December 31, 2011 and 2010.

In connection with its securities purchased under agreements to resell, People’s United Financial takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2010 was $531 million (no agreements were outstanding at December 31, 2011).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$80.5	$0.5	$—	$81.0
GSE residential mortgage-backed securities and CMOs	2,388.9	60.4	(1.5)	2,447.8
State and municipal	127.8	9.9	—	137.7
Corporate	57.4	0.3	(1.2)	56.5
Other	2.6	—	(0.3)	2.3

Total debt securities	2,657.2	71.1	(3.0)	2,725.3
Equity securities	0.2	—	—	0.2

Total securities available for sale	$2,657.4	$71.1	$(3.0)	$2,725.5

Securities held to maturity:
Debt securities:
Corporate	$55.0	$6.1	$—	$61.1
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$6.1	$—	$62.5

As of December 31, 2010 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$476.2	$0.3	$(0.2)	$476.3
GSE residential mortgage-backed securities and CMOs	2,289.0	14.5	(12.9)	2,290.6
State and municipal	57.6	0.6	—	58.2
Other	4.5	—	—	4.5

Total debt securities	2,827.3	15.4	(13.1)	2,829.6
Equity securities	1.5	—	—	1.5

Total securities available for sale	$2,828.8	$15.4	$(13.1)	$2,831.1

Securities held to maturity:
Debt securities:
Corporate	$55.0	$—	$—	$55.0
Other	0.1	—	—	0.1

Total securities held to maturity	$55.1	$—	$—	$55.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities available for sale with a fair value of $1.44 billion and $1.43 billion at December 31, 2011 and 2010, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $63.9 million and $45.6 million at December 31, 2011 and 2010, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at December 31, 2011 and the cost of the investment approximates fair value.

As a result of the Smithtown acquisition, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million and $18.0 million at December 31, 2011 and 2010, respectively), which also pays a dividend. Dividend income on FHLB stock totaled $0.9 million for the year ended December 31, 2011 (none in 2010 and 2009).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities at December 31, 2011, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale			Held to Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$7.7	$7.7	0.21%	$—	$—	—%
After 1 but within 5 years	67.5	67.6	0.79	—	—	—
After 5 but within 10 years	5.3	5.7	3.03	—	—	—

Total	80.5	81.0	0.88	—	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	731.6	731.8	1.30	—	—	—
After 10 years	1,657.3	1,716.0	3.17	—	—	—

Total	2,388.9	2,447.8	2.60	—	—	—

State and municipal:
Within 1 year	2.0	2.0	2.20	—	—	—
After 1 but within 5 years	12.0	12.5	2.32	—	—	—
After 5 but within 10 years	29.5	32.5	3.38	—	—	—
After 10 years	84.3	90.7	3.87	—	—	—

Total	127.8	137.7	3.59	—	—	—

Corporate:
After 1 but within 5 years	39.1	38.5	1.02	—	—	—
After 5 but within 10 years	18.3	18.0	2.48	55.0	61.1	9.00

Total	57.4	56.5	2.11	55.0	61.1	9.00

Other:
Within 1 year	—	—	—	0.2	0.2	2.28
After 1 but within 5 years	—	—	—	1.2	1.2	1.36
After 10 years	2.6	2.3	12.68	—	—	—

Total	2.6	2.3	12.68	1.4	1.4	1.53

Total:
Within 1 year	9.7	9.7	0.62	0.2	0.2	2.28
After 1 but within 5 years	118.6	118.6	1.32	1.2	1.2	1.36
After 5 but within 10 years	784.7	788.0	1.41	55.0	61.1	9.00
After 10 years	1,744.2	1,809.0	3.22	—	—	—

Total	$2,657.2	$2,725.3	2.59%	$56.4	$62.5	8.81%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of net security gains (losses) are summarized below. Net gains (losses) on trading account securities included below totaled $0.1 million or less for each of the years ended December 31, 2011, 2010 and 2009.

Years ended December 31 (in millions)	2011	2010	2009
Debt securities:
Gains	$9.3	$—	$16.9
Losses	(0.5)	(1.0)	(0.3)

Total debt securities	8.8	(1.0)	16.6

Equity securities:
Gains	—	—	5.6
Losses	—	—	(0.2)

Total equity securities	—	—	5.4

Net security gains (losses)	$8.8	$(1.0)	$22.0

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In 2011, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $507 million and recorded $9.1 million of gross realized gains. Security losses in 2010 resulted from the sale of securities acquired in the Smithtown and LSB acquisitions as a result of changes in market interest rates subsequent to the acquisition date. In 2009, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $1.03 billion and recorded $16.9 million of gross realized gains. Net security gains in 2009 also include a gain of $5.6 million resulting from the sale of People’s United Financial’s remaining Class B Visa, Inc. shares that are described below.

In connection with the sale of the aforementioned Class B Visa shares, People’s United Financial and the purchaser entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through December 31, 2011.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$324.0	$(1.5)	$—	$—	$324.0	$(1.5)
Corporate	42.3	(1.2)	—	—	42.3	(1.2)
Other	2.3	(0.3)	—	—	2.3	(0.3)
State and municipal (1)	0.7	—	—	—	0.7	—

Total	$369.3	$(3.0)	$—	$—	$369.3	$(3.0)

(1)	Unrealized losses totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2010 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$1,125.7	$(12.9)	$—	$—	$1,125.7	$(12.9)
U.S. Tresury and agency	198.0	(0.2)	—	—	198.0	(0.2)
State and municipal (1)	4.6	—	0.3	—	4.9	—

Total	$1,328.3	$(13.1)	$0.3	$—	$1,328.6	$(13.1)

(1)	Unrealized losses totaled less than $50,000.

Management believes that all gross unrealized losses within the securities portfolio at December 31, 2011 and 2010 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

NOTE 5—Loans

For purposes of disclosures related to the credit quality of financing receivables and the allowance for loan losses, People’s United Financial has identified two loan portfolio segments, Commercial Banking and Retail, which are comprised of the following loan classes:

•	Commercial Banking: commercial real estate; commercial and industrial; and equipment financing.

•	Retail: residential mortgage; home equity; and consumer.

Loans acquired in connection with business combinations beginning in 2010 (see Note 2) are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1). All other loans are referred to as ‘originated’ loans. Accordingly, selected credit quality disclosures that follow are presented separately for the ‘originated’ loan portfolio and the ‘acquired’ loan portfolio.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	2011			2010
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate (1)	$5,485.5	$1,686.7	$7,172.2	$5,605.1	$1,701.2	$7,306.3

Commercial and industrial (1)	4,351.9	1,000.7	5,352.6	3,016.0	79.6	3,095.6
Equipment financing	1,718.9	310.5	2,029.4	1,419.4	681.0	2,100.4

Total commercial	6,070.8	1,311.2	7,382.0	4,435.4	760.6	5,196.0

Total Commercial Banking	11,556.3	2,997.9	14,554.2	10,040.5	2,461.8	12,502.3

Retail:
Residential mortgage:
Adjustable-rate	2,704.1	243.6	2,947.7	1,927.5	190.4	2,117.9
Fixed-rate	448.2	232.5	680.7	366.5	163.1	529.6

Total residential mortgage	3,152.3	476.1	3,628.4	2,294.0	353.5	2,647.5

Consumer:
Home equity	1,934.6	123.1	2,057.7	1,919.0	57.8	1,976.8
Other consumer	155.5	4.2	159.7	196.7	4.4	201.1

Total consumer	2,090.1	127.3	2,217.4	2,115.7	62.2	2,177.9

Total Retail	5,242.4	603.4	5,845.8	4,409.7	415.7	4,825.4

Total loans	$16,798.7	$3,601.3	$20,400.0	$14,450.2	$2,877.5	$17,327.7

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification was applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $37.2 million and $26.5 million at December 31, 2011 and 2010, respectively.

Approximately 71% and 68% of the total loan portfolio represents loans to customers within the New England states at December 31, 2011 and 2010, respectively, and approximately 12% and 15% represents loans to customers in New York state at those dates.

Substantially the entire equipment financing portfolio (approximately 97% and 96% at December 31, 2011 and 2010, respectively) involves customers outside of New England. At December 31, 2011, approximately 33% of the equipment financing portfolio was to customers located in Texas, California and Florida and no other state exposure was greater than 6% at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial real estate loans include construction loans totaling $652.6 million and $1.04 billion at December 31, 2011 and 2010, respectively, net of the unadvanced portion of such loans totaling $280.9 million and $176.2 million, respectively.

At December 31, 2011, residential mortgage loans included $547.1 million of interest-only loans, of which $23.6 million are stated-income loans, compared to $447.2 million and $59.2 million, respectively, at December 31, 2010. People’s United Financial’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $55.0 million and $94.0 million at December 31, 2011 and 2010, respectively, net of the unadvanced portion of such loans totaling $21.8 million and $26.1 million, respectively.

People’s United Financial continues to sell newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $7.6 million, $12.1 million and $13.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, the Company sold acquired loans with an outstanding balance of $152.3 million (carrying amount of $104.6 million) and recognized a net gain on sale of $7.5 million.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial Banking
(in millions)	Originated	Acquired	Total	Retail	Total
Balance at December 31, 2008	$151.4	$—	$151.4	$6.1	$157.5

Charge-offs	(29.5)	—	(29.5)	(16.0)	(45.5)
Recoveries	1.5	—	1.5	2.0	3.5

Net loan charge-offs	(28.0)	—	(28.0)	(14.0)	(42.0)
Provision for loan losses	42.2	—	42.2	14.8	57.0

Balance at December 31, 2009	165.6	—	165.6	6.9	172.5

Charge-offs	(51.3)	—	(51.3)	(13.4)	(64.7)
Recoveries	2.1	—	2.1	2.6	4.7

Net loan charge-offs	(49.2)	—	(49.2)	(10.8)	(60.0)
Provision for loan losses	45.1	—	45.1	14.9	60.0

Balance at December 31, 2010	161.5	—	161.5	11.0	172.5

Charge-offs	(43.3)	—	(43.3)	(14.8)	(58.1)
Recoveries	1.7	—	1.7	3.1	4.8

Net loan charge-offs	(41.6)	—	(41.6)	(11.7)	(53.3)
Provision for loan losses	40.5	7.4	47.9	15.8	63.7

Balance at December 31, 2011	$160.4	$7.4	$167.8	$15.1	$182.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of December 31, 2011	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$246.2	$23.0	$11,310.1	$137.4	$2,997.9	$7.4	$14,554.2	$167.8
Retail	15.6	—	5,226.8	15.1	603.4	—	5,845.8	15.1

Total	$261.8	$23.0	$16,536.9	$152.5	$3,601.3	$7.4	$20,400.0	$182.9

As of December 31, 2010	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$174.4	$27.6	$9,866.1	$133.9	$2,461.8	$—	$12,502.3	$161.5
Retail	8.2	—	4,401.5	11.0	415.7	—	4,825.4	11.0

Total	$182.6	$27.6	$14,267.6	$144.9	$2,877.5	$—	$17,327.7	$172.5

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2011	2010	2009
Commercial Banking:
Commercial real estate	$106.7	$82.5	$72.4
Commercial and industrial	59.2	38.2	17.4
Equipment financing	42.9	36.0	20.6

Total (1)	208.8	156.7	110.4

Retail:
Residential mortgage	68.9	78.8	52.7
Home equity	15.8	9.1	5.3
Other consumer	0.3	0.6	0.4

Total	85.0	88.5	58.4

Total	$293.8	$245.2	$168.8

(1)	Reported net of government guarantees totaling $12.1 million, $9.4 million and $8.3 million at December 31, 2011, 2010 and 2009, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2011, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 85%) and commercial real estate loans (approximately 15%).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $235 million and $14 million, respectively, at December 31, 2011 and $342 million and $18 million, respectively, at December 31, 2010 (none at December 31, 2009). Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded given that the risk of credit loss has been considered by virtue of our estimate of acquisition-date fair value and/or the existence of an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

If interest payments on all originated loans classified as non-performing at December 31, 2011, 2010 and 2009 had been made during the respective years in accordance with the loan agreements, interest income of $41.7 million, $35.0 million and $12.5 million would have been recognized on such loans for the years ended December 31, 2011, 2010 and 2009, respectively. Interest income actually recognized on originated non-performing loans totaled $10.7 million, $13.9 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As discussed in Note 1, in the third quarter of 2011, the Company adopted new accounting guidance concerning the identification of TDRs, which applies retrospectively to restructurings occurring on or after January 1, 2011. The application of this guidance did not result in the identification of additional TDRs.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $112.9 million and $62.6 million at December 31, 2011 and 2010, respectively. The related allowance for loan losses at December 31, 2011 and 2010 was $7.5 million and $8.4 million, respectively. Interest income recognized on these loans totaled $5.3 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively (insignificant in 2009). Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2011, 2010 and 2009.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Originated loans that were modified and classified as TDRs during 2011 principally involve payment deferral, extension of term (generally ranging from four to twelve months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following is a summary, by class of loan, of the recorded investments in these TDRs. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2011
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	23	$29.2	$29.2
Commercial and industrial (2)	19	23.6	23.6
Equipment financing (3)	28	43.6	43.6

Total	70	96.4	96.4

Retail:
Residential mortgage (4)	21	8.9	8.9
Home equity (5)	1	0.5	0.5
Other consumer	—	—	—

Total	22	9.4	9.4

Total	92	$105.8	$105.8

(1)	Represents the following concessions: extension of term (14 contracts; recorded investment of $22.1 million); payment deferral (4 contracts; recorded investment of $2.7 million); temporary rate reduction (1 contract; recorded investment of $1.2 million); or a combination of such concessions (4 contracts; recorded investment of $3.2 million).
(2)	Represents the following concessions: extension of term (10 contracts; recorded investment of $21.3 million); payment deferral (7 contracts; recorded investment of $1.3 million); or a combination of such concessions (2 contracts; recorded investment of $1.0 million).
(3)	Represents the following concessions: payment deferral (8 contracts; recorded investment of $13.1 million); extension of term (4 contracts; recorded investment of $5.7 million); or a combination of such concessions (16 contracts; recorded investment of $24.8 million).
(4)	Represents the following concessions: payment deferral (7 contracts; recorded investment of $3.7 million); temporary rate reduction (8 contracts; recorded investment of $2.7 million); or a combination of such concessions (6 contracts; recorded investment of $2.5 million).
(5)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.5 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs of originated loans that were completed within the previous 12 months that subsequently defaulted during 2011. For purposes of this disclosure, the previous 12 months is measured from January 1, 2011 and a default represents a previously-modified loan that became past due 30 days or more during 2011.

(dollars in millions)	Number of Contracts	Recorded Investment as of December 31, 2011
Commercial Banking:
Commercial real estate	—	$—
Commercial and industrial	2	0.5
Equipment financing	6	5.0

Total	8	5.5

Retail:
Residential mortgage	9	2.8
Home equity	1	0.5
Other consumer	—	—

Total	10	3.3

Total	18	$8.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following is a summary, by class of loan, of information related to individually-evaluated impaired loans within the originated portfolio. The average recorded investment amounts are based on month-end balances.

	As of December 31, 2011			Year Ended December 31, 2011
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$84.3	$76.9	$—	$32.1	$2.6
Commercial and industrial	20.0	16.5	—	19.1	0.4
Equipment financing	31.1	24.3	—	22.3	0.6
Retail:
Residential mortgage	15.4	15.0	—	12.2	0.5
Home equity	0.6	0.6	—	0.7	—
Other consumer	—	—	—	—	—

Total	$151.4	$133.3	$—	$86.4	$4.1

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$71.0	$50.9	$10.4	$56.1	$0.6
Commercial and industrial	52.6	43.5	5.7	14.9	2.2
Equipment financing	39.6	34.1	6.9	33.9	0.6
Retail:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Other consumer	—	—	—	—	—

Total	$163.2	$128.5	$23.0	$104.9	$3.4

Total impaired loans:
Commercial Banking:
Commercial real estate	$155.3	$127.8	$10.4	$88.2	$3.2
Commercial and industrial	72.6	60.0	5.7	34.0	2.6
Equipment financing	70.7	58.4	6.9	56.2	1.2

Total	298.6	246.2	23.0	178.4	7.0

Retail:
Residential mortgage	15.4	15.0	—	12.2	0.5
Home equity	0.6	0.6	—	0.7	—
Other consumer	—	—	—	—	—

Total	16.0	15.6	—	12.9	0.5

Total	$314.6	$261.8	$23.0	$191.3	$7.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2010 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.4	$33.6	$—
Commercial and industrial	13.5	12.3	—
Equipment financing	24.9	22.4	—
Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total	$84.1	$76.5	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$89.5	$70.5	$18.1
Commercial and industrial	20.6	5.8	2.4
Equipment financing	31.1	29.8	7.1
Retail:
Residential mortgage	—	—	—
Home equity	—	—	—
Other consumer	—	—	—

Total	$141.2	$106.1	$27.6

Total impaired loans:
Commercial Banking:
Commercial real estate	$126.9	$104.1	$18.1
Commercial and industrial	34.1	18.1	2.4
Equipment financing	56.0	52.2	7.1

Total	217.0	174.4	27.6

Retail:
Residential mortgage	8.1	8.0	—
Home equity	0.2	0.2	—
Other consumer	—	—	—

Total	8.3	8.2	—

Total	$225.3	$182.6	$27.6

People’s United Financial’s average recorded investment in impaired loans was approximately $132.1 million and $89.6 million for the years ended December 31, 2010 and 2009, respectively. Interest collections and income recognized on impaired loans totaled $6.1 million and $1.6 million for the years ended December 31, 2010 and 2009, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of aging information for originated loans:

As of December 31, 2011 (in millions)	Current	Past Due
		30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$5,365.1	$27.2	$93.2	$120.4	$5,485.5
Commercial and industrial	4,272.1	27.7	52.1	79.8	4,351.9
Equipment financing	1,646.1	56.2	16.6	72.8	1,718.9

Total	11,283.3	111.1	161.9	273.0	11,556.3

Retail:
Residential mortgage	3,014.5	69.6	68.2	137.8	3,152.3
Home equity	1,899.7	19.4	15.5	34.9	1,934.6
Other consumer	151.6	3.6	0.3	3.9	155.5

Total	5,065.8	92.6	84.0	176.6	5,242.4

Total originated loans	$16,349.1	$203.7	$245.9	$449.6	$16,798.7

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $15.0 million, $17.5 million and $26.3 million, respectively. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

As of December 31, 2010 (in millions)	Current	Past Due
		30-89 Days	90 Days or More	Total	Total Originated

Commercial Banking:
Commercial real estate	$5,501.9	$35.3	$67.9	$103.2	$5,605.1
Commercial and industrial	2,953.5	23.9	38.6	62.5	3,016.0
Equipment financing	1,376.0	21.6	21.8	43.4	1,419.4

Total	9,831.4	80.8	128.3	209.1	10,040.5

Retail:
Residential mortgage	2,142.2	75.6	76.2	151.8	2,294.0
Home equity	1,895.7	14.4	8.9	23.3	1,919.0
Other consumer	189.5	6.6	0.6	7.2	196.7

Total	4,227.4	96.6	85.7	182.3	4,409.7

Total originated loans	$14,058.8	$177.4	$214.0	$391.4	$14,450.2

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $17.3 million, $6.3 million and $16.7 million, respectively. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of credit quality indicators:

As of December 31, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,052.8	$3,942.2	$1,466.1	$10,461.1
Special mention	90.8	115.9	102.7	309.4
Substandard	341.8	289.7	150.1	781.6
Doubtful	0.1	4.1	—	4.2

Total originated loans	5,485.5	4,351.9	1,718.9	11,556.3

Acquired loans
Pass	1,053.6	762.2	81.9	1,897.7
Special mention	162.1	103.5	69.6	335.2
Substandard	467.4	131.5	157.1	756.0
Doubtful	3.6	3.5	1.9	9.0

Total acquired loans	1,686.7	1,000.7	310.5	2,997.9

Total	$7,172.2	$5,352.6	$2,029.4	$14,554.2

As of December 31, 2011 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,502.2	$1,199.6	$126.9	$3,828.7
Moderate risk	625.7	624.4	8.0	1,258.1
High risk	24.4	110.6	20.6	155.6

Total originated loans	3,152.3	1,934.6	155.5	5,242.4

Acquired loans
Low risk	138.8	32.1	0.9	171.8
Moderate risk	335.7	91.0	0.6	427.3
High risk	1.6	—	2.7	4.3

Total acquired loans	476.1	123.1	4.2	603.4

Total	$3,628.4	$2,057.7	$159.7	$5,845.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2010 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Pass	$5,084.1	$2,735.7	$1,109.3	$8,929.1
Special mention	233.5	116.7	79.0	429.2
Substandard	277.9	160.1	228.5	666.5
Doubtful	9.6	3.5	2.6	15.7

Total originated loans	5,605.1	3,016.0	1,419.4	10,040.5
Acquired loans	1,701.2	79.6	681.0	2,461.8

Total	$7,306.3	$3,095.6	$2,100.4	$12,502.3

As of December 31, 2010 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$1,391.2	$1,215.4	$165.6	$2,772.2
Moderate risk	883.3	623.9	7.3	1,514.5
High risk	19.5	79.7	23.8	123.0

Total originated loans	2,294.0	1,919.0	196.7	4,409.7
Acquired loans	353.5	57.8	4.4	415.7

Total	$2,647.5	$1,976.8	$201.1	$4,825.4

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

Risk ratings on commercial banking loans are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently, if warranted. The Company’s Internal Loan Review function is responsible for independently evaluating the appropriateness of those credit risk ratings in connection with its cyclical portfolio reviews, the approach to which is risk-based and determined by reference to underlying portfolio credit quality and the results of prior reviews. Differences in risk ratings noted in conjunction with such periodic portfolio loan reviews, if any, are reported to management each month.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Acquired Loans Credit Quality Indicators

Upon acquiring a loan portfolio, the Company’s Internal Loan Review function undertakes the process of assigning risk ratings to all Commercial Banking loans in accordance with our established policy, which may differ in certain respects from the risk rating policy of the predecessor company. The length of time necessary to complete this process varies based on the size of the acquired portfolio, the quality of the documentation maintained in the underlying loan files, and the extent to which the predecessor company followed a risk rating approach comparable to ours. As a result, while acquired loans are risk rated, there are occasions when such ratings may be deemed “preliminary” until our re-rating process has been completed.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In contrast to originated loans, risk ratings for acquired loans are not directly considered in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2011, the allowance for loan losses on acquired loans was $7.4 million (none at December 31, 2010).

Acquired Loans

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2011, the outstanding principal balance and carrying amount of the acquired loan portfolio were $3.74 billion and $3.60 billion, respectively ($3.21 billion and $2.88 billion, respectively, at December 31, 2010).

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

Years ended December 31 (in millions)	2011	2010
Balance at beginning of year	$954.8	$—
Additions:
Danvers	629.0	—
Smithtown	—	783.4
LSB	—	134.0
Butler Bank	—	35.6
Financial Federal	—	84.7

Total additions	629.0	1,037.7
Accretion	(257.7)	(82.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	55.3	—
Other changes in expected cash flows (2)	(71.0)	—

Balance at end of year	$1,310.4	$954.8

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to loan sales, changes in prepayment assumptions and/or changes in interest rates on variable rate loans.

Accretable yield adjustments arising during 2011, which are subject to continued re-assessment, will be recognized over the remaining lives of the related loan pools (weighted average period of approximately 7 years from the date of the last re-assessment). At December 31, 2011, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $249.3 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6—Goodwill and Other Acquisition-Related Intangibles

Goodwill

Changes in the carrying amount of goodwill are summarized as follows for the years ended December 31, 2011 and 2010. There were no changes in goodwill during 2009.

	Business Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2009	$616.9	$595.0	$49.8	$1,261.7
Acquisition of:
Financial Federal	268.2	—	—	268.2
Smithtown	102.9	11.4	—	114.3
LSB	40.7	17.4	—	58.1
Butler Bank	10.1	14.0	—	24.1
Other adjustments	(1.7)	(1.3)	—	(3.0)

Balance at December 31, 2010	1,037.1	636.5	49.8	1,723.4
Acquisition of Danvers	183.6	45.9	—	229.5
Other adjustments	0.2	(1.7)	—	(1.5)

Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4

Other Acquisition-Related Intangibles

The following is a summary of People’s United Financial’s other acquisition-related intangibles:

	2011			2010
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Trade name intangible	$122.7	$10.2	$112.5	$122.7	$3.0	$119.7
Core deposit intangible	140.8	63.8	77.0	130.8	48.5	82.3
Trust relationships	42.7	11.4	31.3	42.7	8.5	34.2
Insurance relationships	31.5	29.5	2.0	31.5	29.1	2.4

Total other acquisition-related intangibles	$337.7	$114.9	$222.8	$327.7	$89.1	$238.6

Other acquisition-related intangible assets have an original weighted-average amortization period of 14 years. Amortization expense of other acquisition-related intangible assets totaled $25.8 million, $21.7 million and $20.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in other non-interest expense in the Consolidated Statements of Income. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $26.4 million in 2012; $25.7 million in 2013; $24.3 million in 2014; $23.3 million in 2015; and $13.0 million in 2016.

There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2011, 2010 and 2009.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7—Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2011	2010
Land	$41.9	$39.5
Buildings	289.9	284.6
Leasehold improvements	148.3	116.2
Furniture and equipment	256.6	293.5

Total	736.7	733.8
Less accumulated depreciation and amortization	397.1	408.7

Total premises and equipment, net	$339.6	$325.1

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $39.3 million, $35.4 million and $32.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8—Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2011	2010
Leased equipment	$107.6	$105.6
Accrued interest receivable	80.3	67.6
Current income tax receivable (note 12)	72.9	28.5
Fair value of derivative financial instruments (notes 19 and 21)	62.6	17.1
Loans in process	51.6	102.0
Assets held in trust for supplemental retirement plans (note 17)	40.4	39.0
Affordable housing investments (note 12)	39.7	30.6
Receivables arising from securities brokerage and insurance businesses	38.4	37.8
Prepaid FDIC assessment (1)	32.6	48.4
Other prepaid expenses	22.9	28.6
FDIC loss-share receivable (note 2)	19.4	26.2
Economic development investments	18.0	16.2
Repossessed assets	16.1	18.1
REO:
Commercial	15.9	18.5
Residential	10.9	21.3
Net deferred tax asset (note 12)	14.7	51.4
Funded status of defined benefit pension plans (note 17)	—	14.8
Other	46.1	35.0

Total other assets	$690.1	$706.7

(1)	Represents estimated deposit insurance premiums for the three years ending December 31, 2012 assessed in December 2009 in accordance with FDIC regulations.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of other liabilities are as follows:

As of December 31 (in millions)	2011	2010
Payables arising from securities brokerage and insurance businesses	$109.9	$101.4
Accrued expenses payable	90.0	76.9
Accrued employee benefits	81.5	64.7
Fair value of derivative financial instruments (notes 19 and 21)	58.9	14.9
Funded status of defined benefit pension plans (note 17)	49.5	—
Liability for supplemental retirement plans (note 17)	39.6	37.4
Other postretirement benefits (note 17)	12.1	10.7
Accrued interest payable	7.9	9.1
Liability for unsettled security purchases	4.0	300.4
Other	57.4	76.4

Total other liabilities	$510.8	$691.9

NOTE 9—Deposits

The following is an analysis of People’s United Financial’s total deposits by product type:

	2011		2010
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$4,506.2	—%	$3,872.6	—%
Savings, interest-bearing checking and money market	10,970.4	0.37	8,897.8	0.51

Total	15,476.6	0.26	12,770.4	0.36

Time deposits maturing:
Within 3 months	1,397.2	0.99	1,437.2	1.10
After 3 but within 6 months	929.5	0.94	920.7	1.20
After 6 months but within 1 year	1,281.9	1.04	1,485.2	1.29
After 1 but within 2 years	757.3	1.66	840.0	1.69
After 2 but within 3 years	308.0	2.09	195.7	2.66
After 3 years	665.3	2.53	283.9	2.78

Total	5,339.2	1.35	5,162.7	1.42

Total deposits	$20,815.8	0.54%	$17,933.1	0.66%

People’s United Financial assumed deposits with fair values of $2.1 billion and $2.5 billion in connection with the acquisitions completed in 2011 and 2010, respectively. Time deposits issued in amounts of $100,000 or more totaled $2.2 billion and $1.9 billion at December 31, 2011 and 2010, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $3.5 million and $4.5 million at December 31, 2011 and 2010, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2011	2010	2009
Savings, interest-bearing checking and money market	$51.0	$47.4	$48.2
Time	56.4	65.4	125.2

Total interest expense	$107.4	$112.8	$173.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10—Borrowings

People’s United Financial’s borrowings are summarized as follows:

	2011		2010
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Retail repurchase agreements maturing:
Within 1 month	$496.2	0.32%	$472.2	0.43%
Within 1 year	1.0	0.35	1.0	0.80

Total retail repurchase agreements	497.2	0.32	473.2	0.43

Fixed rate FHLB advances maturing:
Within 1 year	—	—	27.8	3.27
After 1 but within 2 years	56.4	2.55	15.4	5.17
After 2 but within 3 years	—	—	65.9	2.65
After 3 but within 4 years	1.2	4.37	16.8	4.50
After 4 but within 5 years	—	—	1.5	4.37
After 5 years	274.8	2.68	380.9	3.05

Total FHLB advances	332.4	2.67	508.3	3.13

Federal funds purchased and other borrowings maturing:
Within 1 year	26.1	4.78	—	—
After 1 but within 2 years	—	—	28.1	4.78
After 3 but within 4 years	1.0	1.75	—	—
After 4 but within 5 years	—	—	1.0	1.75

Total federal funds purchased and other borrowings	27.1	4.66	29.1	4.67

Total borrowings	$856.7	1.43%	$1,010.6	1.91%

In 2011, People’s United Financial repaid a total of $284 million of callable FHLB advances, including $155 million assumed in the Danvers acquisition and $129 million assumed in acquisitions completed in 2010. At December 31, 2011, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $3.6 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.8 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2011	2010	2009
FHLB advances	$6.7	$1.1	$0.8
Retail repurchase agreements	2.0	1.0	0.7
Federal funds purchased and other borrowings	0.3	0.2	—

Total interest expense	$9.0	$2.3	$1.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information concerning People’s United Financial’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2011	2010	2009
Retail repurchase agreements:
Balance at year end	$497.2	$473.2	$144.1
Carrying amount of collateral securities at year end	505.7	471.6	151.3
Average outstanding during the year	486.6	209.2	151.2
Maximum outstanding at any month end	538.2	473.2	173.1
Average interest rate during the year	0.41%	0.48%	0.46%
FHLB advances:
Balance at year end	$332.4	$508.3	$14.8
Average outstanding during the year	456.1	52.3	14.8
Maximum outstanding at any month end	631.9	509.3	15.0
Average interest rate during the year	1.48%	2.22%	5.28%
Federal funds purchased and other borrowings:
Balance at year end	$27.1	$29.1	$—
Carrying amount of collateral securities at year end	29.1	31.5	—
Average outstanding during the year	36.6	9.0	2.1
Maximum outstanding at any month end	431.2	29.1	11.1
Average interest rate during the year	0.75%	2.20%	1.92%

NOTE 11— Subordinated Notes and Debentures

Subordinated notes and debentures are summarized as follows:

As of December 31 (in millions)	2011	2010
People’s United Financial:
5.80% fixed rate/floating rate subordinated notes due 2017	$118.7	$117.5
Floating rate subordinated debentures due 2038	19.7	18.5
Floating rate subordinated debentures due 2033	—	10.8
6.53% fixed rate/floating rate subordinated debentures due 2036	—	6.9

People’s United Bank:
11% fixed rate subordinated notes due 2019	21.2	22.0
8.5% fixed rate subordinated notes due 2016	—	6.5

Total subordinated notes and debentures	$159.6	$182.2

People’s United Financial assumed the 5.80% subordinated notes in connection with its 2008 acquisition of Chittenden Corporation (“Chittenden”). These subordinated notes, which were issued in February 2007, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. Beginning February 14, 2012, People’s United Financial has the option to redeem some or all of the notes. In 2011, People’s United Financial entered into an interest rate swap to hedge the LIBOR-based floating rate payments on these subordinated notes, which begin in February 2012 (see Note 21).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial assumed three issuances of subordinated debentures in connection with the Smithtown acquisition. The subordinated debentures due June 1, 2038, which were issued in 2008, are redeemable in whole or in part at a premium declining ratably to par on September 1, 2013. Interest is payable quarterly and the coupon rate is tied to the three month LIBOR plus 3.75%. At December 31, 2011, the interest rate was 4.28%. In 2011, People’s United Financial repaid both the floating rate subordinated debentures due in 2033 and the 6.53% fixed rate/floating rate subordinated debentures due in 2036.

People’s United Bank assumed the 11% fixed rate subordinated notes due July 1, 2019 in connection with the Smithtown acquisition. These subordinated notes, which were issued in June and July 2009, are redeemable in whole or in part on any interest payment date after July 1, 2014, with interest payable semi-annually. In 2011, People’s United Bank repaid the 8.5% fixed rate subordinated notes due in 2016. For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as supplementary (tier 2) capital for People’s United Bank’s total risk-based capital (see Note 14).

NOTE 12—Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2011	2010	2009
Income tax expense applicable to pre-tax income	$96.8	$41.3	$43.1
Income tax expense (benefit) applicable to items reported in other comprehensive income (note 16)	1.2	(14.4)	(1.0)

Total	$98.0	$26.9	$42.1

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2011	2010	2009
Current tax expense:
Federal	$29.4	$44.0	$57.1
State	3.5	3.3	0.6

Total current tax expense	32.9	47.3	57.7
Deferred tax expense (benefit) (1)	63.9	(6.0)	(14.6)

Total income tax expense	$96.8	$41.3	$43.1

(1)	Includes the effect of (decreases) increases in the valuation allowance for state deferred tax assets of $(1.4) million, $11.0 million and $13.5 million in 2011, 2010 and 2009, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2011	2010	2009
Expected income tax expense	$103.5	$44.5	$50.5
State income tax, net of federal tax effect (1)	6.0	4.2	(0.3)
Federal income tax credits	(6.6)	(4.6)	(4.2)
Tax-exempt interest	(5.8)	(3.2)	(3.3)
Tax-exempt income from bank-owned life insurance	(2.2)	(2.3)	(2.9)
Other, net	1.9	2.7	3.3

Actual income tax expense	$96.8	$41.3	$43.1

Effective income tax rate	32.7%	32.5%	29.9%

(1)	Reflects a $2.0 million deferred tax benefit in 2009 due to a reduction in the combined state income tax rate following the charter consolidations of the former Chittenden banks.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial maintains an ownership interest in several limited partnership investments to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). At December 31, 2011, People’s United Financial had $39.7 million invested in these partnerships. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements.

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2011 and expire between 2020 and 2031.

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2011	2010
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$70.6	$66.5
State tax net operating loss carryforwards, net of federal tax effect	70.2	69.2
Pension and other postretirement benefits	46.7	12.8
Leasing activities	43.1	31.6
Equity-based compensation	16.3	11.2
Acquisition-related deferred tax assets	—	30.2
Other deductible temporary differences	25.1	21.6

Total deferred tax assets	272.0	243.1
Less valuation allowance for state deferred tax assets	(70.2)	(71.6)

Total deferred tax assets, net of the valuation allowance	201.8	171.5

Deferred tax liabilities:
Tax over book depreciation	(93.3)	(77.9)
Unrealized gain on securities available for sale	(24.9)	(0.8)
Acquisition-related deferred tax liabilities	(23.9)	—
Deferred cancellation-of-indebtedness income	(22.1)	(22.2)
Mark-to-market and original issue discounts for tax purposes	(6.2)	(4.4)
Book over tax income recognized on consumer loans	(4.6)	(2.3)
Other taxable temporary differences	(12.1)	(12.5)

Total deferred tax liabilities	(187.1)	(120.1)

Net deferred tax asset	$14.7	$51.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Based on People’s United Financial’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United Financial will realize its total deferred tax assets, net of the valuation allowance.

People’s United Financial’s current income tax receivable at December 31, 2011 and 2010 totaled $72.9 million and $28.5 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United Financial’s unrecognized income tax benefits related to uncertain tax positions:

(in millions)	2011	2010	2009
Balance at January 1	$4.7	$3.6	$3.0
Additions for tax positions taken in prior years	0.4	1.2	0.9
Unrecognized benefits recorded resulting from acquisitions	—	1.0	—
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statue of limitations	(2.1)	(1.1)	(0.3)

Balance at December 31	$3.0	$4.7	$3.6

If recognized, the unrecognized income tax benefits at December 31, 2011 would minimally affect People’s United Financial’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.8 million and $0.7 million at December 31, 2011 and 2010, respectively. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income.

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in several states. People’s United Financial has minimal foreign operations which, at the present time, are not subject to income taxes.

People’s United Financial is no longer subject to federal or state income tax examinations through 2007. While People’s United Financial is not currently under examination by the Internal Revenue Service, several state examinations are currently underway. It is not anticipated that the amount of total unrecognized income tax benefits will change significantly within the next twelve months.

NOTE 13—Stockholders’ Equity and Dividends

People’s United Financial is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2011, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 395.5 million shares were issued as of December 31, 2011.

Treasury stock includes (i) common stock repurchased in the open market by People’s United Financial in connection with its stock repurchase programs authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. In 2011, the Company completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, by repurchasing 20.4 million shares of People’s United Financial common stock at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. As of December 31, 2011, no shares had been repurchased under this program.

In conjunction with establishing the RRP in October 2007 (see Note 18), a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At December 31, 2011, 3.0 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At the time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2011, 8.7 million shares of People’s United Financial common stock, with a contra-equity balance of $180.7 million, have not been allocated or committed to be released.

Dividends declared and paid per common share totaled $0.6275, $0.6175 and $0.6075 for the years ended December 31, 2011, 2010 and 2009, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2011, 2010 and 2009 was 111.1%, 254.5% and 201.1%, respectively.

As a federally-chartered stock savings bank, People’s United Bank’s ability to make capital distributions directly or indirectly to People’s United Financial, such as cash dividends, is governed by federal regulations. As the subsidiary of a savings and loan holding company, People’s United Bank currently must file a notice with the FRB and the OCC at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds net income (as determined under generally accepted accounting principles) for that year to date plus the retained net income for the preceding two years, then People’s United Bank must file an application to receive the approval of both the FRB and the OCC for a proposed capital distribution. The term “retained net income” as defined by federal regulations means People’s United Bank’s net income for each year, less the amount of capital distributions declared in each such year.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Bank may not pay dividends to People’s United Financial if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OCC notified People’s United Bank that it was in need of more than normal supervision. See Note 14 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In 2011, People’s United Bank paid a $160 million cash dividend to People’s United Financial (none in 2010 and 2009). At December 31, 2011, People’s United Bank’s retained net income, as defined by federal regulations, totaled $138.7 million.

NOTE 14—Regulatory Capital Requirements

OCC regulations require federally-chartered savings banks to meet three minimum capital ratios: (i) a tangible capital ratio of 1.5% (calculated as tangible capital to adjusted total assets); (ii) a leverage (core) capital ratio of 4.0% (calculated as core capital to adjusted total assets); and (iii) a total risk-based capital ratio of 8.0% (calculated as total risk-based capital to total risk-weighted assets).

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized. Generally, a bank is considered well-capitalized if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2011 and 2010, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2011 and 2010 to the OCC requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2011 and 2010, People’s United Bank’s adjusted total assets, as defined, totaled $25.3 billion and $22.1 billion, respectively, and its total risk-weighted assets, as defined, totaled $21.4 billion and $18.5 billion, respectively.

	People’s United Bank			OCC Requirements
				Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Tangible capital	$2,808.7	(1)	11.1%	n/a	n/a	$379.5	1.5%
Leverage (core) capital	2,808.7	(1)	11.1	$1,264.9	5.0%	1,011.9	4.0
Risk-based capital:
Tier 1	2,808.7	(1)	13.1	1,283.5	6.0	855.6	4.0
Total	2,988.7	(2)	14.0	2,139.1	10.0	1,711.3	8.0

As of December 31, 2010
Tangible capital	$2,522.2	(1)	11.4%	n/a	n/a	$331.3	1.5%
Leverage (core) capital	2,522.2	(1)	11.4	$1,104.3	5.0%	883.4	4.0
Risk-based capital:
Tier 1	2,522.2	(1)	13.6	1,111.0	6.0	740.7	4.0
Total	2,693.1	(2)	14.5	1,851.7	10.0	1,481.4	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15—Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2011	2010	2009
Net income	$198.8	$85.7	$101.2
Dividends on participating securities	(1.3)	(1.8)	(1.8)

Income attributable to common shareholders	$197.5	$83.9	$99.4

Average common shares outstanding for basic EPS	348.6	352.5	332.0
Effect of dilutive equity-based awards	0.1	0.1	0.3

Average common and common-equivalent shares for diluted EPS	348.7	352.6	332.3

Basic EPS	$0.57	$0.24	$0.30

Diluted EPS	$0.57	$0.24	$0.30

All unallocated ESOP shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 11.0 million, 10.9 million and 9.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, have been excluded from the calculation of diluted EPS.

NOTE 16—Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for 2011, 2010 and 2009 is reported in the Consolidated Statements of Changes in Stockholders’ Equity.

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2011	2010	2009
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(138.8)	$(101.0)	$(87.6)
Net unrealized gain (loss) on securities available for sale	43.2	1.5	(1.1)
Net unrealized (loss) gain on derivatives accounted for as cash flow hedges	(0.2)	0.5	13.9

Total accumulated other comprehensive loss	$(95.8)	$(99.0)	$(74.8)

The deferred income taxes applicable to the components of accumulated other comprehensive loss are as follows:

As of December 31 (in millions)	2011	2010	2009
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$80.3	$57.8	$49.3
Net unrealized (gain) loss on securities available for sale	(24.9)	(0.8)	0.9
Net unrealized loss (gain) on derivatives accounted for as cash flow hedges	0.1	(0.3)	(7.9)

Total deferred income taxes	$55.5	$56.7	$42.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the components of People’s United Financial’s other comprehensive income (loss):

Year ended December 31, 2011 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(70.4)	$26.4	$(44.0)
Reclassification adjustment for net actuarial loss included in net income	11.8	(4.4)	7.4

Net actuarial loss	(58.6)	22.0	(36.6)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(2.1)	0.7	(1.4)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(60.3)	22.5	(37.8)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	74.6	(27.3)	47.3
Reclassification adjustment for net realized gains included in net income	(8.8)	3.2	(5.6)

Net unrealized gains	65.8	(24.1)	41.7

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.4)	0.1	(0.3)
Reclassification adjustment for net realized gains included in net income	(0.7)	0.3	(0.4)

Net unrealized losses	(1.1)	0.4	(0.7)

Other comprehensive income	$4.4	$(1.2)	$3.2

Year ended December 31, 2010 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(30.0)	$11.6	$(18.4)
Reclassification adjustment for net actuarial loss included in net income	8.9	(3.4)	5.5

Net actuarial loss	(21.1)	8.2	(12.9)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.2)	0.5	(0.7)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(21.9)	8.5	(13.4)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	3.3	(1.3)	2.0
Reclassification adjustment for net realized losses included in net income	1.0	(0.4)	0.6

Net unrealized gains	4.3	(1.7)	2.6

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Reclassification adjustment for net realized gains included in net income	(21.0)	7.6	(13.4)

Other comprehensive loss	$(38.6)	$14.4	$(24.2)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2009 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain arising during the year	$12.9	$(3.9)	$9.0
Reclassification adjustment for net actuarial loss included in net income	6.6	(2.0)	4.6

Net actuarial gain	19.5	(5.9)	13.6

Prior service credit on pension plans and other postretirement benefits:
Prior service credit adjustment arising during the year	6.9	(2.1)	4.8
Reclassification adjustment for prior service credit included in net income	(0.4)	0.1	(0.3)

Prior service credit	6.5	(2.0)	4.5

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.1)	0.3

Net actuarial gain, prior service credit and transition obligation	26.4	(8.0)	18.4

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	9.2	(3.0)	6.2
Reclassification adjustment for net realized gains included in net income	(16.4)	5.3	(11.1)

Net unrealized losses	(7.2)	2.3	(4.9)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.2	(0.4)	0.8
Reclassification adjustment for net realized gains included in net income	(20.8)	7.1	(13.7)

Net unrealized losses	(19.6)	6.7	(12.9)

Other comprehensive income	$(0.4)	$1.0	$0.6

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

New employees of People’s United Bank starting on or after August 14, 2006 are not eligible to participate in the Plan. Instead, People’s United Financial makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Employee participation in this plan is restricted to employees who are at least 18 years of age and worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

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

An employer is required to recognize an asset or a liability for the funded status of pension and other postretirement benefit plans. The funded status is measured as the difference between the fair value of plan assets and the applicable benefit obligation, which is the projected benefit obligation for a pension plan and the accumulated postretirement benefit obligation for an other postretirement benefit plan. Plan assets and benefit obligations are required to be measured as of the date of the employer’s fiscal year-end.

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2012, no employer contributions are expected to be made for the qualified plan. Employer contributions for 2012 are expected to total $3.4 million for all of the unfunded supplemental pension plans and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the pension plans as of December 31, 2011 are: $15.0 million in 2012; $16.4 million in 2013; $15.1 million in 2014; $15.8 million in 2015; $17.1 million in 2016; and an aggregate of $101.2 million in 2017 through 2021. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2011 are: $1.0 million in 2012; $1.0 million in 2013; $0.9 million in 2014; $0.9 million in 2015; $0.9 million in 2016; and an aggregate of $4.1 million in 2017 through 2021.

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

	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Benefit obligations: (1)
Beginning of year	$344.3	$282.6	$10.7	$10.8
Service cost	8.4	9.5	0.1	0.2
Interest cost	18.5	16.6	0.6	0.6
Actuarial loss	51.0	29.0	0.8	0.2
Transfers in from acquired pension plans (2)	3.3	19.4	1.0	—
Benefits paid	(12.5)	(11.1)	(1.1)	(1.1)
Curtailments	(20.9)	—	—	—
Settlements	(3.3)	(3.8)	—	—
Special termination benefits	—	2.1	—	—

End of year	388.8	344.3	12.1	10.7

Fair value of plan assets:
Beginning of year	318.1	273.6	—	—
Actual (loss) return on assets	(4.7)	30.1	—	—
Employer contributions	5.4	6.5	1.1	1.1
Transfers in from acquired pension plan (2)	—	22.8	—	—
Benefits paid	(12.5)	(11.1)	(1.1)	(1.1)
Settlements	(3.3)	(3.8)	—	—

End of year	303.0	318.1	—	—

Funded status at end of year	$(85.8)	$(26.2)	$(12.1)	$(10.7)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$—	$11.2	$—	$—
Other liabilities	(85.8)	(37.4)	(12.1)	(10.7)

Funded status at end of year	$(85.8)	$(26.2)	$(12.1)	$(10.7)

(1)	Represents projected benefit obligations for pension plans and accumulated benefit obligations for postretirement plans.
(2)	See Chittenden Pension Plan below.

Plan assets for the funded plan of $303.0 million as of December 31, 2011 were exceeded by both the related accumulated benefit obligation of $349.2 million and the projected benefit obligation of $349.2 million at that date. Although the nonqualified supplemental plans hold no assets, People’s United Financial has funded trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $40.4 million as of December 31, 2011 (which are included in other assets in the Consolidated Statements of Condition) exceeded both the related accumulated benefit obligation of $39.6 million and the projected benefit obligation of $39.6 million at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the funded and unfunded pension plans at the respective measurement dates:

	Pension Benefits
As of December 31 (in millions)	2011	2010
Accumulated benefit obligations:
Funded plan	$349.2	$287.5
Unfunded plans	39.6	34.5

Total	$388.8	$322.0

Projected benefit obligations:
Funded plan	$349.2	$306.9
Unfunded plans	39.6	37.4

Total	$388.8	$344.3

Components of the net periodic benefit expense and other amounts recognized in other comprehensive income or loss are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2011	2010	2009	2011	2010	2009
Net periodic benefit expense:
Service cost	$8.4	$9.5	$9.3	$0.1	$0.2	$0.2
Interest cost	18.5	16.6	15.8	0.6	0.6	0.6
Expected return on plan assets	(26.6)	(25.1)	(24.6)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.4	0.4	0.4
Recognized net actuarial loss	9.3	6.7	5.7	—	—	—
Recognized prior service credit	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)
Settlements	0.9	0.8	—	—	—	—
Special termination benefits (1)	—	2.1	0.2	—	—	—
Curtailments (2)	(0.9)	—	—	—	—	—

Net periodic benefit expense	9.4	10.4	6.2	0.9	1.0	1.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss (gain)	51.3	16.6	(26.5)	0.7	0.3	0.3
Transition obligation	—	—	—	(0.3)	(0.4)	(0.4)
Prior service credit	1.1	0.2	0.2	0.2	0.2	0.2
Transfer in from acquired pension plans (3)	—	4.8	—	—	—	—

Total pre-tax changes recognized in other comprehensive income or loss	52.4	21.6	(26.3)	0.6	0.1	0.1

Total recognized in net periodic benefit expense and other comprehensive income or loss	$61.8	$32.0	$(20.1)	$1.5	$1.1	$1.1

(1)	Amount in 2010 is included in other non-interest expense in the Consolidated Statements of Income.
(2)	Reflects the recognition of prior service credit associated with the decision in July 2011 to “freeze,” effective December 31, 2011, the accrual of pension benefits for Plan participants.
(3)	See Chittenden Pension Plan below.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2011	2010	2011	2010
Net actuarial loss	$202.0	$150.7	$1.5	$0.8
Transition obligation	—	—	0.3	0.6
Prior service credit	—	(1.1)	(0.8)	(1.0)

Total accumulated other comprehensive loss	$202.0	$149.6	$1.0	$0.4

In 2012, approximately $4.5 million in net actuarial losses is expected to be recognized as a component of net periodic benefit cost for the funded and unfunded pension plans, and approximately $0.3 million and $(0.2) million in net transition obligation and prior service credit, respectively, are expected to be recognized as components of net periodic benefit cost for the other postretirement benefits plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit expense:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.60%	5.50%	6.00%	4.60%	5.50%	6.00%
Rate of compensation increase	n/a	2.40	3.40	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.50%	6.00%	6.10%	5.50%	6.00%	6.10%
Expected return on plan assets	8.00	8.25	8.25	n/a	n/a	n/a
Rate of compensation increase	2.40	3.40	3.50	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	7.70%	8.00%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

n/a – not applicable

(1)	Changes in the net periodic benefit cost and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In developing an expected long-term rate of return on asset assumption for the funded pension plan, People’s United Financial considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 8.00%, which is intended to reflect expected asset returns over the life of the related pension benefits expected to be paid. The discount rate reflects the current rates available on long-term high- quality fixed-income debt instruments, and is reset annually on the measurement date. To determine the discount rate, People’s United Financial reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments under the pension and postretirement plans.

The investment strategy of the People’s United Financial pension plan is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy which contains the following asset allocation guidelines:

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

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
At December 31	2011	2010
Equity securities	64%	65%
Cash and fixed income securities	36	35

Total	100%	100%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present People’s United Financial’s Plan assets measured at fair value (see Note 1):

	Fair Value Measurements Using			Total
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$16.0	$—	$—	$16.0
Equity securities:
Corporate	111.9	—	—	111.9
Mutual funds	—	82.7	—	82.7
Fixed income securities:
Corporate	—	52.7	—	52.7
U.S. Treasury and agency	6.6	20.6	—	27.2
Mutual funds	—	11.3	—	11.3
U.S. agency residential mortgage-backed securities	—	0.5	—	0.5
Other	—	0.7	—	0.7

Total	$134.5	$168.5	$—	$303.0

	Fair Value Measurements Using			Total
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3
Cash and cash equivalents	$18.6	$—	$—	$18.6
Equity securities:
Corporate	114.4	—	—	114.4
Mutual funds	—	91.9	—	91.9
Fixed income securities:
Corporate	—	51.9	—	51.9
U.S. Treasury and agency	8.5	22.3	—	30.8
Mutual funds	—	9.0	—	9.0
U.S. agency residential mortgage-backed securities	—	0.7	—	0.7
Other	—	0.8	—	0.8

Total	$141.5	$176.6	$—	$318.1

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then-current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the People’s United Financial pension plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2011, the fair value of plan assets totaled $43.4 million (invested in cash equivalents and fixed income securities) and the projected benefit obligation totaled $46.7 million, resulting in an unfunded status of $3.3 million, which has been recognized as a liability in the Consolidated Statements of Condition. The asset recognized for the plan’s funded status was $3.6 million at December 31, 2010. A discount rate of 4.5% was used in determining the projected benefit obligation at December 31, 2011. Pre-tax net actuarial losses totaling $20.2 million ($12.8 million net of tax) and pre-tax prior service credits totaling $5.3 million ($3.4 million net of tax) were included in accumulated other comprehensive loss at December 31, 2011.

Net periodic benefit expense (income) for this plan totaled $0.8 million, $(1.1) million and $(0.5) million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in net periodic benefit expense (income) in each year were partial settlement charges totaling $1.1 million, $1.3 million and $0.9 million, respectively, as a result of lump-sum benefit payments in each year in excess of the sum of the plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro rata portion of the aggregate gain or loss recorded in accumulated other comprehensive income (loss).

The weighted average assumptions used to determine 2011, 2010 and 2009 net periodic benefit expense (income) were (i) discount rates of 5.30%, 5.60% and 6.00%, respectively, and (ii) an expected long-term rate of return on plan assets of 4.25%, 6.50% and 6.50%, respectively. In 2012, approximately $0.2 million in net periodic benefit expense (primarily consisting of expected return on plan assets, interest cost and prior service credit) is expected to be recognized.

In 2012, no employer contributions are expected to be made for this plan. Expected future net benefit payments for this plan as of December 31, 2011 are: $2.4 million in 2012; $2.6 million in 2013; $2.9 million in 2014; $2.4 million in 2015; $2.9 million in 2016; and an aggregate of $14.5 million in 2017 through 2021.

The companies acquired by People’s United Financial in 2010 and 2011 did not maintain defined benefit plans.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.7 million in 2011, $5.8 million in 2010 and $5.9 million in 2009. At December 31, 2011, the loan balance totaled $201.0 million.

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

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1,742,263 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2011, a total of 8,711,312 shares of People’s United Financial common stock, with a fair value of $111.9 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.4 million, $4.9 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Savings Plans

People’s United Financial sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, effective January 1, 2009 employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. People’s United Financial may increase the amount of its matching contribution to 5% of pre-tax compensation if certain bankwide performance objectives are met. Participants vest immediately in their own contributions and after one year in People’s United Financial contributions. A supplemental savings plan has also been established for certain senior officers. Expense recognized for these employee savings plans totaled $16.9 million, $15.3 million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 18—Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) and the predecessor 1998 Long-Term Incentive Plan (the “1998 Incentive Plan”) (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) stock appreciation rights, restricted stock and performance units. A total of 10,000,000 shares of People’s United Financial common stock are reserved for issuance under the 2008 Incentive Plan. At December 31, 2011, a total of 6,067,887 reserved shares remain available for future awards.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recognition and Retention Plan and Stock Option Plan

The People’s United Financial 2007 Recognition and Retention Plan and 2007 Stock Option Plan (together the “2007 Plans”) provide for awards to directors, officers and employees in the form of (i) incentive stock options that may afford tax benefits to recipients, (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial, and (iii) restricted stock. Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2011, a total of 3,023,531 shares and 7,012,445 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

Non-statutory stock options are granted under the 2007 Plans at exercise prices equal to the fair value of People’s United Financial’s common stock at the grant date. The fair value of all restricted stock awarded under the 2007 Plans is measured at the grant date based on quoted market prices. Most restricted stock and stock options awarded vest 20% per year over a five year period with requisite service conditions and no performance-based conditions to such vesting. As defined in the 2007 Plans, 45% of certain awards become vested upon the death or disability of the award recipient and 55% of these awards are forfeited upon the death or disability of the award recipient. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares.

Stock Options Granted

People’s United Financial granted stock options totaling 1,201,202 in 2011, 990,137 in 2010 and 705,586 in 2009 under the Incentive Plans. The estimated weighted-average grant-date fair value of options granted in 2011, 2010 and 2009 was $2.58 per option, $3.31 per option and $3.77 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.7% in 2011, 4.1% in 2010 and 3.7% in 2009; expected volatility rate of 31% in 2011 and 33% in 2010 and 2009; risk-free interest rate of 2.6% in 2011, 2.5% in 2010 and 2.3% in 2009; and expected option life of approximately 6 years in 2011, 5 years in 2010 and 6 years in 2009.

People’s United Financial granted stock options totaling 403,400 in 2011, 98,541 in 2010 and 314,350 in 2009 to directors, key executive officers and employees under the 2007 Plans. The estimated weighted-average grant-date fair value of options granted under the 2007 Plans was $2.31 per option in 2011, $3.43 per option in 2010 and $3.80 per option in 2009, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 5.1% in 2011, 4.0% in 2010 and 3.8% in 2009; expected volatility rate of 33% in all years; risk-free interest rate of 2.0% in 2011 and 2.7% in 2010 and 2009; and expected option life of approximately 5 years in 2011 and 6 years in 2010 and 2009.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Expense relating to stock options granted is recognized on a straight-line basis generally over the applicable option vesting period and totaled $8.2 million, $7.4 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.3% per year over the vesting period, totaled $8.3 million at December 31, 2011, and is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.3 million and $0.4 million, respectively.

The following is a summary of stock option activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Stock Option Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2008	10,399,487	$17.10
Granted	1,019,936	16.46
Forfeited	(495,949)	18.07
Exercised	(58,113)	9.79

Options outstanding at December 31, 2009	10,865,361	17.04

Granted	1,088,678	15.38
Forfeited	(424,740)	17.16
Exercised	(48,985)	7.92

Options outstanding at December 31, 2010	11,480,314	16.91

Granted	1,604,602	13.12
Forfeited	(1,493,522)	17.51
Exercised	(78,269)	8.48

Options outstanding at December 31, 2011	11,513,125	$16.37	6.4	$1.7

Options exercisable at December 31, 2011	7,559,826	$16.97	5.7	$1.5

(1)	Reflects only those stock options with intrinsic value at December 31, 2011.

Additional information concerning options outstanding and options exercisable at December 31, 2011 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$ 4.78 - $ 9.63	287,046	1.9	$8.60	287,046	$8.60
12.02 - 15.80	3,815,554	7.5	14.25	1,176,507	14.64
16.07 - 17.76	2,871,441	6.3	16.97	2,191,337	17.00
18.10 - 21.63	4,539,084	5.9	18.26	3,904,936	18.28

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Recognition and Retention Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2008	3,558,591	$17.61
Granted	508,010	16.56
Forfeited	(203,318)	17.96
Vested	(848,126)	17.48

Unvested restricted shares outstanding at December 31, 2009	3,015,157	17.45

Granted	701,740	15.39
Forfeited	(94,594)	16.89
Vested	(1,550,431)	17.45

Unvested restricted shares outstanding at December 31, 2010	2,071,872	16.77

Granted	769,858	13.18
Forfeited	(218,505)	17.00
Vested	(786,185)	17.17

Unvested restricted shares outstanding at December 31, 2011	1,837,640	$15.06

Straight-line amortization of unvested restricted stock awards resulted in expense of $14.6 million, $17.7 million and $16.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.2% per year over the vesting period, totaled $19.4 million at December 31, 2011, and is expected to be recognized over the remaining weighted-average vesting period of 2.4 years. The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $10.2 million, $22.4 million and $14.0 million, respectively.

During 2011, 2010 and 2009, employees of People’s United Financial tendered 196,457, 473,751 and 142,786 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. Rather, all shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock. The total cost of shares repurchased and retired during 2011, 2010 and 2009 was $2.6 million, $7.0 million and $2.4 million, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2011, 2010 and 2009, directors were granted a total of 66,609 shares, 56,817 shares and 58,760 shares, respectively, of People’s United Financial common stock with grant date fair values of $13.30 per share, $14.54 per share and $16.02 per share, respectively, at those dates. Expense totaling $0.9 million, $0.8 million and $0.9 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively, for the Directors’ Equity Plan. At December 31, 2011, a total of 189,339 shares remain available for issuance.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2011 and 2010, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Assets

People’s United Financial maintains unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial uses quoted market prices for identical securities received from a third-party nationally recognized pricing service, to determine the fair value of the trust assets.

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

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis (see Note 1):

	Fair Value Measurements Using			Total
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities:
U.S. Treasury	$71.7	$—	$—	$71.7
Equity securities	—	0.1	—	0.1
Securities available for sale:
U.S. Treasury and agency	31.0	50.0	—	81.0
GSE residential mortgage-backed securities and CMOs	—	2,447.8	—	2,447.8
State and municipal	—	137.7	—	137.7
Corporate	—	56.5	—	56.5
Other	—	2.3	—	2.3
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	39.6	—	39.6
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	61.3	—	61.3
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	1.0	—	1.0

Total	$102.7	$2,797.2	$—	$2,899.9

Liabilities:
Interest rate swaps	$—	$57.5	$—	$57.5
Interest rate-lock commitments on residential mortgage loans	—	1.4	—	1.4

Total	$—	$58.9	$—	$58.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using			Total
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3
Assets:
Trading account securities:
U.S. Treasury and agency	$83.4	$—	$—	$83.4
Equity securities	—	0.1	—	0.1
Securities available for sale:
U.S. Treasury and agency	39.3	437.0	—	476.3
GSE residential mortgage-backed securities and CMOs	—	2,290.6	—	2,290.6
State and municipal	—	58.2	—	58.2
Other	—	4.5	—	4.5
Equity securities	—	1.5	—	1.5
Other assets:
Fixed income securities	—	32.9	—	32.9
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	17.0	—	17.0
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$122.7	$2,842.2	$—	$2,964.9

Liabilities:
Interest rate swaps	$—	$14.7	$—	$14.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1

Total	$—	$14.9	$—	$14.9

There were no significant transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2011 and 2010.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$101.9	$—	$101.9
Impaired loans (2)	—	—	128.5	128.5
REO and repossessed assets (3)	—	—	42.9	42.9

Total	$—	$101.9	$171.4	$273.3

	Fair Value Measurements Using
As of December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$88.5	$—	$88.5
Impaired loans (2)	—	—	106.1	106.1
REO and repossessed assets (3)	—	—	57.9	57.9

Total	$—	$88.5	$164.0	$252.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2011 and 2010.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $50.9 million, $43.5 million and $34.1 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at December 31, 2011. The provision for loan losses on collateral-dependent impaired loans totaled $15.0 million and $11.0 million for the years ended December 31, 2011 and 2010, respectively.
(3)	Represents: (i) $16.1 million of repossessed assets; (ii) $15.9 million of commercial REO; and (iii) $10.9 million of residential REO at December 31, 2011. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $4.6 million and $3.8 million for the years ended December 31, 2011 and 2010, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $4.5 million and $2.3 million for the same periods.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Values of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of People’s United Financial’s financial instruments:

	2011		2010
As of December 31 (in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets (other than derivatives):
Cash and cash equivalents	$780.9	$780.9	$954.5	$954.5
Securities purchased under agreements to resell	—	—	520.0	520.0
Total securities (1)	2,931.4	2,937.5	3,033.3	3,033.3
Loans held for sale	101.9	101.9	88.5	88.5
Total loans, net	20,217.1	20,706.3	17,155.2	17,685.1
Accrued interest receivable	80.3	80.3	67.6	67.6
Other assets (2)	40.4	40.4	39.0	39.0

Financial liabilities (other than derivatives):
Time deposits	5,339.2	5,401.8	5,162.7	5,205.5
Other deposits	15,476.6	15,476.6	12,770.4	12,770.4
Retail repurchase agreements	497.2	497.2	473.2	473.2
FHLB advances	332.4	344.4	508.3	503.0
Federal funds purchased and other borrowings	27.1	26.5	29.1	30.7
Subordinated notes and debentures	159.6	164.0	182.2	193.6
Accrued interest payable	7.9	7.9	9.1	9.1

Derivative financial instruments: (3)
Recognized as an asset:
Interest rate swaps	61.3	61.3	17.0	17.0
Foreign exchange contracts	0.3	0.3	—	—
Forward commitments to sell residential mortgage loans	1.0	1.0	0.1	0.1
Recognized as a liability:
Interest rate swaps	57.5	57.5	14.7	14.7
Foreign exchange contracts	—	—	0.1	0.1
Interest rate-lock commitments on residential mortgage loans	1.4	1.4	0.1	0.1

(1)	Includes (i) trading account securities of $71.8 million and $83.5 million at December 31, 2011 and 2010, respectively (no other financial instruments in this table were held for trading purposes) and (ii) FHLB stock, reported at cost, totaling $77.7 million and $63.6 million at December 31, 2011 and 2010, respectively.
(2)	Includes fixed income securities, cash and cash equivalents, and equity mutual funds of $39.6 million, $0.4 million and $0.4 million, respectively, at December 31, 2011, and $32.9 million, $5.8 million and $0.3 million, respectively, at December 31, 2010.
(3)	See Note 21 for a further discussion of derivative financial instruments.

As discussed in Note 1, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (an “exit price” approach to value).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Borrowings and Subordinated Notes and Debentures

The fair values of retail repurchase agreements, FHLB advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The fair values of subordinated notes and debentures were based on dealer quotes.

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

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. The Court approved the consolidation of the two suits, with Waterford Township named the lead plaintiff. On December 23, 2011, People’s United Financial filed a Motion to Dismiss the complaint.

In addition, on April 22, 2010, a Smithtown shareholder commenced an action in New York State Supreme Court, Kings County (Toussie v. Smithtown Bancorp, Inc., et al.) against Smithtown and several of its officers. The complaint alleges claims for fraud and aiding and abetting fraud based upon, among other things, the plaintiff’s allegation that during 2008 and 2009, one or more defendants made material misrepresentations and incomplete statements to the plaintiff concerning Smithtown’s loan losses, delinquent loans, capitalization, quarterly earnings and financial soundness. The complaint seeks compensatory and punitive damages against the defendants. As a result of the consummation of the merger on November 30, 2010, People’s United Financial has become the successor party to Smithtown in this matter. On December 20, 2011, the parties reached an agreement in principle to resolve this matter, which was subsequently finalized in February 2012.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a motion to dismiss the complaint, and on December 7, 2011, that motion was denied by the court. Discovery is expected to begin in the case in early 2012.

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

Lease Commitments

At December 31, 2011, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2011 were: $44.2 million in 2012; $42.3 million in 2013; $39.5 million in 2014; $36.9 million in 2015; $33.1 million in 2016; and an aggregate of $161.4 million in 2017 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $43.5 million, $31.7 million and $30.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

A summary of the contractual or notional amounts of People’s United Financial’s financial instruments follows:

As of December 31 (in millions)	2011	2010
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial	$2,420.7	$1,983.1
Consumer	2,068.2	1,865.0
Commercial real estate	448.5	242.2
Residential mortgage	260.0	249.3
Letters of credit	184.1	120.0
Derivative Financial Instruments: (2)
Foreign exchange contracts	8.1	8.3
Interest rate swaps:
For market risk management	129.1	5.7
For commercial customers:
Customer	878.2	491.5
Counterparty	878.2	491.5
Forward commitments to sell residential mortgage loans	118.4	111.2
Interest rate-lock commitments on residential mortgage loans	148.1	120.1

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date, (ii) the borrower does not meet contractual repayment obligations, and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s United Financial to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and is secured in a manner similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s United Financial would have to fulfill the terms of the letter of credit. The fair value of People’s United Financial’s obligations relating to $182.9 million and $116.0 million of stand-by letters of credit at December 31, 2011 and 2010 was $1.1 million at both dates, and has been included in other liabilities in the Consolidated Statements of Condition. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

A commercial letter of credit is normally a short-term instrument issued by a financial institution on behalf of its customer. The letter of credit authorizes a beneficiary to draw drafts on the financial institution or one of its correspondent banks, provided the terms and conditions of the letter of credit have been met. In issuing a commercial letter of credit, the financial institution has substituted its credit standing for that of its customer. After drafts are paid by the financial institution, the customer is charged or an obligation is created under an existing reimbursement agreement. An advance under a reimbursement agreement is recorded as a loan by the financial institution and is subject to terms and conditions similar to other commercial obligations. At December 31, 2011 and 2010, People’s United Financial had issued $1.2 million and $4.0 million, respectively, of commercial letters of credit.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of bilateral netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2011 was $11.2 million, for which People’s United Financial had posted $10.1 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.1 million in additional collateral would have been required.

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

People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million subordinated notes, which begin in February 2012. The subordinated notes pay a fixed interest rate of 5.80% until February 2012, at which time the interest rate converts to the three month LIBOR plus 68.5 basis points. Specifically, People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

As of December 31 (in millions)	Type of Hedge	Notional Amounts		Fair Values (1)
				Assets		Liabilities
		2011	2010	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$878.2	$491.5	$61.3	$13.5	$—	$2.8
Other counterparties	N/A	878.2	491.5	—	3.5	57.1	11.5
Foreign exchange contracts	N/A	8.1	8.3	0.3	—	—	0.1
Forward commitments to sell residential mortgage loans	N/A	118.4	111.2	1.0	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	148.1	120.1	—	—	1.4	0.1

Total				62.6	17.1	58.5	14.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	4.1	5.7	—	—	—	0.4
Subordinated notes	Cash flow	125.0	—	—	—	0.4	—

Total				—	—	0.4	0.4

Total derivatives				$62.6	$17.1	$58.9	$14.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)			Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Years ended December 31 (in millions)		2011	2010	2009	2011	2010	2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$64.6	$23.9	$(5.9)	$—	$—	$—
Other counterparties	N/A	(62.6)	(22.3)	7.2	—	—	—
Foreign exchange contracts	N/A	0.4	—	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	—	—	(0.3)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.5)	—	0.3	—	—	—

Total		1.9	1.6	1.3	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	—	—	—	(0.4)	—	—
Interest rate floors (2)	Cash flow	0.7	21.0	21.9	—	—	1.2
Interest rate swaps	Fair value	(0.2)	(0.3)	(0.3)	—	—	—

Total		0.5	20.7	21.6	(0.4)	—	1.2

Total derivatives		$2.4	$22.3	$22.9	$(0.4)	$—	$1.2

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2008 and 2009.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. and People’s United Equipment Finance Corp., as well as cash management, correspondent banking and municipal banking.

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

In addition, Treasury manages People’s United Financial’s securities portfolio, short-term investments and securities purchased under agreements to resell, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Beginning in the third quarter of 2011, the Company modified its FTP methodology relating to certain deposit products, which resulted in the allocation of a larger credit to net interest income within Commercial Banking and Retail and Business Banking, with the offset allocated to Treasury. Prior period segment results continue to reflect the previous FTP methodology.

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of a business segment, it may result in a measure of segment provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital.

The “Other” category also includes certain nonrecurring items, such as: merger-related expenses, core system conversion costs and one-time charges totaling $56.8 million, $58.9 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively (included in non-interest expense); $4.4 million of benefit-related and other charges for the year ended December 31, 2009 (included in non-interest expense); and gains of $5.6 million related to the sale of the Company’s remaining Class B Visa, Inc. shares and $1.4 million related to the sale of two branches for the year ended December 31, 2009 (included in non-interest income). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United Financial’s business segments:

Year ended December 31, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$445.3	$468.4	$6.0	$919.7	$(21.1)	$25.0	$923.6
Provision for loan losses	37.9	11.0	0.4	49.3	—	14.4	63.7
Non-interest income	77.8	142.6	77.0	297.4	14.1	(3.9)	307.6
Non-interest expense	207.5	508.6	87.4	803.5	(1.2)	69.6	871.9

Income (loss) before income tax expense (benefit)	277.7	91.4	(4.8)	364.3	(5.8)	(62.9)	295.6
Income tax expense (benefit)	91.1	30.0	(1.6)	119.5	(1.5)	(21.2)	96.8

Net income (loss)	$186.6	$61.4	$(3.2)	$244.8	$(4.3)	$(41.7)	$198.8

Total average assets	$13,541.4	$7,084.8	$332.5	$20,958.7	$3,870.3	$1,199.2	$26,028.2

Year ended December 31, 2010 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$303.9	$383.1	$3.8	$690.8	$(53.3)	$61.5	$699.0
Provision for loan losses	26.1	6.9	0.3	33.3	—	26.7	60.0
Non-interest income	56.9	134.5	74.9	266.3	7.3	(3.6)	270.0
Non-interest expense	193.8	426.0	84.5	704.3	3.1	74.6	782.0

Income (loss) before income tax expense (benefit)	140.9	84.7	(6.1)	219.5	(49.1)	(43.4)	127.0
Income tax expense (benefit)	46.1	27.7	(1.9)	71.9	(16.1)	(14.5)	41.3

Net income (loss)	$94.8	$57.0	$(4.2)	$147.6	$(33.0)	$(28.9)	$85.7

Total average assets	$10,957.0	$5,789.0	$342.7	$17,088.7	$3,924.7	$1,002.8	$22,016.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2009 (in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total Business Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$255.3	$374.9	$4.0	$634.2	$(127.1)	$69.7	$576.8
Provision for loan losses	22.0	4.8	0.1	26.9	—	30.1	57.0
Non-interest income	41.3	138.9	77.4	257.6	24.3	2.4	284.3
Non-interest expense	153.8	392.2	84.3	630.3	3.5	26.0	659.8

Income (loss) before income tax expense (benefit)	120.8	116.8	(3.0)	234.6	(106.3)	16.0	144.3
Income tax expense (benefit)	39.0	37.8	(1.1)	75.7	(37.5)	4.9	43.1

Net income (loss)	$81.8	$79.0	$(1.9)	$158.9	$(68.8)	$11.1	$101.2

Total average assets	$9,846.0	$5,874.0	$333.1	$16,053.1	$3,957.6	$746.8	$20,757.5

NOTE 23—Parent Company Financial Information

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION
As of December 31 (in millions)	2011	2010
Assets:
Cash at bank subsidiary	$5.2	$18.2
Securities purchased under agreements to resell	—	520.0
Securities available for sale, at fair value	52.5	436.6
Security held to maturity, at amortized cost	—	55.0
Loan to bank subsidiary	430.0	—
Investments in subsidiaries:
Bank subsidiary	4,684.8	4,193.8
Non-bank subsidiaries	2.4	2.8
Goodwill	197.1	191.3
Other assets	27.5	3.3

Total assets	$5,399.5	$5,421.0

Liabilities and Stockholders’ Equity:
Subordinated notes and debentures	$138.4	$153.7
Other liabilities	36.1	48.0
Stockholders’ equity	5,225.0	5,219.3

Total liabilities and stockholders’ equity	$5,399.5	$5,421.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2011	2010	2009
Revenues:
Interest income:
Securities	$6.5	$7.2	$3.5
Loan to bank subsidiary	1.0	1.8	0.6
Securities purchased under agreements to resell	0.1	0.9	0.8
Short-term investments	—	—	3.0

Total interest income	7.6	9.9	7.9
Dividend from bank subsidiary (1)	160.0	—	—
Security gain (2)	6.1	—	—
Other non-interest income	0.3	0.1	0.3

Total revenues	174.0	10.0	8.2

Expenses:
Interest on subordinated notes and debentures	10.8	8.7	8.5
Other non-interest expense	8.9	20.7	9.4

Total expenses	19.7	29.4	17.9

Income (loss) before income tax benefit and subsidiary undistributed income	154.3	(19.4)	(9.7)
Income tax benefit	(4.1)	(6.8)	(3.4)

Income (loss) before subsidiary undistributed income	158.4	(12.6)	(6.3)
Subsidiary undistributed income	40.4	98.3	107.5

Net income	$198.8	$85.7	$101.2

(1)	In 2011, People’s United Bank paid a cash dividend of $160 million, approximating its net income for the nine months ended September 30, 2011, to People’s United Financial. In February 2012, People’s United Bank declared a cash dividend of $40 million, approximating its net income for the three months ended December 31, 2011. Such dividend is expected to be paid on or about March 15, 2012.
(2)	In 2011, People’s United Financial transferred a corporate debt security to People’s United Bank. Such transfer was recorded at fair value and resulted in People’s United Financial recording a $6.1 million security gain, which has been eliminated in consolidation.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$198.8	$85.7	$101.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Subsidiary undistributed income	(40.4)	(98.3)	(107.5)
Security gain	(6.1)	—	—
Net change in other assets and other liabilities	21.5	39.5	0.1

Net cash provided by (used in) operating activities	173.8	26.9	(6.2)

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	520.0	(120.0)	(400.0)
Proceeds from principal repayments of securities available for sale	608.9	703.0	765.0
Proceeds from the transfer of security held to maturity	61.1	—	—
Purchases of securities available for sale	(225.3)	(1,135.9)	—
Purchases of securities held to maturity	—	—	(55.0)
(Increase) decrease in loan to bank subsidiary	(430.0)	1,374.0	(1,374.0)
Net cash paid in acquisitions	(214.5)	(418.2)	—

Net cash provided by (used in) investing activities	320.2	402.9	(1,064.0)

Cash Flows from Financing Activities:
Repayments of subordinated notes and debentures	(37.7)	—	—
Cash dividends paid on common stock	(220.9)	(218.1)	(203.6)
Common stock repurchases	(249.8)	(198.2)	(2.4)
Proceeds from stock options exercised, including excess income tax benefits	1.4	0.5	0.4

Net cash used in financing activities	(507.0)	(415.8)	(205.6)

Net (decrease) increase in cash and cash equivalents	(13.0)	14.0	(1,275.8)
Cash and cash equivalents at beginning of year	18.2	4.2	1,280.0

Cash and cash equivalents at end of year	$5.2	$18.2	$4.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24—Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2011 and 2010:

	2011				2010
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$252.8	$252.8	$274.0	$272.5	$193.6	$206.9	$207.5	$220.8
Interest expense	32.5	31.6	34.0	30.4	34.0	33.1	31.7	31.0

Net interest income	220.3	221.2	240.0	242.1	159.6	173.8	175.8	189.8
Provision for loan losses	14.6	14.0	14.4	20.7	9.5	17.8	21.8	10.9

Net interest income after provision for loan losses	205.7	207.2	225.6	221.4	150.1	156.0	154.0	178.9
Non-interest income	74.6	76.6	84.7	71.7	64.2	69.7	68.0	68.1
Non-interest expense	202.8	207.0	231.9	230.2	193.9	202.7	186.3	199.1

Income before income tax expense	77.5	76.8	78.4	62.9	20.4	23.0	35.7	47.9
Income tax expense	25.8	25.6	25.5	19.9	6.8	7.0	11.6	15.9

Net income	$51.7	$51.2	$52.9	$43.0	$13.6	$16.0	$24.1	$32.0

Basic EPS	$0.15	$0.15	$0.15	$0.12	$0.04	$0.04	$0.07	$0.09
Diluted EPS	0.15	0.15	0.15	0.12	0.04	0.04	0.07	0.09
Average common shares outstanding:
Basic	345.91	343.78	358.22	346.62	344.64	358.10	354.88	352.44
Diluted	346.01	343.88	358.28	346.68	344.82	358.24	354.99	352.53
Common stock price:
High	$14.49	$13.81	$13.96	$13.07	$17.08	$16.79	$14.35	$14.17
Low	12.17	12.55	10.50	10.91	15.07	13.49	12.56	12.20
Dividends paid	54.2	54.5	57.4	54.8	51.2	56.2	55.5	55.2
Dividends per share	0.1550	0.1575	0.1575	0.1575	0.1525	0.1550	0.1550	0.1550
Dividend payout ratio	104.9%	106.4%	108.4%	127.7%	376.2%	352.0%	230.4%	172.5%

INDEX TO EXHIBITS

Designation	Description
10.2(c)*	Form of Change in Control Agreement (Senior Executive Vice Presidents)

10.3*	Short-Term Incentive Plan

10.7*	Form of Stock Option Agreement

10.8*	Form of Grant Agreement for Restricted Stock

10.9(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan

10.10(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan

10.12(a)*	Second Amendment to The People’s United Bank Nonqualified Savings and Retirement Plan

10.14*	People’s United Financial, Inc. First Amended and Restated Directors’ Equity Compensation Plan

10.16(d)*	Form of Grant Agreement for Restricted Stock (Employee) under 2007 Recognition and Retention Plan

10.17(d)*	Form of Grant Agreement for Stock Options (Employee) under 2007 Stock Option Plan

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan

10.18(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan

10.21*	Consulting Agreement dated January 20, 2011 among Kevin T. Bottomley, People’s United Financial, Inc. and People’s United Bank

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.