Form 10-Q
period 2012-03-31
People's United Financial, Inc.
filed 2012-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 355,916,031 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$341.1	$370.2
Short-term investments (note 3)	767.4	410.7

Total cash and cash equivalents	1,108.5	780.9

Securities (note 3):
Trading account securities, at fair value	22.6	71.8
Securities available for sale, at fair value	2,742.3	2,725.5
Securities held to maturity, at amortized cost (fair value of $62.2 million and $62.5 million)	56.4	56.4
Federal Home Loan Bank stock, at cost	73.7	77.7

Total securities	2,895.0	2,931.4

Loans held for sale	56.7	101.9

Loans (note 4):
Commercial	7,491.0	7,382.0
Commercial real estate	7,063.1	7,172.2
Residential mortgage	3,755.1	3,628.4
Consumer	2,180.3	2,217.4

Total loans	20,489.5	20,400.0
Less allowance for loan losses	(183.2)	(182.9)

Total loans, net	20,306.3	20,217.1

Goodwill (notes 2 and 7)	1,953.0	1,951.4
Other acquisition-related intangibles (note 7)	216.2	222.8
Premises and equipment	330.4	339.6
Bank-owned life insurance	334.1	332.7
Other assets (notes 4 and 12)	607.7	690.1

Total assets	$27,807.9	$27,567.9

Liabilities
Deposits:
Non-interest-bearing	$4,636.9	$4,506.2
Savings, interest-bearing checking and money market	11,477.9	10,970.4
Time	5,152.7	5,339.2

Total deposits	21,267.5	20,815.8

Borrowings:
Retail repurchase agreements	452.8	497.2
Federal Home Loan Bank advances	331.4	332.4
Federal funds purchased and other borrowings	26.8	27.1

Total borrowings	811.0	856.7

Subordinated notes and debentures	159.9	159.6
Other liabilities (note 12)	388.9	510.8

Total liabilities	22,627.3	22,342.9

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 395.8 million shares and 395.4 million shares issued)	3.9	3.9
Additional paid-in capital	5,252.3	5,247.0
Retained earnings	745.5	744.1
Treasury stock, at cost (42.5 million shares and 38.0 million shares) (note 5)	(549.1)	(493.5)
Accumulated other comprehensive loss (note 5)	(93.1)	(95.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.6 million shares and 8.7 million shares) (note 8)	(178.9)	(180.7)

Total stockholders’ equity	5,180.6	5,225.0

Total liabilities and stockholders’ equity	$27,807.9	$27,567.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Interest and dividend income:
Commercial	$94.7	$78.6
Commercial real estate	91.7	101.6
Residential mortgage	36.2	29.3
Consumer	20.7	20.9

Total interest on loans	243.3	230.4
Securities	18.0	21.0
Loans held for sale	0.5	0.7
Short-term investments	0.3	0.7

Total interest and dividend income	262.1	252.8

Interest expense:
Deposits	23.1	26.6
Borrowings	1.7	2.5
Subordinated notes and debentures	2.2	3.4

Total interest expense	27.0	32.5

Net interest income	235.1	220.3
Provision for loan losses (note 4)	11.5	14.6

Net interest income after provision for loan losses	223.6	205.7

Non-interest income:
Bank service charges	30.3	31.0
Investment management fees	8.6	8.2
Insurance revenue	8.4	7.9
Brokerage commissions	3.1	3.2
Net gains on sales of residential mortgage loans	3.6	3.1
Net gains on sales of acquired loans	—	5.5
Net security gains	—	0.1
Other non-interest income	18.4	15.6

Total non-interest income	72.4	74.6

Non-interest expense:
Compensation and benefits	110.3	105.4
Occupancy and equipment	33.4	33.1
Professional and outside service fees	15.3	15.9
Merger-related expenses	—	3.1
Other non-interest expense (note 7)	49.6	45.3

Total non-interest expense	208.6	202.8

Income before income tax expense	87.4	77.5
Income tax expense	28.8	25.8

Net income	$58.6	$51.7

Earnings per common share (note 6):
Basic	$0.17	$0.15
Diluted	0.17	0.15

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Net income	$58.6	$51.7

Other comprehensive income, net of tax:
Net actuarial loss, prior service cost and transition obligation related to pension and other postretirement benefit plans	1.7	2.0
Net unrealized gains and losses on securities available for sale	1.5	(0.9)
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.5)	(0.5)

Total other comprehensive income, net of tax	2.7	0.6

Total comprehensive income	$61.3	$52.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the three months ended March 31, 2012 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2011	$3.9	$5,247.0	$744.1	$(493.5)	$(95.8)	$(180.7)	$5,225.0
Net income	—	—	58.6	—	—	—	58.6
Other comprehensive income, net of tax	—	—	—	—	2.7	—	2.7
Cash dividends on common stock ($0.1575 per share)	—	—	(54.9)	—	—	—	(54.9)
Restricted stock awards	—	3.2	(0.2)	0.8	—	—	3.8
ESOP common stock committed to be released (note 8)	—	—	(0.7)	—	—	1.8	1.1
Common stock repurchased (note 5)	—	—	—	(56.4)	—	—	(56.4)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.4)	—	—	—	(1.4)
Stock options and related tax benefits	—	2.1	—	—	—	—	2.1

Balance at March 31, 2012	$3.9	$5,252.3	$745.5	$(549.1)	$(93.1)	$(178.9)	$5,180.6

For the three months ended March 31, 2011 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$3.7	$4,978.8	$772.6	$(248.9)	$(99.0)	$(187.9)	$5,219.3
Net income	—	—	51.7	—	—	—	51.7
Other comprehensive income, net of tax	—	—	—	—	0.6	—	0.6
Cash dividends on common stock ($0.1550 per share)	—	—	(54.2)	—	—	—	(54.2)
Restricted stock awards	—	0.8	(1.0)	2.0	—	—	1.8
ESOP common stock committed to be released (note 8)	—	—	(0.6)	—	—	1.8	1.2
Common stock repurchased (note 5)	—	—	—	(60.7)	—	—	(60.7)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.3)	—	—	—	(1.3)
Stock options and related tax benefits	—	1.9	—	—	—	—	1.9

Balance at March 31, 2011	$3.7	$4,981.5	$767.2	$(307.6)	$(98.4)	$(186.1)	$5,160.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Cash Flows from Operating Activities:
Net income	$58.6	$51.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	11.5	14.6
Depreciation and amortization of premises and equipment	9.3	9.1
Amortization of leased equipment	5.6	5.1
Amortization of other acquisition-related intangibles	6.6	5.9
Net security gains	—	(0.1)
Net gains on sales of residential mortgage loans	(3.6)	(3.1)
Net gains on sales of acquired loans	—	(5.5)
ESOP common stock committed to be released	1.1	1.2
Expense related to share-based awards	5.6	5.4
Originations of loans held-for-sale	(195.7)	(119.9)
Proceeds from sales of loans held-for-sale	244.5	199.0
Net decrease (increase) in trading account securities	49.2	(1.4)
Net changes in other assets and liabilities	(25.4)	(222.2)

Net cash provided by (used in) operating activities	167.3	(60.2)

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	520.0
Proceeds from principal repayments and maturities of securities available for sale	220.0	434.7
Proceeds from sales of securities available for sale	—	7.9
Proceeds from redemption of FHLB stock	4.0	—
Purchases of securities available for sale	(235.9)	(611.9)
Proceeds from sales of loans	7.4	42.7
Loan disbursements, net of principal collections	(122.5)	(240.8)
Purchases of premises and equipment	(0.1)	(10.0)
Purchases of leased equipment	(14.9)	(5.5)
Proceeds from sales of real estate owned	7.5	4.6
Return of premiums on bank-owned life insurance, net	0.1	1.2

Net cash (used in) provided by investing activities	(134.4)	142.9

Cash Flows from Financing Activities:
Net increase in deposits	451.7	177.0
Net (decrease) increase in borrowings with terms of three months or less	(44.4)	175.4
Repayments of borrowings with terms of more than three months	(0.1)	(26.1)
Repayments of subordinated notes and debentures	—	(6.0)
Cash dividends paid on common stock	(54.9)	(54.2)
Common stock repurchases	(57.8)	(62.0)
Proceeds from stock options exercised, including excess income tax benefits	0.2	0.1

Net cash provided by financing activities	294.7	204.2

Net increase in cash and cash equivalents	327.6	286.9
Cash and cash equivalents at beginning of period	780.9	954.5

Cash and cash equivalents at end of period	$1,108.5	$1,241.4

Supplemental Information:
Interest payments	$31.2	$36.6
Income tax payments	2.2	1.4
Real estate properties acquired by foreclosure	4.5	6.5

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by this Quarterly Report for the period ended March 31, 2012, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. ACQUISITIONS

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. People’s United Financial’s results of operations include the results of Danvers beginning with the closing date.

The assets acquired and liabilities assumed were recorded by People’s United Financial at their estimated fair values as of the effective date based on management’s best estimate using the information available at that time. Changes in the acquisition-date fair values of certain balance sheet amounts and other items have not been, and are not expected to be, material.

The following table presents selected pro forma financial information of the Company reflecting the acquisition of Danvers assuming the acquisition was completed as of the beginning of the period:

(in millions, except per share data)	Three Months Ended March 31, 2011
Selected Financial Results:
Net interest income	$243.3
Provision for loan losses	14.6
Non-interest income	77.9
Non-interest expense	224.1
Net income	55.0
Basic and diluted earnings per share	0.15

The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period. There are no material, non-recurring pro forma adjustments directly attributable to the Danvers acquisition included in the pro forma financial information. Pro forma basic and diluted EPS were calculated using People’s United Financial’s actual weighted-average shares outstanding for the period presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the period presented.

Recent acquisitions have been undertaken with the objective of expanding the Company’s business, both geographically and through product offerings, as well as realizing synergies and economies of scale by combining with the acquired entities. For these reasons, a market-based premium was paid for the acquired entities which, in turn, resulted in the recognition of goodwill, representing the excess of the respective purchase prices over the estimated fair value of the net assets acquired (see Note 7).

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2012 and December 31, 2011, tax deductible goodwill totaled $15.9 million and $16.7 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

Pending Acquisition

On February 28, 2012, People’s United Financial announced a definitive agreement by which People’s United Bank will acquire 56 branches from RBS Citizens, N.A. and assume approximately $325 million in deposits associated with these branches. Fifty-two of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 29 on Long Island, eight in Westchester County and six in the boroughs of New York City. The all-cash transaction is valued at approximately $3.25 million (a 1% premium on the assumed deposits) and is expected to close late in the second quarter of 2012 pending regulatory approval.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of March 31, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.4	$0.4	$—	$30.8
GSE (1) residential mortgage-backed securities and CMOs (2)	2,425.4	63.1	(3.8)	2,484.7
State and municipal	156.0	10.0	(0.8)	165.2
Corporate	57.5	1.2	—	58.7
Other	2.6	0.1	—	2.7

Total debt securities	2,671.9	74.8	(4.6)	2,742.1
Equity securities	0.2	—	—	0.2

Total securities available for sale	$2,672.1	$74.8	$(4.6)	$2,742.3

Securities held to maturity:
Debt securities:
Corporate	$55.0	$5.8	$—	$60.8
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$5.8	$—	$62.2

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$80.5	$0.5	$—	$81.0
GSE residential mortgage-backed securities and CMOs	2,388.9	60.4	(1.5)	2,447.8
State and municipal	127.8	9.9	—	137.7
Corporate	57.4	0.3	(1.2)	56.5
Other	2.6	—	(0.3)	2.3

Total debt securities	2,657.2	71.1	(3.0)	2,725.3
Equity securities	0.2	—	—	0.2

Total securities available for sale	$2,657.4	$71.1	$(3.0)	$2,725.5

Securities held to maturity:
Debt securities:
Corporate	$55.0	$6.1	$—	$61.1
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$6.1	$—	$62.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency (1)	$2.5	$—	$—	$—	$2.5	$—
GSE residential mortgage-backed securities and CMOs	725.4	(3.8)	—	—	725.4	(3.8)
State and municipal	26.4	(0.8)	—	—	26.4	(0.8)

Total	$754.3	$(4.6)	$—	$—	$754.3	$(4.6)

(1)	Unrealized losses totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$324.0	$(1.5)	$—	$—	$324.0	$(1.5)
Corporate	42.3	(1.2)	—	—	42.3	(1.2)
Other	2.3	(0.3)	—	—	2.3	(0.3)
State and municipal (1)	0.7	—	—	—	0.7	—

Total	$369.3	$(3.0)	$—	$—	$369.3	$(3.0)

(1)	Unrealized losses totaled less than $50,000.

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

Management believes that all gross unrealized losses within the securities portfolio at March 31, 2012 and December 31, 2011 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011.

People’s United Financial records security transactions on the trade date and uses the specific identification method to determine the cost of securities sold.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities at March 31, 2012, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$14.9	$14.9	$—	$—
After 1 but within 5 years	10.2	10.2	—	—
After 5 but within 10 years	5.3	5.7	—	—

Total	30.4	30.8	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	845.1	843.8	—	—
After 10 years	1,580.3	1,640.9	—	—

Total	2,425.4	2,484.7	—	—

State and municipal:
Within 1 year	2.0	2.0	—	—
After 1 but within 5 years	12.5	12.9	—	—
After 5 but within 10 years	30.1	32.8	—	—
After 10 years	111.4	117.5	—	—

Total	156.0	165.2	—	—

Corporate:
Within 1 year	—	—	0.3	0.3
After 1 but within 5 years	39.1	39.8	1.1	1.1
After 5 but within 10 years	18.4	18.9	55.0	60.8

Total	57.5	58.7	56.4	62.2

Other:
After 10 years	2.6	2.7	—	—

Total	2.6	2.7	—	—

Total:
Within 1 year	16.9	16.9	0.3	0.3
After 1 but within 5 years	61.8	62.9	1.1	1.1
After 5 but within 10 years	898.9	901.2	55.0	60.8
After 10 years	1,694.3	1,761.1	—	—

Total	$2,671.9	$2,742.1	$56.4	$62.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $59.9 million and $63.9 million at March 31, 2012 and December 31, 2011, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at March 31, 2012 and the cost of the investment approximates fair value.

As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at both March 31, 2012 and December 31, 2011), which also pays a dividend.

The balance of short-term investments at March 31, 2012 and December 31, 2011 principally consisted of $743.1 million and $378.6 million, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both March 31, 2012 and December 31, 2011.

NOTE 4. LOANS

For purposes of disclosures related to the credit quality of financing receivables and the allowance for loan losses, People’s United Financial has identified two loan portfolio segments, Commercial Banking and Retail, which are comprised of the following loan classes:

•	Commercial Banking: commercial real estate; commercial and industrial; and equipment financing.

•	Retail: residential mortgage; home equity; and other consumer.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the three months ended March 31, 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	March 31, 2012			December 31, 2011
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$5,446.5	$1,616.6	$7,063.1	$5,485.5	$1,686.7	$7,172.2

Commercial and industrial	4,504.8	939.1	5,443.9	4,351.9	1,000.7	5,352.6
Equipment financing	1,791.9	255.2	2,047.1	1,718.9	310.5	2,029.4

Total commercial	6,296.7	1,194.3	7,491.0	6,070.8	1,311.2	7,382.0

Total Commercial Banking	11,743.2	2,810.9	14,554.1	11,556.3	2,997.9	14,554.2

Retail:
Residential mortgage:
Adjustable-rate	2,869.4	229.4	3,098.8	2,704.1	243.6	2,947.7
Fixed-rate	439.4	216.9	656.3	448.2	232.5	680.7

Total residential mortgage	3,308.8	446.3	3,755.1	3,152.3	476.1	3,628.4

Consumer:
Home equity	1,923.7	115.9	2,039.6	1,934.6	123.1	2,057.7
Other consumer	137.0	3.7	140.7	155.5	4.2	159.7

Total consumer	2,060.7	119.6	2,180.3	2,090.1	127.3	2,217.4

Total Retail	5,369.5	565.9	5,935.4	5,242.4	603.4	5,845.8

Total loans	$17,112.7	$3,376.8	$20,489.5	$16,798.7	$3,601.3	$20,400.0

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $38.9 million and $37.2 million at March 31, 2012 and December 31, 2011, respectively.

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

For the three months ended March 31, 2012	Commercial Banking
(in millions)	Originated	Acquired	Total	Retail	Total
Balance at beginning of period	$160.4	$7.4	$167.8	$15.1	$182.9

Charge-offs	(8.1)	—	(8.1)	(4.8)	(12.9)
Recoveries	0.9	—	0.9	0.8	1.7

Net loan charge-offs	(7.2)	—	(7.2)	(4.0)	(11.2)
Provision for loan losses	4.3	0.3	4.6	6.9	11.5

Balance at end of period	$157.5	$7.7	$165.2	$18.0	$183.2

For the three months ended March 31, 2011	Commercial Banking
(in millions)	Originated	Acquired	Total	Retail	Total
Balance at beginning of period	$161.5	$—	$161.5	$11.0	$172.5

Charge-offs	(7.1)	—	(7.1)	(3.3)	(10.4)
Recoveries	0.3	—	0.3	0.5	0.8

Net loan charge-offs	(6.8)	—	(6.8)	(2.8)	(9.6)
Provision for loan losses	11.0	—	11.0	3.6	14.6

Balance at end of period	$165.7	$—	$165.7	$11.8	$177.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of March 31, 2012	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$217.3	$18.9	$11,525.9	$138.6	$2,810.9	$7.7	$14,554.1	$165.2
Retail	16.6	—	5,352.9	18.0	565.9	—	5,935.4	18.0

Total	$233.9	$18.9	$16,878.8	$156.6	$3,376.8	$7.7	$20,489.5	$183.2

As of December 31, 2011	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$246.2	$23.0	$11,310.1	$137.4	$2,997.9	$7.4	$14,554.2	$167.8
Retail	15.6	—	5,226.8	15.1	603.4	—	5,845.8	15.1

Total	$261.8	$23.0	$16,536.9	$152.5	$3,601.3	$7.4	$20,400.0	$182.9

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	March 31, 2012	December 31, 2011
Commercial Banking:
Commercial real estate	$97.3	$106.7
Commercial and industrial	63.0	59.2
Equipment financing	39.6	42.9

Total (1)	199.9	208.8

Retail:
Residential mortgage	70.0	68.9
Home equity	15.3	15.8
Other consumer	0.2	0.3

Total	85.5	85.0

Total	$285.4	$293.8

(1)	Reported net of government guarantees totaling $15.6 million and $12.1 million at March 31, 2012 and December 31, 2011, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement totaling $234 million and $13 million, respectively, at March 31, 2012 and $235 million and $14 million, respectively, at December 31, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded because the risk of credit loss was considered in the Company’s estimate of acquisition-date fair value and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2012 or December 31, 2011.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain originated loans whose terms have been modified in such a way that they are considered troubled debt restructurings (“TDRs”). Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status. Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $123.6 million and $112.9 million at March 31, 2012 and December 31, 2011, respectively. The related allowance for loan losses at March 31, 2012 and December 31, 2011 was $6.4 million and $7.5 million, respectively. Interest income recognized on TDRs totaled $1.9 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2012.

Originated loans that were modified and classified as TDRs during the three months ended March 31, 2012 and 2011 principally involve payment deferral, extension of term (generally ranging from four to twelve months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2012 and 2011. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

For the three months ended March 31, 2012 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	7	$1.2	$1.2
Commercial and industrial (2)	21	25.5	25.5
Equipment financing (3)	17	5.2	5.2

Total	45	31.9	31.9

Retail:
Residential mortgage (4)	11	6.0	6.0
Home equity (5)	1	0.1	0.1
Other consumer	—	—	—

Total	12	6.1	6.1

Total	57	$38.0	$38.0

(1)	Represents the following concessions: payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (6 contracts; recorded investment of $1.1 million).
(2)	Represents the following concessions: payment deferral (7 contracts; recorded investment of $19.5 million); temporary rate reduction (1 contract; recorded investment of $0.3 million); or a combination of concessions (13 contracts; recorded investment of $5.7 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.9 million); payment deferral (1 contract; recorded investment of $0.2 million); or a combination of concessions (12 contracts; recorded investment of $2.1 million).
(4)	Represents the following concessions: payment deferral (5 contracts; recorded investment of $2.0 million); temporary rate reduction (3 contracts; recorded investment of $3.3 million); or a combination of concessions (3 contracts; recorded investment of $0.7 million).
(5)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.1 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For the three months ended March 31, 2011 (dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate	—	$—	$—
Commercial and industrial (1)	2	0.7	0.7
Equipment financing (2)	5	8.2	8.2

Total	7	8.9	8.9

Retail:
Residential mortgage (3)	5	1.3	1.3
Home equity (4)	1	0.5	0.5
Other consumer	—	—	—

Total	6	1.8	1.8

Total	13	$10.7	$10.7

(1)	Represents the following concessions: payment deferral (1 contract; recorded investment of $0.3 million); or a combination of concessions (1 contract; recorded investment of $0.4 million).
(2)	Represents the following concessions: extension of term (2 contracts; recorded investment of $4.1 million); or a combination of concessions (3 contracts; recorded investment of $4.1 million).
(3)	Represents the following concessions: temporary rate reduction (2 contracts; recorded investment of $1.0 million); or payment deferral (3 contracts; recorded investment of $0.3 million).
(4)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.5 million).

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2012 and 2011. For purposes of this disclosure, the previous 12 months is measured from April 1 of the prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2012 or 2011.

	Three Months Ended
	March 31, 2012		March 31, 2011
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	—	$—	1	$0.5
Commercial and industrial	5	0.2	3	0.9
Equipment financing	2	1.5	—	—

Total	7	1.7	4	1.4

Retail:
Residential mortgage	3	1.1	—	—
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total	3	1.1	—	—

Total	10	$2.8	4	$1.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of March 31, 2012			As of December 31, 2011
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$50.5	$45.9	$—	$84.3	$76.9	$—
Commercial and industrial	11.4	11.2	—	20.0	16.5	—
Equipment financing	18.4	14.8	—	31.1	24.3	—
Retail:
Residential mortgage	16.3	15.9	—	15.4	15.0	—
Home equity	0.8	0.7	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	$97.4	$88.5	$—	$151.4	$133.3	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$80.5	$55.3	$8.9	$71.0	$50.9	$10.4
Commercial and industrial	54.8	53.7	5.0	52.6	43.5	5.7
Equipment financing	40.8	36.4	5.0	39.6	34.1	6.9
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$176.1	$145.4	$18.9	$163.2	$128.5	$23.0

Total impaired loans:
Commercial Banking:
Commercial real estate	$131.0	$101.2	$8.9	$155.3	$127.8	$10.4
Commercial and industrial	66.2	64.9	5.0	72.6	60.0	5.7
Equipment financing	59.2	51.2	5.0	70.7	58.4	6.9

Total	256.4	217.3	18.9	298.6	246.2	23.0

Retail:
Residential mortgage	16.3	15.9	—	15.4	15.0	—
Home equity	0.8	0.7	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	17.1	16.6	—	16.0	15.6	—

Total	$273.5	$233.9	$18.9	$314.6	$261.8	$23.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended
	March 31, 2012		March 31, 2011
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$116.6	$0.4	$93.8	$0.9
Commercial and industrial	60.9	0.6	20.1	0.7
Equipment financing	54.4	0.8	54.7	0.2

Total	231.9	1.8	168.6	1.8

Retail:
Residential mortgage	15.1	0.1	8.5	0.1
Home equity	0.7	—	0.3	—
Other consumer	—	—	—	—

Total	15.8	0.1	8.8	0.1

Total	$247.7	$1.9	$177.4	$1.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of aging information for originated loans:

		Past Due
As of March 31, 2012 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,342.4	$16.2	$87.9	$104.1	$5,446.5
Commercial and industrial	4,417.1	34.5	53.2	87.7	4,504.8
Equipment financing	1,724.1	56.5	11.3	67.8	1,791.9

Total	11,483.6	107.2	152.4	259.6	11,743.2

Retail:
Residential mortgage	3,184.9	56.3	67.6	123.9	3,308.8
Home equity	1,893.0	16.0	14.7	30.7	1,923.7
Other consumer	134.5	2.3	0.2	2.5	137.0

Total	5,212.4	74.6	82.5	157.1	5,369.5

Total originated loans	$16,696.0	$181.8	$234.9	$416.7	$17,112.7

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $10.6 million, $24.1 million and $28.3 million, respectively, and $3.1 million of retail loans in foreclosure and bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

		Past Due
As of December 31, 2011 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,365.1	$27.2	$93.2	$120.4	$5,485.5
Commercial and industrial	4,272.1	27.7	52.1	79.8	4,351.9
Equipment financing	1,646.1	56.2	16.6	72.8	1,718.9

Total	11,283.3	111.1	161.9	273.0	11,556.3

Retail:
Residential mortgage	3,014.5	69.6	68.2	137.8	3,152.3
Home equity	1,899.7	19.4	15.5	34.9	1,934.6
Other consumer	151.6	3.6	0.3	3.9	155.5

Total	5,065.8	92.6	84.0	176.6	5,242.4

Total originated loans	$16,349.1	$203.7	$245.9	$449.6	$16,798.7

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $15.0 million, $17.5 million and $26.3 million, respectively, and $1.2 million of retail loans in foreclosure and bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

		Commercial
As of March 31, 2012 (in millions)	Commercial Real Estate	and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,006.5	$4,023.8	$1,523.1	$10,553.4
Special mention	147.4	155.8	105.4	408.6
Substandard	290.8	320.6	163.4	774.8
Doubtful	1.8	4.6	—	6.4

Total originated loans	5,446.5	4,504.8	1,791.9	11,743.2

Acquired loans
Pass	907.3	702.8	76.3	1,686.4
Special mention	195.1	93.2	40.4	328.7
Substandard	495.9	137.9	136.8	770.6
Doubtful	18.3	5.2	1.7	25.2

Total acquired loans	1,616.6	939.1	255.2	2,810.9

Total	$7,063.1	$5,443.9	$2,047.1	$14,554.1

As of March 31, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,581.3	$1,237.2	$109.2	$3,927.7
Moderate risk	704.9	602.4	7.5	1,314.8
High risk	22.6	84.1	20.3	127.0

Total originated loans	3,308.8	1,923.7	137.0	5,369.5

Acquired loans
Low risk	286.9	82.4	0.8	370.1
Moderate risk	155.7	33.5	0.5	189.7
High risk	3.7	—	2.4	6.1

Total acquired loans	446.3	115.9	3.7	565.9

Total	$3,755.1	$2,039.6	$140.7	$5,935.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,052.8	$3,942.2	$1,466.1	$10,461.1
Special mention	90.8	115.9	102.7	309.4
Substandard	341.8	289.7	150.1	781.6
Doubtful	0.1	4.1	—	4.2

Total originated loans	5,485.5	4,351.9	1,718.9	11,556.3

Acquired loans
Pass	1,053.6	762.2	81.9	1,897.7
Special mention	162.1	103.5	69.6	335.2
Substandard	467.4	131.5	157.1	756.0
Doubtful	3.6	3.5	1.9	9.0

Total acquired loans	1,686.7	1,000.7	310.5	2,997.9

Total	$7,172.2	$5,352.6	$2,029.4	$14,554.2

As of December 31, 2011 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,502.2	$1,199.6	$126.9	$3,828.7
Moderate risk	625.7	624.4	8.0	1,258.1
High risk	24.4	110.6	20.6	155.6

Total originated loans	3,152.3	1,934.6	155.5	5,242.4

Acquired loans
Low risk	138.8	32.1	0.9	171.8
Moderate risk	335.7	91.0	0.6	427.3
High risk	1.6	—	2.7	4.3

Total acquired loans	476.1	123.1	4.2	603.4

Total	$3,628.4	$2,057.7	$159.7	$5,845.8

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

Risk ratings on commercial banking loans are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently, if warranted. The Company’s internal Loan Review function is responsible for independently evaluating the appropriateness of those credit risk ratings in connection with its cyclical reviews, the approach to which is risk-based and determined by reference to underlying portfolio credit quality and the results of prior reviews. Differences in risk ratings noted in conjunction with such periodic portfolio loan reviews, if any, are reported to management each month.

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

The risk characteristics considered include: (i) collateral values/loan-to-value ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk rating.

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

Loan-to-value ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. Loan-to-value ratios are updated for loans 90 days past due and FICO scores are updated for the entire portfolio quarterly. The portfolio stratification (High, Moderate and Low risk) and identification of the corresponding credit quality indicators also occurs quarterly.

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

Acquired Loans Credit Quality Indicators

Upon acquiring a loan portfolio, the Company’s internal Loan Review function undertakes the process of assigning risk ratings to all Commercial Banking loans in accordance with the Company’s established policy, which may differ in certain respects from the risk rating policy of the predecessor company. The length of time necessary to complete this process varies based on the size of the acquired portfolio, the quality of the documentation maintained in the underlying loan files and the extent to which the predecessor company followed a risk rating approach comparable to People’s United Financial’s. As a result, while acquired loans are risk rated, there are occasions when such ratings may be deemed “preliminary” until the Company’s re-rating process has been completed.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

In contrast to originated loans, risk ratings for acquired loans are not directly considered in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2012, the allowance for loan losses on acquired loans was $7.7 million ($7.4 million at December 31, 2011).

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2012, the outstanding balance and the carrying amount of the acquired loan portfolio were $3.50 billion and $3.38 billion, respectively ($3.74 billion and $3.60 billion, respectively, at December 31, 2011).

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

For the three months ended March 31 (in millions)	2012	2011
Balance at beginning of period	$1,310.4	$954.8
Accretion	(60.3)	(60.8)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	13.5	45.5
Other changes in expected cash flows (2)	10.2	7.1

Balance at end of period	$1,273.8	$946.6

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to loan sales, loan modifications, changes in prepayment assumptions and/or changes in interest rates on variable rate loans.

Accretable yield adjustments, which are subject to continued re-assessment, are recognized over the remaining lives of the related loan pools (weighted average periods of approximately seven years and three years from the dates of the reassessment for reclassifications made in the three months ended March 31, 2012 and 2011, respectively). At March 31, 2012, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $227.6 million.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $13.1 million and $8.8 million, respectively, at March 31, 2012, and $15.9 million and $10.9 million, respectively, at December 31, 2011. Repossessed assets totaled $9.1 million and $16.1 million at March 31, 2012 and December 31, 2011, respectively.

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

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. In February 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and began repurchasing shares of common stock under the authorization announced in January 2011. During the three months ended March 31, 2011, 4.6 million shares of People’s United Financial common stock were repurchased under these stock repurchase programs at a total cost of $60.7 million. The Company completed the repurchase of the maximum number of shares of common stock under both of these authorizations by September 30, 2011.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the three months ended March 31, 2012, 4.5 million shares of People’s United Financial common stock were repurchased under this program at a total cost of $56.4 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At March 31, 2012, 3.0 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2012 and 2011 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(138.8)	$43.2	$(0.2)	$(95.8)
Current period other comprehensive income (loss)	1.7	1.5	(0.5)	2.7

Balance at March 31, 2012	$(137.1)	$44.7	$(0.7)	$(93.1)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(101.0)	$1.5	$0.5	$(99.0)
Current period other comprehensive income (loss)	2.0	(0.9)	(0.5)	0.6

Balance at March 31, 2011	$(99.0)	$0.6	$—	$(98.4)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Net income	$58.6	$51.7
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)

Income attributable to common shareholders	$58.3	$51.4

Average common shares outstanding for basic EPS	344.9	345.9
Effect of dilutive equity-based awards	0.1	0.1

Average common and common-equivalent shares for diluted EPS	345.0	346.0

Basic EPS	$0.17	$0.15

Diluted EPS	$0.17	$0.15

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 12.2 million and 12.0 million for the three months ended March 31, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the three months ended March 31, 2012 and 2011:

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4
Adjustments	1.3	0.3	—	1.6

Balance at March 31, 2012	$1,222.2	$681.0	$49.8	$1,953.0

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Adjustments	(2.8)	(0.7)	—	(3.5)

Balance at March 31, 2011	$1,034.3	$635.8	$49.8	$1,719.9

People’s United Financial’s other acquisition-related intangible assets totaled $216.2 million and $222.8 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($110.4 million); core deposit intangible ($73.2 million); trust relationship intangible ($30.6 million); and insurance relationship intangible ($2.0 million).

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $6.6 million and $5.9 million for the three months ended March 31, 2012 and 2011, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2012 and each of the next five years is as follows: $26.4 million in 2012; $25.7 million in 2013; $24.3 million in 2014; $23.3 million in 2015; $13.0 million in 2016; and $12.6 million in 2017. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2012 or 2011.

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

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
For the three months ended March 31 (in millions)	2012	2011	2012	2011
Net periodic benefit (income) expense:
Service cost	$—	$2.4	$—	$—
Interest cost	4.4	4.6	0.2	0.2
Expected return on plan assets	(6.6)	(6.6)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.1	2.6	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)
Settlements	0.2	—	—	—

Net periodic benefit (income) expense	(0.9)	3.0	0.2	0.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(1.1)	(2.6)	—	—
Transition obligation	—	—	(0.1)	(0.1)
Prior service credit	—	—	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(1.1)	(2.6)	—	—

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(2.0)	$0.4	$0.2	$0.2

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden Corporation (“Chittenden”) employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit expense (income) for the Chittenden pension plan totaled $0.3 million and $(0.1) million for the three months ended March 31, 2012 and 2011, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions to the ESOP of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $1.4 million for the three months ended March 31, 2012. At March 31, 2012, the loan balance totaled $201.0 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1,829,377 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2012, 8,624,198 shares of People’s United Financial common stock, with a fair value of $114.1 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

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

Litigation Relating to the Smithtown Bancorp, Inc. Transaction

On February 25, 2010 and March 29, 2010, Smithtown and several of its officers and directors were named in two lawsuits commenced in United States District Court, Eastern District of New York (Waterford Township Police & Fire Retirement v. Smithtown Bancorp, Inc., et al. and Yourgal v. Smithtown Bancorp, Inc. et al., respectively) on behalf of a putative class of all persons and entities who purchased Smithtown’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege, among other things, that Smithtown’s loan loss reserve, fair value of its assets, recognition of impaired assets and its internal and disclosure controls were materially false, misleading or incomplete. As a result of the merger of Smithtown with and into People’s United Financial on November 30, 2010, People’s United Financial has become the successor party to Smithtown in this matter.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a motion to dismiss the complaint, and on December 7, 2011, that motion was denied by the court. Discovery is expected to begin in the case in mid-2012.

NOTE 10. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2012 and 2011.

NOTE 11. FAIR VALUE MEASUREMENTS

Accounting standards related to fair value measurements define fair value, provide a framework for measuring fair value, and establish related disclosure requirements. Broadly, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

•

Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).

•	Level 2 - Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed securities and CMOs);

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

•

Level 3 - Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies used by People’s United Financial and the resulting fair values for those financial instruments measured at fair value on both a recurring and a non-recurring basis, as well as for those financial assets and financial liabilities not measured at fair value.

Recurring Fair Value Measurements

Trading Account Securities and Securities Available For Sale

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2012 and December 31, 2011, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of 15-year securities. As a further point of validation, the Company generates its own month-end fair value estimate for all mortgage-backed securities, agency-issued CMOs (also backed by 15-year mortgage-backed securities), and state and municipal securities. While the Company has not adjusted the prices obtained from the independent pricing service, any notable differences between those prices and the Company’s estimates are subject to further analysis. This additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for the particular security. Based on management’s review of the prices provided by the pricing service, the fair values incorporate observable market inputs used by market participants at the measurement date and, as such, are classified as Level 2 securities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other Financial Assets

People’s United Financial maintains unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

Derivatives

People’s United Financial values its derivatives using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, risk participation agreements, interest rate-lock commitments on residential mortgage loans and forward commitments to sell residential mortgage loans.

The following tables summarize People’s United Financial’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements Using			Total
As of March 31, 2012 (in millions)	Level 1	Level 2	Level 3
Financial assets:
Trading account securities:
U.S. Treasury	$22.6	$—	$—	$22.6
Securities available for sale:
U.S. Treasury and agency	30.8	—	—	30.8
GSE residential mortgage-backed securities and CMOs	—	2,484.7	—	2,484.7
State and municipal	—	165.2	—	165.2
Corporate	—	58.7	—	58.7
Other	—	2.7	—	2.7
Equity securities	—	0.2	—	0.2
Other financial assets:
Fixed income securities	—	39.6	—	39.6
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	53.4	—	53.4
Forward commitments to sell residential mortgage loans	—	2.1	—	2.1

Total	$53.4	$2,806.9	$—	$2,860.3

Financial liabilities:
Interest rate swaps	$—	$49.5	$—	$49.5
Interest rate-lock commitments on residential mortgage loans	—	2.7	—	2.7

Total	$—	$52.2	$—	$52.2

As of March 31, 2012, the fair values of foreign exchange contacts and the risk participation agreement were each less than $50,000.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$71.7	$—	$—	$71.7
Equity securities	—	0.1	—	0.1
Securities available for sale:
U.S. Treasury and agency	31.0	50.0	—	81.0
GSE residential mortgage-backed securities and CMOs	—	2,447.8	—	2,447.8
State and municipal	—	137.7	—	137.7
Corporate	—	56.5	—	56.5
Other	—	2.3	—	2.3
Equity securities	—	0.2	—	0.2
Other financial assets:
Fixed income securities	—	39.6	—	39.6
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	61.3	—	61.3
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	1.0	—	1.0

Total	$102.7	$2,797.2	$—	$2,899.9

Financial liabilities:
Interest rate swaps	$—	$57.5	$—	$57.5
Interest rate-lock commitments on residential mortgage loans	—	1.4	—	1.4

Total	$—	$58.9	$—	$58.9

As of December 31, 2011, the fair value of the risk participation agreement was less than $50,000.

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2012 and 2011.

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

Impaired Loans

Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s original effective interest rate; the loan’s observable market price; or the fair value of the collateral (less estimated cost to sell) if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. Such appraisals are based on the market and/or income approach to value and are subject to a discount (to reflect estimated cost to sell) that generally approximates 10%.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

REO and Repossessed Assets

REO and repossessed assets are recorded at the lower of cost or fair value, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. People’s United Financial has estimated the fair values of these assets using Level 3 inputs, such as independent third-party appraisals and price opinions. Such appraisals are based on the market and/or income approach to value and are subject to a discount (to reflect estimated cost to sell) that generally approximates 10%. Assets that are acquired through loan default are recorded as held for sale initially at the lower of the recorded investment in the loan or fair value (less estimated selling costs) upon the date of foreclosure/repossession. Subsequent to foreclosure/repossession, valuations are updated periodically and the carrying amounts of these assets may be reduced further.

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$56.7	$—	$56.7
Impaired loans (2)	—	—	145.4	145.4
REO and repossessed assets (3)	—	—	31.0	31.0

Total	$—	$56.7	$176.4	$233.1

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$101.9	$—	$101.9
Impaired loans (2)	—	—	128.5	128.5
REO and repossessed assets (3)	—	—	42.9	42.9

Total	$—	$101.9	$171.4	$273.3

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2012 and 2011.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $55.3 million, $53.7 million and $36.4 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at March 31, 2012. The provision for loan losses on collateral-dependent impaired loans totaled $0.7 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively.
(3)	Represents: (i) $9.1 million of repossessed assets; (ii) $13.1 million of commercial REO; and (iii) $8.8 million of residential REO at March 31, 2012. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $0.5 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.2 million and $1.0 million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Financial Assets and Financial Liabilities Not Measured At Fair Value

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy (as of March 31, 2012) of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of March 31, 2012 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$341.1	$341.1	$—	$—	$341.1
Short-term investments	767.4	—	767.4	—	767.4
Securities held to maturity	56.4	—	60.8	1.4	62.2
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	20,160.9	—	3,861.9	16,763.9	20,625.8

Financial liabilities:
Time deposits	5,152.7	—	5,215.0	—	5,215.0
Other deposits	16,114.8	—	16,114.8	—	16,114.8
Retail repurchase agreements	452.8	—	452.8	—	452.8
FHLB advances	331.4	—	343.6	—	343.6
Federal funds purchased and other borrowings	26.8	—	26.5	—	26.5
Subordinated notes and debentures	159.9	—	154.9	—	154.9

(1)	Excludes impaired loans totaling $145.4 million that have been measured at fair value on a non-recurring basis.

As of December 31, 2011 (in millions)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$370.2	$370.2
Short-term investments	410.7	410.7
Securities held to maturity	56.4	62.5
FHLB stock	77.7	77.7
Total loans, net (1)	20,088.6	20,577.8

Financial liabilities:
Time deposits	5,339.2	5,401.8
Other deposits	15,476.6	15,476.6
Retail repurchase agreements	497.2	497.2
FHLB advances	332.4	344.4
Federal funds purchased and other borrowings	27.1	26.5
Subordinated notes and debentures	159.6	164.0

(1)	Excludes impaired loans totaling $128.5 million that have been measured at fair value on a non-recurring basis.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As discussed previously, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (an “exit price” approach to fair value).

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

The following is a description of the principal valuation methods used by People’s United Financial for those financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

Cash and Short-Term Investments

Cash and due from banks are classified as Level 1. Short-term investments have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk. As such, these fair values are classified as Level 2.

Securities Held to Maturity

When available, the fair values of investment securities held to maturity are measured based on quoted market prices for identical securities in active markets and, accordingly, are classified as Level 1 assets. When quoted market prices for identical securities are not available, fair values are estimated based on quoted prices for similar assets in active markets or through the use of pricing models containing observable inputs (i.e. market interest rates, issuer-specific financial information, issuer credit ratings, etc.). These fair values are included in Level 2. In cases where there may be limited information available and/or little or no market activity for the underlying security, fair value is estimated using pricing models containing unobservable inputs and classified as Level 3.

FHLB Stock

FHLB stock is a non-marketable equity security and is, therefore, reported at cost (classified as Level 2), which equals par value (the amount at which shares have been redeemed in the past). No significant observable market data for this security is available.

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

The fair values of performing loans were estimated by discounting the anticipated cash flows from the respective portfolios, assuming future prepayments and using market interest rates for new loans with comparable credit risk. As a result, the valuation method for performing loans, which is consistent with certain guidance provided in accounting standards, does not fully incorporate the “exit price” approach to fair value. The fair values of non-performing loans were based on recent collateral appraisals or management’s analysis of estimated cash flows discounted at rates commensurate with the credit risk involved. The estimated fair values of residential mortgage loans are classified as Level 2 as a result of the observable market inputs (i.e. market interest rates, prepayment assumptions, etc.) available for this loan type. The fair values of all other loan types are classified as Level 3 as the inputs contained within the respective discounted cash flow models are largely unobservable and, instead, reflect management’s own estimates of the assumptions a market participant would use in pricing such loans.

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

Deposit Liabilities

The fair values of time deposits represent contractual cash flows discounted at current rates determined by reference to observable inputs including a LIBOR/swap curve over the remaining period to maturity. As such, these fair values are classified as Level 2. The fair values of other deposit liabilities (those with no stated maturity, such as checking and savings accounts) are equal to the carrying amounts payable on demand. Deposit fair values do not include the intangible value of core deposit relationships that comprise a significant portion of People’s United Financial’s deposit base. Management believes that People’s United Financial’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the deposit balances.

Borrowings and Subordinated Notes and Debentures

The fair values of retail repurchase agreements are equal to the carrying amounts due to the short maturities (generally overnight). The fair values of FHLB advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities and are classified as Level 2. The fair values of subordinated notes and debentures were based on dealer quotes and are classified as Level 2.

Off-Balance-Sheet Financial Instruments

The estimated fair values of People’s United Financial’s off-balance-sheet financial instruments, which are insignificant, approximate the respective carrying amounts. These include commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2012 was $1.6 million, for which People’s United Financial had posted $1.0 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.6 million in additional collateral would have been required.

The following sections further discuss each class of derivative financial instrument used by People’s United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Swaps

People’s United Financial may, from time to time, enter into pay fixed/receive floating interest rate swaps that are used to manage interest rate risk associated with certain interest-earning assets and interest-bearing liabilities.

Interest rate swaps associated with interest-earning assets, which matured in March 2012, were used to match more closely the repricing of certain commercial real estate loans and the funding associated with these loans. Specifically, People’s United Financial agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. As a result, the interest rate swaps effectively converted the fixed rate assets to a variable interest rate and consequently reduced People’s United Financial’s exposure to increases in interest rates. These interest rate swaps were accounted for as fair value hedges.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three-month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Risk Participation Agreement

People’s United Financial has entered into a risk participation agreement under which the Company assumes credit risk associated with a borrower’s performance under certain interest rate derivative contracts. People’s United Financial is not a party to the derivative contracts and entered into the risk participation agreement only because it is also a party to the related loan participation agreement with the borrower. The Company manages its credit risk under the risk participation agreement by monitoring the creditworthiness of the borrower, based on its normal credit review process. The notional amount of such risk participation agreement reflects People’s United Financial’s pro-rata share of the derivative instrument, consistent with its share of the related loan participation.

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

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$905.1	$878.2	$52.6	$61.3	$0.3	$—
Other counterparties	N/A	905.1	878.2	0.8	—	48.7	57.1
Foreign exchange contracts	N/A	7.6	8.1	—	0.3	—	—
Risk participation agreement	N/A	10.0	10.0	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	130.3	118.4	2.1	1.0	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	160.3	148.1	—	—	2.7	1.4

Total				55.5	62.6	51.7	58.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	—	4.1	—	—	—	—
Subordinated notes	Cash flow	125.0	125.0	—	—	0.5	0.4

Total				—	—	0.5	0.4

Total derivatives				$55.5	$62.6	$52.2	$58.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

Three months ended March 31 (in millions)	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
		2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(4.3)	$(1.9)	$—	$—
Other counterparties	N/A	4.6	2.2	—	—
Foreign exchange contracts	N/A	(0.2)	—	—	—
Risk participation agreement (2)	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	1.1	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(1.2)	(0.3)	—	—

Total		—	0.1	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	—	—	(0.1)	—
Interest rate floors (3)	Cash flow	—	0.7	—	—
Interest rate swaps	Fair value	—	(0.1)	—	—

Total		—	0.6	(0.1)	—

Total derivatives		$—	$0.7	$(0.1)	$—

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Pre-tax gain (loss) recognized in earnings less than $50,000.
(3)	Reflects income relating to interest rate floors terminated during 2008 and 2009.

NOTE 13. NEW ACCOUNTING STANDARDS

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

In September 2011, the FASB amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test. This amendment became effective for People’s United Financial on January 1, 2012 and did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended its standards with respect to repurchase agreements. The amendment changes (i) the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. Instead, the transferor should assess effective control based on its rights and obligations with respect to the transferred financial assets and not based on whether it has the practical ability to perform in accordance with those rights or obligations. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition of the financial assets from the transferor’s financial statements. This amendment became effective for People’s United Financial on January 1, 2012 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

Specifically, the amendments include provisions relating to: (i) application of the highest and best use and valuation premise concepts; (ii) application of premiums and discounts, including blockage factors, in a fair value measurement; (iii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iv) additional disclosures about fair value measurements, including quantitative information (e.g. sensitivity analysis) about the unobservable inputs used for Level 3 items and the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value is required to be disclosed. These amendments, which are to be applied prospectively, became effective for People’s United Financial on January 1, 2012 and did not have a significant impact on the Company’s fair value measurements. The applicable required disclosures have been provided in Note 11.

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

The effective date of the deferral is consistent with the effective date of the June 2011 amendments. For public entities, these amendments, which are to be applied retrospectively, became effective January 1, 2012. The Company has presented separate Consolidated Statements of Comprehensive Income immediately following its Consolidated Statements of Income.

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

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits, charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums may vary based on the risk profile of the insured institution and, until 2009, ranged from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category.

Adverse economic conditions over the past several years has resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In November 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012 on December 30, 2009. Under this rule, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment at March 31, 2012 was $26 million, which includes balances acquired in connection with recent business combinations.

The EESA increased the FDIC deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009, and subsequent amendments extended the increased coverage through December 31, 2013.

In February 2011, the FDIC approved a final rule which: (i) changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); (ii) adopted a new large-bank pricing assessment scheme; and (iii) sets a target size for the DIF at 2% of insured deposits. The rule, which was effective beginning with the quarterly assessment period ended June 30, 2011, also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

As previously disclosed in the risk factors included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2011, our business is subject to risk as a result of changes in Federal and State regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”), which was signed into law on July 21, 2010, implements significant changes in the financial regulatory landscape and will impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

Among the DFA’s significant regulatory changes, it creates a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The CFPB will also have exclusive supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to the Bank and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

The DFA provides that the amount of interchange fee that an issuer of debit cards may charge or receive must be “reasonable and proportional” to the cost of the transaction. The DFA directs the Board of Governors of the Federal Reserve System (the “FRB”) to issue regulations to implement this requirement, and further provides that in determining whether a charge is “reasonable and proportional” the issuer may generally consider only costs that are specific to the individual transaction. Separately, the FRB is authorized to issue regulations that would allow an issuer to adjust interchange fees to reflect the costs associated with fraud mitigation related to debit card transactions, provided that the issuer must comply with fraud-related standards to be established by the FRB. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The interchange fee provisions became effective in the fourth quarter of 2011 (see Non-Interest Income). It is anticipated that establishment of the CFPB and these other changes will significantly increase the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. As of March 31, 2012, People’s United Bank’s non-interest-bearing deposits totaled $4.6 billion, or 22% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

The DFA also imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. The DFA also increases regulation of derivatives and hedging transactions, which could limit the ability of People’s United Financial to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

The DFA transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the FRB, effective July 21, 2011, and on the same day, the Office of the Comptroller of the Currency (the “OCC”) assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. In October 2011, People’s United Bank filed an application with the OCC to convert to a national bank charter. In connection with this conversion, People’s United Financial intends to submit an application to the Federal Reserve Bank of New York to convert to a bank holding company.

Selected Consolidated Financial Data

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Earnings Data:
Net interest income (fully taxable equivalent)	$237.6	$244.7	$221.5
Provision for loan losses	11.5	20.7	14.6
Non-interest income	72.4	71.7	74.6
Non-interest expense (1)	208.6	230.2	202.8
Income before income tax expense	87.4	62.9	77.5
Net income	58.6	43.0	51.7
Operating earnings (2)	60.6	58.7	53.8

Selected Statistical Data:
Net interest margin (3)	4.01%	4.16%	4.16%
Operating net interest margin (2), (3)	4.01	4.07	4.00
Return on average assets (3)	0.85	0.63	0.84
Operating return on average assets (2), (3)	0.88	0.86	0.87
Return on average tangible assets (3)	0.93	0.68	0.91
Return on average stockholders’ equity (3)	4.5	3.2	4.0
Return on average tangible stockholders’ equity (3)	7.7	5.4	6.4
Operating return on average tangible stockholders’ equity (2), (3)	8.0	7.4	6.7
Efficiency ratio (2)	63.2	61.8	65.4

Common Share Data:
Basic and diluted earnings per share	$0.17	$0.12	$0.15
Operating earnings per share (2)	0.18	0.17	0.15
Dividends paid per share	0.1575	0.1575	0.1550
Dividend payout ratio	93.8%	127.7%	104.9%
Operating dividend payout ratio (2)	90.6	93.4	100.7
Book value per share (end of period)	$15.03	$14.99	$14.92
Tangible book value per share (end of period) (2)	8.74	8.75	9.27
Stock price:
High	13.79	13.07	14.49
Low	12.20	10.91	12.17
Close (end of period)	13.23	12.85	12.58

(1)	Includes a total of $3.0 million, $23.0 million and $3.1 million of merger-related expenses and one-time charges for the three months ended March 31, 2012, Dec. 31, 2011 and March 31, 2011, respectively.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Financial Condition Data:
Total assets	$27,808	$27,568	$27,213	$25,323	$24,962
Loans	20,490	20,400	20,148	17,687	17,523
Securities	2,895	2,931	2,540	3,226	3,203
Short-term investments (1)	767	411	779	822	926
Allowance for loan losses	183	183	177	176	178
Goodwill and other acquisition-related intangibles	2,169	2,174	2,151	1,947	1,953
Deposits	21,268	20,816	20,487	18,278	18,110
Borrowings	811	857	881	1,331	1,158
Subordinated notes and debentures	160	160	159	159	176
Stockholders’ equity	5,181	5,225	5,291	5,194	5,160
Non-performing assets (2)	316	337	305	315	292
Net loan charge-offs	11.2	14.8	13.4	15.5	9.6

Average Balances:
Loans	$20,407	$20,217	$19,856	$17,654	$17,290
Securities	2,751	2,411	2,976	3,264	3,089
Short-term investments (1)	536	854	756	629	843
Loans held for sale	39	60	26	17	52
Total earning assets	23,733	23,542	23,614	21,564	21,274
Total assets	27,463	27,285	27,355	24,853	24,623
Deposits	20,843	20,597	20,259	18,225	17,944
Total funding liabilities	21,862	21,653	21,499	19,353	19,121
Stockholders’ equity	5,217	5,302	5,515	5,177	5,185

Ratios:
Net loan charge-offs to average loans (annualized)	0.22%	0.29%	0.27%	0.35%	0.22%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	1.85	2.00	1.88	2.05	1.96
Originated allowance for loan losses to:
Originated loans (2)	1.03	1.04	1.09	1.15	1.19
Originated non-performing loans (2)	61.5	59.7	68.5	68.0	73.8
Average stockholders’ equity to average total assets	19.0	19.4	20.2	20.8	21.1
Stockholders’ equity to total assets	18.6	19.0	19.4	20.5	20.7
Tangible stockholders’ equity to tangible assets (3)	11.7	12.0	12.5	13.9	13.9
Total risk-based capital (4)	16.0	16.2	16.7	19.1	19.4

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans. See Asset Quality.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Consolidated. See Regulatory Capital Requirements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United Financial’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United Financial’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United Financial’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangibles, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, charges related to executive-level management separation costs, severance-related costs and write downs of banking house assets, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is calculated by dividing operating earnings by the weighted average number of dilutive common shares outstanding for the respective period. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The tangible equity ratio is the ratio of (i) tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangibles) (the numerator) to (ii) tangible assets (total assets less goodwill and other acquisition-related intangibles) (the denominator). Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated Employee Stock Ownership Plan (“ESOP”) common shares).

In light of diversity in presentation among financial institutions, the methodologies used by People’s United Financial for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Total non-interest expense	$208.6	$230.2	$202.8
Adjustments:
Amortization of other acquisition-related intangibles	(6.6)	(6.9)	(5.9)
Severance-related costs	(2.4)	(3.9)	—
Merger-related expenses	—	(13.3)	(3.1)
Executive-level separation costs	—	(1.0)	—
Writedowns of banking house assets	—	(4.8)	—
Other (1)	(3.0)	(4.0)	(2.1)

Total	$196.6	$196.3	$191.7

Net interest income (FTE basis)	$237.6	$244.7	$221.5
Total non-interest income	72.4	71.7	74.6

Total revenues	310.0	316.4	296.1
Adjustments:
BOLI FTE adjustment	0.9	0.8	0.6
Net security gains	—	—	(0.1)
Net losses (gains) on sales of acquired loans	—	0.4	(5.5)
Other (2)	—	(0.1)	2.2

Total	$310.9	$317.5	$293.3

Efficiency ratio	63.2%	61.8%	65.4%

(1)	Items classified as “other” and deducted from non-interest expense include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues include, as applicable, asset write-offs, gains associated with the sale of branch locations and mortgage servicing rights, and interest on an income tax refund.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Net income, as reported	$58.6	$43.0	$51.7

Adjustments to arrive at operating earnings:
Severance-related costs	2.4	3.9	—
Other non-operating expenses	0.6	—
Merger-related expenses	—	13.3	3.1
Executive-level separation costs	—	1.0	—
Writedowns of banking house assets	—	4.8	—

Total pre-tax adjustments	3.0	23.0	3.1
Tax effect	(1.0)	(7.3)	(1.0)

Total adjustments, net of tax	2.0	15.7	2.1

Operating earnings	$60.6	$58.7	$53.8

Earnings per share, as reported	$0.17	$0.12	$0.15

Adjustment to arrive at operating earnings per share:
Severance-related costs	0.01	0.01	—
Other non-operating expenses	—	0.03	—
Merger-related expenses	—	—	—
Writedowns of banking house assets	—	0.01	—
Executive-level separation costs	—	—	—

Total adjustments per share	0.01	0.05	—

Operating earnings per share	$0.18	$0.17	$0.15

Average total assets	$27,463	$27,285	$24,623

Operating return on average assets (annualized)	0.88%	0.86%	0.87%

The following table summarizes People’s United Financial’s operating net interest margin:

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Net interest income (FTE basis)	$237.6	$244.7	$221.5

Adjustments to arrive at operating net interest income:
Cost recovery income	—	(5.0)	—
Changes in accretable yield	—	—	(9.0)

Total adjustments	—	(5.0)	(9.0)

Operating net interest income	$237.6	$239.7	$212.5

Net interest margin, as reported (annualized)	4.01%	4.16%	4.16%
Adjustments to arrive at operating net interest margin (annualized):
Cost recovery income	—	(0.09)	—
Changes in accretable yield	—	—	(0.16)

Total adjustments	—	(0.09)	(0.16)

Operating net interest margin (annualized)	4.01%	4.07%	4.00%

Total earning assets	$23,733	$23,542	$21,274

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Operating earnings	$60.6	$58.7	$53.8

Average stockholders’ equity	$5,217	$5,302	$5,185
Less: average goodwill and average other acquisition-related intangibles	2,171	2,148	1,957

Average tangible stockholders’ equity	$3,046	$3,154	$3,228

Operating return on average tangible stockholders’ equity (annualized)	8.0%	7.4%	6.7%

	Three Months Ended
(dollars in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Dividends paid	$54.9	$54.8	$54.2

Operating earnings	$60.6	$58.7	$53.8

Operating dividend payout ratio	90.6%	93.4%	100.7%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Total stockholders’ equity	$5,181	$5,225	$5,291	$5,194	$5,160
Less: goodwill and other acquisition-related intangibles	2,169	2,174	2,151	1,947	1,953

Tangible stockholders’ equity	$3,012	$3,051	$3,140	$3,247	$3,207

Total assets	$27,808	$27,568	$27,213	$25,323	$24,962
Less: goodwill and other acquisition-related intangibles	2,169	2,174	2,151	1,947	1,953

Tangible assets	$25,639	$25,394	$25,062	$23,376	$23,009

Tangible equity ratio	11.7%	12.0%	12.5%	13.9%	13.9%

(in millions, except per share data)	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Tangible stockholders’ equity	$3,012	$3,051	$3,140	$3,247	$3,207

Common shares issued	395.84	395.42	395.46	377.02	376.95
Less: Common shares classified as treasury shares	42.49	38.03	38.07	22.01	22.01
Unallocated ESOP common shares	8.62	8.71	8.80	8.89	8.97

Common shares	344.73	348.68	348.59	346.12	345.97

Tangible book value per share	$8.74	$8.75	$9.01	$9.38	$9.27

Completed Acquisition

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. See Note 2 to the Consolidated Financial Statements for a further discussion.

Pending Acquisition

On February 28, 2012, People’s United Financial announced a definitive agreement by which People’s United Bank will acquire 56 branches from RBS Citizens, N.A. and assume approximately $325 million in deposits associated with these branches. Fifty-two of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 29 on Long Island, eight in Westchester County and six in the boroughs of New York City. The all-cash transaction is valued at approximately $3.25 million (a 1% premium on the assumed deposits) and is expected to close late in the second quarter of 2012 pending regulatory approval. People’s United Bank currently operates 87 Stop & Shop branch locations throughout Connecticut.

Financial Overview

People’s United Financial reported net income of $58.6 million, or $0.17 per diluted share, for the three months ended March 31, 2012, compared to $51.7 million, or $0.15 per diluted share, for the year-ago period. Operating earnings were $60.6 million, or $0.18 per share, and $53.8 million, or $0.15 per share, for the respective periods. Compared to the year-ago period, first quarter 2012 earnings reflect continued organic loan and deposit growth, an increase in net interest income, lower provision for loan loss expense, improvements in certain fee-related businesses and tighter expense control.

As previously discussed, People’s United Financial completed its acquisition of Danvers on June 30, 2011, effective July 1, 2011. Accordingly, People’s United Financial’s results of operations include the results of Danvers beginning with the closing date, and prior period results have not been restated to include Danvers.

People’s United Financial’s operating return on average assets was 0.88% for the three months ended March 31, 2012 compared to 0.87% for the year-ago period. Operating return on average tangible stockholders’ equity was 8.0% for the three months ended March 31, 2012 compared to 6.7% for the year-ago period.

FTE net interest income increased $16.1 million from the year-ago quarter, primarily reflecting the benefit from the Danvers acquisition as well as a reduction in the cost of deposits, and the operating net interest margin increased 1 basis point to 4.01%.

Compared to the fourth quarter of 2011, FTE net interest income decreased $7.1 million while the operating net interest margin declined by 6 basis points, primarily reflecting lower yields on loans and one less calendar day in the first quarter of 2012, partially offset by lower funding costs.

Compared to the first quarter of 2011, average earning assets increased $2.5 billion, reflecting a $3.1 billion increase in average loans, partially offset by decreases of $338 million in average securities and $307 million in average short-term investments and average securities purchased under agreements to resell. Average funding liabilities increased $2.7 billion in the first quarter of 2012 compared to the year-ago quarter, primarily reflecting a $2.9 billion increase in average total deposits, partially offset by a $138 million decrease in average total borrowings.

Compared to the year-ago quarter, total non-interest income decreased $2.2 million and total non-interest expense increased $5.8 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 63.2% for the first quarter of 2012 compared to 65.4% for the year-ago period.

The provision for loan losses in the first quarter of 2012 totaled $11.5 million compared to $14.6 million in the year-ago quarter. The provision for loan losses in the first quarter of 2012 reflected: (i) net loan charge-offs of $11.2 million, of which $4.8 million carried previously-established specific reserves; (ii) a $4.8 million increase in the originated allowance for loan losses in response to growth in the commercial and residential mortgage loan portfolios; and (iii) $0.3 million of impairment associated with the acquired loan portfolio (see Asset Quality). The provision for loan losses in the first quarter of 2011 reflected net loan charge-offs of $9.6 million and a $5.0 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.22% in both the first quarter of 2012 and 2011.

The allowance for loan losses on originated loans was $175.5 million at both March 31, 2012 and December 31, 2011. The allowance for loan losses on acquired loans was $7.7 million at March 31, 2012, a $0.3 million increase from December 31, 2011. Non-performing assets totaled $316.4 million at March 31, 2012, a $20.3 million decrease from December 31, 2011. At March 31, 2012, the originated allowance for loan losses as a percentage of originated loans was 1.03% and as a percentage of originated non-performing loans was 61.5% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.2 billion at both March 31, 2012 and December 31, 2011 and as a percentage of total assets, stockholders’ equity was 18.6% and 19.0%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 11.7% at March 31, 2012 compared to 12.0% at December 31, 2011.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratio were 14.1% and 16.0%, respectively, at March 31, 2012 compared to 14.0% and 16.2%, respectively, at December 31, 2011 (see Regulatory Capital Requirements).

Segment Results

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

People’s United Financial’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and securities purchased under agreements to resell, wholesale borrowings and the funding center.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking; and Retail and Business Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the Company’s insurance business and certain trust activities being allocated to the Commercial Banking segment, while the Company’s brokerage business and certain other trust activities are allocated to the Retail and Business Banking segment. Prior period segment results, which previously included Wealth Management as a separate reportable segment, have been revised to reflect the aforementioned two reportable segment approach.

People’s United Financial uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United Financial as a whole.

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of a segment, it may result in a measure of segment provision for loan losses that does not reflect actual incurred losses for the periods presented.

People’s United Financial allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets and total average liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

The average assets of each reportable segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually. Goodwill is tested for impairment at the reporting unit level (i.e. the operating segment or one level below, as applicable) and involves a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test at this time.

Segment Performance Summary

Three months ended March 31, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$116.7	$131.9	$248.6	$(18.0)	$4.5	$235.1
Provision for loan losses	10.4	3.5	13.9	—	(2.4)	11.5
Total non-interest income	25.7	43.3	69.0	2.7	0.7	72.4
Total non-interest expense	58.4	135.8	194.2	0.7	13.7	208.6

Income (loss) before income tax expense (benefit)	73.6	35.9	109.5	(16.0)	(6.1)	87.4
Income tax expense (benefit)	24.3	11.8	36.1	(5.3)	(2.0)	28.8

Net income (loss)	$49.3	$24.1	$73.4	$(10.7)	$(4.1)	$58.6

Total average assets	$14,848.7	$8,257.8	$23,106.5	$3,732.8	$623.2	$27,462.5
Total average liabilities	2,816.8	18,527.3	21,344.1	593.6	307.8	22,245.5

Three months ended March 31, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$102.6	$105.3	$207.9	$5.5	$6.9	$220.3
Provision for loan losses	8.8	2.5	11.3	—	3.3	14.6
Total non-interest income	30.8	44.5	75.3	0.8	(1.5)	74.6
Total non-interest expense	58.3	131.4	189.7	1.6	11.5	202.8

Income (loss) before income tax expense (benefit)	66.3	15.9	82.2	4.7	(9.4)	77.5
Income tax expense (benefit)	22.1	5.3	27.4	1.6	(3.2)	25.8

Net income (loss)	$44.2	$10.6	$54.8	$3.1	$(6.2)	$51.7

Total average assets	$12,860.1	$6,841.4	$19,701.5	$4,056.9	$864.1	$24,622.5
Total average liabilities	2,387.1	15,971.2	18,358.3	628.5	450.3	19,437.1

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. and People’s United Equipment Finance Corp., as well as cash management, correspondent banking and municipal banking. In addition, Commercial Banking consists of institutional trust services, corporate trust, insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended
(in millions)	March 31, 2012	March 31, 2011
Net interest income	$116.7	$102.6
Provision for loan losses	10.4	8.8
Total non-interest income	25.7	30.8
Total non-interest expense	58.4	58.3

Income before income tax expense	73.6	66.3
Income tax expense	24.3	22.1

Net income	$49.3	$44.2

Total average assets	$14,848.7	$12,860.1
Total average liabilities	2,816.8	2,387.1

Commercial Banking net income increased $5.1 million in the first quarter of 2012 compared to the first quarter of 2011. Included in non-interest income in the first quarter of 2011 is a $5.5 million gain on sale of acquired loans. The improvement in net income reflects the benefits from the Danvers acquisition, effective July 1, 2011, as well as continued organic loan growth. The $14.1 million increase in net interest income reflects an increase in average earning assets, improved spreads on commercial loans due to loan mix and the change in FTP methodology discussed previously, partially offset by narrowing spreads on certain commercial deposits.

Excluding the gain on sale of acquired loans, non-interest income in the first quarter of 2012 increased $0.4 million from the year-ago quarter, as an increase in operating lease income resulting from a higher level of equipment leased to customers was partially offset by lower commercial banking fees. Non-interest expense reflects a lower level of allocated expenses in the first quarter of 2012 offset by an increase in direct expenses.

Average assets increased $2.0 billion in the first quarter of 2012 compared to the first quarter of 2011, reflecting loans acquired in the Danvers acquisition and organic loan growth.

Retail and Business Banking includes, as its principal business lines, business lending, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity lending), and merchant services. In addition, Retail and Business Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended
(in millions)	March 31, 2012	March 31, 2011
Net interest income	$131.9	$105.3
Provision for loan losses	3.5	2.5
Total non-interest income	43.3	44.5
Total non-interest expense	135.8	131.4

Income before income tax expense	35.9	15.9
Income tax expense	11.8	5.3

Net income	$24.1	$10.6

Total average assets	$8,257.8	$6,841.4
Total average liabilities	18,527.3	15,971.2

Retail and Business Banking net income increased $13.5 million in the first quarter of 2012 compared to the first quarter of 2011. The $26.6 million increase in net interest income primarily reflects the benefits from the Danvers acquisition, organic deposit growth and the change in FTP methodology discussed previously, partially offset by narrower spreads on certain deposit products resulting from the continued negative impact of a reduced interest rate environment.

The decrease in non-interest income primarily reflects lower retail bank service charges (reflecting the impact of certain provisions of the DFA relating to interchange fees that became effective October 1, 2011), partially offset by an increase in gains on sales of residential mortgages. The increase in non-interest expense reflects increases in direct and allocated expenses.

Average assets increased $1.4 billion and average liabilities increased $2.6 billion in the first quarter of 2012 compared to the first quarter of 2011, reflecting loans acquired and deposits assumed in the Danvers acquisition and organic loan and deposit growth.

Treasury encompasses the securities portfolio, short-term investments and securities purchased under agreements to resell, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the interest rate risk component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each segment’s net interest income. Under this process, a money desk (the funding center) buys funds from liability-generating business lines (such as consumer deposits) and sells funds to asset-generating business lines (such as commercial lending). The price at which funds are bought and sold on any given day is set by People’s United Financial’s Treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the money desk and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the money desk and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the money desk, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group.

	Three Months Ended
(in millions)	March 31, 2012	March 31, 2011
Net interest income (loss)	$(18.0)	$5.5
Total non-interest income	2.7	0.8
Total non-interest expense	0.7	1.6

Income (loss) before income tax expense (benefit)	(16.0)	4.7
Income tax expense (benefit)	(5.3)	1.6

Net income (loss)	$(10.7)	$3.1

Total average assets	$3,732.8	$4,056.9
Total average liabilities	593.6	628.5

Treasury’s net loss in the first quarter of 2012 reflects an increase in net interest loss due to the change in FTP methodology discussed previously. The decrease in average assets in the first quarter of 2012 primarily reflects deceases in average securities, average short-term investments and average securities purchased under agreements to resell.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. This category also includes certain non-recurring items, including merger-related expenses and one-time charges totaling $3.0 million in the first quarter of 2012 and $3.1 million in the year ago period (included in total non-interest-expense). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended
(in millions)	March 31, 2012	March 31, 2011
Net interest income	$4.5	$6.9
Provision for loan losses	(2.4)	3.3
Total non-interest income	0.7	(1.5)
Total non-interest expense	13.7	11.5

Loss before income tax benefit	(6.1)	(9.4)
Income tax benefit	(2.0)	(3.2)

Net loss	$(4.1)	$(6.2)

Total average assets	$623.2	$864.1
Total average liabilities	307.8	450.3

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0 to 0.25 percent. The operating net interest margin was 4.01% in the first quarter of 2012, compared to 4.07% in the fourth quarter of 2011 and 4.00% in the first quarter of 2011. The decline in the operating net interest margin from the fourth quarter of 2011 reflects lower loan yields due to repricing within the originated loan portfolio and deposit growth exceeding loan growth, which was partially offset by lower funding costs. The net interest margin continues to be impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s excess capital in relatively low-yielding short-term investments.

First Quarter 2012 Compared to First Quarter 2011

FTE net interest income increased $16.1 million compared to the first quarter of 2011, reflecting a $10.6 million increase in total interest and dividend income and a $5.5 million decrease in total interest expense, and the net interest margin decreased 15 basis points to 4.01%. Included in the year-ago period is $9.0 million of interest related to changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments. Excluding this item, FTE operating net interest income increased $25.1 million and the operating net interest margin improved one basis point to 4.01% in the first quarter of 2012.

Average earning assets totaled $23.7 billion in the first quarter of 2012, a $2.5 billion increase from the first quarter of 2011, reflecting a $3.1 billion increase in average loans, partially offset by decreases of $338 million in average securities and $307 million in average short-term investments and securities purchased under agreements to resell. Average loans, average securities, and average short-term investments and securities purchased under agreements to resell comprised 86%, 12% and 2%, respectively, of average earning assets in the first quarter of 2012 compared to 81%, 15% and 4%, respectively, in the 2011 period. In the current quarter, the yield earned on the total loan portfolio was 4.81% and the yield earned on securities, short-term investments and securities purchased under agreements to resell was 2.31%, compared to 5.35% and 2.23%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 47% of the loan portfolio had floating interest rates at March 31, 2012 compared to approximately 48% at December 31, 2011.

The total average commercial banking loan portfolio increased $2.1 billion compared to the year-ago quarter, reflecting loans acquired in the Danvers acquisition as well as organic growth. Average residential mortgage loans increased $1.0 billion compared to the year-ago quarter, reflecting organic growth as well as loans acquired in the Danvers acquisition. Average consumer loans increased $50 million compared to the year-ago quarter, reflecting a $94 million increase in average home equity loans partially offset by a decline of $42 million in average indirect auto loans.

Average funding liabilities totaled $21.9 billion in the first quarter of 2012, a $2.7 billion increase from the year-ago period, including a $2.9 billion increase in average total deposits, reflecting deposits assumed in the Danvers acquisition and organic deposit growth. Average savings and money market deposits, average non-interest-bearing deposits and average time deposits increased $2.2 billion, $609 million and $119 million, respectively. Average deposits comprised 95% and 94% of average funding liabilities in the first quarter of 2012 and the year-ago period, respectively.

The 19 basis point decrease to 0.49% from 0.68% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix. The rate paid on average deposits decreased 15 basis points from the first quarter of 2011, reflecting decreases of 21 basis points in time deposits and 15 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 54% and 25%, respectively, of average total deposits in the first quarter of 2012 compared to 50% and 29%, respectively, in the comparable 2011 period.

First Quarter 2012 Compared to Fourth Quarter 2011

FTE net interest income decreased $7.1 million compared to the fourth quarter of 2011, reflecting a $10.5 million decrease in total interest and dividend income partially offset by a $3.4 million decrease in total interest expense, and the net interest margin decreased 15 basis points to 4.01%. Included in the fourth quarter of 2011 is $5.0 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Excluding this item, FTE operating net interest income decreased $2.1 million and the operating net interest margin declined six basis points to 4.01% in the first quarter of 2012 from 4.07% in the fourth quarter of 2011. The decline in the operating net interest margin compared to the fourth quarter of 2011 primarily reflects the effects of lower loan yields (which reduced the net interest margin by nine basis points) and one less calendar day in the first quarter (which adversely affected the net interest margin by three basis points), partially offset by lower funding costs (a six basis point benefit in the net interest margin).

Average earning assets increased $190 million, reflecting increases of $340 million in average securities and $190 million in average loans, partially offset by a $318 million decrease in average short-term investments. Average funding liabilities increased $209 million, reflecting a $246 million increase in average deposits partially offset by a $38 million decrease in average borrowings.

The following tables present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2012			December 31, 2011			March 31, 2011
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$535.9	$0.3	0.24%	$853.9	$0.5	0.25%	$732.4	$0.6	0.31%
Securities purchased under agreements to resell	—	—	—	—	—	—	110.6	0.1	0.17
Securities (2)	2,750.7	18.7	2.72	2,410.9	17.9	2.97	3,088.5	21.2	2.75
Loans held for sale	39.1	0.5	4.96	60.3	0.7	4.61	52.5	0.7	5.78
Loans:
Commercial (3)	7,373.6	96.5	5.24	7,300.8	98.9	5.42	5,377.3	79.6	5.20
Commercial real estate (4)	7,118.7	91.7	5.15	7,114.9	100.3	5.64	7,053.3	101.6	5.76
Residential mortgage	3,713.1	36.2	3.89	3,571.6	35.6	3.99	2,707.9	29.3	4.33
Consumer	2,201.5	20.7	3.77	2,230.1	21.2	3.80	2,151.2	20.9	3.88

Total loans	20,406.9	245.1	4.81	20,217.4	256.0	5.07	17,289.7	231.4	5.35

Total earning assets	23,732.6	$264.6	4.46%	23,542.5	$275.1	4.68%	21,273.7	$254.0	4.78%

Other assets	3,729.9			3,742.2			3,348.8

Total assets	$27,462.5			$27,284.7			$24,622.5

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,406.8	$—	—%	$4,330.6	$—	—%	$3,797.4	$—	—%
Savings, interest-bearing checking and money market	11,186.5	11.0	0.39	10,841.4	12.4	0.46	9,015.1	12.1	0.54
Time	5,250.0	12.1	0.92	5,425.2	13.5	1.00	5,131.5	14.5	1.13

Total deposits	20,843.3	23.1	0.44	20,597.2	25.9	0.50	17,944.0	26.6	0.59

Borrowings:
Retail repurchase agreements	494.6	0.4	0.30	527.4	0.4	0.33	492.8	0.6	0.46
FHLB advances	331.9	1.2	1.48	332.9	1.2	1.49	499.6	1.9	1.49
Federal funds purchased and other borrowings	32.2	0.1	0.84	36.0	0.1	0.78	4.7	-	0.09

Total borrowings	858.7	1.7	0.78	896.3	1.7	0.78	997.1	2.5	0.98

Subordinated notes and debentures	159.7	2.2	5.47	159.5	2.8	7.02	179.7	3.4	7.61

Total funding liabilities	21,861.7	$27.0	0.49%	21,653.0	$30.4	0.56%	19,120.8	$32.5	0.68%

Other liabilities	383.8			330.2			316.3

Total liabilities	22,245.5			21,983.2			19,437.1
Stockholders’ equity	5,217.0			5,301.5			5,185.4

Total liabilities and stockholders’ equity	$27,462.5			$27,284.7			$24,622.5

Net interest income/spread (5)		$237.6	3.97%		$244.7	4.12%		$221.5	4.10%

Net interest margin			4.01%			4.16%			4.16%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	Interest income for the three months ended December 31, 2011 includes $5.0 million of cost recovery income
(see Non-GAAP Financial Measures and Reconciliation to GAAP).
(5)	The FTE adjustment was $2.5 million, $2.6 million and $1.2 million for the three months ended March 31, 2012,
December 31, 2011 and March 31, 2011, respectively.

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average earning assets and average interest-bearing liabilities have affected People’s United Financial’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rates); changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	Three Months Ended March 31, 2012 Compared To
	December 31, 2011 Increase (Decrease)			March 31, 2011 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.2)	$—	$(0.2)	$(0.1)	$(0.2)	$(0.3)
Securities purchased under agreements to resell	—	—	—	(0.1)	—	(0.1)
Securities	2.4	(1.6)	0.8	(2.3)	(0.2)	(2.5)
Loans held for sale	(0.3)	0.1	(0.2)	(0.2)	—	(0.2)
Loans:
Commercial	1.0	(3.4)	(2.4)	27.0	(10.1)	16.9
Commercial real estate	0.1	(8.7)	(8.6)	0.9	(10.8)	(9.9)
Residential mortgage	1.4	(0.8)	0.6	10.0	(3.1)	6.9
Consumer	(0.3)	(0.2)	(0.5)	0.5	(0.7)	(0.2)

Total loans	2.2	(13.1)	(10.9)	38.4	(24.7)	13.7

Total change in interest and dividend income	4.1	(14.6)	(10.5)	35.7	(25.1)	10.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.4	(1.8)	(1.4)	2.6	(3.7)	(1.1)
Time	(0.4)	(1.0)	(1.4)	0.3	(2.7)	(2.4)

Total deposits	—	(2.8)	(2.8)	2.9	(6.4)	(3.5)

Borrowings:
Retail repurchase agreements	—	—	—	—	(0.2)	(0.2)
FHLB advances	—	—	—	(0.6)	(0.1)	(0.7)
Federal funds purchased and other borrowings	—	—	—	0.1	—	0.1

Total borrowings	—	—	—	(0.5)	(0.3)	(0.8)

Subordinated notes and debentures	—	(0.6)	(0.6)	(0.4)	(0.8)	(1.2)

Total change in interest expense	—	(3.4)	(3.4)	2.0	(7.5)	(5.5)

Change in net interest income	$4.1	$(11.2)	$(7.1)	$33.7	$(17.6)	$16.1

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Bank service charges	$30.3	$31.6	$31.0
Investment management fees	8.6	8.3	8.2
Insurance revenue	8.4	7.2	7.9
Brokerage commissions	3.1	2.6	3.2
Net gains on sales of residential mortgage loans	3.6	2.1	3.1
Net (losses) gains on sales of acquired loans	—	(0.4)	5.5
Net security gains	—	—	0.1
Other non-interest income:
Operating lease income	6.7	6.3	6.1
Commercial banking fees	4.8	7.3	5.1
Bank-owned life insurance	1.8	1.7	1.2
Merchant services income, net	1.1	1.1	1.0
Other	4.0	3.9	2.2

Total other non-interest income	18.4	20.3	15.6

Total non-interest income	$72.4	$71.7	$74.6

Total non-interest income decreased $2.2 million compared to the first quarter of 2011 and increased $0.7 million compared to the fourth quarter of 2011. The improvement in non-interest income compared to the fourth quarter of 2011 reflects a higher level of gains on sales of residential loans, and growth in investment management fees, brokerage commissions and insurance, partially offset by decreases in commercial banking fees and bank service charges. Included in non-interest income in the first quarter of 2011 is $5.5 million of gains on sales of acquired loans (see below).

The decrease in bank service charges from the fourth of 2011 primarily reflects seasonally lower interchange and other fees. Bank service charges continue to be impacted as a result of certain provisions of the DFA (see Recent Market Developments). The increase in insurance revenue reflects the seasonal nature of insurance renewals.

The increase in net gains on sales of residential mortgage loans from both the first and fourth quarters of 2011 reflects the higher level of residential mortgage loan sales (an 18% increase in volume in the first quarter of 2012 from last year’s fourth quarter) due to the higher level of refinancing activity in the first quarter of 2012. Net gains on sales of residential mortgage loans in the first quarter of 2012 also reflect improved “pricing” on residential mortgage loans sold directly to a government sponsored enterprise (“GSE”).

Net gains on sales of acquired loans in the first quarter of 2011 reflect sales of acquired loans with contractual balances of approximately $50 million (carrying amounts of approximately $26 million).

BOLI income totaled $1.8 million ($2.1 million on a taxable-equivalent basis) in the first quarter of 2012, compared to $1.2 million ($1.8 million on a taxable-equivalent basis) in the year-ago quarter and $1.7 million ($2.5 million on a taxable-equivalent basis) in the fourth quarter of 2011. BOLI income in the first quarter of 2012 included death benefits received totaling $0.3 million.

The increase in operating lease income reflects higher levels of equipment leased to PCLC customers while the decline in commercial banking fees primarily reflects lower prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $13.0 billion and $4.4 billion, respectively, at March 31, 2012 compared to $12.5 billion and $4.3 billion, respectively, at December 31, 2011.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Compensation and benefits	$110.3	$111.0	$105.4
Occupancy and equipment	33.4	34.4	33.1
Professional and outside service fees	15.3	18.7	15.9
Other non-interest expense:
Regulatory	7.8	8.4	7.5
Amortization of other acquisition-related intangibles	6.6	6.9	5.9
Stationery, printing, postage and telephone	5.7	5.8	5.2
Amortization of leased equipment	5.6	5.3	5.1
Advertising and promotion	4.4	5.4	3.3
Other	19.5	21.0	18.3

Total other non-interest expense	49.6	52.8	45.3

Total	208.6	216.9	199.7
Merger-related expenses	—	13.3	3.1

Total non-interest expense	$208.6	$230.2	$202.8

Efficiency ratio	63.2%	61.8%	65.4%

Excluding the effect of merger-related expenses, total non-interest expense in the first quarter of 2012 increased $8.9 million compared to the first quarter of 2011 and decreased $8.3 million compared to the fourth quarter of 2011. Merger-related expenses consist of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings.

The lower efficiency ratio in the first quarter of 2012 compared to the first quarter of 2011 reflects a 6% increase in operating revenues partially offset by a 3% increase in operating expenses. As compared to the fourth quarter of 2011, the increase in the efficiency ratio reflects a 2% decline in operating revenues, including a $7.1 million decline in FTE net interest income (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $4.9 million compared to the year-ago quarter and decreased $0.7 million compared to the fourth quarter of 2011. The year-over-year increase reflects additional compensation and benefit costs resulting from the Danvers acquisition completed in 2011, normal merit increases and higher benefit-related costs.

In July 2011, People’s United Bank amended its defined benefit pension plan (the “Plan”) to “freeze”, effective December 31, 2011, the accrual of pension benefits for Plan participants. As such, Plan participants will not earn any additional benefits after that date. Instead, effective January 1, 2012, People’s United Bank began making a contribution on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Also in July 2011, other cost-saving initiatives were announced, including the elimination of selected positions primarily within corporate functions, non-core lending businesses and the former Bank of Smithtown. The annual cost savings expected to be realized as a result of these initiatives is approximately $20 million beginning in 2012.

In March 2010, comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the Acts is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the Company’s other postretirement benefits obligation, which totaled $12.1 million at December 31, 2011, and related net periodic benefit expense, which totaled $0.2 million for the three months ended March 31, 2012, is not expected to be material.

The decrease in professional and outside services compared to the fourth quarter of 2011 reflects a lower level of information technology costs. The increase in amortization expense of leased equipment relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2012 and each of the next five years is as follows: $26.4 million in 2012; $25.7 million in 2013; $24.3 million in 2014; $23.3 million in 2015; $13.0 million in 2016; and $12.6 million in 2017.

Income Taxes

People’s United Financial’s effective income tax rate was 33.0% for the first quarter of 2012, which approximates the expected income tax rate for the remainder of 2012, compared to 32.7% for the full-year of 2011. The slight increase in the effective rate in 2012 primarily reflects the higher effective state tax rate resulting from the Company’s further expansion into states with higher corporate income tax rates.

The difference between People’s United Financial’s effective income tax rate for the three months ended March 31, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax exempt interest earned on certain investments; (iii) tax exempt income from bank-owned life insurance; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2012 were $27.8 billion, a $240 million increase from December 31, 2011, reflecting increases of $328 million in short-term investments and $89 million in total loans, partially offset by decreases of $82 million in other assets, $45 million in loans held for sale and $36 million in total securities.

At March 31, 2012, liabilities totaled $22.6 billion, a $284 million increase from December 31, 2011, reflecting a $452 million increase in total deposits, partially offset by decreases of $122 million in other liabilities and $46 million in total borrowings.

The increase in total loans from December 31, 2011 to March 31, 2012 reflects increases of $127 million in residential mortgage loans and $91 million in commercial and industrial loans, partially offset by decreases of $109 million in commercial real estate loans and $37 million in consumer loans. Originated loans increased $314 million from December 31, 2011 (commercial banking loans increased $187 million and retail loans increased $127 million) and acquired loans decreased $225 million.

Non-performing assets (excluding acquired non-performing loans) totaled $316.4 million at March 31, 2012, a $20.3 million decrease from year-end 2011, primarily reflecting decreases in non-performing commercial banking loans of $8.9 million, repossessed assets of $7.0 million and real estate owned (“REO”) of $4.9 million. The allowance for loan losses was $183.2 million at March 31, 2012 compared to $182.9 million at December 31, 2011. At March 31, 2012, the originated allowance for loan losses as a percent of originated loans was 1.03% and as a percent of originated non-performing loans was 61.5%, compared to 1.04% and 59.7%, respectively, at December 31, 2011.

People’s United Financial’s total stockholders’ equity was $5.2 billion at March 31, 2012, a $44 million decrease from December 31, 2011. This decrease primarily reflects dividends paid of $54.9 million and open market repurchases of 4.5 million shares of common stock at a total cost of $56.4 million, partially offset by net income of $58.6 million. As a percentage of total assets, stockholders’ equity was 18.6% at March 31, 2012 compared to 19.0% at December 31, 2011. Tangible stockholders’ equity as a percentage of tangible assets was 11.7% at March 31, 2012 compared to 12.0% at December 31, 2011.

People’s United Financial’s (consolidated) tier 1 and total risk-based capital ratios were 14.5% and 16.0%, respectively, at March 31, 2012, compared to 14.8% and 16.2%, respectively, at December 31, 2011. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.0%, 13.1% and 14.1%, respectively, at March 31, 2012, compared to 11.1%, 13.1% and 14.0%, respectively, at December 31, 2011 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. The following tables summarize People’s United Financial’s loan portfolios.

Commercial Real Estate

(in millions)	March 31, 2012	December 31, 2011
Property Type:
Office buildings	$2,143.8	$2,130.1
Retail	1,745.6	1,730.2
Residential (multi-family)	1,687.5	1,796.7
Industrial/manufacturing	502.2	499.8
Hospitality and entertainment	387.3	404.9
Mixed/Special use	222.5	237.9
Land	134.3	139.3
Self storage	120.0	129.2
Health care	59.0	40.0
Other properties	60.9	64.1

Total commercial real estate	$7,063.1	$7,172.2

Commercial and Industrial

(in millions)	March 31, 2012	December 31, 2011
Industry:
Finance, insurance and real estate	$1,339.5	$1,300.0
Service	1,065.0	1,087.6
Manufacturing	832.0	765.2
Wholesale distribution	539.0	522.6
Retail sales	529.3	527.4
Health services	432.4	448.1
Construction	200.8	209.3
Arts/entertainment/recreation	140.4	147.1
Transportation/utility	125.9	112.8
Public administration	89.0	86.0
Agriculture	23.3	24.4
Other	127.3	122.1

Total commercial and industrial	$5,443.9	$5,352.6

Equipment Financing

(in millions)	March 31, 2012	December 31, 2011
Industry:
Transportation/utility	$619.9	$614.7
Construction	417.6	412.2
Printing	317.0	331.7
General manufacturing	136.2	134.0
Waste	135.3	136.6
Retail sales	115.2	114.3
Packaging	101.8	92.1
Service	53.8	47.9
Health services	47.9	41.6
Wholesale distribution	47.6	49.3
Food services	32.7	32.3
Other	22.1	22.7

Total equipment financing	$2,047.1	$2,029.4

Residential Mortgage

(in millions)	March 31, 2012	December 31, 2011
Adjustable-rate	$3,098.8	$2,947.7
Fixed-rate	656.3	680.7

Total residential mortgage	$3,755.1	$3,628.4

Consumer

(in millions)	March 31, 2012	December 31, 2011
Home equity lines of credit	$1,848.9	$1,862.3
Home equity loans	190.7	195.4
Indirect auto	99.4	117.0
Other	41.3	42.7

Total consumer	$2,180.3	$2,217.4

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the three months ended March 31, 2012, we performed 18 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At March 31, 2012, the loan portfolio included $620 million of interest-only residential mortgage loans, of which $22 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2012, non-performing residential mortgage loans totaling $4.8 million had current loan-to-value ratios of more than 100%.

The Company continues to review its foreclosure policies and procedures and has found no systemic concerns or instances of “robo-signing” (signing foreclosure affidavits without an appropriate review) with respect to its loan servicing activities. We believe that our established procedures for reviewing foreclosure affidavits and validating information contained in related loan documentation are sound and consistently applied, and that our foreclosure affidavits are accurate. As a result, People’s United Bank has not found it necessary to interrupt or suspend foreclosure proceedings. We have also considered the effect of representations and warranties that we made to third-party investors in connection with whole loan sales, and believe our representations and warranties were true and correct and do not expose People’s United Bank to any material loss.

During the first three months of 2012, the Company repurchased from a GSE one residential mortgage loan that we had previously sold to the GSE. The balance of the loan at the time of repurchase was $0.1 million and related fees and expenses incurred totaled less than $25,000. During that same time period, the Company issued one investor refund under a contractual obligation as a result of an early payoff on one loan which totaled less than $25,000. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company established a reserve for such repurchase requests which totaled $0.3 million as of March 31, 2012.

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

The following table sets forth, as of March 31, 2012, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2012	$94.4
2013	269.4
2014	347.2
2015	377.9
2016	383.1
2017	506.6
Later years	1,685.0

Total	$3,663.6

Essentially all of our HELOCs (98%) are presently in their draw period. Our default and delinquency statistics indicate a higher level of occurrence for converted amortizing payment loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at March 31, 2012 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,806.2	$26.6	1.47%
Amortizing payment	42.7	1.5	3.61

For the three months ended March 31, 2012, approximately 34% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of our home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum loan-to-value ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower loan-to-value ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire HEL portfolio with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2012, full and complete first lien position data was not readily available for approximately 85% of the HEL portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2012, the portion of the HEL portfolio greater than 90 days past due with a CLTV greater than 80% was $8.3 million.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2012, there were 68 loans totaling $5.1 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 22 of the loans (totaling $0.9 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 22 loans was $0.4 million as of March 31, 2012. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 55% as of March 31, 2012.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower loan-to-value ratios; and (iii) higher credit scores. Notwithstanding the maximum loan-to-value ratios and minimum FICO scores discussed previously, actual loan-to-value ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2012, approximately 73% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

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

Construction loans are funded, at the request of the borrower, not more than once per month, based on the extent of work completed, and are monitored, throughout the life of the project, by an independent professional construction engineer and the Company’s commercial real estate lending department. Interest is advanced to the borrower upon request, based upon the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

People’s United Financial’s construction loan portfolio totaled $651 million (approximately 3% of total loans) at March 31, 2012. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $924 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2012, construction loans totaling $204 million had remaining available interest reserves totaling $14 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $17 million of restructured construction loans as of March 31, 2012.

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

In addition to the portfolio-specific quantitative measures described above, the Company considers a variety of qualitative factors in establishing its allowance for loan losses that, generally, are based on management’s assessment of economic, market and industry conditions. Such qualitative factors include, but are not limited to: (i) present and forecasted economic conditions, including unemployment rates, new jobs creation and consumer confidence levels; (ii) changes in industry trends, including the impact of new regulations, the origination market, the U.S. homeownership rate and potential homebuyer levels; and (iii) trends in property values, including housing market indicators, foreclosure activity, housing inventory and distressed sale levels, and median sales prices/average market time.

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the three months ended March 31, 2012.

Individually Impaired Loans. The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans in excess of $750,000 that have been placed on non-accrual status and (ii) originated loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair value of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2012. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At March 31, 2012, the allowance for loan losses on acquired loans was $7.7 million.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2012	2011	2011
Allowance for loan losses on originated loans:
Balance at beginning of period	$175.5	$177.0	$172.5
Charge-offs	(12.9)	(15.7)	(10.4)
Recoveries	1.7	0.9	0.8

Net loan charge-offs	(11.2)	(14.8)	(9.6)
Provision for loan losses	11.2	13.3	14.6

Balance at end of period	$175.5	$175.5	$177.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$7.4	$—	$—
Provision for loan losses	0.3	7.4	—

Balance at end of period	$7.7	$7.4	$—

Originated allowance for loan losses as a percentage of:
Originated loans	1.03%	1.04%	1.15%
Originated non-performing loans	61.5	59.7	68.0
Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	1.34	1.39	1.55
Retail allowance for loan losses as a percentage of originated retail loans	0.34	0.29	0.25

The provision for loan losses on originated loans in the first quarter of 2012 totaled $11.2 million, reflecting $11.2 million in net loan charge-offs (including $4.8 million against previously-established specific reserves) and a $4.8 million increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans in the first quarter of 2012 reflects loan impairment attributable to certain acquired loans. The provision for loan losses on originated loans totaled $14.6 million in the first quarter of 2011, reflecting $9.6 million in net loan charge-offs and a $5.0 million increase in the originated allowance for loan losses due to loan growth. The originated allowance for loan losses as a percentage of originated loans was 1.03% and 1.04% at March 31, 2012 and December 31, 2011, respectively. Management believes that the level of the allowance for loan losses at March 31, 2012 is appropriate to cover probable losses.

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

Net Loan Charge-Offs

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(in millions)	2012	2011	2011
Commercial Banking:
Commercial real estate	$5.0	$3.9	$3.3
Commercial and industrial	1.6	3.4	2.3
Equipment financing	0.6	4.5	1.2

Total	7.2	11.8	6.8

Retail:
Residential mortgage	2.0	1.6	1.6
Home equity	1.7	0.7	0.8
Other consumer	0.3	0.7	0.4

Total	4.0	3.0	2.8

Total	$11.2	$14.8	$9.6

Net Loan Charge-Offs as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2012	2011	2011
Commercial Banking:
Commercial real estate	0.28%	0.22%	0.19%
Commercial and industrial	0.12	0.25	0.27
Equipment financing	0.12	0.92	0.23
Retail:
Residential mortgage	0.22	0.18	0.23
Home equity	0.33	0.15	0.16
Other consumer	0.70	1.44	0.83
Total portfolio	0.22%	0.29%	0.22%

The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2012 or December 31, 2011.

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

Non-Performing Assets

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2012	2011	2011	2011	2011
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$97.3	$106.7	$91.0	$90.2	$71.7
Commercial and industrial	63.0	59.2	49.2	54.1	48.9
Equipment financing	39.6	42.9	37.9	36.0	38.6

Total	199.9	208.8	178.1	180.3	159.2

Retail:
Residential mortgage	70.0	68.9	65.5	65.8	70.4
Home equity	15.3	15.8	14.2	12.3	10.5
Other consumer	0.2	0.3	0.5	0.4	0.4

Total	85.5	85.0	80.2	78.5	81.3

Total originated non-performing loans (1)	285.4	293.8	258.3	258.8	240.5
REO	21.9	26.8	27.7	33.5	38.1
Repossessed assets	9.1	16.1	19.2	23.1	13.5

Total non-performing assets	$316.4	$336.7	$305.2	$315.4	$292.1

Originated non-performing loans as a percentage of originated loans	1.67%	1.75%	1.60%	1.69%	1.62%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.85	2.00	1.88	2.05	1.96
Tangible stockholders’ equity and originated allowance for loan losses	9.93	10.44	9.20	9.21	8.63

(1)	Reported net of government guarantees totaling $15.6 million at March 31, 2012, $12.1 million at Dec. 31, 2011, $11.3 million at Sept. 30, 2011, $10.7 million at June 30, 2011 and $10.0 million at March 31, 2011. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $234 million and $13 million, respectively, at March 31, 2012 and $235 million and $14 million, respectively, at December 31, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded because the risk of credit loss was considered in the Company’s estimate of acquisition-date fair value and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $20.3 million from December 31, 2011 and equaled 1.85% of originated loans, REO and repossessed assets at March 31, 2012. The decrease in total non-performing assets from December 31, 2011 reflects decreases in non-performing commercial real estate loans of $9.4 million, repossessed assets of $7.0 million, REO of $4.9 million and non-performing equipment financing loans of $3.3 million, partially offset by increases in non-performing commercial and industrial loans of $3.8 million and non-performing residential mortgage loans of $1.1 million.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $600 million in originated potential problem loans at March 31, 2012. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2012, originated potential problem loans consisted of $280 million of commercial and industrial loans, $197 million of commercial real estate loans and $123 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2012, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale. People’s United Bank’s liquid assets included $1.1 billion in cash and cash equivalents, $2.7 billion in debt securities available for sale and $23 million in trading account securities. Securities available for sale with a fair value of $1.34 billion at March 31, 2012 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $21.3 billion at March 31, 2012 and represented 78% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $811 million and $160 million, respectively, at March 31, 2012, representing 3.0% and 0.6%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At March 31, 2012, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $3.8 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.8 billion at that date.

At March 31, 2012, People’s United Bank had outstanding commitments to originate loans totaling $0.8 billion and approved, but unused, lines of credit extended to customers totaling $4.5 billion (including $2.0 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.18 billion at March 31, 2012, a $44 million decrease from December 31, 2011. This decrease primarily reflects dividends paid of $54.9 million and open market repurchases of 4.5 million shares of common stock at a total cost of $56.4 million, partially offset by net income of $58.6 million.

Stockholders’ equity equaled 18.6% of total assets at March 31, 2012 and 19.0% at December 31, 2011. Tangible stockholders’ equity equaled 11.7% of tangible assets at March 31, 2012 compared to 12.0% at December 31, 2011.

In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of common stock. Under the repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the three months ended March 31, 2012, 4.5 million shares of People’s United Financial common stock were repurchased under this program at a total cost of $56.4 million. Through April 30, 2012, and additional 0.7 million shares were repurchased at a total cost of $8.8 million.

In April 2012, the Board of Directors of People’s United Financial voted to increase the common stock dividend to an annual rate of $0.64 per share. The quarterly dividend of $0.16 per share is payable May 15, 2012 to shareholders of record on May 1, 2012.

In March 2012, People’s United Bank paid a cash dividend of $40 million to People’s United Financial.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 11.1% at March 31, 2012, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC.

People’s United Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2012 with ratios of 11.0% and 14.1%, respectively, compared to 11.1% and 14.0%, respectively, at December 31, 2011. People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at March 31, 2012.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2012 to the OCC’s minimum requirements. At March 31, 2012, People’s United Bank’s adjusted total assets, as defined, were $25.7 billion and its total risk-weighted assets, as defined, were $21.6 billion. At March 31, 2012, People’s United Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
As of March 31, 2012 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,839.2	(1)	11.0%	n/a	n/a	$386.0	1.5%
Leverage (core) capital	2,839.2	(1)	11.0	$1,286.8	5.0%	1,029.4	4.0
Total risk-based capital	3,042.9	(2)	14.1	2,161.3	10.0	1,729.0	8.0

(1)	Represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	March 31, 2012	December 31, 2011
Tangible equity to tangible assets	11.7%	12.0%
Leverage (Tier 1 capital to adjusted total assets)	12.2	12.5
Tier 1 common equity to total risk-weighted assets (1)	13.9	14.3
Tier 1 risk-based capital to total risk-weighted assets	14.5	14.8
Total risk-based capital to total risk-weighted assets	16.0	16.2

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangibles.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements, which are referred to as Basel III. When implemented by the U.S. banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. People’s United Bank’s capital ratios at March 31, 2012 were in excess of these new capital requirements.

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

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning March 31, 2012. Given the interest rate environment at that date, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	21.0%
+200	13.8
+100	6.3
-25	(1.3)

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

The following table shows the estimated percentage change in People’s United Financial’s Economic Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at March 31, 2012, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Economic Value of Equity at Risk
+300	(0.2)%
+200	(0.4)
+100	(0.5)
-25	0.5

People’s United Financial’s interest rate risk position at March 31, 2012, as set forth in the Income at Risk and Economic Value of Equity at Risk tables above, reflects an asset sensitive Income at Risk position and a neutral Economic Value of Equity at Risk position at that date. Management’s current posture is to invest a portion of the Company’s excess capital in liquid short-term investments. While this strategy places pressure on net interest income in a low interest rate environment, management views such risk as an acceptable alternative in light of the current low interest rate environment. Based on the Company’s current interest rate position, an immediate 100 basis points increase in interest rates translates to an approximate $55 million increase in net interest income on an annualized basis. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At March 31, 2012, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2012 was $1.6 million, for which People’s United Financial had posted $1.0 million of collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.6 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of March 31, 2012 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$7.6
Weighted average interest rates:
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	59	2
Fair value:
Recognized as a liability	$0.5	$—

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of March 31, 2012 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$905.1	$905.1
Weighted average interest rates:
Pay floating (receive fixed)	0.24% (2.69%)	—
Pay fixed (receive floating)	—	2.62% (0.25%)
Weighted average remaining term to maturity (in months)	87	87
Fair value:
Recognized as an asset	$52.6	$0.8
Recognized as a liability	0.3	48.7

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 88 through 91 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2012, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2012, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2012:
Tendered by employees (1)	54,523	$13.08	—	—
Publicly announced program (2)	—	$—	—	18,000,000
February 1 - 29, 2012:
Tendered by employees (1)	45,161	$12.50	—	—
Publicly announced program (2)	3,955,241	$12.54	3,955,241	14,044,759
March 1 - 31, 2012:
Tendered by employees (1)	7,610	$12.50	—	—
Publicly announced program (2)	544,759	$12.56	544,759	13,500,000

Total:
Tendered by employees (1)	107,294	$12.79	—	—
Publicly announced program (2)	4,500,000	$12.54	4,500,000	13,500,000

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

(2)	In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock, or 18.0 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

Through March 31, 2012, 4.5 million shares of People’s United Financial’s common stock had been repurchased under this program at a total cost of $56.4 million. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2012	By:	/s/ JOHN P. BARNES
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ KIRK W. WALTERS
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2012	By:	/s/ JEFFREY HOYT
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.