Form 10-Q
period 2012-06-30
People's United Financial, Inc.
filed 2012-08-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 351,259,950 shares of the registrant’s common stock outstanding.

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$415.1	$370.2
Short-term investments (note 3)	72.8	410.7

Total cash and cash equivalents	487.9	780.9

Securities (note 3):
Trading account securities, at fair value	12.0	71.8
Securities available for sale, at fair value	3,560.0	2,725.5
Securities held to maturity, at amortized cost (fair value of $61.3 million and $62.5 million)	56.4	56.4
Federal Home Loan Bank stock, at cost	73.7	77.7

Total securities	3,702.1	2,931.4

Loans held for sale	57.1	101.9

Loans (note 4):
Commercial	7,607.6	7,382.0
Commercial real estate	6,999.7	7,172.2
Residential mortgage	3,831.9	3,628.4
Consumer	2,166.7	2,217.4

Total loans	20,605.9	20,400.0
Less allowance for loan losses	(180.3)	(182.9)

Total loans, net	20,425.6	20,217.1

Goodwill (notes 2 and 7)	1,953.9	1,951.4
Other acquisition-related intangibles (note 7)	212.5	222.8
Premises and equipment	337.4	339.6
Bank-owned life insurance	334.6	332.7
Other assets (notes 4 and 12)	643.0	690.1

Total assets	$28,154.1	$27,567.9

Liabilities
Deposits:
Non-interest-bearing	$4,799.2	$4,506.2
Savings, interest-bearing checking and money market	11,617.9	10,970.4
Time	5,040.7	5,339.2

Total deposits	21,457.8	20,815.8

Borrowings:
Retail repurchase agreements	452.7	497.2
Federal Home Loan Bank advances	330.3	332.4
Federal funds purchased and other borrowings	176.6	27.1

Total borrowings	959.6	856.7

Subordinated notes and debentures	160.1	159.6
Other liabilities (note 12)	430.0	510.8

Total liabilities	23,007.5	22,342.9

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 395.9 million shares and 395.4 million shares issued)	3.9	3.9
Additional paid-in capital	5,258.5	5,247.0
Retained earnings	754.4	744.1
Treasury stock, at cost (47.0 million shares and 38.0 million shares) (note 5)	(602.9)	(493.5)
Accumulated other comprehensive loss (note 5)	(90.2)	(95.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.5 million shares and 8.7 million shares) (note 8)	(177.1)	(180.7)

Total stockholders’ equity	5,146.6	5,225.0

Total liabilities and stockholders’ equity	$28,154.1	$27,567.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Interest and dividend income:
Commercial real estate	$96.4	$92.5	$188.1	$194.1
Commercial	91.5	85.9	186.2	164.5
Residential mortgage	35.8	29.7	72.0	59.0
Consumer	20.0	20.6	40.7	41.5

Total interest on loans	243.7	228.7	487.0	459.1
Securities	18.3	23.4	36.3	44.4
Loans held for sale	0.4	0.3	0.9	1.0
Short-term investments	0.4	0.4	0.7	1.1

Total interest and dividend income	262.8	252.8	524.9	505.6

Interest expense:
Deposits	23.6	26.4	46.7	53.0
Borrowings	1.6	2.4	3.3	4.9
Subordinated notes and debentures	1.6	2.8	3.8	6.2

Total interest expense	26.8	31.6	53.8	64.1

Net interest income	236.0	221.2	471.1	441.5
Provision for loan losses (note 4)	10.6	14.0	22.1	28.6

Net interest income after provision for loan losses	225.4	207.2	449.0	412.9

Non-interest income:
Bank service charges	32.5	32.9	62.8	63.9
Investment management fees	8.7	8.3	17.3	16.5
Insurance revenue	7.2	6.6	15.6	14.5
Brokerage commissions	3.4	3.3	6.5	6.5
Net gains on sales of residential mortgage loans	2.8	1.1	6.4	4.2
Net gains on sales of acquired loans	0.7	7.2	0.7	12.7
Net security gains	—	0.1	—	0.2
Other non-interest income	20.4	17.1	38.8	32.7

Total non-interest income	75.7	76.6	148.1	151.2

Non-interest expense:
Compensation and benefits	104.5	102.5	214.8	207.9
Occupancy and equipment	34.1	30.9	67.5	64.0
Professional and outside service fees	17.5	17.4	32.8	33.3
Merger-related expenses	—	6.4	—	9.5
Other non-interest expense (note 7)	49.6	49.8	99.2	95.1

Total non-interest expense	205.7	207.0	414.3	409.8

Income before income tax expense	95.4	76.8	182.8	154.3
Income tax expense	30.6	25.6	59.4	51.4

Net income	$64.8	$51.2	$123.4	$102.9

Earnings per common share (note 6):
Basic	$0.19	$0.15	$0.36	$0.30
Diluted	0.19	0.15	0.36	0.30

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net income	$64.8	$51.2	$123.4	$102.9

Other comprehensive income, net of tax:
Net actuarial loss, prior service cost and transition obligation related to pension and other postretirement benefit plans	0.5	1.7	2.2	3.7
Net unrealized gains and losses on securities available for sale	3.2	26.5	4.7	25.6
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.8)	—	(1.3)	(0.5)

Total other comprehensive income, net of tax	2.9	28.2	5.6	28.8

Total comprehensive income	$67.7	$79.4	$129.0	$131.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

For the six months ended June 30, 2012 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2011	$3.9	$5,247.0	$744.1	$(493.5)	$(95.8)	$(180.7)	$5,225.0
Net income	—	—	123.4	—	—	—	123.4
Other comprehensive income, net of tax	—	—	—	—	5.6	—	5.6
Cash dividends on common stock ($0.3175 per share)	—	—	(110.0)	—	—	—	(110.0)
Restricted stock awards	—	7.5	(0.2)	0.7	—	—	8.0
ESOP common stock committed to be released (note 8)	—	—	(1.5)	—	—	3.6	2.1
Common stock repurchased (note 5)	—	—	—	(110.1)	—	—	(110.1)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.4)	—	—	—	(1.4)
Stock options and related tax benefits	—	4.0	—	—	—	—	4.0

Balance at June 30, 2012	$3.9	$5,258.5	$754.4	$(602.9)	$(90.2)	$(177.1)	$5,146.6

For the six months ended June 30, 2011 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$3.7	$4,978.8	$772.6	$(248.9)	$(99.0)	$(187.9)	$5,219.3
Net income	—	—	102.9	—	—	—	102.9
Other comprehensive income, net of tax	—	—	—	—	28.8	—	28.8
Cash dividends on common stock ($0.3125 per share)	—	—	(108.7)	—	—	—	(108.7)
Restricted stock awards	—	6.5	(1.0)	2.0	—	—	7.5
ESOP common stock committed to be released (note 8)	—	—	(1.3)	—	—	3.6	2.3
Common stock repurchased (note 5)	—	—	—	(60.7)	—	—	(60.7)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.3)	—	—	—	(1.3)
Stock options and related tax benefits	—	3.8	—	—	—	—	3.8

Balance at June 30, 2011	$3.7	$4,989.1	$763.2	$(307.6)	$(70.2)	$(184.3)	$5,193.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended June 30,
(in millions)	2012	2011
Cash Flows from Operating Activities:
Net income	$123.4	$102.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22.1	28.6
Depreciation and amortization of premises and equipment	18.9	18.5
Amortization of leased equipment	12.0	10.2
Amortization of other acquisition-related intangibles	13.4	11.9
Net security gains	—	(0.2)
Net gains on sales of residential mortgage loans	(6.4)	(4.2)
Net gains on sales of acquired loans	(0.7)	(12.7)
ESOP common stock committed to be released	2.1	2.3
Expense related to share-based awards	11.7	12.9
Originations of loans held-for-sale	(406.7)	(224.9)
Proceeds from sales of loans held-for-sale	457.9	293.5
Net decrease (increase) in trading account securities	59.8	(1.4)
Net changes in other assets and liabilities	(35.9)	(228.4)

Net cash provided by operating activities	271.6	9.0

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	520.0
Proceeds from principal repayments and maturities of securities available for sale	416.2	663.9
Proceeds from sales of securities available for sale	—	3.9
Proceeds from principal repayments of securities held to maturity	—	0.1
Proceeds from redemption of FHLB stock	4.0	4.1
Purchases of securities available for sale	(1,234.5)	(821.7)
Purchases of securities held to maturity	—	(1.0)
Proceeds from sales of loans	9.9	103.1
Loan disbursements, net of principal collections	(269.9)	(523.6)
Purchases of premises and equipment	(6.8)	(17.0)
Purchases of leased equipment	(36.9)	(9.1)
Proceeds from sales of real estate owned	14.6	9.8
Return of premiums on bank-owned life insurance, net	1.0	0.9
Net cash received in branch transactions	324.8	—
Cash consideration in acquisition	—	(214.5)

Net cash used in investing activities	(777.6)	(281.1)

Cash Flows from Financing Activities:
Net increase in deposits	329.1	345.2
Net increase in borrowings with terms of three months or less	105.5	350.3
Repayments of borrowings with terms of more than three months	(0.3)	(27.4)
Repayments of subordinated notes and debentures	—	(24.0)
Cash dividends paid on common stock	(110.0)	(108.7)
Common stock repurchases	(111.5)	(62.0)
Proceeds from stock options exercised, including excess income tax benefits	0.2	0.8

Net cash provided by financing activities	213.0	474.2

Net (decrease) increase in cash and cash equivalents	(293.0)	202.1
Cash and cash equivalents at beginning of period	780.9	954.5

Cash and cash equivalents at end of period	$487.9	$1,156.6

Supplemental Information:
Interest payments	$58.6	$67.8
Income tax payments	52.8	45.0
Real estate properties acquired by foreclosure	10.7	9.2
Assets acquired and liabilities assumed in acquisition of branches (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	12.0	—
Liabilities	324.6	—

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the Quarterly Report for the period ended March 31, 2012 and this Quarterly Report for the period ended June 30, 2012, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

NOTE 2. ACQUISITIONS

Acquisition of Branches Completed in 2012

On June 22, 2012, People’s United Bank acquired 57 branches from RBS Citizens, N.A. and assumed approximately $324 million in deposits associated with these branches. Fifty-three of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 30 on Long Island, eight in Westchester County and six in the boroughs of New York City. People’s United Bank paid a 1% premium on the assumed deposits (approximately $3.24 million).

The assets acquired, which included cash, premises and equipment, and other assets totaling $15.8 million, and liabilities assumed, which included deposits and other liabilities totaling $324.6 million, were recorded by People’s United Financial at their estimated fair values as of the acquisition date based on management’s best estimate using the information available at that time. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible ($3.0 million) will be amortized over a six-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

In the second quarter of 2012, People’s United Bank sold one of its branches located in Massachusetts. Included in the sale was approximately $11.6 million in deposits and other assets of $0.7 million.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The following table presents selected pro forma financial information of the Company reflecting the acquisition of Danvers assuming the acquisition was completed as of the beginning of the periods presented:

(in millions, except per share data)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Selected Financial Results:
Net interest income	$243.6	$486.9
Provision for loan losses	14.0	28.6
Non-interest income	79.7	157.6
Non-interest expense	223.8	447.9
Net income	56.8	111.8
Basic and diluted earnings per share	0.16	0.31

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

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At June 30, 2012 and December 31, 2011, tax deductible goodwill totaled $15.7 million and $16.7 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of June 30, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.4	$0.6	$—	$31.0
GSE (1) residential mortgage-backed securities and CMOs (2)	3,100.1	66.8	(2.9)	3,164.0
State and municipal	293.9	10.2	(1.0)	303.1
Corporate	57.6	1.5	—	59.1
Other	2.6	—	—	2.6

Total debt securities	3,484.6	79.1	(3.9)	3,559.8
Equity securities	0.2	—	—	0.2

Total securities available for sale	$3,484.8	$79.1	$(3.9)	$3,560.0

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.9	$—	$59.9
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$4.9	$—	$61.3

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$80.5	$0.5	$—	$81.0
GSE residential mortgage-backed securities and CMOs	2,388.9	60.4	(1.5)	2,447.8
State and municipal	127.8	9.9	—	137.7
Corporate	57.4	0.3	(1.2)	56.5
Other	2.6	—	(0.3)	2.3

Total debt securities	2,657.2	71.1	(3.0)	2,725.3
Equity securities	0.2	—	—	0.2

Total securities available for sale	$2,657.4	$71.1	$(3.0)	$2,725.5

Securities held to maturity:
Debt securities:
Corporate	$55.0	$6.1	$—	$61.1
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$6.1	$—	$62.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of June 30, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency	$4.3	$—	$—	$—	$4.3	$—
GSE residential mortgage-backed securities and CMOs	1,173.5	(2.9)	—	—	1,173.5	(2.9)
State and municipal	107.6	(1.0)	0.1	—	107.7	(1.0)

Total	$1,285.4	$(3.9)	$0.1	$—	$1,285.5	$(3.9)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$324.0	$(1.5)	$—	$—	$324.0	$(1.5)
Corporate	42.3	(1.2)	—	—	42.3	(1.2)
Other	2.3	(0.3)	—	—	2.3	(0.3)
State and municipal	0.7	—	—	—	0.7	—

Total	$369.3	$(3.0)	$—	$—	$369.3	$(3.0)

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

Management believes that all gross unrealized losses within the securities portfolio at June 30, 2012 and December 31, 2011 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or six months ended June 30, 2012 and 2011.

People’s United Financial records security transactions on the trade date and uses the specific identification method to determine the cost of securities sold.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities at June 30, 2012, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$20.1	$20.1	$—	$—
After 1 but within 5 years	5.0	5.1	—	—
After 5 but within 10 years	5.3	5.8	—	—

Total	30.4	31.0	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	891.6	891.1	—	—
After 10 years	2,208.5	2,272.9	—	—

Total	3,100.1	3,164.0	—	—

State and municipal:
Within 1 year	1.5	1.6	—	—
After 1 but within 5 years	14.9	15.6	—	—
After 5 but within 10 years	65.7	68.6	—	—
After 10 years	211.8	217.3	—	—

Total	293.9	303.1	—	—

Corporate:
Within 1 year	—	—	0.3	0.3
After 1 but within 5 years	57.6	59.1	1.1	1.1
After 5 but within 10 years	—	—	55.0	59.9

Total	57.6	59.1	56.4	61.3

Other:
After 10 years	2.6	2.6	—	—

Total	2.6	2.6	—	—

Total:
Within 1 year	21.6	21.7	0.3	0.3
After 1 but within 5 years	77.5	79.8	1.1	1.1
After 5 but within 10 years	962.6	965.5	55.0	59.9
After 10 years	2,422.9	2,492.8	—	—

Total	$3,484.6	$3,559.8	$56.4	$61.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $59.9 million and $63.9 million at June 30, 2012 and December 31, 2011, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at June 30, 2012 and the cost of the investment approximates fair value.

As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at both June 30, 2012 and December 31, 2011), which also pays a dividend.

The balance of short-term investments at June 30, 2012 and December 31, 2011 principally consisted of $48.6 million and $378.6 million, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both June 30, 2012 and December 31, 2011.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the six months ended June 30, 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	June 30, 2012			December 31, 2011
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$5,557.7	$1,442.0	$6,999.7	$5,485.5	$1,686.7	$7,172.2

Commercial and industrial	4,648.3	838.2	5,486.5	4,351.9	1,000.7	5,352.6
Equipment financing	1,910.9	210.2	2,121.1	1,718.9	310.5	2,029.4

Total commercial	6,559.2	1,048.4	7,607.6	6,070.8	1,311.2	7,382.0

Total Commercial Banking	12,116.9	2,490.4	14,607.3	11,556.3	2,997.9	14,554.2

Retail:
Residential mortgage:
Adjustable-rate	2,979.0	229.8	3,208.8	2,704.1	243.6	2,947.7
Fixed-rate	433.8	189.3	623.1	448.2	232.5	680.7

Total residential mortgage	3,412.8	419.1	3,831.9	3,152.3	476.1	3,628.4

Consumer:
Home equity	1,935.1	103.8	2,038.9	1,934.6	123.1	2,057.7
Other consumer	124.5	3.3	127.8	155.5	4.2	159.7

Total consumer	2,059.6	107.1	2,166.7	2,090.1	127.3	2,217.4

Total Retail	5,472.4	526.2	5,998.6	5,242.4	603.4	5,845.8

Total loans	$17,589.3	$3,016.6	$20,605.9	$16,798.7	$3,601.3	$20,400.0

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $40.8 million and $37.2 million at June 30, 2012 and December 31, 2011, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

For the three months ended June 30, 2012 (in millions)	Commercial Banking			Retail (Originated)	Total
	Originated	Acquired	Total
Balance at beginning of period	$157.5	$7.7	$165.2	$18.0	$183.2

Charge-offs	(8.5)	(2.7)	(11.2)	(3.8)	(15.0)
Recoveries	0.8	—	0.8	0.7	1.5

Net loan charge-offs	(7.7)	(2.7)	(10.4)	(3.1)	(13.5)
Provision for loan losses	5.7	(0.2)	5.5	5.1	10.6

Balance at end of period	$155.5	$4.8	$160.3	$20.0	$180.3

For the six months ended June 30, 2012 (in millions)	Commercial Banking			Retail (Originated)	Total
	Originated	Acquired	Total
Balance at beginning of period	$160.4	$7.4	$167.8	$15.1	$182.9

Charge-offs	(16.6)	(2.7)	(19.3)	(8.6)	(27.9)
Recoveries	1.7	—	1.7	1.5	3.2

Net loan charge-offs	(14.9)	(2.7)	(17.6)	(7.1)	(24.7)
Provision for loan losses	10.0	0.1	10.1	12.0	22.1

Balance at end of period	$155.5	$4.8	$160.3	$20.0	$180.3

For the three months ended June 30, 2011 (in millions)	Commercial Banking			Retail (Originated)	Total
	Originated	Acquired	Total
Balance at beginning of period	$165.7	$—	$165.7	$11.8	$177.5

Charge-offs	(13.6)	—	(13.6)	(3.8)	(17.4)
Recoveries	0.3	—	0.3	1.6	1.9

Net loan charge-offs	(13.3)	—	(13.3)	(2.2)	(15.5)
Provision for loan losses	11.5	—	11.5	2.5	14.0

Balance at end of period	$163.9	$—	$163.9	$12.1	$176.0

For the six months ended June 30, 2011 (in millions)	Commercial Banking			Retail (Originated)	Total
	Originated	Acquired	Total
Balance at beginning of period	$161.5	$—	$161.5	$11.0	$172.5

Charge-offs	(20.7)	—	(20.7)	(7.1)	(27.8)
Recoveries	0.6	—	0.6	2.1	2.7

Net loan charge-offs	(20.1)	—	(20.1)	(5.0)	(25.1)
Provision for loan losses	22.5	—	22.5	6.1	28.6

Balance at end of period	$163.9	$—	$163.9	$12.1	$176.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of June 30, 2012 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$209.5	$17.8	$11,907.4	$137.7	$2,490.4	$4.8	$14,607.3	$160.3
Retail	20.6	—	5,451.8	20.0	526.2	—	5,998.6	20.0

Total	$230.1	$17.8	$17,359.2	$157.7	$3,016.6	$4.8	$20,605.9	$180.3

As of December 31, 2011 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$246.2	$23.0	$11,310.1	$137.4	$2,997.9	$7.4	$14,554.2	$167.8
Retail	15.6	—	5,226.8	15.1	603.4	—	5,845.8	15.1

Total	$261.8	$23.0	$16,536.9	$152.5	$3,601.3	$7.4	$20,400.0	$182.9

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	June 30, 2012	December 31, 2011
Commercial Banking:
Commercial real estate	$90.5	$106.7
Commercial and industrial	62.2	59.2
Equipment financing	37.3	42.9

Total (1)	190.0	208.8

Retail:
Residential mortgage	63.7	68.9
Home equity	13.7	15.8
Other consumer	0.2	0.3

Total	77.6	85.0

Total	$267.6	$293.8

(1)	Reported net of government guarantees totaling $14.8 million and $12.1 million at June 30, 2012 and December 31, 2011, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement totaling $225 million and $11 million, respectively, at

June 30, 2012 and $235 million and $14 million, respectively, at December 31, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded because the risk of credit loss was considered in the Company’s estimate of acquisition-date fair value and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at June 30, 2012 or December 31, 2011.

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

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $125.3 million and

$112.9 million at June 30, 2012 and December 31, 2011, respectively. The related allowance for loan losses at June 30, 2012 and December 31, 2011 were $5.2 million and $7.5 million, respectively. Interest income recognized on TDRs totaled $1.1 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $3.0 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the six months ended June 30, 2012.

Originated loans that were modified and classified as TDRs during the three and six months ended June 30, 2012 and 2011 principally involve payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and six months ended June 30, 2012 and 2011. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

For the three months ended June 30, 2012 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	12	$8.8	$8.8
Commercial and industrial (2)	6	2.1	2.1
Equipment financing (3)	4	4.2	4.2

Total	22	15.1	15.1

Retail:
Residential mortgage (4)	13	4.7	4.7
Home equity (5)	8	0.5	0.5
Other consumer	—	—	—

Total	21	5.2	5.2

Total	43	$20.3	$20.3

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.6 million); payment deferral (2 contracts; recorded investment of $3.1 million); or a combination of concessions (6 contracts; recorded investment of $3.1 million).
(2)	Represents the following concessions: extension of term (2 contracts; recorded investment of $0.3 million); payment deferral (1 contract; recorded investment of $0.4 million); or a combination of concessions (3 contracts; recorded investment of $1.4 million).
(3)	Represents the following concessions: payment deferral (1 contract; recorded investment of $1.8 million); or a combination of concessions (3 contracts; recorded investment of $2.4 million).
(4)	Represents the following concessions: temporary rate reduction (2 contracts; recorded investment of $2.8 million); or a combination of concessions (11 contracts; recorded investment of $1.9 million).
(5)	Represents the following concessions: a combination of concessions (8 contracts; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For the six months ended June 30, 2012 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	19	$10.0	$10.0
Commercial and industrial (2)	27	27.6	27.6
Equipment financing (3)	21	9.4	9.4

Total	67	47.0	47.0

Retail:
Residential mortgage (4)	24	10.7	10.7
Home equity (5)	9	0.6	0.6
Other consumer	—	—	—

Total	33	11.3	11.3

Total	100	$58.3	$58.3

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.6 million); payment deferral (3 contracts; recorded investment of $3.2 million); or a combination of concessions (12 contracts; recorded investment of $4.2 million).
(2)	Represents the following concessions: extension of term (2 contracts; recorded investment of $0.3 million); payment deferral (8 contracts; recorded investment of $19.9 million); temporary rate reduction (1 contracts; recorded investment of $0.3 million); or a combination of concessions (16 contracts; recorded investment of $7.1 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.9 million); payment deferral (2 contracts; recorded investment of $2.0 million); or a combination of concessions (15 contracts; recorded investment of $4.5 million).
(4)	Represents the following concessions: payment deferral (5 contracts; recorded investment of $2.0 million); temporary rate reduction (5 contracts; recorded investment of $6.1 million); or a combination of concessions (14 contracts; recorded investment of $2.6 million).
(5)	Represents the following concessions: payment deferral (1 contract; recorded investment of $0.2 million); or a combination of concessions (8 contracts; recorded investment of $0.4 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For the three months ended June 30, 2011 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	3	$1.5	$1.5
Commercial and industrial (2)	2	1.1	1.1
Equipment financing (3)	11	21.3	21.3

Total	16	23.9	23.9

Retail:
Residential mortgage (4)	13	6.3	6.3
Home equity	—	—	—
Other consumer	—	—	—

Total	13	6.3	6.3

Total	29	$30.2	$30.2

(1)	Represents the following concessions: payment deferral (2 contracts; recorded investment of $0.5 million); or a combination of concessions (1 contract; recorded investment of $1.0 million).
(2)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.4 million); or a combination of concessions (1 contract; recorded investment of $0.7 million).
(3)	Represents the following concessions: payment deferral (4 contracts; recorded investment of $7.0 million); or a combination of concessions (7 contracts; recorded investment of $14.3 million).
(4)	Represents the following concessions: payment deferral (4 contracts; recorded investment of $3.4 million); temporary rate reduction (4 contracts; recorded investment of $0.9 million); or a combination of such concessions (5 contracts; recorded investment of $2.0 million).

For the six months ended June 30, 2011 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	3	$1.5	$1.5
Commercial and industrial (2)	4	1.8	1.8
Equipment financing (3)	16	29.4	29.4

Total	23	32.7	32.7

Retail:
Residential mortgage (4)	18	7.6	7.6
Home equity (5)	1	0.5	0.5
Other consumer	—	—	—

Total	19	8.1	8.1

Total	42	$40.8	$40.8

(1)	Represents the following concessions: payment deferral (2 contracts; recorded investment of $0.5 million); or a combination of concessions (1 contract; recorded investment of $1.0 million).
(2)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.4 million); payment deferral (1 contract; recorded investment of $0.3 million); or a combination of concessions (2 contracts; recorded investment of $1.1 million).
(3)	Represents the following concessions: extension of term (2 contracts; recorded investment of $4.1 million); payment deferral (4 contracts; recorded investment of $6.9 million); or a combination of concessions (10 contracts; recorded investment of $18.4 million).
(4)	Represents the following concessions: payment deferral (7 contracts; recorded investment of $3.7 million); temporary rate reduction (6 contracts; recorded investment of $1.9 million); or a combination of such concessions (5 contracts; recorded investment of $2.0 million).
(5)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2012 and 2011. For purposes of this disclosure, the previous 12 months is measured from July 1 of the prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or six months ended June 30, 2012 or 2011.

	Three Months Ended
	June 30, 2012		June 30, 2011
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	1	$0.1	—	$—
Commercial and industrial	2	0.6	1	0.4
Equipment financing	11	4.1	4	3.1

Total	14	4.8	5	3.5

Retail:
Residential mortgage	2	1.1	3	0.2
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total	2	1.1	3	0.2

Total	16	$5.9	8	$3.7

	Six Months Ended
	June 30, 2012		June 30, 2011
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	1	$0.1	1	$0.5
Commercial and industrial	7	0.7	1	0.4
Equipment financing	13	5.5	4	3.1

Total	21	6.3	6	4.0

Retail:
Residential mortgage	3	1.1	3	0.2
Home equity	—	—	—	—
Other consumer	—	—	—	—

Total	3	1.1	3	0.2

Total	24	$7.4	9	$4.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

(in millions)	As of June 30, 2012			As of December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$50.1	$45.6	$—	$84.3	$76.9	$—
Commercial and industrial	30.6	29.6	—	20.0	16.5	—
Equipment financing	22.7	19.5	—	31.1	24.3	—
Retail:
Residential mortgage	19.9	19.4	—	15.4	15.0	—
Home equity	1.2	1.2	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	$124.5	$115.3	$—	$151.4	$133.3	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$82.1	$52.9	$9.5	$71.0	$50.9	$10.4
Commercial and industrial	36.5	35.1	4.0	52.6	43.5	5.7
Equipment financing	34.1	26.8	4.3	39.6	34.1	6.9
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$152.7	$114.8	$17.8	$163.2	$128.5	$23.0

Total impaired loans:
Commercial Banking:
Commercial real estate	$132.2	$98.5	$9.5	$155.3	$127.8	$10.4
Commercial and industrial	67.1	64.7	4.0	72.6	60.0	5.7
Equipment financing	56.8	46.3	4.3	70.7	58.4	6.9

Total	256.1	209.5	17.8	298.6	246.2	23.0

Retail:
Residential mortgage	19.9	19.4	—	15.4	15.0	—
Home equity	1.2	1.2	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	21.1	20.6	—	16.0	15.6	—

Total	$277.2	$230.1	$17.8	$314.6	$261.8	$23.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended
	June 30, 2012		June 30, 2011
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$97.3	$0.4	$81.8	$0.7
Commercial and industrial	63.5	0.6	32.2	0.6
Equipment financing	44.7	0.4	59.1	0.4

Total	205.5	1.4	173.1	1.7

Retail:
Residential mortgage	17.0	0.2	10.6	0.1
Home equity	0.9	—	0.7	—
Other consumer	—	—	—	—

Total	17.9	0.2	11.3	0.1

Total	$223.4	$1.6	$184.4	$1.8

	Six Months Ended
	June 30, 2012		June 30, 2011
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$106.5	$0.8	$87.8	$1.6
Commercial and industrial	62.2	1.2	26.1	1.3
Equipment financing	49.5	1.2	57.0	0.6

Total	218.2	3.2	170.9	3.5

Retail:
Residential mortgage	16.1	0.3	9.6	0.2
Home equity	0.8	—	0.5	—
Other consumer	—	—	—	—

Total	16.9	0.3	10.1	0.2

Total	$235.1	$3.5	$181.0	$3.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of aging information for originated loans:

		Past Due
As of June 30, 2012 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,468.7	$13.0	$76.0	$89.0	$5,557.7
Commercial and industrial	4,560.9	25.7	61.7	87.4	4,648.3
Equipment financing	1,848.5	52.1	10.3	62.4	1,910.9

Total	11,878.1	90.8	148.0	238.8	12,116.9

Retail:
Residential mortgage	3,287.3	64.3	61.2	125.5	3,412.8
Home equity	1,908.6	13.0	13.5	26.5	1,935.1
Other consumer	121.7	2.6	0.2	2.8	124.5

Total	5,317.6	79.9	74.9	154.8	5,472.4

Total originated loans	$17,195.7	$170.7	$222.9	$393.6	$17,589.3

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $15.5 million, $14.3 million and $27.0 million, respectively, and $2.7 million of retail loans in foreclosure and bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of June 30, 2012 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,185.2	$4,227.1	$1,662.6	$11,074.9
Special mention	118.9	113.7	98.4	331.0
Substandard	249.9	303.4	149.9	703.2
Doubtful	3.7	4.1	—	7.8

Total originated loans	5,557.7	4,648.3	1,910.9	12,116.9

Acquired loans
Pass	889.7	618.9	75.3	1,583.9
Special mention	90.8	96.6	24.1	211.5
Substandard	451.0	119.3	110.8	681.1
Doubtful	10.5	3.4	—	13.9

Total acquired loans	1,442.0	838.2	210.2	2,490.4

Total	$6,999.7	$5,486.5	$2,121.1	$14,607.3

As of June 30, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,629.7	$1,242.0	$94.7	$3,966.4
Moderate risk	758.9	611.5	8.7	1,379.1
High risk	24.2	81.6	21.1	126.9

Total originated loans	3,412.8	1,935.1	124.5	5,472.4

Acquired loans
Low risk	273.2	72.2	0.5	345.9
Moderate risk	142.5	31.6	0.6	174.7
High risk	3.4	—	2.2	5.6

Total acquired loans	419.1	103.8	3.3	526.2

Total	$3,831.9	$2,038.9	$127.8	$5,998.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,052.8	$3,942.2	$1,466.1	$10,461.1
Special mention	90.8	115.9	102.7	309.4
Substandard	341.8	289.7	150.1	781.6
Doubtful	0.1	4.1	—	4.2

Total originated loans	5,485.5	4,351.9	1,718.9	11,556.3

Acquired loans
Pass	1,053.6	762.2	81.9	1,897.7
Special mention	162.1	103.5	69.6	335.2
Substandard	467.4	131.5	157.1	756.0
Doubtful	3.6	3.5	1.9	9.0

Total acquired loans	1,686.7	1,000.7	310.5	2,997.9

Total	$7,172.2	$5,352.6	$2,029.4	$14,554.2

As of December 31, 2011 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,502.2	$1,199.6	$126.9	$3,828.7
Moderate risk	625.7	624.4	8.0	1,258.1
High risk	24.4	110.6	20.6	155.6

Total originated loans	3,152.3	1,934.6	155.5	5,242.4

Acquired loans
Low risk	138.8	32.1	0.9	171.8
Moderate risk	335.7	91.0	0.6	427.3
High risk	1.6	—	2.7	4.3

Total acquired loans	476.1	123.1	4.2	603.4

Total	$3,628.4	$2,057.7	$159.7	$5,845.8

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

The risk characteristics considered include: (i) collateral values/loan-to-value ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.). In classifying a loan as either High, Moderate or Low risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk rating.

For example, to the extent loan-to-value ratios exceed 70% (reflecting a weaker collateral position for the Company) or borrower FICO scores are less than 680 (reflecting weaker financial standing and/or credit history of the customer), the loans are considered to have an increased level of inherent loss. As a result, a loan with a combination of these characteristics would generally be classified as High risk. Conversely, as loan-to-value ratios decline (reflecting a stronger collateral position for the Company) or borrower FICO scores exceed 680 (reflecting stronger financial standing and/or credit history of the customer), the loans are considered to have a decreased level of inherent loss. A loan with a combination of these characteristics would generally be classified as Low risk. This analysis also considers (i) the extent of underwriting that occurred at the time of origination (direct income verification provides further support for credit decisions) and (ii) the property’s intended use (owner-occupied properties are less likely to default compared to ‘investment-type’ non-owner occupied properties, second homes, etc.). Loans not otherwise deemed to be High or Low risk are classified as Moderate risk.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At June 30, 2012, the allowance for loan losses on acquired loans was $4.8 million ($7.4 million at December 31, 2011).

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

Subsequent to acquisition, actual cash collections are monitored relative to management’s expectations and revised cash flow forecasts are prepared, as warranted. These revised forecasts involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

An acquired loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale is recognized and reported within non-interest income based on the difference between the sales proceeds and the carrying amount of the loan. In other cases, individual loans are removed from the pool based on comparing the amount received from its resolution (fair value of the underlying collateral less costs to sell in the case of a foreclosure) with its outstanding balance. Any difference between these amounts is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no adjustment of the nonaccretable difference since there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. Acquired loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs as the pool, and not the individual loan, represents the unit of account.

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At June 30, 2012, the outstanding balance and the carrying amount of the acquired loan portfolio were $3.11 billion and $3.02 billion, respectively ($3.74 billion and $3.60 billion, respectively, at December 31, 2011). At June 30, 2012, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $191.0 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

For the three months ended June 30 (in millions)	2012	2011
Balance at beginning of period	$1,273.8	$946.6
Accretion	(55.7)	(57.1)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	8.9	9.8
Other changes in expected cash flows (2)	(77.3)	2.7

Balance at end of period	$1,149.7	$902.0

For the six months ended June 30 (in millions)	2012	2011
Balance at beginning of period	$1,310.4	$954.8
Accretion	(116.0)	(117.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	22.4	55.3
Other changes in expected cash flows (2)	(67.1)	9.8

Balance at end of period	$1,149.7	$902.0

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to changes in prepayment assumptions and/or changes in interest rates on variable rate loans, as well as loan sales and loan modifications.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $14.1 million and $5.6 million, respectively, at June 30, 2012, and $15.9 million and $10.9 million, respectively, at December 31, 2011. Repossessed assets totaled $7.2 million and $16.1 million at June 30, 2012 and December 31, 2011, respectively.

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

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. In February 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and began repurchasing shares of common stock under the authorization announced in January 2011. During the six months ended June 30, 2011, 4.6 million shares of People’s United Financial common stock were repurchased under these stock repurchase programs at a total cost of $60.7 million. The Company completed the repurchase of the maximum number of shares of common stock under both of these authorizations by September 30, 2011.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the six months ended June 30, 2012, 9.0 million shares of People’s United Financial common stock were repurchased under this program at a total cost of $110.1 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At June 30, 2012, 3.0 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three and six months ended June 30, 2012 and 2011 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(138.8)	$43.2	$(0.2)	$(95.8)
Current period other comprehensive income (loss)	2.2	4.7	(1.3)	5.6

Balance at June 30, 2012	$(136.6)	$47.9	$(1.5)	$(90.2)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(101.0)	$1.5	$0.5	$(99.0)
Current period other comprehensive income (loss)	3.7	25.6	(0.5)	28.8

Balance at June 30, 2011	$(97.3)	$27.1	$—	$(70.2)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income	$64.8	$51.2	$123.4	$102.9
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.4)	(0.7)	(0.7)

Income attributable to common shareholders	$64.5	$50.8	$122.7	$102.2

Average common shares outstanding for basic EPS	340.6	343.8	342.7	344.8
Effect of dilutive equity-based awards	0.1	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	340.7	343.9	342.8	344.9

Basic EPS	$0.19	$0.15	$0.36	$0.30

Diluted EPS	$0.19	$0.15	$0.36	$0.30

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 11.7 million for both the three and six months ended June 30, 2012 and 11.0 million for both the three and six months ended June 30, 2011 have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the six months ended June 30, 2012 and 2011:

	Operating Segment			Total
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management
Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4
Acquisition of branches	—	0.5	—	0.5
Adjustments	1.6	0.4	—	2.0

Balance at June 30, 2012	$1,222.5	$681.6	$49.8	$1,953.9

	Operating Segment			Total
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Adjustments	(2.7)	(0.7)	—	(3.4)

Balance at June 30, 2011	$1,034.4	$635.8	$49.8	$1,720.0

People’s United Financial’s other acquisition-related intangible assets totaled $212.5 million and $222.8 million at

June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($108.4 million); core deposit intangible ($72.3 million); trust relationship intangible ($29.9 million); and insurance relationship intangible ($1.9 million).

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $6.8 million and $6.0 million for the three months ended June 30, 2012 and 2011, respectively, and $13.4 million and $11.9 million for the six months ended June 30, 2012 and 2011, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2012 and each of the next five years is as follows: $26.8 million in 2012; $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; and $21.6 million in 2017. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the six months ended June 30, 2012 or 2011.

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

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
For the three months ended June 30 (in millions)	2012	2011	2012	2011
Net periodic benefit (income) expense:
Service cost	$—	$2.5	$0.1	$0.1
Interest cost	4.4	4.7	0.1	0.1
Expected return on plan assets	(6.5)	(6.7)	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.1
Recognized net actuarial loss	1.1	2.6	—	—
Recognized prior service credit	—	(0.1)	—	—
Settlements	0.2	—	—	—

Net periodic benefit (income) expense	$(0.8)	$3.0	$0.2	$0.3

	Pension Benefits		Other Postretirement Benefits
For the six months ended June 30 (in millions)	2012	2011	2012	2011
Net periodic benefit (income) expense:
Service cost	$—	$4.9	$0.1	$0.1
Interest cost	8.8	9.3	0.3	0.3
Expected return on plan assets	(13.1)	(13.3)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.2
Recognized net actuarial loss	2.2	5.2	—	—
Recognized prior service credit	—	(0.1)	(0.1)	(0.1)
Settlements	0.4	—	—	—

Net periodic benefit (income) expense	(1.7)	6.0	0.4	0.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(2.2)	(5.2)	—	—
Transition obligation	—	—	(0.1)	(0.2)
Prior service credit	—	0.1	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(2.2)	(5.1)	—	(0.1)

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(3.9)	$0.9	$0.4	$0.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden Corporation (“Chittenden”) employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit expense (income) for the Chittenden pension plan totaled $0.6 million and $(0.2) million for the six months ended June 30, 2012 and 2011, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions to the ESOP of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $2.8 million for the six months ended June 30, 2012. At June 30, 2012, the loan balance totaled $201.0 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 1,916,491 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2012, 8,537,084 shares of People’s United Financial common stock, with a fair value of $99.1 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $2.1 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively.

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

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a motion to dismiss the complaint, and on December 7, 2011, that motion was denied by the court. Expedited discovery in this case began in July 2012.

People’s United Bank has been named as a defendant in a lawsuit (Tracy Fracasse and K. Lee Brown, individually and on behalf of others similarly situated v. People’s United Bank) based on allegations that People’s United Bank failed to pay overtime compensation required by (i) the federal Fair Labor Standards Act and (ii) the Connecticut Minimum Wage Act (Rule 23). The plaintiffs allege that they were employed as “underwriters” and were misclassified as exempt employees. The plaintiffs further allege that they worked in excess of 40 hours per week and were erroneously denied overtime compensation as required by federal and state wage and hour laws. The complaint was filed in the U.S. District Court of Connecticut on May 3, 2012. Since the complaint is brought under both federal and state law, the complaint seeks certification of two different but overlapping classes. The plaintiffs seek damages in the amount of their respective unpaid overtime and minimum wage compensation, liquidated damages and interest and attorneys’ fees. On June 29, 2012, People’s United Bank filed its Answer and Affirmative Defenses.

NOTE 10. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the six months ended June 30, 2012 and 2011.

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

People’s United Financial maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies used by People’s United Financial and the resulting fair values for those financial instruments measured at fair value on both a recurring and a non-recurring basis, as well as for those financial assets and financial liabilities not measured at fair value but for which fair value is disclosed.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Recurring Fair Value Measurements

Trading Account Securities and Securities Available For Sale

When available, People’s United Financial uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United Financial uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, and GSE residential mortgage-backed securities and CMOs, all of which are included in Level 2.

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both June 30, 2012 and December 31, 2011, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements Using			Total
As of June 30, 2012 (in millions)	Level 1	Level 2	Level 3
Financial assets:
Trading account securities:
U.S. Treasury	$12.0	$—	$—	$12.0
Securities available for sale:
U.S. Treasury and agency	31.0	—	—	31.0
GSE residential mortgage-backed securities and CMOs	—	3,164.0	—	3,164.0
State and municipal	—	303.1	—	303.1
Corporate	—	59.1	—	59.1
Other	—	2.6	—	2.6
Equity securities	—	0.2	—	0.2
Other financial assets:
Fixed income securities	—	40.4	—	40.4
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	76.8	—	76.8
Forward commitments to sell residential mortgage loans	—	4.4	—	4.4

Total	$43.0	$3,651.0	$—	$3,694.0

Financial liabilities:
Interest rate swaps	$—	$73.8	$—	$73.8
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	5.2	—	5.2

Total	$—	$79.2	$—	$79.2

As of June 30, 2012, the fair value of the risk participation agreement was less than $50,000.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using			Total
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3
Financial assets:
Trading account securities:
U.S. Treasury	$71.7	$—	$—	$71.7
Equity securities	—	0.1	—	0.1
Securities available for sale:
U.S. Treasury and agency	31.0	50.0	—	81.0
GSE residential mortgage-backed securities and CMOs	—	2,447.8	—	2,447.8
State and municipal	—	137.7	—	137.7
Corporate	—	56.5	—	56.5
Other	—	2.3	—	2.3
Equity securities	—	0.2	—	0.2
Other financial assets:
Fixed income securities	—	39.6	—	39.6
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	61.3	—	61.3
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	1.0	—	1.0

Total	$102.7	$2,797.2	$—	$2,899.9

Financial liabilities:
Interest rate swaps	$—	$57.5	$—	$57.5
Interest rate-lock commitments on residential mortgage loans	—	1.4	—	1.4

Total	$—	$58.9	$—	$58.9

As of December 31, 2011, the fair value of the risk participation agreement was less than $50,000.

There were no transfers into or out of the Level 1 or Level 2 categories during the six months ended June 30, 2012 and 2011.

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using			Total
As of June 30, 2012 (in millions)	Level 1	Level 2	Level 3
Loans held for sale (1)	$—	$57.1	$—	$57.1
Impaired loans (2)	—	—	114.8	114.8
REO and repossessed assets (3)	—	—	26.9	26.9

Total	$—	$57.1	$141.7	$198.8

	Fair Value Measurements Using			Total
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3
Loans held for sale (1)	$—	$101.9	$—	$101.9
Impaired loans (2)	—	—	128.5	128.5
REO and repossessed assets (3)	—	—	42.9	42.9

Total	$—	$101.9	$171.4	$273.3

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the six months ended June 30, 2012 and 2011.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $52.9 million, $35.1 million and $26.8 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at June 30, 2012. The provision for loan losses on collateral-dependent impaired loans totaled $4.4 million and $9.8 million for the six months ended June 30, 2012 and 2011, respectively.
(3)	Represents: (i) $7.2 million of repossessed assets; (ii) $14.1 million of commercial REO; and (iii) $5.6 million of residential REO at June 30, 2012. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $1.7 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $1.0 million and $2.4 million for the same periods.

Financial Assets and Financial Liabilities Not Measured At Fair Value

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

Securities Held to Maturity

When available, the fair values of investment securities held to maturity are measured based on quoted market prices for identical securities in active markets and, accordingly, are classified as Level 1 assets. When quoted market prices for identical securities are not available, fair values are estimated based on quoted prices for similar assets in active markets or through the use of pricing models containing observable inputs (i.e. market interest rates, financial information and credit ratings of the issuer, etc.). These fair values are included in Level 2. In cases where there may be limited information available and/or little or no market activity for the underlying security, fair value is estimated using pricing models containing unobservable inputs and classified as Level 3.

FHLB Stock

FHLB stock is a non-marketable equity security and is, therefore, reported at cost (classified as Level 2), which equals par value (the amount at which shares have been redeemed in the past). No significant observable market data is available for this security.

Loans

For valuation purposes, the loan portfolio is segregated into its significant categories, which are commercial real estate, commercial and industrial, equipment financing, residential mortgage, home equity and other consumer. These categories are further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable) and payment status (performing or non-performing). Fair values are estimated for each component using a valuation method selected by management.

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

Borrowings and Subordinated Notes and Debentures

The fair values of retail repurchase agreements and federal funds purchased are equal to the carrying amounts due to the short maturities (generally overnight). The fair values of FHLB advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities and are classified as Level 2. The fair values of subordinated notes and debentures were based on dealer quotes and are classified as Level 2.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy (as of June 30, 2012) of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using			Total
As of June 30, 2012 (in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$415.1	$415.1	$—	$—	$415.1
Short-term investments	72.8	—	72.8	—	72.8
Securities held to maturity	56.4	—	59.9	1.4	61.3
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	20,310.8	—	3,914.1	16,952.8	20,866.9

Financial liabilities:
Time deposits	5,040.7	—	5,106.5	—	5,106.5
Other deposits	16,417.1	—	16,417.1	—	16,417.1
Retail repurchase agreements	452.7	—	452.7	—	452.7
FHLB advances	330.3	—	345.8	—	345.8
Federal funds purchased and other borrowings	176.6	—	176.5	—	176.5
Subordinated notes and debentures	160.1	—	152.9	—	152.9

(1)	Excludes impaired loans totaling $114.8 million that have been measured at fair value on a non-recurring basis.

As of December 31, 2011 (in millions)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$370.2	$370.2
Short-term investments	410.7	410.7
Securities held to maturity	56.4	62.5
FHLB stock	77.7	77.7
Total loans, net (1)	20,088.6	20,577.8

Financial liabilities:
Time deposits	5,339.2	5,401.8
Other deposits	15,476.6	15,476.6
Retail repurchase agreements	497.2	497.2
FHLB advances	332.4	344.4
Federal funds purchased and other borrowings	27.1	26.5
Subordinated notes and debentures	159.6	164.0

(1)	Excludes impaired loans totaling $128.5 million that have been measured at fair value on a non-recurring basis.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2012 was $6.3 million, for which People’s United Financial had posted $5.4 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.9 million in additional collateral would have been required.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

	Type of Hedge	Notional Amounts		Fair Values (1)
				Assets		Liabilities
(in millions)		June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$959.9	$878.2	$76.8	$61.3	$—	$—
Other counterparties	N/A	959.9	878.2	—	—	71.4	57.1
Foreign exchange contracts	N/A	6.7	8.1	—	0.3	0.2	—
Risk participation agreement	N/A	10.0	10.0	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	196.6	118.4	4.4	1.0	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	233.3	148.1	—	—	5.2	1.4

Total				81.2	62.6	76.8	58.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	—	4.1	—	—	—	—
Subordinated notes	Cash flow	125.0	125.0	—	—	2.4	0.4

Total				—	—	2.4	0.4

Total derivatives				$81.2	$62.6	$79.2	$58.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

Six months ended June 30 (in millions)	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
		2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$24.5	$13.2	$—	$—
Other counterparties	N/A	(23.4)	(12.7)	—	—
Foreign exchange contracts	N/A	(0.4)	(0.1)	—	—
Risk participation agreement (2)	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	3.4	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(3.8)	(0.2)	—	—

Total		0.3	0.3	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	—	—	(2.0)	—
Interest rate floors (3)	Cash flow	—	0.7	—	—
Interest rate swaps	Fair value	—	(0.1)	—	—

Total		—	0.6	(2.0)	—

Total derivatives		$0.3	$0.9	$(2.0)	$—

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Pre-tax gain (loss) recognized in earnings less than $50,000.
(3)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

NOTE 13. NEW ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets

In September 2011, the Financial Accounting Standards Board (the “FASB”) amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test. This amendment became effective for People’s United Financial on January 1, 2012 and did not have a significant impact on the Company’s Consolidated Financial Statements.

In July 2012, the FASB amended its standards again to allow companies to perform a qualitative assessment in determining whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the previous amendment which permits such an approach to the goodwill impairment test. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for People’s United Financial) with early adoption permitted provided the entity has not yet performed its 2012 annual impairment test.

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

Adverse economic conditions over the past several years has resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In November 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012 on December 30, 2009. Under this rule, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment at June 30, 2012 was $14 million, which includes balances acquired in connection with recent business combinations.

The EESA increased the FDIC deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009, and subsequent amendments extended the increased coverage through December 31, 2013.

In February 2011, the FDIC approved a final rule that: (i) changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); (ii) adopted a new large-bank pricing assessment scheme; and (iii) set a target size for the DIF at 2% of insured deposits. The rule, which was effective beginning with the quarterly assessment period ended June 30, 2011, also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

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

Among the DFA’s significant regulatory changes, it creates a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The CFPB will also have exclusive supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to the Bank and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. As of June 30, 2012, People’s United Bank’s non-interest-bearing deposits totaled $4.8 billion, or 22% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

Selected Consolidated Financial Data

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2012	2012	2011	2012	2011
Earnings Data:
Net interest income (fully taxable equivalent)	$238.7	$237.6	$222.5	$476.3	$444.0
Provision for loan losses	10.6	11.5	14.0	22.1	28.6
Non-interest income	75.7	72.4	76.6	148.1	151.2
Non-interest expense (1)	205.7	208.6	207.0	414.3	409.8
Income before income tax expense	95.4	87.4	76.8	182.8	154.3
Net income	64.8	58.6	51.2	123.4	102.9
Operating earnings (2)	67.2	60.6	57.3	127.8	111.1

Selected Statistical Data:
Net interest margin (3)	3.97%	4.01%	4.13%	3.99%	4.15%
Operating net interest margin (2), (3)	3.89	4.01	4.09	3.95	3.95
Return on average assets (3)	0.93	0.85	0.82	0.89	0.83
Operating return on average assets (2), (3)	0.97	0.88	0.92	0.93	0.90
Return on average tangible assets (3)	1.01	0.93	0.89	0.97	0.90
Return on average stockholders’ equity (3)	5.0	4.5	4.0	4.7	4.0
Return on average tangible stockholders’ equity (3)	8.6	7.7	6.3	8.1	6.4
Operating return on average tangible stockholders’ equity (2), (3)	8.9	8.0	7.1	8.4	6.9
Efficiency ratio (2)	61.5	63.2	64.9	62.3	65.1

Common Share Data:
Basic and diluted earnings per share	$0.19	$0.17	$0.15	$0.36	$0.30
Operating earnings per share (2)	0.20	0.18	0.17	0.38	0.32
Dividends paid per share	0.1600	0.1575	0.1575	0.3175	0.3125
Dividend payout ratio	85.0%	93.8%	106.4%	89.2%	105.6%
Operating dividend payout ratio (2)	82.0	90.6	95.1	86.1	97.8
Book value per share (end of period)	$15.12	$15.03	$15.01	$15.12	$15.01
Tangible book value per share (end of period) (2)	8.76	8.74	9.38	8.76	9.38
Stock price:
High	13.50	13.79	13.81	13.79	14.49
Low	11.25	12.20	12.55	11.25	12.17
Close (end of period)	11.61	13.23	13.44	11.61	13.44

(1)	Includes a total of $3.6 million, $3.0 million and $9.2 million of merger-related expenses and one-time charges for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively, and $6.6 million and $12.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(dollars in millions)	2012	2012	2011	2011	2011
Financial Condition Data:
Total assets	$28,144	$27,808	$27,568	$27,213	$25,323
Loans	20,606	20,490	20,400	20,148	17,687
Securities	3,702	2,895	2,931	2,540	3,226
Short-term investments (1)	73	767	411	779	822
Allowance for loan losses	180	183	183	177	176
Goodwill and other acquisition-related intangibles	2,166	2,169	2,174	2,151	1,947
Deposits	21,458	21,268	20,816	20,487	18,278
Borrowings	960	811	857	881	1,331
Subordinated notes and debentures	160	160	160	159	159
Stockholders’ equity	5,147	5,181	5,225	5,291	5,194
Non-performing assets (2)	295	316	337	305	315
Net loan charge-offs	13.5	11.2	14.8	13.4	15.5

Average Balances:
Loans	$20,488	$20,407	$20,217	$19,856	$17,654
Securities	2,964	2,751	2,411	2,976	3,264
Short-term investments (1)	562	536	854	756	629
Loans held for sale	26	39	60	26	17
Total earning assets	24,040	23,733	23,542	23,614	21,564
Total assets	27,753	27,463	27,285	27,355	24,853
Deposits	21,190	20,843	20,597	20,259	18,225
Total funding liabilities	22,184	21,862	21,653	21,499	19,353
Stockholders’ equity	5,188	5,217	5,302	5,515	5,177

Ratios:
Net loan charge-offs to average loans (annualized)	0.26%	0.22%	0.29%	0.27%	0.35%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	1.67	1.85	2.00	1.88	2.05
Originated allowance for loan losses to:
Originated loans (2)	1.00	1.03	1.04	1.09	1.15
Originated non-performing loans (2)	65.6	61.5	59.7	68.5	68.0
Average stockholders’ equity to average total assets	18.7	19.0	19.4	20.2	20.8
Stockholders’ equity to total assets	18.3	18.6	19.0	19.4	20.5
Tangible stockholders’ equity to tangible assets (3)	11.5	11.7	12.0	12.5	13.9
Total risk-based capital (4)	15.6	16.0	16.2	16.7	19.1

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans. See Asset Quality.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Consolidated. See Regulatory Capital Requirements.

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

Operating net interest margin excludes from the net interest margin those items that management considers to be of such a discrete nature that, by excluding such items, People’s United Financial’s net interest margin can be measured and assessed on a more consistent basis from period to period. Items excluded from operating net interest margin include cost recovery income on acquired loans and changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments. Operating net interest margin is calculated by dividing operating net interest income (annualized) by average earning assets.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total non-interest expense	$205.7	$208.6	$207.0	$414.3	$409.8
Adjustments:
Amortization of other acquisition-related intangibles	(6.8)	(6.6)	(6.0)	(13.4)	(11.9)
Severance-related costs	(1.1)	(2.4)	—	(3.5)	—
Merger-related expenses	—	—	(6.4)	—	(9.5)
Executive-level separation costs	—	—	(2.8)	—	(2.8)
Other (1)	(4.6)	(3.0)	(1.9)	(7.6)	(4.0)

Total	$193.2	$196.6	$189.9	$389.8	$381.6

Net interest income (FTE basis)	$238.7	$237.6	$222.5	$476.3	$444.0
Total non-interest income	75.7	72.4	76.6	148.1	151.2

Total revenues	314.4	310.0	299.1	624.4	595.2
Adjustments:
BOLI FTE adjustment	0.6	0.9	0.8	1.5	1.4
Net gains on sales of acquired loans	(0.7)	—	(7.2)	(0.7)	(12.7)
Net security gains	—	—	(0.1)	—	(0.2)
Other (2)	—	—	—	—	2.2

Total	$314.3	$310.9	$292.6	$625.2	$585.9

Efficiency ratio	61.5%	63.2%	64.9%	62.3%	65.1%

(1)	Items classified as “other” and deducted from non-interest expense include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues include, as applicable, asset write-offs, gains associated with the sale of branch locations and mortgage servicing rights, and interest on an income tax refund.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income, as reported	$64.8	$58.6	$51.2	$123.4	$102.9

Adjustments to arrive at operating earnings:
Severance-related costs	1.1	2.4	—	3.5	—
Other non-operating expenses	2.5	0.6	—	3.1	—
Merger-related expenses	—	—	6.4	—	9.5
Executive-level separation costs	—	—	2.8	—	2.8

Total pre-tax adjustments	3.6	3.0	9.2	6.6	12.3
Tax effect	(1.2)	(1.0)	(3.1)	(2.2)	(4.1)

Total adjustments, net of tax	2.4	2.0	6.1	4.4	8.2

Operating earnings	$67.2	$60.6	$57.3	$127.8	$111.1

Earnings per share, as reported	$0.19	$0.17	$0.15	$0.36	$0.30

Adjustment to arrive at operating earnings per share:
Severance-related costs	—	0.01	—	0.01	—
Other non-operating expenses	0.01	—	—	0.01	—
Merger-related expenses	—	—	0.02	—	0.02
Executive-level separation costs	—	—	—	—	—

Total adjustments per share	0.01	0.01	0.02	0.02	0.02

Operating earnings per share	$0.20	$0.18	$0.17	$0.38	$0.32

Average total assets	$27,753	$27,463	$24,853	$27,608	$24,738

Operating return on average assets (annualized)	0.97%	0.88%	0.92%	0.93%	0.90%

The following table summarizes People’s United Financial’s operating net interest margin:

	Three Months Ended			Six Months Ended
(dollars in millions, except per share data)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net interest income (FTE basis)	$238.7	$237.6	$222.5	$476.3	$444.0

Adjustments to arrive at operating net interest income:
Cost recovery income	(4.7)	—	—	(4.7)	—
Changes in accretable yield	—	—	(2.2)	—	(11.2)

Total adjustments	(4.7)	—	(2.2)	(4.7)	(11.2)

Operating net interest income	$234.0	$237.6	$220.3	$471.6	$432.8

Net interest margin, as reported (annualized)	3.97%	4.01%	4.13%	3.99%	4.15%

Adjustments to arrive at operating net interest margin (annualized):
Cost recovery income	(0.08)	—	—	(0.04)	—
Changes in accretable yield	—	—	(0.04)	—	(0.20)

Total adjustments	(0.08)	—	(0.04)	(0.04)	(0.20)

Operating net interest margin (annualized)	3.89%	4.01%	4.09%	3.95%	3.95%

Total earning assets	$24,040	$23,733	$21,564	$23,886	$21,420

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:
	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating earnings	$67.2	$60.6	$57.3	$127.8	$111.1

Average stockholders’ equity	$5,188	$5,217	$5,177	$5,203	$5,181
Less: average goodwill and average other acquisition-related intangibles	2,166	2,171	1,950	2,169	1,953

Average tangible stockholders’ equity	$3,022	$3,046	$3,227	$3,034	$3,228

Operating return on average tangible stockholders’ equity (annualized)	8.9%	8.0%	7.1%	8.4%	6.9%

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Dividends paid	$55.1	$54.9	$54.5	$110.0	$108.7

Operating earnings	$67.2	$60.6	$57.3	$127.8	$111.1

Operating dividend payout ratio	82.0%	90.6%	95.1%	86.1%	97.8%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Total stockholder’ equity	$5,147	$5,181	$5,225	$5,291	$5,194
Less: goodwill and other acquisition-related intangibles	2,166	2,169	2,174	2,151	1,947

Tangible stockholders’ equity	$2,981	$3,012	$3,051	$3,140	$3,247

Total assets	$28,154	$27,808	$27,568	$27,213	$25,323
Less: goodwill and other acquisition-related intangibles	2,166	2,169	2,174	2,151	1,947

Tangible assets	$25,988	$25,639	$25,394	$25,062	$23,376

Tangible equity ratio	11.5%	11.7%	12.0%	12.5%	13.9%

(in millions, except per share data)	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Tangible stockholders’ equity	$2,981	$3,012	$3,051	$3,140	$3,247

Common shares issued	395.87	395.84	395.42	395.46	377.02
Less: Common shares classified as treasury shares	47.00	42.49	38.03	38.07	22.01
Unallocated ESOP common shares	8.54	8.62	8.71	8.80	8.89

Common shares	340.33	344.73	348.68	348.59	346.12

Tangible book value per share	$8.76	$8.74	$8.75	$9.01	$9.38

Acquisition of Branches Completed in 2012

On June 22, 2012, People’s United Bank acquired 57 branches from RBS Citizens, N.A. and assumed approximately

$324 million in deposits associated with these branches. Fifty-three of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 30 on Long Island, eight in Westchester County and six in the boroughs of New York City. People’s United Bank paid a 1% premium on the assumed deposits of approximately $3.24 million. See Note 2 to the Consolidated Financial Statements for a further discussion.

In the second quarter of 2012, People’s United Bank sold one of its branches located in Massachusetts. Included in the sale was approximately $11.6 million in deposits and $0.7 million of other assets.

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

Financial Overview

As previously discussed, People’s United Financial completed its acquisition of Danvers on June 30, 2011, effective

July 1, 2011. Accordingly, People’s United Financial’s results of operations include the results of Danvers beginning with the effective date, and prior period results have not been restated to include Danvers.

People’s United Financial reported net income of $64.8 million, or $0.19 per diluted share, for the three months ended

June 30, 2012, compared to $51.2 million, or $0.15 per diluted share, for the year-ago period. Operating earnings were $67.2 million, or 0.20 per share, and $57.3 million, or $0.17 per share, for the respective periods. Compared to the year-ago period, second quarter 2012 earnings reflect continued organic loan and deposit growth, an increase in net interest income, lower provision for loan loss expense, improvements in certain fee-related businesses and tighter expense control.

For the six months ended June 30, 2012, net income totaled $123.4 million, or $0.36 per diluted share, compared to

$102.9 million, or $0.30 per diluted share, for the year-ago period. Operating earnings were $127.8 million, or $0.38 per share and $111.1 million, or $0.32 per share, for the respective periods.

People’s United Financial’s operating return on average assets was 0.97% for the three months ended June 30, 2012 compared to 0.92% for the year-ago period. Operating return on average tangible stockholders’ equity was 8.9% for the three months ended June 30, 2012 compared to 7.1% for the year-ago period.

FTE net interest income increased $16.2 million from the year-ago quarter, primarily reflecting the benefit from the Danvers acquisition, cost recovery income on acquired loans (representing cash receipts in excess of carrying amount), as well as a reduction in the cost of deposits. The operating net interest margin decreased 20 basis points from the second quarter of 2011 to 3.89%, primarily reflecting the overall reduction in interest rates.

Compared to the first quarter of 2012, FTE net interest income increased $1.1 million while the operating net interest margin declined by 12 basis points, primarily reflecting lower yields on loans.

Average earning assets increased $2.5 billion compared to the second quarter of 2011, reflecting a $2.8 billion increase in average loans partially offset by a $300 million decrease in average securities. Average funding liabilities increased $2.8 billion in the second quarter of 2012 compared to the year-ago quarter, primarily reflecting a $3.0 billion increase in average total deposits partially offset by a $127 million decrease in average total borrowings.

Compared to the year-ago quarter, total non-interest income decreased $0.9 million and total non-interest expense decreased $1.3 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 61.5% for the second quarter of 2012 compared to 64.9% for the year-ago period.

The provision for loan losses in the second quarter of 2012 totaled $10.6 million compared to $14.0 million in the year-ago quarter. The provision for loan losses in the second quarter of 2012 reflected (i) net loan charge-offs of $13.5 million, of which

$7.5 million carried previously-established specific reserves, and (ii) a $4.6 million increase in the allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios (see Asset Quality). The provision for loan losses in the second quarter of 2011 reflected net loan charge-offs of $15.5 million and a $1.5 million decrease in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.26% in the second quarter of 2012 compared to 0.35% in the year-ago quarter.

The allowance for loan losses on originated loans was $175.5 million at both June 30, 2012 and December 31, 2011. The allowance for loan losses on acquired loans was $4.8 million at June 30, 2012, a $2.6 million decrease from December 31, 2011. Non-performing assets totaled $294.5 million at June 30, 2012, a $42.2 million decrease from December 31, 2011. At June 30, 2012, the originated allowance for loan losses as a percentage of originated loans was 1.00% and as a percentage of originated non-performing loans was 65.6% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.1 billion at June 30, 2012 compared to $5.2 billion at December 31, 2011 and as a percentage of total assets, stockholders’ equity was 18.3% and 19.0%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 11.5% at June 30, 2012 compared to 12.0% at December 31, 2011.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratios were 14.0% and 15.6%, respectively, at June 30, 2012 compared to 14.0% and 16.2%, respectively, at December 31, 2011 (see Regulatory Capital Requirements).

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

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking; and Retail and Business Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the Company’s insurance business and certain trust activities being allocated to the Commercial Banking segment, while the Company’s brokerage business and certain other trust activities are allocated to the Retail and Business Banking segment. Segment results for 2011, which previously included Wealth Management as a separate reportable segment, have been revised to reflect the aforementioned two reportable segment approach.

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

In September 2011, the Financial Accounting Standards Board amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test.

Segment Performance Summary

Three months ended June 30, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$116.7	$128.2	$244.9	$(17.7)	$8.8	$236.0
Provision for loan losses	10.5	3.5	14.0	—	(3.4)	10.6
Total non-interest income	29.0	44.5	73.5	2.4	(0.2)	75.7
Total non-interest expense	59.2	135.5	194.7	(0.3)	11.3	205.7

Income (loss) before income tax expense (benefit)	76.0	33.7	109.7	(15.0)	0.7	95.4
Income tax expense (benefit)	24.4	10.8	35.2	(4.8)	0.2	30.6

Net income (loss)	$51.6	$22.9	$74.5	$(10.2)	$0.5	$64.8

Total average assets	$14,875.3	$8,258.9	$23,134.2	$4,004.4	$614.5	$27,753.1
Total average liabilities	2,955.1	18,633.5	21,588.6	599.2	377.3	22,565.1

Six months ended June 30, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$233.6	$260.1	$493.7	$(35.6)	$13.0	$471.1
Provision for loan losses	21.0	7.0	28.0	—	(5.9)	22.1
Total non-interest income	54.7	88.5	143.2	5.0	(0.1)	148.1
Total non-interest expense	117.7	271.9	389.6	0.3	24.4	414.3

Income (loss) before income tax expense (benefit)	149.6	69.7	219.3	(30.9)	(5.6)	182.8
Income tax expense (benefit)	48.7	22.6	71.3	(10.1)	(1.8)	59.4

Net income (loss)	$100.9	$47.1	$148.0	$(20.8)	$(3.8)	$123.4

Total average assets	$14,867.2	$8,258.4	$23,125.6	$3,868.6	$613.6	$27,607.8
Total average liabilities	2,891.2	18,582.7	21,473.9	596.3	335.1	22,405.3

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in millions)	2012	2011	2012	2011
Net interest income	$116.7	$102.3	$233.6	$204.9
Provision for loan losses	10.5	9.1	21.0	17.9
Total non-interest income	29.0	29.8	54.7	60.6
Total non-interest expense	59.2	58.2	117.7	116.5

Income before income tax expense	76.0	64.8	149.6	131.1
Income tax expense	24.4	21.6	48.7	43.7

Net income	$51.6	$43.2	$100.9	$87.4

Total average assets	$14,875.3	$12,917.7	$14,867.2	$12,870.5
Total average liabilities	2,955.1	2,335.1	2,891.2	2,394.9

Commercial Banking net income increased $8.4 million in the second quarter of 2012 compared to the second quarter of 2011. The improvement in net income reflects the benefits from the Danvers acquisition, effective July 1, 2011, as well as continued organic loan growth. The $14.4 million increase in net interest income reflects an increase in average earning assets, improved spreads on commercial loans due to loan mix and the change in FTP methodology discussed previously, partially offset by narrowing spreads on certain commercial deposits.

Included in non-interest income in the second quarter of 2012 and 2011 are net gains on sales of acquired loans totaling $0.7 million and $7.2 million, respectively. Excluding the gains on sales of acquired loans, non-interest income in the second quarter of 2012 increased $5.7 million from the year-ago quarter, reflecting increases in commercial banking fees and operating lease income resulting from a higher level of equipment leased to customers. Non-interest expense reflects a higher level of allocated expenses in the second quarter of 2012 partially offset by a decrease in direct expenses.

Average assets increased $2.0 billion and average liabilities increased $620 million in the second quarter of 2012 compared to the second quarter of 2011, reflecting loans acquired and deposits assumed in the Danvers acquisition and organic loan and deposit growth.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net interest income	$128.2	$107.5	$260.1	$212.8
Provision for loan losses	3.5	2.6	7.0	5.1
Total non-interest income	44.5	47.2	88.5	91.7
Total non-interest expense	135.5	135.2	271.9	266.6

Income before income tax expense	33.7	16.9	69.7	32.8
Income tax expense	10.8	5.6	22.6	10.9

Net income	$22.9	$11.3	$47.1	$21.9

Total average assets	$8,258.9	$7,077.3	$8,258.4	$6,960.1
Total average liabilities	18,633.5	16,428.2	18,582.7	16,202.7

Retail and Business Banking net income increased $11.6 million in the second quarter of 2012 compared to the second quarter of 2011. The $20.7 million increase in net interest income primarily reflects the benefits from the Danvers acquisition, organic deposit growth and the change in FTP methodology discussed previously, partially offset by narrower spreads on certain deposit products resulting from the continued negative impact of a reduced interest rate environment.

The decrease in non-interest income primarily reflects lower retail bank service charges (reflecting the impact of certain provisions of the DFA relating to interchange fees that became effective October 1, 2011), partially offset by an increase in gains on sales of residential mortgages. The slight increase in non-interest expense reflects an increase in allocated expenses partially offset by a decrease in direct expenses.

Average assets increased $1.2 billion and average liabilities increased $2.2 billion in the second quarter of 2012 compared to the second quarter of 2011, reflecting loans acquired and deposits assumed in the Danvers acquisition and organic loan and deposit growth.

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

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net interest income (loss)	$(17.7)	$4.5	$(35.6)	$10.0
Provision for loan losses	—	—	—	—
Total non-interest income	2.4	1.0	5.0	1.8
Total non-interest expense	(0.3)	—	0.3	1.6

Income (loss) before income tax expense	(15.0)	5.5	(30.9)	10.2
Income tax expense (benefit)	(4.8)	1.9	(10.1)	3.5

Net income (loss)	$(10.2)	$3.6	$(20.8)	$6.7

Total average assets	$4,004.4	$4,067.0	$3,868.6	$4,062.0
Total average liabilities	599.2	717.2	596.3	672.2

Treasury’s net loss in the second quarter of 2012 reflects an increase in net interest loss due to the change in FTP methodology discussed previously. Non-interest income in the second quarter of 2012 compared to the year-ago period reflects an increase in net revenues relating to derivative transactions entered into with commercial customers. The decrease in average assets in the second quarter of 2012 primarily reflects deceases in average securities and average short-term investments.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. This category also includes certain non-recurring items, including merger-related expenses and one-time charges totaling $3.6 million and $6.6 million for the three and six months ended June 30, 2012, respectively, and $9.2 million and $12.3 million for the three and six months ended June 30, 2011, respectively (included in total non-interest-expense). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net interest income	$8.8	$6.9	$13.0	$13.8
Provision for loan losses	(3.4)	2.3	(5.9)	5.6
Total non-interest income	(0.2)	(1.4)	(0.1)	(2.9)
Total non-interest expense	11.3	13.6	24.4	25.1

Income before income tax expense	0.7	(10.4)	(5.6)	(19.8)
Income tax expense	0.2	(3.5)	(1.8)	(6.7)

Net income	$0.5	$(6.9)	$(3.8)	$(13.1)

Total average assets	$614.5	$790.8	$613.5	$845.7
Total average liabilities	377.3	195.0	335.1	287.2

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0 to 0.25 percent. The operating net interest margin was 3.89% in the second quarter of 2012 compared to 4.01% in the first quarter of 2012 and 4.09% in the second quarter of 2011. The decline in the operating net interest margin from the first quarter of 2012 reflects lower loan yields due to repricing within the originated loan portfolio and deposit growth exceeding loan growth, which was partially offset by lower funding costs. The net interest margin continues to be impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s excess capital in relatively low-yielding short-term investments.

Second Quarter 2012 Compared to Second Quarter 2011

FTE net interest income increased $16.2 million compared to the second quarter of 2011, reflecting an $11.4 million increase in total interest and dividend income and a $4.8 million decrease in total interest expense, and the net interest margin decreased 16 basis points to 3.97%. Included in the second quarter of 2012 is $4.7 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Included in the year-ago period is $2.2 million of interest related to changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments. Excluding these items, FTE operating net interest income increased $13.7 million and the operating net interest margin declined 20 basis points to 3.89% in the second quarter of 2012.

Average earning assets totaled $24.0 billion in the second quarter of 2012, a $2.5 billion increase from the second quarter of 2011, reflecting a $2.8 billion increase in average loans, partially offset by decreases of $300 million in average securities and $67 million in average short-term investments. Average loans, average securities, and average short-term investments comprised 85%, 12% and 3%, respectively, of average earning assets in the second quarter of 2012 compared to 82%, 15% and 3%, respectively, in the 2011 period. In the current quarter, the yield earned on the total loan portfolio was 4.80% and the yield earned on securities and short-term investments was 2.21%, compared to 5.21% and 2.48%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 47% of the loan portfolio had floating interest rates at June 30, 2012 compared to approximately 48% at December 31, 2011.

The total average commercial banking loan portfolio increased $1.8 billion compared to the year-ago quarter, reflecting loans acquired in the Danvers acquisition as well as organic growth. Average residential mortgage loans increased $0.9 billion compared to the year-ago quarter, reflecting organic growth as well as loans acquired in the Danvers acquisition. Average consumer loans increased $39 million compared to the year-ago quarter, reflecting a $96 million increase in average home equity loans partially offset by a decline of $58 million in average indirect auto loans.

Average funding liabilities totaled $22.2 billion in the second quarter of 2012, a $2.8 billion increase from the year-ago period, reflecting a $3.0 billion increase in average total deposits partially offset by a $127 million decrease in average total borrowings. The increase in average total deposits reflects deposits assumed in the Danvers acquisition and organic deposit growth. Average savings and money market deposits, average non-interest-bearing deposits and average time deposits increased $2.2 billion, $747 million and $60 million, respectively. Average deposits comprised 96% and 94% of average funding liabilities in the second quarter of 2012 and the year-ago period, respectively.

The 17 basis point decrease to 0.48% from 0.65% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average deposits decreased 13 basis points from the second quarter of 2011, reflecting decreases of 6 basis points in time deposits and 18 basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 54% and 24%, respectively, of average total deposits in the second quarter of 2012 compared to 51% and 28%, respectively, in the comparable 2011 period.

Second Quarter 2012 Compared to First Quarter 2012

FTE net interest income increased $1.1 million compared to the first quarter of 2012, reflecting a $0.9 million increase in total interest and dividend income and a $0.2 million decrease in total interest expense, and the net interest margin decreased 4 basis points to 3.97%. Included in the second quarter of 2012 is $4.7 million of cost recovery income on acquired loans . Excluding this item, FTE operating net interest income decreased $3.6 million and the operating net interest margin declined 12 basis points to 3.89% in the second quarter of 2012 from 4.01% in the first quarter of 2012.

The decline in the operating net interest margin compared to the first quarter of 2012 primarily reflects the effects of lower loan yields and higher levels of securities (which reduced the net interest margin by eight and five basis points, respectively) and the run-off of fair value amortization on acquired deposits in the second quarter (which adversely affected the net interest margin by four basis points), partially offset by lower funding costs (a five basis point benefit in the net interest margin).

Average earning assets increased $307 million, reflecting increases of $214 million in average securities, $81 million in average loans and $26 million in average short-term investments. The increase in average securities reflects, in part, purchases early in the second quarter in anticipation of the receipt of the proceeds from the branch acquisition (including approximately $324 million in deposits) late in the quarter. Average funding liabilities increased $322 million, reflecting a $346 million increase in average deposits partially offset by a $25 million decrease in average borrowings.

The following tables present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, and the six months ended June 30, 2012 and 2011. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2012			March 31, 2012			June 30, 2011
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$561.6	$0.4	0.25%	$535.9	$0.3	0.24%	$628.8	$0.4	0.26%
Securities (2)	2,964.4	19.1	2.58	2,750.7	18.7	2.72	3,264.4	23.7	2.91
Loans held for sale	25.9	0.4	6.63	39.1	0.5	4.96	16.6	0.3	6.63
Loans:
Commercial (3)	7,493.5	93.4	4.99	7,373.6	96.5	5.24	6,099.7	86.8	5.69
Commercial real estate (4)	7,011.9	96.4	5.50	7,118.7	91.7	5.15	6,558.1	92.6	5.65
Residential mortgage	3,806.6	35.8	3.76	3,713.1	36.2	3.89	2,859.3	29.7	4.16
Consumer	2,176.0	20.0	3.68	2,201.5	20.7	3.77	2,136.8	20.6	3.87

Total loans	20,488.0	245.6	4.80	20,406.9	245.1	4.81	17,653.9	229.7	5.21

Total earning assets	24,039.9	$265.5	4.42%	23,732.6	$264.6	4.46%	21,563.7	$254.1	4.71%

Other assets	3,713.2			3,729.9			3,289.1

Total assets	$27,753.1			$27,462.5			$24,852.8

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,596.5	$—	—%	$4,406.8	$—	—%	$3,849.6	$—	—%
Savings, interest-bearing checking and money market	11,511.4	10.1	0.35	11,186.5	11.0	0.39	9,353.7	12.4	0.53
Time	5,081.8	13.5	1.06	5,250.0	12.1	0.92	5,021.9	14.0	1.12

Total deposits	21,189.7	23.6	0.45	20,843.3	23.1	0.44	18,225.2	26.4	0.58

Borrowings:
Retail repurchase agreements	465.9	0.3	0.27	494.6	0.4	0.30	432.3	0.5	0.44
FHLB advances	330.8	1.2	1.48	331.9	1.2	1.48	478.7	1.8	1.56
Federal funds purchased and other borrowings	37.3	0.1	0.76	32.2	0.1	0.84	50.0	0.1	0.58

Total borrowings	834.0	1.6	0.77	858.7	1.7	0.78	961.0	2.4	1.00

Subordinated notes and debentures	160.0	1.6	4.05	159.7	2.2	5.47	166.4	2.8	6.78

Total funding liabilities	22,183.7	$26.8	0.48%	21,861.7	$27.0	0.49%	19,352.6	$31.6	0.65%

Other liabilities	381.4			383.8			322.9

Total liabilities	22,565.1			22,245.5			19,675.5
Stockholders’ equity	5,188.0			5,217.0			5,177.3

Total liabilities and stockholders’ equity	$27,753.1			$27,462.5			$24,852.8

Net interest income/spread (5)		$238.7	3.94%		$237.6	3.97%		$222.5	4.06%

Net interest margin			3.97%			4.01%			4.13%

Operating net interest margin (6)			3.89%			4.01%			4.09%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	Interest income for the three months ended June 30, 2012 includes $4.7 million of cost recovery income; yield of 5.23% without cost recovery income.
(5)	The fully taxable equivalent adjustment was $2.7 million, $2.5 million and $1.3 million for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively.
(6)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2012			June 30, 2011
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$548.3	$0.7	0.25%	$680.3	$1.0	0.29%
Securities purchased under agreements to resell	—	—	—	55.0	0.1	0.17
Securities (2)	2,857.5	37.8	2.65	3,177.0	44.9	2.83
Loans held for sale	32.5	0.9	5.63	34.4	1.0	6.00
Loans:
Commercial (3)	7,433.5	189.9	5.11	5,740.0	166.5	5.80
Commercial real estate (4)	7,065.3	188.1	5.32	6,804.8	194.1	5.71
Residential mortgage	3,759.9	72.0	3.83	2,784.0	59.0	4.24
Consumer	2,188.7	40.7	3.72	2,144.0	41.5	3.87

Total loans	20,447.4	490.7	4.80	17,472.8	461.1	5.28

Total earning assets	23,885.7	$530.1	4.44%	21,419.5	$508.1	4.74%

Other assets	3,722.1			3,318.8

Total assets	$27,607.8			$24,738.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,501.6	$—	—%	$3,823.7	$—	—%
Savings, interest-bearing checking and money market	11,349.0	21.1	0.37	9,185.4	24.5	0.53
Time	5,165.9	25.6	0.99	5,076.4	28.5	1.12

Total deposits	21,016.5	46.7	0.45	18,085.5	53.0	0.59

Borrowings:
Retail repurchase agreements	480.3	0.7	0.28	448.5	1.0	0.43
FHLB advances	331.4	2.4	1.48	489.1	3.7	1.53
Federal funds purchased and other borrowings	34.8	0.2	0.80	41.3	0.2	0.67

Total borrowings	846.5	3.3	0.77	978.9	4.9	0.99

Subordinated notes and debentures	159.9	3.8	4.76	173.0	6.2	7.21

Total funding liabilities	22,022.9	$53.8	0.49%	19,237.4	$64.1	0.67%

Other liabilities	382.4			319.6

Total liabilities	22,405.3			19,557.0
Stockholders’ equity	5,202.5			5,181.3

Total liabilities and stockholders’ equity	$27,607.8			$24,738.3

Net interest income/spread (5)		$476.3	3.95%		$444.0	4.07%

Net interest margin			3.99%			4.15%

Operating net interest margin (6)			3.95%			4.04%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	Interest income for the six months ended June 30, 2012 includes $4.7 million of cost recovery income; yield of 5.19% without cost recovery income.
(5)	The fully taxable equivalent adjustment was $5.2 million and $2.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.
(6)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

	Three Months Ended June 30, 2012 Compared To
	June 30, 2011			March 31, 2012
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$(0.1)	$(0.1)	$—	$—	$—
Securities	(2.1)	(2.5)	(4.6)	1.4	(1.0)	0.4
Loans held for sale	0.2	—	0.2	(0.2)	0.1	(0.1)
Loans:
Commercial	18.2	(11.6)	6.6	1.6	(4.7)	(3.1)
Commercial real estate	6.3	(2.4)	3.9	(1.4)	6.1	4.7
Residential mortgage	9.1	(3.0)	6.1	0.9	(1.2)	(0.3)
Consumer	0.4	(1.1)	(0.7)	(0.2)	(0.5)	(0.7)

Total loans	34.0	(18.1)	15.9	0.9	(0.3)	0.6

Total change in interest and dividend income	32.1	(20.7)	11.4	2.1	(1.2)	0.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.5	(4.8)	(2.3)	0.3	(1.2)	(0.9)
Time	0.2	(0.7)	(0.5)	(0.4)	1.8	1.4

Total deposits	2.7	(5.5)	(2.8)	(0.1)	0.6	0.5

Borrowings:
Retail repurchase agreements	—	(0.2)	(0.2)	—	(0.1)	(0.1)
FHLB advances	(0.6)	—	(0.6)	—	—	—
Federal funds purchased and other borrowings	—	—	—	—	—	—

Total borrowings	(0.6)	(0.2)	(0.8)	—	(0.1)	(0.1)

Subordinated notes and debentures	(0.1)	(1.1)	(1.2)	—	(0.6)	(0.6)

Total change in interest expense	2.0	(6.8)	(4.8)	(0.1)	(0.1)	(0.2)

Change in net interest income	$30.1	$(13.9)	$16.2	$2.2	$(1.1)	$1.1

Volume and Rate Analysis

	Six Months Ended June 30, 2012
	Compared To June 30, 2011
	Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.2)	$(0.1)	$(0.3)
Securities purchased under agreements to resell	—	(0.1)	(0.1)
Securities	(4.3)	(2.8)	(7.1)
Loans held for sale	(0.1)	—	(0.1)
Loans:
Commercial	7.3	(13.4)	(6.1)
Commercial real estate	45.0	(21.4)	23.6
Residential mortgage	19.1	(6.2)	12.9
Consumer	0.9	(1.7)	(0.8)

Total loans	72.3	(42.7)	29.6

Total change in interest and dividend income	67.7	(45.7)	22.0

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	5.0	(8.4)	(3.4)
Time	0.5	(3.4)	(2.9)

Total deposits	5.5	(11.8)	(6.3)

Borrowings:
Retail repurchase agreements	0.1	(0.4)	(0.3)
FHLB advances	(1.2)	(0.1)	(1.3)
Federal funds purchased and other borrowings	—	—	—

Total borrowings	(1.1)	(0.5)	(1.6)

Subordinated notes and debentures	(0.4)	(2.0)	(2.4)

Total change in interest expense	4.0	(14.3)	(10.3)

Change in net interest income	$63.7	$(31.4)	$32.3

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Bank service charges	$32.5	$30.3	$32.9	$62.8	$63.9
Investment management fees	8.7	8.6	8.3	17.3	16.5
Insurance revenue	7.2	8.4	6.6	15.6	14.5
Brokerage commissions	3.4	3.1	3.3	6.5	6.5
Net gains on sales of residential mortgage loans	2.8	3.6	1.1	6.4	4.2
Net gains on sales of acquired loans	0.7	—	7.2	0.7	12.7
Net security gains	—	—	0.1	—	0.2
Other non-interest income:
Operating lease income	7.7	6.7	6.2	14.4	12.3
Commercial banking fees	6.7	4.8	4.4	11.5	9.5
Merchant services income, net	1.3	1.1	1.1	2.4	2.1
Bank-owned life insurance	1.2	1.8	1.4	3.0	2.6
Other	3.5	4.0	4.0	7.5	6.2

Total other non-interest income	20.4	18.4	17.1	38.8	32.7

Total non-interest income	$75.7	$72.4	$76.6	$148.1	$151.2

Total non-interest income decreased $0.9 million compared to the second quarter of 2011 and increased $3.3 million compared to the first quarter of 2012. Included in the second quarter of 2012 and 2011 are net gains on sales of acquired loans of $0.7 million and $7.2 million, respectively (see below). The increase in non-interest income compared to the first quarter of 2012 reflects continued progress in fee-based business partially offset by weakness in insurance revenue and lower gains on sales of residential mortgage loans.

The improvement in bank service charges from the first quarter of 2012 primarily reflects increases in cash management fees and seasonally higher interchange and other fees. Bank service charges continue to be impacted as a result of certain provisions of the DFA (see Recent Market Developments). The decrease in insurance revenue reflects the seasonal nature of insurance renewals.

The decrease in net gains on sales of residential mortgage loans from the first quarter of 2012 reflects the lower level of residential mortgage loan sales (a 13% decrease in volume in the second quarter of 2012 from the first quarter) due to the higher level of refinancing activity in the first quarter of 2012. Net gains on sales of residential mortgage loans in 2012 continue to reflect improved “pricing” on residential mortgage loans sold.

Net gains on sales of acquired loans in the second quarter of 2012 and 2011 reflect sales of acquired loans with contractual balances of approximately $2 million and $56 million, respectively (carrying amounts of approximately $2 million and $41 million, respectively).

BOLI income totaled $1.2 million ($1.8 million on a taxable-equivalent basis) in the second quarter of 2012, compared to $1.4 million ($2.2 million on a taxable-equivalent basis) in the year-ago quarter and $1.8 million ($2.7 million on a taxable-equivalent basis) in the first quarter of 2012. BOLI income in the first quarter of 2012 included death benefits received totaling $0.3 million.

The increase in operating lease income reflects higher levels of equipment leased to PCLC customers while the increase in commercial banking fees primarily reflects higher prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $12.7 billion and $4.4 billion, respectively, at June 30, 2012 compared to $12.5 billion and $4.3 billion, respectively, at December 31, 2011.

In June 2005, a group of U.S. merchants filed a class action lawsuit against VISA and MasterCard claiming that the way VISA and MasterCard set interchange rates was a violation of anti-trust laws. In July 2012, the parties announced a settlement to the lawsuit in which VISA and MasterCard proposed to pay $7.25 billion to the merchants ($6.05 billion in cash and $1.2 billion from an eight month reduction in credit card interchange). The settlement, which is contingent on approval by a judge and acceptance by the merchants in the lawsuit, is not expected to have a significant impact on the Company’s financial results.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Compensation and benefits	$104.5	$110.3	$102.5	$214.8	$207.9
Occupancy and equipment	34.1	33.4	30.9	67.5	64.0
Professional and outside service fees	17.5	15.3	17.4	32.8	33.3
Other non-interest expense:
Regulatory	7.6	7.8	7.3	15.4	14.8
Amortization of other acquisition-related intangibles	6.8	6.6	6.0	13.4	11.9
Amortization of leased equipment	6.4	5.6	5.1	12.0	10.2
Stationery, printing, postage and telephone	5.4	5.7	5.2	11.1	10.4
Advertising and promotion	5.1	4.4	4.5	9.5	7.8
Other	18.3	19.5	21.7	37.8	40.0

Total other non-interest expense	49.6	49.6	49.8	99.2	95.1

Total	205.7	208.6	200.6	414.3	400.3
Merger-related expenses	—	—	6.4	—	9.5

Total non-interest expense	$205.7	$208.6	$207.0	$414.3	$409.8

Efficiency ratio	61.5%	63.2%	64.9%	62.3%	65.1%

Excluding the effect of merger-related expenses, total non-interest expense in the second quarter of 2012 increased $5.1 million compared to the second quarter of 2011 and decreased $2.9 million compared to the first quarter of 2012. Merger-related expenses consist of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings. Total non-interest expense in the third quarter of 2012 will reflect the impact of a full quarter of expenses relating to the purchase of 57 branches late in the second quarter (approximately a $7.1 million increase from the second quarter).

The lower efficiency ratio in the second quarter of 2012 compared to the second quarter of 2011 reflects a 7% increase in operating revenues partially offset by a 2% increase in operating expenses. As compared to the first quarter of 2012, the decrease in the efficiency ratio reflects a 1% increase in operating revenues and a 2% decrease in operating expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $2.0 million compared to the year-ago quarter and decreased $5.8 million compared to the first quarter of 2012. The year-over-year increase reflects additional compensation and benefit costs resulting from the Danvers acquisition (effective July 1, 2011), normal merit increases and higher benefit-related costs. The decrease from the first quarter of 2012 primarily reflects lower payroll tax expense as a result of more employees having reached the maximum payroll tax limit and lower benefit-related costs.

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

The increase in occupancy and equipment compared to the second quarter of 2011 primarily reflects the incremental costs associated with the continued geographic expansion of the Company’s franchise. The increase in amortization expense of leased equipment relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2012 and each of the next five years is as follows: $26.8 million in 2012; $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; and $21.6 million in 2017.

Income Taxes

People’s United Financial’s effective income tax rate was 32.5% for the six months ended June 30, 2012, which approximates the expected income tax rate for the remainder of 2012, compared to 32.7% for the full-year of 2011. The difference between People’s United Financial’s effective income tax rate for the six months ended June 30, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax exempt interest earned on certain investments; (iii) tax exempt income from bank-owned life insurance; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at June 30, 2012 were $28.2 billion, a $586 million increase from December 31, 2011, reflecting increases of $771 million in total securities and $206 million in total loans, partially offset by decreases of $338 million in short-term investments, $47 million in other assets and $45 million in loans held for sale.

At June 30, 2012, liabilities totaled $23.0 billion, a $665 million increase from December 31, 2011, reflecting increases of $642 million in total deposits and $103 million in total borrowings, partially offset by an $81 million decrease in other liabilities. On June 22, 2012, People’s United Bank acquired 57 branches and assumed approximately $324 million in deposits associated with these branches. See Note 2 to the Consolidated Financial Statements for a further discussion.

The increase in total loans from December 31, 2011 to June 30, 2012 reflects increases of $204 million in residential mortgage loans, $134 million in commercial and industrial loans, and $92 million in equipment financing loans, partially offset by decreases of $173 million in commercial real estate loans and $51 million in consumer loans. Originated loans increased $791 million from December 31, 2011 (commercial banking loans increased $561 million and retail loans increased $230 million) and acquired loans decreased $585 million.

Non-performing assets (excluding acquired non-performing loans) totaled $294.5 million at June 30, 2012, a $42.2 million decrease from year-end 2011, primarily reflecting decreases in non-performing commercial real estate loans of $16.2 million, repossessed assets of $8.9 million, real estate owned (“REO”) of $7.1 million, non-performing equipment financing loans of $5.6 million and non-performing residential mortgage loans of $5.2 million. The allowance for loan losses was $180.3 million at June 30, 2012 compared to $182.9 million at December 31, 2011. At June 30, 2012, the originated allowance for loan losses as a percent of originated loans was 1.00% and as a percent of originated non-performing loans was 65.6%, compared to 1.04% and 59.7%, respectively, at December 31, 2011.

People’s United Financial’s total stockholders’ equity was $5.1 billion at June 30, 2012, a $78 million decrease from December 31, 2011. This decrease primarily reflects dividends paid of $110.0 million and open market repurchases of 9.0 million shares of common stock at a total cost of $110.1 million, partially offset by net income of $123.4 million. As a percentage of total assets, stockholders’ equity was 18.3% at June 30, 2012 compared to 19.0% at December 31, 2011. Tangible stockholders’ equity as a percentage of tangible assets was 11.5% at June 30, 2012 compared to 12.0% at December 31, 2011.

People’s United Financial’s (consolidated) tier 1 and total risk-based capital ratios were 14.1% and 15.6%, respectively, at June 30, 2012, compared to 14.8% and 16.2%, respectively, at December 31, 2011. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.0%, 13.1% and 14.0%, respectively, at June 30, 2012, compared to 11.1%, 13.1% and 14.0%, respectively, at December 31, 2011 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. The following tables summarize People’s United Financial’s loan portfolios.

Commercial Real Estate

(in millions)	June 30, 2012	December 31, 2011
Property Type:
Office buildings	$2,158.2	$2,130.1
Retail	1,747.5	1,730.2
Residential (multi-family)	1,616.1	1,796.7
Industrial/manufacturing	524.3	499.8
Hospitality and entertainment	377.1	404.9
Mixed/Special use	212.1	237.9
Land	126.7	139.3
Self storage	120.2	129.2
Health care	58.6	40.0
Other properties	58.9	64.1

Total commercial real estate	$6,999.7	$7,172.2

Commercial and Industrial

(in millions)	June 30, 2012	December 31, 2011
Industry:
Finance, insurance and real estate	$1,471.2	$1,300.0
Service	1,005.3	1,087.6
Manufacturing	822.8	765.2
Wholesale distribution	540.8	522.6
Retail sales	529.1	527.4
Health services	416.9	448.1
Construction	197.2	209.3
Transportation/utility	136.3	112.8
Arts/entertainment/recreation	134.6	147.1
Public administration	89.7	86.0
Agriculture	22.3	24.4
Other	120.3	122.1

Total commercial and industrial	$5,486.5	$5,352.6

Equipment Financing

	June 30,	December 31,
(in millions)	2012	2011
Industry:
Transportation/utility	$679.9	$614.7
Construction	399.0	412.2
Printing	289.5	331.7
General manufacturing	149.7	134.0
Waste	149.6	136.6
Retail sales	128.3	114.3
Packaging	99.6	92.1
Wholesale distribution	58.1	49.3
Health services	52.8	41.6
Service	52.5	47.9
Food services	29.5	32.3
Other	32.6	22.7

Total equipment financing	$2,121.1	$2,029.4

Residential Mortgage

(in millions)	June 30, 2012	December 31, 2011
Adjustable-rate	$3,208.8	$2,947.7
Fixed-rate	623.1	680.7

Total residential mortgage	$3,831.9	$3,628.4

Consumer

(in millions)	June 30, 2012	December 31, 2011
Home equity lines of credit	$1,851.8	$1,862.3
Home equity loans	187.1	195.4
Indirect auto	83.1	117.0
Other	44.7	42.7

Total consumer	$2,166.7	$2,217.4

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

During the six months ended June 30, 2012, we performed 30 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles.

At June 30, 2012, the loan portfolio included $660 million of interest-only residential mortgage loans, of which $17 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At June 30, 2012, non-performing residential mortgage loans totaling $4.4 million had current loan-to-value ratios of more than 100%.

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

During the first six months of 2012, the Company repurchased from government sponsored enterprises (“GSEs”) and other parties a total of six residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $0.9 million and related fees and expenses incurred totaled less than $50,000. During that same time period, the Company issued seven investor refunds under contractual obligations as a result of early payoffs, and sales and settlement differences on seven loans that totaled less than $25,000. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.4 million as of June 30, 2012.

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

The following table sets forth, as of June 30, 2012, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2012	$66.2
2013	252.6
2014	338.8
2015	367.2
2016	372.8
2017	487.8
Later years	1,781.6

Total	$3,667.0

Essentially all of our HELOCs (97%) are presently in their draw period. Our default and delinquency statistics indicate a higher level of occurrence for converted amortizing payment loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at June 30, 2012 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,805.4	$21.6	1.20%
Amortizing payment	46.4	2.4	5.19

For the six months ended June 30, 2012, approximately 35% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of our home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum loan-to-value ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower loan-to-value ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire HEL portfolio with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of June 30, 2012, full and complete first lien position data was not readily available for approximately 80% of the HEL portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of June 30, 2012, the portion of the HEL portfolio greater than 90 days past due with a CLTV greater than 80% was $6.9 million.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of June 30, 2012, there were 65 loans totaling $5.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 29 of the loans (totaling $1.4 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 29 loans was $0.8 million as of June 30, 2012. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 55% as of June 30, 2012.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower loan-to-value ratios; and (iii) higher credit scores. Notwithstanding the maximum loan-to-value ratios and minimum FICO scores discussed previously, actual loan-to-value ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of June 30, 2012, approximately 74% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

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

People’s United Financial’s construction loan portfolio totaled $654 million (approximately 3% of total loans) at June 30, 2012. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $874 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At June 30, 2012, construction loans totaling $217 million had remaining available interest reserves totaling $16 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $18 million of restructured construction loans as of June 30, 2012.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the six months ended June 30, 2012.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first six months of 2012. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At June 30, 2012, the allowance for loan losses on acquired loans was $4.8 million.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Allowance for loan losses on originated loans:
Balance at beginning of period	$175.5	$175.5	$177.5	$175.5	$172.5
Charge-offs	(12.3)	(12.9)	(17.4)	(25.2)	(27.8)
Recoveries	1.5	1.7	1.9	3.2	2.7

Net loan charge-offs	(10.8)	(11.2)	(15.5)	(22.0)	(25.1)
Provision for loan losses	10.8	11.2	14.0	22.0	28.6

Balance at end of period	$175.5	$175.5	$176.0	$175.5	$176.0

Allowance for loan losses on acquired loans:
Balance at beginning of period	$7.7	$7.4	$—	$7.4	$—
Charge-offs	(2.7)	—	—	(2.7)	—
Provision for loan losses	(0.2)	0.3	—	0.1	—

Balance at end of period	$4.8	$7.7	$—	$4.8	$—

Originated allowance for loan losses as a percentage of:
Originated loans	1.00%	1.03%	1.15%	1.00%	1.15%
Originated non-performing loans	65.6	61.5	68.0	65.6	68.0
Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	1.28	1.34	1.55	1.28	1.55
Retail originated allowance for loan losses as a percentage of originated retail loans	0.37	0.34	0.25	0.37	0.25

The provision for loan losses in the second quarter of 2012 totaled $10.6 million, reflecting $13.5 million in net loan charge-offs (including $7.5 million against previously-established specific reserves) and a $4.6 million increase in the allowance for loan losses due to loan growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses totaled $14.0 million in the second quarter of 2011, reflecting $15.5 million in net loan charge-offs and a $1.5 million decrease in the allowance for loan losses. Management believes that the level of the allowance for loan losses at June 30, 2012 is appropriate to cover probable losses.

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

Net Loan Charge-Offs

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial Banking:
Commercial real estate	$6.1	$5.0	$9.3	$11.1	$12.6
Commercial and industrial	3.1	1.6	1.7	4.7	4.0
Equipment financing	1.2	0.6	2.3	1.8	3.5

Total	10.4	7.2	13.3	17.6	20.1

Retail:
Residential mortgage	1.4	2.0	1.1	3.4	2.7
Home equity	1.4	1.7	0.8	3.1	1.6
Other consumer	0.3	0.3	0.3	0.6	0.7

Total	3.1	4.0	2.2	7.1	5.0

Total	$13.5	$11.2	$15.5	$24.7	$25.1

Net Loan Charge-Offs as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial Banking:
Commercial real estate	0.35%	0.28%	0.57%	0.32%	0.37%
Commercial and industrial	0.23	0.12	0.16	0.17	0.21
Equipment financing	0.22	0.12	0.46	0.17	0.34
Retail:
Residential mortgage	0.14	0.22	0.23	0.18	0.20
Home equity	0.28	0.33	0.16	0.31	0.17
Other consumer	0.67	0.70	0.83	0.69	0.68
Total portfolio	0.26%	0.22%	0.35%	0.24%	0.29%

The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at June 30, 2012 or December 31, 2011.

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

Non-Performing Assets

(dollars in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$90.5	$97.3	$106.7	$91.0	$90.2
Commercial and industrial	62.2	63.0	59.2	49.2	54.1
Equipment financing	37.3	39.6	42.9	37.9	36.0

Total	190.0	199.9	208.8	178.1	180.3

Retail:
Residential mortgage	63.7	70.0	68.9	65.5	65.8
Home equity	13.7	15.3	15.8	14.2	12.3
Other consumer	0.2	0.2	0.3	0.5	0.4

Total	77.6	85.5	85.0	80.2	78.5

Total originated non-performing loans (1)	267.6	285.4	293.8	258.3	258.8
REO	19.7	21.9	26.8	27.7	33.5
Repossessed assets	7.2	9.1	16.1	19.2	23.1

Total non-performing assets	$294.5	$316.4	$336.7	$305.2	$315.4

Originated non-performing loans as a percentage of originated loans	1.52%	1.67%	1.75%	1.60%	1.69%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.67	1.85	2.00	1.88	2.05
Tangible stockholders’ equity and originated allowance for loan losses	9.33	9.93	10.44	9.20	9.21

(1)	Reported net of government guarantees totaling $14.8 million at June 30, 2012, $15.6 million at March 31, 2012, $12.1 million at Dec. 31, 2011, $11.3 million at Sept. 30, 2011 and $10.7 million at June 30, 2011. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $225 million and $11 million, respectively, at June 30, 2012 and $235 million and $14 million, respectively, at December 31, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded because the risk of credit loss was considered in the Company’s estimate of acquisition-date fair value and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $42.2 million from December 31, 2011 and equaled 1.67% of originated loans, REO and repossessed assets at June 30, 2012. The decrease in total non-performing assets from December 31, 2011 reflects decreases in non-performing commercial real estate loans of $16.2 million, repossessed assets of $8.9 million, REO of $7.1 million, non-performing equipment financing loans of $5.6 million, non-performing residential mortgage loans of $5.2 million and non-performing consumer loans of $2.2 million, partially offset by increases in non-performing commercial and industrial loans of $3.0 million.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $539 million in originated potential problem loans at June 30, 2012. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At June 30, 2012, originated potential problem loans consisted of $262 million of commercial and industrial loans, $165 million of commercial real estate loans and $112 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may increase in 2012.

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses People’s United Financial’s and People’s United Bank’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals, and to repay borrowings and subordinated notes as they mature. People’s United Financial’s, as well as People’s United Bank’s, liquidity positions are monitored daily by management. The Asset and Liability Management Committee (“ALCO”) of People’s United Bank has been authorized by the Board of Directors of People’s United Financial to set guidelines to ensure maintenance of prudent levels of liquidity for People’s United Financial as well as for People’s United Bank. ALCO reports to the Treasury and Finance Committee of the Board of Directors of People’s United Financial.

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At June 30, 2012, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale. People’s United Bank’s liquid assets included $488 million in cash and cash equivalents, $3.6 billion in debt securities available for sale and $12 million in trading account securities. Securities available for sale with a fair value of $1.34 billion at June 30, 2012 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $21.5 billion at June 30, 2012 and represented 77% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $960 million and $160 million, respectively, at June 30, 2012, representing 3.5% and 0.6%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At June 30, 2012, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $5.0 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.8 billion at that date.

At June 30, 2012, People’s United Bank had outstanding commitments to originate loans totaling $1.1 billion and approved, but unused, lines of credit extended to customers totaling $4.4 billion (including $1.9 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.15 billion at June 30, 2012, a $78 million decrease from December 31, 2011. This decrease primarily reflects dividends paid of $110.0 million and open market repurchases of 9.0 million shares of common stock at a total cost of $110.1 million, partially offset by net income of $123.4 million.

Stockholders’ equity equaled 18.3% of total assets at June 30, 2012 compared to 19.0% at December 31, 2011. Tangible stockholders’ equity equaled 11.5% of tangible assets at June 30, 2012 compared to 12.0% at December 31, 2011.

In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of common stock. Under the repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the six months ended June 30, 2012, 9.0 million shares of People’s United Financial common stock were repurchased under this program at a total cost of $110.1 million. Through July 31, 2012, an additional 0.9 million shares were repurchased at a total cost of $9.7 million.

In July 2012, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.16 per share. The dividend is payable on August 15, 2012 to shareholders of record on August 1, 2012.

In June 2012, People’s United Bank paid a cash dividend of $55 million to People’s United Financial.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 11.0% at June 30, 2012, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC.

People’s United Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at June 30, 2012 with ratios of 11.0% and 14.0%, respectively, compared to 11.1% and 14.0%, respectively, at December 31, 2011. People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at June 30, 2012.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of June 30, 2012 to the OCC’s requirements. At June 30, 2012, People’s United Bank’s adjusted total assets, as defined, were $26.0 billion and its total risk-weighted assets, as defined, were $21.9 billion. At June 30, 2012, People’s United Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
				Classification as		Minimum
As of June 30, 2012	People’s United Bank			Well-Capitalized		Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,859.0	(1)	11.0%	n/a	n/a	$390.7	1.5%
Leverage (core) capital	2,859.0	(1)	11.0	$1,302.2	5.0%	1,041.8	4.0
Risk-based capital:
Tier 1	2,859.0	(1)	13.1	1,311.1	6.0	874.0	4.0
Total	3,060.2	(2)	14.0	2,185.1	10.0	1,748.1	8.0

(1)	Tier 1 capital represents People’s United Bank’s total equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in Tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	June 30, 2012	December 31, 2011
Tangible equity to tangible assets	11.5%	12.0%
Leverage (Tier 1 capital to adjusted total assets)	11.9	12.5
Tier 1 common equity to total risk-weighted assets (1)	13.6	14.3
Tier 1 risk-based capital to total risk-weighted assets	14.1	14.8
Total risk-based capital to total risk-weighted assets	15.6	16.2

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangibles.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements, which are referred to as Basel III. When implemented by the U.S. banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework is scheduled to commence January 1, 2013.

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

When fully phased in on January 1, 2019, Basel III requires financial institutions to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

In June 2012, the U.S. banking agencies issued proposed rules to address implementation of the Basel III framework for U.S. financial institutions. The proposed rules, which set forth changes in the calculation of risk-weighted assets and introduce limitations on what is permissible for inclusion as Tier 1 capital, would become effective according to a phase-in approach over several years beginning in 2013. In August 2012, the comment period for the proposed rules, which was originally scheduled to end in early September 2012, was extended to late October 2012.

The regulations ultimately applicable to U.S. financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. However, given the Company’s strong capital levels, no material impact is anticipated when the new rules are finally implemented. Management will continue to monitor these and future proposed regulations.

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

The following table shows the estimated percentage change in People’s United Financial’s Income at Risk over a one-year simulation period beginning June 30, 2012. Given the interest rate environment at that date, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Income at Risk
+300	19.9%
+200	13.1
+100	6.0
-25	(1.3)

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

The following table shows the estimated percentage change in People’s United Financial’s Economic Value of Equity at Risk, assuming various shifts in interest rates. Given the interest rate environment at June 30, 2012, simulations for declines in interest rates below 25 basis points were not deemed to be meaningful.

Rate Change (basis points)	Percent Change in Economic Value of Equity at Risk
+300	(1.0)%
+200	0.2
+100	0.5
-25	(1.1)

People’s United Financial’s interest rate risk position at June 30, 2012, as set forth in the Income at Risk and Economic Value of Equity at Risk tables above, reflects an asset sensitive Income at Risk position and a neutral Economic Value of Equity at Risk position at that date. Based on the Company’s current interest rate position, an immediate 100 basis points increase in interest rates translates to an approximate $55 million increase in net interest income on an annualized basis. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by People’s United Financial’s models.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At June 30, 2012, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2012 was $6.3 million, for which People’s United Financial had posted $5.4 million of collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.9 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of June 30, 2012 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$6.7
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	56	2
Fair value:
Recognized as a liability	$2.4	$0.2

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
	Commercial	Other
As of June 30, 2012 (dollars in millions)	Customers	Counterparties
Notional principal amounts	$959.9	$959.9
Weighted average interest rates:
Pay floating (receive fixed)	0.24% (2.47%)	—
Pay fixed (receive floating)	—	2.56% (0.29%)
Weighted average remaining term to maturity (in months)	86	86
Fair value:
Recognized as an asset	$76.8	$—
Recognized as a liability	—	71.4

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 94 through 97 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of June 30, 2012, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2012, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended June 30, 2012.

Issuer Purchases of Equity Securities
			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
April 1 – 30, 2012:
Tendered by employees (1)	1,463	$12.59	—	—
Publicly announced program (2)	713,200	$12.35	713,200	12,786,800
May 1 – 31, 2012:
Tendered by employees (1)	2,223	$11.78	—	—
Publicly announced program (2)	2,855,783	$11.98	2,855,783	9,931,017
June 1 – 30, 2012:
Tendered by employees (1)	1,350	$11.59	—	—
Publicly announced program (2)	931,017	$11.47	931,017	9,000,000

Total:
Tendered by employees (1)	5,036	$11.97	—	—
Publicly announced program (2)	4,500,000	$11.93	4,500,000	9,000,000

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

(2)	In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock, or 18.0 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

Through June 30, 2012, 9.0 million shares of People’s United Financial’s common stock had been repurchased under this program at a total cost of $110.1 million. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

3.2	Fifth Amended and Restated Bylaws of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 9, 2012	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2012	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

3.2	Fifth Amended and Restated Bylaws of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.