Form 10-Q
period 2012-09-30
People's United Financial, Inc.
filed 2012-11-02
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 19, 2012, there were 347,628,965 shares of the registrant’s common stock outstanding.

Item 1 – Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition – (Unaudited)

(in millions)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$358.3	$370.2
Short-term investments (note 3)	63.7	410.7

Total cash and cash equivalents	422.0	780.9

Securities (note 3):
Trading account securities, at fair value	6.3	71.8
Securities available for sale, at fair value	3,651.0	2,725.5
Securities held to maturity, at amortized cost (fair value of $60.9 million and $62.5 million)	56.2	56.4
Federal Home Loan Bank stock, at cost	73.7	77.7

Total securities	3,787.2	2,931.4

Loans held for sale	60.0	101.9

Loans (note 4):
Commercial	7,951.7	7,366.8
Commercial real estate	7,032.8	7,172.2
Residential mortgage	3,891.3	3,628.4
Consumer	2,164.2	2,217.4

Total loans	21,040.0	20,384.8
Less allowance for loan losses	(186.0)	(182.9)

Total loans, net	20,854.0	20,201.9

Goodwill (notes 2 and 7)	1,954.5	1,951.4
Other acquisition-related intangibles (note 7)	205.8	222.8
Premises and equipment	334.7	339.6
Bank-owned life insurance	335.5	332.7
Other assets (notes 4 and 12)	622.3	690.1

Total assets	$28,576.0	$27,552.7

Liabilities
Deposits:
Non-interest-bearing	$4,746.9	$4,506.2
Savings, interest-bearing checking and money market	11,729.0	10,970.4
Time	4,886.7	5,339.2

Total deposits	21,362.6	20,815.8

Borrowings:
Federal Home Loan Bank advances	629.3	332.4
Retail repurchase agreements	479.0	497.2
Federal funds purchased	415.0	—
Other borrowings	1.0	27.1

Total borrowings	1,524.3	856.7

Subordinated notes and debentures	160.4	159.6
Other liabilities (note 12)	421.3	505.2

Total liabilities	23,468.6	22,337.3

Commitments and contingencies (note 9)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 395.9 million shares and 395.4 million shares issued)	3.9	3.9
Additional paid-in capital	5,263.9	5,247.0
Retained earnings	750.1	734.5
Treasury stock, at cost (48.3 million shares and 38.0 million shares) (note 5)	(656.2)	(493.5)
Accumulated other comprehensive loss (note 5)	(79.0)	(95.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.4 million shares and 8.7 million shares) (note 8)	(175.3)	(180.7)

Total stockholders’ equity	5,107.4	5,215.4

Total liabilities and stockholders’ equity	$28,576.0	$27,552.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income – (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2012	2011	2012	2011
Interest and dividend income:
Commercial real estate	$91.3	$98.0	$279.4	$292.1
Commercial	91.3	95.1	275.2	254.3
Residential mortgage	37.1	34.5	109.1	93.5
Consumer	19.8	21.5	60.5	63.0

Total interest on loans	239.5	249.1	724.2	702.9
Securities	20.3	21.7	56.6	66.1
Loans held for sale	0.5	0.4	1.4	1.4
Short-term investments	—	0.5	0.7	1.6

Total interest and dividend income	260.3	271.7	782.9	772.0

Interest expense:
Deposits	22.1	28.5	68.8	81.5
Borrowings	1.8	2.4	5.1	7.3
Subordinated notes and debentures	1.6	3.1	5.4	9.3

Total interest expense	25.5	34.0	79.3	98.1

Net interest income	234.8	237.7	703.6	673.9
Provision for loan losses (note 4)	15.1	14.4	37.2	43.0

Net interest income after provision for loan losses	219.7	223.3	666.4	630.9

Non-interest income:
Bank service charges	33.0	35.8	95.8	99.7
Investment management fees	8.7	8.4	26.0	24.9
Insurance revenue	9.5	9.0	25.1	23.5
Brokerage commissions	2.8	2.8	9.3	9.3
Net gains on sales of residential mortgage loans	3.6	1.3	10.0	5.5
Net gains (losses) on sales of acquired loans	—	(4.8)	0.7	7.9
Net security gains	—	8.6	—	8.8
Other non-interest income	23.8	23.6	62.6	56.3

Total non-interest income	81.4	84.7	229.5	235.9

Non-interest expense:
Compensation and benefits	106.7	110.1	321.5	318.0
Occupancy and equipment	36.5	34.9	104.0	98.9
Professional and outside service fees	15.8	18.6	48.6	51.9
Merger-related expenses	—	20.1	—	29.6
Other non-interest expense (note 7)	49.9	48.2	149.1	143.3

Total non-interest expense	208.9	231.9	623.2	641.7

Income before income tax expense	92.2	76.1	272.7	225.1
Income tax expense	30.0	24.6	88.6	74.1

Net income	$62.2	$51.5	$184.1	$151.0

Earnings per common share (note 6):
Basic	$0.18	$0.14	$0.54	$0.43
Diluted	0.18	0.14	0.54	0.43

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income – (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net income	$62.2	$51.5	$184.1	$151.0

Other comprehensive income, net of tax:
Net actuarial loss, prior service cost and transition obligation related to pension and other postretirement benefit plans	0.9	12.4	3.1	16.1
Net unrealized gains and losses on securities available for sale	11.1	20.5	15.8	46.1
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.8)	0.5	(2.1)	—

Total other comprehensive income, net of tax	11.2	33.4	16.8	62.2

Total comprehensive income	$73.4	$84.9	$200.9	$213.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity – (Unaudited)

					Accumulated	Unallocated
For the nine months ended September 30, 2012 (in millions, except per share data)		Additional			Other	ESOP	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Common	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance at December 31, 2011	$3.9	$5,247.0	$734.5	$(493.5)	$(95.8)	$(180.7)	$5,215.4
Net income	—	—	184.1	—	—	—	184.1
Other comprehensive income, net of tax	—	—	—	—	16.8	—	16.8
Cash dividends on common stock ($0.4775 per share)	—	—	(164.3)	—	—	—	(164.3)
Restricted stock awards	—	10.9	(0.4)	1.0	—	—	11.5
ESOP common stock committed to be released (note 8)	—	—	(2.2)	—	—	5.4	3.2
Common stock repurchased (note 5)	—	—	—	(163.7)	—	—	(163.7)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)
Stock options and related tax benefits	—	6.0	—	—	—	—	6.0

Balance at September 30, 2012	$3.9	$5,263.9	$750.1	$(656.2)	$(79.0)	$(175.3)	$5,107.4

					Accumulated	Unallocated
For the nine months ended September 30, 2011 (in millions, except per share data)		Additional			Other	ESOP	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Common	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance at December 31, 2010	$3.7	$4,978.8	$769.4	$(248.9)	$(99.0)	$(187.9)	$5,216.1
Net income	—	—	151.0	—	—	—	151.0
Other comprehensive income, net of tax	—	—	—	—	62.2	—	62.2
Common stock issued in the Danvers acquisition, net (note 2)	0.2	247.7	—	—	—	—	247.9
Cash dividends on common stock ($0.4700 per share)	—	—	(166.1)	—	—	—	(166.1)
Restricted stock awards	—	10.3	(1.0)	1.8	—	—	11.1
ESOP common stock committed to be released (note 8)	—	—	(2.0)	—	—	5.4	3.4
Common stock repurchased (note 5)	—	—	—	(247.2)	—	—	(247.2)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)
Stock options and related tax benefits	—	5.7	—	—	—	—	5.7

Balance at September 30, 2011	$3.9	$5,242.5	$749.7	$(494.3)	$(36.8)	$(182.5)	$5,282.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows – (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2012	2011
Cash Flows from Operating Activities:
Net income	$184.1	$151.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	37.2	43.0
Depreciation and amortization of premises and equipment	29.1	28.8
Amortization of leased equipment	18.9	15.5
Amortization of other acquisition-related intangibles	20.1	18.9
Net security gains	—	(8.8)
Net gains on sales of residential mortgage loans	(10.0)	(5.5)
Net gains on sales of acquired loans	(0.7)	(7.9)
ESOP common stock committed to be released	3.2	3.4
Expense related to share-based awards	17.1	18.3
Originations of loans held-for-sale	(651.1)	(367.0)
Proceeds from sales of loans held-for-sale	703.0	423.5
Net decrease in trading account securities	65.5	13.6
Net changes in other assets and liabilities	14.5	(207.4)

Net cash provided by operating activities	430.9	119.4

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	520.0
Proceeds from principal repayments and maturities of securities available for sale	662.6	664.9
Proceeds from sales of securities available for sale	—	969.4
Proceeds from principal repayments of securities held to maturity	0.2	0.1
Proceeds from redemption of FHLB stock	4.0	4.1
Purchases of securities available for sale	(1,560.1)	(858.7)
Purchases of securities held to maturity	—	(1.0)
Proceeds from sales of loans	9.9	130.1
Loan disbursements, net of principal collections	(741.0)	(1,166.7)
Purchases of premises and equipment	(14.2)	(24.4)
Purchases of leased equipment	(46.0)	(13.3)
Proceeds from sales of real estate owned	20.2	22.3
Return of premiums on bank-owned life insurance, net	1.4	0.7
Net cash received in branch transactions	298.2	—
Net cash acquired in acquisition	—	146.8

Net cash (used in) provided by investing activities	(1,364.8)	394.3

Cash Flows from Financing Activities:
Net increase in deposits	233.4	485.5
Net increase in borrowings with terms of three months or less	671.3	43.9
Repayments of borrowings with terms of more than three months	(0.4)	(389.9)
Repayments of subordinated notes and debentures	—	(43.7)
Cash dividends paid on common stock	(164.3)	(166.1)
Common stock repurchases	(165.3)	(248.8)
Proceeds from stock options exercised, including excess income tax benefits	0.3	0.9

Net cash provided by (used in) financing activities	575.0	(318.2)

Net (decrease) increase in cash and cash equivalents	(358.9)	195.5
Cash and cash equivalents at beginning of period	780.9	954.5

Cash and cash equivalents at end of period	$422.0	$1,150.0

Supplemental Information:
Interest payments	$85.7	$106.6
Income tax payments	73.6	82.0
Real estate properties acquired by foreclosure	18.2	15.5
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	12.4	2,243.7
Liabilities	325.4	2,355.4
Common stock issued in acquisitions	—	247.9

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

As discussed in Note 13, previously reported results have been revised to reflect a reduction in interest income on certain acquired loans, including results reported in this Form 10-Q for the three and nine months ended September 30, 2011.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by the Quarterly Reports for the periods ended March 31, 2012 and
June 30, 2012 and this Quarterly Report for the period ended September 30, 2012, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

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

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2012 and December 31, 2011, tax deductible goodwill totaled $15.1 million and $16.7 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.2	$0.6	$—	$30.8
GSE (1) residential mortgage-backed securities and CMOs (2)	3,100.9	75.1	(0.4)	3,175.6
State and municipal	366.2	15.5	(0.1)	381.6
Corporate	57.7	2.2	—	59.9
Other	2.6	0.3	—	2.9

Total debt securities	3,557.6	93.7	(0.5)	3,650.8
Equity securities	0.2	—	—	0.2

Total securities available for sale	$3,557.8	$93.7	$(0.5)	$3,651.0

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.7	$—	$59.7
Other	1.2	—	—	1.2

Total securities held to maturity	$56.2	$4.7	$—	$60.9

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$80.5	$0.5	$—	$81.0
GSE residential mortgage-backed securities and CMOs	2,388.9	60.4	(1.5)	2,447.8
State and municipal	127.8	9.9	—	137.7
Corporate	57.4	0.3	(1.2)	56.5
Other	2.6	—	(0.3)	2.3

Total debt securities	2,657.2	71.1	(3.0)	2,725.3
Equity securities	0.2	—	—	0.2

Total securities available for sale	$2,657.4	$71.1	$(3.0)	$2,725.5

Securities held to maturity:
Debt securities:
Corporate	$55.0	$6.1	$—	$61.1
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$6.1	$—	$62.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $50,000.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$506.0	$(0.4)	$—	$—	$506.0	$(0.4)
State and municipal	19.4	(0.1)	0.1	—	19.5	(0.1)

Total	$525.4	$(0.5)	$0.1	$—	$525.5	$(0.5)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$324.0	$(1.5)	$—	$—	$324.0	$(1.5)
Corporate	42.3	(1.2)	—	—	42.3	(1.2)
Other	2.3	(0.3)	—	—	2.3	(0.3)
State and municipal	0.7	—	—	—	0.7	—

Total	$369.3	$(3.0)	$—	$—	$369.3	$(3.0)

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

Management believes that all gross unrealized losses within the securities portfolio at September 30, 2012 and December 31, 2011 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2012 and 2011.

People’s United Financial records security transactions on the trade date and uses the specific identification method to determine the cost of securities sold.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities at September 30, 2012, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$24.9	$25.0	$—	$—
After 5 but within 10 years	5.3	5.8	—	—

Total	30.2	30.8	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	815.1	817.6	—	—
After 10 years	2,285.8	2,358.0	—	—

Total	3,100.9	3,175.6	—	—

State and municipal:
Within 1 year	1.5	1.6	—	—
After 1 but within 5 years	14.9	15.6	—	—
After 5 but within 10 years	96.1	100.6	—	—
After 10 years	253.7	263.8	—	—

Total	366.2	381.6	—	—

Corporate:
After 1 but within 5 years	57.7	59.9	—	—
After 5 but within 10 years	—	—	55.0	59.7

Total	57.7	59.9	55.0	59.7

Other:
Within 1 year	—	—	0.2	0.2
After 1 but within 5 years	—	—	1.0	1.0
After 10 years	2.6	2.9	—	—

Total	2.6	2.9	1.2	1.2

Total:
Within 1 year	26.4	26.6	0.2	0.2
After 1 but within 5 years	72.6	75.5	1.0	1.0
After 5 but within 10 years	916.5	924.0	55.0	59.7
After 10 years	2,542.1	2,624.7	—	—

Total	$3,557.6	$3,650.8	$56.2	$60.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $59.9 million and $63.9 million at September 30, 2012 and December 31, 2011, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). As with other investment securities, the investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at September 30, 2012 and the cost of the investment approximates fair value.

As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at both September 30, 2012 and December 31, 2011), which also pays a dividend.

The balance of short-term investments at September 30, 2012 and December 31, 2011 principally consisted of $40.9 million and $378.6 million, respectively, of interest-earning deposits at the Federal Reserve Bank of New York. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both September 30, 2012 and December 31, 2011.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	September 30, 2012			December 31, 2011
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$5,844.1	$1,188.7	$7,032.8	$5,485.5	$1,686.7	$7,172.2

Commercial and industrial	4,958.3	795.9	5,754.2	4,351.9	1,000.7	5,352.6
Equipment financing	2,019.4	178.1	2,197.5	1,703.7	310.5	2,014.2

Total commercial	6,977.7	974.0	7,951.7	6,055.6	1,311.2	7,366.8

Total Commercial Banking	12,821.8	2,162.7	14,984.5	11,541.1	2,997.9	14,539.0

Retail:
Residential mortgage:
Adjustable-rate	3,089.0	214.4	3,303.4	2,704.1	243.6	2,947.7
Fixed-rate	420.4	167.5	587.9	448.2	232.5	680.7

Total residential mortgage	3,509.4	381.9	3,891.3	3,152.3	476.1	3,628.4

Consumer:
Home equity	1,963.2	86.3	2,049.5	1,934.6	123.1	2,057.7
Other consumer	112.0	2.7	114.7	155.5	4.2	159.7

Total consumer	2,075.2	89.0	2,164.2	2,090.1	127.3	2,217.4

Total Retail	5,584.6	470.9	6,055.5	5,242.4	603.4	5,845.8

Total loans	$18,406.4	$2,633.6	$21,040.0	$16,783.5	$3,601.3	$20,384.8

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $41.9 million and $37.2 million at September 30, 2012 and December 31, 2011, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

For the three months ended September 30, 2012 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Total
Balance at beginning of period	$155.5	$4.8	$160.3	$20.0	$180.3

Charge-offs	(7.9)	—	(7.9)	(3.2)	(11.1)
Recoveries	0.7	—	0.7	1.0	1.7

Net loan charge-offs	(7.2)	—	(7.2)	(2.2)	(9.4)
Provision for loan losses	7.7	5.7	13.4	1.7	15.1

Balance at end of period	$156.0	$10.5	$166.5	$19.5	$186.0

For the nine months ended September 30, 2012 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Total
Balance at beginning of period	$160.4	$7.4	$167.8	$15.1	$182.9

Charge-offs	(24.5)	(2.7)	(27.2)	(11.8)	(39.0)
Recoveries	2.4	—	2.4	2.5	4.9

Net loan charge-offs	(22.1)	(2.7)	(24.8)	(9.3)	(34.1)
Provision for loan losses	17.7	5.8	23.5	13.7	37.2

Balance at end of period	$156.0	$10.5	$166.5	$19.5	$186.0

For the three months ended September 30, 2011 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Total
Balance at beginning of period	$163.9	$—	$163.9	$12.1	$176.0

Charge-offs	(10.4)	—	(10.4)	(4.2)	(14.6)
Recoveries	0.6	—	0.6	0.6	1.2

Net loan charge-offs	(9.8)	—	(9.8)	(3.6)	(13.4)
Provision for loan losses	9.9	—	9.9	4.5	14.4

Balance at end of period	$164.0	$—	$164.0	$13.0	$177.0

For the nine months ended September 30, 2011 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Total
Balance at beginning of period	$161.5	$—	$161.5	$11.0	$172.5

Charge-offs	(31.1)	—	(31.1)	(11.3)	(42.4)
Recoveries	1.2	—	1.2	2.7	3.9

Net loan charge-offs	(29.9)	—	(29.9)	(8.6)	(38.5)
Provision for loan losses	32.4	—	32.4	10.6	43.0

Balance at end of period	$164.0	$—	$164.0	$13.0	$177.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans		Originated Loans		Acquired Loans
As of September 30, 2012 (in millions)	Individually Evaluated		Collectively Evaluated		(Discounts Related to
	for Impairment		for Impairment		Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$207.7	$18.9	$12,614.1	$137.1	$2,162.7	$10.5	$14,984.5	$166.5
Retail	45.9	—	5,538.7	19.5	470.9	—	6,055.5	19.5

Total	$253.6	$18.9	$18,152.8	$156.6	$2,633.6	$10.5	$21,040.0	$186.0

	Originated Loans		Originated Loans		Acquired Loans
As of December 31, 2011 (in millions)	Individually Evaluated		Collectively Evaluated		(Discounts Related to
	for Impairment		for Impairment		Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$246.2	$23.0	$11,294.9	$137.4	$2,997.9	$7.4	$14,539.0	$167.8
Retail	15.6	—	5,226.8	15.1	603.4	—	5,845.8	15.1

Total	$261.8	$23.0	$16,521.7	$152.5	$3,601.3	$7.4	$20,384.8	$182.9

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	September 30, 2012	December 31, 2011
Commercial Banking:
Commercial real estate	$88.5	$106.7
Commercial and industrial	64.6	59.2
Equipment financing	37.4	42.9

Total (1)	190.5	208.8

Retail:
Residential mortgage	60.6	68.9
Home equity	14.6	15.8
Other consumer	0.3	0.3

Total	75.5	85.0

Total	$266.0	$293.8

(1)	Reported net of government guarantees totaling $14.1 million and $12.1 million at September 30, 2012 and December 31, 2011, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement totaling $191 million and $11 million, respectively, at September 30, 2012 and $235 million and $14 million, respectively, at December 31, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded because the risk of credit loss was considered in the Company’s estimate of acquisition-date fair value and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at September 30, 2012 or December 31, 2011.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $151.8 million and $112.9 million at September 30, 2012 and December 31, 2011, respectively. The related allowance for loan losses at September 30, 2012 and December 31, 2011 were $6.3 million and $7.5 million, respectively. Interest income recognized on TDRs totaled $1.3 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $4.6 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the nine months ended September 30, 2012.

Originated loans that were modified and classified as TDRs during the three and nine months ended September 30, 2012 and 2011 principally involve payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points). In accordance with recent regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy are required to be classified as TDRs. At September 30, 2012, the loan portfolio included 170 loans (91 residential mortgage and 79 home equity) totaling $22.2 million ($15.0 million residential mortgage and $7.2 million home equity) meeting such criteria. Included in those totals are 113 loans (67 residential mortgage and 46 home equity) totaling $12.6 million ($8.3 million residential mortgage and $4.3 million home equity) that were restructured prior to January 1, 2012. Loans restructured in bankruptcy during the nine months ended September 30, 2012 are included in the tables below.

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2012 and 2011. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

For the three months ended September 30, 2012 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	7	$25.0	$25.0
Commercial and industrial (2)	8	19.6	19.6
Equipment financing (3)	7	9.8	9.8

Total	22	54.4	54.4

Retail:
Residential mortgage (4)	24	7.2	7.2
Home equity (5)	17	1.4	1.4
Other consumer	—	—	—

Total	41	8.6	8.6

Total	63	$63.0	$63.0

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $22.2 million); or a combination of concessions (3 contracts; recorded investment of $2.8 million).
(2)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.1 million); payment deferral (2 contracts; recorded investment of $16.3 million); or a combination of concessions (5 contracts; recorded investment of $3.2 million).
(3)	Represents the following concessions: payment deferral (3 contracts; recorded investment of $6.4 million) or a combination of concessions (4 contracts; recorded investment of $3.4 million).
(4)	Represents the following concessions: loans restructured in bankruptcy (11 contracts; recorded investment of $3.3 million); payment deferral (4 contracts; recorded investment of $0.9 million); or a combination of concessions (9 contracts; recorded investment of $3.0 million).
(5)	Represents the following concessions: loans restructured in bankruptcy (10 contracts; recorded investment of $0.9 million); payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (5 contracts; recorded investment of $0.2 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For the nine months ended September 30, 2012 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	26	$35.0	$35.0
Commercial and industrial (2)	35	47.3	47.3
Equipment financing (3)	28	19.3	19.3

Total	89	101.6	101.6

Retail:
Residential mortgage (4)	61	21.6	21.6
Home equity (5)	49	4.2	4.2
Other consumer	—	—	—

Total	110	25.8	25.8

Total	199	$127.4	$127.4

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $24.8 million); payment deferral (3 contracts; recorded investment of $3.2 million); or a combination of concessions (15 contracts; recorded investment of $7.0 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $0.4 million); payment deferral (10 contracts; recorded investment of $36.2 million); temporary rate reduction (1 contract; recorded investment of $0.3 million); or a combination of concessions (21 contracts; recorded investment of $10.4 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.9 million); payment deferral (5 contracts; recorded investment of $8.5 million); or a combination of concessions (19 contracts; recorded investment of $7.9 million).
(4)	Represents the following concessions: loans restructured in bankruptcy (24 contracts; recorded investment of $6.9 million); payment deferral (9 contracts; recorded investment of $2.9 million); temporary rate reduction (5 contracts; recorded investment of $6.1 million); or a combination of concessions (23 contracts; recorded investment of $5.7 million).
(5)	Represents the following concessions: loans restructured in bankruptcy (33 contracts; recorded investment of $3.1 million); payment deferral (3 contracts; recorded investment of $0.5 million); or a combination of concessions (13 contracts; recorded investment of $0.6 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For the three months ended September 30, 2011 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	3	$0.5	$0.5
Commercial and industrial (2)	7	18.4	18.4
Equipment financing (3)	8	9.1	9.1

Total	18	28.0	28.0

Retail:
Residential mortgage (4)	1	0.5	0.5
Home equity	—	—	—
Other consumer	—	—	—

Total	1	0.5	0.5

Total	19	$28.5	$28.5

(1)	Represents the following concessions: extension of term (3 contracts; recorded investment of $0.5 million).
(2)	Represents the following concessions: extension of term (4 contracts; recorded investment of $18.0 million) or payment deferral (3 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.7 million); payment deferral (3 contracts; recorded investment of $2.8 million); or a combination of concessions (4 contracts; recorded investment of $5.6 million).
(4)	Represents the following concession: combination of concessions (1 contract; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For the nine months ended September 30, 2011 (dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	6	$2.0	$2.0
Commercial and industrial (2)	11	20.2	20.2
Equipment financing (3)	24	38.5	38.5

Total	41	60.7	60.7

Retail:
Residential mortgage (4)	19	8.1	8.1
Home equity (5)	1	0.5	0.5
Other consumer	—	—	—

Total	20	8.6	8.6

Total	61	$69.3	$69.3

(1)	Represents the following concessions: extension of term (3 contracts; recorded investment of $0.5 million); payment deferral (2 contracts; recorded investment of $0.5 million); or a combination of concessions (1 contract; recorded investment of $1.0 million).
(2)	Represents the following concessions: extension of term (5 contracts; recorded investment of $18.4 million); payment deferral (4 contracts; recorded investment of $0.7 million); or a combination of concessions (2 contracts; recorded investment of $1.1 million).
(3)	Represents the following concessions: extension of term (3 contracts; recorded investment of $4.8 million); payment deferral (7 contracts; recorded investment of $9.7 million); or a combination of concessions (14 contracts; recorded investment of $24.0 million).
(4)	Represents the following concessions: payment deferral (7 contracts; recorded investment of $3.7 million); temporary rate reduction (6 contracts; recorded investment of $1.9 million); or a combination of concessions (6 contracts; recorded investment of $2.5 million).
(5)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2012 and 2011. For purposes of this disclosure, the previous 12 months is measured from October 1 of the prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2012 or 2011.

	Three Months Ended
	September 30, 2012		September 30, 2011
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	3	$1.7	—	$—
Commercial and industrial	—	—	—	—
Equipment financing	1	—	—	—

Total	4	1.7	—	—

Retail:
Residential mortgage	8	6.2	6	2.6
Home equity	7	0.4	1	0.5
Other consumer	—	—	—	—

Total	15	6.6	7	3.1

Total	19	$8.3	7	$3.1

	Nine Months Ended
	September 30, 2012		September 30, 2011
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	4	$1.8	1	$0.5
Commercial and industrial	6	0.3	1	0.4
Equipment financing	13	1.5	4	3.1

Total	23	3.6	6	4.0

Retail:
Residential mortgage	18	9.9	9	2.8
Home equity	13	0.9	1	0.5
Other consumer	—	—	—	—

Total	31	10.8	10	3.3

Total	54	$14.4	16	$7.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of September 30, 2012			As of December 31, 2011
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$51.4	$47.8	$—	$84.3	$76.9	$—
Commercial and industrial	29.0	28.2	—	20.0	16.5	—
Equipment financing	19.6	15.7	—	31.1	24.3	—
Retail:
Residential mortgage	38.4	37.0	—	15.4	15.0	—
Home equity	9.6	8.9	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	$148.0	$137.6	$—	$151.4	$133.3	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$81.7	$49.7	$7.2	$71.0	$50.9	$10.4
Commercial and industrial	42.9	39.8	7.0	52.6	43.5	5.7
Equipment financing	31.6	26.5	4.7	39.6	34.1	6.9
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$156.2	$116.0	$18.9	$163.2	$128.5	$23.0

Total impaired loans:
Commercial Banking:
Commercial real estate	$133.1	$97.5	$7.2	$155.3	$127.8	$10.4
Commercial and industrial	71.9	68.0	7.0	72.6	60.0	5.7
Equipment financing	51.2	42.2	4.7	70.7	58.4	6.9

Total	256.2	207.7	18.9	298.6	246.2	23.0

Retail:
Residential mortgage	38.4	37.0	—	15.4	15.0	—
Home equity	9.6	8.9	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	48.0	45.9	—	16.0	15.6	—

Total	$304.2	$253.6	$18.9	$314.6	$261.8	$23.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended
	September 30, 2012		September 30, 2011
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$96.0	$0.2	$80.7	$0.8
Commercial and industrial	64.3	0.5	35.3	0.7
Equipment financing	43.2	0.2	57.7	0.3

Total	203.5	0.9	173.7	1.8

Retail:
Residential mortgage	24.9	0.3	14.5	0.2
Home equity	3.7	0.1	0.7	—
Other consumer	—	—	—	—

Total	28.6	0.4	15.2	0.2

Total	$232.1	$1.3	$188.9	$2.0

	Nine Months Ended
	September 30, 2012		September 30, 2011
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$103.3	$1.0	$85.5	$2.4
Commercial and industrial	62.9	1.7	29.2	2.0
Equipment financing	47.4	1.4	57.2	0.9

Total	213.6	4.1	171.9	5.3

Retail:
Residential mortgage	19.0	0.7	11.2	0.4
Home equity	1.8	0.2	0.6	—
Other consumer	—	—	—	—

Total	20.8	0.9	11.8	0.4

Total	$234.4	$5.0	$183.7	$5.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of aging information for originated loans:

		Past Due
As of September 30, 2012 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,743.9	$27.4	$72.8	$100.2	$5,844.1
Commercial and industrial	4,886.0	16.8	55.5	72.3	4,958.3
Equipment financing	1,967.5	41.0	10.9	51.9	2,019.4

Total	12,597.4	85.2	139.2	224.4	12,821.8

Retail:
Residential mortgage	3,387.4	64.8	57.2	122.0	3,509.4
Home equity	1,935.8	13.6	13.8	27.4	1,963.2
Other consumer	109.4	2.3	0.3	2.6	112.0

Total	5,432.6	80.7	71.3	152.0	5,584.6

Total originated loans	$18,030.0	$165.9	$210.5	$376.4	$18,406.4

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $16.8 million, $22.1 million and $26.5 million, respectively, and $4.2 million of retail loans in foreclosure and bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

		Past Due
As of December 31, 2011 (in millions)	Current	30-89 Days	90 Days or More	Total Past Due	Total Originated
Commercial Banking:
Commercial real estate	$5,365.1	$27.2	$93.2	$120.4	$5,485.5
Commercial and industrial	4,272.1	27.7	52.1	79.8	4,351.9
Equipment financing	1,630.9	56.2	16.6	72.8	1,703.7

Total	11,268.1	111.1	161.9	273.0	11,541.1

Retail:
Residential mortgage	3,014.5	69.6	68.2	137.8	3,152.3
Home equity	1,899.7	19.4	15.5	34.9	1,934.6
Other consumer	151.6	3.6	0.3	3.9	155.5

Total	5,065.8	92.6	84.0	176.6	5,242.4

Total originated loans	$16,333.9	$203.7	$245.9	$449.6	$16,783.5

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2012 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$5,516.1	$4,527.0	$1,773.5	$11,816.6
Special mention	90.3	116.2	104.7	311.2
Substandard	234.3	312.3	141.2	687.8
Doubtful	3.4	2.8	—	6.2

Total originated loans	5,844.1	4,958.3	2,019.4	12,821.8

Acquired loans:
Pass	737.3	573.4	66.9	1,377.6
Special mention	96.6	90.1	24.2	210.9
Substandard	334.1	131.9	87.0	553.0
Doubtful	20.7	0.5	—	21.2

Total acquired loans	1,188.7	795.9	178.1	2,162.7

Total	$7,032.8	$5,754.2	$2,197.5	$14,984.5

As of September 30, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,647.1	$1,244.1	$81.2	$3,972.4
Moderate risk	785.4	633.4	9.1	1,427.9
High risk	76.9	85.7	21.7	184.3

Total originated loans	3,509.4	1,963.2	112.0	5,584.6

Acquired loans:
Low risk	229.9	58.7	0.3	288.9
Moderate risk	133.2	27.6	0.5	161.3
High risk	18.8	—	1.9	20.7

Total acquired loans	381.9	86.3	2.7	470.9

Total	$3,891.3	$2,049.5	$114.7	$6,055.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$5,052.8	$3,942.2	$1,450.9	$10,445.9
Special mention	90.8	115.9	102.7	309.4
Substandard	341.8	289.7	150.1	781.6
Doubtful	0.1	4.1	—	4.2

Total originated loans	5,485.5	4,351.9	1,703.7	11,541.1

Acquired loans:
Pass	1,053.6	762.2	81.9	1,897.7
Special mention	162.1	103.5	69.6	335.2
Substandard	467.4	131.5	157.1	756.0
Doubtful	3.6	3.5	1.9	9.0

Total acquired loans	1,686.7	1,000.7	310.5	2,997.9

Total	$7,172.2	$5,352.6	$2,014.2	$14,539.0

As of December 31, 2011 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,502.2	$1,199.6	$126.9	$3,828.7
Moderate risk	625.7	624.4	8.0	1,258.1
High risk	24.4	110.6	20.6	155.6

Total originated loans	3,152.3	1,934.6	155.5	5,242.4

Acquired loans:
Low risk	138.8	32.1	0.9	171.8
Moderate risk	335.7	91.0	0.6	427.3
High risk	1.6	—	2.7	4.3

Total acquired loans	476.1	123.1	4.2	603.4

Total	$3,628.4	$2,057.7	$159.7	$5,845.8

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Loan-to-value ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. Loan-to-value ratios are updated for loans 90 days past due and FICO scores are updated for the entire portfolio quarterly. The portfolio stratification (“High”, “Moderate” and “Low” risk) and identification of the corresponding credit quality indicators also occurs quarterly.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2012, the allowance for loan losses on acquired loans was $10.5 million ($7.4 million at December 31, 2011).

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2012, the outstanding balance and the carrying amount of the acquired loan portfolio were $2.71 billion and $2.63 billion, respectively ($3.74 billion and $3.60 billion, respectively, at December 31, 2011). At September 30, 2012, the aggregate remaining nonaccretable difference (representing both principal and interest) applicable to acquired loans totaled $176.3 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

For the three months ended September 30 (in millions)	2012	2011
Balance at beginning of period	$1,149.7	$902.0
Acquisition	—	629.0
Accretion	(48.7)	(72.0)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—
Other changes in expected cash flows (2)	(184.0)	—

Balance at end of period	$917.0	$1,459.0

For the nine months ended September 30 (in millions)	2012	2011
Balance at beginning of period	$1,310.4	$954.8
Acquisition	—	629.0
Accretion	(164.7)	(189.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	22.4	55.3
Other changes in expected cash flows (2)	(251.1)	9.8

Balance at end of period	$917.0	$1,459.0

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to changes in prepayment assumptions and/or changes in interest rates on variable rate loans, as well as loan sales and loan modifications.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $12.6 million and $7.2 million, respectively, at September 30, 2012, and $15.9 million and $10.9 million, respectively, at December 31, 2011. Repossessed assets totaled $8.2 million and $16.1 million at September 30, 2012 and December 31, 2011, respectively.

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

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. In February 2011 and September 2011, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, respectively. During the nine months ended September 30, 2011, 20.4 million shares of People’s United Financial common stock were repurchased under these stock repurchase programs at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the nine months ended September 30, 2012, 13.5 million shares of People’s United Financial common stock were repurchased under this program at a total cost of $163.7 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At September 30, 2012, 3.0 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three and nine months ended September 30, 2012 and 2011 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(138.8)	$43.2	$(0.2)	$(95.8)
Current period other comprehensive income (loss)	3.1	15.8	(2.1)	16.8

Balance at September 30, 2012	$(135.7)	$59.0	$(2.3)	$(79.0)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(101.0)	$1.5	$0.5	$(99.0)
Current period other comprehensive income (loss)	16.1	46.1	—	62.2

Balance at September 30, 2011	$(84.9)	$47.6	$0.5	$(36.8)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income	$62.2	$51.5	$184.1	$151.0
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)	(1.0)	(1.0)

Income attributable to common shareholders	$61.9	$51.2	$183.1	$150.0

Average common shares outstanding for basic EPS	336.4	358.2	340.6	349.3
Effect of dilutive equity-based awards	0.1	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	336.5	358.3	340.7	349.4

Basic EPS	$0.18	$0.14	$0.54	$0.43

Diluted EPS	$0.18	$0.14	$0.54	$0.43

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 11.9 million and 11.7 million for the three and nine months ended September 30, 2012, respectively, and 11.6 million for both the three and nine months ended September 30, 2011 have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the nine months ended September 30, 2012 and 2011:

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4
Acquisition of branches	—	0.7	—	0.7
Adjustments	1.9	0.5	—	2.4

Balance at September 30, 2012	$1,222.8	$681.9	$49.8	$1,954.5

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Acquisition of Danvers	162.3	40.6	—	202.9
Adjustments	(2.6)	(2.3)	—	(4.9)

Balance at September 30, 2011	$1,196.8	$674.8	$49.8	$1,921.4

People’s United Financial’s other acquisition-related intangible assets totaled $205.8 million and $222.8 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($106.3 million); core deposit intangible ($68.5 million); trust relationship intangible ($29.2 million); and insurance relationship intangible ($1.8 million).

Amortization expense of other acquisition-related intangible assets, which is included in other non-interest expense in the Consolidated Statements of Income, totaled $6.7 million and $7.0 million for the three months ended September 30, 2012 and 2011, respectively, and $20.1 million and $18.9 million for the nine months ended September 30, 2012 and 2011, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2012 and each of the next five years is as follows: $26.8 million in 2012; $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; and $21.6 million in 2017. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2012 or 2011.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
For the three months ended September 30 (in millions)	2012	2011	2012	2011
Net periodic benefit (income) expense:
Service cost	$—	$1.8	$—	$—
Interest cost	4.4	4.6	0.2	0.2
Expected return on plan assets	(6.6)	(6.7)	—	—
Amortization of unrecognized net transition obligation	—	—	0.1	0.1
Recognized net actuarial loss	1.1	2.0	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)
Settlements	0.2	—	—	—
Curtailments (1)	—	(0.5)	—	—

Net periodic benefit (income) expense	$(0.9)	$1.2	$0.2	$0.2

	Pension Benefits		Other Postretirement Benefits
For the nine months ended September 30 (in millions)	2012	2011	2012	2011
Net periodic benefit (income) expense:
Service cost	$—	$6.7	$0.1	$0.1
Interest cost	13.2	13.9	0.5	0.5
Expected return on plan assets	(19.7)	(20.0)	—	—
Amortization of unrecognized net transition obligation	—	—	0.2	0.3
Recognized net actuarial loss	3.3	7.2	—	—
Recognized prior service credit	—	(0.1)	(0.2)	(0.2)
Settlements	0.6	—	—	—
Curtailments (1)	—	(0.5)	—	—

Net periodic benefit (income) expense	(2.6)	7.2	0.6	0.7

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(3.3)	(25.5)	—	—
Transition obligation	—	—	(0.2)	(0.3)
Prior service credit	—	0.1	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(3.3)	(25.4)	—	(0.1)

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(5.9)	$(18.2)	$0.6	$0.6

(1)	Reflects the recognition of prior service credit associated with the decision in July 2011 to “freeze”, effective December 31, 2011, the accrual of pension benefits for Plan participants.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a fully-funded qualified defined benefit pension plan that covers former Chittenden Corporation (“Chittenden”) employees who meet certain eligibility requirements. Effective December 31, 2005, benefits accrued under this defined benefit plan were frozen based on participants’ then current service and pay levels. During April 2010, participants in the Chittenden pension plan who were in payment status as of April 1, 2010 or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 (based upon elections made by April 15, 2010) were transferred into the People’s United Financial pension plan. Net periodic benefit expense (income) for the Chittenden pension plan totaled $0.9 million and $(0.3) million for the nine months ended September 30, 2012 and 2011, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions to the ESOP of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.2 million for the nine months ended September 30, 2012. At September 30, 2012, the loan balance totaled $201.0 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,003,605 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2012, 8,449,970 shares of People’s United Financial common stock, with a fair value of $102.6 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $3.2 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. The Court approved the consolidation of the two suits, with Waterford Township named the lead plaintiff. On December 23, 2011, People’s United Financial filed a Motion to Dismiss the complaint and that motion is still pending.

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a motion to dismiss the complaint, and on December 7, 2011, that motion was denied by the court. On April 11, 2012, the plaintiff filed an amended complaint, and on May 15, 2012, People’s United Bank filed a Motion to Strike the Amended Complaint. That motion remains pending. Expedited discovery in this case began in July 2012.

People’s United Bank has been named as a defendant in a lawsuit (Tracy Fracasse and K. Lee Brown, individually and on behalf of others similarly situated v. People’s United Bank) based on allegations that People’s United Bank failed to pay overtime compensation required by (i) the federal Fair Labor Standards Act and (ii) the Connecticut Minimum Wage Act. The plaintiffs allege that they were employed as “underwriters” and were misclassified as exempt employees. The plaintiffs further allege that they worked in excess of 40 hours per week and were erroneously denied overtime compensation as required by federal and state wage and hour laws. The complaint was filed in the U.S. District Court of Connecticut on May 3, 2012. Since the complaint is brought under both federal and state law, the complaint seeks certification of two different but overlapping classes. The plaintiffs seek damages in the amount of their respective unpaid overtime and minimum wage compensation, liquidated damages and interest and attorneys’ fees. On June 29, 2012, People’s United Bank filed its Answer and Affirmative Defenses.

NOTE 10. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the nine months ended September 30, 2012 and 2011.

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

•

Level 3 – Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2012 and December 31, 2011, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.3	$—	$—	$6.3
Securities available for sale:
U.S. Treasury and agency	30.8	—	—	30.8
GSE residential mortgage-backed securities and CMOs	—	3,175.6	—	3,175.6
State and municipal	—	381.6	—	381.6
Corporate	—	59.9	—	59.9
Other	—	2.9	—	2.9
Equity securities	—	0.2	—	0.2
Other financial assets:
Fixed income securities	—	39.8	—	39.8
Equity mutual funds	—	0.5	—	0.5
Interest rate swaps	—	81.8	—	81.8
Forward commitments to sell residential mortgage loans	—	6.2	—	6.2

Total	$37.1	$3,748.5	$—	$3,785.6

Financial liabilities:
Interest rate swaps	$—	$78.0	$—	$78.0
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	7.6	—	7.6

Total	$—	$85.7	$—	$85.7

As of September 30, 2012, the fair value of the risk participation agreements totaled less than $50,000.

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

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2012 and 2011.

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$60.0	$—	$60.0
Impaired loans (2)	—	—	116.0	116.0
REO and repossessed assets (3)	—	—	28.0	28.0

Total	$—	$60.0	$144.0	$204.0

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$101.9	$—	$101.9
Impaired loans (2)	—	—	128.5	128.5
REO and repossessed assets (3)	—	—	42.9	42.9

Total	$—	$101.9	$171.4	$273.3

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2012 and 2011.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $49.7 million, $39.8 million and $26.5 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at September 30, 2012. The provision for loan losses on collateral-dependent impaired loans totaled $10.3 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Represents: (i) $8.2 million of repossessed assets; (ii) $12.6 million of commercial REO; and (iii) $7.2 million of residential REO at September 30, 2012. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $2.3 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.6 million and $4.0 million for the same periods.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy (as of September 30, 2012) of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying	Estimated Fair Value Measurements Using
As of September 30, 2012 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$358.3	$358.3	$—	$—	$358.3
Short-term investments	63.7	—	63.7	—	63.7
Securities held to maturity	56.2	—	59.7	1.2	60.9
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	20,738.0	—	3,955.9	17,355.5	21,311.4

Financial liabilities:
Time deposits	4,886.7	—	4,957.1	—	4,957.1
Other deposits	16,475.9	—	16,475.9	—	16,475.9
FHLB advances	629.3	—	646.9	—	646.9
Retail repurchase agreements	479.0	—	479.0	—	479.0
Federal funds purchased	415.0	—	415.0	—	415.0
Other borrowings	1.0	—	1.0	—	1.0
Subordinated notes and debentures	160.4	—	156.4	—	156.4

(1)	Excludes impaired loans totaling $116.0 million that have been measured at fair value on a non-recurring basis.

As of December 31, 2011 (in millions)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$370.2	$370.2
Short-term investments	410.7	410.7
Securities held to maturity	56.4	62.5
FHLB stock	77.7	77.7
Total loans, net (1)	20,073.4	20,562.6

Financial liabilities:
Time deposits	5,339.2	5,401.8
Other deposits	15,476.6	15,476.6
Retail repurchase agreements	497.2	497.2
FHLB advances	332.4	344.4
Other borrowings	27.1	26.5
Subordinated notes and debentures	159.6	164.0

(1)	Excludes impaired loans totaling $128.5 million that have been measured at fair value on a non-recurring basis.

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

All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition. Amounts reported represent the fair values of the derivative contracts, net of amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative contracts executed with the same counterparty under a master netting arrangement. Until a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities. Amounts representing the fair value of the Company’s derivative contracts have been presented on a gross basis in the tabular disclosure provided on page 51.

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s offsetting policy noted earlier, amounts reported as derivative assets represent derivative contracts in a gain position, net of derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2012 was $8.5 million, for which People’s United Financial had posted $7.6 million collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.9 million in additional collateral would have been required.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Risk Participation Agreements

People’s United Financial has entered into risk participation agreements under which the Company may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Company has assumed credit risk, People’s United Financial is not a party to the derivative contract and has entered into the risk participation agreement because it is also a party to the related loan agreement with the borrower. In those instances where the Company has sold credit risk, People’s United Financial is the sole party to the derivative contract and has entered into the risk participation agreement because it sold a portion of the related loan. The Company manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process. The notional amounts of the risk participation agreements reflect People’s United Financial’s pro-rata share of the derivative contracts, consistent with its share of the related loans.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$1,078.1	$878.2	$81.8	$61.3	$—	$—
Other counterparties	N/A	1,078.1	878.2	—	—	74.4	57.1
Foreign exchange contracts	N/A	6.5	8.1	—	0.3	0.1	—
Risk participation agreements	N/A	15.7	10.0	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	172.7	118.4	6.2	1.0	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	233.1	148.1	—	—	7.6	1.4

Total				88.0	62.6	82.1	58.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	—	4.1	—	—	—	—
Subordinated notes	Cash flow	125.0	125.0	—	—	3.6	0.4

Total				—	—	3.6	0.4

Total derivatives				$88.0	$62.6	$85.7	$58.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions)	Hedge	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$35.6	$55.4	$—	$—
Other counterparties	N/A	(33.7)	(54.1)	—	—
Foreign exchange contracts	N/A	(0.4)	0.7	—	—
Risk participation agreements (2)	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	5.2	2.7	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(6.0)	(3.1)	—	—

Total		0.5	1.6	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	—	—	(3.2)	0.5
Interest rate floors (3)	Cash flow	—	0.7	—	—
Interest rate swaps	Fair value	—	(0.2)	—	—

Total		—	0.5	(3.2)	0.5

Total derivatives		$0.5	$2.1	$(3.2)	$0.5

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Pre-tax gain (loss) recognized in earnings less than $50,000.
(3)	Reflects income relating to interest rate floors terminated during 2008 and 2009. See Interest Rate Floors.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 13. REVISED FINANCIAL RESULTS

Previously reported results for the three and nine months ended September 30, 2011 have been revised to reflect a reduction in interest income on certain acquired loans relating to an unintentional overstatement of interest income. The unintentional overstatement also affected the fourth quarter of 2010, the other quarters in 2011 and the first two quarters of 2012. The effect of these revisions was immaterial to each period (no change in basic and diluted earnings per share for the first and second quarters of 2012 and the first and fourth quarters of 2011, and a one cent reduction in basic and diluted earnings per share for the second and third quarters of 2011 and the fourth quarter of 2010). Net income for the three months ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 was reduced by $0.2 million, $1.3 million, $1.6 million, $1.4 million, $1.7 million, $1.7 million and $3.2 million, respectively, reflecting the after-tax decreases in total interest on loans and net interest income in each period. The revision of 2011 and 2010 results also decreased total loans and reduced retained earnings by $15.2 million and $9.6 million, respectively, at December 31, 2011, and by $5.0 million and $3.2 million, respectively, at December 31, 2010. The revisions also resulted in a $7.6 million decrease in net cash provided by operating activities and a corresponding increase in net cash provided by investing activities as reported in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011.

NOTE 14. NEW ACCOUNTING STANDARDS

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

Specifically, the amendments include provisions relating to: (i) application of the highest and best use and valuation premise concepts; (ii) application of premiums and discounts, including blockage factors, in a fair value measurement; (iii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iv) additional disclosures about fair value measurements, including quantitative information (e.g. sensitivity analysis) about the unobservable inputs used for Level 3 items and the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value is required to be disclosed. These amendments, which were applied prospectively, became effective for People’s United Financial on January 1, 2012 and did not have a significant impact on the Company’s fair value measurements. The applicable required disclosures have been provided in Note 11.

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

Accounting for Indemnification Assets

In October 2012, the FASB amended its standards with respect to the subsequent accounting for an indemnification asset recognized in connection with a government-assisted acquisition of a financial institution. The amendment addresses diversity in practice with respect to how entities subsequently recognize decreases in expected cash flows from the indemnification asset resulting from an expected recovery in the indemnified asset(s) by requiring that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying asset(s), taking into consideration the term of the related loss share agreement (“LSA”). Accordingly, the loss on the indemnification asset would be “amortized” over the lesser of the remaining term of the LSA or the indemnified asset(s). This would be consistent with the recognition approach for the expected recovery over the term of the indemnified asset(s).

This amendment, which is to be applied prospectively to new indemnification agreements and to unamortized amounts existing at the date of adoption, is effective for fiscal years and interim periods beginning on or after December 15, 2012 (January 1, 2013 for People’s United Financial) and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Adverse economic conditions over the past several years has resulted in an increased number of bank failures and, consequently, greater use of DIF resources. In November 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012 on December 30, 2009. Under this rule, the prepayment was based on an assumed 5% annual growth rate in each institution’s insured deposits (the assessment base) and an assumed increase of three basis points in each institution’s premium assessment rate beginning in 2011. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment at September 30, 2012 was $8 million, which includes balances acquired in connection with recent business combinations.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. As of September 30, 2012, People’s United Bank’s non-interest-bearing deposits totaled $4.7 billion, or 22% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

Selected Consolidated Financial Data

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2012	June 30, 2012 (1)	Sept. 30, 2011 (1)	Sept. 30, 2012	Sept. 30, 2011 (1)
Earnings Data:
Net interest income (fully taxable equivalent)	$237.8	$238.3	$240.4	$711.8	$679.1
Provision for loan losses	15.1	10.6	14.4	37.2	43.0
Non-interest income (2)	81.4	75.7	84.7	229.5	235.9
Non-interest expense (3)	208.9	205.7	231.9	623.2	641.7
Income before income tax expense	92.2	95.0	76.1	272.7	225.1
Net income	62.2	64.6	51.5	184.1	151.0
Operating earnings (4)	64.4	67.0	65.9	190.7	173.6

Selected Statistical Data:
Net interest margin (5)	3.89%	3.96%	4.07%	3.94%	4.09%
Operating net interest margin (4), (5)	3.82	3.88	4.07	3.89	4.02
Return on average assets (5)	0.88	0.93	0.75	0.88	0.79
Operating return on average assets (4), (5)	0.91	0.97	0.96	0.91	0.90
Return on average tangible assets (5)	0.95	1.01	0.82	0.96	0.85
Return on average stockholders’ equity (5)	4.8	5.0	3.7	4.7	3.8
Return on average tangible stockholders’ equity (5)	8.3	8.5	6.1	8.1	6.2
Operating return on average tangible stockholders’ equity (4), (5)	8.6	8.9	7.8	8.4	7.1
Efficiency ratio (4)	61.4	61.5	62.4	62.2	64.5

Common Share Data:
Basic and diluted earnings per share	$0.18	$0.19	$0.14	$0.54	$0.43
Operating earnings per share (4)	0.18	0.20	0.18	0.57	0.49
Dividends paid per share	0.1600	0.1600	0.1575	0.4775	0.4700
Dividend payout ratio	87.3%	85.4%	111.5%	89.3%	110.0%
Operating dividend payout ratio (4)	84.3	82.2	87.1	86.2	95.7
Book value per share (end of period)	$15.20	$15.09	$15.15	$15.20	$15.15
Tangible book value per share (end of period) (4)	8.77	8.72	8.98	8.77	8.98
Stock price:
High	12.55	13.50	13.96	13.79	14.49
Low	11.20	11.25	10.50	11.20	10.50
Close (end of period)	12.14	11.61	11.40	12.14	11.40

(1)	Previously reported amounts for the three months ended June 30, 2012 and the three and nine months ended Sept. 30, 2011 have been revised to reflect a reduction in net interest income, which, after taxes, reduced net income by $0.2 million, $1.4 million and $4.8 million, respectively. Basic and diluted earnings per share were reduced by $0.01 and $0.02 for the three and nine months ended Sept. 30, 2011, respectively (no change for the three months ended June 30, 2012). Certain statistical data and other per common share data have been revised accordingly. See Note 13 to the Consolidated Financial Statements.
(2)	Includes net security gains of $8.6 million and $8.8 million for the three and nine months ended Sept. 30, 2011, respectively.
(3)	Includes a total of $3.2 million, $3.6 million and $21.5 million of merger-related expenses and one-time charges for the three months ended Sept. 30, 2012, June 30, 2012 and Sept. 30, 2011, respectively, and $9.8 million and $33.8 million for the nine months ended Sept. 30, 2012 and 2011, respectively.
(4)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(5)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2012	June 30, 2012 (1)	March 31, 2012 (1)	Dec. 31, 2011 (1)	Sept. 30, 2011 (1)
Financial Condition Data:
Total assets	$28,576	$28,137	$27,791	$27,553	$27,200
Loans	21,040	20,588	20,472	20,385	20,136
Securities	3,787	3,702	2,895	2,931	2,540
Short-term investments (2)	64	73	767	411	779
Allowance for loan losses	186	180	183	183	177
Goodwill and other acquisition-related intangibles	2,160	2,166	2,169	2,174	2,151
Deposits	21,363	21,458	21,268	20,816	20,487
Borrowings	1,524	960	811	857	881
Subordinated notes and debentures	160	160	160	160	159
Stockholders’ equity	5,107	5,135	5,170	5,215	5,282
Non-performing assets (3)	294	295	316	337	305
Net loan charge-offs	9.4	13.5	11.2	14.8	13.4

Average Balances:
Loans	$20,727	$20,488	$20,407	$20,217	$19,856
Securities	3,608	2,964	2,751	2,411	2,976
Short-term investments (2)	108	562	536	854	756
Loans held for sale	31	26	39	60	26
Total earning assets	24,474	24,040	23,733	23,542	23,614
Total assets	28,234	27,753	27,463	27,285	27,355
Deposits	21,372	21,190	20,843	20,597	20,259
Total funding liabilities	22,709	22,184	21,862	21,653	21,499
Stockholders’ equity	5,161	5,188	5,217	5,302	5,515

Ratios:
Net loan charge-offs to average loans (annualized)	0.18%	0.26%	0.22%	0.29%	0.27%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	1.59	1.67	1.85	2.00	1.88
Originated allowance for loan losses to:
Originated loans (3)	0.95	1.00	1.03	1.05	1.09
Originated non-performing loans (3)	66.0	65.6	61.5	59.7	68.5
Average stockholders’ equity to average total assets	18.3	18.7	19.0	19.4	20.2
Stockholders’ equity to total assets	17.9	18.3	18.6	18.9	19.4
Tangible stockholders’ equity to tangible assets (4)	11.2	11.4	11.7	12.0	12.5
Total risk-based capital (5)	15.6	15.6	16.0	16.2	16.7

(1)	Previously reported amounts as of June 30, 2012, March 31, 2012, Dec. 31, 2011 and Sept. 30, 2011 have been revised to reflect a reduction in loans of $18 million, $18 million, $15 million and $12 million, respectively, and in stockholders’ equity of $12 million, $11 million, $10 million and $9 million, respectively. Certain statistical data has been revised accordingly. See Note 13 to the Consolidated Financial Statements.
(2)	Includes securities purchased under agreements to resell.
(3)	Excludes acquired loans. See Asset Quality.
(4)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(5)	Consolidated. See Regulatory Capital Requirements.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to, merger-related expenses, charges related to executive-level management separation costs, severance-related costs and write downs of banking house assets, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP earnings per share. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Total non-interest expense	$208.9	$205.7	$231.9	$623.2	$641.7
Adjustments:
Amortization of other acquisition-related intangibles	(6.7)	(6.8)	(7.0)	(20.1)	(18.9)
Severance-related costs	(0.9)	(1.1)	(1.4)	(4.4)	(1.4)
Merger-related expenses	—	—	(20.1)	—	(29.6)
Executive-level separation costs	—	—	—	—	(2.8)
Other (1)	(5.0)	(4.6)	(2.3)	(12.6)	(6.3)

Total	$196.3	$193.2	$201.1	$586.1	$582.7

Net interest income (FTE basis)	$237.8	$238.3	$240.4	$711.8	$679.1
Total non-interest income	81.4	75.7	84.7	229.5	235.9

Total revenues	319.2	314.0	325.1	941.3	915.0

Adjustments:
BOLI FTE adjustment	0.7	0.6	0.9	2.2	2.3
Net (gains) losses on sales of acquired loans	—	(0.7)	4.8	(0.7)	(7.9)
Net security gains	—	—	(8.6)	—	(8.8)
Other (2)	—	—	0.1	—	2.3

Total	$319.9	$313.9	$322.3	$942.8	$902.9

Efficiency ratio	61.4%	61.5%	62.4%	62.2%	64.5%

(1)	Items classified as “other” and deducted from non-interest expense include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues include, as applicable, asset write-offs, gains associated with the sale of branch locations and mortgage servicing rights, and interest on an income tax refund.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net income, as reported	$62.2	$64.6	$51.5	$184.1	$151.0

Adjustments to arrive at operating earnings:
Severance-related costs	0.9	1.1	1.4	4.4	1.4
Merger-related expenses	—	—	20.1	—	29.6
Executive-level separation costs	—	—	—	—	2.8
Other non-operating expenses	2.3	2.5	—	5.4	—

Total pre-tax adjustments	3.2	3.6	21.5	9.8	33.8
Tax effect	(1.0)	(1.2)	(7.1)	(3.2)	(11.2)

Total adjustments, net of tax	2.2	2.4	14.4	6.6	22.6

Operating earnings	$64.4	$67.0	$65.9	$190.7	$173.6

Earnings per share, as reported	$0.18	$0.19	$0.14	$0.54	$0.43

Adjustment to arrive at operating earnings per share:
Severance-related costs	—	—	—	0.01	—
Merger-related expenses	—	—	0.04	—	0.06
Executive-level separation costs	—	—	—	—	—
Other non-operating expenses	0.01	0.01	—	0.02	—

Total adjustments per share	0.01	0.01	0.04	0.03	0.06

Operating earnings per share	$0.19	$0.20	$0.18	$0.57	$0.49

Average total assets	$28,234	$27,753	$27,355	$27,818	$25,620

Operating return on average assets (annualized)	0.91%	0.97%	0.96%	0.91%	0.90%

The following table summarizes People’s United Financial’s operating net interest margin:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net interest income (FTE basis)	$237.8	$238.3	$240.4	$711.8	$679.1

Adjustments to arrive at operating net interest income:
Cost recovery income	(4.1)	(4.7)	—	(8.8)	—
Changes in accretable yield	—	—	—	—	(11.2)

Total adjustments	(4.1)	(4.7)	—	(8.8)	(11.2)

Operating net interest income	$233.7	$233.6	$240.4	$703.0	$667.9

Net interest margin, as reported (annualized)	3.89%	3.96%	4.07%	3.94%	4.09%

Adjustments to arrive at operating net interest margin (annualized):
Cost recovery income	(0.07)	(0.08)	—	(0.05)	—
Changes in accretable yield	—	—	—	—	(0.07)

Total adjustments	(0.07)	(0.08)	—	(0.05)	(0.07)

Operating net interest margin (annualized)	3.82%	3.88%	4.07%	3.89%	4.02%

Total earning assets	$24,474	$24,040	$23,614	$24,084	$22,159

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Operating earnings	$64.4	$67.0	$65.9	$190.7	$173.6

Average stockholders’ equity	$5,161	$5,188	$5,515	$5,188	$5,294
Less: Average goodwill and average other acquisition-related intangibles	2,164	2,166	2,154	2,167	2,021

Average tangible stockholders’ equity	$2,997	$3,022	$3,361	$3,021	$3,273

Operating return on average tangible stockholders’ equity (annualized)	8.6%	8.9%	7.8%	8.4%	7.1%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Dividends paid	$54.3	$55.1	$57.4	$164.3	$166.1

Operating earnings	$64.4	$67.0	$65.9	$190.7	$173.6

Operating dividend payout ratio	84.3%	82.2%	87.1%	86.2%	95.7%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Total stockholders’ equity	$5,107	$5,135	$5,170	$5,215	$5,282
Less: Goodwill and other acquisition-related intangibles	2,160	2,166	2,169	2,174	2,151

Tangible stockholders’ equity	$2,947	$2,969	$3,001	$3,041	$3,131

Total assets	$28,576	$28,137	$27,791	$27,553	$27,200
Less: Goodwill and other acquisition-related intangibles	2,160	2,166	2,169	2,174	2,151

Tangible assets	$26,416	$25,971	$25,622	$25,379	$25,049

Tangible equity ratio	11.2%	11.4%	11.7%	12.0%	12.5%

(in millions, except per share data)	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Tangible stockholders’ equity	$2,947	$2,969	$3,001	$3,041	$3,131

Common shares issued	395.88	395.87	395.84	395.42	395.46
Less: Common shares classified as treasury shares	51.48	47.00	42.49	38.03	38.07
Unallocated ESOP common shares	8.45	8.54	8.62	8.71	8.80

Common shares	335.95	340.33	344.73	348.68	348.59

Tangible book value per share	$8.77	$8.72	$8.71	$8.72	$8.98

Acquisition of Branches Completed in 2012

On June 22, 2012, People’s United Bank acquired 57 branches from RBS Citizens, N.A. and assumed approximately $324 million in deposits associated with these branches. Fifty-three of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 30 on Long Island, eight in Westchester County and six in the boroughs of New York City. People’s United Bank paid a 1% premium on the assumed deposits of approximately $3.24 million. See Note 2 to the Consolidated Financial Statements.

In the second quarter of 2012, People’s United Bank sold one of its branches located in Massachusetts. Included in the sale was approximately $11.6 million in deposits and $0.7 million of other assets.

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. See Note 2 to the Consolidated Financial Statements.

Financial Overview

As previously discussed, People’s United Financial completed its acquisition of Danvers on June 30, 2011, effective July 1, 2011. Accordingly, People’s United Financial’s results of operations include the results of Danvers beginning with the effective date, and prior period results have not been restated to include Danvers. Previously reported results for: (i) the first two quarters of 2012; (ii) all four quarters of 2011; and (iii) the fourth quarter of 2010 have been revised to reflect a reduction in interest income on certain acquired loans relating to an unintentional overstatement of interest income. See Note 13 to the Consolidated Financial Statements.

People’s United Financial reported net income of $62.2 million, or $0.18 per diluted share, for the three months ended September 30, 2012, compared to $51.5 million, or $0.14 per diluted share, for the year-ago period. Operating earnings were $64.4 million, or $0.19 per share, and $65.9 million, or $0.18 per share, for the respective periods. Compared to the year-ago period, third quarter 2012 earnings reflect continued loan and deposit growth, ongoing strength in fee income businesses and meaningful cost control.

For the nine months ended September 30, 2012, net income totaled $184.1 million, or $0.54 per diluted share, compared to $151.0 million, or $0.43 per diluted share, for the year-ago period. Operating earnings were $190.7 million, or $0.57 per share, and $173.6 million, or $0.49 per share, for the respective periods.

People’s United Financial’s operating return on average assets was 0.91% for the three months ended September 30, 2012 compared to 0.96% for the year-ago period. Operating return on average tangible stockholders’ equity was 8.6% for the three months ended September 30, 2012 compared to 7.8% for the year-ago period.

FTE net interest income totaled $237.8 million for the third quarter of 2012, a $2.6 million decrease from the year-ago quarter, reflecting continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at lower yields, partially offset by cost recovery income on acquired loans in the third quarter of 2012 (representing cash receipts in excess of carrying amount) and a reduction in funding costs. The operating net interest margin decreased 25 basis points from the third quarter of 2011 to 3.82%, primarily reflecting the overall reduction in interest rates.

Compared to the second quarter of 2012, FTE net interest income decreased $0.5 million while the operating net interest margin declined by 6 basis points, primarily reflecting lower yields on loans.

Average earning assets increased $860 million compared to the third quarter of 2011, reflecting increases of $871 million in average loans and $631 million in average securities partially offset by a $648 million decrease in average short-term investments. Average funding liabilities increased $1.2 billion in the third quarter of 2012 compared to the year-ago quarter, reflecting a $1.1 billion increase in average deposits.

Compared to the year-ago quarter, total non-interest income decreased $3.3 million and total non-interest expense decreased $23.0 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 61.4% for the third quarter of 2012 compared to 62.4% for the year-ago period.

The provision for loan losses in the third quarter of 2012 totaled $15.1 million compared to $14.4 million in the year-ago quarter. The provision for loan losses in the third quarter of 2012 reflected: (i) net loan charge-offs of $9.4 million, of which $4.8 million carried previously-established specific reserves; (ii) a $4.8 million increase in the allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios; and (iii) $5.7 million of impairment associated with the acquired loan portfolio (see Asset Quality). The provision for loan losses in the third quarter of 2011 reflected net loan charge-offs of $13.4 million, of which $4.7 million carried previously-established specific reserves, and a $5.7 million increase in the allowance for loan losses. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.18% in the third quarter of 2012 compared to 0.27% in the year-ago quarter.

The allowance for loan losses on originated loans was $175.5 million at both September 30, 2012 and December 31, 2011. The allowance for loan losses on acquired loans was $10.5 million at September 30, 2012, a $3.1 million increase from December 31, 2011. Non-performing assets totaled $294.0 million at September 30, 2012, a $42.7 million decrease from December 31, 2011. At September 30, 2012, the originated allowance for loan losses as a percentage of originated loans was 0.95% and as a percentage of originated non-performing loans was 66.0% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $5.1 billion at September 30, 2012 compared to $5.2 billion at December 31, 2011 and as a percentage of total assets, stockholders’ equity was 17.9% and 18.9%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 11.2% at September 30, 2012 compared to 12.0% at December 31, 2011.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratios were 14.1% and 15.6%, respectively, at September 30, 2012 compared to 13.9% and 16.2%, respectively, at December 31, 2011 (see Regulatory Capital Requirements).

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

Segment Performance Summary

Three months ended September 30, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$119.0	$126.6	$245.6	$(18.5)	$7.7	$234.8
Provision for loan losses	10.9	3.5	14.4	—	0.7	15.1
Total non-interest income	32.5	45.6	78.1	2.7	0.6	81.4
Total non-interest expense	59.3	139.3	198.6	(1.7)	12.0	208.9

Income (loss) before income tax expense (benefit)	81.3	29.4	110.7	(14.1)	(4.4)	92.2
Income tax expense (benefit)	26.4	9.5	35.9	(4.5)	(1.4)	30.0

Net income (loss)	$54.9	$19.9	$74.8	$(9.6)	$(3.0)	$62.2

Total average assets	$15,056.9	$8,334.7	$23,391.6	$4,240.1	$602.6	$28,234.3
Total average liabilities	3,031.6	18,769.1	21,800.7	942.8	330.0	23,073.5

Nine months ended September 30, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$350.4	$386.7	$737.1	$(54.2)	$20.7	$703.6
Provision for loan losses	31.9	10.5	42.4	—	(5.2)	37.2
Total non-interest income	87.2	132.4	219.6	7.8	2.1	229.5
Total non-interest expense	177.0	409.7	586.7	(1.4)	37.9	623.2

Income (loss) before income tax expense (benefit)	228.7	98.9	327.6	(45.0)	(9.9)	272.7
Income tax expense (benefit)	74.3	32.2	106.5	(14.6)	(3.3)	88.6

Net income (loss)	$154.4	$66.7	$221.1	$(30.4)	$(6.6)	$184.1

Total average assets	$14,931.0	$8,283.9	$23,214.9	$3,993.3	$610.0	$27,818.2
Total average liabilities	2,938.4	18,645.3	21,583.7	712.6	333.4	22,629.7

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp., as well as cash management, correspondent banking and municipal banking. In addition, Commercial Banking consists of institutional trust services, corporate trust, insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net interest income	$119.0	$118.6	$350.4	$318.2
Provision for loan losses	10.9	10.2	31.9	28.1
Total non-interest income	32.5	26.5	87.2	87.1
Total non-interest expense	59.3	66.2	177.0	182.7

Income before income tax expense	81.3	68.7	228.7	194.5
Income tax expense	26.4	23.4	74.3	65.3

Net income	$54.9	$45.3	$154.4	$129.2

Total average assets	$15,056.9	$14,638.8	$14,931.0	$13,433.6
Total average liabilities	3,031.6	2,987.6	2,938.4	2,669.4

Commercial Banking net income increased $9.6 million in the third quarter of 2012 compared to the third quarter of 2011. The $0.4 million increase in net interest income reflects continued loan growth and improved spreads on commercial real estate loans and certain commercial deposits, essentially offset by the continued negative impact of the low interest rate environment.

Included in non-interest income in the third quarter of 2011 is a $4.8 million loss on sale of acquired loans. Excluding the loss on sale of acquired loans, non-interest income in the third quarter of 2012 increased $1.2 million from the year-ago quarter, primarily reflecting an increase in operating lease income resulting from a higher level of equipment leased to PCLC customers. The $6.9 million decrease in non-interest expense reflects a lower level of allocated expenses in the third quarter of 2012 partially offset by an increase in direct expenses.

Average assets increased $418 million and average liabilities increased $44 million in the third quarter of 2012 compared to the third quarter of 2011, reflecting loan and deposit growth.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net interest income	$126.6	$127.6	$386.7	$340.4
Provision for loan losses	3.5	2.9	10.5	8.0
Total non-interest income	45.6	48.1	132.4	139.8
Total non-interest expense	139.3	145.4	409.7	412.0

Income before income tax expense	29.4	27.4	98.9	60.2
Income tax expense	9.5	9.0	32.2	19.9

Net income	$19.9	$18.4	$66.7	$40.3

Total average assets	$8,334.7	$7,488.2	$8,283.9	$6,986.2
Total average liabilities	18,769.1	18,047.6	18,645.3	16,861.5

Retail and Business Banking net income increased $1.5 million in the third quarter of 2012 compared to the third quarter of 2011. The $1.0 million decrease in net interest income primarily reflects narrower spreads on certain deposit products resulting from the continued negative impact of the low interest rate environment partially offset by continued growth in deposits and loans.

The decrease in non-interest income primarily reflects lower retail bank service charges (reflecting the impact of certain provisions of the DFA relating to interchange fees that became effective October 1, 2011) partially offset by an increase in gains on sales of residential mortgages. The decrease in non-interest expense reflects reflects lower direct expenses and a lower level of allocated expenses in the third quarter of 2012.

Average assets increased $847 million and average liabilities increased $722 million in the third quarter of 2012 compared to the third quarter of 2011, reflecting loan and deposit growth as well as the assumption of approximately $324 million in deposits in connection with the acquisition of 57 branches late in the second quarter of 2012.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net interest loss	$(18.5)	$(14.7)	$(54.2)	$(4.7)
Total non-interest income	2.7	10.6	7.8	12.4
Total non-interest expense	(1.7)	(4.0)	(1.4)	(2.4)

Income (loss) before income tax expense	(14.1)	(0.1)	(45.0)	10.1
Income tax expense (benefit)	(4.5)	—	(14.6)	3.4

Net income (loss)	$(9.6)	$(0.1)	$(30.4)	$6.7

Total average assets	$4,240.1	$3,947.2	$3,993.3	$3,989.2
Total average liabilities	942.8	759.5	712.6	736.3

The increase in Treasury’s net loss in the third quarter of 2012 compared to the third quarter of 2011 primarily reflects an increase in net interest loss and $9.1 million of gross security gains in the year-ago period resulting from the sale of mortgage-backed securities with a book value of $507 million. The increase in average assets in the third quarter of 2012 primarily reflects an increase in average securities partially offset by a decline in average short-term investments. The increase in average liabilities in the third quarter of 2012 primarily reflects an increase in average total borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. This category also includes certain non-recurring items, including merger-related expenses and one-time charges totaling $3.2 million and $9.8 million for the three and nine months ended September 30, 2012, respectively, and $21.5 million and $33.8 million for the three and nine months ended September 30, 2011, respectively (included in total non-interest-expense). Included in “Other” are assets such as cash, premises and equipment, and other assets, including pension assets.

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net interest income	$7.7	$6.2	$20.7	$20.0
Provision for loan losses	0.7	1.3	(5.2)	6.9
Total non-interest income	0.6	(0.5)	2.1	(3.4)
Total non-interest expense	12.0	24.3	37.9	49.4

Loss before income tax benefit	(4.4)	(19.9)	(9.9)	(39.7)
Income tax benefit	(1.4)	(7.8)	(3.3)	(14.5)

Net loss	$(3.0)	$(12.1)	$(6.6)	$(25.2)

Total average assets	$602.6	$1,280.5	$610.0	$1,211.0
Total average liabilities	330.0	44.8	333.4	59.0

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0 to 0.25%. The operating net interest margin was 3.82% in the third quarter of 2012 compared to 3.88% in the second quarter of 2012 and 4.07% in the third quarter of 2011. The decline in the operating net interest margin from the second quarter of 2012 reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at lower yields, partially offset by lower funding costs. The net interest margin continues to be impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s excess capital in relatively low-yielding short-term investments.

Third Quarter 2012 Compared to Third Quarter 2011

FTE net interest income decreased $2.6 million compared to the third quarter of 2011, reflecting an $11.1 million decrease in total interest and dividend income partially offset by an $8.5 million decrease in total interest expense, and the net interest margin decreased 18 basis points to 3.89%. Included in the third quarter of 2012 is $4.1 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Excluding this item, FTE operating net interest income decreased $6.7 million and the operating net interest margin declined 25 basis points to 3.82% in the third quarter of 2012.

Average earning assets totaled $24.5 billion in the third quarter of 2012, an $860 million increase from the third quarter of 2011, reflecting increases of $871 million in average loans and $631 million in average securities, partially offset by a $648 million decrease in average short-term investments. Average loans, average securities, and average short-term investments comprised 85%, 14% and 1%, respectively, of average earning assets in the third quarter of 2012 compared to 84%, 13% and 3%, respectively, in the 2011 period. In the current quarter, the yield earned on the total loan portfolio was 4.66% and the yield earned on securities and short-term investments was 2.31%, compared to 5.06% and 2.44%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 47% of the loan portfolio had floating interest rates at September 30, 2012 compared to approximately 48% at December 31, 2011.

The average residential mortgage and total commercial banking loan portfolios increased $518 million and $431 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans decreased $78 million compared to the year-ago quarter, reflecting decreases of $68 million in average indirect auto loans and $11 million in average home equity loans.

Average funding liabilities totaled $22.7 billion in the third quarter of 2012, a $1.2 billion increase from the year-ago period, reflecting increases of $1.1 billion in average total deposits and $113 million in average total borrowings. The increase in average total deposits reflects deposits (approximately $324 million) assumed in the acquisition of 57 branches late in the second quarter of 2012 and organic deposit growth. Average savings and money market deposits and average non-interest-bearing deposits increased $1.0 billion and $630 million, respectively, while average time deposits decreased $536 million. Average deposits comprised 94% of average funding liabilities in both the third quarter of 2012 and the year-ago period.

The 18 basis point decrease to 0.45% from 0.63% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average deposits decreased 17 basis points from the third quarter of 2011, primarily reflecting a decrease of 22 basis points in savings and money market deposits offset by an increase of 1 basis point in time deposits. Average savings and money market deposits and average time deposits comprised 55% and 23%, respectively, of average total deposits in the third quarter of 2012 compared to 53% and 27%, respectively, in the comparable 2011 period.

Third Quarter 2012 Compared to Second Quarter 2012

FTE net interest income decreased $0.5 million compared to the second quarter of 2012, reflecting a $1.8 million decrease in total interest and dividend income partially offset by a $1.3 million decrease in total interest expense, and the net interest margin decreased 18 basis points to 3.89%. Included in the third and second quarters of 2012 are $4.1 million and $4.7 million, respectively, of cost recovery income on acquired loans. Excluding these items, FTE operating net interest income increased $0.1 million in the third quarter of 2012. The operating net interest margin declined 6 basis points to 3.82% from 3.88% in the second quarter of 2012, reflecting the effects of lower loan yields (which reduced the net interest margin by nine basis points) partially offset by lower funding costs (a three basis point benefit in the net interest margin).

Average earning assets increased $435 million, reflecting increases of $643 million in average securities and $240 million in average loans, partially offset by a $454 million decrease in average short-term investments. The increase in average securities reflects, in part, purchases early in the second quarter in anticipation of the receipt of the proceeds from the branch acquisition (including approximately $324 million in deposits) late in the quarter. Average funding liabilities increased $525 million, reflecting increases of $183 million in average deposits and $342 million in average borrowings.

The following tables present average balance sheets, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, and the nine months ended September 30, 2012 and 2011. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2012			June 30, 2012 (2)			September 30, 2011 (2)
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$107.7	$—	0.17%	$561.6	$0.4	0.25%	$755.9	$0.5	0.29%
Securities (3)	3,607.7	21.5	2.38	2,964.4	19.1	2.58	2,976.3	22.2	2.99
Loans held for sale	31.4	0.5	6.05	25.9	0.4	6.63	25.6	0.4	5.80
Loans:
Commercial (4)	7,737.6	93.1	4.81	7,493.5	93.0	4.97	7,102.3	97.3	5.48
Commercial real estate (5)	6,952.2	91.3	5.25	7,011.9	96.4	5.50	7,157.0	98.0	5.48
Residential mortgage (6)	3,874.6	37.1	3.83	3,806.6	35.8	3.76	3,356.4	34.5	4.10
Consumer	2,163.2	19.8	3.67	2,176.0	20.0	3.68	2,240.7	21.5	3.84

Total loans	20,727.6	241.3	4.66	20,488.0	245.2	4.79	19,856.4	251.3	5.06

Total earning assets	24,474.4	$263.3	4.30%	24,039.9	$265.1	4.41%	23,614.2	$274.4	4.65%

Other assets	3,759.9			3,713.2			3,740.5

Total assets	$28,234.3			$27,753.1			$27,354.7

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,724.6	$—	—%	$4,596.5	$—	—%	$4,094.5	$—	—%
Savings, interest-bearing checking and money market	11,661.7	9.0	0.31	11,511.4	10.1	0.35	10,642.9	14.1	0.53
Time	4,985.9	13.1	1.05	5,081.8	13.5	1.06	5,522.0	14.4	1.04

Total deposits	21,372.2	22.1	0.41	21,189.7	23.6	0.45	20,259.4	28.5	0.58

Borrowings:
Retail repurchase agreements	478.4	0.2	0.23	465.9	0.3	0.27	520.6	0.5	0.43
FHLB advances	390.7	1.3	1.31	330.8	1.2	1.48	514.6	1.8	1.39
Federal funds purchased	295.9	0.2	0.23	10.5	—	0.21	—	—	—
Other borrowings	11.1	0.1	1.03	26.8	0.1	0.98	27.9	0.1	0.95

Total borrowings	1,176.1	1.8	0.54	834.0	1.6	0.77	1,063.1	2.4	0.91

Subordinated notes and debentures	160.3	1.6	4.07	160.0	1.6	4.05	176.0	3.1	6.86

Total funding liabilities	22,708.6	$25.5	0.45%	22,183.7	$26.8	0.48%	21,498.5	$34.0	0.63%

Other liabilities	364.9			381.4			341.0

Total liabilities	23,073.5			22,565.1			21,839.5
Stockholders’ equity	5,160.8			5,188.0			5,515.2

Total liabilities and stockholders’ equity	$28,234.3			$27,753.1			$27,354.7

Net interest income/spread (7)		$237.8	3.85%		$238.3	3.93%		$240.4	4.02%

Net interest margin			3.89%			3.96%			4.07%

Operating net interest margin (8)			3.82%			3.88%			4.07%

(1)	Average yields earned and rates paid are annualized.
(2)	Previously reported amounts have been revised to reflect a reduction in both commercial loan interest income and net interest income by $0.4 million for the three months ended June 30, 2012 and by $2.3 million for the three months ended September 30, 2011. As a result, the yield on commercial loans and the net interest margin were reduced by 2 basis points and 1 basis point, respectively, for the three months ended June 30, 2012 and by 13 basis points and 4 basis points, respectively, for the three months ended September 30, 2011.
(3)	Average balances and yields for securities available for sale are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	Interest income for the three months ended September 30, 2012 and June 30, 2012 includes $3.3 million and $4.7 million, respectively, of cost recovery income; yield of 5.06% and 5.23%, respectively, without cost recovery income.
(6)	Interest income for the three months ended September 30, 2012 includes $0.8 million of cost recovery income; yield of 3.75% without cost recovery income.
(7)	The fully taxable equivalent adjustment was $3.0 million, $2.7 million and $2.7 million for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively.
(8)	See Non-GAAP financial measures and reconciliation to GAAP.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2012			September 30, 2011 (2)
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$400.7	$0.7	0.24%	$705.8	$1.5	0.29%
Securities purchased under agreements to resell	—	—	—	36.4	0.1	0.17
Securities (3)	3,109.4	59.3	2.54	3,109.3	67.2	2.88
Loans held for sale	32.1	1.4	5.77	31.5	1.4	5.96
Loans:
Commercial (4)	7,535.6	280.7	4.97	6,199.1	258.4	5.56
Commercial real estate (5)	7,027.3	279.4	5.30	6,923.5	292.1	5.63
Residential mortgage	3,798.4	109.1	3.83	2,976.9	93.5	4.19
Consumer	2,180.2	60.5	3.71	2,176.6	63.0	3.86

Total loans	20,541.5	729.7	4.74	18,276.1	707.0	5.16

Total earning assets	24,083.7	$791.1	4.38%	22,159.1	$777.2	4.68%

Other assets	3,734.5			3,460.9

Total assets	$27,818.2			$25,620.0

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,576.5	$—	—%	$3,915.0	$—	—%
Savings, interest-bearing checking and money market	11,454.0	30.1	0.35	9,676.5	38.6	0.53
Time	5,105.5	38.7	1.01	5,226.6	42.9	1.09

Total deposits	21,136.0	68.8	0.43	18,818.1	81.5	0.58

Borrowings:
Retail repurchase agreements	479.6	1.0	0.27	472.8	1.5	0.43
FHLB advances	351.3	3.7	1.42	497.7	5.5	1.48
Federal funds purchased	104.6	0.2	0.23	8.5	—	0.11
Other borrowings	21.6	0.2	0.99	28.3	0.3	0.93

Total borrowings	957.1	5.1	0.70	1,007.3	7.3	0.96

Subordinated notes and debentures	160.0	5.4	4.53	174.0	9.3	7.09

Total funding liabilities	22,253.1	$79.3	0.48%	19,999.4	$98.1	0.65%

Other liabilities	376.6			326.8

Total liabilities	22,629.7			20,326.2
Stockholders’ equity	5,188.5			5,293.8

Total liabilities and stockholders’ equity	$27,818.2			$25,620.0

Net interest income/spread (6)		$711.8	3.90%		$679.1	4.03%

Net interest margin			3.94%			4.09%

Operating net interest margin (7)			3.89%			4.02%

(1)	Average yields earned and rates paid are annualized.
(2)	Previously reported amounts for the nine months ended September 30, 2011 have been revised to reflect a $7.6 million reduction in both commercial loan interest income and net interest income. As a result, the yield on commercial loans and the net interest margin were reduced by 7 basis points and 4 basis points, respectively.
(3)	Average balances and yields for securities available for sale are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	Interest income for the nine months ended September 30, 2012 includes $8.0 million of cost recovery income; yield of 5.15% without cost recovery income.
(6)	The fully taxable equivalent adjustment was $8.2 million and $5.2 million for the nine months ended September 30, 2012 and 2011, respectively.
(7)	See Non-GAAP financial measures and reconciliation to GAAP.

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

	Three Months Ended September 30, 2012 Compared To
	September 30, 2011 Increase (Decrease)			June 30, 2012 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.3)	$(0.2)	$(0.5)	$(0.2)	$(0.2)	$(0.4)
Securities	4.2	(4.9)	(0.7)	3.9	(1.5)	2.4
Loans held for sale	0.1	—	0.1	0.1	—	0.1
Loans:
Commercial	8.3	(12.5)	(4.2)	3.0	(2.9)	0.1
Commercial real estate	(2.8)	(3.9)	(6.7)	(0.8)	(4.3)	(5.1)
Residential mortgage	5.1	(2.5)	2.6	0.6	0.7	1.3
Consumer	(0.7)	(1.0)	(1.7)	(0.1)	(0.1)	(0.2)

Total loans	9.9	(19.9)	(10.0)	2.7	(6.6)	(3.9)

Total change in interest and dividend income	13.9	(25.0)	(11.1)	6.5	(8.3)	(1.8)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.2	(6.3)	(5.1)	0.1	(1.2)	(1.1)
Time	(1.4)	0.1	(1.3)	(0.3)	(0.1)	(0.4)

Total deposits	(0.2)	(6.2)	(6.4)	(0.2)	(1.3)	(1.5)

Borrowings:
Retail repurchase agreements	—	(0.3)	(0.3)	—	(0.1)	(0.1)
FHLB advances	(0.4)	(0.1)	(0.5)	0.2	(0.1)	0.1
Federal funds purchased	0.2	—	0.2	0.2	—	0.2
Other borrowings	—	—	—	—	—	—

Total borrowings	(0.2)	(0.4)	(0.6)	0.4	(0.2)	0.2

Subordinated notes and debentures	(0.3)	(1.2)	(1.5)	—	—	—

Total change in interest expense	(0.7)	(7.8)	(8.5)	0.2	(1.5)	(1.3)

Change in net interest income	$14.6	$(17.2)	$(2.6)	$6.3	$(6.8)	$(0.5)

Volume and Rate Analysis

	Nine Months Ended September 30, 2012 Compared To September 30, 2011 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.6)	$(0.2)	$(0.8)
Securities purchased under agreements to resell	—	(0.1)	(0.1)
Securities	—	(7.9)	(7.9)
Loans held for sale	—	—	—
Loans:
Commercial	51.8	(29.5)	22.3
Commercial real estate	4.3	(17.0)	(12.7)
Residential mortgage	24.1	(8.5)	15.6
Consumer	0.1	(2.6)	(2.5)

Total loans	80.3	(57.6)	22.7

Total change in interest and dividend income	79.7	(65.8)	13.9

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	6.3	(14.8)	(8.5)
Time	(1.0)	(3.2)	(4.2)

Total deposits	5.3	(18.0)	(12.7)

Borrowings:
Retail repurchase agreements	—	(0.5)	(0.5)
FHLB advances	(1.6)	(0.2)	(1.8)
Federal funds purchased	0.2	—	0.2
Other borrowings	—	(0.1)	(0.1)

Total borrowings	(1.4)	(0.8)	(2.2)

Subordinated notes and debentures	(0.7)	(3.2)	(3.9)

Total change in interest expense	3.2	(22.0)	(18.8)

Change in net interest income	$76.5	$(43.8)	$32.7

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Bank service charges	$33.0	$32.5	$35.8	$95.8	$99.7
Investment management fees	8.7	8.7	8.4	26.0	24.9
Insurance revenue	9.5	7.2	9.0	25.1	23.5
Brokerage commissions	2.8	3.4	2.8	9.3	9.3
Net gains on sales of residential mortgage loans	3.6	2.8	1.3	10.0	5.5
Net gains (losses) on sales of acquired loans	—	0.7	(4.8)	0.7	7.9
Net security gains	—	—	8.6	—	8.8
Other non-interest income:
Commercial banking fees	9.5	6.7	9.8	21.0	19.3
Operating lease income	8.3	7.7	6.4	22.7	18.7
Bank-owned life insurance	1.3	1.2	2.0	4.3	4.6
Merchant services income, net	1.2	1.3	1.1	3.6	3.2
Other	3.5	3.5	4.3	11.0	10.5

Total other non-interest income	23.8	20.4	23.6	62.6	56.3

Total non-interest income	$81.4	$75.7	$84.7	$229.5	$235.9

Total non-interest income decreased $3.3 million compared to the third quarter of 2011 and increased $5.7 million compared to the second quarter of 2012. Included in the third quarter of 2011 are net security gains of $8.6 million and net losses on sales of acquired loans of $4.8 million. The increase in non-interest income compared to the second quarter of 2012 reflects ongoing improvement in most fee-based businesses, the seasonal increase in insurance revenue and higher commercial banking fees.

The improvement in bank service charges from the second quarter of 2012 primarily reflects increases in cash management fees and seasonally higher interchange and other fees. Bank service charges continue to be impacted as a result of certain provisions of the DFA (see Recent Market Developments). The increase in insurance revenue reflects the seasonal nature of insurance renewals.

The increase in net gains on sales of residential mortgage loans from the second quarter of 2012 and the third quarter of 2011 reflects the higher level of residential mortgage loan sales (a 15% increase in volume in the third quarter of 2012 from the second quarter and an 85% increase in volume from the year-ago quarter) due to the higher level of refinancing activity in the third quarter of 2012. Net gains on sales of residential mortgage loans in 2012 continue to reflect improved “pricing” on residential mortgage loans sold.

BOLI income totaled $1.3 million ($2.0 million on a taxable-equivalent basis) in the third quarter of 2012, compared to $2.0 million ($2.9 million on a taxable-equivalent basis) in the year-ago quarter and $1.2 million ($1.8 million on a taxable-equivalent basis) in the second quarter of 2012. The decrease in BOLI income primarily reflects a lower crediting rating in 2012.

The increase in operating lease income reflects higher levels of equipment leased to PCLC customers while the increase in commercial banking fees primarily reflects higher prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $12.0 billion and $4.5 billion, respectively, at September 30, 2012 compared to $12.5 billion and $4.3 billion, respectively, at December 31, 2011.

In June 2005, a group of U.S. merchants filed a class action lawsuit against VISA and MasterCard claiming that the way VISA and MasterCard set interchange rates was a violation of anti-trust laws. In July 2012, the parties announced a settlement to the lawsuit in which VISA and MasterCard proposed to pay $7.25 billion to the merchants ($6.05 billion in cash and $1.2 billion from an eight month reduction in credit card interchange). The settlement is not expected to have a significant impact on the Company’s financial results.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Compensation and benefits	$106.7	$104.5	$110.1	$321.5	$318.0
Occupancy and equipment	36.5	34.1	34.9	104.0	98.9
Professional and outside service fees	15.8	17.5	18.6	48.6	51.9
Other non-interest expense:
Regulatory	7.2	7.6	6.9	22.6	21.7
Amortization of leased equipment	6.8	6.4	5.3	18.8	15.5
Amortization of other acquisition-related intangibles	6.7	6.8	7.0	20.1	18.9
Stationery, printing, postage and telephone	5.9	5.4	5.8	17.0	16.3
Advertising and promotion	3.9	5.1	4.0	13.4	11.8
Other	19.4	18.3	19.2	57.2	59.1

Total other non-interest expense	49.9	49.6	48.2	149.1	143.3

Total	208.9	205.7	211.8	623.2	612.1
Merger-related expenses	—	—	20.1	—	29.6

Total non-interest expense	$208.9	$205.7	$231.9	$623.2	$641.7

Efficiency ratio	61.4%	61.5%	62.4%	62.2%	64.5%

Excluding the effect of merger-related expenses, total non-interest expense in the third quarter of 2012 decreased $2.9 million compared to the third quarter of 2011 and increased $3.2 million compared to the second quarter of 2012. Merger-related expenses consist of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings. Total non-interest expense in the third quarter of 2012 includes a full quarter of expenses relating to the purchase of 57 branches late in the second quarter (approximately a $6.9 million increase from the second quarter).

The lower efficiency ratio in the third quarter of 2012 compared to the third quarter of 2011 reflects a 2% decrease in operating expenses partially offset by a 1% decrease in operating revenues. As compared to the second quarter of 2012, the improvement in the efficiency ratio reflects revenue growth and lower operating expenses as a result of cost-saving initiatives, which more than offset the increase in the level of operating expense in the third quarter attributable to the recent purchase of 57 branches (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits decreased $3.4 million compared to the year-ago quarter and increased $2.2 million compared to the second quarter of 2012. The year-over-year decrease primarily reflects the benefit from cost-saving initiatives and lower benefit-related costs, partially offset by normal merit increases. The increase from the second quarter of 2012 reflects additional compensation and benefit costs resulting from the acquisition of 57 branches late in the second quarter of 2012, partially offset by lower benefit-related costs and payroll tax expense as a result of more employees having reached the maximum payroll tax limit.

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

The increase in occupancy and equipment compared to the third quarter of 2011 primarily reflects the incremental costs associated with the continued geographic expansion of the Company’s franchise. The increase in amortization expense of leased equipment relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2012 and each of the next five years is as follows: $26.8 million in 2012; $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; and $21.6 million in 2017.

Income Taxes

People’s United Financial’s effective income tax rate was 32.5% for the nine months ended September 30, 2012, which approximates the expected income tax rate for the remainder of 2012, compared to 32.7% for the full-year of 2011. The difference between People’s United Financial’s effective income tax rate for the nine months ended September 30, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax exempt interest earned on certain investments; (iii) tax exempt income from bank-owned life insurance; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2012 were $28.6 billion, a $1.0 billion increase from December 31, 2011, reflecting increases of $856 million in total securities and $655 million in total loans, partially offset by decreases of $347 million in short-term investments, $68 million in other assets and $42 million in loans held for sale.

At September 30, 2012, liabilities totaled $23.5 billion, a $1.1 billion increase from December 31, 2011, reflecting increases of $547 million in total deposits and $668 million in total borrowings, partially offset by an $84 million decrease in other liabilities. On June 22, 2012, People’s United Bank acquired 57 branches and assumed approximately $324 million in deposits associated with these branches. See Note 2 to the Consolidated Financial Statements.

The increase in total loans from December 31, 2011 to September 30, 2012 reflects increases of $402 million in commercial and industrial loans, $263 million in residential mortgage loans and $183 million in equipment financing loans, partially offset by decreases of $139 million in commercial real estate loans and $53 million in consumer loans. Originated loans increased $1.6 billion from December 31, 2011 (commercial banking loans increased $1.3 billion and retail loans increased $342 million) and acquired loans decreased $968 million.

Non-performing assets (excluding acquired non-performing loans) totaled $294 million at September 30, 2012, a $43 million decrease from year-end 2011, primarily reflecting decreases in non-performing commercial real estate loans of $18.0 million, non-performing residential mortgage loans of $8.3 million, repossessed assets of $7.9 million, real estate owned (“REO”) of $7.0 million and non-performing equipment financing loans of $5.5 million. The allowance for loan losses was $186.0 million ($175.5 million on originated loans and $10.5 million on acquired loans) at September 30, 2012 compared to $182.9 million ($175.5 million on originated loans and $7.4 million on acquired loans) at December 31, 2011. At September 30, 2012, the originated allowance for loan losses as a percent of originated loans was 0.95% and as a percent of originated non-performing loans was 66.0%, compared to 1.05% and 59.7%, respectively, at December 31, 2011.

People’s United Financial’s total stockholders’ equity was $5.1 billion at September 30, 2012, a $108 million decrease from December 31, 2011. This decrease primarily reflects dividends paid of $164.3 million and open market repurchases of 13.5 million shares of common stock at a total cost of $163.7 million, partially offset by net income of $184.1 million. As a percentage of total assets, stockholders’ equity was 17.9% at September 30, 2012 compared to 18.9% at December 31, 2011. Tangible stockholders’ equity as a percentage of tangible assets was 11.2% at September 30, 2012 compared to 12.0% at December 31, 2011.

People’s United Financial’s (consolidated) tier 1 and total risk-based capital ratios were 14.1% and 15.6%, respectively, at September 30, 2012, compared to 14.8% and 16.2%, respectively, at December 31, 2011. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 10.8%, 13.2% and 14.1%, respectively, at September 30, 2012, compared to 11.1%, 13.1% and 13.9%, respectively, at December 31, 2011 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. The following tables summarize People’s United Financial’s loan portfolios.

Commercial Real Estate

(in millions)	September 30, 2012	December 31, 2011
Property Type:
Office buildings	$2,186.4	$2,130.1
Retail	1,776.5	1,730.2
Residential (multi-family)	1,663.2	1,796.7
Industrial/manufacturing	524.3	499.8
Hospitality and entertainment	346.9	404.9
Mixed/Special use	213.6	237.9
Land	118.4	139.3
Self storage	101.1	129.2
Health care	58.2	40.0
Other properties	44.2	64.1

Total commercial real estate	$7,032.8	$7,172.2

Commercial and Industrial

(in millions)	September 30, 2012	December 31, 2011
Industry:
Finance, insurance and real estate	$1,627.2	$1,300.0
Service	1,075.2	1,087.6
Manufacturing	829.2	765.2
Wholesale distribution	524.0	522.6
Retail sales	500.4	527.4
Health services	493.8	448.1
Construction	190.6	209.3
Transportation/utility	150.3	112.8
Arts/entertainment/recreation	135.6	147.1
Public administration	79.6	86.0
Agriculture	22.0	24.4
Other	126.3	122.1

Total commercial and industrial	$5,754.2	$5,352.6

Equipment Financing

(in millions)	September 30, 2012	December 31, 2011
Industry:
Transportation/utility	$698.5	$599.5
Construction	412.8	412.2
Printing	278.1	331.7
General manufacturing	167.5	134.0
Waste	162.1	136.6
Retail sales	142.4	114.3
Packaging	109.6	92.1
Wholesale distribution	56.3	49.3
Service	54.9	47.9
Health services	54.3	41.6
Food services	28.4	32.3
Other	32.6	22.7

Total equipment financing	$2,197.5	$2,014.2

Residential Mortgage

(in millions)	September 30, 2012	December 31, 2011
Adjustable-rate	$3,303.4	$2,947.7
Fixed-rate	587.9	680.7

Total residential mortgage	$3,891.3	$3,628.4

Consumer

(in millions)	September 30, 2012	December 31, 2011
Home equity lines of credit	$1,863.0	$1,862.3
Home equity loans	186.5	195.4
Indirect auto	70.0	117.0
Other	44.7	42.7

Total consumer	$2,164.2	$2,217.4

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

During the recent credit cycle, People’s United Financial has experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs. Application of this clarifying guidance resulted in an increase of $22.2 million in the Company’s reported TDRs as of September 30, 2012.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the nine months ended September 30, 2012, we performed 45 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

Portfolio Risk Elements – Residential Mortgage Lending

People’s United Financial does not actively engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. People’s United Financial has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles. While no standard definition of “subprime” currently exists within the industry, the Company has generally defined subprime as borrowers with credit scores of 660 or less, either at or subsequent to origination.

At September 30, 2012, the loan portfolio included $740 million of interest-only residential mortgage loans, of which $14 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

Stated income loans, which People’s United Financial has not offered since mid-2007, represent a form of reduced documentation loan that requires a potential borrower to complete a standard mortgage application with full verification of the borrower’s asset information as contained in the loan application, but no verification of the provided income information. As with interest-only loans, underwriting guidelines for stated income loans require properties to be single-family and owner-occupied primary residences with lower LTV ratios and higher credit scores. In addition, stated income loans require the receipt of an appraisal for the real estate used as collateral and a credit report on the prospective borrower.

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2012, non-performing residential mortgage loans totaling $5.3 million had current LTV ratios of more than 100%. At September 30, 2012, the weighted average LTV ratio and FICO score for our residential mortgage loan portfolio were approximately 62% and 740, respectively.

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

During the first nine months of 2012, the Company repurchased from government sponsored enterprises (“GSEs”) and other parties a total of 11 residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $1.8 million and related fees and expenses incurred totaled $0.1 million. During that same time period, the Company issued 10 investor refunds under contractual obligations as a result of early payoffs, make whole payments, and sales and settlement differences on 10 loans that totaled $0.2 million. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.6 million as of September 30, 2012.

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

Portfolio Risk Elements – Home Equity Lending

The majority of our home equity lines of credit (“HELOCs”) have an initial draw period of 9 1/2 years followed by a 20-year repayment phase. During the initial draw period, interest-only payments are required, after which the disbursed balance is fully amortized over a 20-year repayment term. HELOCs carry variable rates indexed to the Prime Rate with a lifetime interest rate ceiling and floor, and are secured by first or second liens on the borrower’s primary residence. The rate used to qualify borrowers is the Prime Rate plus 5.00%, even though the initial rate may be substantially lower. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts. The minimum FICO credit score is 680. The borrower has the ability to convert the entire balance or a portion of the balance to a fixed-rate term loan during the draw period. There is a limit of three term loans that must be fully amortized over a term not to exceed the original HELOC maturity date.

A smaller portion of our HELOC portfolio has an initial draw period of 10 years with a variable-rate interest-only payment, after which there is a 5-year amortization period. An additional small portion of our HELOC portfolio has a 5-year draw period which, at our discretion, may be renewed for an additional 5-year interest-only draw period.

The following table sets forth, as of September 30, 2012, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2012	$37.8
2013	220.8
2014	315.1
2015	347.5
2016	351.6
2017	460.2
Later years	1,886.2

Total	$3,619.2

Essentially all of our HELOCs (97%) are presently in their draw period. Our default and delinquency statistics indicate a higher level of occurrence for converted amortizing payment loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at September 30, 2012 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,815.8	$27.2	1.50%
Amortizing payment	47.2	1.7	3.70

For the nine months ended September 30, 2012, approximately 33% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of our home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2012, full and complete first lien position data was not readily available for approximately 78% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2012, the portion of the home equity portfolio greater than 90 days past due with a CLTV greater than 80% was $6.0 million.

As of September 30, 2012, full and complete first lien position data was readily available for approximately 22%, or $457 million, of the home equity portfolio. Of that total, approximately 38%, or $173 million, are in a junior lien position. We estimate that of those junior liens, 45%, or $78 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2012, there were 56 loans totaling $4.9 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 32 of the loans (totaling $1.7 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 32 loans was $0.9 million as of September 30, 2012. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 55% as of September 30, 2012.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2012, approximately 76% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

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

At September 30, 2012, the weighted average CLTV ratio and FICO score for our home equity portfolio were approximately 55% and 749, respectively.

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

People’s United Financial’s construction loan portfolio totaled $568 million (approximately 3% of total loans) at

September 30, 2012. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $846 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2012, construction loans totaling $156 million had remaining available interest reserves totaling $20 million. At that date, the Company had construction loans with interest reserves totaling $0.2 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $11 million of restructured construction loans as of September 30, 2012.

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

The risk characteristics considered include (i) collateral values/LTV ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the nine months ended September 30, 2012.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2012. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At September 30, 2012, the allowance for loan losses on acquired loans was $10.5 million.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Allowance for loan losses on originated loans:
Balance at beginning of period	$175.5	$175.5	$176.0	$175.5	$172.5
Charge-offs	(11.1)	(12.3)	(14.6)	(36.3)	(42.4)
Recoveries	1.7	1.5	1.2	4.9	3.9

Net loan charge-offs	(9.4)	(10.8)	(13.4)	(31.4)	(38.5)
Provision for loan losses	9.4	10.8	14.4	31.4	43.0

Balance at end of period	$175.5	$175.5	$177.0	$175.5	$177.0

Allowance for loan losses on acquired loans:
Balance at beginning of period	$4.8	$7.7	$—	$7.4	$—
Charge-offs	—	(2.7)	—	(2.7)	—
Provision for loan losses	5.7	(0.2)	—	5.8	—

Balance at end of period	$10.5	$4.8	$—	$10.5	$—

Originated allowance for loan losses as a percentage of:
Originated loans	0.95%	1.00%	1.09%	0.95%	1.09%
Originated non-performing loans	66.0	65.6	68.5	66.0	68.5
Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	1.22	1.29	1.48	1.22	1.48
Retail originated allowance for loan losses as a percentage of originated retail loans	0.35	0.37	0.26	0.35	0.26

The provision for loan losses in the third quarter of 2012 totaled $15.1 million, reflecting $9.4 million in net loan charge-offs (including $4.8 million against previously-established specific reserves), a $4.8 million increase in the originated allowance for loan losses due to loan growth in both the commercial and residential mortgage loan portfolios, and a $5.7 million increase in the acquired allowance for loan losses due to impairment on certain acquired loans. The provision for loan losses totaled $14.4 million in the third quarter of 2011, reflecting $13.4 million in net loan charge-offs (including $4.7 million against previously-established specific reserves) and a $5.7 million increase in the allowance for loan losses. Management believes that the level of the allowance for loan losses at September 30, 2012 is appropriate to cover probable losses.

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

Net Loan Charge-Offs

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Commercial Banking:
Commercial real estate	$3.5	$6.1	$4.6	$14.6	$17.2
Commercial and industrial	2.6	3.1	4.4	7.3	8.3
Equipment financing	1.1	1.2	0.8	2.9	4.3

Total	7.2	10.4	9.8	24.8	29.8

Retail:
Residential mortgage	1.3	1.4	2.1	4.7	4.9
Home equity	0.6	1.4	1.1	3.7	2.7
Other consumer	0.3	0.3	0.4	0.9	1.1

Total	2.2	3.1	3.6	9.3	8.7

Total	$9.4	$13.5	$13.4	$34.1	$38.5

Net Loan Charge-Offs as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Commercial Banking:
Commercial real estate	0.20%	0.35%	0.26%	0.28%	0.33%
Commercial and industrial	0.19	0.23	0.34	0.18	0.26
Equipment financing	0.21	0.22	0.16	0.19	0.28
Retail:
Residential mortgage	0.13	0.14	0.25	0.16	0.21
Home equity	0.13	0.28	0.21	0.25	0.18
Other consumer	1.00	0.67	0.97	0.78	0.78
Total portfolio	0.18%	0.26%	0.27%	0.22%	0.28%

The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

Non-Performing Assets

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectibility of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at September 30, 2012 or December 31, 2011.

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

Non-Performing Assets

(dollars in millions)	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$88.5	$90.5	$97.3	$106.7	$91.0
Commercial and industrial	64.6	62.2	63.0	59.2	49.2
Equipment financing	37.4	37.3	39.6	42.9	37.9

Total	190.5	190.0	199.9	208.8	178.1

Retail:
Residential mortgage	60.6	63.7	70.0	68.9	65.5
Home equity	14.6	13.7	15.3	15.8	14.2
Other consumer	0.3	0.2	0.2	0.3	0.5

Total	75.5	77.6	85.5	85.0	80.2

Total originated non-performing loans (1)	266.0	267.6	285.4	293.8	258.3
REO	19.8	19.7	21.9	26.8	27.7
Repossessed assets	8.2	7.2	9.1	16.1	19.2

Total non-performing assets	$294.0	$294.5	$316.4	$336.7	$305.2

Originated non-performing loans as a percentage of originated loans	1.45%	1.52%	1.67%	1.75%	1.60%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.59	1.67	1.85	2.00	1.88
Tangible stockholders’ equity and originated allowance for loan losses	9.41	9.37	9.96	10.47	9.22

(1)	Reported net of government guarantees totaling $14.1 million at Sept. 30, 2012, $14.8 million at June 30, 2012, $15.6 million at March 31, 2012, $12.1 million at Dec. 31, 2011 and $11.3 million at Sept. 30, 2011. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $191 million and $11 million, respectively, at September 30, 2012 and $235 million and $14 million, respectively, at December 31, 2011. Such loans meet People’s United Financial’s definition of a non-performing loan but are excluded because the risk of credit loss was considered in the Company’s estimate of acquisition-date fair value and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $42.8 million from December 31, 2011 and equaled 1.59% of originated loans, REO and repossessed assets at September 30, 2012. The decrease in total non-performing assets from December 31, 2011 reflects decreases in non-performing commercial real estate loans of $18.1 million, non-performing residential mortgage loans of $8.3 million, repossessed assets of $7.9 million, REO of $7.1 million, non-performing equipment financing loans of $5.5 million and non-performing consumer loans of $1.2 million, partially offset by increases in non-performing commercial and industrial loans of $5.3 million.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $523 million in originated potential problem loans at September 30, 2012. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2012, originated potential problem loans consisted of $267 million of commercial and industrial loans, $151 million of commercial real estate loans and $105 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2012, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale. People’s United Bank’s liquid assets included $422 million in cash and cash equivalents, $3.7 billion in debt securities available for sale and $6 million in trading account securities. Securities available for sale with a fair value of

$1.41 billion at September 30, 2012 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $21.4 billion at September 30, 2012 and represented 76% of total funding (the sum of total deposits, total borrowings, subordinated notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and subordinated notes and debentures totaled $1.5 billion and $160 million, respectively, at September 30, 2012, representing 5.4% and 0.6%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York, and repurchase agreements. At September 30, 2012, People’s United Bank’s total borrowing limit from the FHLB of Boston and Federal Reserve Bank of New York for advances, and repurchase agreements, was $4.8 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.8 billion at that date.

At September 30, 2012, People’s United Bank had outstanding commitments to originate loans totaling $1.4 billion and approved, but unused, lines of credit extended to customers totaling $4.7 billion (including $1.8 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.11 billion at September 30, 2012, a $108 million decrease from December 31, 2011. This decrease primarily reflects dividends paid of $164.3 million and open market repurchases of 13.5 million shares of common stock at a total cost of $163.7 million, partially offset by net income of $184.1 million.

Stockholders’ equity equaled 17.9% of total assets at September 30, 2012 compared to 18.9% at December 31, 2011. Tangible stockholders’ equity equaled 11.2% of tangible assets at September 30, 2012 compared to 12.0% at December 31, 2011.

In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of common stock. Under the repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the nine months ended September 30, 2012, 13.5 million shares of People’s United Financial common stock were repurchased under this program at a total cost of $163.7 million. Through October 26, 2012, an additional 1.2 million shares were repurchased at a total cost of $14.6 million.

In October 2012, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.16 per share. The dividend is payable on November 15, 2012 to shareholders of record on November 1, 2012.

In September 2012, People’s United Bank paid a cash dividend of $65 million to People’s United Financial.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 10.8% at September 30, 2012, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC.

People’s United Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2012 with ratios of 10.8% and 14.1%, respectively, compared to 11.1% and 13.9%, respectively, at

December 31, 2011. People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at September 30, 2012.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2012 to the OCC’s requirements. At September 30, 2012, People’s United Bank’s adjusted total assets, as defined, were $26.4 billion and its total risk-weighted assets, as defined, were $21.7 billion. At September 30, 2012, People’s United Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
As of September 30, 2012	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,857.6	(1)	10.8%	n/a	n/a	$396.7	1.5%
Leverage (core) capital	2,857.6	(1)	10.8	$1,322.4	5.0%	1,057.9	4.0
Total risk-based capital	3,064.9	(2)	14.1	2,167.2	10.0	1,733.7	8.0

(1)	Tier 1 capital represents People’s United Bank’s total equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net gains on derivatives qualifying as cash flow hedges; (iii) certain assets not recognized in Tier 1 capital (principally goodwill and other acquisition-related intangibles); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	September 30, 2012	December 31, 2011
Tangible equity to tangible assets	11.2%	12.0%
Leverage (Tier 1 capital to adjusted total assets)	11.5	12.5
Tier 1 common equity to total risk-weighted assets (1)	13.6	14.2
Tier 1 risk-based capital to total risk-weighted assets	14.1	14.8
Total risk-based capital to total risk-weighted assets	15.6	16.2

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangibles.

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

While the regulations ultimately applicable to U.S. financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012, management currently estimates that the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 50-100 basis points on an “as proposed” and “fully phased-in” basis. Management will continue to monitor these and future proposed regulations.

Market Risk Management

Market risk represents the risk of loss to earnings, capital and the economic values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates. The only significant market risk exposure for People’s United Financial at this time is interest rate risk (“IRR”), which is a result of the Company’s core business activities of making loans and accepting deposits.

Interest Rate Risk

The effective management of interest rate risk is essential to achieving the Company’s financial objectives. This responsibility is carried out by ALCO. The goal of ALCO is to generate a stable net interest margin over entire interest rate cycles regardless of changes in either short- or long-term interest rates. Generating earnings by taking excessive interest rate risk is prohibited by the interest rate risk limits established by the Company’s Board of Directors. ALCO manages IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

Net Interest Income at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a forward twelve-month period. This simulation captures underlying product behaviors, such as asset and liability re-pricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions that are management judgments based on estimates and historical experience; (ii) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (iii) new business loan rates that are based on recent new business origination experience; and (iv) deposit pricing assumptions that are based on historical regression models and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure net interest income at risk. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Yield curve twist scenarios assume the shape of the curve flattens or steepens instantaneously centered around the 18-month point of the curve, thereby segmenting the yield curve into a “short end” and a “long end”. Internal policy regarding IRR simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than: 7% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift. Current policy does not specify limits for yield curve twist simulations.

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2012 and December 31, 2011. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)	As of September 31, 2012	As of December 31, 2011
+300	23.7%	18.4%
+200	15.3	12.1
+100	7.0	5.5
-25	(1.6)	(1.1)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)	As of September 30, 2012	As of December 31, 2011
Long End +100	3.1%	2.9%
Long End +50	1.6	1.5
Long End -50	(1.6)	(1.5)
Long End -100	(2.5)	(2.8)
Short End +100	3.9	2.6
Short End +50	1.7	1.0
Short End -25	(0.8)	(0.3)

The above net interest income at risk simulation results indicate that as of September 30, 2012, the Company is asset sensitive over the twelve-month forecast horizon (i.e., the Company’s net interest income will increase if market rates rise). This is primarily due to approximately one-third of its loan portfolio being comprised of Prime and one-month Libor-based loans that are primarily funded by less rate-sensitive core deposits.

In 2012, the Company modified its volume assumption methodology for net interest income simulation. This change resulted in increased asset sensitivity that was partially offset by the purchase of investment securities during the first nine months of 2012. The mix of one-month Libor-based loans as a percentage of total loans has increased during the first nine months of 2012 and as a result, the Company is more asset sensitive when the “short-end” rises. Overall, asset sensitivity increased slightly from December 31, 2011. Based on the Company’s interest rate position at September 30, 2012, an immediate 100 basis point increase in interest rates translates to an approximate $60 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s interest rate risk position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in income simulation. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged. Internal policy currently limits the exposure to a decrease in economic value of equity at risk resulting from instantaneous parallel shifts of the yield curve in the following manner: 5% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift.

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various shifts in interest rates. Given the interest rate environment at both September 30, 2012 and December 31, 2011, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	As of September 31, 2012	As of December 31, 2011
+300	0.6%	—%
+200	1.6	0.4
+100	1.3	(0.7)
-25	(0.3)	0.3

The Company has maintained a long-term neutral interest rate risk position during the first nine months of 2012 and has not made material changes to either its assumptions or methodologies used in the economic value of equity simulations during that period.

People’s United Financial’s interest rate risk position at September 30, 2012, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a neutral economic value of equity at risk position at that date. Asset sensitivity over the next twelve months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less rate sensitive core deposits. From a longer-term perspective, these core deposits are supporting longer duration loan assets serving to create a neutral risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of September 30, 2012, there were no breaches of the Company’s internal policy limits with respect to either interest rate risk measure.

Management utilizes both interest rate measures in the normal course of measuring and managing interest rate risk and believes that each measure is valuable in understanding the Company’s interest rate risk position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At September 30, 2012, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2012 was $8.5 million, for which People’s United Financial had posted $7.6 million of collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.9 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of September 30, 2012 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$6.5
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	53	2
Fair value:
Recognized as a liability	$3.6	$0.1

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of September 30, 2012 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$1,078.1	$1,078.1
Weighted average interest rates:
Pay floating (receive fixed)	0.24%(2.33%)	—
Pay fixed (receive floating)	—	2.21%(0.24%)
Weighted average remaining term to maturity (in months)	86	86
Fair value:
Recognized as an asset	$81.8	$—
Recognized as a liability	—	74.4

See Note 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 106 through 111 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of
September 30, 2012, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2012, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2012:
Tendered by employees (1)	4,292	$11.83	—	—
Publicly announced program (2)	851,081	$11.40	851,081	8,148,919
August 1 - 31, 2012:
Tendered by employees (1)	—	$—	—	—
Publicly announced program (2)	2,241,633	$11.91	2,241,633	5,907,286
September 1 - 30, 2012:
Tendered by employees (1)	9,403	$12.41	—	—
Publicly announced program (2)	1,407,286	$12.17	1,407,286	4,500,000

Total:
Tendered by employees (1)	13,695	$12.23	—	—
Publicly announced program (2)	4,500,000	$11.90	4,500,000	4,500,000

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding common stock, or 18.0 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management.

Through September 30, 2012, 13.5 million shares of People’s United Financial’s common stock had been repurchased under this program at a total cost of $163.7 million. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of
September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended
September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 2, 2012	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2012	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2012	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.