Form 10-K
period 2012-12-31
People's United Financial, Inc.
filed 2013-03-01
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $4,088,080,820.

As of February 15, 2013, there were 338,671,001 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2013, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2012 FORM 10-K

Part I

Item 1.	Business

General

People’s United Financial, Inc. (“People’s United Financial” or the “Company”) is a savings and loan holding company incorporated under the state laws of Delaware and the holding company for People’s United Bank, a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut.

On June 22, 2012, People’s United Bank acquired 57 branches from RBS Citizens, N.A. (“Citizens”) and assumed approximately $324 million in deposits associated with these branches. After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of their respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions. On January 1, 2008, People’s United Financial completed its acquisition of Chittenden Corporation (“Chittenden”), a multi-bank holding company headquartered in Burlington, Vermont. People’s United Financial’s results of operations include the results of the acquired entities beginning with their respective closing dates.

The principal business of People’s United Financial is to provide, through People’s United Bank and its subsidiaries, commercial banking, retail and business banking, and wealth management services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within New England and southeastern New York, and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits.

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

This full range of financial services is delivered through a network of 419 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 86 full-service Stop & Shop supermarket branches throughout Connecticut and 54 in southeastern New York that provide customers with seven-day-a-week banking. People’s United Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 14 states to support equipment financing operations throughout the United States. People’s United Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group, which has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United Financial’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments and wholesale borrowings.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking; and Retail and Business Banking. Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking and municipal banking. In addition, Commercial Banking consists of institutional trust services, corporate trust, insurance services provided through PUIA and private banking. Retail and Business Banking includes, as its principal business lines, business lending, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity lending), and merchant services. In addition, Retail and Business Banking includes brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Further discussion of People’s United Financial’s business and operations appears on pages 24 through 91.

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

Although savings and loan holding companies are currently not subject to consolidated regulatory leverage or risk-based capital requirements, FRB guidance indicates that a savings and loan holding company should have sufficient capital and an effective capital planning process, consistent with its overall risk profile and considering the size, scope, and complexity of its operations, to ensure its safe and sound operation. The FRB has also indicated that it will evaluate a savings and loan holding company’s capital planning and capital distribution processes, and its capital sufficiency in light of relevant supervisory guidance applicable to bank holding companies. The FRB also announced that in light of the requirements of the HOLA and any unique characteristics of savings and loan holding companies, it intends to assess the condition, performance and activities of savings and loan holding companies in a manner consistent with the FRB’s established risk-based approach for bank holding companies.

Activities Restrictions Applicable to Savings and Loan Holding Companies. The activities of all savings and loan holding companies formed after May 4, 1999, including People’s United Financial, must be financially related activities permissible for bank holding companies, unless the savings and loan holding company has elected to be treated as a financial holding company. A savings and loan holding company that has made a financial holding company election may also engage in activities permissible under section 4(k) of the Bank Holding Company Act. As of December 31, 2012, People’s United Financial had not made an election to be treated as a financial holding company.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company directly or indirectly, from acquiring:

•	control (as defined under the HOLA) of another savings bank (or a holding company parent) without prior FRB approval;

•

through merger, consolidation or purchase of assets, another savings bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution or holding company without prior approval by the FRB or the Office of the Comptroller of the Currency (the “OCC”); or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings bank subsidiary that is approved by the OCC).

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings bank or holding company thereof without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings banks, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund (the “DIF”), the convenience and needs of the community and competitive factors.

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

Supervision and Regulation—People’s United Bank

General

People’s United Bank is a federally-chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. Until July 2011, People’s United Bank was subject to regulation, examination, supervision and reporting requirements by the OTS as its chartering agency, and by the FDIC as the deposit insurer. On July 21, 2011, primary supervisory responsibility for People’s United Bank was transferred from the OTS to the OCC. People’s United Bank files reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks with more than $10 billion in total assets and has substantial discretion to impose enforcement action on a federally-chartered savings bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

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

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements (the “Basel framework” or “Basel III”). When implemented by the U.S. banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

In June 2012, the U.S. banking agencies issued proposed rules to address implementation of the Basel III framework for U.S. financial institutions. The proposed rules set forth changes in the calculation of risk-weighted assets and introduce limitations on what is permissible for inclusion as Tier 1 capital. In August 2012, the comment period for the proposed rules, which was originally scheduled to end in early September 2012, was extended to late October 2012. The implementation of the Basel III final framework was scheduled to commence on January 1, 2013, however final rules have not been issued by U.S. banking agencies and, therefore, Basel III is not yet applicable to the Company or People’s United Bank. At December 31, 2012, People’s United Bank exceeded each of its applicable capital requirements. See Management’s Discussion & Analysis—Regulatory Capital Requirements beginning on page 84 for a further discussion regarding People’s United Bank’s capital requirements.

Safety and Soundness Standards. Each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a federal savings bank is treated as “well-capitalized” if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2012, People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution.

In June 2012, the U.S. federal banking agencies, including the FRB and the OCC, issued a proposed rule to implement capital reforms required by Basel III and the DFA (see Capital Requirements). This proposed rule would also revise the prompt corrective action framework by incorporating new regulatory capital minimums, including a requirement for tangible common equity.

Insurance Activities. Federal savings banks are generally permitted to engage in certain insurance and annuity activities through subsidiaries. However, federal banking laws prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity from an entity affiliated with the depository institution or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. Applicable regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

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

The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF. In 2009, in response to adverse economic conditions that resulted in an increased number of bank failures and, consequently, greater use of DIF resources, the FDIC authorized higher premium assessments pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Also in 2009, the FDIC amended the assessment regulations to require insured financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012.

In February 2011, the FDIC approved a final rule that: changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target size for the DIF at 2% of insured deposits. The rule, which was effective beginning with the quarterly assessment period ending June 30, 2011, also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

One of the financial ratios used in the scorecard-based assessment system for financial institutions with more than $10 billion in assets is the ratio of “higher-risk” assets to Tier 1 capital and reserves. In October 2012, the FDIC adopted a final rule that revises the definitions of higher-risk commercial and industrial loans, securities and consumer loans and clarifies when an asset must be classified as higher risk. This rule is generally effective on April 1, 2013.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0064% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature between 2017 and 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates. Federal savings banks are subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, and their implementing regulations, Regulation W and Regulation O, issued by the FRB. Affiliated transaction provisions, among other things, prohibit or limit a federal savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

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

Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit, including credit associated with derivatives and securities financing transactions, to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. People’s United Bank is in compliance with applicable loans to one borrower limitations.

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

Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance requires increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have: (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application. People’s United Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the OCC.

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

A savings bank that fails the QTL test will be deemed to have violated Section 5 of the HOLA and be subject to enforcement action under Section 5(d) of the HOLA. In addition, a savings bank that fails the QTL test generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends without prior approval from the OCC and the FRB (the payment of such dividend must also be permissible under national bank regulations); and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, the institution may have to repay any outstanding advances from the Federal Home Loan Bank (the “FHLB”) as promptly as possible. At December 31, 2012, People’s United Bank was in compliance with the QTL test.

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

Anti-Money Laundering and Customer Identification. People’s United Bank is subject to OCC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative reporting obligations on a broad range of financial institutions, including savings banks like People’s United Bank.

Federal Home Loan Bank System. People’s United Bank is a member of the FHLB system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB system provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Agency, which has also established standards of community or investment service that members must meet to maintain access to long-term advances.

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

Federal Reserve System. FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $12.4 million and $79.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $79.5 million. The first $12.4 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board.

Market Area and Competition

People’s United Financial’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2012, approximately 31%, 18%, 13% and 8% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts, New York and Vermont, respectively. Loans to customers located in the New England states as a group represented approximately 68% of total loans at December 31, 2012. However, substantially all of the equipment financing portfolio (approximately 97% at December 31, 2012) was to customers located outside of New England. At December 31, 2012, approximately 32% of the equipment financing portfolio was to customers located in Texas, California and New York and no other state exposure was greater than 6%. As of June 30, 2012, People’s United Financial had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the third largest in the state of Connecticut; and (iii) the largest in the state of Vermont. People’s United Financial competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United Financial’s predominant market, Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $65,386, Connecticut ranks third in the United States, well above the U.S. median household income of $50,227, according to the 2010 Census and SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $80,531 according to the 2010 Census and SNL Financial. The median household income in Massachusetts, which has the Company’s third highest concentration of branches, was $62,098, according to the 2010 Census and SNL Financial. The median household income in Vermont, which has the Company’s fourth highest concentration of branches, was $50,558 according to the 2010 Census and SNL Financial, comparable to the national level.

The principal basis of competition for deposits is the interest rate paid for those deposits and related fees, the convenience of access to services through traditional and non-traditional delivery alternatives, and the quality of services to customers. The principal basis of competition for loans is through the interest rates and loan fees charged and the development of relationships based on the efficiency, convenience and quality of services provided to borrowers. Further competition has been created through the rapid acceleration of commerce conducted over the Internet. This has enabled institutions, including People’s United Financial, to compete in markets outside their traditional geographic boundaries.

Personnel

As of December 31, 2012, People’s United Financial had 4,847 full-time and 595 part-time employees.

Access to Information

As a public company, People’s United Financial is subject to the informational requirements of the Exchange Act, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the SEC. Such reports, proxy and information statements and other information can be inspected and copied at prescribed rates at the public reference room maintained by the SEC at 100 F Street N.E., Washington, D.C. 20549 and are available on the SEC’s EDGAR database on the internet at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. People’s United Financial’s common stock is listed on the NASDAQ Global Select Market under the symbol “PBCT”.

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

People’s United Financial’s interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s United Financial will earn less on some of its interest-earning assets while it is still obligated to pay higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, People’s United Financial might have to pay more on some of its interest-bearing liabilities while it continues to receive lower rates on some of its interest-earning assets.

People’s United Financial manages this risk using many different techniques. If it is not successful in managing this risk, People’s United Financial may be less profitable.

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. In recent years, we have benefited from relatively stable asset quality. Still, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only and stated income residential mortgage loans, home equity loans and lines with incomplete first lien data and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion & Analysis—Asset Quality beginning on page 66. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2012, People’s United Bank has established 86 full-service Stop & Shop branches throughout Connecticut, most in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. People’s United Bank also has 54 full-service Stop & Shop branches located in southeastern New York, most in close proximity to our traditional branches. At December 31, 2012, 33% of People’s United Bank branches were located in Stop & Shop supermarkets and 12% and 1% of our total deposits at that date were held in Connecticut and New York Stop & Shop supermarkets, respectively.

People’s United Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut and certain counties in the state of New York, in the form of licensing agreements between The Stop & Shop Supermarket Company and People’s United Bank, which provides for the leasing of space to People’s United Bank within Stop & Shop supermarkets for branch use. People’s United Bank has the exclusive right to branch in these supermarkets until 2022, provided that People’s United Bank does not default on its obligations under the licensing agreement.

Under the terms of the Connecticut license agreement, People’s United Bank has the obligation to open branches in new Connecticut Stop & Shop locations, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished. The New York license agreement has essentially the same provisions. The license agreements do not stipulate the number of branch openings per year but, rather, apply only to those new Stop & Shop locations that meet or exceed specified thresholds as to size (square footage) and/or customer traffic. Based on our experience, we would expect the application of these thresholds to result in the opening of approximately 4-6 new branches per year in Stop & Shop locations.

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

Our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease net interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

Our foreign country exposure, which is defined as the aggregation of exposure maintained with financial institutions, companies or individuals in a given country outside of the United States, is minimal and indirect, with the majority of such exposure comprised of corporate debt securities. Although our exposure to Europe is limited, the ongoing Eurozone crisis continues to strain the U.S. financial markets, suppressing stock prices and adding to volatility. Our sovereign credit exposure is also minimal and is comprised of an immaterial amount of government bonds issued by a single non-European sovereign.

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2012, approximately 31%, 18% and 13% of the Company’s loans by outstanding principal amount were to people and businesses located within Connecticut, Massachusetts and New York, respectively. Loans to people and businesses located in the New England states as a group represented approximately 68% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

If the economic environment deteriorates, or negative trends emerge with respect to the financial markets, the New England and southeastern New York economies could suffer more than the national economy. This would be especially likely in Fairfield County, Connecticut (where the Company is headquartered) as well as the suburban communities of New York City and Boston as a result of the large number of people living in these areas who also work in the financial services industry.

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

Our equipment financing business, which operates nationally, could be negatively affected by adverse changes in the national economy, even if those changes have no significant effect on the local and regional economies in which our other businesses operate.

No assurance can be given that such conditions will not occur or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

In Response to Competitive Pressures, Our Costs Could Increase if We Were Required to Increase Our Service and Convenience Levels or Our Margins Could Decrease if We Were Required to Increase Deposit Rates or Lower Interest Rates on Loans

People’s United Financial faces significant competition for deposits and loans. In deciding where to deposit their money, many people look first at the interest rate they will earn. They also might consider whether a bank offers other kinds of services they might need and, if they have been a customer of a bank before, what their experience was like. People also like convenience, so the number of offices and banking hours may be important. Some people also prefer the availability of on-line services.

People’s United Financial competes with other banks, credit unions, brokerage firms and money market funds for deposits. Some people may decide to buy bonds or similar kinds of investments issued by companies or by federal, state and local governments and agencies, instead of opening a deposit account.

In making decisions about loans, many people consider the interest rate they will have to pay. They also consider any extra fees they might have to pay in order to get the loan. Many business loans are more complicated because there may not be a standard type of loan that meets all of the customer’s needs. Business borrowers consider many different factors that are not all financial in nature, including the type and amount of security the lender wants and other terms of the loan that do not involve the interest rate.

People’s United Financial competes with other banks, credit unions, credit card issuers, finance companies, mortgage lenders and mortgage brokers for loans. Insurance companies also compete with People’s United Financial for some types of commercial loans.

Many of People’s United Financial’s competitors have branches in the same market area as it does, some of which are much larger than it is. The New England region, including Connecticut, which is People’s United Financial’s predominant market, and specifically Fairfield County, where People’s United Financial is headquartered, is an attractive banking market. Many locally-based banks have been acquired by large regional and national companies in the last several years. We expect this trend to continue. Therefore, there are not as many bank competitors in our market as there used to be, but the ones that are left are usually bigger and have more resources than the ones they acquired.

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

On July 21, 2010, the DFA was signed into law. While some of the provisions of the DFA have not yet been implemented, the legislation will result in significant changes in the financial regulatory landscape, many of which will affect us. Among the more significant provisions of the DFA, as well as their anticipated impact, if quantifiable, are:

•	Changes to the regulatory landscape, including:

(i)	elimination of the OTS as a separate federal regulatory agency;

(ii)	creation of the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and exercise exclusive authority over our consumer compliance examinations; and

(iii)	restrictions on the ability of federal bank regulatory authorities to preempt the application of state consumer protection laws and regulations.

•

The DFA transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the FRB, effective July 21, 2011, and on the same day, the OCC assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. In October 2011, People’s United Bank filed an application with the OCC to convert to a national bank charter. In connection with this conversion, People’s United Financial intends to submit an application to the Federal Reserve Bank of New York (the “FRB-NY”) to convert to a bank holding company. In connection with doing so, People’s United Financial expects to make an election for financial holding company status. While it is still too early to fully quantify the anticipated increase in our regulatory compliance burden, we do expect that costs associated with regulatory compliance, including the need to hire additional compliance personnel, will continue to increase as a result of the DFA.

•	Limitations on the amount of interchange fees that an issuer of debit cards may charge or receive:

•

The DFA limits the amount of interchange fee that an issuer of debit cards may charge or receive to an amount that is “reasonable and proportional” to the cost of the transaction. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The interchange fee provisions, which became effective in the fourth quarter of 2011, are expected to result in a decline in bank service charges of approximately $20 million on an annualized basis.

•	Changes impacting the financial products and services we offer to our customers:

•

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2012, People’s United Bank’s non-interest bearing deposits totaled $5.1 billion, or 23% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

•	Stricter capital requirements for bank holding companies:

•

The DFA imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting the inclusion of new trust preferred issuances in Tier I capital. The DFA also increases regulation of derivatives and hedging transactions, which could limit the ability of People’s United Financial to enter into, or increase the costs associated with, interest rate and other hedging transactions.

•	Mortgage rules promulgated by the CFPB:

•

In January 2013, the CFPB issued a series of final rules to implement provisions in the DFA related to mortgage origination and mortgage servicing. These rules, which are scheduled to go into effect in January 2014 and which may increase the cost of originating and servicing residential mortgage loans, include:

•

A rule to implement the requirement that creditors make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling and establish certain protections from liability under this requirement for “qualified mortgages”; and

•

A rule addressing mortgage servicers’ obligations to: correct errors asserted by mortgage loan borrowers; provide certain information requested by such borrowers; and provide protections to such borrowers in connection with force-placed insurance. Additionally, this final rule addresses servicers’ obligations to: provide information about mortgage loss mitigation options to delinquent borrowers; establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel capable of performing certain functions; and evaluate borrowers’ applications for available loss mitigation options.

Certain other provisions of the DFA still require subsequent regulatory rulemaking. As a result, it is not clear at this time how those new regulations will affect People’s United Financial.

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

While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2012, management believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations

People’s United Financial evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United Financial common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See Critical Accounting Policies and Notes 1, 2 and 6 to the Consolidated Financial Statements for additional information concerning People’s United Financial’s goodwill and the required impairment test.

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

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2012, full and complete first lien position data was not readily available for approximately 74% of the home equity portfolio which, in turn, represented approximately 7% of our overall loan portfolio at that date.

We are actively working with a third-party vendor to obtain the missing first lien information and have, in certain cases, obtained the data through information reported to credit bureaus when the borrower defaults. This data collection effort, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. Please see the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 68 for more detail, including steps we are taking to otherwise address this issue.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United Financial’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $66 million at December 31, 2012 and People’s United Financial occupies approximately 87% of the building; all other available office space is leased to an unrelated party. People’s United Financial delivers its financial services through a network of branches located throughout Connecticut, New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United Financial’s branch network is primarily concentrated in Connecticut, where it has 166 offices (including 86 located in Stop & Shop supermarkets). People’s United Financial also has 98 branches in southeastern New York (including 54 located in Stop & Shop supermarkets), 56 branches in Massachusetts, 42 branches in Vermont, 29 branches in New Hampshire and 28 branches in Maine. People’s United Financial owns 115 of its branches, which had an aggregate net book value of $64.8 million at December 31, 2012. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 15, 2013, the closing price of People’s United Financial, Inc. common stock was $12.95. As of that date, there were approximately 20,900 record holders of People’s United Financial, Inc. common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United Financial common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the SNL Mid Cap U.S. Bank & Thrift Index (the “Mid Cap Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2007 in each of People’s United Financial’s common stock, the S & P 500 Stock Index, the Russell Midcap Index and the Mid Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United Financial is included as a component of the Russell Midcap Index. The Mid Cap Index is an index prepared by SNL Securities comprised of 64 financial institutions (including People’s United Financial) located throughout the United States.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended December 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2012:
Tendered by employees (1)	62,342	$12.22	—	—
Publicly announced program (2)	1,268,750	$12.21	1,268,750	3,231,250
November 1 - 30, 2012:
Tendered by employees (1)	9,347	$11.90	—	—
Publicly announced program (2)	3,231,250	$11.82	3,231,250	—
December 1 - 31, 2012:
Tendered by employees (1)	—	$—	—	—
Publicly announced program (2)	213,600	$12.30	213,600	33,386,400

Total:
Tendered by employees (1)	71,689	$12.18	—	—
Publicly announced program (2)	4,713,600	$11.95	4,713,600	33,386,400

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of People’s United Financial’s outstanding common stock, or 18.0 million shares. In November 2012, People’s United Financial completed the repurchase of the maximum number of shares of common stock authorized in October 2011 and its Board of Directors authorized an additional repurchase of up to 10% of People’s United Financial’s outstanding common stock, or 33.6 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through February 27, 2013, People’s United Financial’s repurchased an additional 6.1 million shares of common stock under this authorization at an average price of $12.68 per share.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 24 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2012	2011 (1)	2010 (1)	2009	2008
Earnings Data:
Net interest income (fully taxable equivalent)	$940.4	$921.2	$697.3	$580.2	$640.3
Provision for loan losses	49.2	63.7	60.0	57.0	26.2
Non-interest income	313.8	307.6	270.0	284.3	279.6
Non-interest expense (2)	830.6	871.9	782.0	659.8	685.0
Operating non-interest expense (3)	817.9	815.1	743.4	657.8	633.7
Net income	245.3	192.4	82.5	101.2	137.8
Operating earnings (3)	253.9	230.7	122.2	104.3	171.0

Selected Statistical Data:
Net interest margin	3.86%	4.10%	3.67%	3.20%	3.63%
Operating net interest margin (3)	3.82	4.03	3.67	3.20	3.63
Return on average assets	0.87	0.74	0.37	0.49	0.68
Operating return on average assets (3)	0.90	0.89	0.55	0.50	0.84
Return on average tangible assets	0.95	0.80	0.41	0.53	0.73
Return on average stockholders’ equity	4.7	3.6	1.5	2.0	2.6
Return on average tangible stockholders’ equity	8.2	6.0	2.3	2.8	3.7
Operating return on average tangible stockholders’ equity (3)	8.5	7.2	3.4	2.9	4.6
Efficiency ratio (3)	62.4	64.0	73.3	73.6	66.9

Financial Condition Data:
Total assets	$30,324	$27,558	$25,034	$21,257	$20,168
Loans	21,737	20,385	17,323	14,099	14,547
Securities	4,669	2,931	3,033	902	1,902
Short-term investments (4)	131	411	1,120	3,492	1,139
Allowance for loan losses	188	183	173	173	158
Goodwill and other acquisition-related intangible assets	2,154	2,174	1,962	1,515	1,536
Deposits	21,751	20,816	17,933	15,446	14,269
Borrowings	2,386	857	1,011	159	188
Notes and debentures	659	160	182	182	181
Stockholders’ equity	5,039	5,215	5,216	5,101	5,174
Non-performing assets (5)	290	337	303	206	94

Ratios:
Net loan charge-offs to average loans	0.21%	0.28%	0.40%	0.29%	0.10%
Non-performing assets to originated loans, real estate owned and repossessed assets (5)	1.48	2.00	2.10	1.45	0.64
Originated allowance for loan losses to:
Originated loans (5)	0.91	1.05	1.19	1.22	1.08
Originated non-performing loans (5)	70.3	59.7	70.3	102.2	186.8
Average stockholders’ equity to average total assets	18.4	20.3	24.4	24.8	25.6
Stockholders’ equity to total assets	16.6	18.9	20.8	24.0	25.7
Tangible stockholders’ equity to tangible assets	10.2	12.0	14.1	18.2	19.5
Total risk-based capital (6)	13.1	14.0	14.5	14.1	13.4

Common Share Data:
Basic and diluted earnings per share	$0.72	$0.55	$0.23	$0.30	$0.41
Operating earnings per share (3)	0.75	0.66	0.34	0.31	0.51
Dividends paid per share	0.64	0.63	0.62	0.61	0.58
Dividend payout ratio	88.8%	114.9%	264.4%	201.1%	141.1%
Operating dividend payout ratio (3)	85.8	95.8	178.6	195.2	113.7
Book value per share (end of period)	$15.21	$14.96	$14.90	$15.20	$15.44
Tangible book value per share (end of period) (3)	8.71	8.72	9.30	10.68	10.86
Stock price:
High	13.79	14.49	17.08	18.54	21.76
Low	11.20	10.50	12.20	14.72	13.92
Close (end of period)	12.09	12.85	14.01	16.70	17.83

(1)	Previously reported amounts for the years ended December 31, 2011 and 2010 have been revised to reflect a reduction in net interest income, which, after taxes, reduced net income by $6.4 million and $3.2 million, respectively, and basic and diluted earnings per share by $0.02 and $0.01, respectively. Certain statistical data and other per common share data have been revised accordingly. See Note 1 to the Consolidated Financial Statements.
(2)	Includes a total of $12.7 million, $56.8 million, $58.9 million, $4.5 million and $51.3 million of merger-related expenses, core system conversion costs and one-time charges in 2012, 2011, 2010, 2009 and 2008, respectively. Also includes an FDIC special assessment charge of $8.4 million in 2009.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Includes securities purchased under agreements to resell.
(5)	Excludes acquired loans. See Asset Quality.
(6)	Total risk-based capital ratios presented are for People’s United Bank and, as such, do not reflect the additional capital residing at People’s United Financial, Inc. See Regulatory Capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) residential mortgage and secondary market activity; (7) changes in accounting and regulatory guidance applicable to banks; (8) price levels and conditions in the public securities markets generally; (9) competition and its effect on pricing, spending, third-party relationships and revenues; (10) the successful integration of acquisitions; and (11) changes in regulation resulting from or relating to financial reform legislation.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Market Developments

FDIC Insurance Coverage / Assessments

The FDIC insures deposits at FDIC insured financial institutions up to certain limits (up to $250,000 per depositor through December 31, 2013), charging premiums to maintain the DIF at specified levels. Such premiums vary based on the risk profile of the insured institution.

In 2009, in response to adverse economic conditions that resulted in an increased number of bank failures and, consequently, greater use of DIF resources, the FDIC authorized higher premium assessments pursuant to a restoration plan designed to increase the DIF reserve ratio to required levels. Also in 2009, the FDIC adopted a final rule that amended the assessment regulations to require insured financial institutions to prepay their estimated deposit insurance premiums for 2010, 2011 and 2012 on December 30, 2009. On December 30, 2009, People’s United Bank prepaid its estimated deposit insurance premiums totaling $69 million in accordance with FDIC regulations. The prepaid deposit insurance assessment at December 31, 2012 was $1 million.

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

One of the financial ratios used in the scorecard-based assessment system for financial institutions with more than $10 billion in assets is the ratio of “higher-risk” assets to Tier 1 capital and reserves. In October 2012, the FDIC adopted a final rule that revises the definitions of higher-risk commercial and industrial loans, securities and consumer loans and clarifies when an asset must be classified as higher risk. This rule is generally effective on April 1, 2013.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The DFA, which was signed into law on July 21, 2010, imposes significant changes in the financial regulatory landscape and will continue to impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial. The DFA transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the FRB, effective July 21, 2011, and on the same day, the OCC assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. In October 2011, People’s United Bank filed an application with the OCC to convert to a national bank charter. In connection with this conversion, People’s United Financial intends to submit an application to the FRB-NY to convert to a bank holding company.

The DFA created a new federal consumer protection agency, the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The CFPB also has supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to banks and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

The DFA limits the amount of interchange fee that an issuer of debit cards may charge or receive to an amount that is “reasonable and proportional” to the cost of the transaction. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The interchange fee provisions became effective in the fourth quarter of 2011 (see Non-Interest Income).

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2012, People’s United Bank’s non-interest-bearing deposits totaled $5.1 billion, or 23% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

In January 2013, the CFPB issued a series of final rules to implement provisions in the DFA related to mortgage origination and mortgage servicing. These rules, which are scheduled to go into effect in January 2014, may increase the cost of originating and servicing residential mortgage loans.

It is anticipated that the DFA will significantly increase the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

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

People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $30.1 billion in total assets as of December 31, 2012. People’s United Bank was organized in 1842 as a mutual savings bank, converted to stock form in 1988, and in 2006 converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. Until July 2011, People’s United Bank was subject to regulation, examination, supervision and reporting requirements by the OTS as its chartering agency, and by the FDIC as the deposit insurer. On July 21, 2011, primary supervisory responsibility for People’s United Bank was transferred from the OTS to the OCC.

People’s United Financial’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s United Financial’s three primary operating segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. People’s United Financial’s results of operations are also significantly affected by the provision for loan losses and the level of non-interest expense. In addition, People’s United Financial’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Acquisitions

On June 22, 2012, People’s United Bank acquired 57 branches from Citizens and assumed approximately $324 million in deposits associated with these branches. Fifty-three of the branches are situated in Stop & Shop supermarkets and four are traditional branches. All of the branches are located in the state of New York, with 30 on Long Island, eight in Westchester County and six in the boroughs of New York City. People’s United Bank paid a 1% premium on the assumed deposits of approximately $3.24 million. See Note 2 to the Consolidated Financial Statements.

After the close of business on June 30, 2011, People’s United Financial acquired Danvers based in Danvers, Massachusetts. The transaction was effective July 1, 2011. See Note 2 to the Consolidated Financial Statements.

On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown based in Hauppauge, New York and LSB based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal, a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. See Note 2 to the Consolidated Financial Statements. On January 1, 2008, People’s United Financial completed its acquisition of Chittenden, a multi-bank holding company headquartered in Burlington, Vermont. People’s United Financial’s results of operations include the results of the acquired entities beginning with their respective closing dates.

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

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated “One” represent those loans least likely to default while loans rated “Nine” represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. Estimated loan default factors are multiplied by loan balances within each risk-rating category and again multiplied by an historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company annually reviews this data to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, these factors are evaluated in order to conclude that they continue to be adequate based on current economic conditions.

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends and portfolio specific risk characteristics, the combination of which determines whether a loan is classified as “High” risk, “Moderate” risk or “Low” risk.

The allowance for loan losses for these smaller-balance, homogeneous portfolios is developed using a “build-up” approach that includes components attributable to: (i) historical portfolio loss experience; (ii) portfolio-specific risk elements; and (iii) other qualitative factors.

The risk characteristics considered include: (i) collateral values/loan-to-value (“LTV”) ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification. These risk classifications are reviewed periodically to ensure that they continue to be appropriate in light of changes within the portfolio and/or economic indicators as well as other industry developments.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during 2012.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during 2012. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Goodwill is evaluated for impairment at the reporting unit level. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred.

The Financial Accounting Standards Board amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test described below. People’s United Financial elected to perform this optional qualitative assessment in its evaluation of goodwill impairment and concluded that performance of the two-step test was not required.

When performed, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test at this time.

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

FHLB stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). The investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the applicable FHLB and its overall financial condition.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangible assets, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans, and non-recurring income) (the denominator). People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) merger-related expenses, including acquisition integration costs; (ii) charges related to executive-level management separation costs; (iii) severance-related costs; and (iv) writedowns of banking house assets, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP earnings per share. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The tangible equity ratio is the ratio of (i) tangible stockholders’ equity (total stockholders’ equity less goodwill and other acquisition-related intangible assets) (the numerator) to (ii) tangible assets (total assets less goodwill and other acquisition-related intangible assets) (the denominator). Tangible book value per share is calculated by dividing tangible stockholders’ equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated Employee Stock Ownership Plan (“ESOP”) common shares).

In light of diversity in presentation among financial institutions, the methodologies used by People’s United Financial for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

The following table summarizes People’s United Financial’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2012	2011	2010	2009	2008
Total non-interest expense	$830.6	$871.9	$782.0	$659.8	$685.0

Adjustments to arrive at operating non-interest expense:
Severance-related costs	(7.3)	(5.3)	—	—	—
Acquisition integration costs	(5.4)	—	—	—	—
Merger-related expenses	—	(42.9)	(23.3)	(2.0)	(36.5)
Writedowns of banking house assets	—	(4.8)	—	—	—
Executive-level separation agreement	—	(3.8)	(15.3)	—	—
Other one-time charges	—	—	—	—	(14.8)

Total	(12.7)	(56.8)	(38.6)	(2.0)	(51.3)

Operating non-interest expense	817.9	815.1	743.4	657.8	633.7

Amortization of other acquisition-related intangible assets	(26.8)	(25.8)	(21.7)	(20.6)	(21.3)
FDIC special assessment	—	—	—	(8.4)	—
Other (1)	(7.8)	(10.3)	(9.4)	(6.5)	(2.6)

Total	$783.3	$779.0	$712.3	$622.3	$609.8

Net interest income (FTE basis)	$940.4	$921.2	$697.3	$580.2	$640.3
Total non-interest income	313.8	307.6	270.0	284.3	279.6

Total revenues	1,254.2	1,228.8	967.3	864.5	919.9
Adjustments:
BOLI FTE adjustment	2.8	3.1	3.6	4.5	4.5
Net security (gains) losses	—	(8.8)	1.0	(22.0)	(8.3)
Gains on sales of acquired loans	(1.0)	(7.5)	—	—	—
Other (2)	(0.7)	2.2	—	(1.9)	(4.3)

Total	$1,255.3	$1,217.8	$971.9	$845.1	$911.8

Efficiency ratio	62.4%	64.0%	73.3%	73.6%	66.9%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, REO expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs, gains associated with the sale of branch locations and mortgage servicing rights, and interest on an income tax refund.

The following tables summarize People’s United Financial’s operating earnings, operating earnings per share, operating return on average assets and operating net interest margin:

Years ended December 31 (dollars in millions, except per share data)	2012	2011	2010	2009	2008
Operating Earnings
Net income, as reported	$245.3	$192.4	$82.5	$101.2	$137.8

Adjustments to arrive at operating earnings:
Severance-related costs	7.3	5.3	—	—	—
Acquisition integration costs	5.4	—	—	—	—
Merger-related expenses	—	42.9	23.3	2.0	36.5
Writedowns of banking house assets	—	4.8	—	—	—
Executive-level separation costs	—	3.8	15.3	—	—
Core system conversion costs	—	—	20.3	2.5	—
Other one-time charges	—	—	—	—	14.8
Other gains	—	—	—	—	(2.4)

Total pre-tax adjustments	12.7	56.8	58.9	4.5	48.9
Tax effect	(4.1)	(18.5)	(19.2)	(1.4)	(15.7)

Total adjustments, net of tax	8.6	38.3	39.7	3.1	33.2

Operating earnings	$253.9	$230.7	$122.2	$104.3	$171.0

Operating Earnings Per Share
Earnings per share, as reported	$0.72	$0.55	$0.23	$0.30	$0.41

Adjustment to arrive at operating earnings per share:
Severance-related costs	0.02	0.01	—	—	—
Acquisition integration costs	0.01	—	—	—	—
Merger-related expenses	—	0.08	0.04	—	0.07
Writedowns of banking house assets	—	0.01	—	—	—
Executive-level separation costs	—	0.01	0.03	—	—
Core system conversion costs	—	—	0.04	0.01	—
Other one-time charges	—	—	—	—	0.03
Other gains	—	—	—	—	—

Total adjustments per share	0.03	0.11	0.11	0.01	0.10

Operating earnings per share	$0.75	$0.66	$0.34	$0.31	$0.51

Operating Return on Average Assets
Average total assets	$28,113	$26,028	$22,016	$20,757	$20,373

Operating return on average assets	0.90%	0.89%	0.55%	0.50%	0.84%

Operating Net Interest Income

Years ended December 31 (dollars in millions, except per share data)	2012	2011	2010	2009	2008
Net interest income (FTE basis)	$940.4	$921.2	$697.3	$580.2	$640.3

Adjustments to arrive at operating net interest income:
Cost recovery income	(8.8)	(5.0)	—	—	—
Changes in accretable yield	—	(11.2)	—	—	—

Total adjustments	(8.8)	(16.2)	—	—	—

Operating net interest income	$931.6	$905.0	$697.3	$580.2	$640.3

Net interest margin, as reported	3.86%	4.10%	3.67%	3.20%	3.63%

Adjustments to arrive at operating net interest margin:
Cost recovery income	(0.04)	(0.02)	—	—	—
Changes in accretable yield	—	(0.05)	—	—	—

Total adjustments	(0.04)	(0.07)	—	—	—

Operating net interest margin	3.82%	4.03%	3.67%	3.20%	3.63%

Average total earning assets	$24,366	$22,497	$18,989	$18,157	$17,662

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Operating Return on Average Tangible Stockholders’ Equity

Years ended December 31 (dollars in millions)	2012	2011	2010	2009	2008
Operating earnings	$253.9	$230.7	$122.2	$104.3	$171.0

Average stockholders’ equity	$5,168	$5,271	$5,368	$5,141	$5,213
Less: Average goodwill and average other acquisition-related intangible assets	2,165	2,053	1,753	1,526	1,520

Average tangible stockholders’ equity	$3,003	$3,218	$3,615	$3,615	$3,693

Operating return on average tangible stockholders’ equity	8.5%	7.2%	3.4%	2.9%	4.6%

Operating Dividend Payout Ratio

Years ended December 31 (dollars in millions)	2012	2011	2010	2009	2008
Dividends paid	$217.9	$220.9	$218.1	$203.6	$194.4

Operating earnings	$253.9	$230.7	$122.2	$104.3	$171.0

Operating dividend payout ratio	85.8%	95.8%	178.6%	195.2%	113.7%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

Tangible Equity Ratio

As of December 31 (dollars in millions)	2012	2011	2010	2009	2008
Total stockholders’ equity	$5,039	$5,215	$5,216	$5,101	$5,174
Less: Goodwill and other acquisition-related intangible assets	2,154	2,174	1,962	1,515	1,536

Tangible stockholders’ equity	$2,885	$3,041	$3,254	$3,586	$3,638

Total assets	$30,324	$27,558	$25,034	$21,257	$20,168
Less: Goodwill and other acquisition-related intangible assets	2,154	2,174	1,962	1,515	1,536

Tangible assets	$28,170	$25,384	$23,072	$19,742	$18,632

Tangible equity ratio	10.2%	12.0%	14.1%	18.2%	19.5%

Tangible Book Value Per Share

As of December 31 (in millions, except per share data)	2012	2011	2010	2009	2008
Tangible stockholders’ equity	$2,885	$3,041	$3,254	$3,586	$3,638

Common shares issued	395.81	395.42	376.62	348.25	347.93
Less: Common shares classified as treasury shares	56.18	38.03	17.49	3.21	3.17
Unallocated ESOP common shares	8.36	8.71	9.06	9.41	9.76

Common shares	331.27	348.68	350.07	335.63	335.00

Tangible book value per share	$8.71	$8.72	$9.30	$10.68	$10.86

Economic Environment

People’s United Financial’s results are subject to fluctuations based on economic conditions. In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board has maintained its targeted range for the federal funds rate of 0 to 0.25 percent since December 16, 2008. Throughout 2012, the United States economy continued a slow expansion. Real gross domestic product decreased at an annual rate of 0.1% in the fourth quarter of 2012, after increasing 3.1% in the third quarter. The national unemployment rate was 7.8% as of December 31, 2012, down from 8.5% at the end of 2011.

Although economic growth in 2012 was modest, a number of developments during the year are likely to provide a basis for more robust future growth. These developments include: (1) an improvement in the housing market; (2) an increase in the rate of household formation; (3) an improvement in household balance sheets; (4) an increase in auto purchases; (5) a reduction in the drag posed by state and local government spending reductions; (6) an improvement in bank credit conditions; and (7) reductions in energy costs due to increased domestic energy production. In addition to these 2012 trends, the economy may benefit from the elimination of tax policy uncertainty, increased corporate investment and the multiplier effect of recent job gains. Offset against these forces is the expected drag due to the recent tax increases and uncertainties associated with federal spending policy, the implementation of the Patient Protection and Affordable Care Act, and the shortfall in pension funding in many states and municipalities.

The New England region and southeastern New York comprise People’s United Financial’s primary market area, with Connecticut, Massachusetts, Vermont and New York having the largest concentration of People’s United Financial’s loans, deposits and branches. Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $65,386, Connecticut ranks third in the United States, well above the U.S. median household income of $50,227, according to the 2010 Census and SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $80,531 according to the 2010 Census and SNL Financial. The state’s unemployment rate increased to 7.8% as of December 31, 2012 compared to 7.6% at the end of 2011, which is equivalent to the national rate.

The Connecticut economy experienced a moderate decrease in jobs in 2012, with total seasonally adjusted employment decreasing by approximately 50,100 jobs, or (2.8)%, from December 31, 2011 to December 31, 2012, compared to an increase of approximately 22,075 jobs, or 1.3%, from December 31, 2010 to December 31, 2011.

The median household income in Massachusetts was $62,098, according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 6.6% at December 31, 2012, up from 6.5% at the end of 2011. The median household income in Vermont was $50,558 according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 4.7% at December 31, 2012, down from 4.9% at the end of 2011. The median household income in New York was $54,080 according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 8.2% at December 31, 2012, up from 8.0% at the end of 2011.

The New England and New York economies experienced less severe contractions in the recent recession than the United States as a whole and have also enjoyed stronger recoveries. As a consequence, real GDP for 2011 (the most recent period for which regional data is available) was 1.9% higher in New England and 2.9% higher in New York compared to 2008, whereas U.S. GDP was only 0.7% higher. The overall outlook for the economies of New England and southeastern New York in 2013 is improving, with the expectation that these regions may experience a stronger recovery than the rest of the United States as a whole.

Financial Overview

People’s United Financial completed its acquisition of Danvers on June 30, 2011, effective July 1, 2011. People’s United Financial acquired Smithtown and LSB on November 30, 2010, Butler Bank on April 16, 2010 and Financial Federal on February 19, 2010. The results of operations for these acquired companies have been included beginning as of their respective closing dates. Financial data for prior periods has not been restated to include Danvers, Smithtown, LSB, Butler Bank and Financial Federal and therefore, are not directly comparable to subsequent periods. Previously reported results for 2011 and 2010 have been revised to reflect a reduction in interest income on certain acquired loans relating to an unintentional overstatement of interest income. See Note 1 to the Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2012 and 2011. Total assets at December 31, 2012 were $30.3 billion, a $2.7 billion increase from December 31, 2011, reflecting increases of $1.7 billion in total securities and $1.3 billion in total loans, partially offset by a $280 million decrease in short-term investments.

The increase in total loans from December 31, 2011 to December 31, 2012 reflects increases of $1.2 billion in commercial banking loans and $258 million in residential mortgage loans. Originated loans increased $2.7 billion from December 31, 2011 to $19.5 billion (commercial banking loans increased $2.4 billion and retail loans increased $361 million) and acquired loans decreased $1.4 billion. At December 31, 2012, the carrying amount of the acquired loan portfolio totaled $2.2 billion. The increase in total securities primarily reflects purchases of agency-issued CMOs backed by collateral that is expected to exhibit lower prepayment risk.

Non-performing assets (excluding acquired non-performing loans) totaled $289.6 million at December 31, 2012, a $47.1 million decrease from year-end 2011, primarily reflecting a $42.4 million decrease in non-performing commercial banking loans. The allowance for loan losses on originated loans was $177.5 million at December 31, 2012, reflecting a $2.0 million increase from December 31, 2011 in response to growth in the commercial and residential mortgage loan portfolios. The allowance for loan losses on acquired loans was $10.5 million at December 31, 2012 ($7.4 million at December 31, 2011). At December 31, 2012, the originated allowance for loan losses as a percent of originated loans was 0.91% and as a percent of originated non-performing loans was 70.3%, compared to 1.05% and 59.7%, respectively, at December 31, 2011.

At December 31, 2012, liabilities totaled $25.3 billion, a $3.0 billion increase from December 31, 2011, reflecting increases of $1.5 billion in total borrowings, $935 million in total deposits and $499 million in notes and debentures. The increase in total borrowings primarily reflects the partial funding used to support loan growth and securities purchases. The increase in deposits reflects, in part, the assumption of approximately $324 million in deposits associated with People’s United Bank’s acquisition of 57 branches in June 2012. The increase in notes and debentures reflects the Company’s issuance of $500 million of senior notes in December 2012.

People’s United Financial’s total stockholders’ equity was $5.0 billion at December 31, 2012, a $177 million decrease from December 31, 2011. This decrease primarily reflects open market repurchases of 18.2 million shares of common stock at a total cost of $220.0 million and dividends paid of $217.9 million, partially offset by net income of $245.3 million.

As a percentage of total assets, stockholders’ equity was 16.6% at December 31, 2012 compared to 18.9% at December 31, 2011. Tangible stockholders’ equity as a percentage of tangible assets was 10.2% at December 31, 2012 compared to 12.0% at December 31, 2011.

People’s United Financial’s (consolidated) tier 1 common, and tier 1 and total risk-based capital ratios were 12.7%, 13.2% and 14.7%, respectively, at December 31, 2012, compared to 14.3%, 14.8% and 16.2%, respectively, at December 31, 2011. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 9.8%, 12.2% and 13.1%, respectively, at December 31, 2012, compared to 11.1%, 13.1% and 14.0%, respectively, at December 31, 2011.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011. People’s United Financial reported net income of $245.3 million, or $0.72 per share, for the year ended December 31, 2012, compared to $192.4 million, or $0.55 per share, for the year-ago period. Operating earnings were $253.9 million, or $0.75 per share, for 2012, compared to $230.7 million, or $0.66 per share, for 2011. Included in the 2012 and 2011 results are $8.6 million and $38.3 million (after-tax), respectively, of merger-related expenses, core system conversion costs and one-time charges. Earnings in 2012 continue to reflect loan and deposit growth, continued positive results in fee-related businesses and ongoing expense control. People’s United Financial’s operating return on average assets was 0.90% for 2012 compared to 0.89% for 2011. Operating return on average tangible stockholders’ equity was 8.5% for 2012 compared to 7.2% for the year-ago period.

FTE net interest income increased $19.2 million from the year-ago period while the net interest margin declined 24 basis points to 3.86%. The lower net interest margin primarily reflects the effects of new loan volume at lower rates and lower interest income on acquired loans, partially offset by lower deposit rates. Compared to 2011, average earning assets increased $1.9 billion, reflecting increases of $1.9 billion in average loans and $367 million in average securities, partially offset by a $438 million decrease in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $2.1 billion in 2012, primarily reflecting a $2.0 billion increase in average total deposits.

Total non-interest income increased $6.2 million and total non-interest expense decreased $41.3 million compared to the year-ago period. The efficiency ratio was 62.4% for 2012 compared to 64.0% for the year-ago period. The provision for loan losses in 2012 totaled $49.2 million compared to $63.7 million in the year-ago period. The provision for loan losses in 2012 reflected net loan charge-offs of $44.1 million and increases of $2.0 million in the originated allowance for loan losses and $3.1 million in the acquired allowance for loan losses. The provision for loan losses in 2011 reflected net loan charge-offs of $53.3 million and increases of $3.0 million in the originated allowance for loan losses and $7.4 million in the acquired allowance for loan losses. Net loan charge-offs as a percentage of average total loans were 0.21% in 2012 compared to 0.28% in 2011.

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

The increase in total loans from December 31, 2010 to December 31, 2011 reflects increases of $2.0 billion in commercial banking loans and $981 million in residential mortgage loans. Originated loans increased $2.3 billion from December 31, 2010 to $16.8 billion (commercial banking loans increased $1.5 billion and retail loans increased $833 million) and acquired loans increased $724 million. At the acquisition date, the fair value of Danvers’ loans totaled $1.9 billion. At December 31, 2011, the carrying amount of the acquired loan portfolio totaled $3.6 billion. The decrease in total securities reflects the sale of 15-year mortgage-backed securities with an amortized cost of $507 million that were sold to reduce book value at risk due to an expected increase in prepayments, partially offset by purchases of short-duration agency-issued CMOs backed by collateral that is expected to exhibit lower prepayment risk.

Non-performing assets (excluding acquired non-performing loans) totaled $336.7 million at December 31, 2011, a $33.6 million increase from year-end 2010, primarily reflecting a $52.1 million increase in non-performing commercial banking loans partially offset by a $13.0 million decrease in real estate owned (“REO”). The allowance for loan losses on originated loans was $175.5 million at December 31, 2011, reflecting a $3.0 million increase from December 31, 2010 in response to growth in the commercial and residential mortgage loan portfolios. The allowance for loan losses on acquired loans was $7.4 million at December 31, 2011 (none at December 31, 2010). At December 31, 2011, the originated allowance for loan losses as a percent of originated loans was 1.05% and as a percent of originated non-performing loans was 59.7%, compared to 1.19% and 70.3%, respectively, at December 31, 2010.

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

People’s United Financial’s total stockholders’ equity was $5.2 billion at December 31, 2011, a $1 million decrease from December 31, 2010. This decrease primarily reflects the issuance of 18.5 million shares of common stock with a fair value of approximately $248 million in connection with the Danvers acquisition and net income of $192.4 million, essentially offset by open market repurchases of 20.4 million shares of common stock at a total cost of $247.2 million and dividends paid of $220.9 million.

As a percentage of total assets, stockholders’ equity was 18.9% at December 31, 2011 compared to 20.8% at December 31, 2010. Tangible stockholders’ equity as a percentage of tangible assets was 12.0% at December 31, 2011 compared to 14.1% at December 31, 2010.

People’s United Financial’s (consolidated) tier 1 common, and tier 1 and total risk-based capital ratios were 14.3%, 14.8% and 16.2%, respectively, at December 31, 2011, compared to 17.0%, 17.5% and 19.3%, respectively, at December 31, 2010. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 11.1%, 13.1% and 14.0%, respectively, at December 31, 2011, compared to 11.4%, 13.6% and 14.5%, respectively, at December 31, 2010.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010. People’s United Financial reported net income of $192.4 million, or $0.55 per share, for the year ended December 31, 2011, compared to $82.5 million, or $0.23 per share, for the year-ago period. Operating earnings were $230.7 million, or $0.66 per share, for 2011, compared to $122.2 million, or $0.34 per share, for 2010. Included in the 2011 and 2010 results are $38.3 million and $39.7 million (after-tax), respectively, of merger-related expenses, core system conversion costs and one-time charges. Earnings in 2011 continue to reflect organic loan and deposit growth, improvement in net interest income, continued positive results in fee-related businesses and tighter expense control. People’s United Financial’s operating return on average assets was 0.89% for 2011 compared to 0.55% for 2010. Operating return on average tangible stockholders’ equity was 7.2% for 2011 compared to 3.4% for the year-ago period.

FTE net interest income increased $223.8 million from the year-ago period while the net interest margin improved 43 basis points to 4.10%. The higher net interest margin primarily reflects the benefits from recent acquisitions, a 15 basis point reduction in the cost of deposits and the deployment of a portion of the Company’s excess capital that was previously invested in relatively low-yielding short-term investments and securities purchased under agreements to resell, partially offset by the effect of the historically low interest rate environment.

Compared to 2010, average earning assets increased $3.5 billion, reflecting increases of $3.6 billion in average loans and $1.4 billion in average securities, partially offset by a $1.4 billion decrease in average short-term investments and securities purchased under agreements to resell. Average funding liabilities increased $4.2 billion, primarily reflecting increases of $3.5 billion in average total deposits and $709 million in average total borrowings.

Total non-interest income increased $37.6 million and total non-interest expense increased $89.9 million compared to the year-ago period. The efficiency ratio was 64.0% for 2011 compared to 73.3% for the year-ago period.

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

Segment Results

People’s United Financial’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments, wholesale borrowings and the funding center.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking; and Retail and Business Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the Company’s insurance business and certain trust activities being allocated to the Commercial Banking segment, while the Company’s brokerage business and certain other trust activities are allocated to the Retail and Business Banking segment. Segment results for 2011 and 2010, which previously included Wealth Management as a separate reportable segment, have been revised to reflect the aforementioned two reportable segment approach.

Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2012	2011	2010
Commercial Banking	$210.0	$182.1	$92.3
Retail and Business Banking	82.0	57.3	52.2

Total reportable segments	292.0	239.4	144.5
Treasury	(36.7)	(4.2)	(33.3)
Other	(10.0)	(42.8)	(28.7)

Total Consolidated	$245.3	$192.4	$82.5

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

For a more detailed description of the estimates and allocations used to measure segment performance, see Note 22 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking and municipal banking. In addition, Commercial Banking consists of institutional trust services, corporate trust, insurance services provided through PUIA and private banking.

Years ended December 31 (in millions)	2012	2011	2010
Net interest income	$469.7	$442.4	$301.4
Provision for loan losses	43.1	38.3	26.3
Total non-interest income	120.7	113.2	91.1
Total non-interest expense	236.9	245.5	229.4

Income before income tax expense	310.4	271.8	136.8
Income tax expense	100.4	89.7	44.5

Net income	$210.0	$182.1	$92.3

Total average assets	$15,069.1	$13,713.4	$11,134.8
Total average liabilities	3,016.4	2,694.0	2,325.3

Commercial Banking net income increased $27.9 million in 2012 compared to 2011. The $27.3 million increase in net interest income reflects continued loan growth, improved spreads on commercial loans and certain commercial deposits, and the benefit from the change in FTP methodology discussed previously, partially offset by the continued negative impact of the low interest rate environment. The $7.5 million increase in non-interest income in 2012 reflects increases in commercial banking fees and operating lease income resulting from a higher level of equipment leased to PCLC customers. Included in non-interest income in 2012 and 2011 are net gains on sales of acquired loans totaling $1.0 million and $7.5 million, respectively. The decrease in non-interest expense reflects a lower level of allocated expenses in 2012 compared to 2011, partially offset by an increase in direct expenses.

Average assets increased $1.4 billion and average liabilities increased $322 million in 2012 compared to 2011, reflecting loan and deposit growth as well as loans acquired and deposits assumed in the Danvers acquisition (effective July 1, 2011).

The increase in Commercial Banking net income in 2011 compared to 2010 primarily reflects the benefits from recent acquisitions as well as loan growth. The $141.0 million increase in net interest income reflects an increase in average earning assets, improved spreads on commercial loans due to loan mix and the benefit from the change in FTP methodology discussed previously, partially offset by narrowing spreads on commercial deposits. Non-interest income reflects increases in operating lease income resulting from a higher level of equipment leased to PCLC customers, commercial banking fees and a $7.5 million net gain on sale of acquired loans in 2011. The $16.1 million increase in non-interest expense compared to 2010 reflects additional non-interest expenses resulting from recent acquisitions and an increase in amortization expense on leased equipment. Average assets increased $2.6 billion and average liabilities increased $322 million in 2011 compared to 2010, reflecting loan growth and recent acquisitions.

Retail and Business Banking includes, as its principal business lines, business lending, consumer and business deposit gathering activities, consumer lending (including residential mortgage and home equity lending) and merchant services. In addition, Retail and Business Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Years ended December 31 (in millions)	2012	2011	2010
Net interest income	$507.6	$469.7	$384.3
Provision for loan losses	14.0	10.9	7.0
Total non-interest income	179.4	184.4	175.0
Total non-interest expense	551.6	558.1	474.8

Income before income tax expense	121.4	85.1	77.5
Income tax expense	39.4	27.8	25.3

Net income	$82.0	$57.3	$52.2

Total average assets	$8,297.1	$7,245.3	$5,954.0
Total average liabilities	18,677.3	17,281.6	13,899.0

Retail and Business Banking net income increased $24.7 million in 2012 compared to 2011. The $37.9 million increase in net interest income primarily reflects deposit growth and the benefit from the change in FTP methodology previously discussed, partially offset by narrower spreads on certain deposit products resulting from the continued negative impact of a reduced interest rate environment. The decrease in non-interest income primarily reflects lower retail bank service charges (reflecting the impact of certain provisions of the DFA relating to interchange fees that became effective October 1, 2011), partially offset by an increase in gains on sales of residential mortgages. The decrease in non-interest expense reflects primarily reflects a lower level of allocated expenses in 2012 compared to 2011.

Average assets increased $1.1 billion and average liabilities increased $1.4 billion in 2012 compared to 2011, reflecting loan and deposit growth, the assumption of approximately $324 million in deposits in connection with the acquisition of 57 branches late in the second quarter of 2012, and loans acquired and deposits assumed in the Danvers acquisition (effective July 1, 2011).

Retail and Business Banking net income increased $5.1 million in 2011 compared to 2010. The $85.4 million increase in net interest income primarily reflects growth in deposit balances, an increase in the spread on residential mortgages and consumer loans and the benefit from the change in FTP methodology discussed previously, partially offset by narrower spreads on deposit products resulting from the continued negative impact of a reduced interest rate environment initiated by the Federal Reserve Board in 2008. The increase in non-interest income compared to 2010 primarily reflects an increase in retail bank service charges, partially offset by a decrease in net gains on sales of residential mortgage loans resulting from the lower level of residential mortgage loan sales in 2011. The $83.3 million increase in non-interest expense compared to 2010 reflects increases in direct and allocated expenses associated with expanding the retail deposit franchise through acquisitions as well as growth. Average assets increased $1.3 billion and average liabilities increased $3.4 billion in 2011 compared to 2010, reflecting loan and deposit growth, and recent acquisitions.

Treasury encompasses the securities portfolio, short-term investments, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the interest rate risk component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each operating segment’s net interest income. Under this process, the funding center buys funds from liability-generating business lines, such as consumer deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United Financial’s Treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group.

Years ended December 31 (in millions)	2012	2011	2010
Net interest loss	$(71.7)	$(21.1)	$(53.4)
Total non-interest income	10.6	14.0	15.4
Total non-interest expense	(6.9)	(1.3)	11.3

Loss before income tax benefit	(54.2)	(5.8)	(49.3)
Income tax benefit	(17.5)	(1.6)	(16.0)

Net loss	$(36.7)	$(4.2)	$(33.3)

Total average assets	$4,127.3	$3,870.3	$3,924.7
Total average liabilities	903.7	699.0	126.4

The increase in Treasury’s net loss in 2012 compared to 2011 reflects an increase in net interest loss due to the change in FTP methodology discussed previously. Total average assets increased $257 million in 2012 compared to 2011, reflecting an increase in average securities partially offset by a decline in average short-term investments. The increase in total average liabilities primarily reflects an increase in average total borrowings.

Treasury’s net loss improved in 2011 compared to 2010, primarily reflecting a decrease in net interest loss and an increase in non-interest income. The improvement in net interest loss reflects an increase in the funding center’s net interest spread, primarily resulting from the benefit of an increase in investment income in 2011, partially offset by the impact of the change in FTP methodology discussed previously. Included in total non-interest income in 2011 are $9.1 million of gross security gains resulting from the sale of mortgage-backed securities with a book value of $507 million. Total average assets decreased $54 million in 2011 compared to the year-ago period, reflecting a $1.4 billion increase in average securities offset by a $1.4 billion decrease in average short-term investments and average securities purchased under agreements to resell. The increase in total average liabilities primarily reflects increases in average total borrowings and average notes and debentures assumed in connection with recent acquisitions.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as merger-related expenses, core system conversion costs and one-time charges totaling $12.7 million, $56.8 million and $58.9 million for the years ended December 31, 2012, 2011 and 2010, respectively (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

Years ended December 31 (in millions)	2012	2011	2010
Net interest income	$23.1	$22.4	$61.7
Provision for loan losses	(7.9)	14.5	26.7
Total non-interest income	3.1	(4.0)	(11.5)
Total non-interest expense	49.0	69.6	66.5

Loss before income tax benefit	(14.9)	(65.7)	(43.0)
Income tax benefit	(4.9)	(22.9)	(14.3)

Net loss	$(10.0)	$(42.8)	$(28.7)

Total average assets	$619.4	$1,199.2	$1,002.7
Total average liabilities	347.6	82.3	297.2

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

Net Interest Margin

Years ended December 31 (percent)

Net Interest Income - FTE

Years ended December 31 (dollars in millions)

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0 to 0.25 percent. The net interest margin was 3.86% in 2012 compared to 4.10% in 2011 and the operating net interest margin was 3.82% in 2012 compared to 4.03% in the year-ago period. The decline in the operating net interest margin in 2012 reflects continued repricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new loan originations at lower yields, lower interest income on acquired loans, and the run-off of fair value amortization on acquired deposits, partially offset by lower funding costs. The net interest margin continues to be impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s excess capital in low-yielding short-term investments.

2012 Compared to 2011

FTE net interest income in 2012 increased $19.2 million compared to 2011, reflecting a $22.3 million decrease in total interest expense partially offset by a $3.1 million decrease in total interest and dividend income, and the net interest margin decreased 24 basis points to 3.86%. Net interest income in 2012 included $8.8 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount), while net interest income in 2011 included $11.2 million of interest related to changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments and $5.0 million of cost recovery income on acquired loans. Excluding these items, the operating net interest margin in 2012 was 3.82% compared to 4.03% in 2011.

Average earning assets totaled $24.4 billion in 2012, a $1.9 billion increase from 2011, reflecting increases of $1.9 billion in average loans and $367 million in average securities, partially offset by a $438 million decrease in average short-term investments and securities purchased under agreements to resell. Average loans, average securities, and average short-term investments and securities purchased under agreements to resell comprised 85%, 14% and 1%, respectively, of average earning assets in 2012 compared to 84%, 13% and 3%, respectively, in 2011. In 2012, the yield earned on the total loan portfolio was 4.65% and the yield earned on securities, short-term investments and securities purchased under agreements to resell was 2.27%, compared to 5.12% and 2.35%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 47% of the loan portfolio had floating interest rates at December 31, 2012 compared to approximately 48% at December 31, 2011.

The average total commercial banking and residential mortgage loan portfolios increased $1.3 billion and $697 million, respectively, compared to 2011, reflecting growth. Average consumer loans decreased $15 million compared to 2011, reflecting a $57 million decline in average indirect auto loans partially offset by a $41 million increase in average home equity loans.

Average funding liabilities totaled $22.6 billion in 2012, a $2.1 billion increase compared to 2011, including increases of $2.0 billion in average total deposits and $147 million in average borrowings. The increase in average total deposits reflects deposit growth and deposits assumed in recent acquisitions. Average savings and money market deposits and average non-interest-bearing deposits increased $1.6 billion and $624 million, respectively, while average time deposits decreased $248 million. Average total deposits comprised 94% of average funding liabilities in both 2012 and 2011.

The 16 basis point decrease to 0.47% from 0.63% in the rate paid on average funding liabilities in 2012 compared to 2011 primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average deposits decreased 13 basis points in 2012, reflecting decreases of 18 basis points in savings and money market deposits and 3 basis points in time deposits. Average savings and money market deposits and average time deposits comprised 54% and 24%, respectively, of average total deposits in 2012 compared to 52% and 27%, respectively, in 2011.

2011 Compared to 2010

The net interest margin increased 43 basis points to 4.10% compared to 2010. The higher net interest margin primarily reflects the benefits from recent acquisitions, an increase in investment income and lower deposit costs. FTE net interest income increased $223.9 million, reflecting a $222.6 million increase in total interest and dividend income and a $1.3 million decrease in total interest expense. Net interest income in 2011 included (i) $11.2 million of interest related to changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments and (ii) $5.0 million of cost recovery income on acquired loans. Excluding these two items, the operating net interest margin in 2011 was 4.03%.

Average earning assets totaled $22.5 billion in 2011, a $3.5 billion increase from 2010, reflecting increases of $3.6 billion in average loans and $1.4 billion in average securities, partially offset by a $1.4 billion decrease in average short-term investments and securities purchased under agreements to resell. Average loans, average securities, and average short-term investments and securities purchased under agreements to resell comprised 84%, 13% and 3%, respectively, of average earning assets in 2011 compared to 80%, 8% and 12%, respectively, in 2010. In 2011, the yield earned on the total loan portfolio was 5.12% and the yield earned on securities, short-term investments and securities purchased under agreements to resell was 2.35%, compared to 5.11% and 1.30%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 48% of the loan portfolio had floating interest rates at December 31, 2011 compared to approximately 45% at December 31, 2010.

The average total commercial banking loan portfolio increased $2.9 billion compared to 2010, reflecting loans acquired through recent acquisitions as well as organic growth. Average residential mortgage loans increased $698 million compared to the year-ago period, reflecting recent acquisitions and People’s United Financial’s decision in May 2010 to begin retaining newly-originated residential mortgage loans. Average consumer loans decreased $9 million compared to 2010, reflecting a $40 million decline in average indirect auto loans partially offset by a $35 million increase in average home equity loans.

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2012, 2011 and 2010. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2012			2011 (1)			2010 (1)
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$332.0	$0.8	0.24%	$743.1	$2.0	0.28%	$1,725.0	$4.6	0.27%
Securities purchased under agreements to resell	—	—	—	27.3	0.1	0.17	456.2	0.9	0.20
Securities (2)	3,299.8	81.5	2.47	2,933.3	85.1	2.90	1,579.5	43.5	2.76
Loans held for sale	31.1	1.8	5.91	38.8	2.1	5.42	43.4	2.4	5.59
Loans:
Commercial (3)	7,672.8	373.4	4.87	6,465.4	354.7	5.49	4,961.9	264.6	5.33
Commercial real estate (4)	7,031.5	365.4	5.20	6,971.8	392.4	5.63	5,594.8	312.1	5.58
Residential mortgage	3,823.6	143.7	3.75	3,126.8	129.1	4.13	2,428.6	109.4	4.51
Consumer	2,174.9	80.0	3.68	2,190.1	84.2	3.85	2,199.2	89.6	4.07

Total loans	20,702.8	962.5	4.65	18,754.1	960.4	5.12	15,184.5	775.7	5.11

Total earning assets	24,365.7	$1,046.6	4.30%	22,496.6	$1,049.7	4.67%	18,988.6	$827.1	4.36%

Other assets	3,747.2			3,531.6			3,027.6

Total assets	$28,112.9			$26,028.2			$22,016.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,656.8	$—	—%	$4,032.8	$—	—%	$3,426.0	$—	—%
Savings, interest-bearing checking and money market	11,556.8	38.7	0.33	9,970.1	51.0	0.51	7,853.6	47.4	0.60
Time	5,028.2	52.1	1.04	5,276.6	56.4	1.07	4,533.5	65.4	1.44

Total deposits	21,241.8	90.8	0.43	19,279.5	107.4	0.56	15,813.1	112.8	0.71

Borrowings:
Retail repurchase agreements	494.7	1.3	0.26	486.6	2.0	0.41	209.2	1.0	0.48
FHLB advances	419.5	5.1	1.23	456.1	6.7	1.48	52.3	1.1	2.22
Federal funds purchased	195.3	0.5	0.24	8.6	—	0.13	1.5	—	0.30
Other borrowings	16.4	0.1	1.00	28.0	0.3	0.94	7.5	0.2	2.57

Total borrowings	1,125.9	7.0	0.63	979.3	9.0	0.92	270.5	2.3	0.88

Notes and debentures	195.5	8.4	4.28	170.4	12.1	7.08	179.6	14.7	8.17

Total funding liabilities	22,563.2	$106.2	0.47%	20,429.2	$128.5	0.63%	16,263.2	$129.8	0.80%

Other liabilities	381.8			327.7			384.7

Total liabilities	22,945.0			20,756.9			16,647.9
Stockholders’ equity	5,167.9			5,271.3			5,368.3

Total liabilities and stockholders’ equity	$28,112.9			$26,028.2			$22,016.2

Net interest income/spread (5)		$940.4	3.83%		$921.2	4.04%		$697.3	3.56%

Net interest margin			3.86%			4.10%			3.67%

Operating net interest margin (6)			3.82%			4.03%			3.67%

(1)	Previously reported amounts have been revised to reflect a reduction in both commercial loan interest income and net interest income by $10.2 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively. As a result, the yield on commercial loans and the net interest margin were reduced by 15 basis points and 4 basis points, respectively, for the year ended December 31, 2011 and by 10 basis points and 3 basis points, respectively, for the year ended December 31, 2010.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	Interest income for the year ended December 31, 2012 includes $8.0 million of cost recovery income; yield of 5.08% without cost recovery income.
(5)	The FTE adjustment was $11.7 million, $7.8 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(6)	See Non-GAAP financial measures and reconciliation to GAAP.

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

	2012 Compared to 2011 Increase (Decrease)			2011 Compared to 2010 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(1.0)	$(0.2)	$(1.2)	$(2.7)	$0.1	$(2.6)
Securities purchased under agreements to resell	(0.1)	—	(0.1)	(0.7)	(0.1)	(0.8)
Securities	9.9	(13.5)	(3.6)	39.2	2.4	41.6
Loans held for sale	(0.4)	0.1	(0.3)	(0.3)	—	(0.3)
Loans:
Commercial	61.6	(42.9)	18.7	82.3	7.8	90.1
Commercial real estate	3.3	(30.3)	(27.0)	77.5	2.8	80.3
Residential mortgage	26.9	(12.3)	14.6	29.4	(9.7)	19.7
Consumer	(0.6)	(3.6)	(4.2)	(0.4)	(5.0)	(5.4)

Total loans	91.2	(89.1)	2.1	188.8	(4.1)	184.7

Total change in interest and dividend income	99.6	(102.7)	(3.1)	224.3	(1.7)	222.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	7.2	(19.5)	(12.3)	11.5	(7.9)	3.6
Time	(2.6)	(1.7)	(4.3)	9.6	(18.6)	(9.0)

Total deposits	4.6	(21.2)	(16.6)	21.1	(26.5)	(5.4)

Borrowings:
Retail repurchase agreements	—	(0.7)	(0.7)	1.1	(0.1)	1.0
FHLB advances	(0.5)	(1.1)	(1.6)	6.1	(0.5)	5.6
Federal funds purchased	0.4	0.1	0.5	—	—	—
Other borrowings	(0.1)	(0.1)	(0.2)	0.3	(0.2)	0.1

Total borrowings	(0.2)	(1.8)	(2.0)	7.5	(0.8)	6.7

Notes and debentures	1.6	(5.3)	(3.7)	(0.7)	(1.9)	(2.6)

Total change in interest expense	6.0	(28.3)	(22.3)	27.9	(29.2)	(1.3)

Change in net interest income	$93.6	$(74.4)	$19.2	$196.4	$27.5	$223.9

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2012.

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$131.4	0.19%
Securities	4,668.7	2.01
Loans held for sale	77.0	2.43
Loans	21,736.6	4.22

Total earning assets	$26,613.7	3.80%

Funding liabilities:
Non-interest-bearing deposits	$5,084.3	—%
Savings, interest-bearing checking and money market deposits	11,959.8	0.23
Time deposits	4,706.4	1.16
Borrowings	2,386.5	0.54
Notes and debentures	659.0	3.41

Total funding liabilities	$24,796.0	0.47%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2012	2011	2010	2012/2011	2011/2010
Bank service charges	$127.2	$131.3	$126.3	(3.1)%	4.0%
Investment management fees	34.9	33.2	32.0	5.1	3.8
Insurance revenue	31.8	30.7	28.8	3.6	6.6
Brokerage commissions	12.2	11.9	11.3	2.5	5.3
Operating lease income	31.2	25.0	19.4	24.8	28.9
Net gains on sales of residential mortgage loans	16.1	7.6	12.1	111.8	(37.2)
Net gains on sales of acquired loans	1.0	7.5	—	(86.7)	100.0
Net security gains (losses)	—	8.8	(1.0)	(100.0)	n/m
Other non-interest income:
Commercial banking fees	33.3	26.6	15.1	25.2	76.2
BOLI	5.4	6.3	6.7	(14.3)	(6.0)
Merchant services income, net	4.9	4.3	4.3	14.0	—
Other	15.8	14.4	15.0	9.7	(4.0)

Total other non-interest income	59.4	51.6	41.1	15.1	25.5

Total non-interest income	$313.8	$307.6	$270.0	2.0%	13.9%

n/m – not meaningful

Total non-interest income increased $6.2 million in 2012 compared to 2011 ($15.0 million excluding net security gains) and increased $37.6 million in 2011 compared to 2010 ($27.8 million excluding net security gains (losses)). The improvement in total non-interest income in 2012 compared to 2011 primarily reflects an increase in the level of gains on sales of residential mortgage loans and higher commercial banking fees and operating lease income in 2012. The improvement in total non-interest income in 2011 compared to 2010 primarily reflects the benefits from acquisitions completed in 2011 and 2010, net security gains in 2011 and higher commercial banking fees and operating lease income in 2011.

The decrease in bank service charges in 2012 compared to 2011 primarily reflects the impact of certain provisions of the DFA, as increases in commercial and retail fees were more than offset by the decline in interchange fees (see Recent Market Developments). The increase in bank service charges in 2011 compared to 2010 primarily reflects improvements in commercial and retail fees, partially offset by a $5.0 million decline in interchange fees resulting from certain provisions of the DFA, which took effect in October 2011.

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

The increase in net gains on sales of residential mortgage loans in 2012 compared to 2011 reflects the higher level of residential mortgage loan sales (a 50% increase in volume from 2011) due to the higher level of refinancing activity during 2012. Net gains on sales of residential mortgage loans in 2012 continue to reflect improved “pricing” on residential mortgage loans sold. Loans held for sale at December 31, 2012 consisted of newly-originated residential mortgage loans with a carrying amount of $77.0 million. The decline in net gains on sales of residential mortgage loans in 2011 compared to 2010 reflects a lower level of residential mortgage loan sales in 2011 (a 30% decline in volume from 2010) due to the lower level of refinancing activity in 2011 as well as the Company’s decision in May 2010 to portfolio residential mortgage loans.

Net gains on sales of acquired loans in 2012 and 2011 reflect sales of acquired loans with contractual balances of approximately $14 million and $152 million, respectively (carrying amounts of approximately $12 million and $105 million, respectively).

BOLI income totaled $5.4 million ($8.2 million on a taxable-equivalent basis) in 2012 compared to $6.3 million ($9.4 million on a taxable-equivalent basis) in 2011 and $6.7 million ($10.3 million on a taxable-equivalent basis) in 2010. The decrease in BOLI income in 2012 and 2011 primarily reflects a lower crediting rate in both years.

The fluctuation in payment processing volume is the primary driver for the variances in merchant services income. The increase in operating lease income in both 2012 and 2011 reflects higher levels of equipment leased to PCLC customers while the increase in commercial banking fees in both years primarily reflects higher prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $11.4 billion and $4.5 billion, respectively, at December 31, 2012 compared to $12.5 billion and $4.3 billion, respectively, at December 31, 2011.

In June 2005, a group of U.S. merchants filed a class action lawsuit against VISA and MasterCard claiming that the way VISA and MasterCard set interchange rates was a violation of anti-trust laws. In July 2012, the parties signed a memorandum of understanding to enter into a settlement to the lawsuit in which VISA and MasterCard proposed to pay $7.25 billion to the merchants ($6.05 billion in cash and $1.2 billion from an eight month reduction in credit card interchange). The proposed settlement is not expected to have a significant impact on the Company’s financial results.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2012	2011	2010	2012/2011	2011/2010
Compensation and benefits	$418.9	$429.0	$380.4	(2.4)%	12.8%
Occupancy and equipment	141.9	133.3	114.4	6.5	16.5
Professional and outside service fees	65.4	70.6	72.7	(7.4)	(2.9)
Amortization of other acquisition-related intangibles	26.8	25.8	21.7	3.9	18.9
Amortization of leased equipment	26.3	20.8	16.1	26.4	29.2
Other non-interest expense:
Regulatory	30.8	30.1	27.7	2.3	8.7
Stationery, printing, postage and telephone	22.5	21.6	20.5	4.2	5.4
Advertising and promotion	17.7	17.2	17.3	2.9	(0.6)
Executive-level separation costs	—	3.8	15.3	(100.0)	(75.2)
Other	80.3	76.8	72.6	4.6	5.8

Total other non-interest expense	151.3	149.5	153.4	1.2	(2.5)

Total	830.6	829.0	758.7	0.2	9.3
Merger-related expenses	—	42.9	23.3	(100.0)	84.1

Total non-interest expense	$830.6	$871.9	$782.0	(4.7)%	11.5%

Efficiency ratio	62.4%	64.0%	73.3%

n/m – not meaningful

Excluding the effect of merger-related expenses, total non-interest expense increased $1.6 million in 2012 compared to 2011 and $70.3 million in 2011 compared to 2010. Merger-related expenses consist of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings. In addition to merger-related expenses, total non-interest expense includes $12.7 million, $13.9 million and $15.3 million of non-operating expenses in 2012, 2011 and 2010, respectively. Also included in total non-interest expenses in 2010 are $20.3 million of core system conversion costs.

The lower efficiency ratio in 2012 compared to 2011 reflects a 3% increase in operating revenue partially offset by a 1% increase in operating expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

The decrease in compensation and benefits in 2012 compared to 2011 reflects lower incentive costs, including the benefit associated with the final vesting of stock awards granted in 2007 in connection with the Company’s second step conversion, as well as the benefit from cost-savings initiatives, partially offset by additional compensation and benefit costs resulting from the acquisitions completed in 2012 and 2011 and normal merit increases. The increase in compensation and benefits in 2011 compared to 2010 reflects additional compensation and benefit costs resulting from the acquisitions completed in 2011 and 2010, normal merit increases and higher benefit-related costs.

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

The increase in occupancy and equipment expense in 2012 and 2011 primarily reflects the incremental costs associated with the continued geographic expansion of People’s United Financial’s franchise as well as the acquisitions completed during the past three years. Costs recorded in 2010 related to the core system conversion and computer system servicing costs is the principal reason for the decrease in professional and outside services fees in 2012 and 2011. The increase in amortization expense of leased equipment in 2012 and 2011 relates to the higher level of equipment leased to PCLC customers.

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

In February 2011, the FDIC approved a final rule (which was effective June 30, 2011) that: changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target size for the DIF at 2% of insured deposits. The rule also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank. One of the financial ratios used in the scorecard-based assessment system is the ratio of “higher-risk” assets to Tier 1 capital and reserves. In October 2012, the FDIC adopted a final rule that revises the definition of higher-risk assets and clarifies when an asset must be classified as higher risk. This rule is generally effective on April 1, 2013. Regulatory assessment expense may continue to increase in 2013 and beyond.

The increase in other non-interest expense in 2012 compared to 2011 reflects increases in collateral protection costs and operational charge-offs. The increase in other non-interest expense in 2011 compared to 2010 reflects (i) a $4.8 million charge in 2011 associated with the planned consolidation of approximately 15 branches and other office space during 2012, which is expected to result in approximately $5 million of annualized operating expense savings and (ii) a higher level of expenses in 2011 related to foreclosed properties.

Income Taxes

Income tax expense totaled $117.4 million, $93.0 million and $39.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. People’s United Financial’s effective income tax rate was 32.4%, 32.6% and 32.4% for the years ended December 31, 2012, 2011 and 2010, respectively. People’s United Financial’s effective income tax rate in 2013 is expected to approximate the rate in 2012.

The difference between People’s United Financial’s effective income tax rate for the year ended December 31, 2012 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax-exempt interest earned on certain investments; (iii) tax-exempt income from bank-owned life insurance; and (iv) state income taxes.

People’s United Financial maintains an ownership interest in several limited partnership investments to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a significant role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). These credits totaled $8.5 million, $6.6 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Securities

	2012		2011		2010
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
Corporate	$55.0	$59.7	$55.0	$61.1	$55.0	$55.0
Other	1.2	1.2	1.4	1.4	0.1	0.1

Total securities held to maturity	$56.2	$60.9	$56.4	$62.5	$55.1	$55.1

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.1	$30.7	$80.5	$81.0	$476.2	$476.3
GSE residential mortgage-backed securities and CMOs	3,830.9	3,899.0	2,388.9	2,447.8	2,289.0	2,290.6
State and municipal	527.4	539.6	127.8	137.7	57.6	58.2
Corporate	57.9	59.9	57.4	56.5	—	—
Other	2.6	2.9	2.6	2.3	4.5	4.5

Total debt securities	4,448.9	4,532.1	2,657.2	2,725.3	2,827.3	2,829.6
Equity securities	0.2	0.2	0.2	0.2	1.5	1.5

Total securities available for sale	$4,449.1	$4,532.3	$2,657.4	$2,725.5	$2,828.8	$2,831.1

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

People’s United Financial invests in debt securities rated in the highest categories assigned by a nationally recognized statistical ratings organization (“NRSRO”) and all credit risk undergoes an internal creditworthiness assessment separate from the NRSRO rating. Management has internal guidelines for the credit quality and duration of People’s United Financial’s debt securities portfolio and monitors these on a regular basis.

At December 31, 2012, People’s United Financial’s securities available for sale portfolio totaled $4.5 billion, or 15% of total assets, compared to $2.7 billion, or 10% of total assets, at December 31, 2011 and $2.8 billion, or 11% of total assets, at December 31, 2010.

The increase in debt securities available for sale in 2012 compared to 2011 reflects management’s decision in the second half of 2012 to invest in government-sponsored enterprise (“GSE”) residential mortgage-backed securities and CMOs, as well as investment grade state and municipal securities, to provide the optimal balance of credit risk, yield and duration.

In 2011, the Company sold 15-year mortgage-backed securities with an amortized cost of $507 million to reduce book value at risk due to an expected increase in prepayments and recorded gross realized gains totaling $9.1 million. Subsequently, the Company purchased short-duration agency-issued CMOs backed by collateral that is expected to exhibit lower prepayment risk.

At December 31, 2012, 2011 and 2010, the fair value exceeded the amortized cost of the securities available for sale portfolio by $83.2 million, $68.1 million and $2.3 million, respectively.

All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively small scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 3.3 years, 2.8 years and 3.4 years at December 31, 2012, 2011 and 2010, respectively.

Lending Activities

People’s United Financial conducts its lending activities principally through its Commercial Banking and Retail and Business Banking operating segments. People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $1.35 billion in 2012 compared to 2011 and increased $3.07 billion in 2011 compared to 2010. People’s United Financial acquired loans with fair values of $1.87 billion in 2011 and $3.49 billion in 2010. Loans acquired in connection with business combinations beginning in 2010 are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2012, and 2011, the carrying amount of the acquired loan portfolio totaled $2.24 billion and $3.60 billion, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2012	2011	2010	2009	2008
Commercial Banking:
Commercial real estate (1)	$7,294.2	$7,172.2	$7,306.3	$5,399.4	$4,967.3
Commercial and industrial (1)	6,047.7	5,352.6	3,095.6	2,805.7	2,999.5
Equipment financing	2,352.3	2,014.2	2,095.4	1,236.8	1,226.9

Total Commercial Banking	15,694.2	14,539.0	12,497.3	9,441.9	9,193.7

Retail:
Residential mortgage:
Adjustable-rate	3,335.2	2,947.7	2,117.9	2,230.2	2,850.3
Fixed-rate	550.9	680.7	529.6	182.4	275.6

Total residential mortgage	3,886.1	3,628.4	2,647.5	2,412.6	3,125.9

Consumer:
Home equity	2,051.5	2,057.7	1,976.8	1,986.3	1,945.5
Other consumer	104.8	159.7	201.1	258.7	281.9

Total consumer	2,156.3	2,217.4	2,177.9	2,245.0	2,227.4

Total Retail	6,042.4	5,845.8	4,825.4	4,657.6	5,353.3

Total loans	$21,736.6	$20,384.8	$17,322.7	$14,099.5	$14,547.0

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

People’s United Financial’s loan portfolio is primarily concentrated within New England with approximately 68% and 71% of the total loan portfolio representing loans to customers located within the New England states at December 31, 2012 and 2011, respectively, and approximately 13% and 12% represents loans to customers located in New York state at those dates.

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2012:

(in millions)	Commercial Banking	Retail	Total
Amounts due:
One year or less	$2,064.0	$58.2	$2,122.2

After one year:
One to five years	6,733.0	216.9	6,949.9
Over five years	6,897.2	5,767.3	12,664.5

Total due after one year	13,630.2	5,984.2	19,614.4

Total	$15,694.2	$6,042.4	$21,736.6

The following table presents, as of December 31, 2012, loan amounts due after December 31, 2013, and whether these loans have adjustable or fixed interest rates:

	Interest Rate		Total
(in millions)	Adjustable	Fixed
Commercial Banking	$6,625.4	$7,004.8	$13,630.2
Retail	5,029.4	954.8	5,984.2

Total loans due after one year	$11,654.8	$7,959.6	$19,614.4

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio is in the office building sector, which represented 30% of this loan portfolio at both December 31, 2012 and 2011.

As of December 31 (in millions)	2012	2011
Property Type:
Office buildings	$2,208.8	$2,130.1
Retail	1,873.0	1,730.2
Residential (multi-family)	1,762.7	1,796.7
Industrial/manufacturing	543.9	499.8
Hospitality and entertainment	342.8	404.9
Mixed/special use	210.0	237.9
Land	109.4	139.3
Self storage	107.8	129.2
Health care	84.2	40.0
Other properties	51.6	64.1

Total commercial real estate	$7,294.2	$7,172.2

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio increased $122 million in 2012 compared to 2011, reflecting loan growth of $771 million, or 11% of the commercial real estate portfolio, partially offset by a decrease in the acquired portfolio. The commercial real estate portfolio decreased $134 million in 2011 compared to 2010, reflecting the reclassification of approximately $875 million of loans secured, in part, by owner-occupied commercial properties from commercial real estate loans to commercial and industrial loans in 2011 and a decrease in acquired commercial real estate loans, partially offset by the addition of loans acquired in connection with the Danvers acquisition completed in 2011, as well as loan growth of $756 million, or 10% of the commercial real estate portfolio.

Included in the commercial real estate portfolio are construction loans totaling $552 million and $653 million at December 31, 2012 and 2011, respectively, net of the unadvanced portion of such loan totaling $392 million and $281 million, respectively. In 2012 and 2011, the Company sold acquired loans with outstanding principal balances of $14 million and $152 million, respectively (carrying amount of $12 million and $105 million, respectively) and recognized net gains on sales totaling $1.0 million and $7.5 million, respectively.

At both December 31, 2012 and 2011, approximately 26% of People’s United Financial’s commercial real estate portfolio was secured by properties located in Connecticut, and approximately 24% and 23%, respectively, was secured by properties located in New York. In addition, approximately 32% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2012 compared to approximately 33% at December 31, 2011. No other state exposure was greater than 6% at December 31, 2012.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, the New England and southeastern New York economies. People’s United Financial continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy weakens in 2013.

Commercial Real Estate Diversification

As of December 31, 2012 (percent)

Commercial and Industrial

People’s United Financial provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2012	2011
Industry:
Finance, insurance and real estate	$1,730.9	$1,300.0
Service	1,111.5	1,087.6
Manufacturing	816.5	765.2
Health services	592.2	448.1
Wholesale distribution	561.9	522.6
Retail sales	531.7	527.4
Construction	184.9	209.3
Arts/entertainment/recreation	156.4	147.1
Transportation/utility	144.7	112.8
Public administration	69.4	86.0
Agriculture	21.9	24.4
Other	125.7	122.1

Total commercial and industrial	$6,047.7	$5,352.6

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

The borrower’s ability to repay a commercial loan is closely tied to the ongoing profitability and cash flow of the borrower’s business. Consequently, a commercial loan tends to be more directly impacted by changes in economic cycles that affect businesses generally and the borrower’s business specifically. The availability of adequate collateral is a factor in commercial loan decisions and loans are generally collateralized and/or guaranteed by third parties.

In 2012, the commercial and industrial portfolio increased $695 million compared to 2011, reflecting loan growth of $1.1 billion, or 20% of the commercial and industrial portfolio, partially offset by a decrease in the acquired portfolio. In 2011, the commercial and industrial portfolio increased $2.3 billion compared to 2010, reflecting the reclassification of approximately $875 million of loans secured, in part, by owner-occupied commercial properties from commercial real estate loans to commercial and industrial loans in 2011, the addition of loans acquired in connection with the Danvers acquisition, as well as loan growth of $461 million, or 15% of the commercial and industrial portfolio, partially offset by a decrease in acquired commercial and industrial loans.

At December 31, 2012 and 2011, the commercial and industrial portfolio included $301 million and $274 million, respectively, of asset-based lending loans, of which approximately 83% were to customers located within the Company’s geographic footprint at December 31, 2012. The commercial and industrial portfolio also includes $710 million of mortgage warehouse loans at December 31, 2012, compared to $344 million at December 31, 2011. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2012, approximately 24% of the mortgage warehouse loans were to customers located within the Company’s footprint.

At December 31, 2012, approximately 24% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses, compared to approximately 25% at December 31, 2011. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled approximately 45% and 50% at December 31, 2012 and 2011, respectively. No other state exposure was greater than 10%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in 2013.

Commercial and Industrial Diversification

As of December 31, 2012 (percent)

Commercial and Industrial Portfolio

As of December 31 (dollars in millions)

Equipment Financing

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the transportation/utility, construction, printing and general manufacturing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially all of the equipment financing portfolio (approximately 97% at both December 31, 2012 and 2011) was to customers located outside of New England. At December 31, 2012, approximately 32% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York and no other state exposure was greater than 6%.

As of December 31 (in millions)	2012	2011
Industry:
Transportation/utility	$758.9	$599.5
Construction	427.7	412.2
Printing	281.9	331.7
General manufacturing	181.8	134.0
Retail sales	173.9	114.3
Waste	167.4	136.6
Packaging	118.6	92.1
Wholesale distribution	65.7	49.3
Service	59.8	47.9
Health services	54.0	41.6
Food services	29.6	32.3
Other	33.0	22.7

Total equipment financing	$2,352.3	$2,014.2

The equipment financing portfolio increased $338 million in 2012 compared to 2011, reflecting loan growth of $498 million, or 25% of the equipment and financing portfolio, partially offset by a decrease in the PUEFC acquired loan portfolio. Operating on a national scale, equipment financing represented 15% of the Commercial Banking loan portfolio at December 31, 2012 compared to 14% at December 31, 2011. While People’s United Financial continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in 2013.

Equipment Financing Diversification

As of December 31, 2012 (percent)

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United Financial’s commercial and industrial loans and construction loans:

As of December 31, 2012 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,267.3	$2,487.3	$2,293.1	$6,047.7
Construction loans:
Commercial real estate	278.6	156.6	116.5	551.7
Residential mortgage	12.0	54.7	—	66.7

Total	$1,557.9	$2,698.6	$2,409.6	$6,666.1

As of December 31, 2012 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$3,763.0	$428.9	$151.6	$4,343.5
Predetermined rates	432.3	730.1	1,160.2	2,322.6

Total	$4,195.3	$1,159.0	$1,311.8	$6,666.1

Residential Mortgage Lending

People’s United Financial offers its customers a wide range of residential mortgage loan products. These include conventional fixed-rate loans, jumbo fixed-rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable-rate loans, sometimes referred to as ARM loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Administration insured loans and various state housing finance authority loans. People’s United Financial originates these loans through its network of retail branches and calling officers, as well as correspondent lenders and mortgage brokers.

At December 31, 2012 and 2011, approximately 91% and 92%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2012, the residential mortgage loan portfolio included $727 million of interest-only loans, of which $11 million are stated income loans, compared to $547 million and $24 million, respectively, at December 31, 2011. See Asset Quality for further discussion of interest-only and stated income loans. Also included in residential mortgage loans at December 31, 2012 and 2011 are construction loans totaling $67 million and $55 million, respectively.

People’s United Financial’s residential mortgage originations totaled $1.1 billion in 2012 and $1.2 billion in both 2011 and 2010. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 55% of total residential mortgage originations in 2012, compared to 61% in 2011 and 20% in 2010.

In 2012, adjustable-rate residential mortgage loans increased $388 million compared to 2011, reflecting loan growth of $427 million, or 16% of adjustable-rate residential mortgage loans, partially offset by a decrease in the acquired portfolio. In 2011, adjustable-rate residential mortgage loans increased $830 million compared to 2010, reflecting the addition of loans acquired in connection with the Danvers acquisition, as well as loan growth of $777 million, or 37% of adjustable-rate residential mortgage loans. Fixed-rate residential mortgage loans decreased $130 million in 2012 compared to 2011, reflecting deceases in both the originated and acquired portfolios. Fixed-rate residential mortgage loans increased $151 million in 2011 compared to 2010, reflecting the addition of the acquisitions completed in 2011 and 2010, as well as loan growth of $82 million, or 15% of fixed-rate residential mortgage loans, in 2011.

Historically, People’s United Financial held virtually all of the adjustable-rate residential mortgage loans that it originated on its balance sheet and sold into the secondary market virtually all of the fixed-rate residential mortgage loans that it originated. In 2006, People’s United Financial completed a reassessment of its pricing with respect to adjustable-rate residential mortgage loans in light of the prevailing interest rate environment at that time. As a result, People’s United Financial made the decision in the fourth quarter of 2006 to sell essentially all of its newly-originated residential mortgage loans. People’s United Financial continued to actively offer residential mortgage loans of all types through its extensive distribution system and, in May 2010, People’s United Financial made the decision to retain in its portfolio most of its originated adjustable-rate and fixed-rate residential mortgage loans. The Company currently retains in its portfolio most of its originated adjustable-rate and 10-year fixed-rate residential mortgage loans.

People’s United Financial’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in 2013 may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2012 (percent)

Consumer Lending

People’s United Financial offers home equity lines of credit and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. Future growth of People’s United Financial’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2012	2011
Home equity lines of credit	$1,865.6	$1,862.3
Home equity loans	185.9	195.4
Indirect auto	58.5	117.0
Other loans	46.3	42.7

Total consumer	$2,156.3	$2,217.4

The consumer loan portfolio decreased $61 million in 2012 compared to 2011, reflecting loan growth of $35 million in the originated home equity portfolios, which was more than offset by decreases in indirect auto loans and the acquired portfolio. At December 31, 2012, approximately 95% of the consumer loan portfolio was to customers located within the New England states.

Asset Quality

Recent Trends

The past several years have been marked by significant volatility in the financial and capital markets initially brought about by the fallout associated with the subprime mortgage market. This disruption led to significant credit and liquidity concerns, which resulted in government intervention within the banking sector and a substantial decline in activity within the secondary mortgage market. All of these issues were further exacerbated by an accelerated softening of the real estate market, a worsening recessionary economic environment and, in turn, weakness within the commercial sector.

While People’s United Financial continues to adhere to prudent underwriting standards, the loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease net interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

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

In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Application of this clarifying guidance resulted in an increase of $26.1 million in the Company’s reported TDRs as of December 31, 2012. Of this amount, $15.6 million, or 60%, were less than 90 days past due on their payments as of December 31, 2012.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the year ended December 31, 2012, we performed 56 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At December 31, 2012, the loan portfolio included $727 million of of interest-only residential mortgage loans, of which $11 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2012, non-performing residential mortgage loans totaling $6.0 million had current LTV ratios of more than 100%. At December 31, 2012, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were approximately 62% and 740, respectively.

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

During 2012, the Company repurchased from GSEs and other parties a total of 13 residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $2.1 million and related fees and expenses incurred totaled $0.1 million. During that same time period, the Company issued 11 investor refunds, totaling $0.2 million, under contractual obligations as a result of early payoffs, make whole payments, and sales and settlement differences. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of December 31, 2012.

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

The following table sets forth, as of December 31, 2012, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2013	$205.5
2014	298.7
2015	333.0
2016	339.7
2017	444.8
Later years	1,979.6

Total	$3,601.3

Essentially all of our HELOCs (97%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at December 31, 2012 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,810.2	$30.9	1.71%
Amortizing payment	55.4	3.1	5.54

For the three months ended December 31, 2012, approximately 34% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of the home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2012, full and complete first lien position data was not readily available for approximately 74% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2012, the portion of the home equity portfolio greater than 90 days past due with a CLTV greater than 80% was $7.8 million.

As of December 31, 2012, full and complete first lien position data was readily available for approximately 26%, or $533 million, of the home equity portfolio. Of that total, approximately 38%, or $204 million, are in a junior lien position. We estimate that of those junior liens, 40%, or $82 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2012, there were 51 loans totaling $5.0 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 30 of the loans (totaling $1.9 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 30 loans was $0.7 million as of December 31, 2012. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of December 31, 2012.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2012, approximately 77% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

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

At December 31, 2012, the weighted average CLTV ratio and FICO score for the home equity portfolio were approximately 55% and 753, respectively.

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

People’s United Financial’s construction loan portfolio totaled $552 million (approximately 3% of total loans) at December 31, 2012. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $943 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2012, construction loans totaling $187 million had remaining available interest reserves totaling $44 million. At that date, the Company had construction loans with interest reserves totaling $0.9 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $13 million of restructured construction loans as of December 31, 2012.

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

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, At December 31, 2012 and 2011, the allowance for loan losses on acquired loans was $10.5 million and $7.4 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2012	2011	2010	2009	2008
Allowance for loan losses on originated loans:
Balance at beginning of period	$175.5	$172.5	$172.5	$157.5	$72.7

Charge-offs:
Commercial Banking:
Commercial real estate	(15.8)	(21.7)	(27.5)	(10.9)	(3.4)
Commercial and industrial	(11.2)	(12.6)	(14.3)	(9.8)	(5.6)
Equipment financing	(4.6)	(9.0)	(9.5)	(8.8)	(1.5)

Total	(31.6)	(43.3)	(51.3)	(29.5)	(10.5)

Retail:
Residential mortgage	(7.2)	(7.4)	(4.3)	(5.4)	(1.5)
Home equity	(6.4)	(3.8)	(3.8)	(3.5)	(1.0)
Other consumer	(2.7)	(3.6)	(5.3)	(7.1)	(6.2)

Total	(16.3)	(14.8)	(13.4)	(16.0)	(8.7)

Total charge-offs	(47.9)	(58.1)	(64.7)	(45.5)	(19.2)

Recoveries:
Commercial Banking:
Commercial real estate	1.3	0.5	0.8	0.3	0.2
Commercial and industrial	1.2	1.0	1.0	1.0	1.3
Equipment financing	0.7	0.2	0.3	0.2	0.3

Total	3.2	1.7	2.1	1.5	1.8

Retail:
Residential mortgage	0.8	1.0	0.6	0.2	0.4
Home equity	1.0	0.4	0.4	0.2	0.1
Other consumer	1.5	1.7	1.6	1.6	2.0

Total	3.3	3.1	2.6	2.0	2.5

Total recoveries	6.5	4.8	4.7	3.5	4.3

Net loan charge-offs	(41.4)	(53.3)	(60.0)	(42.0)	(14.9)
Provision for loan losses	43.4	56.3	60.0	57.0	26.2
Allowance recorded in the Chittenden acquisition	—	—	—	—	73.5

Balance at end of period	$177.5	$175.5	$172.5	$172.5	$157.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$7.4	$—	$—	$—	$—
Charge-offs	(2.7)	—	—	—	—
Provision for loan losses	5.8	7.4	—	—	—

Balance at end of period	$10.5	$7.4	$—	$—	$—

Allowance for loan losses on originated loans as a percentage of:
Originated loans	0.91%	1.05%	1.19%	1.22%	1.08%
Originated non-performing loans	70.3	59.7	70.3	102.2	186.8
Commercial banking allowance for loan losses as a percentage of originated commercial banking loans	1.13	1.39	1.62	1.72	1.61
Retail allowance for loan losses as a percentage of originated retail loans	0.36	0.29	0.25	0.14	0.11

The provision for loan losses in 2012 totaled $49.2 million, reflecting $44.1 million in net loan charge-offs (including $22.3 million against previously-established specific reserves), a $2.0 million increase in the originated allowance for loan losses due to loan growth in both the commercial and residential mortgage loan portfolios, and a $3.1 million increase in the acquired allowance for loan losses due to impairment on certain acquired loans. The provision for loan losses on originated loans in 2011 totaled $56.3 million, reflecting $53.3 million in net loan charge-offs (including $19.6 million against previously established specific reserves) and an increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans in 2011 reflects loan impairment attributable to certain acquired loans. The allowance for loan losses as a percentage of originated loans was 0.91% at December 31, 2012 and 1.05% at December 31, 2011.

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

Net loan charge-offs as a percentage of average total loans equaled 0.21% in 2012, 0.28% in 2011 and 0.40% in 2010. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2012	2011	2010	2009	2008
Commercial Banking:
Commercial real estate	0.24%	0.30%	0.48%	0.20%	0.07%
Commercial and industrial	0.18	0.26	0.47	0.31	0.15
Equipment financing	0.19	0.44	0.44	0.70	0.12
Retail:
Residential mortgage	0.17	0.21	0.15	0.19	0.03
Home equity	0.26	0.17	0.17	0.17	0.05
Other consumer	0.93	0.93	1.57	1.90	1.44
Total portfolio	0.21%	0.28%	0.40%	0.29%	0.10%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percentage of loans in each class to total loans:

	2012		2011		2010		2009		2008
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial Banking:
Commercial real estate	$60.0	33.6%	$70.5	35.2%	$82.0	42.2%	$91.0	38.3%	$84.7	34.2%
Commercial and industrial	75.5	27.8	69.4	26.2	53.2	17.9	52.8	19.9	54.0	20.6
Equipment financing	22.0	10.8	20.5	9.9	26.3	12.1	21.8	8.8	12.7	8.4
Retail:
Residential mortgage	12.0	17.9	8.8	17.8	5.8	15.3	4.0	17.1	2.8	21.5
Home equity	6.7	9.4	4.3	10.1	2.7	11.4	1.8	14.1	1.7	13.4
Other consumer	1.3	0.5	2.0	0.8	2.5	1.1	1.1	1.8	1.6	1.9

Total originated allowance for loan losses	$177.5	100.0%	$175.5	100.0%	$172.5	100.0%	$172.5	100.0%	$157.5	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2012 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2012 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2012 or 2011 ($1.2 million at December 31, 2010).

Non-Performing Assets

As of December 31 (dollars in millions)	2012	2011	2010	2009	2008
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$84.4	$106.7	$82.5	$72.4	$29.8
Commercial and industrial	54.8	59.2	38.2	17.4	21.1
Equipment financing	27.2	42.9	36.0	20.6	5.8

Total	166.4	208.8	156.7	110.4	56.7

Retail:
Residential mortgage	65.0	68.9	78.8	52.7	24.2
Home equity	21.0	15.8	9.1	5.3	2.8
Other consumer	0.3	0.3	0.6	0.4	0.6

Total	86.3	85.0	88.5	58.4	27.6

Total originated non-performing loans (1)	252.7	293.8	245.2	168.8	84.3
REO	28.6	26.8	39.8	23.9	7.0
Repossessed assets	8.3	16.1	18.1	12.9	2.4

Total non-performing assets	$289.6	$336.7	$303.1	$205.6	$93.7

Originated non-performing loans as a percentage of originated loans	1.30%	1.75%	1.70%	1.20%	0.58%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.48	2.00	2.10	1.45	0.64
Tangible stockholders’ equity and originated allowance for loan losses	9.45	10.47	8.85	5.47	2.47

(1)	Reported net of government guarantees totaling $9.7 million, $12.1 million, $9.4 million, $8.3 million and $6.5 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $174 million and $8 million, respectively, at December 31, 2012; $235 million and $14 million, respectively, at December 31, 2011; and $342 million and $18 million, respectively, at December 31, 2010. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $526 million in originated potential problem loans at December 31, 2012. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2012, originated potential problem loans consisted of $282 million of commercial and industrial loans, $143 million of commercial real estate loans and $101 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may increase in 2013.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United Financial’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Stockholders’ Equity and Dividends, and Market Risk Management.

Funding

At the current time, People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 88% of total assets at December 31, 2012. Borrowings and notes and debentures also are available sources of funding. Based on People’s United Bank’s membership in the FHLB of Boston and the level of qualifying collateral available at December 31, 2012, People’s United Bank had up to $4.7 billion of borrowing capacity in the form of advances from the FHLB of Boston and FRB-NY, and repurchase agreements. People’s United Bank also had unsecured borrowing capacity of $0.9 billion at December 31, 2012.

Deposits

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United Financial provides customers access to their deposits through 419 branches, including 140 full-service Stop & Shop supermarket branches, 636 ATMs, telephone banking and an Internet banking site.

	2012		2011		2010
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$5,084.3	—%	$4,506.2	—%	$3,872.6	—%
Savings, interest-bearing checking and money market	11,959.8	0.23	10,970.4	0.37	8,897.8	0.51

Total	17,044.1	0.16	15,476.6	0.26	12,770.4	0.36

Time deposits maturing:
Within 3 months	973.0	0.69	1,397.2	0.99	1,437.2	1.10
After 3 but within 6 months	749.2	0.79	929.5	0.94	920.7	1.20
After 6 months but within 1 year	1,285.2	0.87	1,281.9	1.04	1,485.2	1.29
After 1 but within 2 years	703.5	1.29	757.3	1.66	840.0	1.69
After 2 but within 3 years	379.2	2.08	308.0	2.09	195.7	2.66
After 3 years	616.3	2.23	665.3	2.53	283.9	2.78

Total	4,706.4	1.16	5,339.2	1.35	5,162.7	1.42

Total deposits	$21,750.5	0.38%	$20,815.8	0.54%	$17,933.1	0.66%

Deposits equaled 72% and 76% of total assets at December 31, 2012 and 2011, respectively. People’s United Financial assumed deposits with fair values of $325 million in connection with the acquisition of 57 branches late in the second quarter of 2012, and $2.1 billion and $2.5 billion in connection with the acquisitions completed in 2011 and 2010, respectively. Deposits and stockholders’ equity constituted 90% and 96% of People’s United Financial’s funding base at December 31, 2012 and 2011, respectively.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2012, People’s United Financial’s network of Stop & Shop branches held $3.0 billion in total deposits and deposits in supermarket branches open for more than one year averaged $31 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 23% and 22% of total deposits at December 31, 2012 and 2011, respectively.

Time deposits of $100,000 or more totaled $1.9 billion at December 31, 2012, of which $402 million mature within three months, $264 million mature after three months but within six months, $489 million mature after six months but within one year and $794 million mature after one year.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United Financial’s time deposits by rate category:

As of December 31 (in millions)	2012
0.50% or less	$1,836.0
0.51% to 1.00%	948.7
1.01% to 1.50%	556.8
1.51% to 2.00%	374.3
2.01% to 2.50%	406.8
2.51% to 3.00%	430.7
3.01% and greater	153.1

Total	$4,706.4

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2012:

	Period to Maturity from December 31, 2012
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
0.50% or less	$560.8	$417.6	$698.0	$159.0	$0.5	$0.1	$1,836.0
0.51% to 1.00%	229.9	163.7	282.8	208.9	56.1	7.3	948.7
1.01% to 1.50%	95.3	84.7	152.8	88.2	73.9	61.9	556.8
1.51% to 2.00%	38.1	13.6	42.7	103.8	41.2	134.9	374.3
2.01% to 2.50%	22.4	37.5	36.3	68.3	47.0	195.3	406.8
2.51% to 3.00%	7.4	11.2	29.0	43.4	132.9	206.8	430.7
3.01% and greater	19.1	20.9	43.6	31.9	27.6	10.0	153.1

Total	$973.0	$749.2	$1,285.2	$703.5	$379.2	$616.3	$4,706.4

Borrowings

People’s United Financial’s primary source for borrowings were federal funds purchased, which are typically unsecured overnight loans among banks, in addition to advances from the FHLB of Boston, which provides credit for member institutions within its assigned region.

	2012		2011		2010
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate FHLB advances maturing:
Within 1 month	$50.0	0.31%	$—	—%	$—	—%
Within 1 year	855.4	0.33	—	—	27.8	3.27
After 1 but within 2 years	—	—	56.4	2.55	15.4	5.17
After 2 but within 3 years	0.9	4.37	—	—	65.9	2.65
After 3 but within 4 years	—	—	1.2	4.37	16.8	4.50
After 4 but within 5 years	—	—	—	—	1.5	4.37
After 5 years	272.0	2.68	274.8	2.68	380.9	3.05

Total FHLB advances	1,178.3	0.88	332.4	2.82	508.3	3.13

Federal funds purchased maturing:
Within 1 month	619.0	0.18	—	—	—	—

Total federal funds purchased	619.0	0.18	—	—	—	—

Retail repurchase agreements maturing:
Within 1 month	588.2	0.22	496.2	0.32	472.2	0.43
Within 1 year	—	—	1.0	0.35	1.0	0.80

Total retail repurchase agreements	588.2	0.22	497.2	0.32	473.2	0.43

Other borrowings maturing:
Within 1 year	—	—	26.1	4.78	—	—
After 1 but within 2 years	—	—	—	—	28.1	4.78
After 2 but within 3 years	1.0	1.75	—	—	—	—
After 3 but within 4 years	—	—	1.0	1.75	—	—
After 4 but within 5 years	—	—	—	—	1.0	1.75

Total other borrowings	1.0	1.75	27.1	4.66	29.1	4.67

Total borrowings	$2,386.5	0.54%	$856.7	1.43%	$1,010.6	1.91%

At December 31, 2012, total borrowings equaled 8% of total assets compared to 3% at December 31, 2011 and 4% at December 31, 2010. In 2011, People’s United Financial repaid a total of $284 million of callable FHLB advances, including $155 million assumed in the Danvers acquisition and $129 million assumed in acquisitions completed in 2010.

FHLB advances, federal funds purchased and retail repurchase agreements represented 4%, 2% and 2% of total assets at December 31, 2012, respectively. Retail repurchase agreements primarily consist of transactions with commercial and municipal customers.

Notes and Debentures

Notes and debentures totaled $659 million and $160 million at December 31, 2012 and 2011, respectively. In December 2012, People’s United Financial issued $500 million of 3.65% senior notes due 2022. People’s United Financial and People’s United Bank assumed subordinated notes and debentures with total fair values of $36 million and $29 million, respectively, in connection with the acquisitions completed in 2010 and People’s United Financial assumed subordinated notes with a fair value of $115 million in connection with the Chittenden acquisition in 2008. In 2011, People’s United Financial and People’s United Bank repaid $17 million and $6 million, respectively, of subordinated notes. See Note 11 to the Consolidated Financial Statements for additional information concerning notes and debentures.

Contractual Cash Obligations

The following table is a summary of People’s United Financial’s contractual cash obligations, other than deposit liabilities. Additional information concerning the Company’s contractual cash obligations is included in Notes 9, 10, 11 and 20 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2012 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$2,386.5	$2,112.6	$1.9	$—	$272.0
Notes and debentures	659.0	—	—	120.0	539.0
Interest payments on fixed rate borrowings and notes and debentures (1)	241.3	30.5	55.4	55.3	100.1
Operating leases	465.6	55.2	103.7	90.9	215.8
Purchase obligations	215.6	83.9	102.8	23.1	5.8

Total	$3,968.0	$2,282.2	$263.8	$289.3	$1,132.7

(1)	Interest payments on floating rate borrowings and notes and debentures are not included in the table above as the timing and amount of such payments is uncertain. See Notes 10 and 11 to the Consolidated Financial Statements.

Income tax liabilities totaling $2.9 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. Similarly, obligations totaling $25.9 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 12 to the Consolidated Financial Statements.

Also not included in the table above are expected future payments related to the Company’s pension and other postretirement benefits plans that are due as follows: $20.2 million in less than one year; $39.1 million in one to three years; $45.3 million in four to five years; and $129.1 million after five years. See Note 17 to the Consolidated Financial Statements.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows presents data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2012, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale. People’s United Bank’s liquid assets included $601 million in cash and cash equivalents, $4.5 billion in debt securities available for sale and $7 million in trading account securities. Securities available for sale with a fair value of $1.50 billion at December 31, 2012 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $21.8 billion at December 31, 2012 and represented 73% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $2.4 billion and $659 million, respectively, at December 31, 2012, representing 8% and 2%, respectively, of total funding at that date.

People’s United Bank’s current sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2012, People’s United Bank’s total borrowing limit from the FHLB of Boston and the FRB-NY for advances, and repurchase agreements, was $4.7 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.9 billion at that date.

Earning Asset Mix $26.6 billion as of December 31, 2012 (percent)	Funding Base $29.8 billion as of December 31, 2012 (percent)

At December 31, 2012, People’s United Bank had outstanding commitments to originate loans totaling $1.1 billion and approved, but unused, lines of credit extended to customers totaling $4.9 billion (including $1.9 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $5.04 billion at December 31, 2012, a $177 million decrease from December 31, 2011. This decrease primarily reflects open market repurchases of 18.2 million shares of common stock at a total cost of $220.0 million and dividends paid of $217.9 million, partially offset by net income of $245.3 million.

Stockholders’ equity equaled 16.6% of total assets at December 31, 2012 and 18.9% at December 31, 2011. Tangible stockholders’ equity equaled 10.2% of tangible assets at December 31, 2012 compared to 12.0% at December 31, 2011.

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. During 2010, the Company repurchased 14.3 million shares of People’s United Financial common stock at a total cost of $191.2 million. During 2011, the Company completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, by repurchasing 20.4 million shares of People’s United Financial common stock at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company completed the repurchase of the maximum number of shares of common stock authorized, by repurchasing 18.0 million shares of People’s United Financial common stock at a total cost of $217.4 million.

In November 2012, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company repurchased 0.2 million shares of People’s United Financial common stock under this authorization at a total cost of $2.6 million. Through February 27, 2013, an additional 6.1 million shares of People’s United Financial’s common stock had been repurchased under this authorization at a total cost of $77 million.

People’s United Financial’s total stockholders’ equity was $5.22 billion at December 31, 2011, a $1 million decrease from December 31, 2010. This decrease primarily reflects open market repurchases of 20.4 million shares of common stock at a total cost of $247.2 million and dividends paid of $220.9 million, essentially offset by the issuances of 18.5 million shares of common stock with a fair value of approximately $248 million in connection with the Danvers acquisition and net income of $192.4 million.

Dividends declared and paid per common share totaled $0.6375, $0.6275 and $0.6175 for the years ended December 31, 2012, 2011 and 2010, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2012, 2011 and 2010 was 88.8%, 114.9% and 264.4%, respectively. People’s United Financial’s operating dividend payout ratio for the year ended December 31, 2012 was 85.8%. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.16 per share in January 2013. The dividend was paid on February 15, 2013 to shareholders of record on February 1, 2013.

People’s United Bank paid cash dividends totaling $315 million and $160 million to People’s United Financial in 2012 and 2011, respectively, and expects to pay a cash dividend of $60 million in March 2013.

Regulatory Capital Requirements

OCC regulations require federally-chartered savings banks, such as People’s United Bank, to meet three minimum capital ratios:

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

People’s United Bank’s tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratios were 9.8%, 9.8% and 13.1%, respectively, at December 31, 2012, compared to 11.1%, 11.1% and 14.0%, respectively, at December 31, 2011.

Generally, a bank is considered “well capitalized” if it has a leverage (core) capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% (calculated as tier 1 capital to total risk-weighted assets) and a total risk-based capital ratio of at least 10.0%. People’s United Bank’s regulatory capital ratios at December 31, 2012 exceeded the OCC numeric criteria for classification as “well capitalized.” See Note 14 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2012 to the OCC minimum requirements. At December 31, 2012, People’s United Bank’s adjusted total assets, as defined, totaled $28.2 billion and its total risk-weighted assets, as defined, totaled $22.7 billion. At December 31, 2012, People’s United Bank exceeded each of its regulatory capital requirements.

As of December 31, 2012	People’s United Bank			OCC Minimum Requirements
(dollars in millions)	Amount		Ratio	Amount	Ratio
Tangible capital	$2,769.4	(1)	9.8%	$423.4	1.5%
Leverage (core) capital	2,769.4	(1)	9.8	1,129.9	4.0
Risk-based capital:
Tier 1	2,769.4	(1)	12.2	910.0	4.0
Total	2,979.4	(2)	13.1	1,820.0	8.0

(1)	Represents People’s United Bank’s total equity, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iii) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2012 (percent)

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

As of December 31	2012	2011
Tangible equity to tangible assets	10.2%	12.0%
Leverage (Tier 1 capital to adjusted total assets)	10.6	12.5
Tier 1 common equity to total risk-weighted assets (1)	12.7	14.3
Tier 1 risk-based capital to total risk-weighted assets	13.2	14.8
Total risk-based capital to total risk-weighted assets	14.7	16.2

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangible assets.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements. In June 2012, the U.S. banking agencies issued proposed rules to address implementation of the Basel III framework for U.S. financial institutions which, when implemented and fully phased-in, will (i) set forth changes in the calculation of risk-weighted assets and (ii) require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was scheduled to commence on January 1, 2013, however final rules have not been issued by U.S. banking agencies and, therefore, Basel III is not yet applicable to the Company or People’s United Bank.

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

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2012 and 2011. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2012	2011
+300	17.9%	18.4%
+200	11.6	12.1
+100	5.1	5.5
-25	(1.0)	(1.1)

As of December 31 Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2012	2011
Long End +100	3.5%	2.9%
Long End +50	1.8	1.5
Long End -50	(1.7)	(1.5)
Long End -100	(3.0)	(2.8)
Short End +100	1.8	2.6
Short End +50	0.6	1.0
Short End -25	(0.1)	(0.3)

The net interest income at risk simulation results indicate that as of December 31, 2012, the Company is asset sensitive over the twelve-month forecast horizon (i.e., the Company’s net interest income will increase if market rates rise). This is primarily due to approximately one-third of its loan portfolio being comprised of Prime and one-month Libor-based loans that are primarily funded by less rate-sensitive core deposits.

Asset sensitivity decreased slightly in 2012 from December 31, 2011, primarily due to purchases of investment securities during 2012, partially offset by the issuance of $500 million of senior notes in December 2012 and the Company modifying its volume assumption methodology for net interest income simulation. The Company is less asset sensitive when the “short-end” rises as a result of the purchases of investment securities primarily being funded by short-term borrowings. Based on the Company’s interest rate position at December 31, 2012, an immediate 100 basis point increase in interest rates translates to an approximate $50 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various shifts in interest rates. Given the interest rate environment at both December 31, 2012 and 2011, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2012	2011
+300	(1.4)%	—%
+200	0.7	0.4
+100	0.9	(0.7)
-25	(0.3)	0.3

During 2012, the Company changed its methodology with respect to its economic value of equity at risk simulations by implementing a “stochastic valuation” technique in its interest rate risk model. As a result, asset sensitivity declined 50 basis points in the 300 basis point shift scenario but did not change significantly for interest rate shifts of 100 and 200 basis points. The decline in asset sensitivity in the 300 basis point shift scenario was due, primarily, to the size of the investment securities portfolio (relative to the rest of the balance sheet), which was not fully mitigated by the issuance of the senior notes, which served to essentially offset the decline attributable to the investment securities portfolio in scenarios involving lower interest rate shifts.

People’s United Financial’s interest rate risk position at December 31, 2012, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a neutral economic value of equity at risk position at that date. Asset sensitivity over the next twelve months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less rate sensitive core deposits. From a longer-term perspective, these core deposits are supporting longer duration loan assets serving to create a neutral risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of December 31, 2012, there were no breaches of the Company’s internal policy limits with respect to either interest rate risk measure. Management utilizes both interest rate measures in the normal course of measuring and managing interest rate risk and believes that each measure is valuable in understanding the Company’s interest rate risk position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At December 31, 2012, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2012 was $7.3 million, for which People’s United Financial had posted collateral of $6.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.0 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of December 31, 2012 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$6.3
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	50	2
Fair value:
Recognized as a liability	$3.4	$0.1

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2012 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$1,274.6	$1,274.6
Weighted average interest rates:
Pay floating (receive fixed)	0.24% (2.19%)	—
Pay fixed (receive floating)	—	2.09% (0.24%)
Weighted average remaining term to maturity (in months)	83	83
Fair value:
Recognized as an asset	$ 73.8	$ 1.2
Recognized as a liability	0.6	66.2

See Note 21 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of December 31, 2012, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2012, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

People’s United Financial’s Management’s Report on Internal Control Over Financial Reporting appears on page 100 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that Janet M. Hansen, a member of the Audit Committee of the Board, is an “audit committee financial expert” and is “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 15, 2013.

Robert R. D’Amore, age 60, has been a Senior Executive Vice President (Retail and Business Banking Group) since January 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr. D’Amore has served in various capacities for People’s United Bank since 1981.

David K. Norton, age 57, has been a Senior Executive Vice President and Chief Human Resources Officer since October 2009. Prior to joining People’s United Financial, Mr. Norton was a Senior Vice President, Human Resources at The New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed by Starwood Hotels and Resorts, where he was an Executive Vice President, Human Resources.

Lee C. Powlus, age 52, has been a Senior Executive Vice President and Chief Administrative Officer since May 2011. Mr. Powlus was an Executive Vice President and Chief Administrative Officer since September 2010. Mr. Powlus was a Senior Vice President (Information Technology) since January 2008. Mr. Powlus served as Director of Information Technology for Chittenden Corporation since 2001.

Louise T. Sandberg, age 61, has been a Senior Executive Vice President (Wealth Management Group) since January 2008. Mrs. Sandberg was a Senior Vice President (Wealth Management Division) at Chittenden Bank since 1997. Mrs. Sandberg has served in various capacities for Chittenden Corporation since 1977.

Chantal D. Simon, age 48, has been a Senior Executive Vice President and Chief Risk Officer since July 2010. Ms. Simon was an Executive Vice President and Chief Risk Officer since May 2009. Prior to joining People’s United Financial, Ms. Simon was employed by Merrill Lynch & Co. for 20 years, serving most recently as Chief Risk Officer of Merrill Lynch Bank USA and as head of risk management for all U.S. regulated bank entities at Merrill Lynch since June 2006.

Jeffrey J. Tengel, age 50, has been a Senior Executive Vice President (Commercial Banking Group) since January 2011. Mr. Tengel was an Executive Vice President (Commercial Banking) since February 2010. Prior to joining People’s United Financial, Mr. Tengel was an Executive Vice President at PNC Financial Services Group since January 2009. Mr. Tengel was previously employed by National City Corporation for 23 years.

Robert E. Trautmann, age 59, has been a Senior Executive Vice President and General Counsel since July 2010. Mr. Trautmann was an Executive Vice President and General Counsel since November 2008 and served as Acting General Counsel from February 2008 until his appointment as General Counsel. Mr. Trautmann was a Senior Vice President and Deputy General Counsel since January 2008. Mr. Trautmann has served in various capacities for People’s United Bank since 1994.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,156,806	$15.95	14,964,496	(1)
Equity compensation plans not approved by security holders	—	n/a	—
Total	12,156,806	$15.95	14,964,496	(1)

(1)	Of this amount, 129,987 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 14,834,509 shares are issuable pursuant to the People’s United Financial, Inc. 2008 Long-Term Incentive Plan, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 18 to the Consolidated Financial Statements.

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

Consolidated Statements of Condition as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Designation	Description

3.1	Second Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

3.2	Sixth Amended and Restated Bylaws of People’s United Financial, Inc.

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.4	Indenture dated as of March 5, 2008 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011)

4.4(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of March 5, 2008 (incorporated by reference to Exhibit 4.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011)

Designation	Description

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012)

10.1	Reserved

10.2(a)*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.3*	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.4*	People’s United Bank Split Dollar Cash Value Restoration Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.5*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.6*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.7*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan

10.8*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan

10.9(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.10(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.11*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.11(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (amended and restated as of November 30, 2012)

10.13*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

Designation	Description

10.13(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.14*	People’s United Financial, Inc. First Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.15*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.16*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.17(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

Designation	Description

10.20*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

10.21*	Consulting Agreement dated January 20, 2011 among Kevin T. Bottomley, People’s United Financial, Inc. and People’s United Bank (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.‘s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2013	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Finacial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2013	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 1, 2013	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 1, 2013	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 1, 2013	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 1, 2013	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: March 1, 2013	By:	/s/ George P. Carter
George P. Carter
Chairman and Director

Date: March 1, 2013	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2013	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2013	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2013	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date: March 1, 2013	By:	/s/ Mark W. Richards
Mark W. Richards
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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control – Integrated Framework issued by COSO.

/s/ John P. Barnes	/s/ Kirk W. Walters
John P. Barnes	Kirk W. Walters
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 1, 2013

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2013

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2012	2011
Assets
Cash and due from banks (note 3)	$470.0	$370.2
Short-term investments (note 3)	131.4	410.7

Total cash and cash equivalents	601.4	780.9

Securities (note 4):
Trading account securities, at fair value	6.5	71.8
Securities available for sale, at fair value	4,532.3	2,725.5
Securities held to maturity, at amortized cost (fair value of $60.9 million and $62.5 million)	56.2	56.4
Federal Home Loan Bank stock, at cost	73.7	77.7

Total securities	4,668.7	2,931.4

Loans held for sale (note 5)	77.0	101.9

Loans (notes 1 and 5):
Commercial	8,400.0	7,366.8
Commercial real estate	7,294.2	7,172.2
Residential mortgage	3,886.1	3,628.4
Consumer	2,156.3	2,217.4

Total loans	21,736.6	20,384.8
Less allowance for loan losses	(188.0)	(182.9)

Total loans, net	21,548.6	20,201.9

Goodwill (notes 2 and 6)	1,954.5	1,951.4
Other acquisition-related intangible assets (notes 2 and 6)	199.0	222.8
Premises and equipment, net (note 7)	330.4	339.6
Bank-owned life insurance	336.5	332.7
Other assets (notes 1 and 8)	608.3	695.7

Total assets	$30,324.4	$27,558.3

Liabilities
Deposits (note 9):
Non-interest-bearing	$5,084.3	$4,506.2
Savings, interest-bearing checking and money market	11,959.8	10,970.4
Time	4,706.4	5,339.2

Total deposits	21,750.5	20,815.8

Borrowings (note 10):
Federal Home Loan Bank advances	1,178.3	332.4
Federal funds purchased	619.0	—
Retail repurchase agreements	588.2	497.2
Other borrowings	1.0	27.1

Total borrowings	2,386.5	856.7

Notes and debentures (note 11)	659.0	159.6
Other liabilities (note 8)	489.6	510.8

Total liabilities	25,285.6	22,342.9

Commitments and contingencies (notes 20 and 21)

Stockholders’ Equity (notes 2 and 13)
Common stock ($0.01 par value; 1.95 billion shares authorized; 395.8 million shares and 395.4 million shares issued)	3.9	3.9
Additional paid-in capital	5,261.3	5,247.0
Retained earnings (note 1)	756.2	734.5
Treasury stock, at cost (56.2 million shares and 38.0 million shares)	(712.2)	(493.5)
Accumulated other comprehensive loss (note 16)	(96.9)	(95.8)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.4 million shares and 8.7 million shares) (note 17)	(173.5)	(180.7)

Total stockholders’ equity	5,038.8	5,215.4

Total liabilities and stockholders’ equity	$30,324.4	$27,558.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2012	2011	2010
Interest and dividend income:
Commercial	$365.9	$348.6	$261.3
Commercial real estate	365.4	392.4	312.1
Residential mortgage	143.7	129.1	109.4
Consumer	80.0	84.2	89.6

Total interest on loans (note 1)	955.0	954.3	772.4
Securities	77.3	83.4	43.5
Loans held for sale	1.8	2.1	2.4
Short-term investments	0.8	2.1	5.5

Total interest and dividend income (note 1)	1,034.9	1,041.9	823.8

Interest expense:
Deposits (note 9)	90.8	107.4	112.8
Borrowings (note 10)	7.0	9.0	2.3
Notes and debentures	8.4	12.1	14.7

Total interest expense	106.2	128.5	129.8

Net interest income (note 1)	928.7	913.4	694.0
Provision for loan losses (note 5)	49.2	63.7	60.0

Net interest income after provision for loan losses (note 1)	879.5	849.7	634.0

Non-interest income:
Bank service charges	127.2	131.3	126.3
Investment management fees	34.9	33.2	32.0
Insurance revenue	31.8	30.7	28.8
Brokerage commissions	12.2	11.9	11.3
Operating lease income	31.2	25.0	19.4
Net gains on sales of residential mortgage loans (note 5)	16.1	7.6	12.1
Net gains on sales of acquired loans (note 5)	1.0	7.5	—
Net security gains (losses) (note 4)	—	8.8	(1.0)
Other non-interest income	59.4	51.6	41.1

Total non-interest income	313.8	307.6	270.0

Non-interest expense:
Compensation and benefits (notes 17 and 18)	418.9	429.0	380.4
Occupancy and equipment (notes 7 and 20)	141.9	133.3	114.4
Professional and outside service fees	65.4	70.6	72.7
Amortization of other acquisition-related intangible assets (note 6)	26.8	25.8	21.7
Amortization of leased equipment	26.3	20.8	16.1
Merger-related expenses (note 2)	—	42.9	23.3
Other non-interest expense	151.3	149.5	153.4

Total non-interest expense	830.6	871.9	782.0

Income before income tax expense (note 1)	362.7	285.4	122.0
Income tax expense (notes 1 and 12)	117.4	93.0	39.5

Net income (note 1)	$245.3	$192.4	$82.5

Earnings per common share (notes 1 and 15)
Basic	$0.72	$0.55	$0.23
Diluted	0.72	0.55	0.23

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2012	2011	2010
Net income	$245.3	$192.4	$82.5

Other comprehensive income (loss), before tax:
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	(22.5)	(70.4)	(30.0)
Reclassification adjustment for net actuarial loss included in net income	7.6	11.8	8.9

Net actuarial loss	(14.9)	(58.6)	(21.1)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.0)	(2.1)	(1.2)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.3	0.4	0.4

Net actuarial loss, prior service cost and transition obligation	(15.6)	(60.3)	(21.9)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	15.1	74.6	3.3
Reclassification adjustment for net realized (gains) losses included in net income	—	(8.8)	1.0

Net unrealized gains	15.1	65.8	4.3

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(3.1)	(0.4)	—
Reclassification adjustment for net realized losses (gains) included in net income	1.0	(0.7)	(21.0)

Net unrealized losses	(2.1)	(1.1)	(21.0)

Other comprehensive (loss) income, before tax	(2.6)	4.4	(38.6)

Deferred income tax benefit (expense) related to other comprehensive (loss) income	1.5	(1.2)	14.4

Total other comprehensive (loss) income, net of tax (note 16)	(1.1)	3.2	(24.2)

Total comprehensive income	$244.2	$195.6	$58.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$3.5	$4,511.3	$914.5	$(58.6)	$(74.8)	$(195.2)	$5,100.7
Net income	—	—	82.5	—	—	—	82.5
Other comprehensive loss, net of tax (note 16)	—	—	—	—	(24.2)	—	(24.2)
Common stock issued in acquisitions, net (note 2):
Financial Federal Corporation	0.3	405.1	—	—	—	—	405.4
Smithtown Bancorp, Inc.	—	26.4	—	—	—	—	26.4
Cash dividends on common stock ($0.6175 per share)	—	—	(218.1)	—	—	—	(218.1)
Restricted stock awards	—	24.2	(0.1)	0.8	—	—	24.9
ESOP common stock committed to be released (note 17)	—	—	(2.4)	—	—	7.3	4.9
Common stock repurchased (note 13)	(0.1)	—	—	(191.1)	—	—	(191.2)
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(7.0)	—	—	—	(7.0)
Stock options and related tax benefits	—	11.8	—	—	—	—	11.8

Balance at December 31, 2010 (note 1)	3.7	4,978.8	769.4	(248.9)	(99.0)	(187.9)	5,216.1
Net income	—	—	192.4	—	—	—	192.4
Other comprehensive income, net of tax (note 16)	—	—	—	—	3.2	—	3.2
Common stock issued in the Danvers Bancorp, Inc. acquisition, net (note 2)	0.2	247.7	—	—	—	—	247.9
Cash dividends on common stock ($0.6275 per share)	—	—	(220.9)	—	—	—	(220.9)
Restricted stock awards	—	12.5	(1.0)	2.6	—	—	14.1
ESOP common stock committed to be released (note 17)	—	—	(2.8)	—	—	7.2	4.4
Common stock repurchased (note 13)	—	—	—	(247.2)	—	—	(247.2)
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(2.6)	—	—	—	(2.6)
Stock options and related tax benefits	—	8.0	—	—	—	—	8.0

Balance at December 31, 2011 (note 1)	3.9	5,247.0	734.5	(493.5)	(95.8)	(180.7)	5,215.4
Net income	—	—	245.3	—	—	—	245.3
Other comprehensive loss, net of tax (note 16)	—	—	—	—	(1.1)	—	(1.1)
Cash dividends on common stock ($0.6375 per share)	—	—	(217.9)	—	—	—	(217.9)
Restricted stock awards	—	10.6	(0.4)	1.3	—	—	11.5
ESOP common stock committed to be released (note 17)	—	—	(3.0)	—	—	7.2	4.2
Common stock repurchased (note 13)	—	—	—	(220.0)	—	—	(220.0)
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	(2.3)	—	—	—	(2.3)
Stock options and related tax benefits	—	3.7	—	—	—	—	3.7

Balance at December 31, 2012	$3.9	$5,261.3	$756.2	$(712.2)	$(96.9)	$(173.5)	$5,038.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$245.3	$192.4	$82.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49.2	63.7	60.0
Depreciation and amortization of premises and equipment	39.2	39.3	35.4
Amortization of leased equipment	26.3	20.8	16.1
Amortization of other acquisition-related intangible assets	26.8	25.8	21.7
Deferred income tax expense (benefit)	44.8	60.1	(7.8)
Net security (gains) losses	—	(8.8)	1.0
Net gains on sales of residential mortgage loans	(16.1)	(7.6)	(12.1)
Net gains on sales of acquired loans	(1.0)	(7.5)	—
ESOP common stock committed to be released	4.2	4.4	4.9
Expense related to share-based awards	15.1	23.7	25.9
Originations of loans held-for-sale	(903.2)	(631.0)	(892.5)
Proceeds from sales of loans held-for-sale	944.1	625.2	887.4
Net decrease (increase) in trading account securities	65.3	11.7	(7.8)
Net changes in other assets and other liabilities	(26.4)	(237.8)	10.8

Net cash provided by operating activities	513.6	174.4	225.5

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	—	520.0	(120.0)
Proceeds from principal repayments and maturities of securities available for sale	917.8	1,166.8	994.6
Proceeds from sales of securities available for sale	0.1	661.6	226.4
Proceeds from principal repayments of securities held to maturity	0.2	0.1	0.2
Proceeds from redemption of FHLB stock	4.0	4.1	—
Purchases of securities available for sale	(2,658.2)	(1,445.1)	(2,670.3)
Purchases of securities held to maturity	—	(1.0)	—
Proceeds from sales of loans	17.7	136.4	5.5
Loan disbursements, net of principal collections	(1,425.2)	(1,455.4)	153.9
Purchases of premises and equipment	(19.9)	(20.5)	(30.1)
Purchases of leased equipment	(64.3)	(22.8)	(47.4)
Proceeds from sales of real estate owned	25.4	27.4	28.9
Return of premiums on bank-owned life insurance, net	1.4	0.6	3.0
Net cash received in branch transactions	298.2	—	—
Net cash acquired (paid) in acquisitions	—	146.8	(188.9)

Net cash used in investing activities	(2,902.8)	(281.0)	(1,644.2)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	621.3	814.6	(13.9)
Net increase in borrowings with terms of three months or less	1,634.5	21.4	318.0
Repayments of borrowings with terms of more than three months	(100.5)	(390.0)	(871.1)
Proceeds from borrowings with terms of more than three months	—	—	3.7
Repayments of notes and debentures	—	(43.7)	(65.7)
Net proceeds from issuance of senior notes	494.3	—	—
Cash dividends paid on common stock	(217.9)	(220.9)	(218.1)
Common stock repurchases	(222.3)	(249.8)	(198.2)
Proceeds from stock options exercised, including excess income tax benefits	0.3	1.4	0.5

Net cash provided by (used in) financing activities	2,209.7	(67.0)	(1,044.8)

Net decrease in cash and cash equivalents	(179.5)	(173.6)	(2,463.5)
Cash and cash equivalents at beginning of year	780.9	954.5	3,418.0

Cash and cash equivalents at end of year	$601.4	$780.9	$954.5

Supplemental Information:
Interest payments	$111.8	$135.8	$127.1
Income tax payments	75.4	98.1	45.5
Real estate properties acquired by foreclosure	32.6	22.4	24.9
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	12.0	2,232.4	4,203.3
Liabilities	325.4	2,370.7	4,053.9
Common stock issued in acquisitions	—	247.9	431.8

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

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the fair value of securities. These significant accounting policies and critical estimates, which are included in the discussion below, are reviewed with the Audit Committee of the Board of Directors.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments, such as: (i) interest-earning deposits at the Federal Reserve Bank of New York (“FRB-NY”); (ii) government-sponsored enterprise (“GSE”) debt securities with an original maturity of three months or less (determined as of the date of purchase); (iii) federal funds sold; (iv) commercial paper; and (v) money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities classified as cash equivalents are held to maturity and carry the implicit backing of the U.S. government, but are not direct obligations of the U.S. government.

Revised Financial Results

Previously reported results for the years ended December 31, 2011 and 2010 have been revised to reflect a reduction in interest income on certain acquired loans relating to an unintentional overstatement of interest income. The effects of these revisions, which were immaterial to each period, are summarized below.

As of and for the years ended December 31	2011		2010
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised
Total loans	$20,400.0	$20,384.8	$17,327.7	$17,322.7
Other assets	690.1	695.7	706.7	708.5
Total stockholders’ equity	5,225.0	5,215.4	5,219.3	5,216.1

Total interest on loans	964.5	954.3	777.4	772.4
Total interest and dividend income	1,052.1	1,041.9	828.8	823.8
Net interest income	923.6	913.4	699.0	694.0
Net interest income after provision for loan losses	859.9	849.7	639.0	634.0
Income before income tax expense	295.6	285.4	127.0	122.0
Income tax expense	96.8	93.0	41.3	39.5
Net income	198.8	192.4	85.7	82.5

Earnings per common share:
Basic	$0.57	$0.55	$0.24	$0.23
Diluted	0.57	0.55	0.24	0.23

The revisions also resulted in decreases of $10.2 million and $5.0 million in net cash provided by operating activities and corresponding increases in net cash provided by investing activities as reported in the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, respectively.

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

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the aggregate with any adjustment for net unrealized losses reported in non-interest income. Management identifies and designates as loans held for sale certain newly-originated adjustable-rate and fixed-rate residential mortgage loans that meet secondary market requirements, as these loans are originated with the intent to sell. From time to time, management identifies and designates residential mortgage loans held in the loan portfolio for sale. These loans are transferred to loans held for sale at the lower of cost or fair value at the time of transfer and the resulting unrealized loss is reported in non-interest income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loans

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at December 31, 2012 or 2011 ($1.2 million at December 31, 2010).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated one represent those loans least likely to default while loans rated nine represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. Estimated loan default factors are multiplied by loan balances within each risk-rating category and again multiplied by an historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company annually reviews this data to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, these factors are evaluated in order to conclude that they continue to be adequate based on current economic conditions.

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

The risk characteristics considered include (i) collateral values/loan-to-value (“LTV”) ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during 2012.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during 2012. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization, except for land, which is reported at cost. Buildings, data processing and other equipment, computer software, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, the estimated useful life of the improvements or 10 years. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. Generally, the estimated useful lives are as follows: buildings – 40 years; data processing and other equipment – 3 to 5 years; computer software – 3 to 5 years; and furniture and fixtures – 10 years.

Goodwill and Other Acquisition-Related Intangible Assets

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

Intangible assets are recognized in an amount equal to the excess of the purchase price over the fair value of the tangible net assets acquired. “Acquisition-related intangible assets” are separately identified and recognized, where appropriate, for assets such as trade names and the estimated values of acquired core deposits and/or customer relationships. The remaining intangible asset is recognized as goodwill.

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

Goodwill is evaluated for impairment at the reporting unit level. For the purpose of goodwill impairment evaluations, management has identified reporting units based upon the Company’s three business segments: Commercial Banking, Retail and Business Banking, and Wealth Management. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred.

In September 2011, the FASB amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test described below. This amendment became effective for People’s United Financial on January 1, 2012. People’s United Financial elected to perform this optional qualitative assessment in its evaluation of goodwill impairment as of October 1, 2012 (the annual impairment evaluation date) and concluded that performance of the two-step test was not required.

When performed, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. None of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test at this time.

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

In July 2012, the FASB amended its standards to allow companies to perform a qualitative assessment in determining whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the approach now permitted for the goodwill impairment evaluation. This amendment is effective for annual and interim impairment evaluations performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for People’s United Financial). While early adoption is permitted, the Company has not elected to do so. This amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Certain derivative financial instruments are offered to commercial customers to assist them in meeting their financing and investing objectives and for their risk management purposes. These derivative financial instruments consist primarily of interest rate swaps, but also include foreign exchange contracts. The interest rate risk associated with customer interest rate swaps is mitigated by entering into similar derivatives having essentially offsetting terms with other counterparties.

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

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

People’s United Financial’s stock-based compensation plans provide for awards of stock options and restricted stock to directors, officers and employees. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

Accounting Standards

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended its standards with respect to repurchase agreements. The amendment changes (i) the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee and (ii) the collateral maintenance guidance related to that criterion. Instead, the transferor should assess effective control based on its rights and obligations with respect to the transferred financial assets and not based on whether it has the practical ability to perform in accordance with those rights or obligations. As a result, it is anticipated that most repurchase agreements will not qualify for derecognition of the financial assets from the transferor’s financial statements. This amendment became effective for People’s United Financial on January 1, 2012 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Specifically, the amendments include provisions relating to: (i) application of the highest and best use and valuation premise concepts; (ii) application of premiums and discounts, including blockage factors, in a fair value measurement; (iii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iv) additional disclosures about fair value measurements, including quantitative information (e.g. sensitivity analysis) about the unobservable inputs used for Level 3 items and the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value is required to be disclosed. These amendments, which are to be applied prospectively and became effective for People’s United Financial on January 1, 2012, did not have a significant impact on the Company’s fair value measurements. The applicable required disclosures have been provided in Note 19.

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

In February 2013, the FASB amended its standards to provide specific requirements regarding the disclosure of amounts reclassified out of accumulated other comprehensive income (loss). The amendments require that companies separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income (loss) if those amounts are, under other standards, required to be reclassified to net income in their entirety in the same reporting period. An entity shall provide this information together, in one location, either (i) on the face of the statement where net income is presented or (ii) as a separate disclosure in the notes to the financial statements. For any significant reclassification for which other standards do not require reclassification to net income in its entirety in the same reporting period, companies shall cross-reference to the related footnote where additional details about the effect of the reclassification are disclosed. This amendment is effective for reporting periods beginning on or after December 15, 2012 (January 1, 2013 for People’s United Financial) and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Balance Sheet Offsetting Disclosures

In December 2011, the FASB issued amendments to its standards to provide for certain additional disclosures about financial instruments and derivative instruments that are subject to netting arrangements. Specifically, entities will be required to provide information about both net and gross amounts in the notes to the financial statements for relevant assets and liabilities that are offset. In January 2013, the FASB issued amendments to its standards to clarify the scope of its December 2011 guidance, limiting the disclosure requirements to derivative instruments, repurchase agreements and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. For People’s United Financial, these new disclosures are required for interim and annual periods beginning on or after January 1, 2013 and are not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting for Indemnification Assets

In October 2012, the FASB amended its standards with respect to the subsequent accounting for an indemnification asset recognized in connection with a government-assisted acquisition of a financial institution. The amendment addresses diversity in practice with respect to how entities subsequently recognize decreases in expected cash flows from the indemnification asset resulting from an increase in the expected cash flows from the indemnified asset(s) by requiring that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying asset(s), taking into consideration the term of the related loss share agreement (“LSA”). Accordingly, the loss on the indemnification asset would be “amortized” over the lesser of the remaining contractual term of the LSA or the remaining life of the indemnified asset(s). This would result in a consistent recognition pattern for changes in expected cash flows for both the indemnification asset and the indemnified asset(s).

This amendment, which is to be applied prospectively to new indemnification agreements and to unamortized amounts existing at the date of adoption, is effective for fiscal years and interim periods beginning on or after December 15, 2012 (January 1, 2013 for People’s United Financial) and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Acquisitions

People’s United Financial’s results of operations include the results of the acquired entities beginning with the respective acquisition dates. Recent acquisitions have been undertaken with the objective of expanding the Company’s business, both geographically and through product offerings, as well as realizing synergies and economies of scale by combining with the acquired entities. For these reasons, a market-based premium was generally paid for the acquired entities which, in turn, resulted in the recognition of goodwill, representing the excess of the respective purchase prices over the estimated fair value of the net assets acquired (see Note 6).

Acquisition of Branches in 2012

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

The assets acquired, which included cash, premises and equipment, and other assets totaling $15.8 million, and liabilities assumed, which included deposits and other liabilities totaling $324.6 million, were recorded by People’s United Financial at their estimated fair values as of the acquisition date. Fair value adjustments to assets acquired and liabilities assumed will be amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. The core deposit intangible ($3.0 million) will be amortized over a six-year period using an accelerated amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

In the second quarter of 2012, People’s United Bank sold one of its branches located in Massachusetts. Included in the sale was approximately $11.6 million in deposits and other assets of $0.7 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquisition Completed in 2011

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. The fair value of the assets acquired and liabilities assumed in the Danvers acquisition totaled $2.8 billion and $2.4 billion, respectively. Merger-related expenses recorded in 2011 related to the Danvers acquisition totaled $28.0 million. People’s United Financial’s results of operations include the results of Danvers beginning with the effective date.

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

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” is included in other assets ($17.2 million at December 31, 2012 and $19.4 million at December 31, 2011) in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2012 and December 31, 2011, tax deductible goodwill totaled $14.8 million and $16.7 million, respectively, and related, almost entirely, to the Butler Bank acquisition.

NOTE 3 – Cash and Short-Term Investments

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $80.6 million and $50.0 million at December 31, 2012 and 2011, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and interest-earning deposits at the FRB-NY are included in short-term investments in the Consolidated Statements of Condition.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2012	2011
Interest-earning deposits at the FRB-NY	$69.7	$378.6
Money market mutual funds	52.6	25.8
Other	9.1	6.3

Total short-term investments	$131.4	$410.7

Interest-bearing deposits at the FRB-NY represent an alternative to overnight federal funds sold and had a yield of 0.25% at both December 31, 2012 and 2011.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.1	$0.6	$—	$30.7
GSE residential mortgage-backed securities and CMOs	3,830.9	69.1	(1.0)	3,899.0
State and municipal	527.4	15.0	(2.8)	539.6
Corporate	57.9	2.0	—	59.9
Other	2.6	0.3	—	2.9

Total debt securities	4,448.9	87.0	(3.8)	4,532.1
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,449.1	$87.0	$(3.8)	$4,532.3

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.7	$—	$59.7
Other	1.2	—	—	1.2

Total securities held to maturity	$56.2	$4.7	$—	$60.9

As of December 31, 2011 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$80.5	$0.5	$—	$81.0
GSE residential mortgage-backed securities and CMOs	2,388.9	60.4	(1.5)	2,447.8
State and municipal	127.8	9.9	—	137.7
Corporate	57.4	0.3	(1.2)	56.5
Other	2.6	—	(0.3)	2.3

Total debt securities	2,657.2	71.1	(3.0)	2,725.3
Equity securities	0.2	—	—	0.2

Total securities available for sale	$2,657.4	$71.1	$(3.0)	$2,725.5

Securities held to maturity:
Debt securities:
Corporate	$55.0	$6.1	$—	$61.1
Other	1.4	—	—	1.4

Total securities held to maturity	$56.4	$6.1	$—	$62.5

Securities available for sale with a fair value of $1.50 billion and $1.44 billion at December 31, 2012 and 2011, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $59.9 million and $63.9 million at December 31, 2012 and 2011, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. As a result of operating losses and a decline in capital, in February 2009 the FHLB of Boston suspended paying dividends and placed a moratorium on certain stock repurchases. In the first quarter of 2011, the FHLB of Boston resumed dividend payments. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at December 31, 2012 and the cost of the investment approximates fair value.

As a result of the Smithtown acquisition, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $13.8 million at both December 31, 2012 and 2011), which also pays a dividend. Dividend income on FHLB stock totaled $0.9 million for the years ended December 31, 2012 and 2011 (none in 2010).

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2012, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale			Held to Maturity
	Amortized	Fair	FTE	Amortized	Fair	FTE
(dollars in millions)	Cost	Value	Yield	Cost	Value	Yield
U.S. Treasury and agency:
Within 1 year	$24.8	$24.9	0.52%	$—	$—	—%
After 5 but within 10 years	5.3	5.8	3.02	—	—	—

Total	30.1	30.7	0.96	—	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	745.9	748.1	1.32	—	—	—
After 10 years	3,085.0	3,150.9	2.03	—	—	—

Total	3,830.9	3,899.0	1.89	—	—	—

State and municipal:
Within 1 year	1.4	1.4	2.43	—	—	—
After 1 but within 5 years	14.9	15.6	2.57	—	—	—
After 5 but within 10 years	103.2	107.6	2.49	—	—	—
After 10 years	407.9	415.0	2.53	—	—	—

Total	527.4	539.6	2.52	—	—	—

Corporate:
After 1 but within 5 years	57.9	59.9	1.98	—	—	—
After 5 but within 10 years	—	—	—	55.0	59.7	9.00

Total	57.9	59.9	1.98	55.0	59.7	9.00

Other:
Within 1 year	—	—	—	0.2	0.2	2.21
After 1 but within 5 years	—	—	—	1.0	1.0	1.43
After 10 years	2.6	2.9	9.73	—	—	—

Total	2.6	2.9	9.73	1.2	1.2	1.53

Total:
Within 1 year	26.2	26.3	0.62	0.2	0.2	2.21
After 1 but within 5 years	72.8	75.5	2.10	1.0	1.0	1.43
After 5 but within 10 years	854.4	861.5	1.47	55.0	59.7	9.00
After 10 years	3,495.5	3,568.8	0.84	—	—	—

Total	$4,448.9	$4,532.1	1.97%	$56.2	$60.9	8.84%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of net security gains (losses) are summarized below. Net security gains in 2012 totaled less than $0.1 million. Net gains (losses) on trading account securities included below totaled less than $0.1 million for each of the years ended December 31, 2012, 2011 and 2010.

Years ended December 31 (in millions)	2012	2011	2010
Debt securities:
Gains	$—	$9.3	$—
Losses	—	(0.5)	(1.0)

Net security gains (losses)	$—	$8.8	$(1.0)

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

In connection with the sale of Class B Visa, Inc. shares in 2009, People’s United Financial and the purchaser entered into a derivative contract providing for cash settlements that will depend, in part, on the ultimate resolution of certain litigation involving Visa. The amounts recorded for the derivative contract were insignificant through December 31, 2012.

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$571.6	$(1.0)	$—	$—	$571.6	$(1.0)
State and municipal	148.2	(2.8)	0.1	—	148.3	(2.8)
U.S. Treasury and agency	4.2	—	—	—	4.2	—

Total	$724.0	$(3.8)	$0.1	$—	$724.1	$(3.8)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2011 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$324.0	$(1.5)	$—	$—	$324.0	$(1.5)
Corporate	42.3	(1.2)	—	—	42.3	(1.2)
Other	2.3	(0.3)	—	—	2.3	(0.3)
State and municipal	0.7	—	—	—	0.7	—

Total	$369.3	$(3.0)	$—	$—	$369.3	$(3.0)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management believes that all gross unrealized losses within the securities portfolio at December 31, 2012 and 2011 are temporary impairments. Management does not intend to sell such securities. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

NOTE 5 – Loans

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

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	2012			2011
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$6,256.1	$1,038.1	$7,294.2	$5,485.5	$1,686.7	$7,172.2

Commercial and industrial	5,437.4	610.3	6,047.7	4,351.9	1,000.7	5,352.6
Equipment financing	2,201.9	150.4	2,352.3	1,703.7	310.5	2,014.2

Total commercial	7,639.3	760.7	8,400.0	6,055.6	1,311.2	7,366.8

Total Commercial Banking	13,895.4	1,798.8	15,694.2	11,541.1	2,997.9	14,539.0

Retail:
Residential mortgage:
Adjustable-rate	3,130.9	204.3	3,335.2	2,704.1	243.6	2,947.7
Fixed-rate	400.5	150.4	550.9	448.2	232.5	680.7

Total residential mortgage	3,531.4	354.7	3,886.1	3,152.3	476.1	3,628.4

Consumer:
Home equity	1,969.4	82.1	2,051.5	1,934.6	123.1	2,057.7
Other consumer	102.3	2.5	104.8	155.5	4.2	159.7

Total consumer	2,071.7	84.6	2,156.3	2,090.1	127.3	2,217.4

Total Retail	5,603.1	439.3	6,042.4	5,242.4	603.4	5,845.8

Total loans	$19,498.5	$2,238.1	$21,736.6	$16,783.5	$3,601.3	$20,384.8

Net deferred loan costs that are included in total loans and accounted for as interest yield adjustments totaled $41.9 million and $37.2 million at December 31, 2012 and 2011, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2012, approximately 31%, 18% and 13% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented approximately 68% and 71% of total loans at December 31, 2012 and 2011, respectively. Substantially the entire equipment financing portfolio (approximately 97% at both December 31, 2012 and 2011) was to customers located outside of New England. At December 31, 2012, approximately 32% of the equipment financing portfolio was to customers located in Texas, California and New York and no other state exposure was greater than 6%.

Commercial real estate loans include construction loans totaling $551.6 million and $652.6 million at December 31, 2012 and 2011, respectively, net of the unadvanced portion of such loans totaling $391.9 million and $280.9 million, respectively.

At December 31, 2012, residential mortgage loans included $726.6 million of interest-only loans, of which $10.9 million are stated-income loans, compared to $547.1 million and $23.6 million, respectively, at December 31, 2011. People’s United Financial’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $66.7 million and $55.0 million at December 31, 2012 and 2011, respectively, net of the unadvanced portion of such loans totaling $23.2 million and $21.8 million, respectively.

People’s United Financial sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $16.1 million, $7.6 million and $12.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Loans held for sale at December 31, 2012 and 2011 consisted of newly-originated residential mortgage loans with a carrying amount of $77.0 million and $101.9 million, respectively. In 2012 and 2011, the Company sold acquired loans with outstanding principal balances of $14.3 million and $152.3 million, respectively (carrying amounts of $11.6 million and $104.6 million, respectively) and recognized net gains on sales totaling $1.0 million and $7.5 million, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial Banking			Retail Originated
(in millions)	Originated	Acquired	Total		Total
Balance at December 31, 2009	$165.6	$—	$165.6	$6.9	$172.5

Charge-offs	(51.3)	—	(51.3)	(13.4)	(64.7)
Recoveries	2.1	—	2.1	2.6	4.7

Net loan charge-offs	(49.2)	—	(49.2)	(10.8)	(60.0)
Provision for loan losses	45.1	—	45.1	14.9	60.0

Balance at December 31, 2010	161.5	—	161.5	11.0	172.5

Charge-offs	(43.3)	—	(43.3)	(14.8)	(58.1)
Recoveries	1.7	—	1.7	3.1	4.8

Net loan charge-offs	(41.6)	—	(41.6)	(11.7)	(53.3)
Provision for loan losses	40.5	7.4	47.9	15.8	63.7

Balance at December 31, 2011	160.4	7.4	167.8	15.1	182.9

Charge-offs	(31.7)	(2.7)	(34.4)	(16.3)	(50.7)
Recoveries	3.3	—	3.3	3.3	6.6

Net loan charge-offs	(28.4)	(2.7)	(31.1)	(13.0)	(44.1)
Provision for loan losses	25.5	5.8	31.3	17.9	49.2

Balance at December 31, 2012	$157.5	$10.5	$168.0	$20.0	$188.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2012 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$217.3	$20.3	$13,678.1	$137.2	$1,798.8	$10.5	$15,694.2	$168.0
Retail	53.6	—	5,549.5	20.0	439.3	—	6,042.4	20.0

Total	$270.9	$20.3	$19,227.6	$157.2	$2,238.1	$10.5	$21,736.6	$188.0

As of December 31, 2011 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$246.2	$23.0	$11,294.9	$137.4	$2,997.9	$7.4	$14,539.0	$167.8
Retail	15.6	—	5,226.8	15.1	603.4	—	5,845.8	15.1

Total	$261.8	$23.0	$16,521.7	$152.5	$3,601.3	$7.4	$20,384.8	$182.9

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2012	2011	2010
Commercial Banking:
Commercial real estate	$84.4	$106.7	$82.5
Commercial and industrial	54.8	59.2	38.2
Equipment financing	27.2	42.9	36.0

Total (1)	166.4	208.8	156.7

Retail:
Residential mortgage	65.0	68.9	78.8
Home equity	21.0	15.8	9.1
Other consumer	0.3	0.3	0.6

Total	86.3	85.0	88.5

Total	$252.7	$293.8	$245.2

(1)	Reported net of government guarantees totaling $9.7 million, $12.1 million and $9.4 million at December 31, 2012, 2011 and 2010, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2012, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $174 million and $8 million, respectively, at December 31, 2012; $235 million and $14 million, respectively, at December 31, 2011; and $342 million and $18 million, respectively, at December 31, 2010. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

If interest payments on all originated loans classified as non-performing at December 31, 2012, 2011 and 2010 had been made during the respective years in accordance with the loan agreements, interest income of $35.7 million, $41.7 million and $35.0 million would have been recognized on such loans for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income actually recognized on originated non-performing loans totaled $6.8 million, $10.7 million and $13.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $180.8 million and $112.9 million at December 31, 2012 and 2011, respectively. The related allowance for loan losses at December 31, 2012 and 2011 was $5.8 million and $7.5 million, respectively. Interest income recognized on TDRs totaled $6.7 million, $5.3 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2012, 2011 and 2010.

Originated loans that were modified and classified as TDRs during 2012 principally involve payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points). In accordance with recent regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy and meeting certain criteria are also required to be classified as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. At December 31, 2012, TDRs included 224 loans (99 residential mortgage and 125 home equity) totaling $26.1 million ($16.3 million residential mortgage and $9.8 million home equity) meeting such criteria. Included in those totals are 104 loans (63 residential mortgage and 41 home equity) totaling $10.9 million ($7.3 million residential mortgage and $3.6 million home equity) that were restructured prior to January 1, 2012.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2012 and 2011. All residential mortgage and home equity loans restructured through bankruptcy during the year ended December 31, 2012 are included in the table below. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2012
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	36	$58.3	$58.3
Commercial and industrial (2)	47	67.5	67.5
Equipment financing (3)	36	26.0	26.0

Total	119	151.8	151.8

Retail:
Residential mortgage (4)	93	29.5	29.5
Home equity (5)	115	9.0	9.0
Other consumer	—	—	—

Total	208	38.5	38.5

Total	327	$190.3	$190.3

(1)	Represents the following concessions: extension of term (12 contracts; recorded investment of $35.3 million); payment deferral (3 contracts; recorded investment of $3.2 million); or a combination of concessions (21 contracts; recorded investment of $19.8 million).
(2)	Represents the following concessions: extension of term (6 contracts; recorded investment of $17.0 million); payment deferral (15 contracts; recorded investment of $39.3 million); temporary rate reduction (1 contract; recorded investment of $0.3 million); or a combination of concessions (25 contracts; recorded investment of $10.9 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $3.0 million); payment deferral (7 contracts; recorded investment of $10.3 million); temporary rate reduction (1 contract; recorded investment of $1.1 million); or a combination of concessions (24 contracts; recorded investment of $11.6 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (40 contracts; recorded investment of $10.2 million); payment deferral (11 contracts; recorded investment of $3.2 million); temporary rate reduction (6 contracts; recorded investment of $6.6 million); or a combination of concessions (36 contracts; recorded investment of $9.5 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (87 contracts; recorded investment of $6.6 million); payment deferral (4 contracts; recorded investment of $0.6 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (23 contracts; recorded investment of $1.3 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31, 2011
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	23	$29.2	$29.2
Commercial and industrial (2)	19	23.6	23.6
Equipment financing (3)	28	43.6	43.6

Total	70	96.4	96.4

Retail:
Residential mortgage (4)	21	8.9	8.9
Home equity (5)	1	0.5	0.5
Other consumer	—	—	—

Total	22	9.4	9.4

Total	92	$105.8	$105.8

(1)	Represents the following concessions: extension of term (14 contracts; recorded investment of $22.1 million); payment deferral (4 contracts; recorded investment of $2.7 million); temporary rate reduction (1 contract; recorded investment of $1.2 million); or a combination of concessions (4 contracts; recorded investment of $3.2 million).
(2)	Represents the following concessions: extension of term (10 contracts; recorded investment of $21.3 million); payment deferral (7 contracts; recorded investment of $1.3 million); or a combination of concessions (2 contracts; recorded investment of $1.0 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $5.7 million); payment deferral (8 contracts; recorded investment of $13.1 million); or a combination of concessions (16 contracts; recorded investment of $24.8 million).
(4)	Represents the following concessions: payment deferral (7 contracts; recorded investment of $3.7 million); temporary rate reduction (8 contracts; recorded investment of $2.7 million); or a combination of concessions (6 contracts; recorded investment of $2.5 million).
(5)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.5 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2012 and 2011. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective year and a default represents a previously-modified loan that became past due 30 days or more during 2012 or 2011.

	2012		2011
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	5	$1.3	—	$—
Commercial and industrial	2	—	2	0.5
Equipment financing	11	—	6	5.0

Total	18	1.3	8	5.5

Retail:
Residential mortgage	14	7.1	9	2.8
Home equity	4	0.4	1	0.5
Other consumer	—	—	—	—

Total	18	7.5	10	3.3

Total	36	$8.8	18	$8.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	2012			2011
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$50.4	$50.0	$—	$84.3	$76.9	$—
Commercial and industrial	36.7	36.0	—	20.0	16.5	—
Equipment financing	21.0	17.0	—	31.1	24.3	—
Retail:
Residential mortgage	43.1	41.0	—	15.4	15.0	—
Home equity	13.7	12.6	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	$164.9	$156.6	$—	$151.4	$133.3	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$85.5	$48.8	$8.3	$71.0	$50.9	$10.4
Commercial and industrial	50.1	45.9	8.6	52.6	43.5	5.7
Equipment financing	26.1	19.6	3.4	39.6	34.1	6.9
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$161.7	$114.3	$20.3	$163.2	$128.5	$23.0

Total impaired loans:
Commercial Banking:
Commercial real estate	$135.9	$98.8	$8.3	$155.3	$127.8	$10.4
Commercial and industrial	86.8	81.9	8.6	72.6	60.0	5.7
Equipment financing	47.1	36.6	3.4	70.7	58.4	6.9

Total	269.8	217.3	20.3	298.6	246.2	23.0

Retail:
Residential mortgage	43.1	41.0	—	15.4	15.0	—
Home equity	13.7	12.6	—	0.6	0.6	—
Other consumer	—	—	—	—	—	—

Total	56.8	53.6	—	16.0	15.6	—

Total	$326.6	$270.9	$20.3	$314.6	$261.8	$23.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2012		2011
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$101.7	$1.7	$88.2	$3.2
Commercial and industrial	65.2	3.4	34.0	2.6
Equipment financing	44.9	1.9	56.2	1.2

Total	211.8	7.0	178.4	7.0

Retail:
Residential mortgage	23.7	0.6	12.2	0.5
Home equity	3.8	0.1	0.7	—
Other consumer	—	—	—	—

Total	27.5	0.7	12.9	0.5

Total	$239.3	$7.7	$191.3	$7.5

For the year ended December 31, 2010, People’s United Financial’s average recorded investment in impaired loans was approximately $132.1 million and interest collections and income recognized on impaired loans totaled $6.1 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2012 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$6,160.6	$30.2	$65.3	$95.5	$6,256.1
Commercial and industrial	5,362.3	27.7	47.4	75.1	5,437.4
Equipment financing	2,159.0	33.4	9.5	42.9	2,201.9

Total	13,681.9	91.3	122.2	213.5	13,895.4

Retail:
Residential mortgage	3,415.8	60.1	55.5	115.6	3,531.4
Home equity	1,944.5	11.2	13.7	24.9	1,969.4
Other consumer	100.0	2.0	0.3	2.3	102.3

Total	5,460.3	73.3	69.5	142.8	5,603.1

Total originated loans	$19,142.2	$164.6	$191.7	$356.3	$19,498.5

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $19.9 million, $16.3 million and $17.7 million, respectively, and $16.8 million of retail loans in foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

		Past Due
As of December 31, 2011 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$5,365.1	$27.2	$93.2	$120.4	$5,485.5
Commercial and industrial	4,272.1	27.7	52.1	79.8	4,351.9
Equipment financing	1,630.9	56.2	16.6	72.8	1,703.7

Total	11,268.1	111.1	161.9	273.0	11,541.1

Retail:
Residential mortgage	3,014.5	69.6	68.2	137.8	3,152.3
Home equity	1,899.7	19.4	15.5	34.9	1,934.6
Other consumer	151.6	3.6	0.3	3.9	155.5

Total	5,065.8	92.6	84.0	176.6	5,242.4

Total originated loans	$16,333.9	$203.7	$245.9	$449.6	$16,783.5

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $15.0 million, $17.5 million and $26.3 million, respectively, and $1.2 million of retail loans in foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of credit quality indicators:

As of December 31, 2012 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,947.9	$5,021.2	$1,960.2	$12,929.3
Special mention	82.2	93.8	113.2	289.2
Substandard	223.5	318.9	128.5	670.9
Doubtful	2.5	3.5	—	6.0

Total originated loans	6,256.1	5,437.4	2,201.9	13,895.4

Acquired loans
Pass	656.3	403.2	54.0	1,113.5
Special mention	74.2	88.0	21.1	183.3
Substandard	293.0	116.4	75.3	484.7
Doubtful	14.6	2.7	—	17.3

Total acquired loans	1,038.1	610.3	150.4	1,798.8

Total	$7,294.2	$6,047.7	$2,352.3	$15,694.2

As of December 31, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$1,729.7	$740.4	$72.7	$2,542.8
Moderate risk	1,292.1	440.0	7.8	1,739.9
High risk	509.6	789.0	21.8	1,320.4

Total originated loans	3,531.4	1,969.4	102.3	5,603.1

Acquired loans
Low risk	149.9	—	—	149.9
Moderate risk	99.7	—	—	99.7
High risk	105.1	82.1	2.5	189.7

Total acquired loans	354.7	82.1	2.5	439.3

Total	$3,886.1	$2,051.5	$104.8	$6,042.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2011 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans
Pass	$5,052.8	$3,942.2	$1,450.9	$10,445.9
Special mention	90.8	115.9	102.7	309.4
Substandard	341.8	289.7	150.1	781.6
Doubtful	0.1	4.1	—	4.2

Total originated loans	5,485.5	4,351.9	1,703.7	11,541.1

Acquired loans
Pass	1,053.6	762.2	81.9	1,897.7
Special mention	162.1	103.5	69.6	335.2
Substandard	467.4	131.5	157.1	756.0
Doubtful	3.6	3.5	1.9	9.0

Total acquired loans	1,686.7	1,000.7	310.5	2,997.9

Total	$7,172.2	$5,352.6	$2,014.2	$14,539.0

As of December 31, 2011 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans
Low risk	$2,502.2	$1,199.6	$126.9	$3,828.7
Moderate risk	625.7	624.4	8.0	1,258.1
High risk	24.4	110.6	20.6	155.6

Total originated loans	3,152.3	1,934.6	155.5	5,242.4

Acquired loans
Low risk	138.8	32.1	0.9	171.8
Moderate risk	335.7	91.0	0.6	427.3
High risk	1.6	—	2.7	4.3

Total acquired loans	476.1	123.1	4.2	603.4

Total	$3,628.4	$2,057.7	$159.7	$5,845.8

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

For example, to the extent LTV ratios exceed 70% (reflecting a weaker collateral position for the Company) or borrower FICO scores are less than 680 (reflecting weaker financial standing and/or credit history of the customer), the loans are considered to have an increased level of inherent loss. As a result, a loan with a combination of these characteristics would generally be classified as “High” risk. Conversely, as LTV ratios decline (reflecting a stronger collateral position for the Company) or borrower FICO scores exceed 680 (reflecting stronger financial standing and/or credit history of the customer), the loans are considered to have a decreased level of inherent loss. A loan with a combination of these characteristics would generally be classified as “Low” risk. This analysis also considers (i) the extent of underwriting that occurred at the time of origination (direct income verification provides further support for credit decisions) and (ii) the property’s intended use (owner-occupied properties are less likely to default compared to ‘investment-type’ non-owner occupied properties, second homes, etc.). Loans not otherwise deemed to be “High” or “Low” risk are classified as “Moderate” risk.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

LTV ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. LTV ratios are updated for loans 90 days past due and FICO scores are updated for the entire portfolio quarterly. The portfolio stratification (“High”, “Moderate” and “Low” risk) and identification of the corresponding credit quality indicators also occurs quarterly.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2012 and 2011, the allowance for loan losses on acquired loans was $10.5 million and $7.4 million, respectively.

Acquired Loans

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2012, the outstanding principal balance and carrying amount of the acquired loan portfolio were $2.30 billion and $2.24 billion, respectively ($3.74 billion and $3.60 billion, respectively, at December 31, 2011). At December 31, 2012, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $167.8 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

Years ended December 31 (in millions)	2012	2011	2010
Balance at beginning of year	$1,310.4	$954.8	$—
Acquisitions	—	629.0	1,037.7
Accretion	(206.5)	(257.7)	(82.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	22.7	55.3	—
Other changes in expected cash flows (2)	(236.4)	(71.0)	—

Balance at end of year	$890.2	$1,310.4	$954.8

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

NOTE 6 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are summarized as follows for the years ended December 31, 2012, 2011 and 2010:

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2009	$616.9	$595.0	$49.8	$1,261.7
Acquisition of:
Financial Federal	268.2	—	—	268.2
Smithtown	102.9	11.4	—	114.3
LSB	40.7	17.4	—	58.1
Butler Bank	10.1	14.0	—	24.1
Adjustments	(1.7)	(1.3)	—	(3.0)

Balance at December 31, 2010	1,037.1	636.5	49.8	1,723.4
Acquisition of Danvers	183.6	45.9	—	229.5
Adjustments	0.2	(1.7)	—	(1.5)

Balance at December 31, 2011	1,220.9	680.7	49.8	1,951.4
Acquisition of branches	—	0.7	—	0.7
Adjustments	1.9	0.5	—	2.4

Balance at December 31, 2012	$1,222.8	$681.9	$49.8	$1,954.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United Financial’s other acquisition-related intangible assets:

	2012			2011
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Trade name intangible	$122.7	$18.5	$104.2	$122.7	$10.2	$112.5
Core deposit intangible	143.8	79.2	64.6	140.8	63.8	77.0
Trust relationships	42.7	14.2	28.5	42.7	11.4	31.3
Insurance relationships	31.5	29.8	1.7	31.5	29.5	2.0

Total other acquisition-related intangible assets	$340.7	$141.7	$199.0	$337.7	$114.9	$222.8

Other acquisition-related intangible assets have an original weighted-average amortization period of 14 years. Amortization expense of other acquisition-related intangible assets totaled $26.8 million, $25.8 million and $21.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; and $21.6 million in 2017. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2012, 2011 and 2010.

NOTE 7 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2012	2011
Land	$39.7	$41.9
Buildings	281.7	292.0
Leasehold improvements	162.4	149.9
Furniture and equipment	268.7	256.6

Total	752.5	740.4
Less accumulated depreciation and amortization	422.1	400.8

Total premises and equipment, net	$330.4	$339.6

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $39.2 million, $39.3 million and $35.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2012	2011
Leased equipment	$145.6	$107.6
Fair value of derivative financial instruments (notes 19 and 21)	78.1	62.6
Accrued interest receivable	71.2	80.3
Affordable housing investments (note 12)	52.1	39.7
Receivables arising from securities brokerage and insurance businesses	41.5	38.4
Assets held in trust for supplemental retirement plans (note 17)	41.0	40.4
Loans in process	38.9	51.6
Other prepaid expenses	20.2	22.9
Economic development investments	19.3	18.0
FDIC loss-share receivable (note 2)	17.2	19.4
REO:
Residential	17.2	10.9
Commercial	11.4	15.9
Repossessed assets	8.3	16.1
Current income tax receivable (note 12)	7.9	72.9
Prepaid FDIC assessment (1)	1.2	32.6
Net deferred tax asset (note 12)	—	20.3
Other	37.2	46.1

Total other assets	$608.3	$695.7

(1)	Represents the remaining balance of the estimated deposit insurance premiums for the three years ending December 31, 2012 assessed in December 2009 in accordance with FDIC regulations.

The components of other liabilities are as follows:

As of December 31 (in millions)	2012	2011
Fair value of derivative financial instruments (notes 19 and 21)	$73.8	$58.9
Accrued expenses payable	69.9	90.0
Accrued employee benefits	64.2	81.5
Funded status of defined benefit pension plans (note 17)	59.3	49.5
Payables arising from securities brokerage and insurance businesses	47.6	109.9
Liability for supplemental retirement plans (note 17)	44.0	39.6
Liability for unsettled security purchases	27.7	4.0
Net deferred tax liability (note 12)	18.7	—
Other postretirement benefits (note 17)	12.0	12.1
Accrued interest payable	5.6	7.9
Other	66.8	57.4

Total other liabilities	$489.6	$510.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – Deposits

The following is an analysis of People’s United Financial’s total deposits by product type:

	2012		2011
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$5,084.3	—%	$4,506.2	—%
Savings, interest-bearing checking and money market	11,959.8	0.23	10,970.4	0.37

Total	17,044.1	0.16	15,476.6	0.26

Time deposits maturing:
Within 3 months	973.0	0.69	1,397.2	0.99
After 3 but within 6 months	749.2	0.79	929.5	0.94
After 6 months but within 1 year	1,285.2	0.87	1,281.9	1.04
After 1 but within 2 years	703.5	1.29	757.3	1.66
After 2 but within 3 years	379.2	2.08	308.0	2.09
After 3 years	616.3	2.23	665.3	2.53

Total	4,706.4	1.16	5,339.2	1.35

Total deposits	$21,750.5	0.38%	$20,815.8	0.54%

People’s United Financial assumed deposits with fair values of $325 million and $2.1 billion in connection with the acquisitions completed in 2012 and 2011, respectively. Time deposits issued in amounts of $100,000 or more totaled $1.9 billion and $2.2 billion at December 31, 2012 and 2011, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $9.9 million and $3.5 million at December 31, 2012 and 2011, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2012	2011	2010
Savings, interest-bearing checking and money market	$38.7	$51.0	$47.4
Time	52.1	56.4	65.4

Total interest expense	$90.8	$107.4	$112.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10 – Borrowings

People’s United Financial’s borrowings are summarized as follows:

	2012		2011
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$50.0	0.31%	$—	—%
Within 1 year	855.4	0.33	—	—
After 1 but within 2 years	—	—	56.4	2.55
After 2 but within 3 years	0.9	4.37	—	—
After 3 but within 4 years	—	—	1.2	4.37
After 5 years	272.0	2.68	274.8	2.68

Total FHLB advances	1,178.3	0.88	332.4	2.67

Federal funds purchased maturing:
Within 1 month	619.0	0.18	—	—

Total federal funds purchased	619.0	0.18	—	—

Retail repurchase agreements maturing:
Within 1 month	588.2	0.22	496.2	0.32
Within 1 year	—	—	1.0	0.35

Total retail repurchase agreements	588.2	0.22	497.2	0.32

Other borrowings maturing:
Within 1 year	—	—	26.1	4.78
After 2 but within 3 years	1.0	1.75	—	—
After 3 but within 4 years	—	—	1.0	1.75

Total other borrowings	1.0	1.75	27.1	4.66

Total borrowings	$2,386.5	0.54%	$856.7	1.43%

In 2011, People’s United Financial repaid a total of $284 million of callable FHLB advances, including $155 million assumed in the Danvers acquisition and $129 million assumed in acquisitions completed in 2010. At December 31, 2012, People’s United Bank’s total borrowing limit from (i) the FHLB of Boston and FRB-NY for advances and (ii) repurchase agreements was $4.7 billion based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $0.9 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2012	2011	2010
FHLB advances	$5.1	$6.7	$1.1
Retail repurchase agreements	1.3	2.0	1.0
Federal funds purchased	0.5	—	—
Other borrowings	0.1	0.3	0.2

Total interest expense	$7.0	$9.0	$2.3

Information concerning People’s United Financial’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2012	2011	2010
FHLB advances:
Balance at year end	$1,178.3	$332.4	$508.3
Average outstanding during the year	419.5	456.1	52.3
Maximum outstanding at any month end	1,178.3	631.9	508.3
Average interest rate during the year	1.23%	1.48%	2.22%

Federal funds purchased:
Balance at year end	$619.0	$—	$—
Average outstanding during the year	195.3	8.6	1.5
Maximum outstanding at any month end	763.0	404.0	—
Average interest rate during the year	0.24%	0.13%	0.30%

Retail repurchase agreements:
Balance at year end	$588.2	$497.2	$473.2
Carrying amount of collateral securities at year end	599.9	505.7	471.6
Average outstanding during the year	494.7	486.6	209.2
Maximum outstanding at any month end	588.2	538.2	473.2
Average interest rate during the year	0.26%	0.41%	0.48%

Other borrowings:
Balance at year end	$1.0	$27.1	$29.1
Carrying amount of collateral securities at year end	1.1	29.1	31.5
Average outstanding during the year	16.4	28.0	7.5
Maximum outstanding at any month end	27.0	29.1	29.1
Average interest rate during the year	1.00%	0.94%	2.57%

NOTE 11 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2012	2011
People’s United Financial:
3.65% senior notes due 2022	$498.3	$—
5.80% fixed rate/floating rate subordinated notes due 2017	120.0	118.7
Floating rate subordinated debentures due 2038	20.4	19.7
People’s United Bank:
11% fixed rate subordinated notes due 2019	20.3	21.2

Total notes and debentures	$659.0	$159.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2012, People’s United Financial issued $500 million of 3.65% senior notes due 2022. The senior notes represent unsecured and unsubordinated obligations of People’s United Financial with interest payable semi-annually. The Company may redeem the senior notes at its option, in whole or in part, at any time prior to September 6, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) a “make-whole” amount, plus in either case accrued and unpaid interest to the redemption date. In addition, the Company may redeem the senior notes at its option, in whole or in part, at any time on or following September 6, 2022, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest to the redemption date. In connection with its planned issuance of the senior notes, People’s United Financial entered into U.S. Treasury forward interest rate locks to hedge the risk that U.S. Treasury yields would rise prior to establishing the fixed interest rate on the senior notes (see Note 21).

People’s United Financial assumed the 5.80% fixed rate/floating rate subordinated notes in connection with its acquisition of Chittenden Corporation (“Chittenden”). These subordinated notes, which were issued in 2007 and are due in February 2017, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. At December 31, 2012, the interest rate was 1.00%. Beginning on February 14, 2012, People’s United Financial has the option to redeem the notes, in whole or in part, on any interest payment date at a redemption price of 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest. In 2011, People’s United Financial entered into an interest rate swap to hedge the LIBOR-based floating rate payments on these subordinated notes, which began in February 2012 (see Note 21).

People’s United Financial assumed the floating rate subordinated debentures in connection with the Smithtown acquisition. The floating rate subordinated debentures, which were issued in 2008 and are due in June 2038, are redeemable at the Company’s option, in whole or in part, at par plus accrued interest on any interest payment date on or after June 1, 2013. Interest is payable quarterly and the coupon rate is tied to the three month LIBOR plus 3.75%. At December 31, 2012, the interest rate was 4.06%.

People’s United Bank assumed the 11% fixed rate subordinated notes due 2019 in connection with the Smithtown acquisition. These subordinated notes, which were issued in June and July 2009, are redeemable at the Company’s option, in whole or in part, on any interest payment date after July 1, 2014, with interest payable semi-annually. For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as supplementary (tier 2) capital for People’s United Bank’s total risk-based capital (see Note 14).

NOTE 12 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2012	2011	2010
Income tax expense applicable to pre-tax income	$117.4	$93.0	$39.5
Income tax (benefit) expense applicable to items reported in other comprehensive income (note 16)	(1.5)	1.2	(14.4)

Total	$115.9	$94.2	$25.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2012	2011	2010
Current tax expense:
Federal	$65.5	$29.4	$44.0
State	7.1	3.5	3.3

Total current tax expense	72.6	32.9	47.3
Deferred tax expense (benefit) (1)	44.8	60.1	(7.8)

Total income tax expense	$117.4	$93.0	$39.5

(1)	Includes the effect of increases (decreases) in the valuation allowance for state deferred tax assets of $1.4 million, $(1.4) million and $11.0 million in 2012, 2011 and 2010, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2012	2011	2010
Expected income tax expense	$126.9	$99.9	$42.7
State income tax, net of federal tax effect	7.4	5.8	4.2
Federal income tax credits	(8.5)	(6.6)	(4.6)
Tax-exempt interest	(8.3)	(5.8)	(3.2)
Tax-exempt income from BOLI	(1.9)	(2.2)	(2.3)
Other, net	1.8	1.9	2.7

Actual income tax expense	$117.4	$93.0	$39.5

Effective income tax rate	32.4%	32.6%	32.4%

People’s United Financial holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). At December 31, 2012, People’s United Financial had $52.1 million invested in these partnerships. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements.

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2012 and expire between 2020 and 2032.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2012	2011
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$73.9	$70.6
State tax net operating loss carryforwards, net of federal tax effect	70.3	70.2
Leasing activities	59.5	43.1
Pension and other postretirement benefits	46.2	46.7
Equity-based compensation	18.9	16.3
Other deductible temporary differences	24.7	25.1

Total deferred tax assets	293.5	272.0
Less valuation allowance for state deferred tax assets	(71.6)	(70.2)

Total deferred tax assets, net of the valuation allowance	221.9	201.8

Deferred tax liabilities:
Tax over book depreciation	(122.2)	(93.3)
Acquisition-related deferred tax liabilities	(46.8)	(18.3)
Unrealized gain on securities available for sale	(30.4)	(24.9)
Deferred cancellation-of-indebtedness income	(22.1)	(22.1)
Book over tax income recognized on consumer loans	(6.9)	(4.6)
Mark-to-market and original issue discounts for tax purposes	(6.4)	(6.2)
Other taxable temporary differences	(5.8)	(12.1)

Total deferred tax liabilities	(240.6)	(181.5)

Net deferred tax (liability) asset	$(18.7)	$20.3

Based on People’s United Financial’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United Financial will realize its total deferred tax assets, net of the valuation allowance.

People’s United Financial’s current income tax receivable at December 31, 2012 and 2011 totaled $7.9 million and $72.9 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United Financial’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2012	2011	2010
Balance at beginning of year	$3.0	$4.7	$3.6
Additions for tax positions taken in prior years	0.4	0.4	1.2
Unrecognized benefits recorded resulting from acquisitions	—	—	1.0
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statue of limitations	(0.5)	(2.1)	(1.1)

Balance at end of year	$2.9	$3.0	$4.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2012 would minimally affect People’s United Financial’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.5 million and $0.8 million at December 31, 2012 and 2011, respectively. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income.

People’s United Financial files a consolidated U.S. Federal income tax return and files income tax returns in various states. People’s United Financial has minimal foreign operations which, at the present time, are not subject to income taxes.

People’s United Financial is no longer subject to federal or state income tax examinations through 2007. People’s United Financial is currently under examination by the Internal Revenue Service and certain state taxing authorities. The amount of total unrecognized income tax benefits is not expected to change significantly within the next twelve months.

NOTE 13 – Stockholders’ Equity and Dividends

People’s United Financial is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2012, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 395.8 million shares were issued as of December 31, 2012.

Treasury stock includes (i) common stock repurchased in the open market by People’s United Financial in connection with its stock repurchase programs authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. During 2010, the Company repurchased 14.3 million shares of People’s United Financial common stock at a total cost of $191.2 million. During 2011, the Company completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011, by repurchasing 20.4 million shares of People’s United Financial common stock at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company completed the repurchase of the maximum number of shares of common stock authorized, by repurchasing 18.0 million shares of People’s United Financial common stock at a total cost of $217.4 million.

In November 2012, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company repurchased 0.2 million shares of People’s United Financial common stock under this authorization at a total cost of $2.6 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In conjunction with establishing the RRP in October 2007 (see Note 18), a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At December 31, 2012, 2.9 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At the time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2012, 8.4 million shares of People’s United Financial common stock, with a contra-equity balance of $173.5 million, have not been allocated or committed to be released.

Dividends declared and paid per common share totaled $0.6375, $0.6275 and $0.6175 for the years ended December 31, 2012, 2011 and 2010, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2012, 2011 and 2010 was 88.8%, 114.9% and 264.4%, respectively.

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

In 2012 and 2011, People’s United Bank paid a total of $315 million and $160 million, respectively, in cash dividends to People’s United Financial (none in 2010). At December 31, 2012, People’s United Bank’s retained net income, as defined by federal regulations, totaled $68.5 million.

NOTE 14 – Regulatory Capital Requirements

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

Notes to Consolidated Financial Statements

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

Management believes that, as of December 31, 2012 and 2011, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2012 and 2011 to the OCC requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2012 and 2011, People’s United Bank’s adjusted total assets, as defined, totaled $28.2 billion and $25.3 billion, respectively, and its total risk-weighted assets, as defined, totaled $22.7 billion and $21.4 billion, respectively.

				OCC Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Tangible capital	$2,769.4	(1)	9.8%	n/a	n/a	$423.4	1.5%
Leverage (core) capital	2,769.4	(1)	9.8	$1,411.3	5.0%	1,129.9	4.0
Risk-based capital:
Tier 1	2,769.4	(1)	12.2	1,365.0	6.0	910.0	4.0
Total	2,979.4	(2)	13.1	2,275.0	10.0	1,820.0	8.0

As of December 31, 2011
Tangible capital	$2,808.7	(1)	11.1%	n/a	n/a	$379.5	1.5%
Leverage (core) capital	2,808.7	(1)	11.1	$1,264.9	5.0%	1,011.9	4.0
Risk-based capital:
Tier 1	2,808.7	(1)	13.1	1,283.5	6.0	855.6	4.0
Total	2,988.7	(2)	14.0	2,139.1	10.0	1,711.3	8.0

(1)	Represents People’s United Bank’s total equity, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on derivatives accounted for as cash flow hedges; (iii) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15 – Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2012	2011	2010
Net income	$245.3	$192.4	$82.5
Dividends and undistributed earnings allocated to participating securities	(1.2)	(1.3)	(1.8)

Income attributable to common shareholders	$244.1	$191.1	$80.7

Average common shares outstanding for basic EPS	338.3	348.6	352.5
Effect of dilutive equity-based awards	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	338.4	348.7	352.6

Basic EPS	$0.72	$0.55	$0.23

Diluted EPS	$0.72	$0.55	$0.23

All unallocated ESOP shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 11.7 million, 11.0 million and 10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, have been excluded from the calculation of diluted EPS.

NOTE 16 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity on an after-tax basis. These items include: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for 2012, 2011 and 2010 is reported in the Consolidated Statements of Comprehensive Income.

The components of accumulated other comprehensive loss, which are included in People’s United Financial’s stockholders’ equity on an after-tax basis, are as follows:

As of December 31 (in millions)	2012	2011	2010
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$(148.2)	$(138.8)	$(101.0)
Net unrealized gain on securities available for sale	52.8	43.2	1.5
Net unrealized (loss) gain on derivatives accounted for as cash flow hedges	(1.5)	(0.2)	0.5

Total accumulated other comprehensive loss	$(96.9)	$(95.8)	$(99.0)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The deferred income taxes applicable to the components of accumulated other comprehensive loss are as follows:

As of December 31 (in millions)	2012	2011	2010
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$86.5	$80.3	$57.8
Net unrealized gain on securities available for sale	(30.4)	(24.9)	(0.8)
Net unrealized loss (gain) on derivatives accounted for as cash flow hedges	0.9	0.1	(0.3)

Total deferred income taxes	$57.0	$55.5	$56.7

The following is a summary of the components of People’s United Financial’s other comprehensive income (loss):

Year ended December 31, 2012 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(22.5)	$8.9	$(13.6)
Reclassification adjustment for net actuarial loss included in net income	7.6	(3.0)	4.6

Net actuarial loss	(14.9)	5.9	(9.0)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.3	(0.1)	0.2

Net actuarial loss, prior service cost and transition obligation	(15.6)	6.2	(9.4)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	15.1	(5.5)	9.6

Net unrealized gains	15.1	(5.5)	9.6

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(3.1)	1.1	(2.0)
Reclassification adjustment for net realized losses included in net income	1.0	(0.3)	0.7

Net unrealized losses	(2.1)	0.8	(1.3)

Other comprehensive loss	$(2.6)	$1.5	$(1.1)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2011 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(70.4)	$26.4	$(44.0)
Reclassification adjustment for net actuarial loss included in net income	11.8	(4.4)	7.4

Net actuarial loss	(58.6)	22.0	(36.6)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(2.1)	0.7	(1.4)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(60.3)	22.5	(37.8)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	74.6	(27.3)	47.3
Reclassification adjustment for net realized gains included in net income	(8.8)	3.2	(5.6)

Net unrealized gains	65.8	(24.1)	41.7

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.4)	0.1	(0.3)
Reclassification adjustment for net realized gains included in net income	(0.7)	0.3	(0.4)

Net unrealized losses	(1.1)	0.4	(0.7)

Other comprehensive income	$4.4	$(1.2)	$3.2

Year ended December 31, 2010 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(30.0)	$11.6	$(18.4)
Reclassification adjustment for net actuarial loss included in net income	8.9	(3.4)	5.5

Net actuarial loss	(21.1)	8.2	(12.9)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.2)	0.5	(0.7)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service cost and transition obligation	(21.9)	8.5	(13.4)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	3.3	(1.3)	2.0
Reclassification adjustment for net realized losses included in net income	1.0	(0.4)	0.6

Net unrealized gains	4.3	(1.7)	2.6

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Reclassification adjustment for net realized gains included in net income	(21.0)	7.6	(13.4)

Other comprehensive loss	$(38.6)	$14.4	$(24.2)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – Employee Benefit Plans

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

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2013, no employer contributions are expected to be made for the qualified plan. Employer contributions for 2013 are expected to total $3.8 million for all of the unfunded supplemental pension plans and the other postretirement benefits plan, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the pension plans as of December 31, 2012 are: $16.6 million in 2013; $15.6 million in 2014; $16.5 million in 2015; $17.3 million in 2016; $21.0 million in 2017; and an aggregate of $111.1 million in 2018 through 2022. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2012 are: $1.0 million in 2013; $0.9 million in each of 2014 through 2017; and an aggregate of $3.9 million in 2018 through 2022.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets for the following plans of People’s United Financial: (i) the pension plans (combining the funded plan and the unfunded supplemental plans) and (ii) the other postretirement benefits plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Benefit obligations: (1)
Beginning of year	$388.8	$344.3	$12.1	$10.7
Service cost	—	8.4	0.2	0.1
Interest cost	17.6	18.5	0.5	0.6
Actuarial loss	28.9	51.0	0.2	0.8
Transfers in from acquired pension plans	10.9	3.3	—	1.0
Benefits paid	(12.9)	(12.5)	(1.0)	(1.1)
Curtailments	—	(20.9)	—	—
Settlements	(2.1)	(3.3)	—	—

End of year	431.2	388.8	12.0	12.1

Fair value of plan assets:
Beginning of year	303.0	318.1	—	—
Actual return (loss) on assets	35.6	(4.7)	—	—
Employer contributions	4.3	5.4	1.0	1.1
Transfers in from acquired pension plans	7.0	—	—	—
Benefits paid	(12.9)	(12.5)	(1.0)	(1.1)
Settlements	(2.1)	(3.3)	—	—

End of year	334.9	303.0	—	—

Funded status at end of year	$(96.3)	$(85.8)	$(12.0)	$(12.1)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$—	$—	$—	$—
Other liabilities	(96.3)	(85.8)	(12.0)	(12.1)

Funded status at end of year	$(96.3)	$(85.8)	$(12.0)	$(12.1)

(1)	Represents projected benefit obligations for pension plans and accumulated benefit obligations for postretirement plans.

Plan assets for the funded plan of $334.9 million as of December 31, 2012 were exceeded by both the related accumulated benefit obligation of $387.2 million and the projected benefit obligation of $387.2 million at that date. Although the nonqualified supplemental plans hold no assets, People’s United Financial has funded trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $41.0 million as of December 31, 2012 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by both the related accumulated benefit obligation of $44.0 million and the projected benefit obligation of $44.0 million at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the funded and unfunded pension plans at the respective measurement dates:

	Pension Benefits
As of December 31 (in millions)	2012	2011
Accumulated benefit obligations:
Funded plan	$387.2	$349.2
Unfunded plans	44.0	39.6

Total	$431.2	$388.8

Projected benefit obligations:
Funded plan	$387.2	$349.2
Unfunded plans	44.0	39.6

Total	$431.2	$388.8

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2012	2011	2010	2012	2011	2010
Net periodic benefit (income) expense:
Service cost	$—	$8.4	$9.5	$0.2	$0.1	$0.2
Interest cost	17.6	18.5	16.6	0.5	0.6	0.6
Expected return on plan assets	(26.3)	(26.6)	(25.1)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.3	0.4	0.4
Recognized net actuarial loss	4.5	9.3	6.7	—	—	—
Recognized prior service credit	—	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)
Settlements	1.0	0.9	0.8	—	—	—
Special termination benefits (1)	—	—	2.1	—	—	—
Curtailments (2)	—	(0.9)	—	—	—	—

Net periodic benefit (income) expense	(3.2)	9.4	10.4	0.8	0.9	1.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	14.0	51.3	16.6	0.2	0.7	0.3
Transition obligation	—	—	—	(0.3)	(0.3)	(0.4)
Prior service credit	—	1.1	0.2	0.2	0.2	0.2
Transfer in from acquired pension plans	—	—	4.8	—	—	—

Total pre-tax changes recognized in other comprehensive income or loss	14.0	52.4	21.6	0.1	0.6	0.1

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$10.8	$61.8	$32.0	$0.9	$1.5	$1.1

(1)	Amount in 2010 is included in other non-interest expense in the Consolidated Statements of Income.
(2)	Reflects the recognition of prior service credit associated with the decision in July 2011 to “freeze,” effective December 31, 2011, the accrual of pension benefits for Plan participants.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2012	2011	2012	2011
Net actuarial loss	$216.0	$202.0	$1.7	$1.5
Transition obligation	—	—	—	0.3
Prior service credit	—	—	(0.6)	(0.8)

Total accumulated other comprehensive loss	$216.0	$202.0	$1.1	$1.0

In 2013, approximately $6.0 million in net actuarial losses is expected to be recognized as a component of net periodic benefit cost for the funded and unfunded pension plans and approximately $(0.2) million in prior service credit is expected to be recognized as a component of net periodic benefit cost for the other postretirement benefits plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.25%	4.60%	5.50%	4.25%	4.60%	5.50%
Rate of compensation increase	n/a	n/a	2.40	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.60%	5.50%	6.00%	4.60%	5.50%	6.00%
Expected return on plan assets	8.00	8.00	8.25	n/a	n/a	n/a
Rate of compensation increase	n/a	2.40	3.40	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	7.50%	7.70%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

n/a – not applicable

(1)	Changes in the net periodic benefit cost and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

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

The following table summarizes the percentages of fair value for each major category of plan assets as of the respective measurement dates:

	Plan Assets
At December 31	2012	2011
Equity securities	73%	64%
Cash and fixed income securities	27	36

Total	100%	100%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present People’s United Financial’s Plan assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9.1	$—	$—	$9.1
Equity securities:
Corporate	192.1	—	—	192.1
Mutual funds	—	53.7	—	53.7
Fixed income securities:
Corporate	—	50.3	—	50.3
U.S. Treasury and agency	1.5	10.4	—	11.9
Mutual funds	—	16.8	—	16.8
U.S. agency residential mortgage-backed securities	—	0.3	—	0.3
Other	—	0.7	—	0.7

Total	$202.7	$132.2	$—	$334.9

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16.0	$—	$—	$16.0
Equity securities:
Corporate	111.9	—	—	111.9
Mutual funds	—	82.7	—	82.7
Fixed income securities:
Corporate	—	52.7	—	52.7
U.S. Treasury and agency	6.6	20.6	—	27.2
Mutual funds	—	11.3	—	11.3
U.S. agency residential mortgage-backed securities	—	0.5	—	0.5
Other	—	0.7	—	0.7

Total	$134.5	$168.5	$—	$303.0

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

At December 31, 2012, the fair value of plan assets totaled $40.5 million (invested in cash equivalents and fixed income securities) and the projected benefit obligation totaled $47.5 million, resulting in an unfunded status of $7.0 million, which has been recognized as a liability in the Consolidated Statements of Condition. The liability recognized for the plan’s unfunded status was $3.3 million at December 31, 2011. A discount rate of 4.0% was used in determining the projected benefit obligation at December 31, 2012. Pre-tax net actuarial losses totaling $21.8 million ($13.8 million net of tax) and pre-tax prior service credits totaling $4.4 million ($2.8 million net of tax) were included in accumulated other comprehensive loss at December 31, 2012.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Net periodic benefit expense (income) for this plan totaled $1.2 million, $0.8 million and $(1.1) million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in net periodic benefit expense (income) in each year were partial settlement charges totaling $1.0 million, $1.1 million and $1.3 million, respectively, as a result of lump-sum benefit payments in each year in excess of the sum of the plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro rata portion of the aggregate gain or loss recorded in accumulated other comprehensive income (loss).

The weighted average assumptions used to determine 2012, 2011 and 2010 net periodic benefit expense (income) were (i) discount rates of 4.50%, 5.30% and 5.60%, respectively, and (ii) an expected long-term rate of return on plan assets of 4.25%, 4.25% and 6.50%, respectively. In 2013, approximately $1.2 million in net periodic benefit expense (primarily consisting of expected return on plan assets, interest cost, prior service credit and amortization of actuarial loss) is expected to be recognized.

In 2013, no employer contributions are expected to be made for this plan. Expected future net benefit payments for this plan as of December 31, 2012 are: $2.6 million in 2013; $2.9 million in 2014; $2.3 million in 2015; $2.8 million in 2016; $2.4 million in 2017; and an aggregate of $14.1 million in 2018 through 2022.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.6 million in 2012, $5.7 million in 2011 and $5.8 million in 2010. At December 31, 2012, the loan balance totaled $198.3 million.

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

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,090,715 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2012, a total of 8,362,860 shares of People’s United Financial common stock, with a fair value of $101.1 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.2 million, $4.4 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Savings Plans

People’s United Financial sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Under the current plan, effective January 1, 2009 employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United Financial’s contributions. A supplemental savings plan has also been established for certain senior officers. Expense recognized for these employee savings plans totaled $20.6 million, $16.9 million and $15.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 18 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) and the predecessor 1998 Long-Term Incentive Plan (the “1998 Incentive Plan”) (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) stock appreciation rights, restricted stock and performance units. A total of 10,000,000 shares of People’s United Financial common stock are reserved for issuance under the 2008 Incentive Plan. At December 31, 2012, a total of 4,367,517 reserved shares remain available for future awards.

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

Recognition and Retention Plan and Stock Option Plan

The People’s United Financial 2007 Recognition and Retention Plan and 2007 Stock Option Plan (together the “2007 Plans”) provide for awards to directors, officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) restricted stock. Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2012, a total of 2,949,173 shares and 7,517,819 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Stock Options Granted

People’s United Financial granted stock options totaling 1,409,151 in 2012, 1,201,202 in 2011 and 990,137 in 2010 under the Incentive Plans. The estimated weighted-average grant-date fair value of options granted in 2012, 2011 and 2010 was $2.18 per option, $2.58 per option and $3.31 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 5.1% in 2012, 4.7% in 2011 and 4.1% in 2010; expected volatility rate of 33% in 2012, 31% in 2011 and 33% in 2010; risk-free interest rate of 1.2% in 2012, 2.6% in 2011 and 2.5% in 2010; and expected option life of approximately 6 years in 2012 and 2011 and 5 years in 2010.

People’s United Financial granted stock options totaling 403,400 in 2011 and 98,541 in 2010 (none in 2012) to directors, key executive officers and employees under the 2007 Plans. The estimated weighted-average grant-date fair value of options granted under the 2007 Plans was $2.31 per option in 2011 and $3.43 per option in 2010, using the Black-Scholes option-pricing model with assumptions as follows: 5.1% in 2011 and 4.0% in 2010; expected volatility rate of 33% in both years; risk-free interest rate of 2.0% in 2011 and 2.7% in 2010; and expected option life of approximately 5 years in 2011 and 6 years in 2010.

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

Expense relating to stock options granted is recognized on a straight-line basis generally over the applicable option vesting period and totaled $3.2 million, $8.2 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.3% per year over the vesting period, totaled $4.5 million at December 31, 2012, and is expected to be recognized over the remaining weighted-average vesting period of 2.4 years. The total intrinsic value of stock options exercised was $0.3 million during each of the years ended December 31, 2012, 2011 and 2010.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Stock Option Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2009	10,865,361	$17.04
Granted	1,088,678	15.38
Forfeited	(424,740)	17.16
Exercised	(48,985)	7.92

Options outstanding at December 31, 2010	11,480,314	16.91

Granted	1,604,602	13.12
Forfeited	(1,493,522)	17.51
Exercised	(78,269)	8.48

Options outstanding at December 31, 2011	11,513,125	16.37

Granted	1,409,151	12.62
Forfeited	(709,816)	16.84
Exercised	(55,654)	6.90

Options outstanding at December 31, 2012	12,156,806	$15.95	5.9	$0.7

Options exercisable at December 31, 2012	8,766,063	$16.89	4.9	$0.7

(1)	Reflects only those stock options with intrinsic value at December 31, 2012.

Additional information concerning options outstanding and options exercisable at December 31, 2012 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$ 4.78 - $ 9.63	241,545	1.1	$9.13	241,545	$9.13
11.52 - 15.80	5,016,302	7.2	13.80	1,804,672	14.68
16.07 - 17.76	2,798,708	5.3	16.97	2,630,018	16.99
18.10 - 21.63	4,100,251	4.9	18.27	4,089,828	18.27

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the 2008 Incentive Plan, the 1998 Incentive Plan and the 2007 Recognition and Retention Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2009	3,015,157	$17.45
Granted	701,740	15.39
Forfeited	(94,594)	16.89
Vested	(1,550,431)	17.45

Unvested restricted shares outstanding at December 31, 2010	2,071,872	16.77

Granted	769,858	13.18
Forfeited	(218,505)	17.00
Vested	(786,185)	17.17

Unvested restricted shares outstanding at December 31, 2011	1,837,040	15.06

Granted	640,254	12.57
Forfeited	(88,319)	13.89
Vested	(807,554)	16.31

Unvested restricted shares outstanding at December 31, 2012	1,581,421	$13.48

Straight-line amortization of unvested restricted stock awards resulted in expense of $11.1 million, $14.6 million and $17.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.3% per year over the vesting period, totaled $11.6 million at December 31, 2012, and is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2011 and 2010 was $10.1 million, $10.2 million and $22.4 million, respectively.

During 2012, 2011 and 2010, employees of People’s United Financial tendered 191,652 shares, 196,457 shares and 473,751 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. Rather, all shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock. The total cost of shares repurchased and retired during 2012, 2011 and 2010 was $2.3 million, $2.6 million and $7.0 million, respectively.

Directors’ Equity Compensation Plan

The People’s United Financial, Inc. Directors’ Equity Compensation Plan (“Directors’ Equity Plan”) provides for an annual award of shares of People’s United Financial common stock with a fair value of $95,000 to each non-employee director immediately following each annual meeting of shareholders. Shares of People’s United Financial common stock issued pursuant to the Directors’ Equity Plan prior to 2012 are not transferable until the third anniversary of the grant date or, if earlier, upon the director’s cessation of service. Beginning in 2012, shares of People’s United Financial common stock issued pursuant to the Directors’ Equity Plan are subject to a one-year vesting period, with no post-vesting transfer restrictions. A total of 892,500 shares of People’s United Financial common stock are reserved for issuance under the Directors’ Equity Plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2012, 2011 and 2010, directors were granted a total of 59,352 shares, 66,609 shares and 56,817 shares, respectively, of People’s United Financial common stock with grant date fair values of $12.68 per share, $13.30 per share and $14.54 per share, respectively, at those dates. Expense totaling $0.8 million, $0.9 million and $0.8 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively, for the Directors’ Equity Plan. At December 31, 2012, a total of 129,987 shares remain available for issuance.

NOTE 19 – Fair Value Measurements

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2012 and 2011, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.5	$—	$—	$6.5
Securities available for sale:
U.S. Treasury and agency	30.7	—	—	30.7
GSE residential mortgage-backed securities and CMOs	—	3,899.0	—	3,899.0
State and municipal	—	539.6	—	539.6
Corporate	—	59.9	—	59.9
Other	—	2.9	—	2.9
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	40.9	—	40.9
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	75.0	—	75.0
Forward commitments to sell residential mortgage loans	—	3.1	—	3.1

Total	$37.2	$4,621.0	$—	$4,658.2

Financial liabilities:
Interest rate swaps	$—	$70.2	$—	$70.2
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	3.5	—	3.5

Total	$—	$73.8	$—	$73.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$71.7	$—	$—	$71.7
Equity securities	—	0.1	—	0.1
Securities available for sale:
U.S. Treasury and agency	31.0	50.0	—	81.0
GSE residential mortgage-backed securities and CMOs	—	2,447.8	—	2,447.8
State and municipal	—	137.7	—	137.7
Corporate	—	56.5	—	56.5
Other	—	2.3	—	2.3
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	39.6	—	39.6
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	61.3	—	61.3
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	1.0	—	1.0

Total	$102.7	$2,797.2	$—	$2,899.9

Financial liabilities:
Interest rate swaps	$—	$57.5	$—	$57.5
Interest rate-lock commitments on residential mortgage loans	—	1.4	—	1.4

Total	$—	$58.9	$—	$58.9

As of December 31, 2012 and 2011, the fair value of risk participation agreements totaled less than $0.1 million (see Note 21).

There were no transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2012 and 2011.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$77.0	$—	$77.0
Impaired loans (2)	—	—	114.3	114.3
REO and repossessed assets (3)	—	—	36.9	36.9

Total	$—	$77.0	$151.2	$228.2

	Fair Value Measurements Using
As of December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$101.9	$—	$101.9
Impaired loans (2)	—	—	128.5	128.5
REO and repossessed assets (3)	—	—	42.9	42.9

Total	$—	$101.9	$171.4	$273.3

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2012 and 2011.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $48.8 million, $45.9 million and $19.6 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at December 31, 2012. The provision for loan losses on collateral-dependent impaired loans totaled $16.9 million and $15.0 million for the years ended December 31, 2012 and 2011, respectively.
(3)	Represents: (i) $17.2 million of residential REO; (ii) $11.4 million of commercial REO; and (iii) $8.3 million of repossessed assets at December 31, 2012. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $2.9 million and $4.6 million for the years ended December 31, 2012 and 2011, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $2.9 million and $4.5 million for the same periods.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Assets and Financial Liabilities Not Measured At Fair Value

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

FHLB Stock

FHLB stock is a non-marketable equity security classified as Level 2 and reported at cost, which equals par value (the amount at which shares have been redeemed in the past). No significant observable market data is available for this security.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Borrowings and Notes and Debentures

The fair values of retail repurchase agreements and federal funds purchased are equal to the carrying amounts due to the short maturities (generally overnight). The fair values of FHLB advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities and are classified as Level 2. The fair values of notes and debentures were based on dealer quotes and are classified as Level 2.

Lending-Related Financial Instruments

The estimated fair values of People’s United Financial’s lending-related financial instruments approximate the respective carrying amounts. These include commitments to extend credit, unadvanced lines of credit and letters of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy (as of December 31, 2012) of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2012 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$470.0	$470.0	$—	$—	$470.0
Short-term investments	131.4	—	131.4	—	131.4
Securities held to maturity	56.2	—	59.7	1.2	60.9
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	21,434.3	—	3,925.6	17,972.7	21,898.3
Financial liabilities:
Time deposits	4,706.4	—	4,769.7	—	4,769.7
Other deposits	17,044.1	—	17,044.1	—	17,044.1
FHLB advances	1,178.3	—	1,194.5	—	1,194.5
Federal funds purchased	619.0	—	619.0	—	619.0
Retail repurchase agreements	588.2	—	588.2	—	588.2
Other borrowings	1.0	—	1.0	—	1.0
Notes and debentures	659.0	—	666.9	—	666.9

(1)	Excludes impaired loans totaling $114.3 million measured at fair value on a non-recurring basis.

	Carrying	Estimated
As of December 31, 2011 (in millions)	Amount	Fair Value
Financial assets:
Cash and due from banks	$370.2	$370.2
Short-term investments	410.7	410.7
Securities held to maturity	56.4	62.5
FHLB stock	77.7	77.7
Total loans, net (1)	20,073.4	20,562.6
Financial liabilities:
Time deposits	5,339.2	5,401.8
Other deposits	15,476.6	15,476.6
Retail repurchase agreements	497.2	497.2
FHLB advances	332.4	344.4
Other borrowings	27.1	26.5
Notes and debentures	159.6	164.0

(1)	Excludes impaired loans totaling $128.5 million measured at fair value on a non-recurring basis.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 20 – Legal Proceedings and Lease Commitments

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

Lease Commitments

At December 31, 2012, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2012 were: $55.2 million in 2013; $52.7 million in 2014; $51.0 million in 2015; $48.0 million in 2016; $42.9 million in 2017; and an aggregate of $215.8 million in 2018 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $49.5 million, $43.5 million and $31.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 21 – Financial Instruments

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

A summary of the contractual or notional amounts of People’s United Financial’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2012	2011
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial	$2,861.5	$2,420.7
Consumer	2,114.0	2,068.2
Commercial real estate	685.0	448.5
Residential mortgage	318.3	260.0
Letters of credit:
Stand-by	155.3	182.9
Commercial	2.8	1.2
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	125.0	129.1
For commercial customers:
Customer	1,274.6	878.2
Counterparty	1,274.6	878.2
Foreign exchange contracts	6.3	8.1
Risk participation agreements	5.3	10.0
Forward commitments to sell residential mortgage loans	185.8	118.4
Interest rate-lock commitments on residential mortgage loans	216.4	148.1

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

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

The fair value of People’s United Financial’s obligations relating to its unfunded loan commitments and letters of credit at December 31, 2012 and 2011 was $3.0 million and $1.1 million, respectively, and has been included in other liabilities in the Consolidated Statements of Condition.

Derivative Financial Instruments and Hedging Activities

People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s offsetting policy noted earlier (see Note 1), amounts reported as derivative assets represent derivative contracts in a gain position, net of derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2012 was $7.3 million, for which People’s United Financial had posted collateral of $6.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.0 million in additional collateral would have been required.

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

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United Financial entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of accumulated other comprehensive loss. The gain will be recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Risk Participation Agreements

People’s United Financial has entered into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances in which People’s United Financial has assumed credit risk, it is not a party to the derivative contract and has entered into the risk participation agreement because it is also a party to the related loan agreement with the borrower. In those instances in which People’s United Financial has sold credit risk, it is the sole party to the derivative contract and has entered into the risk participation agreement because it sold a portion of the related loan. People’s United Financial manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process. The notional amounts of the risk participation agreements reflect People’s United Financial’s pro-rata share of the derivative contracts, consistent with its share of the related loans.

Customer Derivatives

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with People’s United Financial’s counterparties (pay fixed/receive floating swaps). Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2012	2011	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$1,274.6	$878.2	$73.8	$61.3	$0.6	$—
Other counterparties	N/A	1,274.6	878.2	1.2	—	66.2	57.1
Foreign exchange contracts	N/A	6.3	8.1	—	0.3	0.1	—
Risk participation agreements	N/A	5.3	10.0	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	185.8	118.4	3.1	1.0	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	216.4	148.1	—	—	3.5	1.4

Total				78.1	62.6	70.4	58.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Loans	Fair value	—	4.1	—	—	—	—
Subordinated notes	Cash flow	125.0	125.0	—	—	3.4	0.4

Total				—	—	3.4	0.4

Total derivatives				$78.1	$62.6	$73.8	$58.9

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and accumulated other comprehensive loss (“AOCL”):

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2012	2011	2010	2012	2011	2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$36.1	$64.6	$23.9	$—	$—	$—
Other counterparties	N/A	(32.8)	(62.6)	(22.3)	—	—	—
Foreign exchange contracts	N/A	(0.3)	0.4	—	—	—	—
Risk participation agreements (2)	N/A	—	—	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	2.1	0.4	—	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(2.1)	(0.9)	—	—	—	—

Total		3.0	1.9	1.6	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.0)	—	—	(3.0)	(0.4)	—
Interest rate floors (3)	Cash flow	—	0.7	21.0	—	—	—
Interest rate locks (2)	Cash flow	—	—	—	0.9	—	—
Interest rate swaps	Fair value	—	(0.2)	(0.3)	—	—	—

Total		(1.0)	0.5	20.7	(2.1)	(0.4)	—

Total derivatives		$2.0	$2.4	$22.3	$(2.1)	$(0.4)	$—

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Pre-tax gain (loss) recognized in earnings less than $0.1 million.
(3)	Reflects income relating to interest rate floors terminated during 2009.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 22 – Segment Information

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

People’s United Financial’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail and Business Banking; and Wealth Management. In addition, the Treasury area manages People’s United Financial’s securities portfolio, short-term investments, wholesale borrowings and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking; and Retail and Business Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the Company’s insurance business and certain trust activities being allocated to the Commercial Banking segment, while the Company’s brokerage business and certain other trust activities are allocated to the Retail and Business Banking segment. Segment results for 2011 and 2010, which previously included Wealth Management as a separate reportable segment, have been revised to reflect the aforementioned two reportable segment approach.

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

People’s United Financial’s segment disclosure is based on an internal profitability reporting system, which generates information by operating segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United Financial as a whole.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. Under this process, the funding center buys funds from liability-generating business lines, such as consumer deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United Financial’s Treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group. This process results in a difference between total net interest income for the operating segments and the amounts reported in the Consolidated Statements of Income; this difference is reflected in the funding center as part of Treasury.

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

People’s United Financial allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Total average assets are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: merger-related expenses, core system conversion costs and one-time charges totaling $12.7 million, $56.8 million and $58.9 million for the years ended December 31, 2012, 2011 and 2010, respectively (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United Financial’s reportable segments:

Year ended December 31, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$469.7	$507.6	$977.3	$(71.7)	$23.1	$928.7
Provision for loan losses	43.1	14.0	57.1	—	(7.9)	49.2
Total non-interest income	120.7	179.4	300.1	10.6	3.1	313.8
Total non-interest expense	236.9	551.6	788.5	(6.9)	49.0	830.6

Income (loss) before income tax expense (benefit)	310.4	121.4	431.8	(54.2)	(14.9)	362.7
Income tax expense (benefit)	100.4	39.4	139.8	(17.5)	(4.9)	117.4

Net income (loss)	$210.0	$82.0	$292.0	$(36.7)	$(10.0)	$245.3

Total average assets	$15,069.1	$8,297.1	$23,366.2	$4,127.3	$619.4	$28,112.9

Year ended December 31, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$442.4	$469.7	$912.1	$(21.1)	$22.4	$913.4
Provision for loan losses	38.3	10.9	49.2	—	14.5	63.7
Total non-interest income	113.2	184.4	297.6	14.0	(4.0)	307.6
Total non-interest expense	245.5	558.1	803.6	(1.3)	69.6	871.9

Income (loss) before income tax expense (benefit)	271.8	85.1	356.9	(5.8)	(65.7)	285.4
Income tax expense (benefit)	89.7	27.8	117.5	(1.6)	(22.9)	93.0

Net income (loss)	$182.1	$57.3	$239.4	$(4.2)	$(42.8)	$192.4

Total average assets	$13,713.4	$7,245.3	$20,958.7	$3,870.3	$1,199.2	$26,028.2

Year ended December 31, 2010 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$301.4	$384.3	$685.7	$(53.4)	$61.7	$694.0
Provision for loan losses	26.3	7.0	33.3	—	26.7	60.0
Total non-interest income	91.1	175.0	266.1	15.4	(11.5)	270.0
Total non-interest expense	229.4	474.8	704.2	11.3	66.5	782.0

Income (loss) before income tax expense (benefit)	136.8	77.5	214.3	(49.3)	(43.0)	122.0
Income tax expense (benefit)	44.5	25.3	69.8	(16.0)	(14.3)	39.5

Net income (loss)	$92.3	$52.2	$144.5	$(33.3)	$(28.7)	$82.5

Total average assets	$11,134.8	$5,954.0	$17,088.8	$3,924.7	$1,002.7	$22,016.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 23 – Parent Company Financial Information

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2012	2011
Assets:
Cash at bank subsidiary	$4.1	$5.2
Short-term investments	3.3	—

Total cash and cash equivalents	7.4	5.2

Securities available for sale, at fair value	3.1	52.5
Loan to bank subsidiary	838.0	430.0
Investments in subsidiaries:
Bank subsidiary	4,626.4	4,675.2
Non-bank subsidiaries	2.3	2.4
Goodwill	197.1	197.1
Other assets	19.3	27.5

Total assets	$5,693.6	$5,389.9

Liabilities and Stockholders’ Equity:
Notes and debentures (1)	$638.7	$138.4
Other liabilities	16.1	36.1
Stockholders’ equity	5,038.8	5,215.4

Total liabilities and stockholders’ equity	$5,693.6	$5,389.9

(1)	In 2012, People’s United Financial issued $500 million of senior notes (see Note 11).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2012	2011	2010
Revenues:
Interest income:
Loan to bank subsidiary	$0.9	$1.0	$1.8
Securities	0.4	6.5	7.2
Securities purchased under agreements to resell	—	0.1	0.9

Total interest income	1.3	7.6	9.9
Dividend from bank subsidiary	315.0	160.0	—
Security gain (1)	—	6.1	—
Other non-interest income	0.2	0.3	0.1

Total revenues	316.5	174.0	10.0

Expenses:
Interest on notes and debentures	7.2	10.8	8.7
Non-interest expense	10.7	8.9	20.7

Total expenses	17.9	19.7	29.4

Income (loss) before income tax benefit and subsidiary (distributions in excess of income) undistributed income	298.6	154.3	(19.4)
Income tax benefit	(5.0)	(4.1)	(6.8)

Income (loss) before subsidiary (distributions in excess of income) undistributed income	303.6	158.4	(12.6)
Subsidiary (distributions in excess of income) undistributed income	(58.3)	34.0	95.1

Net income	$245.3	$192.4	$82.5

(1)	In 2011, People’s United Financial transferred a corporate debt security to People’s United Bank. Such transfer was recorded at fair value and resulted in People’s United Financial recording a $6.1 million security gain, which has been eliminated in consolidation.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2012	2011	2010
Net income	$245.3	$192.4	$82.5

Other comprehensive income (loss), net of tax:
Net unrealized gains and losses on securities available for sale	0.6	(0.6)	0.1
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(1.3)	(0.2)	—
Other comprehensive income (loss) of bank subsidiary	(0.4)	4.0	(24.3)

Total other comprehensive income (loss), net of tax	(1.1)	3.2	(24.2)

Total comprehensive income	$244.2	$195.6	$58.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$245.3	$192.4	$82.5
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary distributions in excess of income (undistributed income)	58.3	(34.0)	(95.1)
Security gain	—	(6.1)	—
Net change in other assets and other liabilities	2.2	21.5	39.5

Net cash provided by operating activities	305.8	173.8	26.9

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	—	520.0	(120.0)
Proceeds from principal repayments of securities available for sale	50.0	608.9	703.0
Proceeds from the transfer of security held to maturity	—	61.1	—
Purchases of securities available for sale	—	(225.3)	(1,135.9)
(Increase) decrease in loan to bank subsidiary	(408.0)	(430.0)	1,374.0
Net cash paid in acquisitions	—	(214.5)	(418.2)

Net cash (used in) provided by investing activities	(358.0)	320.2	402.9

Cash Flows from Financing Activities:
Net proceeds from issuance of senior notes	494.3	—	—
Repayments of notes and debentures	—	(37.7)	—
Cash dividends paid on common stock	(217.9)	(220.9)	(218.1)
Common stock repurchases	(222.3)	(249.8)	(198.2)
Proceeds from stock options exercised, including excess income tax benefits	0.3	1.4	0.5

Net cash provided by (used in) financing activities	54.4	(507.0)	(415.8)

Net increase (decrease) in cash and cash equivalents	2.2	(13.0)	14.0
Cash and cash equivalents at beginning of year	5.2	18.2	4.2

Cash and cash equivalents at end of year	$7.4	$5.2	$18.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2012 and 2011:

	2012				2011 (1)
(in millions, except per share data)	First (1)	Second (1)	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$260.2	$262.4	$260.3	$252.0	$250.1	$250.1	$271.7	$270.0
Interest expense	27.0	26.8	25.5	26.9	32.5	31.6	34.0	30.4

Net interest income	233.2	235.6	234.8	225.1	217.6	218.5	237.7	239.6
Provision for loan losses	11.5	10.6	15.1	12.0	14.6	14.0	14.4	20.7

Net interest income after provision for loan losses	221.7	225.0	219.7	213.1	203.0	204.5	223.3	218.9
Non-interest income	72.4	75.7	81.4	84.3	74.6	76.6	84.7	71.7
Non-interest expense	208.6	205.7	208.9	207.4	202.8	207.0	231.9	230.2

Income before income tax expense	85.5	95.0	92.2	90.0	74.8	74.1	76.1	60.4
Income tax expense	28.2	30.4	30.0	28.8	24.8	24.6	24.6	19.0

Net income	$57.3	$64.6	$62.2	$61.2	$50.0	$49.5	$51.5	$41.4

Basic EPS	$0.17	$0.19	$0.18	$0.18	$0.15	$0.14	$0.14	$0.12
Diluted EPS	0.17	0.19	0.18	0.18	0.15	0.14	0.14	0.12

Average common shares outstanding:
Basic	344.90	340.62	336.43	331.34	345.91	343.78	358.22	346.62
Diluted	344.97	340.67	336.48	331.39	346.01	343.88	358.28	346.68

Common stock price:
High	$13.79	$13.50	$12.55	$12.50	$14.49	$13.81	$13.96	$13.07
Low	12.20	11.25	11.20	11.36	12.17	12.55	10.50	10.91

Dividends paid	54.9	55.1	54.3	53.6	54.2	54.5	57.4	54.8

Dividends per share	0.1575	0.1600	0.1600	0.1600	0.1550	0.1575	0.1575	0.1575

Dividend payout ratio	95.9%	85.4%	87.3%	87.4%	108.4%	110.1%	111.5%	132.6%

(1)	See Note 1 for a discussion of an immaterial revision to previously-reported operating results for these periods. Revised amounts are presented in the table.

INDEX TO EXHIBITS

Designation	Description
3.2	Sixth Amended and Restated Bylaws of People’s United Financial, Inc.

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012)

10.7*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan

10.8*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (amended and restated as of November 30, 2012)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.‘s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.