Form 10-Q
period 2013-03-31
People's United Financial, Inc.
filed 2013-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 330,734,186 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$320.5	$470.0
Short-term investments (note 2)	127.2	131.4

Total cash and cash equivalents	447.7	601.4

Securities (note 2):
Trading account securities, at fair value	6.4	6.5
Securities available for sale, at fair value	4,570.4	4,532.3
Securities held to maturity, at amortized cost (fair value of $60.6 million and $60.9 million)	56.1	56.2
Federal Home Loan Bank stock, at cost	83.0	73.7

Total securities	4,715.9	4,668.7

Loans held for sale	50.7	77.0

Loans (note 3):
Commercial	8,469.5	8,400.0
Commercial real estate	7,599.2	7,294.2
Residential mortgage	3,958.8	3,886.1
Consumer	2,133.4	2,156.3

Total loans	22,160.9	21,736.6
Less allowance for loan losses	(187.3)	(188.0)

Total loans, net	21,973.6	21,548.6

Goodwill (note 6)	1,954.5	1,954.5
Other acquisition-related intangible assets (note 6)	192.5	199.0
Premises and equipment	327.0	330.4
Bank-owned life insurance	336.3	336.5
Other assets (notes 3 and 11)	600.0	608.3

Total assets	$30,598.2	$30,324.4

Liabilities
Deposits:
Non-interest-bearing	$4,994.3	$5,084.3
Savings, interest-bearing checking and money market	12,210.8	11,959.8
Time	4,586.5	4,706.4

Total deposits	21,791.6	21,750.5

Borrowings:
Federal Home Loan Bank advances	1,407.4	1,178.3
Federal funds purchased	934.0	619.0
Retail repurchase agreements	506.9	588.2
Other borrowings	1.0	1.0

Total borrowings	2,849.3	2,386.5

Notes and debentures	659.3	659.0
Other liabilities (note 11)	411.9	489.6

Total liabilities	25,712.1	25,285.6

Commitments and contingencies (note 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 396.2 million shares and 395.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,265.2	5,261.3
Retained earnings	753.6	756.2
Treasury stock, at cost (67.3 million shares and 56.2 million shares) (note 4)	(856.4)	(712.2)
Accumulated other comprehensive loss (note 4)	(108.5)	(96.9)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.3 million shares and 8.4 million shares) (note 7)	(171.7)	(173.5)

Total stockholders’ equity	4,886.1	5,038.8

Total liabilities and stockholders’ equity	$30,598.2	$30,324.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Interest and dividend income:
Commercial	$86.7	$92.8
Commercial real estate	85.5	91.7
Residential mortgage	34.5	36.2
Consumer	18.8	20.7

Total interest on loans (note 12)	225.5	241.4
Securities	22.7	18.0
Loans held for sale	0.4	0.5
Short-term investments	0.1	0.3

Total interest and dividend income (note 12)	248.7	260.2

Interest expense:
Deposits	20.8	23.1
Borrowings	2.3	1.7
Notes and debentures	6.3	2.2

Total interest expense	29.4	27.0

Net interest income (note 12)	219.3	233.2
Provision for loan losses (note 3)	12.4	11.5

Net interest income after provision for loan losses (note 12)	206.9	221.7

Non-interest income:
Bank service charges	30.1	30.3
Investment management fees	9.0	8.6
Insurance revenue	8.3	8.4
Brokerage commissions	3.3	3.1
Operating lease income	8.3	6.7
Net gains on sales of residential mortgage loans	5.7	3.6
Other non-interest income	18.2	11.7

Total non-interest income	82.9	72.4

Non-interest expense:
Compensation and benefits	108.2	110.3
Occupancy and equipment	37.9	33.4
Professional and outside service fees	13.9	15.3
Operating lease expense	7.5	5.6
Amortization of other acquisition-related intangible assets (note 6)	6.5	6.6
Other non-interest expense	38.0	37.4

Total non-interest expense	212.0	208.6

Income before income tax expense (note 12)	77.8	85.5
Income tax expense (note 12)	25.3	28.2

Net income (note 12)	$52.5	$57.3

Earnings per common share (notes 5 and 12):
Basic	$0.16	$0.17
Diluted	0.16	0.17

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Net income	$52.5	$57.3

Other comprehensive income (loss), net of tax:
Net actuarial loss, prior service cost and transition obligation related to pension and other postretirement benefit plans	1.3	1.7
Net unrealized gains and losses on securities available for sale	(13.1)	1.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.2	(0.5)

Total other comprehensive (loss) income, net of tax (note 4)	(11.6)	2.7

Total comprehensive income	$40.9	$60.0

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2013 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2012	$3.9	$5,261.3	$756.2	$(712.2)	$(96.9)	$(173.5)	$5,038.8
Net income	—	—	52.5	—	—	—	52.5
Other comprehensive loss, net of tax	—	—	—	—	(11.6)	—	(11.6)
Cash dividends on common stock ($0.16 per share)	—	—	(52.8)	—	—	—	(52.8)
Restricted stock awards	—	2.6	—	—	—	—	2.6
ESOP common stock committed to be released (note 7)	—	—	(0.7)	—	—	1.8	1.1
Common stock repurchased (note 4)	—	—	—	(144.2)	—	—	(144.2)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)
Stock options and related tax benefits	—	1.3	—	—	—	—	1.3

Balance at March 31, 2013	$3.9	$5,265.2	$753.6	$(856.4)	$(108.5)	$(171.7)	$4,886.1

Three months ended March 31, 2012 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Total Stockholders’ Equity
Balance at December 31, 2011	$3.9	$5,247.0	$734.5	$(493.5)	$(95.8)	$(180.7)	$5,215.4
Net income	—	—	57.3	—	—	—	57.3
Other comprehensive income, net of tax	—	—	—	—	2.7	—	2.7
Cash dividends on common stock ($0.1575 per share)	—	—	(54.9)	—	—	—	(54.9)
Restricted stock awards	—	3.2	(0.2)	0.8	—	—	3.8
ESOP common stock committed to be released (note 7)	—	—	(0.7)	—	—	1.8	1.1
Common stock repurchased (note 4)	—	—	—	(56.4)	—	—	(56.4)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.4)	—	—	—	(1.4)
Stock options and related tax benefits	—	2.1	—	—	—	—	2.1

Balance at March 31, 2012 (note 12)	$3.9	$5,252.3	$734.6	$(549.1)	$(93.1)	$(178.9)	$5,169.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Cash Flows from Operating Activities:
Net income	$52.5	$57.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12.4	11.5
Depreciation and amortization of premises and equipment	10.1	9.3
Expense related to operating leases	7.5	5.6
Amortization of other acquisition-related intangible assets	6.5	6.6
Net gains on sales of residential mortgage loans	(5.7)	(3.6)
ESOP common stock committed to be released	1.1	1.1
Expense related to share-based awards	3.9	5.6
Originations of loans held-for-sale	(223.4)	(195.7)
Proceeds from sales of loans held-for-sale	255.4	244.5
Net decrease in trading account securities	0.1	49.2
Net changes in other assets and liabilities	(45.8)	(26.0)

Net cash provided by operating activities	74.6	165.4

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	278.4	220.0
Proceeds from principal repayments of securities held to maturity	0.1	—
Proceeds from redemption of FHLB stock	0.9	4.0
Purchases of securities available for sale	(358.2)	(235.9)
Purchases of FHLB stock	(10.2)	—
Proceeds from sales of loans	—	7.4
Loan disbursements, net of principal collections	(435.6)	(120.6)
Purchases of premises and equipment	(6.7)	(0.1)
Purchases of leased equipment	(9.3)	(14.9)
Proceeds from sales of real estate owned	5.1	7.5
Return of premiums on bank-owned life insurance, net	0.9	0.1

Net cash used in investing activities	(534.6)	(132.5)

Cash Flows from Financing Activities:
Net increase in deposits	41.1	451.7
Net increase (decrease) in borrowings with terms of three months or less	463.8	(44.4)
Repayments of borrowings with terms of more than three months	(0.1)	(0.1)
Cash dividends paid on common stock	(52.8)	(54.9)
Common stock repurchases	(145.8)	(57.8)
Proceeds from stock options exercised, including excess income tax benefits	0.1	0.2

Net cash provided by financing activities	306.3	294.7

Net (decrease) increase in cash and cash equivalents	(153.7)	327.6
Cash and cash equivalents at beginning of period	601.4	780.9

Cash and cash equivalents at end of period	$447.7	$1,108.5

Supplemental Information:
Interest payments	$26.2	$31.2
Income tax payments	5.1	2.2
Real estate properties acquired by foreclosure	3.1	4.5

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

As discussed in Note 12, previously reported results for the three months ended March 31, 2012 have been revised to reflect a reduction in interest income on certain acquired loans.

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by this Quarterly Report for the period ended March 31, 2013, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the fair value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of March 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$23.3	$0.6	$—	$23.9
GSE (1) residential mortgage-backed securities and CMOs (2)	3,844.2	59.9	(3.7)	3,900.4
State and municipal	579.5	11.2	(8.3)	582.4
Corporate	58.0	2.3	—	60.3
Other	2.6	0.6	—	3.2

Total debt securities	4,507.6	74.6	(12.0)	4,570.2
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,507.8	$74.6	$(12.0)	$4,570.4

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.5	$—	$59.5
Other	1.1	—	—	1.1

Total securities held to maturity	$56.1	$4.5	$—	$60.6

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.1	$0.6	$—	$30.7
GSE residential mortgage-backed securities and CMOs	3,830.9	69.1	(1.0)	3,899.0
State and municipal	527.4	15.0	(2.8)	539.6
Corporate	57.9	2.0	—	59.9
Other	2.6	0.3	—	2.9

Total debt securities	4,448.9	87.0	(3.8)	4,532.1
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,449.1	$87.0	$(3.8)	$4,532.3

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.7	$—	$59.7
Other	1.2	—	—	1.2

Total securities held to maturity	$56.2	$4.7	$—	$60.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2013 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$1,235.0	$(3.7)	$—	$—	$1,235.0	$(3.7)
State and municipal	324.0	(8.3)	0.1	—	324.1	(8.3)
U.S. Treasury and agency	7.0	—	—	—	7.0	—

Total	$1,566.0	$(12.0)	$0.1	$—	$1,566.1	$(12.0)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$571.6	$(1.0)	$—	$—	$571.6	$(1.0)
State and municipal	148.2	(2.8)	0.1	—	148.3	(2.8)
U.S. Treasury and agency	4.2	—	—	—	4.2	—

Total	$724.0	$(3.8)	$0.1	$—	$724.1	$(3.8)

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

Management believes that all gross unrealized losses within the securities portfolio at March 31, 2013 and December 31, 2012 are temporary impairments. Management does not intend to sell such securities. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2013, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$18.0	$18.1	$—	$—
After 5 but within 10 years	5.3	5.8	—	—

Total	23.3	23.9	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	681.4	684.8	—	—
After 10 years	3,162.8	3,215.6	—	—

Total	3,844.2	3,900.4	—	—

State and municipal:
Within 1 year	1.5	1.6	—	—
After 1 but within 5 years	15.0	15.7	—	—
After 5 but within 10 years	121.4	125.3	—	—
After 10 years	441.6	439.8	—	—

Total	579.5	582.4	—	—

Corporate:
After 1 but within 5 years	58.0	60.3	—	—
After 5 but within 10 years	—	—	55.0	59.5

Total	58.0	60.3	55.0	59.5

Other:
Within 1 year	—	—	0.1	0.1
After 1 but within 5 years	—	—	1.0	1.0
After 10 years	2.6	3.2	—	—

Total	2.6	3.2	1.1	1.1

Total:
Within 1 year	19.5	19.7	0.1	0.1
After 1 but within 5 years	73.0	76.0	1.0	1.0
After 5 but within 10 years	808.1	815.9	55.0	59.5
After 10 years	3,607.0	3,658.6	—	—

Total	$4,507.6	$4,570.2	$56.1	$60.6

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $70.1 million at March 31, 2013 and $59.9 million at December 31, 2012) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $12.9 million at March 31, 2013 and $13.8 million at December 31, 2012). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2013 and the cost of the investment approximates fair value.

The balance of short-term investments at March 31, 2013 and December 31, 2012 primarily consisted of $72.8 million and $69.7 million, respectively, of interest-bearing deposits at the Federal Reserve Bank of New York. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both March 31, 2013 and December 31, 2012.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the three months ended March 31, 2013.

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	March 31, 2013			December 31, 2012
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$6,632.7	$966.5	$7,599.2	$6,256.1	$1,038.1	$7,294.2

Commercial and industrial	5,499.8	586.9	6,086.7	5,437.4	610.3	6,047.7
Equipment financing	2,261.1	121.7	2,382.8	2,201.9	150.4	2,352.3

Total commercial	7,760.9	708.6	8,469.5	7,639.3	760.7	8,400.0

Total Commercial Banking	14,393.6	1,675.1	16,068.7	13,895.4	1,798.8	15,694.2

Retail:
Residential mortgage:
Adjustable-rate	3,238.7	191.1	3,429.8	3,130.9	204.3	3,335.2
Fixed-rate	389.1	139.9	529.0	400.5	150.4	550.9

Total residential mortgage	3,627.8	331.0	3,958.8	3,531.4	354.7	3,886.1

Consumer:
Home equity	1,967.8	74.8	2,042.6	1,969.4	82.1	2,051.5
Other consumer	88.6	2.2	90.8	102.3	2.5	104.8

Total consumer	2,056.4	77.0	2,133.4	2,071.7	84.6	2,156.3

Total Retail	5,684.2	408.0	6,092.2	5,603.1	439.3	6,042.4

Total loans	$20,077.8	$2,083.1	$22,160.9	$19,498.5	$2,238.1	$21,736.6

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $42.6 million at March 31, 2013 and $41.9 million at December 31, 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended March 31, 2013	Commercial Banking			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$157.5	$10.5	$168.0	$20.0	$—	$20.0	$188.0

Charge-offs	(7.4)	(3.0)	(10.4)	(3.8)	(0.3)	(4.1)	(14.5)
Recoveries	1.0	—	1.0	0.4	—	0.4	1.4

Net loan charge-offs	(6.4)	(3.0)	(9.4)	(3.4)	(0.3)	(3.7)	(13.1)
Provision for loan losses	8.4	2.3	10.7	1.4	0.3	1.7	12.4

Balance at end of period	$159.5	$9.8	$169.3	$18.0	$—	$18.0	$187.3

Three months ended March 31, 2012	Commercial Banking			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$160.4	$7.4	$167.8	$15.1	$—	$15.1	$182.9

Charge-offs	(8.1)	—	(8.1)	(4.8)	—	(4.8)	(12.9)
Recoveries	0.9	—	0.9	0.8	—	0.8	1.7

Net loan charge-offs	(7.2)	—	(7.2)	(4.0)	—	(4.0)	(11.2)
Provision for loan losses	4.3	0.3	4.6	6.9	—	6.9	11.5

Balance at end of period	$157.5	$7.7	$165.2	$18.0	$—	$18.0	$183.2

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of March 31, 2013	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$210.0	$12.6	$14,183.6	$146.9	$1,675.1	$9.8	$16,068.7	$169.3
Retail	69.5	—	5,614.7	18.0	408.0	—	6,092.2	18.0

Total	$279.5	$12.6	$19,798.3	$164.9	$2,083.1	$9.8	$22,160.9	$187.3

As of December 31, 2012	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$217.3	$20.3	$13,678.1	$137.2	$1,798.8	$10.5	$15,694.2	$168.0
Retail	53.6	—	5,549.5	20.0	439.3	—	6,042.4	20.0

Total	$270.9	$20.3	$19,227.6	$157.2	$2,238.1	$10.5	$21,736.6	$188.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Commercial Banking:
Commercial real estate	$86.5	$84.4
Commercial and industrial	50.9	54.8
Equipment financing	24.8	27.2

Total (1)	162.2	166.4

Retail:
Residential mortgage	66.8	65.0
Home equity	22.2	21.0
Other consumer	0.2	0.3

Total	89.2	86.3

Total	$251.4	$252.7

(1)	Reported net of government guarantees totaling $9.9 million and $9.7 million at March 31, 2013 and December 31, 2012, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2013, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement totaling $174 million and $7 million, respectively, at March 31, 2013 and $174 million and $8 million, respectively, at December 31, 2012. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2013 or December 31, 2012.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $186.6 million and $180.8 million at March 31, 2013 and December 31, 2012, respectively. The related allowance for loan losses at March 31, 2013 and December 31, 2012 was $4.6 million and $5.8 million, respectively. Interest income recognized on TDRs totaled $1.6 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2013 and 2012. Originated loans that were modified and classified as TDRs during the three months ended March 31, 2013 and 2012 principally involve payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2013 and 2012. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2013
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	3	$3.9	$3.9
Commercial and industrial (2)	3	1.6	1.6
Equipment financing (3)	3	2.5	2.5

Total	9	8.0	8.0

Retail:
Residential mortgage (4)	56	17.5	17.5
Home equity (5)	32	2.4	2.4
Other consumer	—	—	—

Total	88	19.9	19.9

Total	97	$27.9	$27.9

(1)	Represents the following concessions: a combination of concessions (3 contracts; recorded investment of $3.9 million).
(2)	Represents the following concessions: payment deferral (1 contract; recorded investment of $1.2 million); or a combination of concessions (2 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: a combination of concessions (3 contracts; recorded investment of $2.5 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (23 contracts; recorded investment of $4.8 million); payment deferral (3 contracts; recorded investment of $0.5 million); temporary rate reduction (1 contract; recorded investment of $2.6 million); or a combination of concessions (29 contracts; recorded investment of $9.6 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (21 contracts; recorded investment of $1.4 million); payment deferral (2 contracts; recorded investment of $0.3 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (8 contracts; recorded investment of $0.2 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three months ended March 31, 2012
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	7	$1.2	$1.2
Commercial and industrial (2)	21	25.5	25.5
Equipment financing (3)	17	5.2	5.2

Total	45	31.9	31.9

Retail:
Residential mortgage (4)	11	6.0	6.0
Home equity (5)	1	0.1	0.1
Other consumer	—	—	—

Total	12	6.1	6.1

Total	57	$38.0	$38.0

(1)	Represents the following concessions: payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (6 contracts; recorded investment of $1.1 million).
(2)	Represents the following concessions: payment deferral (7 contracts; recorded investment of $19.5 million); temporary rate reduction (1 contract; recorded investment of $0.3 million); or a combination of concessions (13 contracts; recorded investment of $5.7 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.9 million); payment deferral (1 contract; recorded investment of $0.2 million); or a combination of concessions (12 contracts; recorded investment of $2.1 million).
(4)	Represents the following concessions: payment deferral (5 contracts; recorded investment of $2.0 million); temporary rate reduction (3 contracts; recorded investment of $3.3 million); or a combination of concessions (3 contracts; recorded investment of $0.7 million).
(5)	Represents the following concession: payment deferral (1 contract; recorded investment of $0.1 million).

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2013 and 2012. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	—	$—	—	$—
Commercial and industrial	4	0.5	5	0.2
Equipment financing	2	0.8	2	1.5

Total	6	1.3	7	1.7

Retail:
Residential mortgage	18	4.6	3	1.1
Home equity	3	0.2	—	—
Other consumer	—	—	—	—

Total	21	4.8	3	1.1

Total	27	$6.1	10	$2.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of March 31, 2013			As of December 31, 2012
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$59.2	$57.7	$—	$50.4	$50.0	$—
Commercial and industrial	21.9	21.2	—	36.7	36.0	—
Equipment financing	35.5	26.8	—	21.0	17.0	—
Retail:
Residential mortgage	58.4	55.7	—	43.1	41.0	—
Home equity	15.3	13.8	—	13.7	12.6	—
Other consumer	—	—	—	—	—	—

Total	$190.3	$175.2	$—	$164.9	$156.6	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$66.9	$44.4	$6.5	$85.5	$48.8	$8.3
Commercial and industrial	58.5	52.8	5.7	50.1	45.9	8.6
Equipment financing	8.7	7.1	0.4	26.1	19.6	3.4
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$134.1	$104.3	$12.6	$161.7	$114.3	$20.3

Total impaired loans:
Commercial Banking:
Commercial real estate	$126.1	$102.1	$6.5	$135.9	$98.8	$8.3
Commercial and industrial	80.4	74.0	5.7	86.8	81.9	8.6
Equipment financing	44.2	33.9	0.4	47.1	36.6	3.4

Total	250.7	210.0	12.6	269.8	217.3	20.3

Retail:
Residential mortgage	58.4	55.7	—	43.1	41.0	—
Home equity	15.3	13.8	—	13.7	12.6	—
Other consumer	—	—	—	—	—	—

Total	73.7	69.5	—	56.8	53.6	—

Total	$324.4	$279.5	$12.6	$326.6	$270.9	$20.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2013		2012
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$96.4	$0.4	$116.6	$0.4
Commercial and industrial	78.4	0.8	60.9	0.6
Equipment financing	34.9	0.3	54.4	0.8

Total	209.7	1.5	231.9	1.8

Retail:
Residential mortgage	45.7	0.3	15.1	0.1
Home equity	12.7	—	0.7	—
Other consumer	—	—	—	—

Total	58.4	0.3	15.8	0.1

Total	$268.1	$1.8	$247.7	$1.9

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of March 31, 2013 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$6,552.8	$11.3	$68.6	$79.9	$6,632.7
Commercial and industrial	5,434.2	20.5	45.1	65.6	5,499.8
Equipment financing	2,215.4	38.2	7.5	45.7	2,261.1

Total	14,202.4	70.0	121.2	191.2	14,393.6

Retail:
Residential mortgage	3,511.0	61.8	55.0	116.8	3,627.8
Home equity	1,941.6	12.3	13.9	26.2	1,967.8
Other consumer	87.0	1.4	0.2	1.6	88.6

Total	5,539.6	75.5	69.1	144.6	5,684.2

Total originated loans	$19,742.0	$145.5	$190.3	$335.8	$20,077.8

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $18.7 million, $14.9 million and $17.3 million, respectively, and $20.1 million of retail loans in foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

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

The following is a summary, by class of loan, of credit quality indicators:

As of March 31, 2013 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$6,331.8	$5,094.6	$2,033.1	$13,459.5
Special mention	81.7	68.6	97.8	248.1
Substandard	217.7	332.9	130.2	680.8
Doubtful	1.5	3.7	—	5.2

Total originated loans	6,632.7	5,499.8	2,261.1	14,393.6

Acquired loans:
Pass	563.4	399.1	44.2	1,006.7
Special mention	98.1	68.9	17.5	184.5
Substandard	291.2	116.9	60.0	468.1
Doubtful	13.8	2.0	—	15.8

Total acquired loans	966.5	586.9	121.7	1,675.1

Total	$7,599.2	$6,086.7	$2,382.8	$16,068.7

As of March 31, 2013 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$1,824.1	$760.6	$59.4	$2,644.1
Moderate risk	1,311.2	453.2	7.7	1,772.1
High risk	492.5	754.0	21.5	1,268.0

Total originated loans	3,627.8	1,967.8	88.6	5,684.2

Acquired loans:
Low risk	144.0	—	—	144.0
Moderate risk	89.9	—	—	89.9
High risk	97.1	74.8	2.2	174.1

Total acquired loans	331.0	74.8	2.2	408.0

Total	$3,958.8	$2,042.6	$90.8	$6,092.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2012 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$5,947.9	$5,021.2	$1,960.2	$12,929.3
Special mention	82.2	93.8	113.2	289.2
Substandard	223.5	318.9	128.5	670.9
Doubtful	2.5	3.5	—	6.0

Total originated loans	6,256.1	5,437.4	2,201.9	13,895.4

Acquired loans:
Pass	656.3	403.2	54.0	1,113.5
Special mention	74.2	88.0	21.1	183.3
Substandard	293.0	116.4	75.3	484.7
Doubtful	14.6	2.7	—	17.3

Total acquired loans	1,038.1	610.3	150.4	1,798.8

Total	$7,294.2	$6,047.7	$2,352.3	$15,694.2

As of December 31, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$1,729.7	$740.4	$72.7	$2,542.8
Moderate risk	1,292.1	440.0	7.8	1,739.9
High risk	509.6	789.0	21.8	1,320.4

Total originated loans	3,531.4	1,969.4	102.3	5,603.1

Acquired loans:
Low risk	149.9	—	—	149.9
Moderate risk	99.7	—	—	99.7
High risk	105.1	82.1	2.5	189.7

Total acquired loans	354.7	82.1	2.5	439.3

Total	$3,886.1	$2,051.5	$104.8	$6,042.4

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Retail Credit Quality Indicators

Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High”, “Moderate” or “Low” risk.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2013 and December 31, 2012, the allowance for loan losses on acquired loans was $9.8 million and $10.5 million, respectively.

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

A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2013, the outstanding principal balance and carrying amount of the acquired loan portfolio were $2.13 billion and $2.08 billion, respectively ($2.30 billion and $2.24 billion, respectively, at December 31, 2012). At March 31, 2013, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $157.0 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended March 31,
(in millions)	2013	2012
Balance at beginning of period	$890.2	$1,310.4
Accretion	(37.1)	(60.3)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	13.5
Other changes in expected cash flows (2)	(106.1)	10.2

Balance at end of period	$747.0	$1,273.8

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $16.9 million and $9.6 million, respectively, at March 31, 2013, and $17.2 million and $11.4 million, respectively, at December 31, 2012. Repossessed assets totaled $7.2 million and $8.3 million at March 31, 2013 and December 31, 2012, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United Financial, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”).

In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s common stock outstanding, or 18.0 million shares. During the three months ended March 31, 2012, 4.5 million shares of People’s United Financial common stock were repurchased under this authorization at a total cost of $56.4 million. People’s United Financial completed the repurchase of the remaining number of shares of common stock available under this authorization in November 2012.

In November 2012, People’s United Financial’s Board of Directors authorized an additional repurchase of up to 10% of the Company’s common stock outstanding, or 33.6 million shares. During the three months ended March 31, 2013, 11.1 million shares of People’s United Financial common stock were repurchased under this authorization at a total cost of $144.2 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At March 31, 2013, 2.9 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2013 and 2012 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(148.2)	$52.8	$(1.5)	$(96.9)

Other comprehensive income (loss) before reclassifications	0.2	(13.1)	—	(12.9)
Amounts reclassified from AOCL (1)	1.1	—	0.2	1.3

Current period other comprehensive income (loss)	1.3	(13.1)	0.2	(11.6)

Balance at March 31, 2013	$(146.9)	$39.7	$(1.3)	$(108.5)

(1)	See table below for details about these reclassifications.

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(138.8)	$43.2	$(0.2)	$(95.8)
Current period other comprehensive income (loss)	1.7	1.5	(0.5)	2.7

Balance at March 31, 2012	$(137.1)	$44.7	$(0.7)	$(93.1)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL during the three months ended March 31, 2013 (in millions):

Details about components of AOCL:	Amount Reclassified from AOCL	Affected Line Item in the Statement Where Net Income is Presented
Amortization of pension and other postretirement benefits items:
Prior service credit	$0.3	(1)
Net actuarial loss	(1.9)	(1)

	(1.6)	Income before income tax expense
	0.5	Income tax benefit

	$(1.1)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	$(0.3)	Interest expense - notes and debentures
Interest rate locks (2)	—	Interest expense - notes and debentures

	(0.3)	Income before income tax expense
	0.1	Income tax benefit

	$(0.2)	Net income

Total reclassifications for the period	$(1.3)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Amount reclassified from AOCL is less than $0.1 million.

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net income	$52.5	$57.3
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)

Income attributable to common shareholders	$52.2	$57.0

Average common shares outstanding for basic EPS	325.1	344.9
Effect of dilutive equity-based awards	0.1	0.1

Average common and common-equivalent shares for diluted EPS	325.2	345.0

Basic EPS	$0.16	$0.17

Diluted EPS	$0.16	$0.17

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 14.7 million and 12.2 million for the three months ended March 31, 2013 and 2012, respectively, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the three months ended March 31, 2012 (no change in goodwill for the three months ended March 31, 2013).

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at March 31, 2013	$1,222.8	$681.9	$49.8	$1,954.5

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4
Adjustments	1.3	0.3	—	1.6

Balance at March 31, 2012	$1,222.2	$681.0	$49.8	$1,953.0

Recent acquisitions have been undertaken with the objective of expanding the Company’s business, both geographically and through product offerings, as well as realizing synergies and economies of scale by combining with the acquired entities. For these reasons, a market-based premium was paid for the acquired entities which, in turn, resulted in the recognition of goodwill, representing the excess of the respective purchase prices over the estimated fair value of the net assets acquired.

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2013 and December 31, 2012, tax deductible goodwill totaled $14.1 million and $14.8 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial’s other acquisition-related intangible assets totaled $192.5 million and $199.0 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($102.2 million); core deposit intangible ($60.9 million); trust relationship intangible ($27.8 million); and insurance relationship intangible ($1.6 million).

Amortization expense of other acquisition-related intangible assets totaled $6.5 million and $6.6 million for the three months ended March 31, 2013 and 2012, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2013 and each of the next five years is as follows: $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; and $10.2 million in 2018. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2013 or 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. EMPLOYEE BENEFIT PLANS

People’s United Financial Employee Pension and Other Postretirement Benefit Plans

People’s United Financial maintains a qualified noncontributory defined benefit pension plan (the “Qualified Plan”) that covers substantially all full-time and part-time employees who meet certain age and length of service requirements and who were employed by People’s United Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average.

New employees of People’s United Bank starting on or after August 14, 2006 are not eligible to participate in the Qualified Plan. Instead, People’s United Financial makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Employee participation in this plan is restricted to employees who are at least 18 years of age and worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

In July 2011, People’s United Bank amended the Qualified Plan to “freeze”, effective December 31, 2011, the accrual of pension benefits for Qualified Plan participants. As such, participants will not earn any additional benefits after that date. Instead, effective January 1, 2012, People’s United Bank will make a contribution on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation.

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time.

People’s United Financial also maintains (i) unfunded, nonqualified supplemental plans (the “Supplemental Plans”) to provide retirement benefits to certain senior officers and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“other postretirement benefits”). People’s United Financial accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefits.

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended March 31 (in millions)	2013	2012	2013	2012
Net periodic benefit (income) expense:
Interest cost	$4.5	$4.4	$0.2	$0.2
Expected return on plan assets	(6.7)	(6.6)	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.1
Recognized net actuarial loss	1.5	1.1	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)
Settlements	0.2	0.2	—	—

Net periodic benefit (income) expense	(0.5)	(0.9)	0.1	0.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(1.5)	(1.1)	—	—
Transition obligation	—	—	—	(0.1)
Prior service credit	—	—	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(1.5)	(1.1)	0.1	—

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(2.0)	$(2.0)	$0.2	$0.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the People’s United Financial Qualified Plan. Net periodic benefit (income) expense for the Chittenden Plan totaled $(0.2) million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (“the ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $1.3 million for the three months ended March 31, 2013. At March 31, 2013, the loan balance totaled $198.3 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,177,829 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2013, a total of 8,275,746 shares of People’s United Financial common stock, with a fair value of $111.1 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.1 million for both the three months ended March 31, 2013 and 2012.

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

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. The Court approved the consolidation of the two suits, with Waterford Township named the lead plaintiff. On March 22, 2012, People’s United Financial filed a Motion to Dismiss the Complaint. On March 29, 2013, the Court granted People’s United Financial’s Motion to Dismiss. On April 30, 2013, the plaintiffs filed a second amended complaint.

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a Motion to Dismiss the Complaint, and on December 7, 2011, that motion was denied by the court. On April 11, 2012, the plaintiff filed an amended complaint, and on May 15, 2012, People’s United Bank filed a Motion to Strike the Amended Complaint. That motion remains pending. Expedited discovery in this case began in July 2012. On April 10, 2013, People’s United Bank renewed its Motion to Dismiss the Complaint.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2013 and 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

Accounting standards related to fair value measurements define fair value, provide a framework for measuring fair value and establish related disclosure requirements. Broadly, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accordingly, an “exit price” approach is required in determining fair value. In support of this principle, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value, requiring entities to maximize the use of market or observable inputs (as more reliable measures) and minimize the use of unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs generally require significant management judgment. The three levels within the fair value hierarchy are as follows:

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2013 and December 31, 2012, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

Other Assets

As discussed in Note 7, the Supplemental Plans are unfunded, nonqualified plans that provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

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

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.4	$—	$—	$6.4
Securities available for sale:
U.S. Treasury and agency	23.9	—	—	23.9
GSE residential mortgage-backed securities and CMOs	—	3,900.4	—	3,900.4
State and municipal	—	582.4	—	582.4
Corporate	—	60.3	—	60.3
Other	—	3.2	—	3.2
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	41.3	—	41.3
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	70.8	—	70.8
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	2.7	—	2.7

Total	$30.3	$4,661.7	$—	$4,692.0

Financial liabilities:
Interest rate swaps	$—	$65.0	$—	$65.0
Interest rate-lock commitments on residential mortgage loans	—	3.3	—	3.3

Total	$—	$68.3	$—	$68.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.5	$—	$—	$6.5
Securities available for sale:
U.S. Treasury and agency	30.7	—	—	30.7
GSE residential mortgage-backed securities and CMOs	—	3,899.0	—	3,899.0
State and municipal	—	539.6	—	539.6
Corporate	—	59.9	—	59.9
Other	—	2.9	—	2.9
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	40.9	—	40.9
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	75.0	—	75.0
Forward commitments to sell residential mortgage loans	—	3.1	—	3.1

Total	$37.2	$4,621.0	$—	$4,658.2

Financial liabilities:
Interest rate swaps	$—	$70.2	$—	$70.2
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	3.5	—	3.5

Total	$—	$73.8	$—	$73.8

As of March 31, 2013 and December 31, 2012, the fair value of the risk participation agreements totaled less than $0.1 million.

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2013 and 2012.

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

The following tables summarize People’s United Financial’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$50.7	$—	$50.7
Impaired loans (2)	—	—	104.3	104.3
REO and repossessed assets (3)	—	—	33.7	33.7

Total	$—	$50.7	$138.0	$188.7

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$77.0	$—	$77.0
Impaired loans (2)	—	—	114.3	114.3
REO and repossessed assets (3)	—	—	36.9	36.9

Total	$—	$77.0	$151.2	$228.2

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2013 and 2012.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $44.4 million, $52.8 million and $7.1 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at March 31, 2013. The provision for loan losses on collateral-dependent impaired loans totaled $(1.4) million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.
(3)	Represents: (i) $16.9 million of residential REO; (ii) $9.6 million of commercial REO; and (iii) $7.2 million of repossessed assets at March 31, 2013. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.2 million and $0.2 million for the same periods.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of March 31, 2013 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$320.5	$320.5	$—	$—	$320.5
Short-term investments	127.2	—	127.2	—	127.2
Securities held to maturity	56.1	—	59.5	1.1	60.6
FHLB stock	83.0	—	83.0	—	83.0
Total loans, net (1)	21,869.3	—	4,000.9	18,210.8	22,211.7
Financial liabilities:
Time deposits	4,586.5	—	4,643.4	—	4,643.4
Other deposits	17,205.1	—	17,205.1	—	17,205.1
FHLB advances	1,407.4	—	1,423.1	—	1,423.1
Federal funds purchased	934.0	—	934.0	—	934.0
Retail repurchase agreements	506.9	—	506.9	—	506.9
Other borrowings	1.0	—	1.0	—	1.0
Notes and debentures	659.3	—	671.2	—	671.2

(1)	Excludes impaired loans totaling $104.3 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2012 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$470.0	$470.0	$—	$—	$470.0
Short-term investments	131.4	—	131.4	—	131.4
Securities held to maturity	56.2	—	59.7	1.2	60.9
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	21,434.3	—	3,925.6	17,972.7	21,898.3
Financial liabilities:
Time deposits	4,706.4	—	4,769.7	—	4,769.7
Other deposits	17,044.1	—	17,044.1	—	17,044.1
FHLB advances	1,178.3	—	1,194.5	—	1,194.5
Federal funds purchased	619.0	—	619.0	—	619.0
Retail repurchase agreements	588.2	—	588.2	—	588.2
Other borrowings	1.0	—	1.0	—	1.0
Notes and debentures	659.0	—	666.9	—	666.9

(1)	Excludes impaired loans totaling $114.3 million measured at fair value on a non-recurring basis.

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

Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings, including customer derivatives, interest-rate lock commitments and forward sale commitments.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2013 was $12.7 million, for which People’s United Financial had posted collateral of $11.0 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.7 million in additional collateral would have been required.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec. 31, 2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$1,385.6	$1,274.6	$66.4	$73.8	$2.7	$0.6
Other counterparties	N/A	1,385.6	1,274.6	4.4	1.2	59.2	66.2
Foreign exchange contracts	N/A	4.4	6.3	0.1	—	—	0.1
Risk participation agreements (2)	N/A	30.6	5.3	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	154.7	185.8	2.7	3.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	187.0	216.4	—	—	3.3	3.5

Total				73.6	78.1	65.2	70.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	3.1	3.4

Total				—	—	3.1	3.4

Total derivatives				$73.6	$78.1	$68.3	$73.8

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and AOCL:

	Type of	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Three months ended March 31 (in millions)	Hedge	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(3.2)	$(4.3)	$—	$—
Other counterparties	N/A	4.2	4.6	—	—
Foreign exchange contracts	N/A	0.2	(0.2)	—	—
Risk participation agreements	N/A	0.3	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.3)	1.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.3)	(1.2)	—	—

Total		0.9	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.3)	(0.1)	0.3	(0.1)
Interest rate locks (2)	Cash flow	—	—	—	—

Total		(0.3)	(0.1)	0.3	(0.1)

Total derivatives		$0.6	$(0.1)	$0.3	$(0.1)

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income (less than $0.1 million for the three months ended March 31, 2013) relating to interest rate locks terminated in 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 12. REVISED FINANCIAL RESULTS

Previously reported results for the three months ended March 31, 2012 have been revised to reflect a reduction in interest income on certain acquired loans relating to an unintentional overstatement of interest income. The effects of these revisions, which were immaterial, are summarized below.

As of and for the three months ended March 31, 2012 (in millions, except per share data)	Previously Reported	Revised
Total loans	$20,489.5	$20,472.4
Other assets	607.7	613.9
Total stockholders’ equity	5,180.6	5,169.7
Total interest on loans	243.3	241.4
Total interest and dividend income	262.1	260.2
Net interest income	235.1	233.2
Net interest income after provision for loan losses	223.6	221.7
Income before income tax expense	87.4	85.5
Income tax expense	28.8	28.2
Net income	58.6	57.3

Earnings per common share:
Basic	$0.17	$0.17
Diluted	0.17	0.17

The revisions also resulted in a decrease of $1.9 million in net cash provided by operating activities and a corresponding increase in net cash provided by investing activities as reported in the Consolidated Statements of Cash Flows for the three months ended March 31, 2012.

NOTE 13. NEW ACCOUNTING STANDARDS

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended its standards relating to the presentation of comprehensive income to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. These amendments will make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of stockholders’ equity. In December 2011, the FASB deferred indefinitely the portion of the new guidance requiring that items reclassified out of accumulated other comprehensive income (loss) be presented on the face of the financial statements together with the related components of net income and other comprehensive income. The effective date of the deferral is consistent with the effective date of the June 2011 amendments. For public entities, these amendments, which are to be applied retrospectively, became effective January 1, 2012. The Company has presented separate Consolidated Statements of Comprehensive Income immediately following its Consolidated Statements of Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

In February 2013, the FASB amended its standards to provide specific requirements regarding the disclosure of amounts reclassified out of accumulated other comprehensive income (loss). The amendments require that companies separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income (loss) if those amounts are, under other standards, required to be reclassified to net income in their entirety in the same reporting period. An entity shall provide this information together, in one location, either (i) on the face of the statement where net income is presented or (ii) as a separate disclosure in the notes to the financial statements. For any significant reclassification for which other standards do not require reclassification to net income in its entirety in the same reporting period, companies shall cross-reference to the related footnote where additional details about the effect of the reclassification are disclosed. This amendment became effective for People’s United Financial on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements. The applicable required disclosures have been provided in Note 4.

Balance Sheet Offsetting Disclosures

In December 2011, the FASB issued amendments to its standards to provide for certain additional disclosures about financial instruments and derivative instruments that are subject to netting arrangements. Specifically, entities will be required to provide information about both net and gross amounts in the notes to the financial statements for relevant assets and liabilities that are offset. In January 2013, the FASB issued amendments to its standards to clarify the scope of its December 2011 guidance, limiting the disclosure requirements to derivative instruments, repurchase agreements and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. This amendment became effective for People’s United Financial on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

This amendment, which is to be applied prospectively to new indemnification agreements and to unamortized amounts existing at the date of adoption, became effective for People’s United Financial on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United Financial, Inc. (“People’s United Financial” or the “Company”) with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may, from time to time, contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United Financial or its representatives from time to time may also contain forward-looking statements.

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

Recent Market Developments

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits (up to $250,000 per depositor through December 31, 2013), charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. Such premiums vary based on the risk profile of the insured institution.

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

One of the financial ratios used in the scorecard-based assessment system for financial institutions with more than $10 billion in assets is the ratio of “higher-risk” assets to Tier 1 capital and reserves. In October 2012, the FDIC adopted a final rule that revised the definitions of higher-risk commercial and industrial loans, securities and consumer loans and clarified when an asset must be classified as higher risk. This rule is generally effective on April 1, 2013.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

As previously disclosed in the risk factors included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2012, our business is subject to risk as a result of changes in federal and state regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”), which was signed into law on July 21, 2010, imposes significant changes in the financial regulatory landscape and will continue to impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

The DFA transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the FRB, effective July 21, 2011, and on the same day, the Office of the Comptroller of the Currency (the “OCC”) assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. In October 2011, People’s United Bank filed an application with the OCC to convert to a national bank charter. In connection with this conversion, People’s United Financial intends to submit an application to the Federal Reserve Bank of New York (“FRB-NY”) to convert to a bank holding company.

The DFA created a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The CFPB also has supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to banks and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of March 31, 2013, People’s United Bank’s non-interest-bearing deposits totaled $5.0 billion, or 23% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

Selected Consolidated Financial Data

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2013	Dec. 31, 2012	March 31, 2012 (1)
Earnings Data:
Net interest income (fully taxable equivalent)	$223.3	$228.6	$235.7
Provision for loan losses	12.4	12.0	11.5
Non-interest income	82.9	84.3	72.4
Non-interest expense	212.0	207.4	208.6
Operating non-interest expense (2)	204.0	204.5	205.6
Income before income tax expense	77.8	90.0	85.5
Net income	52.5	61.2	57.3
Operating earnings (2)	57.9	63.2	59.3

Selected Statistical Data:
Net interest margin (2)	3.38%	3.63%	3.97%
Operating net interest margin (2), (3)	3.38	3.63	3.97
Return on average assets (3)	0.70	0.85	0.83
Operating return on average assets (2), (3)	0.77	0.87	0.86
Return on average tangible assets (3)	0.75	0.91	0.91
Return on average stockholders’ equity (3)	4.2	4.8	4.4
Return on average tangible stockholders’ equity (3)	7.4	8.3	7.5
Operating return on average tangible stockholders’ equity (2), (3)	8.1	8.6	7.8
Efficiency ratio (2)	64.1	63.1	63.6

Common Share Data:
Basic and diluted earnings per share	$0.16	$0.18	$0.17
Operating earnings per share (2)	0.18	0.19	0.18
Dividends paid per share	0.1600	0.1600	0.1575
Dividend payout ratio	100.6%	87.4%	95.9%
Operating dividend payout ratio (2)	91.2	84.8	92.6
Book value per share (end of period)	$15.24	$15.21	$15.00
Tangible book value per share (end of period) (2)	8.54	8.71	8.71
Stock price:
High	13.61	12.50	13.79
Low	12.22	11.36	12.20
Close (end of period)	13.42	12.09	13.23

(1)	See Note 12 to the Consolidated Financial Statements.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Financial Condition Data:
Total assets	$30,598	$30,324	$28,576	$28,137	$27,797
Loans	22,161	21,737	21,040	20,588	20,472
Securities	4,716	4,669	3,787	3,702	2,895
Short-term investments	127	131	64	73	767
Allowance for loan losses	187	188	186	180	183
Goodwill and other acquisition-related intangible assets	2,147	2,154	2,160	2,166	2,169
Deposits	21,792	21,751	21,363	21,458	21,268
Borrowings	2,849	2,386	1,524	960	811
Notes and debentures	659	659	160	160	160
Stockholders’ equity	4,886	5,039	5,107	5,135	5,170
Non-performing assets (1)	285	290	294	295	316
Net loan charge-offs	13.1	10.0	9.4	13.5	11.2

Average Balances:
Loans	$21,702	$21,183	$20,727	$20,488	$20,407
Securities	4,548	3,867	3,608	2,964	2,751
Short-term investments	146	128	108	562	536
Loans held for sale	25	28	31	26	39
Total earning assets	26,421	25,206	24,474	24,040	23,733
Total assets	30,178	28,991	28,234	27,753	27,463
Deposits	21,558	21,557	21,372	21,190	20,843
Total funding liabilities	24,726	23,487	22,709	22,184	21,862
Stockholders’ equity	5,005	5,107	5,161	5,188	5,217

Ratios:
Net loan charge-offs to average loans (annualized)	0.24%	0.19%	0.18%	0.26%	0.22%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	1.42	1.48	1.59	1.67	1.85
Originated allowance for loan losses to:
Originated loans (1)	0.88	0.91	0.95	1.00	1.03
Originated non-performing loans (1)	70.6	70.3	66.0	65.6	61.5
Average stockholders’ equity to average total assets	16.6	17.6	18.3	18.7	19.0
Stockholders’ equity to total assets	16.0	16.6	17.9	18.3	18.6
Tangible stockholders’ equity to tangible assets (2)	9.6	10.2	11.2	11.4	11.7
Total risk-based capital (3)	13.7	14.7	15.6	15.6	16.0

(1)	Excludes acquired loans. See Asset Quality.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Consolidated. See Regulatory Capital Requirements.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) merger-related expenses, including acquisition integration and other costs; (ii) charges related to executive-level management separation costs; (iii) severance-related costs; and (iv) writedowns of banking house assets, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP earnings per share. Operating return on average assets is calculated by dividing operating earnings (annualized) by average assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings (annualized) by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

Operating net interest margin excludes from the net interest margin those items that management considers to be of such a discrete nature that, by excluding such items, People’s United Financial’s net interest margin can be measured and assessed on a more consistent basis from period to period. Excluded from operating net interest margin is cost recovery income on acquired loans. Operating net interest margin is calculated by dividing operating net interest income (annualized) by average earning assets.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Total non-interest expense	$212.0	$207.4	$208.6

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(6.2)	—	—
Severance-related costs	(1.5)	(2.9)	(2.4)
Acquisition integration and other costs	(0.3)	—	(0.6)

Total	(8.0)	(2.9)	(3.0)

Operating non-interest expense	204.0	204.5	205.6

Amortization of other acquisition-related intangible assets	(6.5)	(6.7)	(6.6)
Other (1)	(1.5)	(0.6)	(2.4)

Total	$196.0	$197.2	$196.6

Net interest income (FTE basis)	$223.3	$228.6	$235.7
Total non-interest income	82.9	84.3	72.4

Total revenues	306.2	312.9	308.1
Adjustments:
BOLI FTE adjustment	0.4	0.5	0.9
Net gains on sales of acquired loans	—	(0.3)	—
Other (2)	(0.7)	(0.7)	—

Total	$305.9	$312.4	$309.0

Efficiency ratio	64.1%	63.1%	63.6%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Net income, as reported	$52.5	$61.2	$57.3

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	6.2	—	—
Severance-related costs	1.5	2.9	2.4
Acquisition integration and other costs	0.3	—	0.6

Total pre-tax adjustments	8.0	2.9	3.0
Tax effect	(2.6)	(0.9)	(1.0)

Total adjustments, net of tax	5.4	2.0	2.0

Operating earnings	$57.9	$63.2	$59.3

Earnings per share, as reported	$0.16	$0.18	$0.17

Adjustment to arrive at operating earnings per share:
Writedowns of banking house assets	0.02	—	—
Severance-related costs	—	0.01	0.01
Acquisition integration and other costs	—	—	—

Total adjustments per share	0.02	0.01	0.01

Operating earnings per share	$0.18	$0.19	$0.18

Average total assets	$30,178	$28,991	$27,463

Operating return on average assets (annualized)	0.77%	0.87%	0.86%

The following table summarizes People’s United Financial’s operating net interest margin:

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Net interest income (FTE basis)	$223.3	$228.6	$235.7

Adjustments to arrive at operating net interest income:
Cost recovery income	—	—	—

Total adjustments	—	—	—

Operating net interest income	$223.3	$228.6	$235.7

Net interest margin, as reported (annualized)	3.38%	3.63%	3.97%

Adjustments to arrive at operating net interest margin (annualized):
Cost recovery income	—	—	—

Total adjustments	—	—	—

Operating net interest margin (annualized)	3.38%	3.63%	3.97%

Average total earning assets	$26,421	$25,206	$23,733

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Operating earnings	$57.9	$63.2	$59.3

Average stockholders’ equity	$5,005	$5,107	$5,217
Less: Average goodwill and average other acquisition-related intangible assets	2,151	2,157	2,171

Average tangible stockholders’ equity	$2,854	$2,950	$3,046

Operating return on average tangible stockholders’ equity (annualized)	8.1%	8.6%	7.8%

	Three Months Ended
(dollars in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Dividends paid	$52.8	$53.6	$54.9

Operating earnings	$57.9	$63.2	$59.3

Operating dividend payout ratio	91.2%	84.8%	92.6%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Total stockholders’ equity	$4,886	$5,039	$5,107	$5,135	$5,170
Less: Goodwill and other acquisition-related intangible assets	2,147	2,154	2,160	2,166	2,169

Tangible stockholders’ equity	$2,739	$2,885	$2,947	$2,969	$3,001

Total assets	$30,598	$30,324	$28,576	$28,137	$27,797
Less: Goodwill and other acquisition-related intangible assets	2,147	2,154	2,160	2,166	2,169

Tangible assets	$28,451	$28,170	$26,416	$25,971	$25,628

Tangible equity ratio	9.6%	10.2%	11.2%	11.4%	11.7%

(in millions, except per share data)	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Tangible stockholders’ equity	$2,739	$2,885	$2,947	$2,969	$3,001

Common shares issued	396.24	395.81	395.88	395.87	395.84
Less: Common shares classified as treasury shares	67.31	56.18	51.48	47.00	42.49
Unallocated ESOP common shares	8.28	8.36	8.45	8.54	8.62

Common shares	320.65	331.27	335.95	340.33	344.73

Tangible book value per share	$8.54	$8.71	$8.77	$8.72	$8.71

Financial Overview

Previously reported results for the first quarter of 2012 have been revised to reflect a reduction in interest income on certain acquired loans relating to an unintentional overstatement of interest income. See Note 12 to the Consolidated Financial Statements.

People’s United Financial reported net income of $52.5 million, or $0.16 per diluted share, for the three months ended March 31, 2013, compared to $57.3 million, or $0.17 per diluted share, for the year-ago period. Operating earnings were $57.9 million, or $0.18 per share, and $59.3 million, or $0.18 per share, for the respective periods. Compared to the year-ago period, first quarter 2013 earnings reflect continued loan and deposit growth, ongoing strength in fee income businesses, meaningful cost control and the continued impact from the historically low interest rate environment.

People’s United Financial’s operating return on average assets was 0.77% for the three months ended March 31, 2013 compared to 0.86% for the year-ago period. Operating return on average tangible stockholders’ equity was 8.1% for the three months ended March 31, 2013 compared to 7.8% for the year-ago period.

FTE net interest income totaled $223.3 million for the first quarter of 2013, a $12.4 million decrease from the year-ago period and the net interest margin decreased 59 basis points from the first quarter of 2012 to 3.38%. Compared to the fourth quarter of 2012, FTE net interest income decreased $5.3 million while the net interest margin declined by 25 basis points (see Net Interest Income).

Average earning assets increased $2.7 billion compared to the first quarter of 2012, reflecting increases of $1.8 billion in average securities and $1.3 billion in average loans, partially offset by a $390 million decrease in average short-term investments. Average funding liabilities increased $2.9 billion in the first quarter of 2013 compared to the year-ago quarter, reflecting increases of $1.6 billion in average total borrowings, $715 million in average total deposits and $499 million in average notes and debentures.

Compared to the year-ago quarter, total non-interest income increased $10.5 million and total non-interest expense increased $3.4 million (see Non-Interest Income and Non-Interest Expense). The efficiency ratio was 64.1% for the first quarter of 2013 compared to 63.6% for the year-ago period.

The provision for loan losses in the first quarter of 2013 totaled $12.4 million compared to $11.5 million in the year-ago quarter. The provision for loan losses in the first quarter of 2013 reflected: (i) net loan charge-offs of $13.1 million, of which $9.6 million carried previously-established specific reserves; (ii) a $6.3 million increase in the originated allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios; and (iii) $2.6 million of loan impairment attributable to the acquired loan portfolio (see Asset Quality). The provision for loan losses in the first quarter of 2012 reflected: (i) net loan charge-offs of $11.2 million, of which $4.8 million carried previously-established specific reserves; (ii) a $4.8 million increase in the originated allowance for loan losses in response to growth in the commercial and residential mortgage loan portfolios; and (iii) $0.3 million of loan impairment attributable to the acquired loan portfolio. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.24% in the first quarter of 2013 compared to 0.22% in the year-ago quarter.

The allowance for loan losses on originated loans was $177.5 million at both March 31, 2013 and December 31, 2012. The allowance for loan losses on acquired loans was $9.8 million at March 31, 2013, a $0.7 million decrease from December 31, 2012. Non-performing assets totaled $285.1 million at March 31, 2013, a $4.5 million decrease from December 31, 2012. At March 31, 2013, the originated allowance for loan losses as a percentage of originated loans was 0.88% and as a percentage of originated non-performing loans was 70.6% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $4.9 billion at March 31, 2013 compared to $5.0 billion at December 31, 2012 and as a percentage of total assets, stockholders’ equity was 16.0% and 16.6%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 9.6% at March 31, 2013 compared to 10.2% at December 31, 2012.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratios were 13.5% and 13.7%, respectively, at March 31, 2013 compared to 13.1% and 14.7%, respectively, at December 31, 2012 (see Regulatory Capital Requirements).

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

The average assets of each reportable segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually. Goodwill is evaluated for impairment at the reporting unit level and involves a two-step test. For the purpose of goodwill impairment evaluations, management has identified reporting units based upon the Company’s three operating segments: Commercial Banking, Retail and Business Banking, and Wealth Management. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred.

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

Segment Performance Summary

Three months ended March 31, 2013 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$117.0	$118.8	$235.8	$(16.9)	$0.4	$219.3
Provision for loan losses	11.2	3.7	14.9	—	(2.5)	12.4
Total non-interest income	33.6	45.9	79.5	2.3	1.1	82.9
Total non-interest expense	61.0	137.6	198.6	(3.2)	16.6	212.0

Income (loss) before income tax expense (benefit)	78.4	23.4	101.8	(11.4)	(12.6)	77.8
Income tax expense (benefit)	25.4	7.6	33.0	(3.7)	(4.0)	25.3

Net income (loss)	$53.0	$15.8	$68.8	$(7.7)	$(8.6)	$52.5

Total average assets	$16,045.7	$8,338.2	$24,383.9	$5,181.5	$612.6	$30,178.0
Total average liabilities	3,199.2	18,877.4	22,076.6	2,686.2	410.7	25,173.5

Three months ended March 31, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$114.9	$131.2	$246.1	$(16.6)	$3.7	$233.2
Provision for loan losses	10.5	3.5	14.0	—	(2.5)	11.5
Total non-interest income	25.7	43.1	68.8	2.7	0.9	72.4
Total non-interest expense	58.5	134.8	193.3	1.5	13.8	208.6

Income (loss) before income tax expense (benefit)	71.6	36.0	107.6	(15.4)	(6.7)	85.5
Income tax expense (benefit)	23.7	11.9	35.6	(5.1)	(2.3)	28.2

Net income (loss)	$47.9	$24.1	$72.0	$(10.3)	$(4.4)	$57.3

Total average assets	$14,859.2	$8,257.8	$23,117.0	$3,727.1	$618.4	$27,462.5
Total average liabilities	2,827.3	18,531.7	21,359.0	593.6	292.9	22,245.5

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

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012
Net interest income	$117.0	$114.9
Provision for loan losses	11.2	10.5
Total non-interest income	33.6	25.7
Total non-interest expense	61.0	58.5

Income before income tax expense	78.4	71.6
Income tax expense	25.4	23.7

Net income	$53.0	$47.9

Total average assets	$16,045.7	$14,859.2
Total average liabilities	3,199.2	2,827.3

Commercial Banking net income increased $5.1 million in the first quarter of 2013 compared to the first quarter of 2012. The increase in net interest income reflects continued loan growth and improved spreads on certain commercial deposits, partially offset by the continued negative impact of the low interest rate environment. The increase in non-interest income from the year-ago quarter primarily reflects increases in commercial banking fees and operating lease income resulting from a higher level of equipment leased to PCLC customers. The increase in non-interest expense reflects a higher level of allocated expenses, partially offset by lower direct expenses. Average assets increased $1.2 billion and average liabilities increased $372 million in the first quarter of 2013 compared to the first quarter of 2012, reflecting loan and deposit growth.

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

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012
Net interest income	$118.8	$131.2
Provision for loan losses	3.7	3.5
Total non-interest income	45.9	43.1
Total non-interest expense	137.6	134.8

Income before income tax expense	23.4	36.0
Income tax expense	7.6	11.9

Net income	$15.8	$24.1

Total average assets	$8,338.2	$8,257.8
Total average liabilities	18,877.4	18,531.7

Retail and Business Banking net income decreased $8.3 million in the first quarter of 2013 compared to the first quarter of 2012. The decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new loan originations at lower yields and the run-off of fair value amortization on acquired deposits, partially offset by lower funding costs. The increase in non-interest income primarily reflects an increase in gains on sales of residential mortgage loans. The increase in non-interest expense reflects a higher level of direct and allocated expenses in 2013 compared to 2012 primarily as a result of the acquisition of 57 branches late in the second quarter of 2012.

Average assets increased $80 million and average liabilities increased $346 million in the first quarter of 2013 compared to the first quarter of 2012, reflecting loan and deposit growth, and the assumption of approximately $324 million in deposits in connection with the acquisition of 57 branches late in the second quarter of 2012.

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

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012
Net interest loss	$(16.9)	$(16.6)
Total non-interest income	2.3	2.7
Total non-interest expense	(3.2)	1.5

Loss before income tax benefit	(11.4)	(15.4)
Income tax benefit	(3.7)	(5.1)

Net loss	$(7.7)	$(10.3)

Total average assets	$5,181.5	$3,727.1
Total average liabilities	2,686.2	593.6

The decrease in Treasury’s net loss in the first quarter of 2013 compared to the first quarter of 2012 primarily reflects a lower level of allocated expenses in 2013. Total average assets increased $1.5 billion in the first quarter of 2013 compared to the first quarter of 2012, reflecting an increase in average securities partially offset by a decline in average short-term investments. The $2.1 billion increase in total average liabilities in the first quarter of 2013 compared to the first quarter of 2012 primarily reflects increases in average total borrowings and average notes and debentures.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as one-time charges totaling $8.0 million in the first quarter of 2013 and $3.0 million in the first quarter of 2012 (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012
Net interest income	$0.4	$3.7
Provision for loan losses	(2.5)	(2.5)
Total non-interest income	1.1	0.9
Total non-interest expense	16.6	13.8

Loss before income tax benefit	(12.6)	(6.7)
Income tax benefit	(4.0)	(2.3)

Net loss	$(8.6)	$(4.4)

Total average assets	$612.6	$618.4
Total average liabilities	410.7	292.9

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0 to 0.25%. The net interest margin was 3.38% in the first quarter of 2013 compared to 3.63% in the fourth quarter of 2012 and 3.97% in the first quarter of 2012. The decline in the net interest margin from the fourth quarter of 2012 reflects higher average securities balances, continued repricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new loan originations at lower yields, lower interest income on acquired loans and the impact from a full quarter of interest expense on the senior notes issued in December 2012. The net interest margin continues to be impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s excess capital in low-yielding short-term investments.

First Quarter 2013 Compared to First Quarter 2012

FTE net interest income decreased $12.4 million compared to the first quarter of 2012, reflecting a $10.0 million decrease in total interest and dividend income and a $2.4 million increase in total interest expense, and the net interest margin decreased 59 basis points to 3.38%.

Average earning assets totaled $26.4 billion in the first quarter of 2013, a $2.7 billion increase from the first quarter of 2012, reflecting increases of $1.8 billion in average securities and $1.3 billion in average loans, partially offset by a $390 million decrease in average short-term investments. Average loans, average securities, and average short-term investments comprised 82%, 17% and 1%, respectively, of average earning assets in the first quarter of 2013 compared to 86%, 12% and 2%, respectively, in the 2012 period. In the current quarter, the yield earned on the total loan portfolio was 4.20% and the yield earned on securities and short-term investments was 2.10%, compared to 4.77% and 2.31%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 46% of the loan portfolio had floating interest rates at March 31, 2013 compared to approximately 47% at December 31, 2012.

The average total commercial banking loan and residential mortgage portfolios increased $1.2 billion and $197 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans decreased $53 million compared to the year-ago quarter, primarily reflecting a $55 million decrease in average indirect auto loans.

Average funding liabilities totaled $24.7 billion in the first quarter of 2013, a $2.9 billion increase from the year-ago period, reflecting increases of $1.6 billion in average total borrowings, $715 million in average total deposits and $499 million in notes and debentures. The increase in average total deposits reflects deposit growth and deposits (approximately $324 million) assumed in connection with the acquisition of 57 branches late in the second quarter of 2012. Average savings and money market deposits and average non-interest-bearing deposits increased $856 million and $472 million, respectively, while average time deposits decreased $613 million. Average deposits comprised 87% and 95% of average funding liabilities in the first quarter of 2013 and the year-ago period, respectively. The increase in average total borrowings reflects the partial funding used to support loan growth and securities purchases. The increase in average notes and debentures reflects the issuance of $500 million of senior notes in December 2012.

The one basis point decrease to 0.48% from 0.49% in the rate paid on average funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions, partially offset by the impact from a full quarter of interest expense on the senior notes issued in December 2012. The rate paid on average deposits decreased 5 basis points from the first quarter of 2012, as the 12 basis point decrease in savings and money market deposits more than offset the 18 basis point increase in time deposits. The increase in the rate paid on time deposits primarily reflects the run-off in fair value amortization on acquired deposits. Average savings and money market deposits and average time deposits comprised 56% and 22%, respectively, of average total deposits in the first quarter of 2013 compared to 54% and 25%, respectively, in the comparable 2012 period.

First Quarter 2013 Compared to Fourth Quarter 2012

FTE net interest income decreased $5.3 million compared to the fourth quarter of 2012, reflecting a $2.8 million decrease in total interest and dividend income and a $2.5 million increase in total interest expense, and the net interest margin decreased 25 basis points to 3.38%. The decline in the net interest margin primarily reflects the effects of higher average securities balances in the first quarter of 2013 (which reduced the net interest margin by seven basis points), two less calendar days in the first quarter of 2013 (which adversely affected the net interest margin by five basis points), the issuance of the senior notes in December 2012 (which reduced the net interest margin by five basis points) and lower loan yields, repricing and amortization (which reduced the net interest margin by six basis points).

Average earning assets increased $1.2 billion, reflecting increases of $681 million in average securities, $518 million in average loans and $19 million in average short-term investments. Average funding liabilities increased $1.2 billion, reflecting increases of $880 million in average borrowings and $358 million in average notes and debentures. The increase in average total borrowings reflects the partial funding used to support loan growth and securities purchases. The increase in average notes and debentures reflects the issuance of $500 million of senior notes in December 2012.

The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2013			December 31, 2012			March 31, 2012 (2)
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$146.3	$0.1	0.21%	$127.5	$0.1	0.22%	$535.9	$0.3	0.24%
Securities (3)	4,548.2	24.5	2.15	3,866.8	22.2	2.29	2,750.7	18.7	2.72
Loans held for sale	24.7	0.4	7.00	28.2	0.4	6.40	39.1	0.5	4.96
Loans:
Commercial (4)	8,244.1	88.9	4.31	8,081.5	92.7	4.59	7,373.6	94.6	5.14
Commercial real estate	7,399.5	85.5	4.62	7,043.8	86.0	4.89	7,118.7	91.7	5.15
Residential mortgage	3,909.8	34.5	3.53	3,898.5	34.6	3.55	3,713.1	36.2	3.89
Consumer	2,148.1	18.8	3.50	2,159.3	19.5	3.61	2,201.5	20.7	3.77

Total loans	21,701.5	227.7	4.20	21,183.1	232.8	4.40	20,406.9	243.2	4.77

Total earning assets	26,420.7	$252.7	3.83%	25,205.6	$255.5	4.05%	23,732.6	$262.7	4.43%

Other assets	3,757.3			3,785.2			3,729.9

Total assets	$30,178.0			$28,990.8			$27,462.5

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,879.0	$—	—%	$4,895.7	$—	—%	$4,406.8	$—	—%
Savings, interest-bearing checking and money market	12,042.2	8.0	0.27	11,863.1	8.6	0.29	11,186.5	11.0	0.39
Time	4,637.2	12.8	1.10	4,798.2	13.3	1.11	5,250.0	12.1	0.92

Total deposits	21,558.4	20.8	0.39	21,557.0	21.9	0.41	20,843.3	23.1	0.44

Borrowings:
FHLB advances	1,344.0	1.7	0.52	622.8	1.4	0.91	331.9	1.2	1.48
Federal funds purchased	603.3	0.3	0.20	465.2	0.3	0.24	5.3	—	0.15
Retail repurchase agreements	559.6	0.3	0.20	539.3	0.3	0.23	494.6	0.4	0.30
Other borrowings	1.1	—	1.60	1.1	—	1.53	26.9	0.1	0.97

Total borrowings	2,508.0	2.3	0.37	1,628.4	2.0	0.50	858.7	1.7	0.78

Notes and debentures	659.1	6.3	3.81	301.4	3.0	3.89	159.7	2.2	5.47

Total funding liabilities	24,725.5	$29.4	0.48%	23,486.8	$26.9	0.45%	21,861.7	$27.0	0.49%

Other liabilities	448.0			397.3			383.8

Total liabilities	25,173.5			23,884.1			22,245.5
Stockholders’ equity	5,004.5			5,106.7			5,217.0

Total liabilities and stockholders’ equity	$30,178.0			$28,990.8			$27,462.5

Net interest income/spread (5)		$223.3	3.35%		$228.6	3.60%		$235.7	3.94%

Net interest margin			3.38%			3.63%			3.97%

Operating net interest margin (6)			3.38%			3.63%			3.97%

(1)	Average yields earned and rates paid are annualized.
(2)	Previously reported amounts have been revised to reflect a $1.9 million reduction in both commercial loan interest income and net interest income. As a result, the yield on commercial loans and the net interest margin were reduced by 10 basis points and 4 basis points, respectively.
(3)	Average balances and yields for securities available for sale are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $4.0 million, $3.5 million and $2.5 million for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
(6)	See Non-GAAP financial measures and reconciliation to GAAP.

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

	Three Months Ended March 31, 2013 Compared To
	December 31, 2012			March 31, 2012
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$—	$—	$(0.2)	$—	$(0.2)
Securities	3.7	(1.4)	2.3	10.3	(4.5)	5.8
Loans held for sale	(0.1)	0.1	—	(0.2)	0.1	(0.1)
Loans:
Commercial	1.9	(5.7)	(3.8)	10.4	(16.1)	(5.7)
Commercial real estate	4.2	(4.7)	(0.5)	3.5	(9.7)	(6.2)
Residential mortgage	0.1	(0.2)	(0.1)	1.8	(3.5)	(1.7)
Consumer	(0.1)	(0.6)	(0.7)	(0.5)	(1.4)	(1.9)

Total loans	6.1	(11.2)	(5.1)	15.2	(30.7)	(15.5)

Total change in interest and dividend income	9.7	(12.5)	(2.8)	25.1	(35.1)	(10.0)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.1	(0.7)	(0.6)	0.8	(3.8)	(3.0)
Time	(0.4)	(0.1)	(0.5)	(1.5)	2.2	0.7

Total deposits	(0.3)	(0.8)	(1.1)	(0.7)	(1.6)	(2.3)

Borrowings:
FHLB advances	1.1	(0.8)	0.3	1.7	(1.2)	0.5
Federal funds purchased	0.1	(0.1)	—	0.3	—	0.3
Retail repurchase agreements	—	—	—	—	(0.1)	(0.1)
Other borrowings	—	—	—	(0.1)	—	(0.1)

Total borrowings	1.2	(0.9)	0.3	1.9	(1.3)	0.6

Notes and debentures	3.4	(0.1)	3.3	4.9	(0.8)	4.1

Total change in interest expense	4.3	(1.8)	2.5	6.1	(3.7)	2.4

Change in net interest income	$5.4	$(10.7)	$(5.3)	$19.0	$(31.4)	$(12.4)

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Bank service charges	$30.1	$31.4	$30.3
Investment management fees	9.0	8.9	8.6
Insurance revenue	8.3	6.7	8.4
Brokerage commissions	3.3	2.9	3.1
Operating lease income	8.3	8.5	6.7
Net gains on sales of residential mortgage loans	5.7	6.1	3.6
Net gains on sales of acquired loans	—	0.3	—
Other non-interest income:
Commercial banking fees	11.3	12.3	4.8
Bank-owned life insurance	0.9	1.1	1.8
Merchant services income, net	1.2	1.3	1.1
Other	4.8	4.8	4.0

Total other non-interest income	18.2	19.5	11.7

Total non-interest income	$82.9	$84.3	$72.4

Total non-interest income increased $10.5 million compared to the first quarter of 2012 and decreased $1.4 million compared to the fourth quarter of 2012. The improvement in non-interest income compared to the first quarter of 2012 primarily reflects increases in commercial banking fees and gains on sales of residential mortgage loans. The decrease in non-interest income compared to the fourth quarter of 2012 primarily reflects lower bank service charges and commercial banking fees, partially offset by the seasonal nature of insurance revenue, which is generally highest in the first and third quarters of the year.

The decline in bank service charges from the fourth quarter of 2012 primarily reflects the seasonal nature of certain fee categories. Bank service charges continue to be impacted as a result of certain provisions of the DFA (see Recent Market Developments). The increase in insurance revenue from the fourth quarter of 2012 reflects the seasonal nature of insurance renewals.

The improvement in brokerage commissions compared to the fourth quarter of 2012 reflects higher levels of mutual fund commission income and additional customers added in our newer markets.

The increase in net gains on sales of residential mortgage loans from the first quarter of 2012 reflects improved “pricing” on residential mortgage loans sold directly to a government sponsored enterprise (“GSE”) as well as a 4% increase in the volume of residential mortgage loan sales.

BOLI income totaled $0.9 million ($1.3 million on a taxable-equivalent basis) in the first quarter of 2013, compared to $1.8 million ($2.7 million on a taxable-equivalent basis) in the year-ago quarter and $1.1 million ($1.6 million on a taxable-equivalent basis) in the fourth quarter of 2012. The decrease in BOLI income primarily reflects a lower crediting rate due to the continued low interest rate environment.

Compared to the first quarter of 2012, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers while the increase in commercial banking fees primarily reflects higher prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $10.7 billion and $4.7 billion, respectively, at March 31, 2013 compared to $11.4 billion and $4.5 billion, respectively, at December 31, 2012.

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

Non-Interest Expense

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2013	2012	2012
Compensation and benefits	$108.2	$97.4	$110.3
Occupancy and equipment	37.9	37.9	33.4
Professional and outside service fees	13.9	16.8	15.3
Operating lease expense	7.5	7.5	5.6
Amortization of other acquisition-related intangible assets	6.5	6.7	6.6
Other non-interest expense:
Regulatory	8.1	8.2	7.8
Stationery, printing, postage and telephone	5.2	5.5	5.7
Advertising and promotion	2.7	4.3	4.4
Other	22.0	23.1	19.5

Total other non-interest expense	38.0	41.1	37.4

Total non-interest expense	212.0	207.4	208.6

Efficiency ratio	64.1%	63.1%	63.6%

Total non-interest expense in the first quarter of 2013 increased $3.4 million compared to the first quarter of 2012 and increased $4.6 million compared to the fourth quarter of 2012. Total non-interest expense includes non-operating expenses (see below) totaling $8.0 million in the first quarter of 2013, $3.0 million in the first quarter of 2012 and $2.9 million in the fourth quarter of 2012.

The increase in the efficiency ratio in the first quarter of 2013 compared to both the first and fourth quarters of 2012 primarily reflects the decrease in net interest income (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits decreased $2.1 million compared to the year-ago quarter and increased $10.8 million compared to the fourth quarter of 2012. The year-over-year decrease primarily reflects the lower level of incentive accruals in the first quarter of 2013 and the benefit from cost-saving initiatives, partially offset by normal merit increases. The increase from the fourth quarter of 2012 primarily reflects higher payroll-related costs in the first quarter of 2013 and lower incentive costs in the fourth quarter of 2012.

The increase in occupancy and equipment compared to the first quarter of 2012 primarily reflects the incremental costs associated with the continued geographic expansion of the Company’s franchise, including the purchase of 57 branches late in the second quarter of 2012. The increase in operating lease expense compared to the first quarter of 2012 relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2013 and each of the next five years is as follows: $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; and $10.2 million in 2018.

Other non-interest expense in the first quarter of 2013 includes a $6.2 million charge associated with the writedown of certain banking house assets.

Income Taxes

People’s United Financial’s effective income tax rate was 32.5% for the three months ended March 31, 2013, which approximates the expected income tax rate for the full-year of 2013, compared to 32.4% for the full-year of 2012. The difference between People’s United Financial’s effective income tax rate for the three months ended March 31, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax-exempt interest earned on certain investments; (iii) tax-exempt income from bank-owned life insurance; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2013 were $30.6 billion, a $274 million increase from December 31, 2012, reflecting increases of $424 million in total loans and $47 million in total securities, partially offset by a $154 million decrease in cash and cash equivalents.

At March 31, 2013, liabilities totaled $25.7 billion, a $427 million increase from December 31, 2012, reflecting increases of $463 million in total borrowings and $41 million in total deposits, partially offset by a $78 million decrease in other liabilities.

The increase in total loans from December 31, 2012 to March 31, 2013 reflects increases of $305 million in commercial real estate loans, $73 million in residential mortgage loans, $39 million in commercial and industrial loans, and $30 million in equipment financing loans, partially offset by a $23 million decrease in consumer loans. Originated loans increased $579 million from December 31, 2012 (commercial banking loans increased $498 million and retail loans increased $81 million) and acquired loans decreased $155 million.

Non-performing assets (excluding acquired non-performing loans) totaled $285.1 million at March 31, 2013, a $4.5 million decrease from year-end 2012, reflecting decreases in non-performing commercial and industrial loans of $3.9 million, non-performing equipment financing loans of $2.4 million, REO of $2.1 million and repossessed assets of $1.1 million, partially offset by increases in non-performing commercial real estate loans of $2.1 million, non-performing residential mortgage loans of $1.8 million and non-performing consumer loans of $1.1 million. The allowance for loan losses was $187.3 million ($177.5 million on originated loans and $9.8 million on acquired loans) at March 31, 2013 compared to $188.0 million ($177.5 million on originated loans and $10.5 million on acquired loans) at December 31, 2012. At March 31, 2013, the originated allowance for loan losses as a percent of originated loans was 0.88% and as a percent of originated non-performing loans was 70.6%, compared to 0.91% and 70.3%, respectively, at December 31, 2012.

People’s United Financial’s total stockholders’ equity was $4.9 billion at March 31, 2013, a $153 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 11.1 million shares of common stock at a total cost of $144.2 million and dividends paid of $52.8 million, partially offset by net income of $52.5 million. As a percentage of total assets, stockholders’ equity was 16.0% at March 31, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity as a percentage of tangible assets was 9.6% at March 31, 2013 compared to 10.2% at December 31, 2012.

People’s United Financial’s (consolidated) tier 1 common and tier 1 and total risk-based capital ratios were 12.0%, 12.5% and 13.7%, respectively, at March 31, 2013, compared to 12.7%, 13.2% and 14.7%, respectively, at December 31, 2012. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 9.7%, 12.1% and 13.5%, respectively, at March 31, 2013, compared to 9.8%, 12.2% and 13.1%, respectively, at December 31, 2012 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. The following tables summarize People’s United Financial’s loan portfolios.

Commercial Real Estate

(in millions)	March 31, 2013	December 31, 2012
Property Type:
Office buildings	$2,250.8	$2,208.8
Residential (multi-family)	1,984.3	1,762.7
Retail	1,929.7	1,873.0
Industrial/manufacturing	534.4	543.9
Hospitality and entertainment	373.9	342.8
Mixed/special use	181.6	210.0
Self storage	108.3	107.8
Land	105.6	109.4
Health care	74.4	84.2
Other properties	56.2	51.6

Total commercial real estate	$7,599.2	$7,294.2

Commercial and Industrial

(in millions)	March 31, 2013	December 31, 2012
Industry:
Finance, insurance and real estate	$1,684.4	$1,730.9
Service	1,103.0	1,111.5
Manufacturing	864.4	816.5
Health services	614.3	592.2
Wholesale distribution	565.9	561.9
Retail sales	543.0	531.7
Construction	185.0	184.9
Arts/entertainment/recreation	160.7	156.4
Transportation/utility	147.8	144.7
Public administration	69.7	69.4
Agriculture	21.3	21.9
Other	127.2	125.7

Total commercial & industrial	$6,086.7	$6,047.7

Equipment Financing

(in millions)	March 31, 2013	December 31, 2012 (1)
Industry:
Transportation/utility	$770.9	$753.3
Construction	320.9	317.1
Printing	269.6	276.3
Finance, insurance and real estate	216.9	212.1
Waste	175.1	167.2
Packaging	138.1	144.7
General manufacturing	135.3	132.4
Wholesale distribution	117.3	115.3
Health services	58.1	54.0
Service	57.6	59.7
Food services	25.7	26.1
Retail sales	17.7	18.9
Other	79.6	75.2

Total equipment financing	$2,382.8	$2,352.3

(1)	Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Residential Mortgage

(in millions)	March 31, 2013	December 31, 2012
Adjustable-rate	$3,429.8	$3,335.2
Fixed-rate	529.0	550.9

Total residential mortgage	$3,958.8	$3,886.1

Consumer

(in millions)	March 31, 2013	December 31, 2012
Home equity lines of credit	$1,856.2	$1,865.6
Home equity loans	186.4	185.9
Indirect auto	48.4	58.5
Other	42.4	46.3

Total consumer	$2,133.4	$2,156.3

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

In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2013 are $29.3 million of such loans. Of this amount, $17.8 million, or 61%, were less than 90 days past due on their payments as of that date.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the three months ended March 31, 2013, we performed 18 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

Portfolio Risk Elements—Residential Mortgage Lending

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

At March 31, 2013, the loan portfolio included $759 million of interest-only residential mortgage loans, of which $8 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2013, non-performing residential mortgage loans totaling $4.9 million had current LTV ratios of more than 100%. At March 31, 2013, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were approximately 62% and 742, respectively.

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

During the three months ended March 31, 2013, the Company repurchased from GSEs and other parties a total of 3 residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $0.6 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 4 investor refunds, totaling $0.2 million, under contractual obligations as a result of early payoffs, make whole payments, sales and settlement differences and underwriting non-compliance. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.9 million as of March 31, 2013.

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

The following table sets forth, as of March 31, 2013, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2013	$150.7
2014	284.8
2015	323.1
2016	329.8
2017	427.8
2018	441.3
Later years	1,646.7

Total	$3,604.2

Essentially all of our HELOCs (96%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at March 31, 2013 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,790.0	$25.9	1.45%
Amortizing payment	66.2	4.6	6.96

For the three months ended March 31, 2013, approximately 35% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of the home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2013, full and complete first lien position data was not readily available for approximately 71% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2013, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $9.8 million.

As of March 31, 2013, full and complete first lien position data was readily available for approximately 29%, or $596 million, of the home equity portfolio. Of that total, approximately 37%, or $221 million, are in a junior lien position. We estimate that of those junior liens, 40%, or $88 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2013, there were 30 loans totaling $2.3 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 19 of the loans (totaling $1.0 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 19 loans was $0.6 million as of March 31, 2013. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of March 31, 2013.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2013, approximately 78% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average loans.

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

At March 31, 2013, the weighted average CLTV ratio and FICO score for the home equity portfolio were approximately 63% and 840, respectively.

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

People’s United Financial’s construction loan portfolio totaled $531 million (approximately 2% of total loans) at March 31, 2013. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $911 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2013, construction loans totaling $177 million had remaining available interest reserves totaling $41 million. At that date, the Company had construction loans with interest reserves totaling $0.8 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $18 million of restructured construction loans as of March 31, 2013.

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

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, delinquency trends and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High”, “Moderate” or “Low” risk.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the three months ended March 31, 2013.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2013. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At March 31, 2013 and December 31, 2012, the allowance for loan losses on acquired loans was $9.8 million and $10.5 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Allowance for loan losses on originated loans:
Balance at beginning of period	$177.5	$175.5	$175.5
Charge-offs	(11.2)	(11.6)	(12.9)
Recoveries	1.4	1.6	1.7

Net loan charge-offs	(9.8)	(10.0)	(11.2)
Provision for loan losses	9.8	12.0	11.2

Balance at end of period	$177.5	$177.5	$175.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.5	$10.5	$7.4
Charge-offs	(3.3)	—	—
Provision for loan losses	2.6	—	0.3

Balance at end of period	$9.8	$10.5	$7.7

Originated allowance for loan losses as a percentage of:
Originated loans	0.88%	0.91%	1.03%
Originated non-performing loans	70.6	70.3	61.5
Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	1.11	1.13	1.34
Retail originated allowance for loan losses as a percentage of originated retail loans	0.32	0.36	0.34

The provision for loan losses on originated loans in the first quarter of 2013 totaled $9.8 million, reflecting $9.8 million in net loan charge-offs (including $6.3 million against previously-established specific reserves) and a $6.3 million increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans in the first quarter of 2012 totaled $11.2 million, reflecting $11.2 million in net loan charge-offs (including $4.8 million against previously-established specific reserves) and a $4.8 million increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans in the first quarter of 2013 reflects loan impairment primarily attributable to a single acquired loan. Management believes that the level of the allowance for loan losses at March 31, 2013 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Commercial Banking:
Commercial real estate	$6.1	$2.5	$5.0
Commercial and industrial	3.7	2.7	1.6
Equipment financing	(0.4)	1.0	0.6

Total	9.4	6.2	7.2

Retail:
Residential mortgage	1.9	1.7	2.0
Home equity	1.5	1.7	1.7
Other consumer	0.3	0.4	0.3

Total	3.7	3.8	4.0

Total	$13.1	$10.0	$11.2

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31, 2013	Dec. 31, 2012	March 31, 2012
Commercial Banking:
Commercial real estate	0.33%	0.14%	0.28%
Commercial and industrial	0.25	0.18	0.12
Equipment financing	(0.07)	0.19	0.12
Retail:
Residential mortgage	0.19	0.18	0.22
Home equity	0.30	0.32	0.33
Other consumer	1.36	1.47	0.70
Total portfolio	0.24%	0.19%	0.22%

Net loan charge-offs in the first quarter of 2013 include $3.3 million of acquired loan charge-offs (primarily commercial real estate acquired loans). Excluding acquired loan charge-offs, net loan charge-offs as a percentage of average total loans (annualized) were 0.18%. The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2013 or December 31, 2012.

Non-Performing Assets

(dollars in millions)	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$86.5	$84.4	$88.5	$90.5	$97.3
Commercial and industrial	50.9	54.8	64.6	62.2	63.0
Equipment financing	24.8	27.2	37.4	37.3	39.6

Total	162.2	166.4	190.5	190.0	199.9

Retail:
Residential mortgage	66.8	65.0	60.6	63.7	70.0
Home equity	22.2	21.0	14.6	13.7	15.3
Other consumer	0.2	0.3	0.3	0.2	0.2

Total	89.2	86.3	75.5	77.6	85.5

Total originated non-performing loans (1)	251.4	252.7	266.0	267.6	285.4
REO	26.5	28.6	19.8	19.7	21.9
Repossessed assets	7.2	8.3	8.2	7.2	9.1

Total non-performing assets	$285.1	$289.6	$294.0	$294.5	$316.4

Originated non-performing loans as a percentage of originated loans	1.25%	1.30%	1.45%	1.52%	1.67%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.42	1.48	1.59	1.67	1.85
Tangible stockholders’ equity and originated allowance for loan losses	9.78	9.45	9.41	9.37	9.96

(1)	Reported net of government guarantees totaling $9.9 million at March 31, 2012, $9.7 million at Dec. 31, 2012, $14.1 million at Sept. 30, 2012, $14.8 million at June 30, 2012 and $15.6 million at March 31, 2012. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2013, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 90%) and commercial real estate loans (approximately 10%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $174 million and $7 million, respectively, at March 31, 2013; $174 million and $8 million, respectively, at December 31, 2012; $191 million and $11 million, respectively, at September 30, 2012; $225 million and $11 million, respectively, at June 30, 2012; and $234 million and $13 million, respectively, at March 31, 2012. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $4.5 million from December 31, 2012 and equaled 1.42% of originated loans, REO and repossessed assets at March 31, 2013. The decrease in total non-performing assets from December 31, 2012 reflects decreases in non-performing commercial and industrial loans of $3.9 million, non-performing equipment financing loans of $2.4 million, REO of $2.1 million and repossessed assets of $1.1 million, partially offset by increases in non-performing commercial real estate loans of $2.1 million, non-performing residential mortgage loans of $1.8 million and non-performing consumer loans of $1.1 million.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $539 million in originated potential problem loans at March 31, 2013. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2013, originated potential problem loans consisted of $299 million of commercial and industrial loans, $135 million of commercial real estate loans and $105 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows presents data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2013, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale. People’s United Bank’s liquid assets included $448 million in cash and cash equivalents, $4.6 billion in debt securities available for sale and $6 million in trading account securities. Securities available for sale with a fair value of $1.36 billion at March 31, 2013 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $21.8 billion at March 31, 2013 and represented 72% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $2.8 billion and $659 million, respectively, at March 31, 2013, representing 9% and 2%, respectively, of total funding at that date.

People’s United Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At March 31, 2013, People’s United Bank’s total borrowing limit from the FHLB of Boston and the FRB-NY for advances, and repurchase agreements, was $4.7 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $1.2 billion at that date.

At March 31, 2013, People’s United Bank had outstanding commitments to originate loans totaling $1.1 billion and approved, but unused, lines of credit extended to customers totaling $5.0 billion (including $1.9 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $4.89 billion at March 31, 2013, a $153 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 11.1 million shares of common stock at a total cost of $144.2 million and dividends paid of $52.8 million, partially offset by net income of $52.5 million.

Stockholders’ equity equaled 16.0% of total assets at March 31, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity equaled 9.6% of tangible assets at March 31, 2013 compared to 10.2% at December 31, 2012.

In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of common stock. Under the repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the three months ended March 31, 2013, the Company repurchased 11.1 million shares of People’s United Financial common stock under this authorization at a total cost of $144.2 million. Through May 6, 2013, an additional 3.2 million shares of People’s United Financial’s common stock had been repurchased under this authorization at a total cost of $42.1 million.

In April 2013, People’s United Financial’s Board of Directors voted to increase the common dividend on common stock to an annual rate of $0.65 per share. The quarterly dividend of $0.1625 per share is payable on May 15, 2013 to shareholders of record on May 1, 2013.

In March 2013, People’s United Bank paid a cash dividend of $60 million to People’s United Financial.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 9.7% at March 31, 2013, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC.

People’s United Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2013 with ratios of 9.7% and 13.5%, respectively, compared to 9.8% and 13.1%, respectively, at December 31, 2012. People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at March 31, 2013.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2013 to the OCC’s requirements. At March 31, 2013, People’s United Bank’s adjusted total assets, as defined, were $28.5 billion and its total risk-weighted assets, as defined, were $22.9 billion. At March 31, 2013, People’s United Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
As of March 31, 2013 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,776.4	(1)	9.7%	n/a	n/a	$427.8	1.5%
Leverage (core) capital	2,776.4	(1)	9.7	$1,426.1	5.0%	1,140.9	4.0
Risk-based capital:
Tier 1	2,776.4	(1)	12.1	1,374.8	6.0	916.5	4.0
Total	3,085.3	(2)	13.5	2,291.3	10.0	1,833.1	8.0

(1)	Represents People’s United Bank’s total equity, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iii) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	March 31, 2013	December 31, 2012
Tangible equity to tangible assets	9.6%	10.2%
Leverage (Tier 1 capital to adjusted total assets)	10.0	10.6
Tier 1 common equity to total risk-weighted assets (1)	12.0	12.7
Tier 1 risk-based capital to total risk-weighted assets	12.5	13.2
Total risk-based capital to total risk-weighted assets	13.7	14.7

(1)	Tier 1 common equity represents total stockholders’ equity, excluding goodwill and other acquisition-related intangible assets.

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

Interest Rate Risk

The effective management of IRR is essential to achieving the Company’s financial objectives. This responsibility is carried out by ALCO. The goal of ALCO is to generate a stable net interest margin over entire interest rate cycles regardless of changes in either short- or long-term interest rates. Generating earnings by taking excessive IRR is prohibited by the IRR limits established by the Company’s Board of Directors. ALCO manages IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

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

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2013 and December 31, 2012. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	As of March 31, 2013	As of December 31, 2012
+300	17.0%	17.9%
+200	11.0	11.6
+100	4.9	5.1
-25	(0.9)	(1.0)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	As of March 31, 2013	As of December 31, 2012
Long End +100	3.6%	3.5%
Long End +50	1.9	1.8
Long End -50	(1.8)	(1.7)
Long End -100	(3.3)	(3.0)
Short End +100	1.4	1.8
Short End +50	0.4	0.6
Short End -25	0.1	(0.1)

The net interest income at risk simulation results indicate that at both March 31, 2013 and December 31, 2012, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to approximately one-third of the Company’s loan portfolio being comprised of Prime and one-month Libor-based loans that are primarily funded by less rate-sensitive core deposits.

Asset sensitivity decreased slightly from December 31, 2012, as a result of loan growth being funded primarily by short-term borrowings. The Company is less asset sensitive when the “short-end” rises as a result of the increase in short-term borrowings. Based on the Company’s interest rate position at March 31, 2013, an immediate 100 basis point increase in interest rates translates to an approximate $45 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s IRR position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in income simulation. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

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

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various shifts in interest rates. Given the interest rate environment at both March 31, 2013 and December 31, 2012, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	As of March 31, 2013	As of December 31, 2012
+300	(3.0)%	(1.4)%
+200	(0.2)	0.7
+100	0.5	0.9
-25	(0.2)	(0.3)

The Company’s economic value of equity at risk profile was also impacted by loan growth being funded primarily by short-term borrowings. As a result, the Company is less asset sensitive in a shock up 100 basis points scenario, is risk neutral in the up 200 basis points scenario and more liability sensitive in the up 300 basis points scenario compared to results at December 31, 2012.

People’s United Financial’s IRR position at March 31, 2013, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a neutral economic value of equity at risk position at that date. Asset sensitivity over the next twelve months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less rate sensitive core deposits. From a longer-term perspective, these core deposits are supporting longer duration loan assets serving to create a neutral risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of March 31, 2013, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2013, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2013 was $12.7 million, for which People’s United Financial had posted collateral of $11.0 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.7 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of March 31, 2013 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$4.4
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	47	2
Fair value:
Recognized as an asset	$—	$0.1
Recognized as a liability	3.1	—

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of March 31, 2013 (dollars in millions)	Commercial Customers	Other Counterparties
Notional principal amounts	$1,385.6	$1,385.6
Weighted average interest rates:
Pay floating (receive fixed)	0.23%(2.13%)	—
Pay fixed (receive floating)	—	2.03%(0.23%)
Weighted average remaining term to maturity (in months)	91	91
Fair value:
Recognized as an asset	$66.4	$4.4
Recognized as a liability	2.7	59.2

See Note 11 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 80 through 84 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2013, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2013, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, People’s United Financial is subject to various legal proceedings. Management has discussed with legal counsel the nature of these legal proceedings. In the opinion of management, People’s United Financial’s financial condition, results of operations or liquidity will not be affected materially as a result of the eventual outcome of these legal proceedings. See Note 8 to the Consolidated Financial Statements for a further discussion of legal proceedings.

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2013:
Tendered by employees (1)	36,947	$12.57	—	—
Publicly announced program (2)	2,128,298	$12.45	2,128,298	31,258,102
February 1 - 28, 2013:
Tendered by employees (1)	29,062	$12.64	—	—
Publicly announced program (2)	4,189,268	$12.82	4,189,268	27,068,834
March 1 - 31, 2013:
Tendered by employees (1)	68,143	$13.15	—	—
Publicly announced program (2)	4,811,234	$13.31	4,811,234	22,257,600

Total:
Tendered by employees (1)	134,152	$12.88	—	—
Publicly announced program (2)	11,128,800	$12.96	11,128,800	22,257,600

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of up to 10% of People’s United Financial’s outstanding common stock, or 33.6 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through May 6, 2013, 14.5 million shares of People’s United Financial’s common stock had been repurchased under this program at a total cost of $189.0 million. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc.

3.2	Seventh Amended and Restated Bylaws of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1

The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended

March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2013	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc.

3.2	Seventh Amended and Restated Bylaws of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.