Form 10-Q
period 2013-09-30
People's United Financial, Inc.
filed 2013-11-12
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 317,800,729 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

	September 30,	December 31,
(in millions)	2013	2012
Assets
Cash and due from banks	$447.3	$470.0
Short-term investments (note 2)	147.9	131.4

Total cash and cash equivalents	595.2	601.4

Securities (note 2):
Trading account securities, at fair value	6.3	6.5
Securities available for sale, at fair value	4,194.8	4,532.3
Securities held to maturity, at amortized cost (fair value of $58.9 million and $60.9 million)	56.0	56.2
Federal Home Loan Bank stock, at cost	122.0	73.7

Total securities	4,379.1	4,668.7

Loans held for sale	28.5	77.0

Loans (note 3):
Commercial	8,457.2	8,400.0
Commercial real estate	8,393.1	7,294.2
Residential mortgage	4,235.8	3,886.1
Consumer	2,141.3	2,156.3

Total loans	23,227.4	21,736.6
Less allowance for loan losses	(188.2)	(188.0)

Total loans, net	23,039.2	21,548.6

Goodwill (note 6)	1,954.5	1,954.5
Other acquisition-related intangible assets (note 6)	179.4	199.0
Premises and equipment	314.2	330.4
Bank-owned life insurance	338.3	336.5
Other assets (notes 3 and 11)	682.2	608.3

Total assets	$31,510.6	$30,324.4

Liabilities
Deposits:
Non-interest-bearing	$5,105.7	$5,084.3
Savings, interest-bearing checking and money market	12,657.5	11,959.8
Time	4,426.4	4,706.4

Total deposits	22,189.6	21,750.5

Borrowings:
Federal Home Loan Bank advances	2,370.6	1,178.3
Federal funds purchased	704.0	619.0
Retail repurchase agreements	539.5	588.2
Other borrowings	7.3	1.0

Total borrowings	3,621.4	2,386.5

Notes and debentures	639.0	659.0
Other liabilities (note 11)	423.0	489.6

Total liabilities	26,873.0	25,285.6

Commitments and contingencies (note 8)
Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 396.4 million shares and 395.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,272.7	5,261.3
Retained earnings	770.5	756.2
Treasury stock, at cost (80.6 million shares and 56.2 million shares) (note 4)	(1,039.0)	(712.2)
Accumulated other comprehensive loss (note 4)	(202.5)	(96.9)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.1 million shares and 8.4 million shares) (note 7)	(168.0)	(173.5)

Total stockholders’ equity	4,637.6	5,038.8

Total liabilities and stockholders’ equity	$31,510.6	$30,324.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2013	2012	2013	2012
Interest and dividend income:
Commercial real estate	$90.0	$91.3	$262.7	$279.4
Commercial	86.4	91.3	260.3	275.2
Residential mortgage	34.7	37.1	103.5	109.1
Consumer	18.6	19.8	56.1	60.5

Total interest on loans	229.7	239.5	682.6	724.2
Securities	22.0	20.3	66.9	56.6
Loans held for sale	0.5	0.5	1.3	1.4
Short-term investments	—	—	0.2	0.7

Total interest and dividend income	252.2	260.3	751.0	782.9

Interest expense:
Deposits	20.1	22.1	61.4	68.8
Borrowings	2.7	1.8	7.6	5.1
Notes and debentures	5.9	1.6	18.3	5.4

Total interest expense	28.7	25.5	87.3	79.3

Net interest income	223.5	234.8	663.7	703.6
Provision for loan losses (note 3)	12.1	15.1	33.7	37.2

Net interest income after provision for loan losses	211.4	219.7	630.0	666.4

Non-interest income:
Bank service charges	33.3	33.0	95.5	95.8
Investment management fees	9.2	8.7	27.6	26.0
Insurance revenue	9.1	9.5	24.5	25.1
Brokerage commissions	3.3	2.8	10.0	9.3
Operating lease income	8.7	8.3	25.1	22.7
Net gains on sales of residential mortgage loans	3.9	3.6	13.8	10.0
Net gains on sales of acquired loans	—	—	5.8	0.7
Other non-interest income	16.5	15.5	50.7	39.9

Total non-interest income	84.0	81.4	253.0	229.5

Non-interest expense:
Compensation and benefits	106.9	106.7	319.5	321.5
Occupancy and equipment	36.7	36.5	111.5	104.0
Professional and outside service fees	16.1	15.8	44.9	48.6
Operating lease expense	7.8	6.8	22.9	18.8
Amortization of other acquisition-related intangible assets (note 6)	6.5	6.7	19.6	20.1
Other non-interest expense	38.5	36.4	111.9	110.2

Total non-interest expense	212.5	208.9	630.3	623.2

Income before income tax expense	82.9	92.2	252.7	272.7
Income tax expense	24.4	30.0	79.6	88.6

Net income	$58.5	$62.2	$173.1	$184.1

Earnings per common share (note 5):
Basic	$0.19	$0.18	$0.55	$0.54
Diluted	0.19	0.18	0.55	0.54

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Net income	$58.5	$62.2	$173.1	$184.1

Other comprehensive (loss) income, net of tax:
Net actuarial loss, prior service cost and transition obligation related to pension and other postretirement benefit plans	1.0	0.9	3.3	3.1
Net unrealized gains and losses on securities available for sale	(24.4)	11.1	(110.0)	15.8
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.3)	(0.8)	1.1	(2.1)

Total other comprehensive (loss) income, net of tax (note 4)	(23.7)	11.2	(105.6)	16.8

Total comprehensive income	$34.8	$73.4	$67.5	$200.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

					Accumulated	Unallocated
		Additional			Other	ESOP	Total
Nine months ended September 30, 2013	Common	Paid-In	Retained	Treasury	Comprehensive	Common	Stockholders’
(in millions, except per share data)	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance at December 31, 2012	$3.9	$5,261.3	$756.2	$(712.2)	$(96.9)	$(173.5)	$5,038.8
Net income	—	—	173.1	—	—	—	173.1
Other comprehensive loss, net of tax	—	—	—	—	(105.6)	—	(105.6)
Cash dividends on common stock ($0.4850 per share)	—	—	(155.0)	—	—	—	(155.0)
Restricted stock awards	—	6.4	(0.1)	0.6	—	—	6.9
ESOP common stock committed to be released (note 7)	—	—	(1.9)	—	—	5.5	3.6
Common stock repurchased (note 4)	—	—	—	(327.4)	—	—	(327.4)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.8)	—	—	—	(1.8)
Stock options and related tax benefits	—	5.0	—	—	—	—	5.0

Balance at September 30, 2013	$3.9	$5,272.7	$770.5	$(1,039.0)	$(202.5)	$(168.0)	$4,637.6

					Accumulated	Unallocated
		Additional			Other	ESOP	Total
Nine months ended September 30, 2012	Common	Paid-In	Retained	Treasury	Comprehensive	Common	Stockholders’
(in millions, except per share data)	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance at December 31, 2011	$3.9	$5,247.0	$734.5	$(493.5)	$(95.8)	$(180.7)	$5,215.4
Net income	—	—	184.1	—	—	—	184.1
Other comprehensive income, net of tax	—	—	—	—	16.8	—	16.8
Cash dividends on common stock ($0.4775 per share)	—	—	(164.3)	—	—	—	(164.3)
Restricted stock awards	—	10.9	(0.4)	1.0	—	—	11.5
ESOP common stock committed to be released (note 7)	—	—	(2.2)	—	—	5.4	3.2
Common stock repurchased (note 4)	—	—	—	(163.7)	—	—	(163.7)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)
Stock options and related tax benefits	—	6.0	—	—	—	—	6.0

Balance at September 30, 2012	$3.9	$5,263.9	$750.1	$(656.2)	$(79.0)	$(175.3)	$5,107.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash Flows from Operating Activities:
Net income	$173.1	$184.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	33.7	37.2
Depreciation and amortization of premises and equipment	30.3	29.1
Expense related to operating leases	22.9	18.8
Amortization of other acquisition-related intangible assets	19.6	20.1
Net gains on sales of residential mortgage loans	(13.8)	(10.0)
Net gains on sales of acquired loans	(5.8)	(0.7)
ESOP common stock committed to be released	3.6	3.2
Expense related to share-based awards	10.2	17.1
Originations of loans held-for-sale	(635.8)	(651.1)
Proceeds from sales of loans held-for-sale	698.1	703.0
Net decrease in trading account securities	0.2	65.5
Net changes in other assets and liabilities	(46.4)	14.6

Net cash provided by operating activities	289.9	430.9

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	768.7	662.6
Proceeds from principal repayments of securities held to maturity	0.2	0.2
Proceeds from redemption of FHLB stock	0.9	4.0
Purchases of securities available for sale	(630.4)	(1,560.1)
Purchases of FHLB stock	(49.2)	—
Proceeds from sales of loans	14.8	9.9
Loan disbursements, net of principal collections	(1,541.4)	(741.0)
Purchases of premises and equipment	(14.1)	(14.2)
Purchases of leased equipment	(32.5)	(46.0)
Proceeds from sales of real estate owned	12.8	20.2
Return of premiums on bank-owned life insurance, net	0.9	1.4
Net cash received in branch transactions	—	298.2

Net cash used in investing activities	(1,469.3)	(1,364.8)

Cash Flows from Financing Activities:
Net increase in deposits	439.1	233.4
Net increase in borrowings with terms of three months or less	1,272.7	671.3
Repayments of borrowings with terms of more than three months	(35.4)	(0.4)
Repayments of notes and debentures	(20.6)	—
Cash dividends paid on common stock	(155.0)	(164.3)
Common stock repurchases	(329.2)	(165.3)
Proceeds from stock options exercised, including excess income tax benefits	1.6	0.3

Net cash provided by financing activities	1,173.2	575.0

Net decrease in cash and cash equivalents	(6.2)	(358.9)
Cash and cash equivalents at beginning of period	601.4	780.9

Cash and cash equivalents at end of period	$595.2	$422.0

Supplemental Information:
Interest payments	$85.7	$85.7
Income tax payments	82.2	73.6
Real estate properties acquired by foreclosure	17.2	18.2
Assets acquired and liabilities assumed in acquisition of branches (note 6):
Non-cash assets, excluding goodwill and other acquisition-related intangible assets	—	12.4
Liabilities	—	325.4

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by the Quarterly Reports for the periods ended March 31, 2013 and June 30, 2013 and this Quarterly Report for the period ended September 30, 2013, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the fair value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$42.5	$0.4	$—	$42.9
GSE (1) residential mortgage-backed securities and CMOs (2)	3,572.0	35.9	(97.3)	3,510.6
State and municipal	610.0	5.5	(37.2)	578.3
Corporate	58.2	1.9	—	60.1
Other	2.6	0.1	—	2.7

Total debt securities	4,285.3	43.8	(134.5)	4,194.6
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,285.5	$43.8	$(134.5)	$4,194.8

Securities held to maturity:
Debt securities:
Corporate	$55.0	$2.9	$—	$57.9
Other	1.0	—	—	1.0

Total securities held to maturity	$56.0	$2.9	$—	$58.9

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.1	$0.6	$—	$30.7
GSE residential mortgage-backed securities and CMOs	3,830.9	69.1	(1.0)	3,899.0
State and municipal	527.4	15.0	(2.8)	539.6
Corporate	57.9	2.0	—	59.9
Other	2.6	0.3	—	2.9

Total debt securities	4,448.9	87.0	(3.8)	4,532.1
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,449.1	$87.0	$(3.8)	$4,532.3

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.7	$—	$59.7
Other	1.2	—	—	1.2

Total securities held to maturity	$56.2	$4.7	$—	$60.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2013 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$2,701.4	$(97.3)	$—	$—	$2,701.4	$(97.3)
State and municipal	455.7	(37.2)	0.1	—	455.8	(37.2)

Total	$3,157.1	$(134.5)	$0.1	$—	$3,157.2	$(134.5)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$571.6	$(1.0)	$—	$—	$571.6	$(1.0)
State and municipal	148.2	(2.8)	0.1	—	148.3	(2.8)
U.S. Treasury and agency	4.2	—	—	—	4.2	—

Total	$724.0	$(3.8)	$0.1	$—	$724.1	$(3.8)

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

Management believes that all gross unrealized losses within the securities portfolio at September 30, 2013 and December 31, 2012 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2013 and 2012.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2013, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$17.0	$17.0	$—	$—
After 1 but within 5 years	20.2	20.3	—	—
After 5 but within 10 years	5.3	5.6	—	—

Total	42.5	42.9	—	—

GSE residential mortgage-backed securities and CMOs:
After 1 but within 5 years	29.5	29.9	—	—
After 5 but within 10 years	537.5	530.8	—	—
After 10 years	3,005.0	2,949.9	—	—

Total	3,572.0	3,510.6	—	—

State and municipal:
Within 1 year	3.3	3.4	—	—
After 1 but within 5 years	17.8	18.6	—	—
After 5 but within 10 years	197.0	192.6	—	—
After 10 years	391.9	363.7	—	—

Total	610.0	578.3	—	—

Corporate:
After 1 but within 5 years	58.2	60.1	—	—
After 5 but within 10 years	—	—	55.0	57.9

Total	58.2	60.1	55.0	57.9

Other:
Within 1 year	—	—	1.0	1.0
After 10 years	2.6	2.7	—	—

Total	2.6	2.7	1.0	1.0

Total:
Within 1 year	20.3	20.4	1.0	1.0
After 1 but within 5 years	125.7	128.9	—	—
After 5 but within 10 years	739.8	729.0	55.0	57.9
After 10 years	3,399.5	3,316.3	—	—

Total	$4,285.3	$4,194.6	$56.0	$58.9

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $110.7 million at September 30, 2013 and $59.9 million at December 31, 2012) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at September 30, 2013 and $13.8 million at December 31, 2012). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2013 and the cost of the investment approximates fair value.

Interest-bearing deposits at the Federal Reserve Bank of New York totaling $53.5 million at September 30, 2013 and $69.7 million at December 31, 2012 are included in short-term investments. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both September 30, 2013 and December 31, 2012.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2013.

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	September 30, 2013			December 31, 2012
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$7,691.7	$701.4	$8,393.1	$6,256.1	$1,038.1	$7,294.2

Commercial and industrial	5,458.4	517.8	5,976.2	5,437.4	610.3	6,047.7
Equipment financing	2,396.5	84.5	2,481.0	2,201.9	150.4	2,352.3

Total commercial	7,854.9	602.3	8,457.2	7,639.3	760.7	8,400.0

Total Commercial Banking	15,546.6	1,303.7	16,850.3	13,895.4	1,798.8	15,694.2

Retail:
Residential mortgage:
Adjustable-rate	3,546.0	170.6	3,716.6	3,130.9	204.3	3,335.2
Fixed-rate	397.8	121.4	519.2	400.5	150.4	550.9

Total residential mortgage	3,943.8	292.0	4,235.8	3,531.4	354.7	3,886.1

Consumer:
Home equity	1,999.0	64.5	2,063.5	1,969.4	82.1	2,051.5
Other consumer	75.9	1.9	77.8	102.3	2.5	104.8

Total consumer	2,074.9	66.4	2,141.3	2,071.7	84.6	2,156.3

Total Retail	6,018.7	358.4	6,377.1	5,603.1	439.3	6,042.4

Total loans	$21,565.3	$1,662.1	$23,227.4	$19,498.5	$2,238.1	$21,736.6

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $47.3 million at September 30, 2013 and $41.9 million at December 31, 2012.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended September 30, 2013 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$159.3	$7.7	$167.0	$18.2	$0.5	$18.7	$185.7

Charge-offs	(7.8)	(0.1)	(7.9)	(2.9)	—	(2.9)	(10.8)
Recoveries	0.7	—	0.7	0.5	—	0.5	1.2

Net loan charge-offs	(7.1)	(0.1)	(7.2)	(2.4)	—	(2.4)	(9.6)
Provision for loan losses	6.8	2.6	9.4	2.7	—	2.7	12.1

Balance at end of period	$159.0	$10.2	$169.2	$18.5	$0.5	$19.0	$188.2

Nine months ended September 30, 2013 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$157.5	$10.5	$168.0	$20.0	$—	$20.0	$188.0

Charge-offs	(22.6)	(3.8)	(26.4)	(11.3)	(0.3)	(11.6)	(38.0)
Recoveries	2.9	—	2.9	1.6	—	1.6	4.5

Net loan charge-offs	(19.7)	(3.8)	(23.5)	(9.7)	(0.3)	(10.0)	(33.5)
Provision for loan losses	21.2	3.5	24.7	8.2	0.8	9.0	33.7

Balance at end of period	$159.0	$10.2	$169.2	$18.5	$0.5	$19.0	$188.2

Three months ended September 30, 2012 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$155.5	$4.8	$160.3	$20.0	$—	$20.0	$180.3

Charge-offs	(7.9)	—	(7.9)	(3.2)	—	(3.2)	(11.1)
Recoveries	0.7	—	0.7	1.0	—	1.0	1.7

Net loan charge-offs	(7.2)	—	(7.2)	(2.2)	—	(2.2)	(9.4)
Provision for loan losses	7.7	5.7	13.4	1.7	—	1.7	15.1

Balance at end of period	$156.0	$10.5	$166.5	$19.5	$—	$19.5	$186.0

Nine months ended September 30, 2012 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$160.4	$7.4	$167.8	$15.1	$—	$15.1	$182.9

Charge-offs	(24.5)	(2.7)	(27.2)	(11.8)	—	(11.8)	(39.0)
Recoveries	2.4	—	2.4	2.5	—	2.5	4.9

Net loan charge-offs	(22.1)	(2.7)	(24.8)	(9.3)	—	(9.3)	(34.1)
Provision for loan losses	17.7	5.8	23.5	13.7	—	13.7	37.2

Balance at end of period	$156.0	$10.5	$166.5	$19.5	$—	$19.5	$186.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of September 30, 2013	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial
Banking	$162.2	$15.5	$15,384.4	$143.5	$1,303.7	$10.2	$16,850.3	$169.2
Retail	76.5	—	5,942.2	18.5	358.4	0.5	6,377.1	19.0

Total	$238.7	$15.5	$21,326.6	$162.0	$1,662.1	$10.7	$23,227.4	$188.2

As of December 31, 2012	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial
Banking	$217.3	$20.3	$13,678.1	$137.2	$1,798.8	$10.5	$15,694.2	$168.0
Retail	53.6	—	5,549.5	20.0	439.3	—	6,042.4	20.0

Total	$270.9	$20.3	$19,227.6	$157.2	$2,238.1	$10.5	$21,736.6	$188.0

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

	September 30,	December 31,
(in millions)	2013	2012
Commercial Banking:
Commercial real estate	$69.8	$84.4
Commercial and industrial	66.7	54.8
Equipment financing	21.2	27.2

Total (1)	157.7	166.4

Retail:
Residential mortgage	59.5	65.0
Home equity	19.9	21.0
Other consumer	0.1	0.3

Total	79.5	86.3

Total	$237.2	$252.7

(1)	Reported net of government guarantees totaling $19.8 million and $9.7 million at September 30, 2013 and December 31, 2012, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2013, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 95%) and commercial real estate loans (approximately 5%).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement totaling $148 million and $6 million, respectively, at September 30, 2013 and $174 million and $8 million, respectively, at December 31, 2012. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at September 30, 2013 or December 31, 2012.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain originated loans whose terms have been modified in such a way that they are considered troubled debt restructurings (“TDRs”). Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status. In accordance with regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy and meeting certain criteria are also required to be classified as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $159.1 million and $180.8 million at September 30, 2013 and December 31, 2012, respectively. The related allowance for loan losses at September 30, 2013 and December 31, 2012 was $6.0 million and $5.8 million, respectively. Interest income recognized on TDRs totaled $0.8 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the nine months ended September 30, 2013 and 2012. Originated loans that were modified and classified as TDRs during the three and nine months ended September 30, 2013 and 2012 principally involve reduced payment and/or payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2013 and 2012. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three months ended September 30, 2013
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	5	$3.3	$3.3
Commercial and industrial (2)	14	25.7	25.7
Equipment financing (3)	14	7.6	7.6

Total	33	36.6	36.6

Retail:
Residential mortgage (4)	44	12.1	12.1
Home equity (5)	30	2.4	2.4
Other consumer	—	—	—

Total	74	14.5	14.5

Total	107	$51.1	$51.1

(1)	Represents the following concession: extension of term (5 contracts; recorded investment of $3.3 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $17.0 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $6.4 million); or a combination of concessions (5 contracts; recorded investment of $2.3 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (11 contracts; recorded investment of $4.7 million); or a combination of concessions (3 contracts; recorded investment of $2.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $1.5 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $3.2 million); temporary rate reduction (2 contracts; recorded investment of $2.0 million); or a combination of concessions (21 contracts; recorded investment of $5.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (17 contracts; recorded investment of $1.4 million); extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.1 million); temporary rate reduction (1 contract; recorded investment of $0.1 million);
or a combination of concessions (9 contracts; recorded investment of $0.7 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2013
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	9	$8.2	$8.2
Commercial and industrial (2)	30	38.3	38.3
Equipment financing (3)	18	10.2	10.2

Total	57	56.7	56.7

Retail:
Residential mortgage (4)	132	38.1	38.1
Home equity (5)	85	7.7	7.7
Other consumer	—	—	—

Total	217	45.8	45.8

Total	274	$102.5	$102.5

(1)	Represents the following concessions: extension of term (6 contracts; recorded investment of $4.3 million); or a combination of concessions (3 contracts; recorded investment of $3.9 million).
(2)	Represents the following concessions: extension of term (7 contracts; recorded investment of $20.0 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $14.0 million); or a combination of concessions (10 contracts; recorded investment of $4.3 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (12 contracts; recorded investment of $4.8 million); or a combination of concessions (6 contracts; recorded investment of $5.4 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (40 contracts; recorded investment of $7.5 million); reduced payment and/or payment deferral (19 contracts; recorded investment of $5.5 million); temporary rate reduction (6 contracts; recorded investment of $5.5 million); or a combination of concessions (67 contracts; recorded investment of $19.6 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (48 contracts; recorded investment of $3.4 million); extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $1.0 million); temporary rate reduction (4 contracts; recorded investment of $0.6 million);
or a combination of concessions (25 contracts; recorded investment of $2.6 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2012
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	7	$25.0	$25.0
Commercial and industrial (2)	8	19.6	19.6
Equipment financing (3)	7	9.8	9.8

Total	22	54.4	54.4

Retail:
Residential mortgage (4)	24	7.2	7.2
Home equity (5)	17	1.4	1.4
Other consumer	—	—	—

Total	41	8.6	8.6

Total	63	$63.0	$63.0

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $22.2 million); or a combination of concessions (3 contracts; recorded investment of $2.8 million).
(2)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $16.3 million); or a combination of concessions (5 contracts; recorded investment of $3.2 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (3 contracts; recorded investment of $6.4 million) or a combination of concessions (4 contracts; recorded investment of $3.4 million).
(4)	Represents the following concessions: loans restructured in bankruptcy (11 contracts; recorded investment of $3.3 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.9 million); or a combination of concessions (9 contracts; recorded investment of $3.0 million).
(5)	Represents the following concessions: loans restructured in bankruptcy (10 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (5 contracts; recorded investment of $0.2 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2012
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	26	$35.0	$35.0
Commercial and industrial (2)	35	47.3	47.3
Equipment financing (3)	28	19.3	19.3

Total	89	101.6	101.6

Retail:
Residential mortgage (4)	61	21.6	21.6
Home equity (5)	49	4.2	4.2
Other consumer	—	—	—

Total	110	25.8	25.8

Total	199	$127.4	$127.4

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $24.8 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $3.2 million); or a combination of concessions (15 contracts; recorded investment of $7.0 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $0.4 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $36.2 million); temporary rate reduction (1 contract; recorded investment of $0.3 million); or a combination of concessions (21 contracts; recorded investment of $10.4 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $2.9 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $8.5 million); or a combination of concessions (19 contracts; recorded investment of $7.9 million).
(4)	Represents the following concessions: loans restructured in bankruptcy (24 contracts; recorded investment of $6.9 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $2.9 million); temporary rate reduction (5 contracts; recorded investment of $6.1 million); or a combination of concessions (23 contracts; recorded investment of $5.7 million).
(5)	Represents the following concessions: loans restructured in bankruptcy (33 contracts; recorded investment of $3.1 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.5 million); or a combination of concessions (13 contracts; recorded investment of $0.6 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2013 and 2012. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	—	$—	3	$1.7
Commercial and industrial	—	—	—	—
Equipment financing	2	2.0	1	—

Total	2	2.0	4	1.7

Retail:
Residential mortgage	13	3.7	8	6.2
Home equity	4	0.2	7	0.4
Other consumer	—	—	—	—

Total	17	3.9	15	6.6

Total	19	$5.9	19	$8.3

	Nine Months Ended September 30,
	2013		2012
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	—	$—	4	$1.8
Commercial and industrial	3	0.5	6	0.3
Equipment financing	5	3.2	13	1.5

Total	8	3.7	23	3.6

Retail:
Residential mortgage	27	6.5	18	9.9
Home equity	9	0.9	13	0.9
Other consumer	—	—	—	—

Total	36	7.4	31	10.8

Total	44	$11.1	54	$14.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of September 30, 2013			As of December 31, 2012
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$37.0	$34.9	$—	$50.4	$50.0	$—
Commercial and industrial	33.8	27.5	—	36.7	36.0	—
Equipment financing	22.9	16.8	—	21.0	17.0	—
Retail:
Residential mortgage	65.7	61.5	—	43.1	41.0	—
Home equity	17.1	15.0	—	13.7	12.6	—
Other consumer	—	—	—	—	—	—

Total	$176.5	$155.7	$—	$164.9	$156.6	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$60.3	$41.1	$8.8	$85.5	$48.8	$8.3
Commercial and industrial	33.5	30.4	5.7	50.1	45.9	8.6
Equipment financing	15.7	11.5	1.0	26.1	19.6	3.4
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$109.5	$83.0	$15.5	$161.7	$114.3	$20.3

Total impaired loans:
Commercial Banking:
Commercial real estate	$97.3	$76.0	$8.8	$135.9	$98.8	$8.3
Commercial and industrial	67.3	57.9	5.7	86.8	81.9	8.6
Equipment financing	38.6	28.3	1.0	47.1	36.6	3.4

Total	203.2	162.2	15.5	269.8	217.3	20.3

Retail:
Residential mortgage	65.7	61.5	—	43.1	41.0	—
Home equity	17.1	15.0	—	13.7	12.6	—
Other consumer	—	—	—	—	—	—

Total	82.8	76.5	—	56.8	53.6	—

Total	$286.0	$238.7	$15.5	$326.6	$270.9	$20.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2013		2012
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$76.6	$0.1	$96.0	$0.2
Commercial and industrial	52.0	0.4	64.3	0.5
Equipment financing	31.4	0.3	43.2	0.2

Total	160.0	0.8	203.5	0.9

Retail:
Residential mortgage	56.7	0.3	24.9	0.3
Home equity	14.9	—	3.7	0.1
Other consumer	—	—	—	—

Total	71.6	0.3	28.6	0.4

Total	$231.6	$1.1	$232.1	$1.3

	Nine Months Ended September 30,
	2013		2012
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$87.7	$0.7	$103.3	$1.0
Commercial and industrial	65.4	1.6	62.9	1.7
Equipment financing	33.4	1.1	47.4	1.4

Total	186.5	3.4	213.6	4.1

Retail:
Residential mortgage	52.6	0.8	19.0	0.7
Home equity	13.8	0.1	1.8	0.2
Other consumer	—	—	—	—

Total	66.4	0.9	20.8	0.9

Total	$252.9	$4.3	$234.4	$5.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2013 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$7,621.3	$20.1	$50.3	$70.4	$7,691.7
Commercial and industrial	5,387.9	17.5	53.0	70.5	5,458.4
Equipment financing	2,343.5	45.0	8.0	53.0	2,396.5

Total	15,352.7	82.6	111.3	193.9	15,546.6

Retail:
Residential mortgage	3,841.5	55.3	47.0	102.3	3,943.8
Home equity	1,971.1	15.2	12.7	27.9	1,999.0
Other consumer	74.8	1.0	0.1	1.1	75.9

Total	5,887.4	71.5	59.8	131.3	6,018.7

Total originated loans	$21,240.1	$154.1	$171.1	$325.2	$21,565.3

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $20.0 million, $33.0 million and $13.2 million, respectively, and $19.7 million of retail loans in foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectibility of interest and principal.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2013 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$7,427.0	$5,115.5	$2,170.2	$14,712.7
Special mention	88.3	77.4	84.4	250.1
Substandard	175.2	263.8	141.9	580.9
Doubtful	1.2	1.7	—	2.9

Total originated loans	7,691.7	5,458.4	2,396.5	15,546.6

Acquired loans:
Pass	405.0	356.4	36.5	797.9
Special mention	93.0	22.2	6.8	122.0
Substandard	196.9	137.4	41.2	375.5
Doubtful	6.5	1.8	—	8.3

Total acquired loans	701.4	517.8	84.5	1,303.7

Total	$8,393.1	$5,976.2	$2,481.0	$16,850.3

As of September 30, 2013 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$1,925.8	$811.2	$45.5	$2,782.5
Moderate risk	1,495.0	499.1	7.8	2,001.9
High risk	523.0	688.7	22.6	1,234.3

Total originated loans	3,943.8	1,999.0	75.9	6,018.7

Acquired loans:
Low risk	125.1	—	—	125.1
Moderate risk	79.2	—	—	79.2
High risk	87.7	64.5	1.9	154.1

Total acquired loans	292.0	64.5	1.9	358.4

Total	$4,235.8	$2,063.5	$77.8	$6,377.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2012 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$5,947.9	$5,021.2	$1,960.2	$12,929.3
Special mention	82.2	93.8	113.2	289.2
Substandard	223.5	318.9	128.5	670.9
Doubtful	2.5	3.5	—	6.0

Total originated loans	6,256.1	5,437.4	2,201.9	13,895.4

Acquired loans:
Pass	656.3	403.2	54.0	1,113.5
Special mention	74.2	88.0	21.1	183.3
Substandard	293.0	116.4	75.3	484.7
Doubtful	14.6	2.7	—	17.3

Total acquired loans	1,038.1	610.3	150.4	1,798.8

Total	$7,294.2	$6,047.7	$2,352.3	$15,694.2

As of December 31, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$1,729.7	$740.4	$72.7	$2,542.8
Moderate risk	1,292.1	440.0	7.8	1,739.9
High risk	509.6	789.0	21.8	1,320.4

Total originated loans	3,531.4	1,969.4	102.3	5,603.1

Acquired loans:
Low risk	149.9	—	—	149.9
Moderate risk	99.7	—	—	99.7
High risk	105.1	82.1	2.5	189.7

Total acquired loans	354.7	82.1	2.5	439.3

Total	$3,886.1	$2,051.5	$104.8	$6,042.4

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2013 and December 31, 2012, the allowance for loan losses on acquired loans was $10.7 million and $10.5 million, respectively.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2013, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.69 billion and $1.66 billion, respectively ($2.30 billion and $2.24 billion, respectively, at December 31, 2012). At September 30, 2013, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $138.6 million.

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended September 30,
(in millions)	2013	2012
Balance at beginning of period	$684.4	$1,149.7
Accretion	(29.5)	(48.7)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—
Other changes in expected cash flows (2)	11.2	(184.0)

Balance at end of period	$666.1	$917.0

	Nine Months Ended September 30,
(in millions)	2013	2012
Balance at beginning of period	$890.2	$1,310.4
Accretion	(100.7)	(164.7)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	5.3	22.4
Other changes in expected cash flows (2)	(128.7)	(251.1)

Balance at end of period	$666.1	$917.0

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $14.6 million and $13.3 million, respectively, at September 30, 2013, and $17.2 million and $11.4 million, respectively, at December 31, 2012. Repossessed assets totaled $6.1 million and $8.3 million at September 30, 2013 and December 31, 2012, respectively.

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

In October 2011, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s common stock outstanding, or 18.0 million shares. During the nine months ended September 30, 2012, 13.5 million shares of People’s United Financial common stock were repurchased under this authorization at a total cost of $163.7 million. People’s United Financial completed the repurchase of the remaining number of shares of common stock available under this authorization in November 2012.

In November 2012, People’s United Financial’s Board of Directors authorized an additional repurchase of up to 10% of the Company’s common stock outstanding, or 33.6 million shares. During the nine months ended September 30, 2013, 24.5 million shares of People’s United Financial common stock were repurchased under this authorization at a total cost of $327.4 million.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At September 30, 2013, 2.9 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including: (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; and (iii) net gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income or loss for the three and nine months ended September 30, 2013 and 2012 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(148.2)	$52.8	$(1.5)	$(96.9)

Other comprehensive income (loss) before reclassifications	0.2	(110.0)	0.5	(109.3)
Amounts reclassified from AOCL (1)	3.1	—	0.6	3.7

Current period other comprehensive income (loss)	3.3	(110.0)	1.1	(105.6)

Balance at September 30, 2013	$(144.9)	$(57.2)	$(0.4)	$(202.5)

(1)	See table below for details about these reclassifications.

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(138.8)	$43.2	$(0.2)	$(95.8)
Current period other comprehensive income (loss)	3.1	15.8	(2.1)	16.8

Balance at September 30, 2012	$(135.7)	$59.0	$(2.3)	$(79.0)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(1.8)	$(5.5)	(1)
Prior service credit	0.3	0.8	(1)

	(1.5)	(4.7)	Income before income tax expense
	0.5	1.6	Income tax benefit

	(1.0)	(3.1)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.4)	(1.0)	Interest expense - notes and debentures
Interest rate locks	0.1	0.1	Interest expense - notes and debentures

	(0.3)	(0.9)	Income before income tax expense
	0.1	0.3	Income tax benefit

	(0.2)	(0.6)	Net income

Total reclassifications for the period	$(1.2)	$(3.7)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 7 for additional details).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income	$58.5	$62.2	$173.1	$184.1
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)	(0.8)	(1.0)

Income attributable to common shareholders	$58.2	$61.9	$172.3	$183.1

Average common shares outstanding for basic EPS	307.5	336.4	315.3	340.6
Effect of dilutive equity-based awards	0.1	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	307.6	336.5	315.4	340.7

Basic EPS	$0.19	$0.18	$0.55	$0.54

Diluted EPS	$0.19	$0.18	$0.55	$0.54

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

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 14.2 million for both the three and nine months ended September 30, 2013, and 11.9 million and 11.7 million for the three and nine months ended September 30, 2012, respectively, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows for the nine months ended September 30, 2012 (no change in goodwill for the nine months ended September 30, 2013).

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at September 30, 2013	$1,222.8	$681.9	$49.8	$1,954.5

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4
Acquisition of branches	—	0.7	—	0.7
Adjustments	1.9	0.5	—	2.4

Balance at September 30, 2012	$1,222.8	$681.9	$49.8	$1,954.5

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

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2013 and December 31, 2012, tax deductible goodwill totaled $15.0 million and $14.8 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial’s other acquisition-related intangible assets totaled $179.4 million and $199.0 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($98.1 million); core deposit intangible ($53.6 million); trust relationship intangible ($26.3 million); and insurance relationship intangible ($1.4 million).

Amortization expense of other acquisition-related intangible assets totaled $6.5 million and $6.7 million for the three months ended September 30, 2013 and 2012, respectively, and $19.6 million and $20.1 million for the nine months ended

September 30, 2013 and 2012, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2013 and each of the next five years is as follows: $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; and $10.2 million in 2018. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2013 or 2012.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

			Other
	Pension Benefits		Postretirement Benefits
Three months ended September 30 (in millions)	2013	2012	2013	2012
Net periodic benefit (income) expense:
Interest cost	$4.4	$4.4	$0.1	$0.2
Expected return on plan assets	(6.6)	(6.6)	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.1
Recognized net actuarial loss	1.5	1.1	—	—
Recognized prior service credit	—	—	—	(0.1)
Settlements	—	0.2	—	—

Net periodic benefit (income) expense	$(0.7)	$(0.9)	$0.1	$0.2

			Other
	Pension Benefits		Postretirement Benefits
Nine months ended September 30 (in millions)	2013	2012	2013	2012
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$0.1
Interest cost	13.4	13.2	0.4	0.5
Expected return on plan assets	(19.9)	(19.7)	—	—
Amortization of unrecognized net transition obligation	—	—	—	0.2
Recognized net actuarial loss	4.5	3.3	—	—
Recognized prior service credit	—	—	(0.2)	(0.2)
Settlements	0.4	0.6	—	—

Net periodic benefit (income) expense	(1.6)	(2.6)	0.3	0.6

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(4.5)	(3.3)	—	—
Transition obligation	—	—	—	(0.2)
Prior service credit	—	—	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(4.5)	(3.3)	0.2	—

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(6.1)	$(5.9)	$0.5	$0.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the plans described above, People’s United Financial continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the People’s United Financial Qualified Plan. Net periodic benefit (income) expense for the Chittenden Plan totaled $(0.1) million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (“the ESOP”). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.1 million for the nine months ended September 30, 2013. The loan balance totaled $198.3 million at September 30, 2013.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,352,057 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2013, a total of 8,101,518 shares of People’s United Financial common stock, with a fair value of $116.5 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $3.6 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. The Court approved the consolidation of the two suits, with Waterford Township named the lead plaintiff. On March 22, 2012, People’s United Financial filed a Motion to Dismiss the Complaint. On March 29, 2013, the Court granted People’s United Financial’s Motion to Dismiss. On April 30, 2013, the plaintiffs filed a second Amended Complaint, and on June 6, 2013, People’s United Financial filed a Motion to Dismiss the second Amended Complaint. The Company’s motion to dismiss the second Amended Complaint has been fully briefed and is before the Court for a ruling.

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The Complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The Complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The Complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a Motion to Dismiss the Complaint, and on December 7, 2011, that motion was denied by the Court. On April 11, 2012, the plaintiff filed an Amended Complaint, and on May 15, 2012, People’s United Bank filed a Motion to Strike the Amended Complaint. On April 10, 2013, People’s United Bank renewed its Motion to Dismiss the Complaint. On June 6, 2013, the Court denied People’s United Bank’s Motion to Strike and its renewed Motion to Dismiss. On September 23, 2013, People’s United Bank filed its Revised Answer, Special Defenses and Counterclaim to Plaintiff’s Amended Class Action Complaint. The case is in the discovery stages.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the nine months ended September 30, 2013 and 2012.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2013 and
December 31, 2012, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.3	$—	$—	$6.3
Securities available for sale:
U.S. Treasury and agency	42.9	—	—	42.9
GSE residential mortgage-backed securities and CMOs	—	3,510.6	—	3,510.6
State and municipal	—	578.3	—	578.3
Corporate	—	60.1	—	60.1
Other	—	2.7	—	2.7
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	40.6	—	40.6
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	82.6	—	82.6
Forward commitments to sell residential mortgage loans	—	1.0	—	1.0

Total	$49.2	$4,276.4	$—	$4,325.6

Financial liabilities:
Interest rate swaps	$—	$70.6	$—	$70.6
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	1.2	—	1.2

Total	$—	$71.9	$—	$71.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.5	$—	$—	$6.5
Securities available for sale:
U.S. Treasury and agency	30.7	—	—	30.7
GSE residential mortgage-backed securities and CMOs	—	3,899.0	—	3,899.0
State and municipal	—	539.6	—	539.6
Corporate	—	59.9	—	59.9
Other	—	2.9	—	2.9
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	40.9	—	40.9
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	75.0	—	75.0
Forward commitments to sell residential mortgage loans	—	3.1	—	3.1

Total	$37.2	$4,621.0	$—	$4,658.2

Financial liabilities:
Interest rate swaps	$—	$70.2	$—	$70.2
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	3.5	—	3.5

Total	$—	$73.8	$—	$73.8

As of September 30, 2013 and December 31, 2012, the fair value of the risk participation agreements totaled less than $0.1 million.

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2013 and 2012.

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

The following tables summarize People’s United Financial’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$28.5	$—	$28.5
Impaired loans (2)	—	—	83.0	83.0
REO and repossessed assets (3)	—	—	34.0	34.0

Total	$—	$28.5	$117.0	$145.5

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$77.0	$—	$77.0
Impaired loans (2)	—	—	114.3	114.3
REO and repossessed assets (3)	—	—	36.9	36.9

Total	$—	$77.0	$151.2	$228.2

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2013 and 2012.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $41.1 million, $30.4 million and $11.5 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at September 30, 2013. The provision for loan losses on impaired loans totaled $11.5 million and $10.3 million for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Represents: (i) $14.6 million of residential REO; (ii) $13.3 million of commercial REO; and (iii) $6.1 million of repossessed assets at September 30, 2013. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $1.5 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $5.3 million and $0.6 million for the same periods.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying	Measurements Using
As of September 30, 2013 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$447.3	$447.3	$—	$—	$447.3
Short-term investments	147.9	—	147.9	—	147.9
Securities held to maturity	56.0	—	57.9	1.0	58.9
FHLB stock	122.0	—	122.0	—	122.0
Total loans, net (1)	22,956.2	—	4,220.1	18,571.4	22,791.5
Financial liabilities:
Time deposits	4,426.4	—	4,485.2	—	4,485.2
Other deposits	17,763.2	—	17,763.2	—	17,763.2
FHLB advances	2,370.6	—	2,380.5	—	2,380.5
Federal funds purchased	704.0	—	704.0	—	704.0
Retail repurchase agreements	539.5	—	539.6	—	539.6
Other borrowings	7.3	—	7.3	—	7.3
Notes and debentures	639.0	—	612.2	—	612.2

(1)	Excludes impaired loans totaling $83.0 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying	Measurements Using
As of December 31, 2012 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$470.0	$470.0	$—	$—	$470.0
Short-term investments	131.4	—	131.4	—	131.4
Securities held to maturity	56.2	—	59.7	1.2	60.9
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	21,434.3	—	3,925.6	17,972.7	21,898.3
Financial liabilities:
Time deposits	4,706.4	—	4,769.7	—	4,769.7
Other deposits	17,044.1	—	17,044.1	—	17,044.1
FHLB advances	1,178.3	—	1,194.5	—	1,194.5
Federal funds purchased	619.0	—	619.0	—	619.0
Retail repurchase agreements	588.2	—	588.2	—	588.2
Other borrowings	1.0	—	1.0	—	1.0
Notes and debentures	659.0	—	666.9	—	666.9

(1)	Excludes impaired loans totaling $114.3 million measured at fair value on a non-recurring basis.

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

All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

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

Certain derivative financial instruments are offered to commercial customers to assist them in meeting their financing and investing objectives and for their risk management purposes. These derivative financial instruments consist primarily of interest rate swaps, but also include foreign exchange contracts. The interest rate risk associated with customer interest rate swaps is mitigated by entering into similar derivatives having essentially offsetting terms with institutional counterparties.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 12), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2013 was $6.5 million, for which People’s United Financial had posted collateral of $7.0 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

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

Customer Derivatives

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with People’s United Financial’s institutional counterparties (pay fixed/receive floating swaps). Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions)	Hedge	2013	2012	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$2,055.6	$1,274.6	$46.5	$73.8	$29.5	$0.6
Institutional counterparties	N/A	2,055.6	1,274.6	36.1	1.2	39.6	66.2
Foreign exchange contracts	N/A	7.6	6.3	—	—	0.1	0.1
Risk participation agreements (2)	N/A	56.2	5.3	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	54.1	185.8	1.0	3.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	64.1	216.4	—	—	1.2	3.5

Total				83.6	78.1	70.4	70.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.5	3.4

Total				—	—	1.5	3.4

Total derivatives				$83.6	$78.1	$71.9	$73.8

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions)	Hedge	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(34.2)	$35.6	$—	$—
Institutional counterparties	N/A	40.7	(33.7)	—	—
Foreign exchange contracts	N/A	—	(0.4)	—	—
Risk participation agreements	N/A	0.2	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(2.0)	5.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	2.5	(6.0)	—	—

Total		7.2	0.7	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.0)	(0.7)	1.9	(3.2)
Interest rate locks	Cash flow	0.1	—	—	—

Total		(0.9)	(0.7)	1.9	(3.2)

Total derivatives		$6.3	$—	$1.9	$(3.2)

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 12. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statement of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United Financial’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not offset asset and liabilities under such arrangements in the Consolidated Statement of Condition.

Collateral (generally in the form of marketable debt securities) pledged by counterparties in connection with derivative transactions is not reported in the Consolidated Statement of Condition unless the counterparty defaults. Collateral that has been pledged by People’s United Financial to counterparties continues to be reported in the Consolidated Statement of Condition unless the Company defaults.

The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statement of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. The net amounts of the derivative assets of liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 11. The Company’s derivative contracts with commercial customers and retail repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

As of September 30, 2013 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$36.1	$—	$36.1

Total	$36.1	$—	$36.1

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$41.1	$—	$41.1
Foreign exchange contracts	0.1	—	0.1

Total	$41.2	$—	$41.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Gross Amounts Not Offset
As of September 30, 2013 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$5.2	$(5.2)	$—	$—
Counterparty B	5.7	(5.7)	—	—
Counterparty C	9.9	(3.7)	(6.2)	—
Counterparty D	10.6	(0.2)	(10.4)	—
Counterparty E	1.1	(1.1)	—	—
Other counterparties	3.6	(2.6)	—	1.0

Total	$36.1	$(18.5)	$(16.6)	$1.0

Financial liabilities:
Interest rate swaps:
Counterparty A	$14.6	$(5.2)	$(9.4)	$—
Counterparty B	10.6	(5.7)	(4.9)	—
Counterparty C	3.7	(3.7)	—	—
Counterparty D	0.2	(0.2)	—	—
Counterparty E	5.3	(1.1)	(4.2)	—
Other counterparties	6.7	(2.6)	(4.1)	—
Foreign exchange contracts	0.1	—	—	0.1

Total	$41.2	$(18.5)	$(22.6)	$0.1

As of December 31, 2012 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$1.2	$—	$1.2

Total	$1.2	$—	$1.2

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$69.6	$—	$69.6
Foreign exchange contracts	0.1	—	0.1

Total	$69.7	$—	$69.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Gross Amounts Not Offset
As of December 31, 2012 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.1	$(0.1)	$—	$—
Counterparty B	0.2	(0.2)	—	—
Counterparty C	0.7	(0.7)	—	—
Counterparty D	—	—	—	—
Other counterparties	0.2	(0.2)	—	—

Total	$1.2	$(1.2)	$—	$—

Financial liabilities:
Interest rate swaps:
Counterparty A	$24.2	$(0.1)	$(24.1)	$—
Counterparty B	21.7	(0.2)	(21.5)	—
Counterparty C	9.3	(0.7)	(8.6)	—
Counterparty D	7.0	—	(7.0)	—
Other counterparties	7.4	(0.2)	(6.4)	0.8
Foreign exchange contracts	0.1	—	—	0.1

Total	$69.7	$(1.2)	$(67.6)	$0.9

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Balance Sheet Offsetting Disclosures

In December 2011, the FASB issued amendments to its standards to provide for certain additional disclosures about financial instruments and derivative instruments that are subject to netting arrangements. Specifically, entities will be required to provide information about both net and gross amounts in the notes to the financial statements for relevant assets and liabilities that are offset. In January 2013, the FASB issued amendments to its standards to clarify the scope of its December 2011 guidance, limiting the disclosure requirements to derivative instruments, repurchase agreements and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. This amendment became effective for People’s United Financial on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements. The applicable required disclosures have been provided in Note 12.

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

Accounting for Derivatives and Hedging

In July 2013, the FASB amended its standards with respect to derivatives and hedging to (i) permit the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes (in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate) and (ii) remove the restriction on using different benchmark rates for similar hedges. This amendment, which is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013, did not have a significant impact on the Company’s Consolidated Financial Statements.

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

The DFA transferred all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries to the Board of Governors of the Federal Reserve System (the “FRB”), effective July 21, 2011, and on the same day, the Office of the Comptroller of the Currency (the “OCC”) assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. In October 2011, People’s United Bank filed an application with the OCC to convert to a national bank charter. In connection with this conversion, People’s United Financial intended to submit an application to the Federal Reserve Bank of New York (the “FRB-NY”) to convert to a bank holding company. However, as a result of continued uncertainty with respect to the regulatory environment and the length of time that has passed since its initial application was first submitted, on August 1, 2013, People’s United Bank provided notice to the OCC’s Director of District Licensing of its intention to withdraw its application for conversion to a national bank. People’s United Bank’s decision to withdraw its application at this time does not represent a change in its business strategy. Rather, in light of the factors cited above, management is in the process of re-evaluating all available options to determine which organizational structure best fits People’s United Bank’s stated operating objectives.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an Order vacating portions of the FRB’s Debit Card Interchange Fee and Routing regulations related to the calculation of interchange transaction fees and network non-exclusivity. The Order would require the FRB to revise its Debit Card Interchange Fee regulations, which serve to limit the fees that issuers can charge for debit card interchange transactions, as well as its regulations relating to routing of debit card interchange transactions. The FRB has appealed the District Court’s ruling to the U.S. Court of Appeals for the District of Columbia Circuit, which has agreed to an expedited schedule for briefing and consideration of the appeal. The Order vacating the FRB’s debit card regulations has been stayed pending resolution of the appeal. The financial impact of the Court’s ruling on the Company cannot be determined at this time.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of September 30, 2013, People’s United Bank’s non-interest-bearing deposits totaled $5.1 billion, or 23% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions, except per share data)	2013	2013	2012	2013	2012
Earnings Data:
Net interest income (fully taxable equivalent)	$223.5	$220.9	$234.8	$663.7	$703.6
Provision for loan losses	12.1	9.2	15.1	33.7	37.2
Non-interest income	84.0	86.1	81.4	253.0	229.5
Non-interest expense	212.5	205.8	208.9	630.3	623.2
Operating non-interest expense (1)	209.2	205.4	205.7	618.6	618.8
Income before income tax expense	82.9	92.0	92.2	252.7	272.7
Net income	58.5	62.1	62.2	173.1	184.1
Operating earnings (1)	60.8	62.4	64.4	181.1	190.7

Selected Statistical Data:
Net interest margin (2)	3.30%	3.33%	3.89%	3.33%	3.94%
Operating net interest margin (1), (2)	3.30	3.33	3.82	3.33	3.89
Return on average assets (2)	0.75	0.81	0.88	0.75	0.88
Operating return on average assets (1), (2)	0.78	0.81	0.91	0.79	0.91
Return on average tangible assets (2)	0.80	0.87	0.95	0.81	0.96
Return on average stockholders’ equity (2)	5.1	5.2	4.8	4.8	4.7
Return on average tangible stockholders’ equity (2)	9.4	9.3	8.3	8.6	8.1
Operating return on average tangible stockholders’ equity (1), (2)	9.8	9.3	8.6	9.0	8.4
Efficiency ratio (1)	63.6	62.7	61.4	63.5	62.1

Common Share Data:
Basic and diluted earnings per share	$0.19	$0.20	$0.18	$0.55	$0.54
Operating earnings per share (1)	0.20	0.20	0.19	0.58	0.57
Dividends paid per share	0.1625	0.1625	0.1600	0.4850	0.4775
Dividend payout ratio	86.0%	83.6%	87.3%	89.5%	89.3%
Operating dividend payout ratio (1)	82.7	83.2	84.3	85.6	86.2
Book value per share (end of period)	$15.07	$15.11	$15.20	$15.07	$15.20
Tangible book value per share (end of period) (1)	8.14	8.20	8.77	8.14	8.77
Stock price:
High	15.67	15.00	12.55	15.67	13.79
Low	14.07	12.62	11.20	12.22	11.20
Close (end of period)	14.38	14.90	12.14	14.38	12.14

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in millions)	2013	2013	2013	2012	2012
Financial Condition Data:
Total assets	$31,511	$31,345	$30,598	$30,324	$28,576
Loans	23,227	22,866	22,161	21,737	21,040
Securities	4,379	4,618	4,716	4,669	3,787
Short-term investments	148	120	127	131	64
Allowance for loan losses	188	186	187	188	186
Goodwill and other acquisition-related intangible assets	2,134	2,140	2,147	2,154	2,160
Deposits	22,190	21,982	21,792	21,751	21,363
Borrowings	3,621	3,626	2,849	2,386	1,524
Notes and debentures	639	639	659	659	160
Stockholders’ equity	4,638	4,678	4,886	5,039	5,107
Total risk-weighted assets (1)	23,730	23,498	22,918	22,764	21,682
Non-performing assets (2)	271	281	285	290	294
Net loan charge-offs	9.6	10.8	13.1	10.0	9.4

Average Balances:
Loans	$22,916	$22,369	$21,727	$21,211	$20,758
Securities	4,529	4,557	4,548	3,867	3,608
Short-term investments	179	153	146	128	108
Total earning assets	27,624	27,079	26,421	25,206	24,474
Total assets	31,216	30,799	30,178	28,991	28,234
Deposits	22,066	21,835	21,558	21,557	21,372
Total funding liabilities	26,168	25,548	24,726	23,487	22,709
Stockholders’ equity	4,622	4,825	5,005	5,107	5,161

Ratios:
Net loan charge-offs to average total loans (annualized)	0.17%	0.19%	0.24%	0.19%	0.18%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	1.26	1.33	1.42	1.48	1.59
Originated allowance for loan losses to:
Originated loans (2)	0.82	0.85	0.88	0.91	0.95
Originated non-performing loans (2)	74.8	71.8	70.6	70.3	66.0
Average stockholders’ equity to average total assets	14.8	15.7	16.6	17.6	18.3
Stockholders’ equity to total assets	14.7	14.9	16.0	16.6	17.9
Tangible stockholders’ equity to tangible assets (3)	8.5	8.7	9.6	10.2	11.2
Total risk-based capital (1)	12.6	12.8	13.7	14.7	15.6

(1)	Consolidated. See Regulatory Capital Requirements.
(2)	Excludes acquired loans.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United Financial’s efficiency ratio derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2013	2013	2012	2013	2012
Total non-interest expense	$212.5	$205.8	$208.9	$630.3	$623.2

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(2.8)	—	—	(9.0)	—
Severance-related costs	(0.5)	(0.4)	(0.9)	(2.4)	(4.4)
Acquisition integration and other costs	—	—	(2.3)	(0.3)	(5.4)

Total	(3.3)	(0.4)	(3.2)	(11.7)	(9.8)

Operating non-interest expense	209.2	205.4	205.7	618.6	613.4

Amortization of other acquisition-related intangible assets	(6.5)	(6.6)	(6.7)	(19.6)	(20.1)
Other (1)	(4.0)	(3.4)	(2.7)	(8.9)	(7.2)

Total	$198.7	$195.4	$196.3	$590.1	$586.1

Net interest income (FTE basis)	$227.8	$225.2	$237.8	$676.3	$711.8
Total non-interest income	84.0	86.1	81.4	253.0	229.5

Total revenues	311.8	311.3	319.2	929.3	941.3
Adjustments:
BOLI FTE adjustment	0.6	0.4	0.7	1.4	2.2
Other (2)	—	(0.2)	—	(0.9)	—

Total	$312.4	$311.5	$319.9	$929.8	$943.5

Efficiency ratio	63.6%	62.7%	61.4%	63.5%	62.1%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions, except per share data)	2013	2013	2012	2013	2012
Net income, as reported	$58.5	$62.1	$62.2	$173.1	$184.1

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	2.8	—	—	9.0	—
Severance-related costs	0.5	0.4	0.9	2.4	4.4
Acquisition integration and other costs	—	—	2.3	0.3	5.4

Total pre-tax adjustments	3.3	0.4	3.2	11.7	9.8
Tax effect	(1.0)	(0.1)	(1.0)	(3.7)	(3.2)

Total adjustments, net of tax	2.3	0.3	2.2	8.0	6.6

Operating earnings	$60.8	$62.4	$64.4	$181.1	$190.7

Earnings per share, as reported	$0.19	$0.20	$0.18	$0.55	$0.54

Adjustments to arrive at operating earnings per share:
Writedowns of banking house assets	0.01	—	—	0.03	—
Severance-related costs	—	—	—	—	0.01
Acquisition integration and other costs	—	—	0.01	—	0.02

Total adjustments per share	0.01	—	0.01	0.03	0.03

Operating earnings per share	$0.20	$0.20	$0.19	$0.58	$0.57

Average total assets	$31,216	$30,799	$28,234	$30,735	$27,818

Operating return on average assets (annualized)	0.78%	0.81%	0.91%	0.79%	0.91%

The following table summarizes People’s United Financial’s operating net interest margin:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions, except per share data)	2013	2013	2012	2013	2012
Net interest income (FTE basis)	$227.8	$225.2	$237.8	$676.3	$711.8

Adjustments to arrive at operating net interest income:
Cost recovery income	—	—	(4.1)	—	(8.8)

Total adjustments	—	—	(4.1)	—	(8.8)

Operating net interest income	$227.8	$225.2	$233.7	$676.3	$703.0

Net interest margin, as reported (1)	3.30%	3.33%	3.89%	3.33%	3.94%

Adjustments to arrive at operating net interest margin (1):
Cost recovery income	—	—	(0.07)	—	(0.05)

Total adjustments	—	—	(0.07)	—	(0.05)

Operating net interest margin (1)	3.30%	3.33%	3.82%	3.33%	3.89%

Average total earning assets	$27,624	$27,079	$24,474	$27,045	$24,084

(1)	Annualized.

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2013	2013	2012	2013	2012
Operating earnings	$60.8	$62.4	$64.4	$181.1	$190.7

Average stockholders’ equity	$4,622	$4,825	$5,161	$4,816	$5,188
Less: Average goodwill and average other acquisition-related intangible assets	2,137	2,144	2,164	2,144	2,167

Average tangible stockholders’ equity	$2,485	$2,681	$2,997	$2,672	$3,021

Operating return on average tangible stockholders’ equity (annualized)	9.8%	9.3%	8.6%	9.0%	8.4%

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2013	2013	2012	2013	2013
Dividends paid	$50.3	$51.9	$54.3	$155.0	$164.3

Operating earnings	$60.8	$62.4	$64.4	$181.1	$190.7

Operating dividend payout ratio	82.7%	83.2%	84.3%	85.6%	86.2%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in millions, except per share data)	2013	2013	2013	2012	2012
Total stockholders’ equity	$4,638	$4,678	$4,886	$5,039	$5,107
Less: Goodwill and other acquisition-related intangible assets	2,134	2,140	2,147	2,154	2,160

Tangible stockholders’ equity	$2,504	$2,538	$2,739	$2,885	$2,947

Total assets	$31,511	$31,345	$30,598	$30,324	$28,576
Less: Goodwill and other acquisition-related intangible assets	2,134	2,140	2,147	2,154	2,160

Tangible assets	$29,377	$29,205	$28,451	$28,170	$26,416

Tangible equity ratio	8.5%	8.7%	9.6%	10.2%	11.2%

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in millions, except per share data)	2013	2013	2013	2012	2012
Tangible stockholders’ equity	$2,504	$2,538	$2,739	$2,885	$2,947

Common shares issued	396.44	396.32	396.24	395.81	395.88
Less: Common shares classified as treasury shares	80.62	78.54	67.31	56.18	51.48
Unallocated ESOP common shares	8.10	8.19	8.28	8.36	8.45

Common shares	307.72	309.59	320.65	331.27	335.95

Tangible book value per share	$8.14	$8.20	$8.54	$8.71	$8.77

Financial Overview

People’s United Financial reported net income of $173.1 million, or $0.55 per diluted share, for the nine months ended September 30, 2013, compared to $184.1 million, or $0.54 per diluted share, for the year-ago period. Operating earnings were $181.1 million, or $0.58 per share, and $190.7 million, or $0.57 per share, for the respective periods. Included in the nine month results are $8.0 million and $6.6 million (after-tax), respectively, of non-operating expenses. People’s United Financial’s operating return on average assets was 0.79% for the nine months ended September 30, 2013 compared to 0.91% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.0% for the nine months ended September 30, 2013 compared to 8.4% for the year-ago period.

People’s United Financial reported net income of $58.5 million, or $0.19 per diluted share, for the three months ended September 30, 2013, compared to $62.2 million, or $0.18 per diluted share, for the year-ago period. Operating earnings were $60.8 million, or $0.20 per share, and $64.4 million, or $0.19 per share, for the respective periods. Compared to the year-ago period, third quarter 2013 earnings reflect continued loan and deposit growth, strength in fee income businesses, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United Financial’s operating return on average assets was 0.78% for the three months ended September 30, 2013 compared to 0.91% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.8% for the three months ended September 30, 2013 compared to 8.6% for the year-ago period.

FTE net interest income totaled $227.8 million for the third quarter of 2013, a $10.0 million decrease from the year-ago period and the net interest margin decreased 59 basis points from the third quarter of 2012 to 3.30%. Compared to the second quarter of 2013, FTE net interest income increased $2.6 million while the net interest margin decreased by three basis points (see Net Interest Income).

Average total earning assets increased $3.1 billion compared to the third quarter of 2012, reflecting increases of $2.2 billion in average total loans, $921 million in average securities and $71 million in average short-term investments. Average total funding liabilities increased $3.5 billion compared to the year-ago quarter, reflecting increases of $2.3 billion in average total borrowings, $694 million in average total deposits and $479 million in average notes and debentures.

Compared to the year-ago quarter, total non-interest income increased $2.6 million and total non-interest expense increased $3.6 million. The efficiency ratio was 63.6% for the third quarter of 2013 compared to 61.4% for the year-ago period
(see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the third quarter of 2013 totaled $12.1 million compared to $15.1 million in the year-ago quarter. The provision for loan losses in the third quarter of 2013 reflected: (i) net loan charge-offs of $9.6 million, of which $6.4 million carried previously-established specific reserves; (ii) a $6.3 million increase in the originated allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios; and (iii) a $2.6 million increase in the acquired allowance for loan losses due to impairment on certain acquired loans. The provision for loan losses in the third quarter of 2012 totaled $15.1 million, reflecting $9.4 million in net loan charge-offs (including $4.8 million against previously-established specific reserves), a $4.8 million increase in the originated allowance for loan losses due to loan growth in both the commercial and residential mortgage loan portfolios, and a $5.7 million increase in the acquired allowance for loan losses due to impairment on certain acquired loans. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.17% in the third quarter of 2013 compared to 0.18% in the year-ago quarter (see Asset Quality).

The allowance for loan losses on originated loans was $177.5 million at both September 30, 2013 and December 31, 2012. The allowance for loan losses on acquired loans was $10.7 million at September 30, 2013, a $0.2 million increase from December 31, 2012. Non-performing assets totaled $271.2 million at September 30, 2013, an $18.4 million decrease from December 31, 2012. At September 30, 2013, the originated allowance for loan losses as a percentage of originated loans was 0.82% and as a percentage of originated non-performing loans was 74.8% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $4.6 billion at September 30, 2013 compared to $5.0 billion at December 31, 2012 and as a percentage of total assets, stockholders’ equity was 14.7% and 16.6%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 8.5% at September 30, 2013 compared to 10.2% at December 31, 2012.

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratios were 13.2% and 12.6%, respectively, at September 30, 2013 compared to 13.1% and 14.7%, respectively, at December 31, 2012 (see Regulatory Capital Requirements).

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

Segment Performance Summary

Three months ended September 30, 2013 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$123.8	$113.7	$237.5	$(10.5)	$(3.5)	$223.5
Provision for loan losses	12.0	3.9	15.9	—	(3.8)	12.1
Total non-interest income	32.4	46.7	79.1	4.7	0.2	84.0
Total non-interest expense	59.3	139.5	198.8	1.9	11.8	212.5

Income (loss) before income tax expense (benefit)	84.9	17.0	101.9	(7.7)	(11.3)	82.9
Income tax expense (benefit)	25.0	5.0	30.0	(2.3)	(3.3)	24.4

Net income (loss)	$59.9	$12.0	$71.9	$(5.4)	$(8.0)	$58.5

Average total assets	$17,035.2	$8,547.7	$25,582.9	$5,017.6	$615.7	$31,216.2
Average total liabilities	3,376.2	19,206.3	22,582.5	3,630.1	381.5	26,594.1

Nine months ended September 30, 2013 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$362.0	$349.1	$711.1	$(43.3)	$(4.1)	$663.7
Provision for loan losses	34.7	11.4	46.1	—	(12.4)	33.7
Total non-interest income	101.0	138.1	239.1	11.7	2.2	253.0
Total non-interest expense	179.3	414.8	594.1	(0.2)	36.4	630.3

Income (loss) before income tax expense (benefit)	249.0	61.0	310.0	(31.4)	(25.9)	252.7
Income tax expense (benefit)	78.3	19.3	97.6	(10.0)	(8.0)	79.6

Net income (loss)	$170.7	$41.7	$212.4	$(21.4)	$(17.9)	$173.1

Average total assets	$16,550.6	$8,445.5	$24,996.1	$5,122.5	$616.2	$30,734.8
Average total liabilities	3,251.3	19,064.0	22,315.3	3,210.2	393.5	25,919.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Net interest income	$123.8	$118.9	$362.0	$350.1
Provision for loan losses	12.0	10.8	34.7	31.7
Total non-interest income	32.4	32.5	101.0	87.1
Total non-interest expense	59.3	59.2	179.3	176.7

Income before income tax expense	84.9	81.4	249.0	228.8
Income tax expense	25.0	26.5	78.3	74.4

Net income	$59.9	$54.9	$170.7	$154.4

Average total assets	$17,035.2	$15,046.5	$16,550.6	$14,920.4
Average total liabilities	3,376.2	3,031.6	3,251.3	2,938.4

Commercial Banking net income increased $5.0 million compared to the third quarter of 2012. The increase in net interest income primarily reflects continued loan growth and lower FTP funding charges, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at lower yields. Average total assets increased $2.0 billion and average total liabilities increased $345 million compared to the third quarter of 2012, reflecting loan and deposit growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net interest income	$113.7	$125.6	$349.1	$384.1
Provision for loan losses	3.9	3.5	11.4	10.5
Total non-interest income	46.7	45.5	138.1	132.4
Total non-interest expense	139.5	138.5	414.8	407.1

Income before income tax expense	17.0	29.1	61.0	98.9
Income tax expense	5.0	9.5	19.3	32.2

Net income	$12.0	$19.6	$41.7	$66.7

Average total assets	$8,547.7	$8,335.7	$8,445.5	$8,284.9
Average total liabilities	19,206.3	18,769.1	19,064.0	18,645.3

Retail and Business Banking net income decreased $7.6 million compared to the third quarter of 2012. The decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at lower yields, lower FTP funding credits and the run-off of fair value amortization on acquired deposits, partially offset by continued loan growth. The increase in non-interest income reflects increases in investment management fees, brokerage commissions and gains on sales of residential mortgage loans. The increase in non-interest expense reflects a higher level of direct expenses partially offset by a decrease in allocated expenses. Average total assets increased $212 million and average total liabilities increased $437 million compared to the third quarter of 2012, reflecting loan and deposit growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net interest loss	$(10.5)	$(17.0)	$(43.3)	$(49.9)
Total non-interest income	4.7	2.7	11.7	7.8
Total non-interest expense	1.9	(0.8)	(0.2)	1.3

Loss before income tax benefit	(7.7)	(13.5)	(31.4)	(43.4)
Income tax benefit	(2.3)	(4.4)	(10.0)	(14.2)

Net loss	$(5.4)	$(9.1)	$(21.4)	$(29.2)

Average total assets	$5,017.6	$4,234.5	$5,122.5	$3,987.2
Average total liabilities	3,630.1	942.8	3,210.2	712.6

The improvement in Treasury’s net loss compared to the third quarter of 2012 reflects a decrease in net interest loss and an increase in non-interest income, partially offset by an increase in non-interest expense. The improvement in net interest loss primarily reflects lower FTP funding charges and increased interest income partially offset by an increase in interest expense. The increase in non-interest income primarily reflects an increase in net revenues relating to derivative transactions entered into with commercial customers, while the increase in non-interest expense reflects increases in both direct and allocated expenses. Average total assets increased $783 million compared to the third quarter of 2012, primarily reflecting an increase in average securities. The $2.7 billion increase in average total liabilities compared to the third quarter of 2012 primarily reflects increases in average total borrowings and average notes and debentures.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as one-time charges totaling $3.3 million and $11.7 million for the three and nine months ended September 30, 2013, respectively, and $3.2 million and $9.8 million for the three and nine months ended September 30, 2012, respectively (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net interest income (loss)	$(3.5)	$7.3	$(4.1)	$19.3
Provision for loan losses	(3.8)	0.8	(12.4)	(5.0)
Total non-interest income	0.2	0.7	2.2	2.2
Total non-interest expense	11.8	12.0	36.4	38.1

Loss before income tax benefit	(11.3)	(4.8)	(25.9)	(11.6)
Income tax benefit	(3.3)	(1.6)	(8.0)	(3.8)

Net loss	$(8.0)	$(3.2)	$(17.9)	$(7.8)

Average total assets	$615.7	$617.6	$616.2	$625.7
Average total liabilities	381.5	330.0	393.5	333.4

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for the third quarter of 2013, the average effective federal funds rate was 0.09%. The net interest margin was 3.30% in the third quarter of 2013 compared to 3.33% in the second quarter of 2013 and 3.89% in the third quarter of 2012. The decline in the net interest margin from the second quarter of 2013 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at lower yields and lower interest income on acquired loans. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s excess capital in low-yielding short-term investments.

Third Quarter 2013 Compared to Third Quarter 2012

FTE net interest income decreased $10.0 million compared to the third quarter of 2012, reflecting a $6.8 million decrease in total interest and dividend income and a $3.2 million increase in total interest expense, and the net interest margin decreased 59 basis points to 3.30%. Included in the third quarter of 2012 is $4.1 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Excluding this item, FTE operating net interest income decreased $5.9 million and the operating net interest margin declined 52 basis points.

Average total earning assets were $27.6 billion in the third quarter of 2013, a $3.1 billion increase from the third quarter of 2012, primarily reflecting increases of $2.2 billion in average total loans and $921 million in average securities. Average total loans, average securities and average short-term investments comprised 83%, 16% and 1%, respectively, of average total earning assets in the third quarter of 2013 compared to 85%, 14% and 1%, respectively, in the 2012 period. In the current quarter, the yield earned on the total loan portfolio was 4.06% and the yield earned on securities and short-term investments was 2.04%, compared to 4.66% and 2.31%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 45% of the loan portfolio had floating interest rates at September 30, 2013 compared to approximately 47% at December 31, 2012.

The average total commercial banking loan and residential mortgage portfolios increased $1.9 billion and $250 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans decreased $22 million compared to the year-ago quarter, reflecting a $41 million decrease in average indirect auto loans partially offset by a $14 million increase in average home equity loans.

Average total funding liabilities were $26.2 billion in the third quarter of 2013, a $3.5 billion increase from the year-ago period, reflecting increases of $2.3 billion in average total borrowings, $694 million in average total deposits and $479 million in average notes and debentures. The increase in average total deposits reflects growth as well as deposits assumed (approximately $324 million) in connection with the acquisition of 57 branches late in the second quarter of 2012. Average savings and money market deposits and average non-interest-bearing deposits increased $821 million and $352 million, respectively, while average time deposits decreased $479 million. Average deposits comprised 84% and 94% of average total funding liabilities in the third quarter of 2013 and the year-ago period, respectively. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases. The increase in average notes and debentures reflects the issuance of $500 million of senior notes in December 2012.

The one basis point decrease to 0.44% from 0.45% in the rate paid on average total funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions, partially offset by the increase in interest expense resulting from the issuance of the senior notes in December 2012. The rate paid on average deposits decreased five basis points from the third quarter of 2012, primarily reflecting a five basis point decrease in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 57% and 20%, respectively, of average total deposits in the third quarter of 2013 compared to 55% and 23%, respectively, in the comparable 2012 period.

Third Quarter 2013 Compared to Second Quarter 2013

FTE net interest income increased $2.6 million compared to the second quarter of 2013, reflecting a $2.1 million increase in total interest and dividend income and a $0.5 million decrease in total interest expense, and the net interest margin decreased three basis points to 3.30%. The decline in the net interest margin primarily reflects new loan volume at lower rates (which reduced the net interest margin by six basis points) partially offset by one more calendar day in the third quarter of 2013 (which benefited the net interest margin by two basis points).

Average total earning assets increased $545 million, primarily reflecting a $546 million increase in average total loans. Average total funding liabilities increased $620 million, reflecting increases of $403 million in average total borrowings and $231 million in average total deposits. The increase in average total borrowings reflects the additional funding used to support loan growth.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, and the
nine months ended September 30, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing interest rate risk is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2013			June 30, 2013			September 30, 2012
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$179.4	$—	0.21%	$152.4	$0.1	0.18%	$107.7	$—	0.17%
Securities (2)	4,528.9	24.0	2.12	4,556.9	24.3	2.13	3,607.7	21.5	2.38
Loans:
Commercial (3)	8,470.2	88.7	4.19	8,424.6	89.4	4.25	7,737.6	93.1	4.81
Commercial real estate	8,148.3	90.0	4.42	7,757.5	87.2	4.50	6,952.2	91.3	5.25
Residential mortgage	4,156.2	35.2	3.38	4,048.5	34.7	3.43	3,906.0	37.6	3.84
Consumer	2,140.9	18.6	3.48	2,138.6	18.7	3.49	2,163.2	19.8	3.67

Total loans	22,915.6	232.5	4.06	22,369.2	230.0	4.11	20,759.0	241.8	4.66

Total earning assets	27,623.9	$256.5	3.71%	27,078.5	$254.4	3.76%	24,474.4	$263.3	4.30%

Other assets	3,592.3			3,720.3			3,759.9

Total assets	$31,216.2			$30,798.8			$28,234.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,077.0	$—	—%	$4,960.8	$—	—%	$4,724.6	$—	—%
Savings, interest-bearing checking and money market	12,482.3	8.2	0.26	12,316.4	8.3	0.27	11,661.7	9.0	0.31
Time	4,507.1	11.9	1.05	4,558.2	12.2	1.07	4,985.9	13.1	1.05

Total deposits	22,066.4	20.1	0.36	21,835.4	20.5	0.38	21,372.2	22.1	0.41

Borrowings:
Federal Home Loan Bank advances	2,387.8	2.2	0.37	1,778.3	2.0	0.44	390.7	1.3	1.31
Federal funds purchased	520.5	0.2	0.17	788.0	0.4	0.19	295.9	0.2	0.23
Retail repurchase agreements	548.7	0.3	0.20	492.3	0.2	0.19	478.4	0.2	0.23
Other borrowings	5.9	—	0.37	1.0	—	1.75	11.1	0.1	1.03

Total borrowings	3,462.9	2.7	0.31	3,059.6	2.6	0.34	1,176.1	1.8	0.54

Notes and debentures	639.0	5.9	3.69	653.1	6.1	3.75	160.3	1.6	4.07

Total funding liabilities	26,168.3	$28.7	0.44%	25,548.1	$29.2	0.46%	22,708.6	$25.5	0.45%

Other liabilities	425.8			425.8			364.9

Total liabilities	26,594.1			25,973.9			23,073.5
Stockholders’ equity	4,622.1			4,824.9			5,160.8

Total liabilities and stockholders’ equity	$31,216.2			$30,798.8			$28,234.3

Net interest income/spread (4)		$227.8	3.27%		$225.2	3.30%		$237.8	3.85%

Net interest margin			3.30%			3.33%			3.89%

Operating net interest margin (5)			3.30%			3.33%			3.82%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	The FTE adjustment was $4.3 million, $4.3 million and $3.0 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.
(5)	See Non-GAAP financial measures and reconciliation to GAAP.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2013			September 30, 2012
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$159.5	$0.2	0.20%	$400.7	$0.7	0.24%
Securities (2)	4,544.5	72.8	2.13	3,109.4	59.3	2.54
Loans:
Commercial (3)	8,380.5	267.0	4.25	7,535.6	280.7	4.97
Commercial real estate	7,771.2	262.7	4.51	7,027.3	279.4	5.30
Residential mortgage	4,047.2	104.8	3.45	3,830.5	110.5	3.84
Consumer	2,142.5	56.1	3.49	2,180.2	60.5	3.71

Total loans	22,341.4	690.6	4.12	20,573.6	731.1	4.74

Total earning assets	27,045.4	$763.6	3.76%	24,083.7	$791.1	4.38%

Other assets	3,689.4			3,734.5

Total assets	$30,734.8			$27,818.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$4,973.0	$—	—%	$4,576.5	$—	—%
Savings, interest-bearing checking and money market	12,281.9	24.5	0.27	11,454.0	30.1	0.35
Time	4,567.0	36.9	1.08	5,105.5	38.7	1.01

Total deposits	21,821.9	61.4	0.37	21,136.0	68.8	0.43

Borrowings:
Federal Home Loan Bank advances	1,840.5	5.9	0.43	351.3	3.7	1.42
Federal funds purchased	637.0	0.9	0.19	104.6	0.2	0.23
Retail repurchase agreements	533.5	0.8	0.20	479.6	1.0	0.27
Other borrowings	2.7	—	0.70	21.6	0.2	0.99

Total borrowings	3,013.7	7.6	0.34	957.1	5.1	0.70

Notes and debentures	650.3	18.3	3.75	160.0	5.4	4.53

Total funding liabilities	25,485.9	$87.3	0.46%	22,253.1	$79.3	0.48%

Other liabilities	433.1			376.6

Total liabilities	25,919.0			22,629.7
Stockholders’ equity	4,815.8			5,188.5

Total liabilities and stockholders’ equity	$30,734.8			$27,818.2

Net interest income/spread (4)		$676.3	3.30%		$711.8	3.90%

Net interest margin			3.33%			3.94%

Operating net interest margin (5)			3.33%			3.89%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	The FTE adjustment was $12.6 million and $8.2 million for the nine months ended September 30, 2013 and 2012, respectively.
(5)	See Non-GAAP financial measures and reconciliation to GAAP.

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

	Three Months Ended September 30, 2013 Compared To
	September 30, 2012 Increase (Decrease)			June 30, 2013 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$—	$—	$—	$(0.1)	$(0.1)
Securities	5.1	(2.6)	2.5	(0.1)	(0.2)	(0.3)
Loans:
Commercial	8.3	(12.7)	(4.4)	0.5	(1.2)	(0.7)
Commercial real estate	14.3	(15.6)	(1.3)	4.3	(1.5)	2.8
Residential mortgage	2.3	(4.7)	(2.4)	0.9	(0.4)	0.5
Consumer	(0.2)	(1.0)	(1.2)	—	(0.1)	(0.1)

Total loans	24.7	(34.0)	(9.3)	5.7	(3.2)	2.5

Total change in interest and dividend income	29.8	(36.6)	(6.8)	5.6	(3.5)	2.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.6	(1.4)	(0.8)	0.1	(0.2)	(0.1)
Time	(1.3)	0.1	(1.2)	(0.1)	(0.2)	(0.3)

Total deposits	(0.7)	(1.3)	(2.0)	—	(0.4)	(0.4)

Borrowings:
FHLB advances	2.4	(1.5)	0.9	0.6	(0.4)	0.2
Federal funds purchased	0.1	(0.1)	—	(0.1)	(0.1)	(0.2)
Retail repurchase agreements	—	0.1	0.1	—	0.1	0.1
Other borrowings	—	(0.1)	(0.1)	—	—	—

Total borrowings	2.5	(1.6)	0.9	0.5	(0.4)	0.1

Notes and debentures	4.4	(0.1)	4.3	(0.1)	(0.1)	(0.2)

Total change in interest expense	6.2	(3.0)	3.2	0.4	(0.9)	(0.5)

Change in net interest income	$23.6	$(33.6)	$(10.0)	$5.2	$(2.6)	$2.6

Volume and Rate Analysis

	Nine Months Ended September 30, 2013 Compared To September 30, 2012 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.3)	$(0.2)	$(0.5)
Securities	24.1	(10.6)	13.5
Loans:
Commercial	27.7	(44.4)	(16.7)
Commercial real estate	29.5	(43.2)	(13.7)
Residential mortgage	6.0	(11.7)	(5.7)
Consumer	(1.0)	(3.4)	(4.4)

Total loans	62.2	(102.7)	(40.5)

Total change in interest and dividend income	86.0	(113.5)	(27.5)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.1	(7.7)	(5.6)
Time	(4.3)	2.5	(1.8)

Total deposits	(2.2)	(5.2)	(7.4)

Borrowings:
FHLB advances	6.4	(4.2)	2.2
Federal funds purchased	0.8	(0.1)	0.7
Retail repurchase agreements	0.1	(0.3)	(0.2)
Other borrowings	(0.1)	(0.1)	(0.2)

Total borrowings	7.2	(4.7)	2.5

Notes and debentures	13.9	(1.0)	12.9

Total change in interest expense	18.9	(10.9)	8.0

Change in net interest income	$67.1	$(102.6)	$(35.5)

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Bank service charges	$33.3	$32.1	$33.0	$95.5	$95.8
Investment management fees	9.2	9.4	8.7	27.6	26.0
Insurance revenue	9.1	7.1	9.5	24.5	25.1
Brokerage commissions	3.3	3.4	2.8	10.0	9.3
Operating lease income	8.7	8.1	8.3	25.1	22.7
Net gains on sales of residential mortgage loans	3.9	4.2	3.6	13.8	10.0
Net gains on sales of acquired loans	—	5.8	—	5.8	0.7
Other non-interest income:
Commercial banking fees	8.3	7.6	9.5	27.2	21.0
Merchant services income, net	1.4	1.2	1.2	3.8	3.6
Bank-owned life insurance	1.2	0.9	1.3	3.0	4.3
Other	5.6	6.3	3.5	16.7	11.0

Total other non-interest income	16.5	16.0	15.5	50.7	39.9

Total non-interest income	$84.0	$86.1	$81.4	$253.0	$229.5

Total non-interest income increased $2.6 million compared to the third quarter of 2012 and decreased $2.1 million compared to the second quarter of 2013. The improvement in non-interest income compared to the third quarter of 2012 primarily reflects increases in investment management fees, brokerage commissions, gains on sales of residential mortgage loans and customer derivative transactions (included in Other), partially offset by lower commercial banking fees and insurance revenue. The decrease in non-interest income compared to the second quarter of 2013 primarily reflects gains on sales of acquired loans recorded in the second quarter of 2013, partially offset by increases in insurance revenue and bank service charges.

The improvement in bank service charges from the second quarter of 2013 primarily reflects increases in cash management fees and seasonally higher interchange and other fees. Bank service charges continue to be impacted as a result of certain provisions of the DFA (see Recent Market Developments). The increase in insurance revenue from the second quarter of 2013 reflects the seasonal nature of insurance renewals.

BOLI income totaled $1.2 million ($1.8 million on a taxable-equivalent basis) in the third quarter of 2013, compared to $1.3 million ($2.0 million on a taxable-equivalent basis) in the year-ago quarter and $0.9 million ($1.3 million on a taxable-equivalent basis) in the second quarter of 2013. Compared to the third quarter of 2012, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers while the decrease in commercial banking fees primarily reflects lower prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $10.5 billion and $5.0 billion, respectively, at September 30, 2013 compared to $11.4 billion and $4.5 billion, respectively, at December 31, 2012.

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

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Compensation and benefits	$106.9	$104.4	$106.7	$319.5	$321.5
Occupancy and equipment	36.7	36.9	36.5	111.5	104.0
Professional and outside service fees	16.1	14.9	15.8	44.9	48.6
Operating lease expense	7.8	7.6	6.8	22.9	18.8
Amortization of other acquisition-related intangibles	6.5	6.6	6.7	19.6	20.1
Other non-interest expense:
Regulatory	8.6	8.7	7.2	25.4	22.6
Stationery, printing, postage and telephone	5.3	5.4	5.9	15.9	17.0
Advertising and promotion	4.6	4.5	3.9	11.8	13.4
Other	20.0	16.8	19.4	58.8	57.2

Total other non-interest expense	38.5	35.4	36.4	111.9	110.2

Total non-interest expense	$212.5	$205.8	$208.9	$630.3	$623.2

Efficiency ratio	63.6%	62.7%	61.4%	63.5%	62.1%

Total non-interest expense increased $3.6 million compared to the third quarter of 2012 and $6.7 million compared to the second quarter of 2013. Total non-interest expense includes non-operating expenses (see below) totaling $3.3 million in the third quarter of 2013, $0.4 million in the second quarter of 2013 and $3.2 million in the third quarter of 2012.

The increase in the efficiency ratio compared to the third quarter of 2012 reflects lower total revenues and higher operating expenses in the third quarter of 2013. As compared to the second quarter of 2013, the increase in the efficiency ratio primarily reflects higher operating expenses in the third quarter of 2013 (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $0.2 million compared to the year-ago quarter and $2.5 million compared to the second quarter of 2013. The increase from the second quarter of 2013 primarily reflects an increase in payroll-related costs. Compensation and benefits includes severance-related costs (non-operating expenses) totaling $0.5 million in the third quarter of 2013, $0.4 million in the second quarter of 2013 and $0.9 million in the third quarter of 2012.

The increase in operating lease expense compared to the third quarter of 2012 relates to the higher level of equipment leased to PCLC customers. The increase in regulatory expense compared to the third quarter of 2012 reflects higher FDIC insurance premiums resulting from the increase in People’s United Bank’s average total assets. The increase in advertising and promotion compared to the second quarter of 2013 reflects the timing of certain advertising campaigns. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2013 and each of the next five years is as follows: $26.2 million in 2013; $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; and $10.2 million in 2018. Other non-interest expense in the third quarter of 2013 includes a $2.8 million (non-operating) charge associated with the writedowns of certain banking house assets.

Income Taxes

In the third quarter of 2013, People’s United Financial revised its estimate of the full-year effective income tax rate from 32.5% to 31.5%, which resulted in an effective income tax rate of 29.4% for the third quarter of 2013. People’s United Financial’s effective income tax rate was 31.5% for the nine months ended September 30, 2013, which approximates the expected income tax rate for the full-year of 2013, compared to 32.4% for the full-year of 2012. The difference between People’s United Financial’s effective income tax rate for the nine months ended September 30, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (ii) tax-exempt interest earned on certain investments; (iii) tax-exempt income from bank-owned life insurance; and (iv) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2013 were $31.5 billion, a $1.2 billion increase from December 31, 2012, reflecting a $1.5 billion increase in total loans partially offset by a $290 million decrease in total securities. The increase in total loans from December 31, 2012 to September 30, 2013 reflects increases of $1.2 billion in commercial banking loans and $350 million in residential mortgage loans. Originated loans increased $2.1 billion from December 31, 2012 (commercial banking loans increased $1.7 billion and retail loans increased $416 million) and acquired loans decreased $576 million. At September 30, 2013, the carrying amount of the acquired loan portfolio totaled $1.7 billion.

Non-performing assets (excluding acquired non-performing loans) totaled $271.2 million at September 30, 2013, an $18.4 million decrease from year-end 2012, primarily reflecting decreases in total retail loans of $9.7 million, total commercial banking loans of $8.7 million and repossessed assets of $2.2 million. The allowance for loan losses was $188.2 million
($177.5 million on originated loans and $10.7 million on acquired loans) at September 30, 2013 compared to $188.0 million
($177.5 million on originated loans and $10.5 million on acquired loans) at December 31, 2012. At September 30, 2013, the originated allowance for loan losses as a percent of originated loans was 0.82% and as a percent of originated non-performing loans was 74.8%, compared to 0.91% and 70.3%, respectively, at December 31, 2012.

At September 30, 2013, total liabilities were $26.9 billion, a $1.6 billion increase from December 31, 2012, reflecting increases of $1.2 billion in total borrowings and $439 million in total deposits. The increase in total borrowings primarily reflects the additional funding used to support loan growth.

People’s United Financial’s total stockholders’ equity was $4.6 billion at September 30, 2013, a $401 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 24.5 million shares of common stock at a total cost of $327.4 million, dividends paid of $155.0 million and a $105.6 million increase in Accumulated Other Comprehensive Loss (“AOCL”) since December 31, 2012, partially offset by net income of $173.1 million. As a percentage of total assets, stockholders’ equity was 14.7% at September 30, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity as a percentage of tangible assets was 8.5% at September 30, 2013 compared to 10.2% at December 31, 2012.

People’s United Financial’s (consolidated) tier 1 common and tier 1 and total risk-based capital ratios were 11.4%, 11.4% and 12.6%, respectively, at September 30, 2013, compared to 13.1%, 13.2% and 14.7%, respectively, at December 31, 2012. People’s United Bank’s leverage (core) capital ratio, and tier 1 and total risk-based capital ratios were 9.5%, 11.8% and 13.2%, respectively, at September 30, 2013, compared to 9.8%, 12.2% and 13.1%, respectively, at December 31, 2012 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United Financial’s loan portfolios:

Commercial Real Estate

(in millions)	September 30, 2013	December 31, 2012
Property Type:
Residential (multi-family)	$2,481.8	$1,762.7
Office buildings	2,270.8	2,208.8
Retail	2,160.1	1,873.0
Industrial/manufacturing	538.0	543.9
Hospitality and entertainment	401.8	342.8
Mixed/special use	198.1	210.0
Self storage	162.0	107.8
Land	95.2	109.4
Health care	46.8	84.2
Other properties	38.5	51.6

Total commercial real estate	$8,393.1	$7,294.2

Commercial and Industrial

(in millions)	September 30, 2013	December 31, 2012
Industry:
Finance, insurance and real estate	$1,556.3	$1,730.9
Service	1,152.9	1,111.5
Manufacturing	834.5	816.5
Health services	687.2	592.2
Wholesale distribution	567.9	561.9
Retail sales	504.0	531.7
Construction	175.2	184.9
Arts/entertainment/recreation	161.9	156.4
Transportation/utility	141.4	144.7
Public administration	72.9	69.4
Agriculture	23.4	21.9
Other	98.6	125.7

Total commercial and industrial	$5,976.2	$6,047.7

Equipment Financing

(in millions)	September 30, 2013	December 31, 2012 (1)
Industry:
Transportation/utility	$818.2	$753.3
Construction	322.3	317.1
Finance, insurance and real estate	252.4	212.1
Printing	241.5	276.3
Waste	183.8	167.2
Packaging	154.3	144.7
General manufacturing	154.2	132.4
Wholesale distribution	120.4	115.3
Service	56.8	59.7
Health services	51.4	54.0
Food services	20.2	26.1
Retail sales	18.6	18.9
Other	86.9	75.2

Total equipment financing	$2,481.0	$2,352.3

(1)	Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Residential Mortgage

(in millions)	September 30, 2013	December 31, 2012
Adjustable-rate	$3,716.6	$3,335.2
Fixed-rate	519.2	550.9

Total residential mortgage	$4,235.8	$3,886.1

Consumer

(in millions)	September 30, 2013	December 31, 2012
Home equity lines of credit	$1,865.6	$1,865.6
Home equity loans	197.9	185.9
Indirect auto	31.6	58.5
Other	46.2	46.3

Total consumer	$2,141.3	$2,156.3

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

In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2013 are $26.7 million of such loans. Of this amount, $16.2 million, or 61%, were less than 90 days past due on their payments as of that date.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the nine months ended September 30, 2013, we performed 36 loan modifications that were not classified as TDRs. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At September 30, 2013, the loan portfolio included $841 million of interest-only residential mortgage loans, of which $3 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a
5/1 adjustable-rate mortgage).

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

Updated property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2013, non-performing residential mortgage loans totaling $5.0 million had current LTV ratios of more than 100%. At September 30, 2013, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were approximately 62% and 745, respectively.

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

During the nine months ended September 30, 2013, the Company repurchased from government sponsored enterprises (“GSEs”) and other parties a total of eight residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $1.6 million and related fees and expenses incurred totaled less than
$0.1 million. During that same time period, the Company issued 13 investor refunds, totaling $0.3 million, under contractual obligations as a result of early payoffs, make whole payments, sales and settlement differences, underwriting non-compliance and obligations under recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of September 30, 2013.

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

Portfolio Risk Elements—Home Equity Lending

The majority of our home equity lines of credit (“HELOCs”) have an initial draw period of 9  1⁄2 years followed by a 20-year repayment phase. During the initial draw period, interest-only payments are required, after which the disbursed balance is fully amortized over a 20-year repayment term. HELOCs carry variable rates indexed to the Prime Rate with a lifetime interest rate ceiling and floor, and are secured by first or second liens on the borrower’s primary residence. The rate used to qualify borrowers is the Prime Rate plus 5.00%, even though the initial rate may be substantially lower. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts. The minimum FICO credit score is 680. The borrower has the ability to convert the entire balance or a portion of the balance to a fixed-rate term loan during the draw period. There is a limit of three term loans that must be fully amortized over a term not to exceed the original HELOC maturity date.

A smaller portion of our HELOC portfolio has an initial draw period of 10 years with a variable-rate interest-only payment, after which there is a 5-year amortization period. An additional small portion of our HELOC portfolio has a 5-year draw period which, at our discretion, may be renewed for an additional 5-year interest-only draw period.

The following table sets forth, as of September 30, 2013, the amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2013	$50.3
2014	247.3
2015	302.0
2016	306.7
2017	393.6
2018	405.8
Later years	1,919.2

Total	$3,624.9

Essentially all of our HELOCs (96%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of September 30, 2013 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,784.4	$27.8	1.56%
Amortizing payment	81.2	4.6	5.61

For the three months ended September 30, 2013, approximately 35% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of the home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2013, full and complete first lien position data was not readily available for approximately 63% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2013, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $7.8 million.

As of September 30, 2013, full and complete first lien position data was readily available for approximately 37%, or $758 million, of the home equity portfolio. Of that total, approximately 37%, or $278 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $98 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2013, there were 60 loans totaling $4.8 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 36 of the loans (totaling $2.4 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 36 loans was $0.2 million as of September 30, 2013. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of September 30, 2013.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2013, approximately 81% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of September 30, 2013, the weighted average CLTV ratio and FICO score for the home equity portfolio were approximately 55% and 754, respectively.

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

People’s United Financial’s construction loan portfolio totaled $489 million (approximately 2% of total loans) at September 30, 2013. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $827 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2013, construction loans totaling $206 million had remaining available interest reserves totaling $37 million. At that date, the Company had construction loans with interest reserves totaling $0.2 million that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $14 million of restructured construction loans as of September 30, 2013.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the nine months ended September 30, 2013.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2013. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At September 30, 2013 and December 31, 2012, the allowance for loan losses on acquired loans was $10.7 million and $10.5 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Allowance for loan losses on originated loans:
Balance at beginning of period	$177.5	$177.5	$175.5	$177.5	$175.5
Charge-offs	(10.7)	(12.0)	(11.1)	(34.0)	(36.3)
Recoveries	1.2	1.9	1.7	4.6	4.9

Net loan charge-offs	(9.5)	(10.1)	(9.4)	(29.4)	(31.4)
Provision for loan losses	9.5	10.1	9.4	29.4	31.4

Balance at end of period	$177.5	$177.5	$175.5	$177.5	$175.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$8.2	$9.8	$4.8	$10.5	$7.4
Charge-offs	(0.1)	(0.7)	—	(4.1)	(2.7)
Provision for loan losses	2.6	(0.9)	5.7	4.3	5.8

Balance at end of period	$10.7	$8.2	$10.5	$10.7	$10.5

Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	1.02%	1.05%	1.22%	1.02%	1.22%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.31	0.31	0.35	0.31	0.35
Total originated allowance for loan losses as a percentage of:
Originated loans	0.82	0.85	0.95	0.82	0.95
Originated non-performing loans	74.8	71.8	66.0	74.8	66.0

The provision for loan losses on originated loans totaled $9.5 million in the third quarter of 2013, reflecting $9.5 million in net loan charge-offs (including $6.3 million against previously-established specific reserves) and a $6.3 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans in the third quarter of 2012 totaled $9.4 million, reflecting $9.4 million in net loan charge-offs (including $4.8 million against previously-established specific reserves) and a $4.8 million increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios.

The provision for loan losses on acquired loans in the third quarter of 2013 reflects loan impairment primarily attributable to a single credit. The provision for loan losses on acquired loans in the third quarter of 2012 reflects impairment on certain acquired loans.

Management believes that the level of the allowance for loan losses at September 30, 2013 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Commercial Banking:
Commercial real estate	$(0.1)	$4.7	$3.5	$10.7	$14.6
Commercial and industrial	6.4	1.5	2.6	11.6	7.3
Equipment financing	0.9	0.7	1.1	1.2	2.9

Total	7.2	6.9	7.2	23.5	24.8

Retail:
Residential mortgage	0.4	2.3	1.3	4.6	4.7
Home equity	1.6	1.4	0.6	4.5	3.7
Other consumer	0.4	0.2	0.3	0.9	0.9

Total	2.4	3.9	2.2	10.0	9.3

Total	$9.6	$10.8	$9.4	$33.5	$34.1

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Commercial Banking:
Commercial real estate	(0.01)%	0.24%	0.20%	0.18%	0.28%
Commercial and industrial	0.42	0.10	0.19	0.26	0.18
Equipment financing	0.15	0.13	0.21	0.07	0.19
Retail:
Residential mortgage	0.04	0.23	0.13	0.15	0.16
Home equity	0.30	0.28	0.13	0.29	0.25
Other consumer	1.81	0.72	1.00	1.29	0.78
Total portfolio	0.17%	0.19%	0.18%	0.20%	0.22%

Net loan charge-offs in the third and second quarters of 2013 include $0.1 million and $0.7 million, respectively, of acquired loan charge-offs. Excluding acquired loan charge-offs, net loan charge-offs as a percentage of average total loans (annualized) were 0.16% in the third quarter of 2013 and 0.18% in the second quarter of 2013. The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2013 or December 31, 2012.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$69.8	$70.2	$86.5	$84.4	$88.5
Commercial and industrial	66.7	68.6	50.9	54.8	64.6
Equipment financing	21.2	27.8	24.8	27.2	37.4

Total	157.7	166.6	162.2	166.4	190.5

Retail:
Residential mortgage	59.5	59.6	66.8	65.0	60.6
Home equity	19.9	21.0	22.2	21.0	14.6
Other consumer	0.1	0.1	0.2	0.3	0.3

Total	79.5	80.7	89.2	86.3	75.5

Total originated non-performing loans (1)	237.2	247.3	251.4	252.7	266.0
REO:
Residential	14.6	16.0	16.9	17.2	7.2
Commercial	13.3	10.9	9.6	11.4	12.6

Total REO	27.9	26.9	26.5	28.6	19.8

Repossessed assets	6.1	6.3	7.2	8.3	8.2

Total non-performing assets	$271.2	$280.5	$285.1	$289.6	$294.0

Originated non-performing loans as a percentage of originated loans	1.10%	1.18%	1.25%	1.30%	1.45%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.26	1.33	1.42	1.48	1.59
Tangible stockholders’ equity and originated allowance for loan losses	10.12	10.33	9.78	9.45	9.41

(1)	Reported net of government guarantees totaling: $19.8 million at Sept. 30, 2013; $20.4 million at June 30, 2013; $9.9 million at March 31, 2012; $9.7 million at Dec. 31, 2012; and $14.1 million at Sept. 30, 2012. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2013, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 95%) and commercial real estate loans (approximately 5%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $148 million and $6 million, respectively, at September 30, 2013; $152 million and $7 million, respectively, at June 30, 2013; $174 million and $7 million, respectively, at March 31, 2013; $174 million and $8 million, respectively, at December 31, 2012; and $191 million and $11 million, respectively, at September 30, 2012. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $18.4 million from December 31, 2012 and equaled 1.26% of originated loans, real estate owned (“REO”) and repossessed assets at September 30, 2013. The decrease in total non-performing assets from December 31, 2012 primarily reflects decreases in non-performing commercial real estate loans of $14.6 million, non-performing equipment financing loans of $6.0 million, non-performing residential mortgage loans of $5.5 million and repossessed assets of $2.2 million, partially offset by an $11.9 million increase in non-performing commercial and industrial loans.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $434 million in originated potential problem loans at September 30, 2013. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2013, originated potential problem loans consisted of $206 million of commercial and industrial loans, $107 million of commercial real estate loans and $121 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. Management takes a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may increase in the future.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows presents data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2013, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale and People’s United Bank’s liquid assets included $447 million in cash and cash equivalents, $4.2 billion in debt securities available for sale and $6 million in trading account securities. Securities available for sale with a fair value of $1.36 billion at September 30, 2013 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $22.2 billion at September 30, 2013 and represented 71% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.6 billion and $639 million, respectively, at September 30, 2013, representing 12% and 2%, respectively, of total funding at that date.

People’s United Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At September 30, 2013, People’s United Bank’s total borrowing limit for advances from the FHLB of Boston and the FRB-NY, and repurchase agreements was $3.9 billion, based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $1.2 billion at that date.

At September 30, 2013, People’s United Bank had outstanding commitments to originate loans totaling $1.3 billion and approved, but unused, lines of credit extended to customers totaling $5.5 billion (including $2.0 billion of home equity lines of credit).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $4.64 billion at September 30, 2013, a $401 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 24.5 million shares of common stock at a total cost of $327.4 million, dividends paid of $155.0 million and a $105.6 million increase in AOCL since December 31, 2012, partially offset by net income of $173.1 million. The increase in AOCL, net of tax, primarily reflects an increase in the net unrealized loss on securities available for sale. Stockholders’ equity equaled 14.7% of total assets at September 30, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity equaled 8.5% of tangible assets at September 30, 2013 compared to 10.2% at December 31, 2012.

In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of common stock. Under the repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the nine months ended September 30, 2013, the Company repurchased 24.5 million shares of People’s United Financial common stock under this authorization at a total cost of $327.4 million. Through November 7, 2013, an additional 2.7 million shares of People’s United Financial’s common stock had been repurchased under this authorization at a total cost of $38.5 million.

In October 2013, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.1625 per share. The dividend is payable on November 15, 2013 to shareholders of record on November 1, 2013. In the third quarter of 2013, People’s United Bank paid a cash dividend of $60 million to People’s United Financial.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 9.5% at September 30, 2013, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC. People’s United Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at September 30, 2013 with ratios of 9.5% and 13.2%, respectively, compared to 9.8% and 13.1%, respectively, at December 31, 2012. People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at September 30, 2013.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of September 30, 2013 to the OCC’s requirements. At September 30, 2013, People’s United Bank’s adjusted total assets, as defined, were $29.5 billion and its total risk-weighted assets, as defined, were $23.7 billion. At September 30, 2013, People’s United Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
As of September 30, 2013	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,809.8	(1)	9.5%	n/a	n/a	$443.0	1.5%
Leverage (core) capital	2,809.8	(1)	9.5	$1,476.8	5.0%	1,181.4	4.0
Risk-based capital:
Tier 1	2,809.8	(1)	11.8	1,422.7	6.0	948.5	4.0
Total	3,119.6	(2)	13.2	2,371.2	10.0	1,897.0	8.0

(1)	Represents People’s United Bank’s total equity, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iii) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (iv) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	September 30, 2013	December 31, 2012
Tangible equity to tangible assets	8.5%	10.2%
Leverage (Tier 1 capital to adjusted total assets)	9.2	10.6
Tier 1 common equity to total risk-weighted assets (1)	11.4	13.1
Tier 1 risk-based capital to total risk-weighted assets	11.4	13.2
Total risk-based capital to total risk-weighted assets	12.6	14.7

(1)	Tier 1 common equity represents common equity tier 1 capital (calculated in accordance with the Basel III Final Rule issued in July 2013) divided by total risk-weighted assets.

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

Management currently estimates that, as of September 30, 2013, the Company’s and People’s United Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis. Management will continue to monitor the impact of these and future regulations.

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

Interest Rate Risk

The effective management of IRR is essential to achieving the Company’s financial objectives. Responsibility for overseeing management of IRR resides with ALCO . The goal of ALCO is to generate a stable net interest margin over entire interest rate cycles regardless of changes in either short- or long-term interest rates. Generating earnings by taking excessive IRR is prohibited by the IRR limits established by the Company’s Board of Directors. ALCO manages IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

Net Interest Income at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a forward twelve-month period. This simulation captures underlying product behaviors, such as asset and liability re-pricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions that are management judgments based on estimates and historical experience; (ii) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external analytics; (iii) new business loan rates that are based on recent new business origination experience; and (iv) deposit pricing assumptions that are based on historical regression models and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

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

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2013 and December 31, 2012. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)	September 30, 2013	December 31, 2012
+300	16.0%	17.9%
+200	11.1	11.6
+100	4.7	5.1
–25	(1.0)	(1.0)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)	September 30, 2013	December 31, 2012
Short End –25	(0.3)%	(0.1)%
Short End +100	2.3	1.8
Short End +200	5.8	4.4
Long End -100	(3.2)	(3.0)
Long End +100	2.6	3.5
Long End +200	5.7	7.6

The net interest income at risk simulation results indicate that at both September 30, 2013 and December 31, 2012, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 95% of the Company’s loan portfolio being funded by less rate-sensitive deposits and (ii) approximately one-third of the Company’s loan portfolio being comprised of Prime and one-month Libor-based adjustable-rate loans. Asset sensitivity decreased slightly from December 31, 2012, reflecting slower prepayments of residential mortgage loans and residential mortgage-backed securities as the yield curve steepened over the past nine months.

The Company is less asset sensitive when the “long-end” rises as a result of slower prepayments on residential mortgage loans and residential mortgage-backed securities. Based on the Company’s interest rate position at September 30, 2013, an immediate 100 basis point increase in interest rates translates to an approximate $40 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s IRR position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used for income simulations. As with the net interest income modeling, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

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

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various shifts in interest rates. Given the interest rate environment at both September 30, 2013 and December 31, 2012, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	September 30, 2013	December 31, 2012
+300	(3.8)%	(1.4)%
+200	(0.9)	0.7
+100	0.1	0.9
-25	0.1	(0.3)

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

People’s United Financial’s IRR position at September 30, 2013, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderate liability sensitive economic value of equity at risk position at that date. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment will essentially neutralize the decline in value of fixed-rate assets, which serves to create a moderate liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of September 30, 2013, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At September 30, 2013, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 12 to the Consolidated Financial Statements), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2013 was $6.5 million, for which People’s United Financial had posted collateral of $7.0 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of September 30, 2013 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$7.6
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	41	2
Fair value:
Recognized as a liability	$1.5	$0.1

People’s United Financial has entered into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives (pay floating/receive fixed) have been offset with essentially matching interest rate swaps with People’s United Financial’s institutional counterparties (pay fixed/receive floating). Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of September 30, 2013 (dollars in millions)	Commercial Customers	Institutional Counterparties
Notional principal amounts	$2,055.6	$2,055.6
Weighted average interest rates:
Pay floating (receive fixed)	0.29%(2.23%)	—
Pay fixed (receive floating)	—	2.13%(0.29%)
Weighted average remaining term to maturity (in months)	98	98
Fair value:
Recognized as an asset	$46.5	$36.1
Recognized as a liability	29.5	39.6

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 94 through 98 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2013, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2013, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2013:
Tendered by employees (1)	7,799	$15.35	—	—
Publicly announced program (2)	—	$—	—	11,028,800
August 1 - 31, 2013:
Tendered by employees (1)	3,777	$14.92	—	—
Publicly announced program (2)	990,000	$14.32	990,000	10,038,800
September 1 - 30, 2013:
Tendered by employees (1)	6,991	$14.52	—	—
Publicly announced program (2)	1,111,299	$14.34	1,111,299	8,927,501

Total:
Tendered by employees (1)	18,567	$14.95	—	—
Publicly announced program (2)	2,101,299	$14.33	2,101,299	8,927,501

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of up to 10% of People’s United Financial’s outstanding common stock, or 33.6 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through November 7, 2013, 27.3 million shares of People’s United Financial’s common stock had been repurchased under this program at a total cost of $368.6 million. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 12, 2013	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2013	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.