Form 10-K
period 2013-12-31
People's United Financial, Inc.
filed 2014-03-03
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $4,782,907,301.

As of February 14, 2014, there were 310,247,069 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2014, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2013 FORM 10-K

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

This full range of financial services is delivered through a network of 410 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 85 full-service Stop & Shop supermarket branches throughout Connecticut and 58 in southeastern New York that provide customers with seven-day-a-week banking. People’s United Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 14 states to support equipment financing operations throughout the United States. People’s United Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group, which has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

On June 22, 2012, People’s United Bank acquired 57 branches from RBS Citizens, N.A. (“Citizens”) and assumed approximately $324 million in deposits associated with these branches. After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. See Note 5 to the Consolidated Financial Statements.

On November 30, 2010, People’s United Financial completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United Financial completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of their respective closing dates and People’s United Financial’s results of operations include the results of the acquired entities beginning with their respective closing dates.

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

Further discussion of People’s United Financial’s business and operations appears on pages 23 through 84.

Supervision and Regulation—People’s United Financial

Federal Holding Company Regulation

People’s United Financial is a savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). The Board of Governors of the Federal Reserve System (the “FRB”) has responsibility for the supervision, examination and regulation of savings and loan holding companies and their non-depository subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Although savings and loan holding companies are currently not subject to consolidated regulatory leverage or risk-based capital requirements (see Capital Requirements), FRB guidance indicates that a savings and loan holding company should have sufficient capital and an effective capital planning process, consistent with its overall risk profile and considering the size, scope, and complexity of its operations, to ensure its safe and sound operation. The FRB has also indicated that it will evaluate a savings and loan holding company’s capital planning and capital distribution processes, and its capital sufficiency in light of relevant supervisory guidance applicable to bank holding companies. The FRB also announced that in light of the requirements of the HOLA and any unique characteristics of savings and loan holding companies, it intends to assess the condition, performance and activities of savings and loan holding companies in a manner consistent with the FRB’s established risk-based approach for bank holding companies.

Activities Restrictions Applicable to Savings and Loan Holding Companies. The activities of all savings and loan holding companies formed after May 4, 1999, including People’s United Financial, must be financially related activities permissible for bank holding companies, unless the savings and loan holding company has elected to be treated as a financial holding company. A savings and loan holding company that has made a financial holding company election may also engage in activities permissible under section 4(k) of the Bank Holding Company Act. As of December 31, 2013, People’s United Financial had not made an election to be treated as a financial holding company.

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

Supervision and Regulation—People’s United Bank

General

People’s United Bank is a federally-chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. People’s United Bank is subject to regulation, examination, supervision and reporting requirements by the OCC as its primary regulator, by the FDIC as the deposit insurer and by the Consumer Financial Protection Bureau (the “CFPB”) with respect to compliance with designated consumer financial laws.

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

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF, depositors and consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC, and the CFPB or through legislation, could have a material adverse impact on People’s United Bank and its operations.

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

•

Risk-Based Capital Ratio - An 8% Total risk-based capital ratio, calculated as total risk-based capital to total risk-weighted assets. For purposes of this calculation, total risk-based capital includes core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. People’s United Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with People’s United Bank’s risk profile. At December 31, 2013, People’s United Bank exceeded each of its applicable capital requirements. See Management’s Discussion & Analysis—Regulatory Capital Requirements beginning on page 77 for a further discussion regarding People’s United Bank’s capital requirements.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements (the “Basel framework” or “Basel III”). In July 2013, the U.S. banking agencies published final rules to address implementation of the Basel III framework for U.S. financial institutions which, when fully phased-in, will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require savings and loan holding companies and their savings bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework is scheduled to commence on January 1, 2015 for both the Company and People’s United Bank.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators, including the OCC, are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which the Federal Deposit Insurance Corporation Improvement Act created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a federal savings bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2013, People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III would also revise the prompt corrective action framework by incorporating new regulatory capital minimums, including a requirement for tangible common equity.

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

The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF. In February 2011, the FDIC approved a final rule that: (i) changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); (ii) adopted a new large-bank pricing assessment scheme; and (iii) set a target size for the DIF at 2% of insured deposits. The rule, which was effective beginning with the quarterly assessment period ended June 30, 2011, also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5% and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0062% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature between 2017 and 2019.

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

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. People’s United Bank received an “outstanding” rating in its most recent Community Reinvestment Act examination performed in 2009. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the Community Reinvestment Act. People’s United Bank has no such agreements in place at this time.

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

Nontraditional Mortgage Products. The federal banking agencies have issued guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. A portion of People’s United Bank’s adjustable-rate residential mortgage loans represent interest-only residential mortgage loans. None of these loans permit negative amortization or optional payment amounts.

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

A savings bank that fails the QTL test will be deemed to have violated Section 5 of the HOLA and be subject to enforcement action under Section 5(d) of the HOLA. In addition, a savings bank that fails the QTL test generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends without prior approval from the OCC and the FRB (the payment of such dividend must also be permissible under national bank regulations); and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, the institution may have to repay any outstanding advances from the Federal Home Loan Bank (the “FHLB”) as promptly as possible. At December 31, 2013, People’s United Bank was in compliance with the QTL test.

Limitation on Capital Distributions. The OCC regulates capital distributions by People’s United Bank directly or indirectly to People’s United Financial, including cash dividend payments. OCC regulations impose limitations upon capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. OCC regulations require People's United Bank to submit an application to the OCC prior to making a capital distribution, including the payment of cash dividends to People’s United Financial. In addition, a federal savings bank that is a subsidiary of a savings and loan holding company must notify the FRB at least 30 days prior to making any cash dividend payment to its parent. An informational copy of this notice is also provided to the federal savings bank’s primary federal regulator, which in the case of People’s United Bank is the OCC. The FRB will consult with the institution’s primary federal regulator in determining whether to disapprove the proposed dividend.

FRB and OCC regulations state that the FRB or OCC may disapprove the proposed dividend if: (i) the federal savings bank will be less than adequately capitalized following payment of the proposed dividend; (ii) the proposed dividend raises safety or soundness concerns; or (iii) the proposed dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement among or between the savings bank, its parent and a federal banking agency; a condition imposed on the savings association or its parent in an application or notice approved by an appropriate federal banking agency; or any formal or informal enforcement action involving the federal savings bank or its parent.

OCC regulations provide that a federal savings bank must file an application with the OCC if the total amount of all its capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the federal savings bank’s net income for that year plus its retained net income for the preceding two years. People’s United Bank may not pay dividends to People’s United Financial if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OCC notified People’s United Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution, such as People’s United Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 12 to the Consolidated Financial Statements for a further discussion on capital distributions.

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

Branching. Under OCC branching regulations, People’s United Bank is generally authorized to open branches nationwide. People’s United Bank is required to submit an application to the OCC and publish a public notice prior to establishing a new branch or relocating an existing branch. OCC authority preempts any state law purporting to regulate branching by federal savings banks.

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

Federal Reserve System. FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $89.0 million. The first $13.3 million of otherwise reservable balances is exempt from the reserve requirements. People’s United Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board.

Market Area and Competition

People’s United Financial’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2013, approximately 28%, 18%, 18% and 7% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts, New York and Vermont, respectively. Loans to customers located in the New England states as a group represented approximately 63% of total loans at December 31, 2013. However, substantially all of the equipment financing portfolio (approximately 97% at December 31, 2013) was to customers located outside of New England. At December 31, 2013, approximately 31% of the equipment financing portfolio was to customers located in Texas, California and New York and no other state exposure was greater than 6%.

As of June 30, 2013, People’s United Financial had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the third largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United Financial competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United Financial’s predominant market, Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $65,549, Connecticut ranks third in the United States, well above the U.S. median household income of $50,157, according to the 2010 Census and SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $80,342 according to the 2010 Census and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $53,826, according to the 2010 Census and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $62,403 and $50,435, respectively, according to the 2010 Census and SNL Financial.

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

Personnel

As of December 31, 2013, People’s United Financial had 4,842 full-time and 587 part-time employees.

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

People’s United Financial’s interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s United Financial could earn less on some of its interest-earning assets while it is still obligated to pay higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, People’s United Financial might have to pay more on some of its interest-bearing liabilities while it continues to receive lower rates on some of its interest-earning assets.

People’s United Financial manages this risk using many different techniques. If it is not successful in managing this risk, People’s United Financial may be less profitable.

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. In recent years, we have benefited from relatively stable asset quality. Still, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only and stated income residential mortgage loans, home equity loans and lines with incomplete first lien data and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion & Analysis—Asset Quality beginning on page 58. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is People’s United Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2013, People’s United Bank has established 143 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. At December 31, 2013, 35% of People’s United Bank branches were located in Stop & Shop supermarkets and 15% of our total deposits at that date were held in Stop & Shop branches.

People’s United Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut and certain counties in the state of New York, in the form of licensing agreements between The Stop & Shop Supermarket Company and People’s United Bank, which provides for the leasing of space to People’s United Bank within Stop & Shop supermarkets for branch use. People’s United Bank has the exclusive right to branch in these supermarkets until 2027, provided that People’s United Bank does not default on its obligations under the licensing agreement.

Under the terms of the license agreements, People’s United Bank has the obligation to open branches in new Stop & Shop locations, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished. The license agreements do not stipulate the number of branch openings per year but, rather, apply only to those new Stop & Shop locations that meet or exceed specified thresholds as to size (square footage) and/or customer traffic. Based on our experience, we would expect the application of these thresholds to result in the opening of approximately 4-6 new branches per year in Stop & Shop locations.

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

Since 2008, the housing and real estate markets, as well as the broader economy, have experienced declines, both nationally and locally. Housing market conditions in the New England region, where much of our lending activity occurs, have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

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

International economic uncertainty continues to have an impact on the U.S. financial markets, potentially suppressing stock prices and adding to volatility. Our foreign country exposure, which is defined as the aggregation of exposure maintained with financial institutions, companies or individuals in a given country outside of the United States, is minimal and indirect, with the majority of such exposure comprised of corporate debt securities. Our sovereign credit exposure is comprised of an immaterial amount of government bonds issued by a single non-European sovereign.

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2013, approximately 28%, 18% and 18% of the Company’s loans by outstanding principal amount were to people and businesses located within Connecticut, Massachusetts and New York, respectively. Loans to people and businesses located in the New England states as a group represented approximately 63% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

If the economic environment deteriorates, or negative trends emerge with respect to the financial markets, the New England and southeastern New York economies could suffer more than the national economy. This would be especially likely in Fairfield County, Connecticut (where the Company is headquartered) as well as the suburban communities of New York City and Boston as a result of the significant number of people living in these areas who also work in the financial services industry.

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

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “DFA”) has resulted in significant changes in the financial regulatory landscape, many of which affect us. Among the more significant provisions of the DFA, as well as their actual or anticipated impact, if quantifiable, are:

•	Changes to the regulatory landscape, including:

(i)	change in both People's United Financial's and People's United Bank's primary regulator;

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

•

The DFA limits the amount of interchange fee that an issuer of debit cards may charge or receive to an amount that is “reasonable and proportional” to the cost of the transaction. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The interchange fee provisions, which became effective in the fourth quarter of 2011, have resulted in a decline in bank service charges of approximately $20 million on an annualized basis (see Recent Market Developments).

•	Changes impacting the financial products and services we offer to our customers:

•

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2013, People’s United Bank’s non-interest bearing deposits totaled $5.3 billion, or 24% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

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

•

The CFPB has issued a series of final rules to implement provisions in the DFA related to mortgage origination and mortgage servicing. These rules, which went into effect in January 2014 and which may increase the cost of originating and servicing residential mortgage loans, include:

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

While it is difficult to fully quantify the anticipated increase in our regulatory compliance burden, we do expect that costs associated with regulatory compliance, including the need to hire additional compliance personnel, will continue to increase as a result of the DFA. Certain other provisions of the DFA still require subsequent regulatory rulemaking. As a result, it is not clear at this time how those new regulations will affect People’s United Financial.

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

While People’s United Financial seeks to use the best available information to make these evaluations, and at December 31, 2013, management believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations

People’s United Financial evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United Financial common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See Notes 1 and 5 to the Consolidated Financial Statements for additional information concerning People’s United Financial’s goodwill and the required impairment test.

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

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2013, full and complete first lien position data was not readily available for approximately 59% of the home equity portfolio which, in turn, represented approximately 3% of our overall loan portfolio at that date.

We are actively working with a third-party vendor to obtain the missing first lien information and have, in certain cases, obtained the data through information reported to credit bureaus when the borrower defaults. This data collection effort, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. Please see the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 61 for more detail, including steps we are taking to otherwise address this issue.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United Financial’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $62 million at December 31, 2013 and People’s United Financial occupies approximately 87% of the building; all other available office space is leased to an unrelated party. People’s United Financial delivers its financial services through a network of 410 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United Financial’s branch network is primarily concentrated in Connecticut, where it has 163 offices (including 85 located in Stop & Shop supermarkets). People’s United Financial also has 97 branches in southeastern New York (including 58 located in Stop & Shop supermarkets), 54 branches in Massachusetts, 42 branches in Vermont, 28 branches in New Hampshire and 26 branches in Maine. People’s United Financial owns 115 of its branches, which had an aggregate net book value of $62 million at December 31, 2013. People’s United Financial’s remaining banking operations are conducted in leased offices. Information regarding People’s United Financial’s operating leases for office space and related rent expense appears in Note 19 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 19 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United Financial, Inc. is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 14, 2014, the closing price of People’s United Financial, Inc. common stock was $14.16. As of that date, there were approximately 19,700 record holders of People’s United Financial, Inc. common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United Financial common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the SNL Mid Cap U.S. Bank & Thrift Index (the “SNL Mid Cap Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2008 in each of People’s United Financial’s common stock, the S & P 500 Stock Index, the Russell Midcap Index and the SNL Mid Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United Financial is included as a component of the Russell Midcap Index. The SNL Mid Cap Index is an index prepared by SNL Securities comprised of 74 financial institutions (including People’s United Financial) located throughout the United States.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2013:
Tendered by employees (1)	2,521	$14.53	—	—
Publicly announced program (2)	1,210,657	$14.59	1,210,657	7,716,844
November 1 - 30, 2013:
Tendered by employees (1)	8,942	$14.71	—	—
Publicly announced program (2)	4,333,736	$14.65	4,333,736	3,383,108
December 1 - 31, 2013:
Tendered by employees (1)	16,071	$15.06	—	—
Publicly announced program (2)	3,383,108	$14.87	3,383,108	—

Total:
Tendered by employees (1)	27,534	$14.90	—	—
Publicly announced program (2)	8,927,501	$14.72	8,927,501	—

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.
(2)	In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of up to 10% of People’s United Financial’s outstanding common stock, or 33.6 million shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In December 2013, People’s United Financial completed this repurchase authorization. Shares acquired in this manner have not been retired by People’s United Financial and, as a result, remain available for issuance in the future.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 12 and 24 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2013	2012	2011	2010	2009
Earnings Data:
Net interest income (fully taxable equivalent)	$905.8	$940.4	$921.2	$697.3	$580.2
Provision for loan losses	43.7	49.2	63.7	60.0	57.0
Non-interest income	333.2	313.8	307.6	270.0	284.3
Non-interest expense (1)	839.0	830.6	871.9	782.0	659.8
Operating non-interest expense (2)	826.3	817.9	815.1	743.4	657.8
Net income	232.4	245.3	192.4	82.5	101.2
Operating earnings (2)	241.1	253.9	230.7	122.2	104.3

Selected Statistical Data:
Net interest margin	3.31%	3.86%	4.10%	3.67%	3.20%
Operating net interest margin (2)	3.31	3.82	4.03	3.67	3.20
Return on average assets	0.75	0.87	0.74	0.37	0.49
Operating return on average assets (2)	0.78	0.90	0.89	0.55	0.50
Return on average tangible assets	0.81	0.95	0.80	0.41	0.53
Return on average stockholders’ equity	4.9	4.7	3.6	1.5	2.0
Return on average tangible stockholders’ equity	8.9	8.2	6.0	2.3	2.8
Operating return on average tangible stockholders’ equity (2)	9.2	8.5	7.2	3.4	2.9
Efficiency ratio (2)	63.7	62.3	63.6	73.3	73.6

Financial Condition Data:
Total assets	$33,214	$30,324	$27,558	$25,034	$21,257
Loans	24,390	21,737	20,385	17,323	14,099
Securities	5,033	4,669	2,931	3,033	902
Short-term investments (3)	124	131	411	1,120	3,492
Allowance for loan losses	188	188	183	173	173
Goodwill and other acquisition-related intangible assets	2,127	2,154	2,174	1,962	1,515
Deposits	22,557	21,751	20,816	17,933	15,446
Borrowings	5,057	2,386	857	1,011	159
Notes and debentures	639	659	160	182	182
Stockholders’ equity	4,568	5,039	5,215	5,216	5,101
Non-performing assets (4)	248	290	337	303	206

Ratios:
Net loan charge-offs to average total loans	0.19%	0.21%	0.28%	0.40%	0.29%
Non-performing assets to originated loans, real estate owned and repossessed assets (4)	1.08	1.48	2.00	2.10	1.45
Originated allowance for loan losses to:
Originated loans (4)	0.78	0.91	1.05	1.19	1.22
Originated non-performing loans (4)	81.9	70.3	59.7	70.3	102.2
Average stockholders’ equity to average total assets	15.3	18.4	20.3	24.4	24.8
Stockholders’ equity to total assets	13.8	16.6	18.9	20.8	24.0
Tangible stockholders’ equity to tangible assets	7.9	10.2	12.0	14.1	18.2
Total risk-based capital (5)	12.4	13.1	14.0	14.5	14.1

Common Share Data:
Basic and diluted earnings per share	$0.74	$0.72	$0.55	$0.23	$0.30
Operating earnings per share (2)	0.77	0.75	0.66	0.34	0.31
Dividends paid per share	0.6475	0.6375	0.6275	0.6175	0.6075
Dividend payout ratio	88.1%	88.8%	114.9%	264.4%	201.1%
Operating dividend payout ratio (2)	84.9	85.8	95.8	178.6	195.2
Book value per share (end of period)	$15.28	$15.21	$14.96	$14.90	$15.20
Tangible book value per share (end of period) (2)	8.17	8.71	8.72	9.30	10.68
Stock price:
High	15.27	13.79	14.49	17.08	18.54
Low	11.82	11.20	10.50	12.20	14.72
Close (end of period)	15.12	12.09	12.85	14.01	16.70

(1)	Includes a total of $12.7 million, $12.7 million, $56.8 million, $58.9 million and $4.5 million of one-time charges, merger-related expenses and core system conversion costs in 2013, 2012, 2011, 2010 and 2009, respectively. Also includes an FDIC special assessment charge of $8.4 million in 2009.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Includes securities purchased under agreements to resell.
(4)	Excludes acquired loans. See Asset Quality.
(5)	Total risk-based capital ratios presented are for People’s United Bank. See Regulatory Capital.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Market Developments

FDIC Insurance Coverage / Assessments

The FDIC insures deposits at FDIC insured financial institutions up to certain limits (up to $250,000 per depositor), charging premiums to maintain the DIF at specified levels. The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF.

In February 2011, the FDIC approved a final rule that: (i) changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); (ii) adopted a new large-bank pricing assessment scheme; and (iii) set a target size for the DIF at 2% of insured deposits. The rule, which was effective beginning with the quarterly assessment period ended June 30, 2011, also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5% and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank.

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

The actual amount of future regulatory assessments will be dependent on several factors, including: (i) People’s United Bank’s average total assets and average tangible equity; (ii) People’s United Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Company's business is subject to risk as a result of changes in federal and state regulation. The DFA, which was signed into law on July 21, 2010, imposes significant changes in the financial regulatory landscape and will continue to impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

Among the more significant provisions of the DFA, the responsibility for all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries was transferred to the FRB and the OCC assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. The DFA created a new federal consumer protection agency, the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws and also has supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to banks and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an Order vacating portions of the FRB’s Debit Card Interchange Fee and Routing regulations related to the calculation of interchange transaction fees and network non-exclusivity. The Order would require the FRB to revise its Debit Card Interchange Fee regulations, which serve to limit the fees that issuers can charge for debit card interchange transactions, as well as its regulations relating to routing of debit card interchange transactions. The FRB has appealed the District Court’s ruling to the U.S. Court of Appeals for the District of Columbia Circuit, which has agreed to an expedited schedule for briefing and consideration of the appeal. The Order vacating the FRB’s debit card regulations has been stayed pending resolution of the appeal. If the District Court's ruling is upheld, bank service charge revenue derived from interchange transaction fees could be reduced further.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2013, People’s United Bank’s non-interest-bearing deposits totaled $5.3 billion, or 24% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

In January 2014, a series of final rules issued by the CFPB to implement provisions in the DFA related to mortgage origination and mortgage servicing went into effect and may increase the cost of originating and servicing residential mortgage loans.

Enactment of the DFA has resulted in significant increases in the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United Financial offers to its customers.

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

People’s United Bank is a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut with $33.2 billion in total assets as of December 31, 2013. People’s United Bank was organized in 1842 as a mutual savings bank, converted to stock form in 1988, and in 2006 converted from a Connecticut-chartered stock savings bank to a federally-chartered stock savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. People’s United Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising People's United Bank's compliance with designated consumer financial laws.

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

Acquisitions

On June 22, 2012, People’s United Bank acquired 57 branches from Citizens and assumed approximately $324 million in deposits associated with these branches. After the close of business on June 30, 2011, People’s United Financial acquired Danvers based in Danvers, Massachusetts. The transaction was effective July 1, 2011. See Note 5 to the Consolidated Financial Statements.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United Financial’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to:(i) merger-related expenses, including acquisition integration and other costs; (ii) charges related to executive-level management separation costs; (iii) severance-related costs; and (iv) writedowns of banking house assets, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP earnings per share. Operating return on average assets is calculated by dividing operating earnings by average total assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

Operating net interest margin excludes from the net interest margin those items that management considers to be of such a discrete nature that, by excluding such items, People’s United Financial’s net interest margin can be measured and assessed on a more consistent basis from period to period. Items excluded from operating net interest margin include cost recovery income on acquired loans and changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments. Operating net interest margin is calculated by dividing operating net interest income by average total earning assets.

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

The following table summarizes People’s United Financial’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2013	2012	2011	2010	2009
Total non-interest expense	$839.0	$830.6	$871.9	$782.0	$659.8

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(9.0)	—	(4.8)	—	—
Severance-related costs	(2.8)	(7.3)	(5.3)	—	—
Acquisition integration and other costs	(0.9)	(5.4)	—	—	—
Merger-related expenses	—	—	(42.9)	(23.3)	(2.0)
Executive-level separation agreement	—	—	(3.8)	(15.3)	—

Total	(12.7)	(12.7)	(56.8)	(38.6)	(2.0)

Operating non-interest expense	826.3	817.9	815.1	743.4	657.8

Amortization of other acquisition-related intangible assets	(26.2)	(26.8)	(25.8)	(21.7)	(20.6)
FDIC special assessment	—	—	—	—	(8.4)
Other (1)	(10.3)	(7.8)	(10.3)	(9.4)	(6.5)

Total	$789.8	$783.3	$779.0	$712.3	$622.3

Net interest income (FTE basis)	$905.8	$940.4	$921.2	$697.3	$580.2
Total non-interest income	333.2	313.8	307.6	270.0	284.3

Total revenues	1,239.0	1,254.2	1,228.8	967.3	864.5
Adjustments:
BOLI FTE adjustment	2.1	2.8	3.1	3.6	4.5
Net security (gains) losses	—	—	(8.8)	1.0	(22.0)
Other (2)	(0.8)	(0.7)	2.2	—	(1.9)

Total	$1,240.3	$1,256.3	$1,225.3	$971.9	$845.1

Efficiency ratio	63.7%	62.3%	63.6%	73.3%	73.6%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

Years ended December 31 (in millions, except per share data)	2013	2012	2011	2010	2009
Net income, as reported	$232.4	$245.3	$192.4	$82.5	$101.2

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	9.0	—	4.8	—	—
Severance-related costs	2.8	7.3	5.3	—	—
Acquisition integration and other costs	0.9	5.4	—	—	—
Merger-related expenses	—	—	42.9	23.3	2.0
Executive-level separation costs	—	—	3.8	15.3	—
Core system conversion costs	—	—	—	20.3	2.5

Total pre-tax adjustments	12.7	12.7	56.8	58.9	4.5
Tax effect	(4.0)	(4.1)	(18.5)	(19.2)	(1.4)

Total adjustments, net of tax	8.7	8.6	38.3	39.7	3.1

Operating earnings	$241.1	$253.9	$230.7	$122.2	$104.3

Earnings per share, as reported	$0.74	$0.72	$0.55	$0.23	$0.30

Adjustment to arrive at operating earnings per share:
Writedowns of banking house assets	0.03	—	0.01	—	—
Severance-related costs	—	0.02	0.01	—	—
Acquisition integration and other costs	—	0.01	—	—	—
Merger-related expenses	—	—	0.08	0.04	—
Executive-level separation costs	—	—	0.01	0.03	—
Core system conversion costs	—	—	—	0.04	0.01

Total adjustments per share	0.03	0.03	0.11	0.11	0.01

Operating earnings per share	$0.77	$0.75	$0.66	$0.34	$0.31

Average total assets	$31,009	$28,113	$26,028	$22,016	$20,757

Operating return on average assets	0.78%	0.90%	0.89%	0.55%	0.50%

The following table summarizes People’s United Financial’s operating net interest income and margin:

Years ended December 31 (dollars in millions)	2013	2012	2011	2010	2009
Net interest income (FTE basis)	$905.8	$940.4	$921.2	$697.3	$580.2

Adjustments to arrive at operating net interest income:
Cost recovery income	—	(8.8)	(5.0)	—	—
Changes in accretable yield	—	—	(11.2)	—	—

Total adjustments	—	(8.8)	(16.2)	—	—

Operating net interest income	$905.8	$931.6	$905.0	$697.3	$580.2

Net interest margin, as reported	3.31%	3.86%	4.10%	3.67%	3.20%

Adjustments to arrive at operating net interest margin:
Cost recovery income	—	(0.04)	(0.02)	—	—
Changes in accretable yield	—	—	(0.05)	—	—

Total adjustments	—	(0.04)	(0.07)	—	—

Operating net interest margin	3.31%	3.82%	4.03%	3.67%	3.20%

Average total earning assets	$27,360	$24,366	$22,497	$18,989	$18,157

The following tables summarize People’s United Financial's operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Years ended December 31 (dollars in millions)	2013	2012	2011	2010	2009
Operating earnings	$241.1	$253.9	$230.7	$122.2	$104.3

Average stockholders’ equity	$4,755	$5,168	$5,271	$5,368	$5,141
Less: Average goodwill and average other acquisition-related intangible assets	2,141	2,165	2,053	1,753	1,526

Average tangible stockholders’ equity	$2,614	$3,003	$3,218	$3,615	$3,615

Operating return on average tangible stockholders’ equity	9.2%	8.5%	7.2%	3.4%	2.9%

Years ended December 31 (dollars in millions)	2013	2012	2011	2010	2009
Dividends paid	$204.8	$217.9	$220.9	$218.1	$203.6

Operating earnings	$241.1	$253.9	$230.7	$122.2	$104.3

Operating dividend payout ratio	84.9%	85.8%	95.8%	178.6%	195.2%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2013	2012	2011	2010	2009
Total stockholders’ equity	$4,568	$5,039	$5,215	$5,216	$5,101
Less: Goodwill and other acquisition-related intangible assets	2,127	2,154	2,174	1,962	1,515

Tangible stockholders’ equity	$2,441	$2,885	$3,041	$3,254	$3,586

Total assets	$33,214	$30,324	$27,558	$25,034	$21,257
Less: Goodwill and other acquisition-related intangible assets	2,127	2,154	2,174	1,962	1,515

Tangible assets	$31,087	$28,170	$25,384	$23,072	$19,742

Tangible equity ratio	7.9%	10.2%	12.0%	14.1%	18.2%

As of December 31 (in millions, except per share data)	2013	2012	2011	2010	2009
Tangible stockholders’ equity	$2,441	$2,885	$3,041	$3,254	$3,586

Common shares issued	396.45	395.81	395.42	376.62	348.25
Less: Common shares classified as treasury shares	89.54	56.18	38.03	17.49	3.21
Unallocated ESOP common shares	8.01	8.36	8.71	9.06	9.41

Common shares	298.90	331.27	348.68	350.07	335.63

Tangible book value per share	$8.17	$8.71	$8.72	$9.30	$10.68

Economic Environment

People’s United Financial’s results are subject to fluctuations based on economic conditions. In response to the significant disruptions in the capital markets brought about by the sub-prime mortgage crisis and its after-effects, turmoil in the financial sector, and the contracting U.S. economy, the Federal Reserve Board has maintained its targeted range for the federal funds rate of 0% to 0.25% since December 16, 2008. Throughout 2013, the United States economy experienced a moderate expansion. Real gross domestic product increased at an annual rate of 3.2% in the fourth quarter of 2013, after increasing 4.1% in the third quarter. The national unemployment rate was 6.7% as of December 31, 2013, down from 7.8% at the end of 2012.

The New England region and southeastern New York comprise People’s United Financial’s primary market area, with Connecticut, New York, Massachusetts and Vermont having the largest concentration of People’s United Financial’s loans, deposits and branches. Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $65,549, Connecticut ranks third in the United States, well above the U.S. median household income of $50,157, according to the 2010 Census and SNL Financial. Fairfield County, where People’s United Financial is headquartered, has the highest median household income in Connecticut of $80,342 according to the 2010 Census and SNL Financial. The state’s unemployment rate decreased to 6.8% as of December 31, 2013 compared to 7.8% at the end of 2012, which is in-line with the national rate. The Connecticut economy experienced a slight decrease in jobs in 2013, with total seasonally adjusted employment decreasing by approximately 4,000 jobs, or 0.2%, from December 31, 2012 to December 31, 2013, compared to a decrease of approximately 18,000 jobs, or 1.0%, from December 31, 2011 to December 31, 2012.

The median household income in New York was $53,826, according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 6.6% at December 31, 2013, down from 8.2% at the end of 2012. The median household income in Massachusetts was $62,403, according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 6.7% at December 31, 2013, up from 6.6% at the end of 2012. The median household income in Vermont was $50,435 according to the 2010 Census and SNL Financial, and the state’s unemployment rate was 3.8% at December 31, 2013, down from 4.7% at the end of 2012.

While the New England and New York economies experienced less severe contraction during the recent recession than the United States as a whole, they also exhibited milder recoveries. As a consequence, real GDP for 2012 (the most recent period for which regional data is available) was 5.1% higher in New England and 6.6% higher in New York compared to 2009, whereas U.S. GDP was 6.7% higher over the same period. The overall outlook for the economies of New England and southeastern New York in 2014 is improving, with the expectation that these regions may continue the recovery along with the rest of the United States.

Financial Overview

Comparison of Financial Condition at December 31, 2013 and 2012. Total assets at December 31, 2013 were $33.2 billion, a $2.9 billion increase from December 31, 2012, reflecting increases of $2.7 billion in total loans and $364 million in total securities. The increase in total loans from December 31, 2012 to December 31, 2013 primarily reflects increases of $2.1 billion in commercial banking loans and $531 million in residential mortgage loans. Originated loans increased $3.4 billion from December 31, 2012 to $22.9 billion (commercial banking loans increased $2.7 billion and retail loans increased $633 million) and acquired loans decreased $713 million. At December 31, 2013, the carrying amount of the acquired loan portfolio totaled $1.5 billion. The increase in total securities primarily reflects purchases of agency-backed collateralized mortgage obligations (“CMOs”) and FHLB stock.

Non-performing assets (excluding acquired non-performing loans) totaled $247.8 million at December 31, 2013, a $41.8 million decrease from year-end 2012, primarily reflecting decreases of $28.6 million in non-performing commercial banking loans and $7.5 million in non-performing retail loans. The allowance for loan losses was $187.8 million ($177.5 million on originated loans and $10.3 million on acquired loans) at December 31, 2013 compared to $188.0 million ($177.5 million on originated loans and $10.5 million on acquired loans) at December 31, 2012. At December 31, 2013, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 81.9%, compared to 0.91% and 70.3%, respectively, at December 31, 2012.

At December 31, 2013, total liabilities were $28.6 billion, a $3.4 billion increase from December 31, 2012, reflecting increases of $2.7 billion in total borrowings and $807 million in total deposits ($189 million in retail deposits and $618 million in commercial deposits). The increase in total borrowings primarily reflects the additional funding used to support loan growth and securities purchases.

People’s United Financial’s total stockholders’ equity was $4.6 billion at December 31, 2013, a $470 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 33.4 million shares of common stock at a total cost of $458.9 million, dividends paid of $204.8 million and a $58.2 million increase in accumulated other comprehensive loss ("AOCL") since December 31, 2012, partially offset by net income of $232.4 million. As a percentage of total assets, stockholders’ equity was 13.8% at December 31, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity as a percentage of tangible assets was 7.9% at December 31, 2013 compared to 10.2% at December 31, 2012.

People’s United Financial’s (consolidated) Tier 1 common equity, and Tier 1 and Total risk-based capital ratios were 10.2%, 10.2% and 11.3%, respectively, at December 31, 2013, compared to 13.1%, 13.2% and 14.7%, respectively, at December 31, 2012. People’s United Bank’s leverage (core) capital ratio, and Tier 1 and Total risk-based capital ratios were 9.1%, 11.1% and 12.4%, respectively, at December 31, 2013, compared to 9.8%, 12.2% and 13.1%, respectively, at December 31, 2012.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012. People’s United Financial reported net income of $232.4 million, or $0.74 per diluted share, for the year ended December 31, 2013, compared to $245.3 million, or $0.72 per diluted share, for the year-ago period. Included in the 2013 and 2012 results are $8.7 million and $8.6 million (after-tax), respectively, of non-operating expenses. Operating earnings were $241.1 million, or $0.77 per share, and $253.9 million, or $0.75 per share, for the respective periods. The results for 2013 reflect continued loan and deposit growth, strength in fee income business, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United Financial’s operating return on average assets was 0.78% for 2013 compared to 0.90% for 2012. Operating return on average tangible stockholders’ equity was 9.2% for 2013 compared to 8.5% for the year-ago period.

FTE net interest income totaled $905.8 million in 2013, a $34.6 million decrease from the year-ago period, and the net interest margin declined 55 basis points from 2012 to 3.31%. The decrease in the net interest margin primarily reflects the effects of new loan volume at lower rates, less interest income on acquired loans and higher borrowing costs, partially offset by lower deposit costs. Average total earning assets increased $3.0 billion compared to 2012, reflecting increases of $1.9 billion in average total loans and $1.2 million in average securities, partially offset by a $176 million decrease in average short-term investments. Average total funding liabilities increased $3.3 billion compared to 2012, reflecting increases of $2.1 billion in average total borrowings, $721 million in average total deposits and $452 million in notes and debentures.

Compared to 2012, total non-interest income increased $19.4 million and total non-interest expense increased $8.4 million. The efficiency ratio was 63.7% for 2013 compared to 62.3% for the year-ago period. The provision for loan losses in 2013 totaled $43.7 million compared to $49.2 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.19% in 2013 compared to 0.21% in 2012.

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

Non-performing assets (excluding acquired non-performing loans) totaled $289.6 million at December 31, 2012, a $47.1 million decrease from year-end 2011, primarily reflecting a $42.4 million decrease in non-performing commercial banking loans. The allowance for loan losses on originated loans was $177.5 million at December 31, 2012, reflecting a $2.0 million increase from December 31, 2011 in response to growth in the commercial and residential mortgage loan portfolios. The allowance for loan losses on acquired loans was $10.5 million at December 31, 2012 ($7.4 million at December 31, 2011). At December 31, 2012, the originated allowance for loan losses as a percentage of originated loans was 0.91% and as a percentage of originated non-performing loans was 70.3%, compared to 1.05% and 59.7%, respectively, at December 31, 2011.

At December 31, 2012, total liabilities were $25.3 billion, a $3.0 billion increase from December 31, 2011, reflecting increases of $1.5 billion in total borrowings, $935 million in total deposits and $499 million in notes and debentures. The increase in total borrowings primarily reflects the additional funding used to support loan growth and securities purchases. The increase in deposits reflects, in part, the assumption of approximately $324 million in deposits associated with People’s United Bank’s acquisition of 57 branches in June 2012. The increase in notes and debentures reflects the Company’s issuance of $500 million of senior notes in December 2012.

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

People’s United Financial’s (consolidated) Tier 1 common equity, and Tier 1 and Total risk-based capital ratios were 13.1%, 13.2% and 14.7%, respectively, at December 31, 2012, compared to 14.3%, 14.8% and 16.2%, respectively, at December 31, 2011. People’s United Bank’s leverage (core) capital ratio, and Tier 1 and Total risk-based capital ratios were 9.8%, 12.2% and 13.1%, respectively, at December 31, 2012, compared to 11.1%, 13.1% and 14.0%, respectively, at December 31, 2011.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011. People’s United Financial reported net income of $245.3 million, or $0.72 per diluted share, for the year ended December 31, 2012, compared to $192.4 million, or $0.55 per diluted share, for the year-ago period. Included in the 2012 and 2011 results are $8.6 million and $38.3 million (after-tax), respectively, of merger-related expenses and one-time charges. Operating earnings were $253.9 million, or $0.75 per share, and $230.7 million, or $0.66 per share, for the respective periods. Earnings in 2012 continue to reflect loan and deposit growth, continued positive results in fee-related businesses and ongoing expense control. People’s United Financial’s operating return on average assets was 0.90% for 2012 compared to 0.89% for 2011. Operating return on average tangible stockholders’ equity was 8.5% for 2012 compared to 7.2% for the year-ago period.

FTE net interest income increased $19.2 million from the year-ago period while the net interest margin declined 24 basis points to 3.86%. The lower net interest margin primarily reflects the effects of new loan volume at lower rates and lower interest income on acquired loans, partially offset by lower deposit rates. Compared to 2011, average total earning assets increased $1.9 billion, reflecting increases of $1.9 billion in average total loans and $367 million in average securities, partially offset by a $438 million decrease in average short-term investments. Average total funding liabilities increased $2.1 billion compared to 2011, reflecting a $2.0 billion increase in average total deposits.

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

Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2013	2012	2011
Commercial Banking	$223.4	$210.3	$182.1
Retail and Business Banking	48.5	81.8	57.3

Total reportable segments	271.9	292.1	239.4
Treasury	(18.6)	(35.1)	(4.2)
Other	(20.9)	(11.7)	(42.8)

Total Consolidated	$232.4	$245.3	$192.4

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

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income (see Treasury). Beginning in the third quarter of 2011, the Company modified its FTP methodology relating to certain deposit products, which resulted in the allocation of a larger credit to net interest income within Commercial Banking and Retail and Business Banking, with the offset allocated to Treasury. Segment results for 2011 reflect the modified FTP methodology for the third and fourth quarters of 2011 and the previous FTP methodology for the first and second quarters of 2011.

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

Years ended December 31 (in millions)	2013	2012	2011
Net interest income	$484.2	$469.5	$442.4
Provision for loan losses	46.9	42.8	38.3
Total non-interest income	131.8	120.5	113.2
Total non-interest expense	243.3	236.3	245.5

Income before income tax expense	325.8	310.9	271.8
Income tax expense	102.4	100.6	89.7

Net income	$223.4	$210.3	$182.1

Average total assets	$16,791.0	$15,058.6	$13,713.4
Average total liabilities	3,382.9	3,016.4	2,694.0

Commercial Banking net income increased $13.1 million in 2013 compared to 2012. The $14.7 million increase in net interest income primarily reflects continued loan growth and lower FTP funding charges, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at lower yields and lower interest income on acquired loans. The $11.3 million increase in non-interest income in 2013 reflects increases in commercial banking fees and operating lease income resulting from a higher level of equipment leased to PCLC customers. Included in non-interest income in 2013 and 2012 are net gains on sales of acquired loans totaling $5.7 million and $1.0 million, respectively. The $7.0 million increase in non-interest expense in 2013 reflects a higher level of direct expenses primarily due to increased operating lease expense, partially offset by a decrease in allocated expenses in 2013 compared to 2012. Average total assets increased $1.7 billion and average total liabilities increased $367 million compared to 2012, reflecting loan and deposit growth.

Commercial Banking net income increased $28.2 million in 2012 compared to 2011. The $27.1 million increase in net interest income primarily reflects continued loan growth, improved spreads on commercial loans and certain commercial deposits, and the benefit from the change in FTP methodology discussed previously, partially offset by the continued negative impact of the low interest rate environment. The $7.3 million increase in non-interest income in 2012 reflects increases in commercial banking fees and operating lease income resulting from a higher level of equipment leased to PCLC customers. Included in non-interest income in 2012 and 2011 are net gains on sales of acquired loans totaling $1.0 million and $7.5 million, respectively. The $9.2 million decrease in non-interest expense reflects a lower level of allocated expenses in 2012 compared to 2011, partially offset by an increase in direct expenses. Average total assets increased $1.3 billion and average total liabilities increased $322 million in 2012 compared to 2011, reflecting loan and deposit growth, as well as loans acquired and deposits assumed in the Danvers acquisition (effective July 1, 2011).

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

Years ended December 31 (in millions)	2013	2012	2011
Net interest income	$459.6	$504.0	$469.7
Provision for loan losses	15.4	14.0	10.9
Total non-interest income	181.6	179.5	184.4
Total non-interest expense	554.8	548.3	558.1

Income before income tax expense	71.0	121.2	85.1
Income tax expense	22.5	39.4	27.8

Net income	$48.5	$81.8	$57.3

Average total assets	$8,509.6	$8,298.1	$7,245.3
Average total liabilities	19,072.4	18,677.3	17,281.6

Retail and Business Banking net income decreased $33.3 million in 2013 compared to 2012. The $44.4 million decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new loan originations at lower yields, lower FTP funding credits and the run-off of fair value amortization on acquired deposits, partially offset by continued loan growth. The increase in non-interest income primarily reflects increases in investment management fees and brokerage commissions, partially offset by a decrease in gains on sales of residential mortgages. The increase in non-interest expense reflects a higher level of direct expenses primarily as a result of the acquisition of 57 branches late in the second quarter of 2012, partially offset by a decrease in allocated expenses. Average total assets increased $212 million and average total liabilities increased $395 million in 2013 compared to 2012, reflecting loan and deposit growth as well as the assumption of approximately $324 million in deposits in connection with the branch acquisition noted above.

Retail and Business Banking net income increased $24.5 million in 2012 compared to 2011. The $34.3 million increase in net interest income primarily reflects deposit growth and the benefit from the change in FTP methodology previously discussed, partially offset by narrower spreads on certain deposit products resulting from the continued negative impact of a reduced interest rate environment. The decrease in non-interest income primarily reflects lower retail bank service charges (reflecting the impact of certain provisions of the DFA relating to interchange fees that became effective October 1, 2011), partially offset by an increase in gains on sales of residential mortgages. The decrease in non-interest expense reflects primarily reflects a lower level of allocated expenses in 2012 compared to 2011. Average total assets increased $1.1 billion and average total liabilities increased $1.4 billion in 2012 compared to 2011, reflecting loan and deposit growth, the assumption of approximately $324 million in deposits in connection with the branch acquisition noted above, and loans acquired and deposits assumed in the Danvers acquisition (effective July 1, 2011).

Treasury encompasses the securities portfolio, short-term investments, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the interest rate risk (“IRR”) component of People’s United Financial’s net interest income as calculated by its FTP model in deriving each operating segment’s net interest income. Under this process, the funding center buys funds from liability-generating business lines, such as consumer deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United Financial’s Treasury group and is based on the wholesale cost to People’s United Financial of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing IRR to the Treasury group.

Years ended December 31 (in millions)	2013	2012	2011
Net interest loss	$(46.5)	$(66.0)	$(21.1)
Total non-interest income	18.0	10.6	14.0
Total non-interest expense	(1.2)	(3.3)	(1.3)

Loss before income tax benefit	(27.3)	(52.1)	(5.8)
Income tax benefit	(8.7)	(17.0)	(1.6)

Net loss	$(18.6)	$(35.1)	$(4.2)

Average total assets	$5,099.5	$4,121.4	$3,870.3
Average total liabilities	3,421.1	903.7	699.0

The improvement in Treasury’s net loss in 2013 compared to 2012 reflects a decrease in net interest loss and an increase in non-interest income. The improvement in net interest loss primarily reflects lower FTP funding charges and increased interest income partially offset by an increase in interest expense. The increase in non-interest income primarily reflects an increase in net revenues relating to derivative transactions entered into with commercial customers. Average total assets increased $978 million in 2013 compared to 2012, primarily reflecting an increase in average securities partially offset by a decline in average short-term investments. The $2.5 billion increase in average total liabilities in 2013 compared to 2012 primarily reflects increases in average total borrowings (used to support loan growth and securities purchases) and average notes and debentures ($500 million of senior notes issued in December 2012).

The increase in Treasury’s net loss in 2012 compared to 2011 reflects an increase in net interest loss due to the change in FTP methodology discussed previously. Average total assets increased $251 million in 2012 compared to 2011, primarily reflecting an increase in average securities partially offset by a decline in average short-term investments. The increase in average total liabilities primarily reflects an increase in average total borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as one-time charges and merger-related expenses, which totaled $12.7 million, $12.7 million and $56.8 million for the years ended December 31, 2013, 2012 and 2011, respectively (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

Years ended December 31 (in millions)	2013	2012	2011
Net interest (loss) income	$(8.7)	$21.2	$22.4
Provision for loan losses	(18.6)	(7.6)	14.5
Total non-interest income	1.8	3.2	(4.0)
Total non-interest expense	42.1	49.3	69.6

Loss before income tax benefit	(30.4)	(17.3)	(65.7)
Income tax benefit	(9.5)	(5.6)	(22.9)

Net loss	$(20.9)	$(11.7)	$(42.8)

Average total assets	$608.8	$634.8	$1,199.2
Average total liabilities	377.7	347.6	82.3

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

Net Interest Margin

Years ended December 31 (percent)

Net Interest Income - FTE

Years ended December 31 (dollars in millions)

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for 2013, the average effective federal funds rate was 0.11%. The net interest margin was 3.31% in 2013 compared to 3.86% in 2012 and the operating net interest margin was 3.31% in 2013 compared to 3.82% in the year-ago period. The decline in the net interest margin in 2013 compared to 2012 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at lower yields and lower interest income on acquired loans. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

2013 Compared to 2012

FTE net interest income decreased $34.6 million compared to 2012, reflecting a $25.0 million decrease in total interest and dividend income and a $9.6 million increase in total interest expense, and the net interest margin decreased 55 basis points to 3.31%. Net interest income in 2012 included $8.8 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Excluding this item, FTE operating net interest income decreased $25.8 million and the operating net interest margin declined 51 basis points.

Average total earning assets were $27.4 billion in 2013, a $3.0 billion increase from 2012, primarily reflecting increases of $1.9 billion in average total loans and $1.2 billion in average securities. Average total loans, average securities and average short-term investments comprised 83%, 16% and 1%, respectively, of average total earning assets in 2013 compared to 85%, 14% and 1%, respectively, in 2012. In 2013, the yield earned on the total loan portfolio was 4.08% and the yield earned on securities and short-term investments was 2.08%, compared to 4.65% and 2.27%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 45% of the loan portfolio had floating interest rates at December 31, 2013 compared to approximately 47% at December 31, 2012.

The average total commercial banking and residential mortgage loan portfolios increased $1.7 billion and $271 million, respectively, compared to 2012, reflecting growth. Average consumer loans decreased $30 million compared to 2012, reflecting a $45 million decrease in average indirect auto loans partially offset by a $10 million increase in average home equity loans.

Average total funding liabilities were $25.8 billion in 2013, a $3.3 billion increase from the year-ago period, reflecting increases of $2.1 billion in average total borrowings, $721 million in average total deposits and $452 million in average notes and debentures. The increase in average total deposits reflects deposit growth and deposits assumed (approximately $324 million) in connection with the acquisition of 57 branches in the second quarter of 2012. Average savings and money market deposits and average non-interest-bearing deposits increased $861 million and $364 million, respectively, while average time deposits decreased $504 million. Average total deposits comprised 85% and 94% of average total funding liabilities in 2013 and 2012, respectively. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases. The increase in average notes and debentures reflects the issuance of $500 million of senior notes in December 2012.

The two basis point decrease to 0.45% from 0.47% in the rate paid on average total funding liabilities in 2013 compared to 2012 primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average total deposits decreased six basis points in 2013, reflecting decreases of six basis points in savings and money market deposits partially offset by a two basis point increase in time deposits. Average savings and money market deposits and average time deposits comprised 57% and 21%, respectively, of average total deposits in 2013 compared to 54% and 24%, respectively, in 2012.

2012 Compared to 2011

FTE net interest income increased $19.2 million compared to 2011, reflecting a $22.3 million decrease in total interest expense partially offset by a $3.1 million decrease in total interest and dividend income, and the net interest margin decreased 24 basis points to 3.86%. Net interest income in 2012 included $8.8 million of cost recovery income on acquired loans, while net interest income in 2011 included $11.2 million of interest related to changes in the accretable yield on acquired loans stemming from periodic cash flow reassessments and $5.0 million of cost recovery income on acquired loans. Excluding these items, the operating net interest margin in 2012 was 3.82% compared to 4.03% in 2011.

Average total earning assets were $24.4 billion in 2012, a $1.9 billion increase from 2011, reflecting increases of $1.9 billion in average total loans and $367 million in average securities, partially offset by a $438 million decrease in average short-term investments. Average total loans, average securities and average short-term investments comprised 85%, 14% and 1%, respectively, of average total earning assets in 2012 compared to 84%, 13% and 3%, respectively, in 2011. In 2012, the yield earned on the total loan portfolio was 4.65% and the yield earned on securities and short-term investments was 2.27%, compared to 5.12% and 2.35%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 47% of the loan portfolio had floating interest rates at December 31, 2012 compared to approximately 48% at December 31, 2011.

The average total commercial banking and residential mortgage loan portfolios increased $1.3 billion and $697 million, respectively, compared to 2011, reflecting growth. Average consumer loans decreased $15 million compared to 2011, reflecting a $57 million decline in average indirect auto loans partially offset by a $41 million increase in average home equity loans.

Average total funding liabilities were $22.6 billion in 2012, a $2.1 billion increase from 2011, reflecting increases of $2.0 billion in average total deposits and $147 million in average total borrowings. The increase in average total deposits reflects deposit growth and deposits assumed in recent acquisitions. Average savings and money market deposits and average non-interest-bearing deposits increased $1.6 billion and $624 million, respectively, while average time deposits decreased $248 million. Average total deposits comprised 94% of average total funding liabilities in both 2012 and 2011.

The 16 basis point decrease to 0.47% from 0.63% in the rate paid on average total funding liabilities in 2012 compared to 2011 primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average total deposits decreased 13 basis points in 2012, reflecting decreases of 18 basis points in savings and money market deposits and 3 basis points in time deposits. Average savings and money market deposits and average time deposits comprised 54% and 24%, respectively, of average total deposits in 2012 compared to 52% and 27%, respectively, in 2011.

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2013, 2012 and 2011. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2013			2012			2011
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (1)	$156.1	$0.3	0.22%	$332.0	$0.8	0.24%	$770.4	$2.1	0.27%
Securities (2)	4,545.9	97.7	2.15	3,299.8	81.5	2.47	2,933.3	85.1	2.90
Loans:
Commercial (3)	8,421.5	356.2	4.23	7,672.8	373.4	4.87	6,465.4	354.7	5.49
Commercial real estate (4)	7,965.0	351.2	4.41	7,031.5	365.4	5.20	6,971.8	392.4	5.63
Residential mortgage	4,126.1	141.4	3.42	3,854.7	145.5	3.77	3,165.6	131.2	4.14
Consumer	2,145.4	74.8	3.49	2,174.9	80.0	3.68	2,190.1	84.2	3.85

Total loans	22,658.0	923.6	4.08	20,733.9	964.3	4.65	18,792.9	962.5	5.12

Total earning assets	27,360.0	$1,021.6	3.73%	24,365.7	$1,046.6	4.30%	22,496.6	$1,049.7	4.67%

Other assets	3,648.9			3,747.2			3,531.6

Total assets	$31,008.9			$28,112.9			$26,028.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,020.3	$—	—%	$4,656.8	$—	—%	$4,032.8	$—	—%
Savings, interest-bearing checking and money market	12,417.3	33.0	0.27	11,556.8	38.7	0.33	9,970.1	51.0	0.51
Time	4,524.7	48.1	1.06	5,028.2	52.1	1.04	5,276.6	56.4	1.07

Total deposits	21,962.3	81.1	0.37	21,241.8	90.8	0.43	19,279.5	107.4	0.56

Borrowings:
FHLB advances	2,043.9	8.2	0.40	419.5	5.1	1.23	456.1	6.7	1.48
Federal funds purchased	641.2	1.2	0.19	195.3	0.5	0.24	8.6	—	0.13
Retail repurchase agreements	522.7	1.1	0.20	494.7	1.3	0.26	486.6	2.0	0.41
Other borrowings	3.9	—	0.51	16.4	0.1	1.00	28.0	0.3	0.94

Total borrowings	3,211.7	10.5	0.33	1,125.9	7.0	0.63	979.3	9.0	0.92

Notes and debentures	647.5	24.2	3.74	195.5	8.4	4.28	170.4	12.1	7.08

Total funding liabilities	25,821.5	$115.8	0.45%	22,563.2	$106.2	0.47%	20,429.2	$128.5	0.63%

Other liabilities	432.6			381.8			327.7

Total liabilities	26,254.1			22,945.0			20,756.9
Stockholders’ equity	4,754.8			5,167.9			5,271.3

Total liabilities and stockholders’ equity	$31,008.9			$28,112.9			$26,028.2

Net interest income/spread (5)		$905.8	3.28%		$940.4	3.83%		$921.2	4.04%

Net interest margin			3.31%			3.86%			4.10%

Operating net interest margin (6)			3.31%			3.82%			4.03%

(1)	Includes securities purchased under agreements to resell.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	Interest income for the year ended December 31, 2012 includes $8.0 million of cost recovery income; yield of 5.08% without cost recovery income.
(5)	The FTE adjustment was $17.2 million, $11.7 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(6)	See Non-GAAP financial measures and reconciliation to GAAP.

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average total earning assets and average interest-bearing liabilities have affected People’s United Financial’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rates); changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	2013 Compared to 2012 Increase (Decrease)			2012 Compared to 2011 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.4)	$(0.1)	$(0.5)	$(1.1)	$(0.2)	$(1.3)
Securities	27.8	(11.6)	16.2	9.9	(13.5)	(3.6)
Loans:
Commercial	34.4	(51.6)	(17.2)	61.6	(42.9)	18.7
Commercial real estate	45.1	(59.3)	(14.2)	3.3	(30.3)	(27.0)
Residential mortgage	9.8	(13.9)	(4.1)	26.5	(12.2)	14.3
Consumer	(1.1)	(4.1)	(5.2)	(0.6)	(3.6)	(4.2)

Total loans	88.2	(128.9)	(40.7)	90.8	(89.0)	1.8

Total change in interest and dividend income	115.6	(140.6)	(25.0)	99.6	(102.7)	(3.1)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.7	(8.4)	(5.7)	7.2	(19.5)	(12.3)
Time	(5.3)	1.3	(4.0)	(2.6)	(1.7)	(4.3)

Total deposits	(2.6)	(7.1)	(9.7)	4.6	(21.2)	(16.6)

Borrowings:
FHLB advances	8.5	(5.4)	3.1	(0.5)	(1.1)	(1.6)
Federal funds purchased	0.8	(0.1)	0.7	0.4	0.1	0.5
Retail repurchase agreements	0.1	(0.3)	(0.2)	—	(0.7)	(0.7)
Other borrowings	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.2)

Total borrowings	9.3	(5.8)	3.5	(0.2)	(1.8)	(2.0)

Notes and debentures	17.0	(1.2)	15.8	1.6	(5.3)	(3.7)

Total change in interest expense	23.7	(14.1)	9.6	6.0	(28.3)	(22.3)

Change in net interest income	$91.9	$(126.5)	$(34.6)	$93.6	$(74.4)	$19.2

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2013:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$123.6	0.37%
Securities	5,032.7	2.05
Loans	24,390.3	3.69

Total earning assets	$29,546.6	3.40%

Funding liabilities:
Non-interest-bearing deposits	$5,312.2	—%
Savings, interest-bearing checking and money market deposits	12,862.2	0.22
Time deposits	4,382.9	1.00
Borrowings	5,057.0	0.33
Notes and debentures	639.1	3.36

Total funding liabilities	$28,253.4	0.39%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2013	2012	2011	2013/2012	2012/2011
Bank service charges	$127.3	$127.2	$131.3	0.1%	(3.1)%
Investment management fees	37.2	34.9	33.2	6.6	5.1
Operating lease income	34.5	31.2	25.0	10.6	24.8
Insurance revenue	31.2	31.8	30.7	(1.9)	3.6
Net gains on sales of residential mortgage loans	14.8	16.1	7.6	(8.1)	111.8
Brokerage commissions	13.7	12.2	11.9	12.3	2.5
Net gains on sales of acquired loans	5.7	1.0	7.5	n/m	(86.7)
Net security gains	—	—	8.8	n/m	(100.0)
Other non-interest income:
Commercial banking fees	35.6	33.3	26.6	6.9	25.2
Merchant services income, net	5.0	4.9	4.3	2.0	14.0
BOLI	4.5	5.4	6.3	(16.7)	(14.3)
Other	23.7	15.8	14.4	50.0	9.7

Total other non-interest income	68.8	59.4	51.6	15.8	15.1

Total non-interest income	$333.2	$313.8	$307.6	6.2%	2.0%

n/m – not meaningful

Total non-interest income increased $19.4 million in 2013 compared to 2012 and increased $6.2 million in 2012 compared to 2011 ($15.0 million excluding net security gains). The improvement in total non-interest income in 2013 compared to 2012 primarily reflects increases in gains on sales of acquired loans, operating lease income, investment management fees, commercial banking fees and customer interest rate swaps (included in Other) in 2013. The improvement in total non-interest income in 2012 compared to 2011 primarily reflects an increase in the level of gains on sales of residential mortgage loans and higher commercial banking fees and operating lease income in 2012.

The decrease in bank service charges in 2012 compared to 2011 primarily reflects the impact of certain provisions of the DFA, as increases in commercial and retail fees were more than offset by the decline in interchange fees (see Recent Market Developments).

The improvement in brokerage commissions in 2013 reflects higher levels of mutual fund and annuity commission income while the improvement in investment management fees reflects the benefit from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings.

The decrease in net gains on sales of residential mortgage loans in 2013 compared to 2012 primarily reflects a 16% decrease in the volume of residential mortgage loan sales partially offset by the continued improvement in pricing on loans sold directly to a government sponsored enterprises ("GSE"). Loans held for sale at December 31, 2013 and 2012 consisted of newly-originated residential mortgage loans with carrying amounts of $23.3 million and $77.0 million, respectively. The increase in net gains on sales of residential mortgage loans in 2012 compared to 2011 reflects the higher level of residential mortgage loan sales (a 50% increase in volume from 2011) due to the higher level of refinancing activity during 2012.

Net gains on sales of acquired loans in 2013, 2012 and 2011 reflect sales of acquired loans with contractual balances of approximately $12 million, $14 million and $152 million, respectively (carrying amounts of approximately $10 million, $12 million and $105 million, respectively).

The increase in operating lease income in both 2013 and 2012 reflects higher levels of equipment leased to PCLC customers. The increase in commercial banking fees in both years primarily reflects higher prepayment fees while the fluctuation in payment processing volume is the primary driver for the variances in merchant services income.

BOLI income totaled $4.5 million ($6.6 million on a taxable-equivalent basis) in 2013 compared to $5.4 million ($8.2 million on a taxable-equivalent basis) in 2012 and $6.3 million ($9.4 million on a taxable-equivalent basis) in 2011. The decrease in BOLI income in 2013 and 2012 primarily reflects a lower crediting rate in both years due to the continued low interest rate environment. The increase in other non-interest income in 2013 compared to 2012 primarily reflects an increase in revenues relating to customer interest rate swaps.

In 2011, People’s United Financial sold mortgage-backed securities with an amortized cost of $507 million, in order to reduce book value at risk resulting from higher prepayment speeds, and recorded $9.1 million of gross security gains.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $10.8 billion and $5.2 billion, respectively, at December 31, 2013 compared to $11.4 billion and $4.5 billion, respectively, at December 31, 2012.

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

In connection with a new accounting standard issued with respect to investments in qualified affordable housing projects (which People’s United Financial intends to adopt as of January 1, 2014), the amortization of such investments, which is currently included in pre-tax income, will, upon adoption, be included as a component of income tax expense. Adoption of this standard is expected to result in an increase in total non-interest income, pre-tax income, income tax expense and People’s United Financial’s effective income tax rate.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2013	2012	2011	2013/2012	2012/2011
Compensation and benefits	$427.1	$418.9	$429.0	2.0%	(2.4)%
Occupancy and equipment	148.0	141.9	133.3	4.3	6.5
Professional and outside service fees	60.6	65.4	70.6	(7.3)	(7.4)
Operating lease expense	31.3	26.3	20.8	19.0	26.4
Amortization of other acquisition-related intangible assets	26.2	26.8	25.8	(2.2)	3.9
Other non-interest expense:
Regulatory assessments	33.8	30.8	30.1	9.7	2.3
Stationery, printing, postage and telephone	20.9	22.5	21.6	(7.1)	4.2
Advertising and promotion	15.4	17.7	17.2	(13.0)	2.9
Other	75.7	80.3	80.6	(5.7)	(0.4)

Total other non-interest expense	145.8	151.3	149.5	(3.6)	1.2

Total	839.0	830.6	829.0	1.0	0.2
Merger-related expenses	—	—	42.9	—	(100.0)

Total non-interest expense	$839.0	$830.6	$871.9	1.0%	(4.7)%

Efficiency ratio	63.7%	62.3%	63.6%

n/m – not meaningful

Total non-interest expense increased $8.4 million in 2013 compared to 2012 and, excluding the effect of merger-related expenses, $1.6 million in 2012 compared to 2011. Merger-related expenses consist of: (i) fees for investment advisory, legal, accounting and valuation services; (ii) debt prepayment costs; (iii) compensatory charges; and (iv) regulatory filings. Total non-interest expense includes $12.7 million, $12.7 million and $13.9 million of non-operating expenses in 2013, 2012 and 2011, respectively.

The increase in the efficiency ratio in 2013 compared to 2012 reflects lower total revenues and higher operating expenses in 2013 (see Non-GAAP Financial Measures and Reconciliation to GAAP).

The increase in compensation and benefits in 2013 compared to 2012 reflects normal merit increases and compensation and benefit costs for additional employees related to regulatory compliance and the acquisition of 57 branches late in the second quarter of 2012. The decrease in compensation and benefits in 2012 compared to 2011 reflects lower incentive costs, including the benefit associated with the final vesting of stock awards granted in 2007 in connection with the Company’s second step conversion, as well as the benefit from cost-savings initiatives, partially offset by additional compensation and benefit costs resulting from the acquisitions completed in 2012 and 2011 and normal merit increases. Compensation and benefits includes severance-related costs (non-operating) totaling $2.8 million in 2013, $7.3 million in 2012 and $5.3 million in 2011.

In July 2011, People’s United Bank amended the qualified noncontributory defined benefit pension plan (the “Qualified Plan”) to “freeze”, effective December 31, 2011, the accrual of pension benefits for Qualified Plan participants. As such, participants will not earn any additional benefits after that date. Instead, effective January 1, 2012, People’s United Bank will make a contribution on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation.

The increase in occupancy and equipment expense in 2013 and 2012 primarily reflects the incremental costs associated with the continued geographic expansion of People’s United Financial’s franchise as well as the acquisitions completed during the past three years. The decrease in professional and outside services fees in 2013 and 2012 primarily reflects improvements in vendor pricing, lower legal fees and computer system servicing costs. The increase in operating lease expense in 2013 and 2012 relates to the higher level of equipment leased to PCLC customers.

Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017 and $10.2 million in 2018.

In February 2011, the FDIC approved a final rule that: (i) changed the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital); (ii) adopted a new large-bank pricing assessment scheme; and (iii) set a target size for the DIF at 2% of insured deposits. The rule also (i) implemented a lower assessment rate schedule when the DIF reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5% and (ii) created a scorecard-based assessment system for financial institutions with more than $10 billion in assets, including People’s United Bank. One of the financial ratios used in the scorecard-based assessment system for financial institutions with more than $10 billion in assets is the ratio of “higher-risk” assets to Tier 1 capital and reserves. In October 2012, the FDIC adopted a final rule, which became effective April 1, 2013, that revised the definitions of higher-risk commercial and industrial loans, securities and consumer loans, and clarified when an asset must be classified as higher-risk.

The actual amount of future regulatory assessments may increase in 2014 and beyond, depending on several factors, including: (i) People’s United Bank’s average total assets and average tangible equity; (ii) People’s United Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.

The decrease in advertising and promotion compared to 2012 primarily reflects lower levels of spending on certain television advertising campaigns. The decrease in other non-interest expense in 2013 compared to 2012 reflects decreases in operational charge-offs, partially offset by higher real estate owned (“REO”) related costs, including writedowns relating to one residential property. Other non-interest expense includes (i) $9.0 million and $4.8 million in 2013 and 2011, respectively, associated with the writedowns of certain banking house assets and (ii) $3.8 million of executive-level separation costs in 2011 (all non-operating).

Income Taxes

Income tax expense totaled $106.7 million, $117.4 million and $93.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. People’s United Financial’s effective income tax rate was 31.5%, 32.4% and 32.6% for the years ended December 31, 2013, 2012 and 2011, respectively. People’s United Financial’s effective income tax rate in 2014 is expected to approximate the rate in 2013.

The difference between People’s United Financial’s effective income tax rate for the year ended December 31, 2013 and the U.S. federal statutory rate of 35% is primarily attributable to: (i) tax-exempt interest earned on certain investments; (ii) federal income tax credits associated with the Company’s investment in affordable housing limited partnerships; (iii) tax-exempt income from BOLI; and (iv) state income taxes.

People’s United Financial maintains an ownership interest in several limited partnership investments to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a significant role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). These credits totaled $8.5 million, $8.5 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In connection with a new accounting standard issued with respect to investments in qualified affordable housing projects (which People’s United Financial intends to adopt as of January 1, 2014), the amortization of such investments, which is currently included in pre-tax income, will, upon adoption, be included as a component of income tax expense. Adoption of this standard is expected to result in an increase in total non-interest income, pre-tax income, income tax expense and People’s United Financial’s effective income tax rate.

Income tax expense for all three years reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary of People’s United Bank. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. See Note 11 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2013		2012		2011
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
State and municipal	$584.5	$584.5	$—	$—	$—	$—
Corporate	55.0	57.0	55.0	59.7	55.0	61.1
Other	1.0	1.0	1.2	1.2	1.4	1.4

Total securities held to maturity	$640.5	$642.5	$56.2	$60.9	$56.4	$62.5

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$48.6	$48.9	$30.1	$30.7	$80.5	$81.0
GSE residential mortgage-backed securities and CMOs	4,172.2	4,096.4	3,830.9	3,899.0	2,388.9	2,447.8
State and municipal	—	—	527.4	539.6	127.8	137.7
Corporate	58.3	60.2	57.9	59.9	57.4	56.5
Other	2.6	2.5	2.6	2.9	2.6	2.3

Total debt securities	4,281.7	4,208.0	4,448.9	4,532.1	2,657.2	2,725.3
Equity securities	0.2	0.2	0.2	0.2	0.2	0.2

Total securities available for sale	$4,281.9	$4,208.2	$4,449.1	$4,532.3	$2,657.4	$2,725.5

People’s United Financial strives to maintain an appropriate balance between loan portfolio growth and deposit funding. People’s United Financial’s management believes that a large securities portfolio funded with wholesale borrowings provides limited economic value and therefore, the total securities portfolio only comprises 15% of total assets as of December 31, 2013.

People’s United Financial has historically utilized the securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, IRR management, asset diversification and tax planning. Securities available for sale are used as part of People’s United Financial’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

People’s United Financial invests in debt securities rated in the highest categories assigned by nationally recognized statistical ratings organizations (“NRSRO”) and all credit risk undergoes an internal creditworthiness assessment separate from NRSRO ratings. Management has internal guidelines for the credit quality and duration of People’s United Financial’s debt securities portfolio and monitors these on a regular basis.

At December 31, 2013, People’s United Financial’s securities available for sale portfolio totaled $4.2 billion, or 13% of total assets, compared to $4.5 billion, or 15% of total assets, at December 31, 2012 and $2.7 billion, or 10% of total assets, at December 31, 2011.

In December 2013, the entire state and municipal securities portfolio was transferred from available for sale to held to maturity. This action was taken to minimize future fluctuations in stockholders' equity due to changes in the fair value of these long duration securities resulting from changes in interest rates in light of management's view of the long-term investment horizon of this portfolio.

The increase in GSE residential mortgage-backed securities and CMOs in 2013 compared to 2012 reflects management’s decision to invest in such securities to provide an improved balance sheet mix of duration, yield and credit risk as well as regulatory considerations. The increase in debt securities available for sale in 2012 compared to 2011 reflects management’s decision in the second half of 2012 to invest in GSE residential mortgage-backed securities and CMOs, as well as investment grade state and municipal securities, to provide an improved balance sheet mix of duration, yield and credit risk. In 2011, the Company sold 15-year mortgage-backed securities with an amortized cost of $507 million to reduce book value at risk due to an expected increase in prepayments and recorded gross realized gains totaling $9.1 million. Subsequently, the Company purchased short-duration agency-issued CMOs backed by collateral that was expected to exhibit lower prepayment risk.

At December 31, 2013, the amortized cost exceeded the fair value of the securities available for sale portfolio by $73.7 million. At December 31, 2012 and 2011, the fair value exceeded the amortized cost of the securities available for sale portfolio by $83.2 million and $68.1 million, respectively.

All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 4.2 years, 3.3 years and 2.8 years at December 31, 2013, 2012 ad 2011, respectively.

Lending Activities

People’s United Financial conducts its lending activities principally through its Commercial Banking and Retail and Business Banking operating segments. People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $2.65 billion in 2013 compared to 2012 and increased $1.35 billion in 2012 compared to 2011. People’s United Financial acquired loans with fair values of $1.87 billion in 2011 and $3.49 billion in 2010. Loans acquired in connection with business combinations beginning in 2010 are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2013 and 2012, the carrying amount of the acquired loan portfolio totaled $1.53 billion and $2.24 billion, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2013	2012	2011	2010	2009
Commercial Banking:
Commercial real estate (1)	$8,921.6	$7,294.2	$7,172.2	$7,306.3	$5,399.4
Commercial and industrial (1)	6,302.1	6,047.7	5,352.6	3,095.6	2,805.7
Equipment financing	2,593.1	2,352.3	2,014.2	2,095.4	1,236.8

Total Commercial Banking	17,816.8	15,694.2	14,539.0	12,497.3	9,441.9

Retail:
Residential mortgage:
Adjustable-rate	3,895.3	3,335.2	2,947.7	2,117.9	2,230.2
Fixed-rate	521.3	550.9	680.7	529.6	182.4

Total residential mortgage	4,416.6	3,886.1	3,628.4	2,647.5	2,412.6

Consumer:
Home equity	2,084.6	2,051.5	2,057.7	1,976.8	1,986.3
Other consumer	72.3	104.8	159.7	201.1	258.7

Total consumer	2,156.9	2,156.3	2,217.4	2,177.9	2,245.0

Total Retail	6,573.5	6,042.4	5,845.8	4,825.4	4,657.6

Total loans	$24,390.3	$21,736.6	$20,384.8	$17,322.7	$14,099.5

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification is being applied prospectively as it was deemed impracticable to do so for prior periods due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

People’s United Financial’s loan portfolio is primarily concentrated within New England with approximately 63% and 68% of the total loan portfolio representing loans to customers located within the New England states at December 31, 2013 and 2012, respectively, and approximately 18% and 13% represents loans to customers located in New York at those dates.

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2013:

(in millions)	Commercial Banking	Retail	Total
Amounts due:
One year or less	$1,876.7	$69.5	$1,946.2

After one year:
One to five years	7,780.3	209.7	7,990.0
Over five years	8,159.8	6,294.3	14,454.1

Total due after one year	15,940.1	6,504.0	22,444.1

Total	$17,816.8	$6,573.5	$24,390.3

The following table presents, as of December 31, 2013, loan amounts due after December 31, 2014, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial Banking	$7,407.2	$8,532.9	$15,940.1
Retail	5,576.3	927.7	6,504.0

Total loans due after one year	$12,983.5	$9,460.6	$22,444.1

Commercial Banking

The Commercial Banking lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United Financial manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United Financial’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multi-family) sector, which represented 31% of this loan portfolio at December 31, 2013.

As of December 31 (in millions)	2013	2012
Property Type:
Residential (multi-family)	$2,733.3	$1,762.7
Retail	2,389.6	1,873.0
Office buildings	2,258.7	2,208.8
Industrial/manufacturing	542.2	543.9
Hospitality and entertainment	419.1	342.8
Mixed/special use	232.8	210.0
Self storage	160.9	107.8
Land	92.3	109.4
Health care	48.1	84.2
Other properties	44.6	51.6

Total commercial real estate	$8,921.6	$7,294.2

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio increased $1.6 billion in 2013 compared to 2012, reflecting loan growth of $2.0 billion, or 33% of the commercial real estate portfolio, partially offset by a decrease in the acquired portfolio. The commercial real estate portfolio increased $122 million in 2012 compared to 2011, reflecting loan growth of $771 million, or 11% of the commercial real estate portfolio, partially offset by a decrease in the acquired portfolio.

Included in the commercial real estate portfolio are construction loans totaling $532 million and $552 million at December 31, 2013 and 2012, respectively, net of the unadvanced portion of such loan totaling $414 million and $392 million, respectively. During 2013 and 2012, the Company sold acquired loans with outstanding principal balances of $12 million and $14 million, respectively (carrying amount of $10 million and $12 million, respectively) and recognized net gains on sales totaling $5.7 million and $1.0 million, respectively.

At December 31, 2013 and 2012, approximately 33% and 24%, respectively, of People’s United Financial’s commercial real estate portfolio was secured by properties located in New York, and approximately 20% and 26%, respectively, was secured by properties located in Connecticut. In addition, approximately 27% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2013 compared to approximately 32% at December 31, 2012. No other state exposure was greater than 7% at December 31, 2013.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, the New England and southeastern New York economies. People’s United Financial continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy weakens in the future.

Commercial Real Estate Diversification

As of December 31, 2013 (percent)

Commercial and Industrial

People’s United Financial provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2013	2012
Industry:
Finance, insurance and real estate	$1,704.4	$1,730.9
Service	1,240.2	1,111.5
Manufacturing	817.0	816.5
Health services	735.1	592.2
Wholesale distribution	614.7	561.9
Retail sales	535.0	531.7
Construction	173.2	184.9
Transportation/utility	155.6	144.7
Arts/entertainment/recreation	141.1	156.4
Public administration	72.4	69.4
Agriculture	23.5	21.9
Other	89.9	125.7

Total commercial and industrial	$6,302.1	$6,047.7

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

In 2013, the commercial and industrial portfolio increased $254 million compared to 2012, reflecting loan growth of $381 million, or 7% of the commercial and industrial portfolio, partially offset by a decrease in the acquired portfolio. In 2012, the commercial and industrial portfolio increased $695 million compared to 2011, reflecting loan growth of $1.1 billion, or 20% of the commercial and industrial portfolio, partially offset by a decrease in the acquired portfolio.

At December 31, 2013 and 2012, the commercial and industrial portfolio included $411 million and $301 million, respectively, of asset-based lending loans, of which approximately 76% were to customers located within the Company’s geographic footprint at December 31, 2013. The commercial and industrial portfolio also includes $538 million of mortgage warehouse loans at December 31, 2013, compared to $710 million at December 31, 2012. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2013, approximately 18% of the mortgage warehouse loans were to customers located within the Company’s footprint.

At both December 31, 2013 and 2012, approximately 24% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled approximately 44% and 45% at December 31, 2013 and 2012, respectively. No other state exposure was greater than 12%. While People’s United Financial continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification

As of December 31, 2013 (percent)

Commercial and Industrial Portfolio

As of December 31 (dollars in millions)

Equipment Financing

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the transportation/utility, construction, printing and general manufacturing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially all of the equipment financing portfolio (approximately 97% at both December 31, 2013 and 2012) was to customers located outside of New England. At December 31, 2013, approximately 31% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York and no other state exposure was greater than 6%.

As of December 31 (in millions)	2013	2012
Industry:
Transportation/utility	$864.5	$753.3
Construction	348.4	317.1
Finance, insurance and real estate	292.5	212.1
Printing	226.4	276.3
Waste	187.9	167.2
General manufacturing	159.4	132.4
Packaging	151.2	144.7
Wholesale distribution	117.1	115.3
Mining, oil and gas	70.6	40.7
Service	64.1	59.7
Health services	43.8	54.0
Other	67.2	79.5

Total equipment financing	$2,593.1	$2,352.3

The equipment financing portfolio increased $241 million in 2013 compared to 2012, reflecting loan growth of $322 million, or 15% of the equipment and financing portfolio, partially offset by a decrease in the PUEFC acquired loan portfolio. Operating on a national scale, equipment financing represented 15% of the Commercial Banking loan portfolio at both December 31, 2013 and 2012. While People’s United Financial continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.

Equipment Financing Diversification

As of December 31, 2013 (percent)

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United Financial’s commercial and industrial loans and construction loans:

As of December 31, 2013 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total

Contractual maturity:
Commercial and industrial loans	$1,159.6	$2,627.2	$2,515.3	$6,302.1
Construction loans:
Commercial real estate	210.6	197.7	123.8	532.1
Residential mortgage	8.8	83.2	—	92.0

Total	$1,379.0	$2,908.1	$2,639.1	$6,926.2

As of December 31, 2013 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total

Interest rate sensitivity:
Variable rates	$3,926.8	$382.7	$164.8	$4,474.3
Predetermined rates	353.8	790.0	1,308.1	2,451.9

Total	$4,280.6	$1,172.7	$1,472.9	$6,926.2

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

At December 31, 2013 and 2012, approximately 90% and 91%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2013, the residential mortgage loan portfolio included $871 million of interest-only loans, of which $1 million are stated income loans, compared to $727 million and $11 million, respectively, at December 31, 2012. See Asset Quality for further discussion of interest-only and stated income loans. Also included in residential mortgage loans at December 31, 2013 and 2012 are construction loans totaling $92 million and $67 million, respectively.

People’s United Financial’s residential mortgage originations totaled $2.3 billion in 2013, $2.1 billion in 2012 and $2.0 billion in 2011. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 62% of total residential mortgage originations in 2013, compared to 55% in 2012 and 61% in 2011.

In 2013, adjustable-rate residential mortgage loans increased $560 million compared to 2012, reflecting loan growth of $604 million, or 19% of adjustable-rate residential mortgage loans, partially offset by a decrease in the acquired portfolio. In 2012, adjustable-rate residential mortgage loans increased $388 million compared to 2011, reflecting loan growth of $427 million, or 16% of adjustable-rate residential mortgage loans, partially offset by a decrease in the acquired portfolio. Fixed-rate residential mortgage loans decreased $30 million in 2013 compared to 2012 and decreased $130 million in 2012 compared to 2011, reflecting customer’s preference for adjustable-rate loans and run-off in the acquired portfolio. The Company currently retains in its portfolio most of its originated adjustable-rate and 10-year fixed-rate residential mortgage loans.

People’s United Financial’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2013 (percent)

Consumer Lending

People’s United Financial offers home equity lines of credit (“HELOCs”) and home equity loans (“HELs”), and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2013, approximately 92% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United Financial’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2013	2012
Home equity lines of credit	$1,881.1	$1,865.6
Home equity loans	203.4	185.9
Indirect auto	25.7	58.5
Other	46.7	46.3

Total consumer	$2,156.9	$2,156.3

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

During the recent credit cycle, People’s United Financial experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.

In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2013 are $28.6 million of such loans. Of this amount, $18.2 million, or 63%, were less than 90 days past due on their payments as of that date.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During 2013, we performed 49 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $76.5 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At December 31, 2013, the loan portfolio included $871 million of interest-only residential mortgage loans, of which $1 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2013, non-performing residential mortgage loans totaling $3.3 million had current LTV ratios of more than 100%. At December 31, 2013, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were approximately 62% and 746, respectively.

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

During 2013, the Company repurchased from GSEs and other parties a total of 11 residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $1.9 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 14 investor refunds, totaling $0.2 million, under contractual obligations as a result of early payoffs, make whole payments, sales or settlement differences, underwriting or documentation non-compliance and obligations under recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.6 million as of December 31, 2013.

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

Portfolio Risk Elements – Home Equity Lending

The majority of our HELOCs have an initial draw period of 9 1/2 years followed by a 20-year repayment phase. During the initial draw period, interest-only payments are required, after which the disbursed balance is fully amortized over a 20-year repayment term. HELOCs carry variable rates indexed to the Prime Rate with a lifetime interest rate ceiling and floor, and are secured by first or second liens on the borrower’s primary residence. The rate used to qualify borrowers is the Prime Rate plus 5.00%, even though the initial rate may be substantially lower. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts. The minimum FICO credit score is 680. The borrower has the ability to convert the entire balance or a portion of the balance to a fixed-rate term loan during the draw period. There is a limit of three term loans that must be fully amortized over a term not to exceed the original HELOC maturity date.

A smaller portion of our HELOC portfolio has an initial draw period of 10 years with a variable-rate interest-only payment, after which there is a 5-year amortization period. An additional small portion of our HELOC portfolio has a 5-year draw period which, at our discretion, may be renewed for an additional 5-year interest-only draw period.

The following table sets forth, as of December 31, 2013, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2014	$221.3
2015	288.7
2016	297.7
2017	381.7
2018	388.6
Later years	2,056.9

Total	$3,634.9

Essentially all of our HELOCs (95%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2013 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,784.4	$24.0	1.35%
Amortizing payment	96.7	5.4	5.55

For the three months ended December 31, 2013, approximately 36% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of the HEL portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2013, full and complete first lien position data was not readily available for approximately 59% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2013, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $8.1 million.

As of December 31, 2013, full and complete first lien position data was readily available for approximately 41%, or $842 million, of the home equity portfolio. Of that total, approximately 37%, or $313 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $110 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2013, there were 50 loans totaling $3.8 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 35 of the loans (totaling $2.8 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 35 loans was $0.2 million as of December 31, 2013. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of December 31, 2013.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2013, approximately 83% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of December 31, 2013, the weighted average CLTV ratio and FICO score for the home equity portfolio were approximately 55% and 755, respectively.

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

People’s United Financial’s construction loan portfolio totaled $532 million (approximately 2% of total loans) at December 31, 2013. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $946 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2013, construction loans totaling $237 million had remaining available interest reserves totaling $51 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

The recent economic downturn has resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $14 million of restructured construction loans as of December 31, 2013.

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

For a more detailed discussion of the Company’s allowance for loan losses methodology and related policies, see Note 1 to the Consolidated Financial Statements.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At December 31, 2013 and 2012, the allowance for loan losses on acquired loans was $10.3 million and $10.5 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2013	2012	2011	2010	2009
Allowance for loan losses on originated loans:
Balance at beginning of period	$177.5	$175.5	$172.5	$172.5	$157.5

Charge-offs:
Commercial Banking:
Commercial real estate	(10.1)	(15.8)	(21.7)	(27.5)	(10.9)
Commercial and industrial	(16.8)	(11.2)	(12.6)	(14.3)	(9.8)
Equipment financing	(2.8)	(4.6)	(9.0)	(9.5)	(8.8)

Total	(29.7)	(31.6)	(43.3)	(51.3)	(29.5)

Retail:
Residential mortgage	(6.5)	(7.2)	(7.4)	(4.3)	(5.4)
Home equity	(7.2)	(6.4)	(3.8)	(3.8)	(3.5)
Other consumer	(2.3)	(2.7)	(3.6)	(5.3)	(7.1)

Total	(16.0)	(16.3)	(14.8)	(13.4)	(16.0)

Total charge-offs	(45.7)	(47.9)	(58.1)	(64.7)	(45.5)

Recoveries:
Commercial Banking:
Commercial real estate	1.2	1.3	0.5	0.8	0.3
Commercial and industrial	1.7	1.2	1.0	1.0	1.0
Equipment financing	0.8	0.7	0.2	0.3	0.2

Total	3.7	3.2	1.7	2.1	1.5

Retail:
Residential mortgage	0.7	0.8	1.0	0.6	0.2
Home equity	0.8	1.0	0.4	0.4	0.2
Other consumer	1.0	1.5	1.7	1.6	1.6

Total	2.5	3.3	3.1	2.6	2.0

Total recoveries	6.2	6.5	4.8	4.7	3.5

Net loan charge-offs	(39.5)	(41.4)	(53.3)	(60.0)	(42.0)
Provision for loan losses	39.5	43.4	56.3	60.0	57.0

Balance at end of period	$177.5	$177.5	$175.5	$172.5	$172.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.5	$7.4	$—	$—	$—
Charge-offs	(4.4)	(2.7)	—	—	—
Provision for loan losses	4.2	5.8	7.4	—	—

Balance at end of period	$10.3	$10.5	$7.4	$—	$—

Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	0.95%	1.13%	1.39%	1.62%	1.72%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.30	0.36	0.29	0.25	0.14
Total originated allowance for loan losses as a percentage of:
Originated loans	0.78	0.91	1.05	1.19	1.22
Originated non-performing loans	81.9	70.3	59.7	70.3	102.2

The provision for loan losses on originated loans totaled $39.5 million in 2013, reflecting net loan charge-offs of $39.5 million (including $21.3 million against previously-established specific reserves) and an $18.2 million increase in the originated allowance for loan losses due to growth in both the commercial banking and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $43.4 million in 2012, reflecting net loan charge-offs of $41.4 million (including $19.6 million against previously-established specific reserves) and a $23.8 million increase in the originated allowance for loan losses due to growth in both the commercial banking and residential mortgage loan portfolios. The originated allowance for loan losses as a percentage of originated loans was 0.78% at December 31, 2013 and 0.91% at December 31, 2012.

The provision for loan losses on acquired loans totaled $4.2 million in 2013, reflecting net loan charge-offs of $4.4 million, all of which carried previously-established specific reserves, and a $0.2 million decrease in the acquired allowance for loan losses. The provision for loan losses on acquired loans totaled $5.8 million in 2012, reflecting net loan charge-offs of $2.7 million, all of which carried previously-established specific reserves, and a $3.1 million increase in the acquired allowance for loan losses due to impairment on certain acquired loans.

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

Net loan charge-offs as a percentage of average total loans equaled 0.19% in 2013, 0.21% in 2012 and 0.28% in 2011. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans

Years ended December 31	2013	2012	2011	2010	2009
Commercial Banking:
Commercial real estate	0.16%	0.24%	0.30%	0.48%	0.20%
Commercial and industrial	0.26	0.18	0.26	0.47	0.31
Equipment financing	0.08	0.19	0.44	0.44	0.70
Retail:
Residential mortgage	0.15	0.17	0.21	0.15	0.19
Home equity	0.31	0.26	0.17	0.17	0.17
Other consumer	1.29	0.93	0.93	1.57	1.90
Total portfolio	0.19%	0.21%	0.28%	0.40%	0.29%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2013		2012		2011		2010		2009
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial Banking:
Commercial real estate	$65.0	36.6%	$60.0	33.6%	$70.5	35.2%	$82.0	42.2%	$91.0	38.3%
Commercial and industrial	72.5	25.8	75.5	27.8	69.4	26.2	53.2	17.9	52.8	19.9
Equipment financing	21.0	10.6	22.0	10.8	20.5	9.9	26.3	12.1	21.8	8.8
Retail:
Residential mortgage	10.0	18.1	12.0	17.9	8.8	17.8	5.8	15.3	4.0	17.1
Home equity	8.0	8.6	6.7	9.4	4.3	10.1	2.7	11.4	1.8	14.1
Other consumer	1.0	0.3	1.3	0.5	2.0	0.8	2.5	1.1	1.1	1.8

Total originated allowance for loan losses	$177.5	100.0%	$177.5	100.0%	$175.5	100.0%	$172.5	100.0%	$172.5	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2013 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2013 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2013 or 2012.

Non-Performing Assets

As of December 31 (dollars in millions)	2013	2012	2011	2010	2009
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$70.8	$84.4	$106.7	$82.5	$72.4
Commercial and industrial	43.8	54.8	59.2	38.2	17.4
Equipment financing	23.2	27.2	42.9	36.0	20.6

Total	137.8	166.4	208.8	156.7	110.4

Retail:
Residential mortgage	58.9	65.0	68.9	78.8	52.7
Home equity	19.8	21.0	15.8	9.1	5.3
Other consumer	0.1	0.3	0.3	0.6	0.4

Total	78.8	86.3	85.0	88.5	58.4

Total originated non-performing loans (1)	216.6	252.7	293.8	245.2	168.8
REO:
Residential	13.6	17.2	10.9	21.3	4.6
Commercial	13.1	11.4	15.9	18.5	19.3

Total REO	26.7	28.6	26.8	39.8	23.9

Repossessed assets	4.5	8.3	16.1	18.1	12.9

Total non-performing assets	$247.8	$289.6	$336.7	$303.1	$205.6

Originated non-performing loans as a percentage of originated loans	0.95%	1.30%	1.75%	1.70%	1.20%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.08	1.48	2.00	2.10	1.45
Tangible stockholders’ equity and originated allowance for loan losses	9.47	9.45	10.47	8.85	5.47

(1)	Reported net of government guarantees totaling $19.4 million, $9.7 million, $12.1 million, $9.4 million and $8.3 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2013, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 95%) and commercial real estate loans (approximately 5%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling $138 million and $4 million, respectively, at December 31, 2013; $174 million and $8 million, respectively, at December 31, 2012; $235 million and $14 million, respectively, at December 31, 2011; and $342 million and $18 million, respectively, at December 31, 2010. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $41.8 million from December 31, 2012 and equaled 1.08% of originated loans, REO and repossessed assets at December 31, 2013. The decrease in total non-performing assets from December 31, 2012 primarily reflects decreases in non-performing commercial real estate loans of $13.6 million, non-performing commercial and industrial loans of $11.0 million and non-performing residential mortgage loans of $6.1 million.

All loans and REO acquired in the Butler Bank acquisition (completed in 2010) are subject to an FDIC LSA, which provides for coverage by the FDIC, up to certain limits, on all such ‘covered assets’. The FDIC is obligated to reimburse the Company for 80% of any future losses on covered assets up to $34.0 million. The Company will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Company 80% reimbursement under the loss-sharing coverage.

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $408 million in originated potential problem loans at December 31, 2013. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2013, originated potential problem loans consisted of $185 million of commercial and industrial loans, $78 million of commercial real estate loans and $145 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding

People’s United Financial’s primary funding sources are deposits and stockholders’ equity, which represent 82% of total assets at December 31, 2013. Borrowings and notes and debentures also are available sources of funding.

Deposits

People’s United Financial’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United Financial provides customers access to their deposits through 410 branches, including 143 full-service Stop & Shop supermarket branches, 628 ATMs, telephone banking and an Internet banking site.

	2013		2012		2011
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$5,312.2	—%	$5,084.3	—%	$4,506.2	—%

Savings, interest-bearing checking and money market	12,862.2	0.22	11,959.8	0.23	10,970.4	0.37

Time deposits maturing:
Within 3 months	874.5	0.55	973.0	0.69	1,397.2	0.99
After 3 but within 6 months	781.4	0.68	749.2	0.79	929.5	0.94
After 6 months but within 1 year	1,151.5	0.71	1,285.2	0.87	1,281.9	1.04
After 1 but within 2 years	799.7	1.31	703.5	1.29	757.3	1.66
After 2 but within 3 years	520.6	2.18	379.2	2.08	308.0	2.09
After 3 years	255.2	1.52	616.3	2.23	665.3	2.53

Total	4,382.9	1.00	4,706.4	1.16	5,339.2	1.35

Total deposits	$22,557.3	0.32%	$21,750.5	0.38%	$20,815.8	0.54%

Deposits equaled 68%, 72% and 76% of total assets at December 31, 2013, 2012 and 2011, respectively. People’s United Financial assumed deposits with fair values of $325 million in connection with the acquisition of 57 branches late in the second quarter of 2012 and $2.1 billion in connection with the Danvers acquisition completed in 2011. Deposits and stockholders’ equity constituted 83%, 90% and 96% of People’s United Financial’s funding base at December 31, 2013, 2012 and 2011, respectively.

The expansion of People’s United Financial’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United Financial’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2013, People’s United Financial’s network of Stop & Shop branches held $3.4 billion in total deposits and deposits in supermarket branches open for more than one year averaged $25 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United Financial. In addition, People’s United Financial believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 23%, 23% and 22% of total deposits at December 31, 2013, 2012 and 2011, respectively. Time deposits of $100,000 or more totaled $1.9 billion at December 31, 2013, of which $369 million mature within three months, $325 million mature after three months but within six months, $443 million mature after six months but within one year and $756 million mature after one year. Included in total deposits at December 31, 2013 are $115 million of brokered deposits.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United Financial’s time deposits by rate category:

As of December 31 (in millions)	2013
0.50% or less	$1,965.0
0.51% to 1.00%	922.2
1.01% to 1.50%	457.5
1.51% to 2.00%	278.9
2.01% to 2.50%	308.6
2.51% to 3.00%	381.8
3.01% and greater	68.9

Total	$4,382.9

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2013:

	Period to Maturity from December 31, 2013
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three to four years	Over four to five years	Over five years	Total
0.50% or less	$604.0	$435.5	$714.5	$205.3	$5.6	$0.1	$—	$—	$1,965.0
0.51% to 1.00%	171.2	258.8	183.4	185.3	76.9	11.3	35.3	—	922.2
1.01% to 1.50%	53.9	32.0	109.9	163.6	14.5	45.0	38.6	—	457.5
1.51% to 2.00%	14.6	25.5	62.7	40.9	41.8	89.9	3.3	0.2	278.9
2.01% to 2.50%	14.9	13.3	39.6	46.0	165.6	25.4	—	3.8	308.6
2.51% to 3.00%	6.4	8.8	27.0	131.1	206.7	1.4	0.2	0.2	381.8
3.01% and greater	9.5	7.5	14.4	27.5	9.5	0.2	0.3	—	68.9

Total	$874.5	$781.4	$1,151.5	$799.7	$520.6	$173.3	$77.7	$4.2	$4,382.9

Borrowings

People’s United Financial’s primary source for borrowings are federal funds purchased, which are typically unsecured overnight loans among banks, and advances from the FHLB of Boston, which provides credit for member institutions within its assigned region. Retail repurchase agreements primarily consist of transactions with commercial and municipal customers.

At December 31, 2013, People’s United Bank’s total borrowing limit from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $3.9 billion based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $1.6 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

At December 31, 2013, total borrowings equaled 15% of total assets, compared to 8% at December 31, 2012 and 3% at December 31, 2011. FHLB advances, federal funds purchased and retail repurchase agreements represented 11%, 3% and 2% of total assets at December 31, 2013, respectively.

	2013		2012		2011
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate FHLB advances maturing:
Within 1 month	$1,950.0	0.19%	$50.0	0.31%	$—	—%
Within 1 year	1,500.0	0.21	855.4	0.33	—	—
After 1 but within 2 years	—	—	—	—	56.4	2.55
After 2 but within 3 years	0.5	4.37	0.9	4.37	—	—
After 3 but within 4 years	—	—	—	—	1.2	4.37
After 4 but within 5 years	263.7	2.71	—	—	—	—
After 5 years	5.6	1.33	272.0	2.68	274.8	2.68

Total FHLB advances	3,719.8	0.38	1,178.3	0.88	332.4	2.82

Federal funds purchased maturing:
Within 1 month	825.0	0.16	619.0	0.18	—	—

Total federal funds purchased	825.0	0.16	619.0	0.18	—	—

Retail repurchase agreements maturing:
Within 1 month	501.2	0.20	588.2	0.22	496.2	0.32
Within 1 year	—	—	—	—	1.0	0.35

Total retail repurchase agreements	501.2	0.20	588.2	0.22	497.2	0.32

Other borrowings maturing:
Within 1 year	10.0	0.08	—	—	26.1	4.78
After 1 but within 2 years	1.0	1.75	—	—	—	—
After 2 but within 3 years	—	—	1.0	1.75	—	—
After 3 but within 4 years	—	—	—	—	1.0	1.75

Total other borrowings	11.0	0.23	1.0	1.75	27.1	4.66

Total borrowings	$5,057.0	0.33%	$2,386.5	0.54%	$856.7	1.43%

Notes and Debentures

Notes and debentures totaled $639 million, $659 million and $160 million at December 31, 2013, 2012 and 2011, respectively. In December 2012, People’s United Financial issued $500 million of 3.65% senior notes due 2022. People’s United Financial and People’s United Bank assumed subordinated notes and debentures with total fair values of $36 million and $29 million, respectively, in connection with the acquisitions completed in 2010. People’s United Financial assumed subordinated notes with a fair value of $115 million in connection with the Chittenden acquisition in 2008. In 2013, People’s United Financial repaid $20 million of subordinated notes. In 2011, People’s United Financial and People’s United Bank repaid $17 million and $6 million, respectively, of subordinated notes. See Note 10 to the Consolidated Financial Statements for additional information concerning notes and debentures.

Contractual Cash Obligations

The following table is a summary of People’s United Financial’s contractual cash obligations, other than deposit liabilities. Additional information concerning the Company’s contractual cash obligations is included in Notes 8, 9, 10 and 19 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United Financial’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2013 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$5,057.0	$4,786.2	$1.5	$263.7	$5.6
Notes and debentures	639.1	—	—	121.2	517.9
Interest payments on fixed rate borrowings and notes and debentures (1)	216.9	31.0	55.2	55.1	75.6
Operating leases	457.2	56.6	109.7	91.5	199.4
Purchase obligations	180.7	86.7	62.9	21.9	9.2

Total	$6,550.9	$4,960.5	$229.3	$553.4	$807.7

(1)	Interest payments on floating rate borrowings and notes and debentures are not included in the table above as the timing and amount of such payments is uncertain. See Notes 9 and 10 to the Consolidated Financial Statements.

Income tax liabilities totaling $3.0 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. Similarly, obligations totaling $8.6 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 11 to the Consolidated Financial Statements.

Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement benefits plans that are due as follows: $19.5 million in less than one year; $40.7 million in one to three years; $52.2 million in four to five years; and $130.4 million after five years. See Note 16 to the Consolidated Financial Statements.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At December 31, 2013, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale and People’s United Bank’s liquid assets included $474 million in cash and cash equivalents, $4.2 billion in debt securities available for sale and $8 million in trading account securities. Securities available for sale with a fair value of $1.3 billion at December 31, 2013 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $22.6 billion at December 31, 2013 and represented 69% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $5.1 billion and $639 million, respectively, at December 31, 2013, representing 15% and 2%, respectively, of total funding at that date.

People’s United Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2013, People’s United Bank’s total borrowing limit from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $3.9 billion based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $1.6 billion at that date.

Earning Asset Mix $29.6 billion as of December 31, 2013 (percent)	Funding Base $32.8 billion as of December 31, 2013 (percent)

At December 31, 2013, People’s United Bank had outstanding commitments to originate loans totaling $1.0 billion and approved, but unused, lines of credit extended to customers totaling $5.7 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $4.57 billion at December 31, 2013, a $470 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 33.4 million shares of common stock at a total cost of $458.9 million, dividends paid of $204.8 million and a $58.2 million increase in AOCL since December 31, 2012, partially offset by net income of $232.4 million. The increase in AOCL, net of tax, primarily reflects an increase in the net unrealized loss on securities available for sale partially offset by a decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans. Stockholders’ equity equaled 13.8% of total assets at December 31, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity equaled 7.9% of tangible assets at December 31, 2013 compared to 10.2% at December 31, 2012.

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. During 2011 the Company completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011 by repurchasing 20.4 million shares of People’s United Financial common stock at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012 the Company completed the repurchase of the maximum number of shares of common stock authorized, by repurchasing 18.0 million shares of People’s United Financial common stock at a total cost of $217.4 million.

In November 2012, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012 the Company repurchased 0.2 million shares of People’s United Financial common stock under this authorization at a total cost of $2.6 million. During 2013 the Company completed the repurchase of the maximum number of shares of common stock authorized by repurchasing 33.4 million shares of People’s United Financial common stock at a total cost of $458.9 million.

People’s United Financial’s total stockholders’ equity was $5.04 billion at December 31, 2012, a $177 million decrease from December 31, 2011. This decrease primarily reflects open market repurchases of 18.2 million shares of common stock at a total cost of $220.0 million and dividends paid of $217.9 million, partially offset by net income of $245.3 million.

Dividends declared and paid per common share totaled $0.6475, $0.6375 and $0.6275 for the years ended December 31, 2013, 2012 and 2011, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2013, 2012 and 2011 was 88.1%, 88.8% and 114.9%, respectively. People’s United Financial’s operating dividend payout ratio for the year ended December 31, 2013 was 84.9%. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.1625 per share in January 2014. The dividend was paid on February 15, 2014 to shareholders of record on February 1, 2014.

People’s United Bank paid cash dividends totaling $232 million, $315 million and $160 million to People’s United Financial in 2013, 2012 and 2011, respectively, and $59 million in February 2014.

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

People’s United Bank’s tangible capital ratio, leverage (core) capital ratio and Total risk-based capital ratios were 9.1%, 9.1% and 12.4%, respectively, at December 31, 2013, compared to 9.8%, 9.8% and 13.1%, respectively, at December 31, 2012.

Generally, a bank is considered “well capitalized” if it has a leverage (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% (calculated as Tier 1 capital to total risk-weighted assets) and a Total risk-based capital ratio of at least 10.0%. People’s United Bank’s regulatory capital ratios at December 31, 2013 exceeded the OCC numeric criteria for classification as “well capitalized.” See Note 13 to the Consolidated Financial Statements for additional information concerning People’s United Bank’s regulatory capital amounts and ratios.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2013 to the OCC’s requirements. At December 31, 2013, People’s United Bank’s adjusted total assets, as defined, were $31.2 billion and its total risk-weighted assets, as defined, were $25.4 billion. At December 31, 2013, People’s United Bank exceeded each of its regulatory capital requirements.

			OCC Requirements
As of December 31, 2013	People’s United Bank		Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,823.5(1)	9.1%	n/a	n/a	$468.0	1.5%
Leverage (core) capital	2,823.5(1)	9.1	$1,559.9	5.0%	1,247.9	4.0
Risk-based capital:
Tier 1	2,823.5(1)	11.1	1,521.4	6.0	1,014.3	4.0
Total	3,133.3(2)	12.4	2,535.7	10.0	2,028.5	8.0

(1)	Represents People’s United Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax unrealized gains and losses on securities transferred to held maturity; (iii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2013 (percent)

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

As of December 31	2013	2012
Tangible equity to tangible assets	7.9%	10.2%
Leverage (Tier 1 capital to adjusted total assets)	8.3	10.6
Tier 1 common equity to total risk-weighted assets (1)	10.2	13.1
Tier 1 risk-based capital to total risk-weighted assets	10.2	13.2
Total risk-based capital to total risk-weighted assets	11.3	14.7

(1)	Tier 1 common equity represents common equity Tier 1 capital (calculated in accordance with the Basel III Final Rule issued in July 2013) divided by total risk-weighted assets.

In July 2013, the U.S. banking agencies published final rules to address implementation of the Basel III framework for U.S. financial institutions which, when fully phased-in, will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require savings and loan holding companies and their savings bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework is scheduled to commence on January 1, 2015 for both the Company and People’s United Bank.

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

Management currently estimates that, as of December 31, 2013, the Company’s and People’s United Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis. Management will continue to monitor the impact of these and future regulations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk represents the risk of loss to earnings, capital and the economic values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates. The only significant market risk exposure for People’s United Financial at this time is IRR, which is a result of the Company’s core business activities of making loans and accepting deposits.

Interest Rate Risk

The effective management of IRR is essential to achieving the Company’s financial objectives. Responsibility for overseeing management of IRR resides with ALCO. The goal of ALCO is to generate a stable net interest margin over entire interest rate cycles regardless of changes in either short- or long-term interest rates. Generating earnings by taking excessive IRR is prohibited by the IRR limits established by the Company’s Board of Directors. ALCO manages IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles of the Company.

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

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2013 and 2012. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percentage Change in Net Interest Income
	2013	2012
+300	10.7%	17.9%
+200	7.3	11.6
+100	3.1	5.1
-25	(1.2)	(1.0)

As of December 31 Yield Curve Twist Rate Change (basis points)	Estimated Percentage Change in Net Interest Income
	2013	2012
Short End -25	(0.4)%	(0.1)%
Short End +100	0.7	1.8
Short End +200	2.7	4.4
Long End -100	(3.7)	(3.0)
Long End +100	2.3	3.5
Long End +200	4.7	7.6

The net interest income at risk simulation results indicate that at both December 31, 2013 and 2012, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 92% of the Company’s loan portfolio being funded by less rate-sensitive deposits and (ii) approximately one-third of the Company’s loan portfolio being comprised of Prime and one-month Libor-based adjustable-rate loans. Asset sensitivity decreased from December 31, 2012, reflecting loan growth and security purchases, which were primarily funded by short-term borrowings, and the effects of common stock repurchases during 2013, which lowered zero cost funding.

The Company is less asset sensitive when the “short-end” rises primarily as a result of using short-term borrowings to support loan growth and security purchases. Based on the Company’s interest rate position at December 31, 2013, an immediate 100 basis point increase in interest rates translates to an approximate $30 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s IRR position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used for income simulations. As with net interest income modeling, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

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

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various shifts in interest rates. Given the interest rate environment at both December 31, 2013 and 2012, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percentage Change in Economic Value of Equity
	2013	2012
+300	(6.5)%	(1.4)%
+200	(2.6)	0.7
+100	(0.5)	0.9
-25	0.4	(0.3)

The Company’s economic value of equity at risk profile shifted from risk neutral to moderate liability sensitive at December 31, 2013. This was primarily due to the increase in short-term borrowings used to fund longer-term securities and fixed-rate loans and a steeper yield curve in 2013, which extended the duration of residential mortgage-backed securities and residential mortgage loans. The value of these longer duration assets declines more when interest rates rise relative to shorter duration assets. As a result, the Company is currently more liability sensitive in a rising interest rate environment than it was at December 31, 2012.

People’s United Financial’s IRR position at December 31, 2013, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderate liability sensitive economic value of equity at risk position at that date. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderate liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of December 31, 2013, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At December 31, 2013, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

People’s United Financial has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 1 to the Consolidated Financial Statements), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The Company had no derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2013. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

As of December 31, 2013 (dollars in millions)	Interest Rate Swaps	Foreign Exchange Contracts
Notional principal amounts	$125.0	$10.3
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	38	1
Fair value:
Recognized as a liability	$ 1.5	$0.1

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2013 (dollars in millions)	Commercial Customers	Institutional Counterparties

Notional principal amounts	$2,514.7	$2,514.7
Weighted average interest rates:
Pay floating (receive fixed)	0.27% (2.27%)	—
Pay fixed (receive floating)	—	2.16% (0.27%)
Weighted average remaining term to maturity (in months)	96	96
Fair value:
Recognized as an asset	$32.8	$ 59.0
Recognized as a liability	47.3	27.9

See Notes 20 and 21 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of December 31, 2013, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2013, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting. People’s United Financial’s Management’s Report on Internal Control Over Financial Reporting appears on page 93 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Election of Directors” in the People’s United Financial Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days of People’s United Financial’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that Janet M. Hansen, a member of the Audit Committee of the Board, is an “audit committee financial expert” and is “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The name, age, principal occupation and business experience for at least the last five years of each executive officer who is not a director of People’s United Financial is set forth below as of February 14, 2014.

Robert R. D’Amore, age 61, has been a Senior Executive Vice President (Retail and Business Banking Division) since January 2008. Mr. D’Amore was an Executive Vice President (Marketing and Regional Banking) since 2000. Mr. D’Amore has served in various capacities for People’s United Bank since 1981.

Galan G. Daukas, age 50, has been a Senior Executive Vice President (Wealth Management Division) since December 2013. Prior to joining People’s United Financial, Mr. Daukas was employed by Washington Trust Wealth Management since 2005, serving as Executive Vice President, responsible for all investment management, trust, financial planning, mutual fund management and insurance units.

David K. Norton, age 58, has been a Senior Executive Vice President and Chief Human Resources Officer since October 2009. Prior to joining People’s United Financial, Mr. Norton was a Senior Vice President, Human Resources at The New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed by Starwood Hotels and Resorts, where he was an Executive Vice President, Human Resources.

Lee C. Powlus, age 53, has been a Senior Executive Vice President and Chief Administrative Officer since May 2011. Mr. Powlus was an Executive Vice President and Chief Administrative Officer since September 2010. Mr. Powlus was a Senior Vice President (Information Technology) since January 2008. Mr. Powlus served as Director of Information Technology for Chittenden Corporation since 2001.

Chantal D. Simon, age 49, has been a Senior Executive Vice President and Chief Risk Officer since July 2010. Ms. Simon was an Executive Vice President and Chief Risk Officer since May 2009. Prior to joining People’s United Financial, Ms. Simon was employed by Merrill Lynch & Co. for 20 years, serving as Chief Risk Officer of Merrill Lynch Bank USA and as head of risk management for all U.S. regulated bank entities at Merrill Lynch since June 2006.

Jeffrey J. Tengel, age 51, has been a Senior Executive Vice President (Commercial Banking Division) since January 2011. Mr. Tengel was an Executive Vice President (Commercial Banking) since February 2010. Prior to joining People’s United Financial, Mr. Tengel was an Executive Vice President at PNC Financial Services Group since January 2009. Mr. Tengel was previously employed by National City Corporation for 23 years.

Robert E. Trautmann, age 60, has been a Senior Executive Vice President and General Counsel since July 2010. Mr. Trautmann was an Executive Vice President and General Counsel since November 2008 and served as Acting General Counsel from February 2008 until his appointment as General Counsel. Mr. Trautmann was a Senior Vice President and Deputy General Counsel since January 2008. Mr. Trautmann has served in various capacities for People’s United Bank since 1994.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United Financial’s equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,217,074	$15.43	12,007,527	(1)
Equity compensation plans not approved by security holders	—	n/a	—
Total	14,217,074	$15.43	12,007,527	(1)

(1)	Of this amount, 71,091 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 11,936,436 shares are issuable pursuant to the People’s United Financial, Inc. 2008 Long-Term Incentive Plan, the 2007 Recognition and Retention Plan, and the 2007 Stock Option Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 17 to the Consolidated Financial Statements.

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

Consolidated Statements of Condition as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

3.2	Seventh Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

4.4	Indenture dated as of March 5, 2008 between Smithtown Bancorp, Inc. as Issuer and Wilmington Trust Company as Trustee (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011)

4.4(a)	First Supplemental Indenture dated as of November 30, 2010 to Indenture dated as of March 5, 2008 (incorporated by reference to Exhibit 4.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.1	Reserved

10.2(a)*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.3*	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.4*	People’s United Bank Split Dollar Cash Value Restoration Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.5*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.6*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.7*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.8*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.9*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.10(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.11*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.11(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (amended and restated as of November 30, 2012) (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.13*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.13(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.14*	People’s United Financial, Inc. First Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.15*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.16*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.17(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.20*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

10.21*	Consulting Agreement dated January 20, 2011 among Kevin T. Bottomley, People’s United Financial, Inc. and People’s United Bank (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 3, 2014	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 3, 2014	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 3, 2014	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)

Date: March 3, 2014	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 3, 2014	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 3, 2014	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: March 3, 2014	By:	/s/ George P. Carter
George P. Carter
Chairman and Director

Date: March 3, 2014	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 3, 2014	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 3, 2014	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 3, 2014	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date: March 3, 2014	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 3, 2014	By:	/s/ Mark W. Richards
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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control – Integrated Framework (1992) issued by COSO.

/s/ John P. Barnes	/s/ Kirk W. Walters
John P. Barnes	Kirk W. Walters
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 3, 2014

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 3, 2014

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2013	2012
Assets
Cash and due from banks (note 2)	$350.8	$470.0
Short-term investments (note 2)	123.6	131.4

Total cash and cash equivalents	474.4	601.4

Securities (note 3):
Trading account securities, at fair value	8.3	6.5
Securities available for sale, at fair value	4,208.2	4,532.3
Securities held to maturity, at amortized cost (fair value of $642.5 million and $60.9 million)	640.5	56.2
Federal Home Loan Bank stock, at cost	175.7	73.7

Total securities	5,032.7	4,668.7

Loans held for sale (note 4)	23.3	77.0

Loans (note 4):
Commercial real estate	8,921.6	7,294.2
Commercial	8,895.2	8,400.0
Residential mortgage	4,416.6	3,886.1
Consumer	2,156.9	2,156.3

Total loans	24,390.3	21,736.6
Less allowance for loan losses	(187.8)	(188.0)

Total loans, net	24,202.5	21,548.6

Goodwill (note 5)	1,954.5	1,954.5
Other acquisition-related intangible assets (note 5)	172.8	199.0
Premises and equipment, net (note 6)	304.1	330.4
Bank-owned life insurance	339.4	336.5
Other assets (note 7)	710.0	608.3

Total assets	$33,213.7	$30,324.4

Liabilities
Deposits (note 8):
Non-interest-bearing	$5,312.2	$5,084.3
Savings, interest-bearing checking and money market	12,862.2	11,959.8
Time	4,382.9	4,706.4

Total deposits	22,557.3	21,750.5

Borrowings (note 9):
Federal Home Loan Bank advances	3,719.8	1,178.3
Federal funds purchased	825.0	619.0
Retail repurchase agreements	501.2	588.2
Other borrowings	11.0	1.0

Total borrowings	5,057.0	2,386.5

Notes and debentures (note 10)	639.1	659.0
Other liabilities (note 7)	391.9	489.6

Total liabilities	28,645.3	25,285.6

Commitments and contingencies (notes 19 and 20)

Stockholders’ Equity (notes 5 and 12)
Common stock ($0.01 par value; 1.95 billion shares authorized; 396.5 million shares and 395.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,277.0	5,261.3
Retained earnings	779.0	756.2
Accumulated other comprehensive loss (note 15)	(155.1)	(96.9)
Unallocated common stock of Employee Stock Ownership Plan, at cost (8.0 million shares and 8.4 million shares) (note 16)	(166.2)	(173.5)
Treasury stock, at cost (89.5 million shares and 56.2 million shares)	(1,170.2)	(712.2)

Total stockholders’ equity	4,568.4	5,038.8

Total liabilities and stockholders’ equity	$33,213.7	$30,324.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2013	2012	2011
Interest and dividend income:
Commercial real estate	$351.2	$365.4	$392.4
Commercial	347.0	365.9	348.6
Residential mortgage	139.9	143.7	129.1
Consumer	74.8	80.0	84.2

Total interest on loans	912.9	955.0	954.3
Securities	89.7	77.3	83.4
Loans held for sale	1.5	1.8	2.1
Short-term investments	0.3	0.8	2.1

Total interest and dividend income	1,004.4	1,034.9	1,041.9

Interest expense:
Deposits (note 8)	81.1	90.8	107.4
Borrowings (note 9)	10.5	7.0	9.0
Notes and debentures	24.2	8.4	12.1

Total interest expense	115.8	106.2	128.5

Net interest income	888.6	928.7	913.4
Provision for loan losses (note 4)	43.7	49.2	63.7

Net interest income after provision for loan losses	844.9	879.5	849.7

Non-interest income:
Bank service charges	127.3	127.2	131.3
Investment management fees	37.2	34.9	33.2
Operating lease income	34.5	31.2	25.0
Insurance revenue	31.2	31.8	30.7
Net gains on sales of residential mortgage loans (note 4)	14.8	16.1	7.6
Brokerage commissions	13.7	12.2	11.9
Net gains on sales of acquired loans (note 4)	5.7	1.0	7.5
Net security gains (note 3)	—	—	8.8
Other non-interest income	68.8	59.4	51.6

Total non-interest income	333.2	313.8	307.6

Non-interest expense:
Compensation and benefits (notes 16 and 17)	427.1	418.9	429.0
Occupancy and equipment (notes 6 and 19)	148.0	141.9	133.3
Professional and outside service fees	60.6	65.4	70.6
Operating lease expense	31.3	26.3	20.8
Amortization of other acquisition-related intangible assets (note 5)	26.2	26.8	25.8
Merger-related expenses (note 5)	—	—	42.9
Other non-interest expense	145.8	151.3	149.5

Total non-interest expense	839.0	830.6	871.9

Income before income tax expense	339.1	362.7	285.4
Income tax expense (note 11)	106.7	117.4	93.0

Net income	$232.4	$245.3	$192.4

Earnings per common share (note 14)
Basic	$0.74	$0.72	$0.55
Diluted	0.74	0.72	0.55

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2013	2012	2011
Net income	$232.4	$245.3	$192.4

Other comprehensive (loss) income, before tax:
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain (loss) arising during the year	92.0	(22.5)	(70.4)
Reclassification adjustment for net actuarial loss included in net income	8.8	7.6	11.8

Net actuarial gain (loss)	100.8	(14.9)	(58.6)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.1)	(1.0)	(2.1)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	—	0.3	0.4

Net actuarial gain (loss), prior service credit and transition obligation	99.7	(15.6)	(60.3)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding (losses) gains arising during the year	(194.4)	15.1	74.6
Unrealized holding losses on securities transferred during the year	37.0	—	—
Reclassification adjustment for net realized gains included in net income	—	—	(8.8)

Net unrealized (losses) gains	(157.4)	15.1	65.8

Net unrealized losses on securities transferred to held to maturity:
Unrealized holding losses on securities transferred during the year	(37.0)	—	—

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains (losses) arising during the year	0.7	(3.1)	(0.4)
Reclassification adjustment for net realized losses (gains) included in net income	1.2	1.0	(0.7)

Net unrealized gains (losses)	1.9	(2.1)	(1.1)

Other comprehensive (loss) income, before tax	(92.8)	(2.6)	4.4

Deferred income tax benefit (expense) related to other comprehensive (loss) income	34.6	1.5	(1.2)

Total other comprehensive (loss) income, net of tax (note 15)	(58.2)	(1.1)	3.2

Total comprehensive income	$174.2	$244.2	$195.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$3.7	$4,978.8	$769.4	$(99.0)	$(187.9)	$(248.9)	$5,216.1
Net income	—	—	192.4	—	—	—	192.4
Total other comprehensive income, net of tax (note 15)	—	—	—	3.2	—	—	3.2
Common stock issued in the Danvers Bancorp, Inc. acquisition, net (note 5)	0.2	247.7	—	—	—	—	247.9
Cash dividends on common stock ($0.6275 per share)	—	—	(220.9)	—	—	—	(220.9)
Restricted stock awards	—	12.5	(1.0)	—	—	2.6	14.1
ESOP common stock committed to be released (note 16)	—	—	(2.8)	—	7.2	—	4.4
Common stock repurchased (note 12)	—	—	—	—	—	(247.2)	(247.2)
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(2.6)	—	—	—	(2.6)
Stock options and related tax benefits	—	8.0	—	—	—	—	8.0

Balance at December 31, 2011	3.9	5,247.0	734.5	(95.8)	(180.7)	(493.5)	5,215.4
Net income	—	—	245.3	—	—	—	245.3
Total other comprehensive loss, net of tax (note 15)	—	—	—	(1.1)	—	—	(1.1)
Cash dividends on common stock ($0.6375 per share)	—	—	(217.9)	—	—	—	(217.9)
Restricted stock awards	—	10.6	(0.4)	—	—	1.3	11.5
ESOP common stock committed to be released (note 16)	—	—	(3.0)	—	7.2	—	4.2
Common stock repurchased (note 12)	—	—	—	—	—	(220.0)	(220.0)
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(2.3)	—	—	—	(2.3)
Stock options and related tax benefits	—	3.7	—	—	—	—	3.7

Balance at December 31, 2012	3.9	5,261.3	756.2	(96.9)	(173.5)	(712.2)	5,038.8
Net income	—	—	232.4	—	—	—	232.4
Total other comprehensive loss, net of tax (note 15)	—	—	—	(58.2)	—	—	(58.2)
Cash dividends on common stock ($0.6475 per share)	—	—	(204.8)	—	—	—	(204.8)
Restricted stock awards	—	8.9	(0.2)	—	—	0.9	9.6
ESOP common stock committed to be released (note 16)	—	—	(2.4)	—	7.3	—	4.9
Common stock repurchased (note 12)	—	—	—	—	—	(458.9)	(458.9)
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(2.2)	—	—	—	(2.2)
Stock options and related tax benefits	—	6.8	—	—	—	—	6.8

Balance at December 31, 2013	$3.9	$5,277.0	$779.0	$(155.1)	$(166.2)	$(1,170.2)	$4,568.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$232.4	$245.3	$192.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43.7	49.2	63.7
Depreciation and amortization of premises and equipment	40.3	39.1	39.2
Expense related to operating leases	31.3	26.3	20.8
Amortization of other acquisition-related intangible assets	26.2	26.8	25.8
Deferred income tax expense	15.5	44.8	60.1
Net security gains	—	—	(8.8)
Net gains on sales of residential mortgage loans	(14.8)	(16.1)	(7.6)
Net gains on sales of acquired loans	(5.7)	(1.0)	(7.5)
ESOP common stock committed to be released	4.9	4.2	4.4
Expense related to share-based awards	13.9	15.1	23.7
Originations of loans held-for-sale	(721.9)	(903.2)	(631.0)
Proceeds from sales of loans held-for-sale	790.4	944.1	625.2
Net (increase) decrease in trading account securities	(1.8)	65.3	11.7
Net changes in other assets and other liabilities	(75.0)	(26.3)	(237.7)

Net cash provided by operating activities	379.4	513.6	174.4

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	—	520.0
Proceeds from principal repayments and maturities of securities available for sale	938.5	917.8	1,166.8
Proceeds from sales of securities available for sale	—	0.1	661.6
Proceeds from principal repayments of securities held to maturity	0.2	0.2	0.1
Proceeds from redemption of FHLB stock	0.9	4.0	4.1
Purchases of securities available for sale	(1,373.8)	(2,658.2)	(1,445.1)
Purchases of FHLB Stock	(102.9)	—	—
Purchases of securities held to maturity	—	—	(1.0)
Proceeds from sales of loans	30.8	17.7	136.4
Loan disbursements, net of principal collections	(2,731.4)	(1,425.2)	(1,455.4)
Purchases of premises and equipment	(14.0)	(19.9)	(20.5)
Purchases of leased equipment	(70.0)	(64.3)	(22.8)
Proceeds from sales of real estate owned	18.0	25.4	27.4
Return of premiums on bank-owned life insurance, net	1.0	1.4	0.6
Net cash received in branch transactions	—	298.2	—
Net cash acquired in acquisitions	—	—	146.8

Net cash used in investing activities	(3,302.7)	(2,902.8)	(281.0)

Cash Flows from Financing Activities:
Net increase in deposits	806.8	621.3	814.6
Net increase in borrowings with terms of three months or less	2,709.1	1,634.5	21.4
Repayments of borrowings with terms of more than three months	(35.5)	(100.5)	(390.0)
Repayments of notes and debentures	(20.6)	—	(43.7)
Net proceeds from issuance of senior notes	—	494.3	—
Cash dividends paid on common stock	(204.8)	(217.9)	(220.9)
Common stock repurchases	(461.1)	(222.3)	(249.8)
Proceeds from stock options exercised, including excess income tax benefits	2.4	0.3	1.4

Net cash provided by (used in) financing activities	2,796.3	2,209.7	(67.0)

Net decrease in cash and cash equivalents	(127.0)	(179.5)	(173.6)
Cash and cash equivalents at beginning of year	601.4	780.9	954.5

Cash and cash equivalents at end of year	$474.4	$601.4	$780.9

Supplemental Information:
Interest payments	$118.6	$111.8	$135.8
Income tax payments	93.7	75.4	98.1
Real estate properties acquired by foreclosure	21.7	32.6	22.4
Securities transferred from available for sale to held to maturity at fair value (note 3)	584.5	—	—
Assets acquired and liabilities assumed in acquisitions (note 5):
Non-cash assets, excluding goodwill and other acquisition-related intangible assets	—	12.4	2,232.4
Liabilities	—	325.4	2,370.7
Common stock issued in acquisitions	—	—	247.9
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

People’s United Bank, which is a federally-chartered stock savings bank, provides a full range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: equipment financing provided through People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”); brokerage, financial advisory services, investment management services and life insurance provided through People’s Securities, Inc. (“PSI”); and other insurance services provided through People’s United Insurance Agency, Inc. (“PUIA”). People’s United Financial’s overall financial results are particularly dependent on economic conditions in New England and New York, which are its primary markets, although economic conditions elsewhere in the United States affect its equipment financing business. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly liquid instruments, such as: (i) interest-bearing deposits at the Federal Reserve Bank of New York (“FRB-NY”); (ii) government-sponsored enterprise (“GSE”) debt securities with an original maturity of three months or less (determined as of the date of purchase); (iii) federal funds sold; (iv) commercial paper; and (v) money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities classified as cash equivalents are held to maturity and carry the implicit backing of the U.S. government, but are not direct obligations of the U.S. government.

Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held to maturity securities (applicable only to debt securities) or available for sale securities. Management determines the classification of a security at the time of its purchase and reevaluates such classification at each balance sheet date.

Securities purchased for sale in the near term as well as those held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

Debt securities for which People’s United Financial has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income (loss). Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and other asset-backed securities.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income. Securities transferred from available for sale to held to maturity are recorded at fair value at the date of transfer. The unrealized pre-tax gain or loss resulting from the difference between fair value and amortized cost at the transfer date becomes part of the new amortized cost basis of the securities and remains in accumulated other comprehensive income (loss). Such unrealized gains or losses are amortized to interest income as an adjustment to yield over the remaining life of the securities, offset by the amortization of the premium or discount resulting from the transfer at fair value, with no effect to net income.

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at December 31, 2013, 2012 or 2011.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company reviews this data annually to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, these factors are evaluated in order to conclude that they continue to be appropriate based on current economic conditions.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during 2013.

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

People’s United Financial performs an analysis of its impaired loans, including collateral dependent impaired loans, on a quarterly basis. Individually impaired collateral dependent loans are measured based upon the appraised value of the underlying collateral and other market information. Generally, the Company’s policy is to obtain updated appraisals for commercial collateral dependent loans when the loan is downgraded to a risk rating of “substandard” or “doubtful”, and the most recent appraisal is more than 12 months old or a determination has been made that the property has experienced a significant decline in value. Appraisals are prepared by independent, licensed third-party appraisers and are subject to review by the Company’s internal commercial appraisal department or external appraisers contracted by the commercial appraisal department. The conclusions of the external appraisal review are reviewed by the Company’s Chief Commercial Appraiser prior to acceptance. The Company’s policy with respect to impaired residential mortgage loans is to receive updated estimates of property values upon the loan being classified as non-performing (typically upon becoming 90 days past due).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during 2013. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

For commercial banking loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the present value of expected future cash flows or the fair value of the collateral less cost to sell.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill and indefinite-lived intangible assets are not amortized but, rather, are reviewed for impairment at least annually, with impairment losses recognized as a charge to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives and are periodically reviewed by management to assess recoverability, with impairment losses recognized as a charge to expense if carrying amounts exceed fair values.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill is evaluated for impairment at the reporting unit level. For the purpose of goodwill impairment evaluations, management has identified reporting units based upon the Company’s three operating segments: Commercial Banking; Retail and Business Banking; and Wealth Management. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred.

In September 2011, the FASB amended its standards to provide an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test as described below. People’s United Financial elected to perform this optional qualitative assessment in its evaluation of goodwill impairment as of both October 1, 2013 and 2012 (the annual impairment evaluation dates) and concluded that performance of the two-step impairment test was not required at either date.

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

In July 2012, the FASB amended its standards to allow companies to perform a qualitative assessment in determining whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the approach now permitted for the goodwill impairment evaluation. For People’s United Financial, this amendment became effective for annual and interim impairment evaluations performed beginning on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or a forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

People’s United Financial formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United Financial also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United Financial would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in accumulated other comprehensive income (loss) and are amortized to earnings over the remaining period of the former hedging relationship, provided the hedged item continues to be outstanding or it is probable the forecasted transaction will occur.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings, including customer derivatives, interest-rate lock commitments and forward sale commitments.

Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United Financial’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.

Collateral (generally in the form of marketable debt securities) pledged by counterparties in connection with derivative transactions is not reported in the Consolidated Statements of Condition unless the counterparty defaults. Collateral that has been pledged by People’s United Financial to counterparties continues to be reported in the Consolidated Statements of Condition unless the Company defaults.

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

New Accounting Standards

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

In February 2013, the FASB amended its standards to provide specific requirements regarding the disclosure of amounts reclassified out of accumulated other comprehensive income (loss). This amendment requires that companies separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income (loss) if those amounts are, under other standards, required to be reclassified to net income in their entirety in the same reporting period. An entity shall provide this information together, in one location, either (i) on the face of the statement where net income is presented or (ii) as a separate disclosure in the notes to the financial statements. For any significant reclassification for which other standards do not require reclassification to net income in its entirety in the same reporting period, companies shall cross-reference to the related footnote where additional details about the effect of the reclassification are disclosed. For People’s United Financial, these new disclosures, which are to be applied prospectively, became effective on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements. The applicable required disclosures have been provided in Note 15.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Balance Sheet Offsetting Disclosures

In December 2011, the FASB issued amendments to its standards to provide for certain additional disclosures about financial instruments and derivative instruments that are subject to netting arrangements. Specifically, entities will be required to provide information about both net and gross amounts in the notes to the financial statements for relevant assets and liabilities that are offset. In January 2013, the FASB issued amendments to its standards to clarify the scope of its December 2011 guidance, limiting the disclosure requirements to derivative instruments, repurchase agreements and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. For People’s United Financial, these new disclosures, which are to be applied retrospectively, became effective on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements. The applicable required disclosures have been provided in Note 21.

Accounting for Indemnification Assets

In October 2012, the FASB amended its standards with respect to the subsequent accounting for an indemnification asset recognized in connection with a government-assisted acquisition of a financial institution. The amendment addresses diversity in practice with respect to how entities subsequently recognize decreases in expected cash flows from the indemnification asset resulting from an increase in the expected cash flows from the indemnified asset(s) by requiring that a subsequent adjustment to the indemnification asset be measured on the same basis as the underlying asset(s), taking into consideration the term of the related loss share agreement (“LSA”). Accordingly, the loss on the indemnification asset would be “amortized” over the lesser of the remaining contractual term of the LSA or the remaining life of the indemnified asset(s). This would result in a consistent recognition pattern for changes in expected cash flows for both the indemnification asset and the indemnified asset(s). This amendment, which is to be applied prospectively to new indemnification agreements and to unamortized amounts existing at the date of adoption, became effective for People’s United Financial on January 1, 2013 and did not have a significant impact on the Company’s Consolidated Financial Statements (see Note 4).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended its standards with respect to the accounting for investments in qualified affordable housing projects to allow an investor that meets certain conditions to amortize the cost of its investment, in proportion to the tax credits and other tax benefits it receives, and present the amortization as a component of income tax expense. This method replaces the current effective yield method, which allows for amortization to be presented as income tax expense but is limited in its application because of certain criteria that are required to be met. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 (January 1, 2015 for People’s United Financial) with retrospective application and early adoption permitted. This amendment, which People’s United Financial intends to adopt as of January 1, 2014, is not expected to have a significant impact on the Company’s Consolidated Financial Statements as the amortization currently included in pre-tax income will, upon adoption, be included as a component of income tax expense.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

In January 2014, the FASB amended its standards with respect to the accounting for consumer mortgage loans collateralized by residential real estate to clarify that such loans should, upon foreclosure, be reclassified by a creditor as REO when either (i) the creditor obtains legal title to the real estate collateral or (ii) a deed in lieu of foreclosure, conveying all interest in the real estate to the creditor, is completed. In addition, the amendment requires a creditor to provide additional disclosures with respect to (i) the amount of residential real estate meeting the conditions set forth above and (ii) the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure. This amendment, which can be applied prospectively or through the use of the modified retrospective method, is effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 (January 1, 2015 for People’s United Financial) and early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Cash and Short-Term Investments

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $79.1 million and $80.6 million at December 31, 2013 and 2012, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and interest-bearing deposits at the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. Interest-bearing deposits at the FRB-NY represent an alternative to overnight federal funds sold and had a yield of 0.25% at both December 31, 2013 and 2012.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2013	2012
Interest-bearing deposits at the FRB-NY	$102.5	$69.7
Money market mutual funds	10.8	52.6
Other	10.3	9.1

Total short-term investments	$123.6	$131.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$48.6	$0.3	$—	$48.9
GSE residential mortgage-backed securities and CMOs	4,172.2	30.6	(106.4)	4,096.4
Corporate	58.3	1.9	—	60.2
Other	2.6	—	(0.1)	2.5

Total debt securities	4,281.7	32.8	(106.5)	4,208.0
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,281.9	$32.8	$(106.5)	$4,208.2

Securities held to maturity:
Debt securities:
State and municipal	$584.5	$—	$—	$584.5
Corporate	55.0	2.0	—	57.0
Other	1.0	—	—	1.0

Total securities held to maturity	$640.5	$2.0	$—	$642.5

As of December 31, 2012 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$30.1	$0.6	$—	$30.7
GSE residential mortgage-backed securities and CMOs	3,830.9	69.1	(1.0)	3,899.0
State and municipal	527.4	15.0	(2.8)	539.6
Corporate	57.9	2.0	—	59.9
Other	2.6	0.3	—	2.9

Total debt securities	4,448.9	87.0	(3.8)	4,532.1
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,449.1	$87.0	$(3.8)	$4,532.3

Securities held to maturity:
Debt securities:
Corporate	$55.0	$4.7	$—	$59.7
Other	1.2	—	—	1.2

Total securities held to maturity	$56.2	$4.7	$—	$60.9

Securities available for sale with a fair value of $1.31 billion and $1.50 billion at December 31, 2013 and 2012, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at December 31, 2013 and $59.9 million at December 31, 2012) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at December 31, 2013 and $13.8 million at December 31, 2012). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2013 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011.

In December 2013, state and municipal securities with a fair value of $584.5 million, which were previously classified as available for sale, were transferred to held to maturity. The pre-tax loss of $37.0 million existing at the date of transfer and associated with these securities will be amortized to interest income as an adjustment to yield over the remaining life of the underlying securities.

People’s United Financial uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. Net security gains for each of the years ended December 31, 2013 and 2012 totaled less than $0.1 million. Net security gains on debt securities for the year ended December 31, 2011 totaled $8.8 million, reflecting gains of $9.3 million and losses of $0.5 million. During 2011, People’s United Financial sold residential mortgage-backed securities with an amortized cost of $507 million and recorded $9.1 million of gross realized gains. Net gains on trading account securities totaled less than $0.1 million for each of the years ended December 31, 2013, 2012 and 2011.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2013, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale			Held to Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$13.1	$13.1	0.12%	$—	$—	—%
After 1 but within 5 years	30.2	30.3	0.45	—	—	—
After 5 but within 10 years	5.3	5.5	3.02	—	—	—

Total	48.6	48.9	0.64	—	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	365.5	366.2	1.27	—	—	—
After 10 years	3,806.7	3,730.2	1.82	—	—	—

Total	4,172.2	4,096.4	1.77	—	—	—

State and municipal:
Within 1 year	—	—	—	3.0	3.0	3.16
After 1 but within 5 years	—	—	—	12.3	12.3	4.20
After 5 but within 10 years	—	—	—	29.5	29.5	5.03
After 10 years	—	—	—	539.7	539.7	3.94

Total	—	—	—	584.5	584.5	3.99

Corporate:
After 1 but within 5 years	58.3	60.2	1.93	—	—	—
After 5 but within 10 years	—	—	—	55.0	57.0	9.00

Total	58.3	60.2	1.93	55.0	57.0	9.00

Other:
Within 1 year	—	—	—	1.0	1.0	1.31
After 10 years	2.6	2.5	9.62	—	—	—

Total	2.6	2.5	9.62	1.0	1.0	1.31

Total:
Within 1 year	13.1	13.1	0.12	4.0	4.0	2.69
After 1 but within 5 years	88.5	90.5	1.43	12.3	12.3	4.12
After 5 but within 10 years	370.8	371.7	1.29	84.5	86.5	7.65
After 10 years	3,809.3	3,732.7	1.83	539.7	539.7	3.94

Total	$4,281.7	$4,208.0	1.77%	$640.5	$642.5	4.40%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize debt securities available for sale with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2013 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$2,866.2	$(97.6)	$152.0	$(8.8)	$3,018.2	$(106.4)
U.S. Treasury and agency	18.1	—	—	—	18.1	—
Other	2.5	(0.1)	—	—	2.5	(0.1)

Total	$2,886.8	$(97.7)	$152.0	$(8.8)	$3,038.8	$(106.5)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2012 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$571.6	$(1.0)	$—	$—	$571.6	$(1.0)
State and municipal	148.2	(2.8)	0.1	—	148.3	(2.8)
U.S. Treasury and agency	4.2	—	—	—	4.2	—

Total	$724.0	$(3.8)	$0.1	$—	$724.1	$(3.8)

At December 31, 2013, 68 securities classified as available for sale, or approximately 7% of the 965 securities owned by the Company, had gross unrealized losses totaling $106.5 million. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The cause of the temporary impairment with respect to these securities is directly related to changes in interest rates.

Management believes that all gross unrealized losses within the securities portfolio at December 31, 2013 and 2012 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

NOTE 4 – Loans

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	2013			2012
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$8,286.5	$635.1	$8,921.6	$6,256.1	$1,038.1	$7,294.2

Commercial and industrial	5,818.5	483.6	6,302.1	5,437.4	610.3	6,047.7
Equipment financing	2,524.1	69.0	2,593.1	2,201.9	150.4	2,352.3

Total commercial	8,342.6	552.6	8,895.2	7,639.3	760.7	8,400.0

Total Commercial Banking	16,629.1	1,187.7	17,816.8	13,895.4	1,798.8	15,694.2

Retail:
Residential mortgage:
Adjustable-rate	3,734.7	160.6	3,895.3	3,130.9	204.3	3,335.2
Fixed-rate	407.4	113.9	521.3	400.5	150.4	550.9

Total residential mortgage	4,142.1	274.5	4,416.6	3,531.4	354.7	3,886.1

Consumer:
Home equity	2,023.5	61.1	2,084.6	1,969.4	82.1	2,051.5
Other consumer	70.5	1.8	72.3	102.3	2.5	104.8

Total consumer	2,094.0	62.9	2,156.9	2,071.7	84.6	2,156.3

Total Retail	6,236.1	337.4	6,573.5	5,603.1	439.3	6,042.4

Total loans	$22,865.2	$1,525.1	$24,390.3	$19,498.5	$2,238.1	$21,736.6

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $47.9 million and $41.9 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, approximately 28%, 18% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented approximately 63% and 68% of total loans at December 31, 2013 and 2012, respectively. Substantially all of the equipment financing portfolio (approximately 97% at both December 31, 2013 and 2012) was to customers located outside of New England. At December 31, 2013, approximately 31% of the equipment financing portfolio was to customers located in Texas, California and New York and no other state exposure was greater than 6%.

Commercial real estate loans include construction loans totaling $532.2 million and $551.6 million at December 31, 2013 and 2012, respectively, net of the unadvanced portion of such loans totaling $414.2 million and $391.9 million, respectively.

At December 31, 2013, residential mortgage loans included $871.1 million of interest-only loans, of which $1.0 million are stated-income loans, compared to $726.6 million and $10.9 million, respectively, at December 31, 2012. People’s United Financial’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $92.0 million and $66.7 million at December 31, 2013 and 2012, respectively, net of the unadvanced portion of such loans totaling $55.3 million and $23.2 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $14.8 million, $16.1 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Loans held for sale at December 31, 2013 and 2012 consisted of newly-originated residential mortgage loans with carrying amounts of $23.3 million and $77.0 million, respectively. During 2013, 2012 and 2011, the Company sold acquired loans with outstanding principal balances totaling $12.4 million, $14.3 million and $152.3 million, respectively (carrying amounts of $10.2 million, $11.6 million and $104.6 million, respectively) and recognized net gains on sales totaling $5.7 million, $1.0 million and $7.5 million, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial Banking			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2010	$161.5	$—	$161.5	$11.0	$—	$11.0	$172.5

Charge-offs	(43.3)	—	(43.3)	(14.8)	—	(14.8)	(58.1)
Recoveries	1.7	—	1.7	3.1	—	3.1	4.8

Net loan charge-offs	(41.6)	—	(41.6)	(11.7)	—	(11.7)	(53.3)
Provision for loan losses	40.5	7.4	47.9	15.8	—	15.8	63.7

Balance at December 31, 2011	160.4	7.4	167.8	15.1	—	15.1	182.9

Charge-offs	(31.7)	(2.7)	(34.4)	(16.3)	—	(16.3)	(50.7)
Recoveries	3.3	—	3.3	3.3	—	3.3	6.6

Net loan charge-offs	(28.4)	(2.7)	(31.1)	(13.0)	—	(13.0)	(44.1)
Provision for loan losses	25.5	5.8	31.3	17.9	—	17.9	49.2

Balance at December 31, 2012	157.5	10.5	168.0	20.0	—	20.0	188.0

Charge-offs	(29.7)	(4.1)	(33.8)	(16.0)	(0.3)	(16.3)	(50.1)
Recoveries	3.7	—	3.7	2.5	—	2.5	6.2

Net loan charge-offs	(26.0)	(4.1)	(30.1)	(13.5)	(0.3)	(13.8)	(43.9)
Provision for loan losses	27.0	3.5	30.5	12.5	0.7	13.2	43.7

Balance at December 31, 2013	$158.5	$9.9	$168.4	$19.0	$0.4	$19.4	$187.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2013 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$145.4	$12.2	$16,483.7	$146.3	$1,187.7	$9.9	$17,816.8	$168.4
Retail	79.4	—	6,156.7	19.0	337.4	0.4	6,573.5	19.4

Total	$224.8	$12.2	$22,640.4	$165.3	$1,525.1	$10.3	$24,390.3	$187.8

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2012 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$217.3	$20.3	$13,678.1	$137.2	$1,798.8	$10.5	$15,694.2	$168.0
Retail	53.6	—	5,549.5	20.0	439.3	—	6,042.4	20.0

Total	$270.9	$20.3	$19,227.6	$157.2	$2,238.1	$10.5	$21,736.6	$188.0

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2013	2012	2011
Commercial Banking:
Commercial real estate	$70.8	$84.4	$106.7
Commercial and industrial	43.8	54.8	59.2
Equipment financing	23.2	27.2	42.9

Total (1)	137.8	166.4	208.8

Retail:
Residential mortgage	58.9	65.0	68.9
Home equity	19.8	21.0	15.8
Other consumer	0.1	0.3	0.3

Total	78.8	86.3	85.0

Total	$216.6	$252.7	$293.8

(1)	Reported net of government guarantees totaling $19.4 million, $9.7 million and $12.1 million at December 31, 2013, 2012 and 2011, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2013, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 95%) and commercial real estate loans (approximately 5%).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC LSA totaling $138 million and $4 million, respectively, at December 31, 2013; $174 million and $8 million, respectively, at December 31, 2012; and $235 million and $14 million, respectively, at December 31, 2011. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

If interest payments on all originated loans classified as non-performing at December 31, 2013, 2012 and 2011 had been made during the respective years in accordance with the loan agreements, interest income of $28.0 million, $35.7 million and $41.7 million would have been recognized on such loans for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income actually recognized on originated non-performing loans totaled $4.7 million, $6.8 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $151.5 million and $180.8 million at December 31, 2013 and 2012, respectively. The related allowance for loan losses at December 31, 2013 and 2012 was $3.3 million and $5.8 million, respectively. Interest income recognized on TDRs totaled $3.5 million, $6.7 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2013, 2012 and 2011. Originated loans that were modified and classified as TDRs during 2013 principally involve reduced payment and/or payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2013 and 2012. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2013
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	19	$14.2	$14.2
Commercial and industrial (2)	44	50.1	50.1
Equipment financing (3)	28	15.9	15.9

Total	91	80.2	80.2

Retail:
Residential mortgage (4)	166	46.4	46.4
Home equity (5)	103	8.8	8.8
Other consumer	—	—	—

Total	269	55.2	55.2

Total	360	$135.4	$135.4

(1)	Represents the following concessions: extension of term (9 contracts; recorded investment of $8.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million); or a combination of concessions (9 contracts; recorded investment of $5.7 million).
(2)	Represents the following concessions: extension of term (8 contracts; recorded investment of $21.2 million); reduced payment and/or payment deferral (23 contracts; recorded investment of $24.2 million); or a combination of concessions (13 contracts; recorded investment of $4.7 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (16 contracts; recorded investment of $8.9 million); or a combination of concessions (12 contracts; recorded investment of $7.0 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (55 contracts; recorded investment of $9.7 million); reduced payment and/or payment deferral (28 contracts; recorded investment of $8.5 million); temporary rate reduction (6 contracts; recorded investment of $5.5 million); or a combination of concessions (77 contracts; recorded investment of $22.7 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (60 contracts; recorded investment of $4.0 million); extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $1.3 million); temporary rate reduction (5 contracts; recorded investment of $0.6 million); or a combination of concessions (29 contracts; recorded investment of $2.8 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31, 2012
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	36	$58.3	$58.3
Commercial and industrial (2)	47	67.5	67.5
Equipment financing (3)	36	26.0	26.0

Total	119	151.8	151.8

Retail:
Residential mortgage (4)	93	29.5	29.5
Home equity (5)	115	9.0	9.0
Other consumer	—	—	—

Total	208	38.5	38.5

Total	327	$190.3	$190.3

(1)	Represents the following concessions: extension of term (12 contracts; recorded investment of $35.3 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $3.2 million); or a combination of concessions (21 contracts; recorded investment of $19.8 million).
(2)	Represents the following concessions: extension of term (6 contracts; recorded investment of $17.0 million); reduced payment and/or payment deferral (15 contracts; recorded investment of $39.3 million); temporary rate reduction (1 contract; recorded investment of $0.3 million); or a combination of concessions (25 contracts; recorded investment of $10.9 million).
(3)	Represents the following concessions: extension of term (4 contracts; recorded investment of $3.0 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $10.3 million); temporary rate reduction (1 contract; recorded investment of $1.1 million); or a combination of concessions (24 contracts; recorded investment of $11.6 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (40 contracts; recorded investment of $10.2 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $3.2 million); temporary rate reduction (6 contracts; recorded investment of $6.6 million); or a combination of concessions (36 contracts; recorded investment of $9.5 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (87 contracts; recorded investment of $6.6 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.6 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (23 contracts; recorded investment of $1.3 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2013 and 2012. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2013 or 2012.

	2013		2012
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	1	$0.5	5	$1.3
Commercial and industrial	8	7.3	2	—
Equipment financing	1	1.4	11	—

Total	10	9.2	18	1.3

Retail:
Residential mortgage	39	10.4	14	7.1
Home equity	12	1.0	4	0.4
Other consumer	—	—	—	—

Total	51	11.4	18	7.5

Total	61	$20.6	36	$8.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	2013			2012
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$40.2	$37.5	$—	$50.4	$50.0	$—
Commercial and industrial	23.5	22.9	—	36.7	36.0	—
Equipment financing	28.2	18.3	—	21.0	17.0	—
Retail:
Residential mortgage	69.2	64.6	—	43.1	41.0	—
Home equity	17.2	14.8	—	13.7	12.6	—
Other consumer	—	—	—	—	—	—

Total	$178.3	$158.1	$—	$164.9	$156.6	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$53.7	$37.8	$6.8	$85.5	$48.8	$8.3
Commercial and industrial	17.7	16.0	4.5	50.1	45.9	8.6
Equipment financing	14.5	12.9	0.9	26.1	19.6	3.4
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$85.9	$66.7	$12.2	$161.7	$114.3	$20.3

Total impaired loans:
Commercial Banking:
Commercial real estate	$93.9	$75.3	$6.8	$135.9	$98.8	$8.3
Commercial and industrial	41.2	38.9	4.5	86.8	81.9	8.6
Equipment financing	42.7	31.2	0.9	47.1	36.6	3.4

Total	177.8	145.4	12.2	269.8	217.3	20.3

Retail:
Residential mortgage	69.2	64.6	—	43.1	41.0	—
Home equity	17.2	14.8	—	13.7	12.6	—
Other consumer	—	—	—	—	—	—

Total	86.4	79.4	—	56.8	53.6	—

Total	$264.2	$224.8	$12.2	$326.6	$270.9	$20.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2013		2012		2011
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$84.1	$1.0	$101.7	$1.7	$88.2	$3.2
Commercial and industrial	58.5	1.0	65.2	3.4	34.0	2.6
Equipment financing	32.1	1.5	44.9	1.9	56.2	1.2

Total	174.7	3.5	211.8	7.0	178.4	7.0

Retail:
Residential mortgage	55.0	1.1	23.7	0.6	12.2	0.5
Home equity	14.0	0.1	3.8	0.1	0.7	—
Other consumer	—	—	—	—	—	—

Total	69.0	1.2	27.5	0.7	12.9	0.5

Total	$243.7	$4.7	$239.3	$7.7	$191.3	$7.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2013 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$8,222.5	$13.1	$50.9	$64.0	$8,286.5
Commercial and industrial	5,751.4	21.7	45.4	67.1	5,818.5
Equipment financing	2,477.6	38.9	7.6	46.5	2,524.1

Total	16,451.5	73.7	103.9	177.6	16,629.1

Retail:
Residential mortgage	4,039.4	55.1	47.6	102.7	4,142.1
Home equity	2,000.2	11.3	12.0	23.3	2,023.5
Other consumer	68.7	1.7	0.1	1.8	70.5

Total	6,108.3	68.1	59.7	127.8	6,236.1

Total originated loans	$22,559.8	$141.8	$163.6	$305.4	$22,865.2

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $20.4 million, $17.3 million and $15.6 million, respectively, and $19.1 million of retail loans in foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of credit quality indicators:

As of December 31, 2013 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$8,000.7	$5,519.2	$2,262.3	$15,782.2
Special mention	138.1	77.5	93.4	309.0
Substandard	147.6	220.1	168.4	536.1
Doubtful	0.1	1.7	—	1.8

Total originated loans	8,286.5	5,818.5	2,524.1	16,629.1

Acquired loans:
Pass	395.6	331.0	31.4	758.0
Special mention	46.8	19.3	4.0	70.1
Substandard	186.6	131.5	33.6	351.7
Doubtful	6.1	1.8	—	7.9

Total acquired loans	635.1	483.6	69.0	1,187.7

Total	$8,921.6	$6,302.1	$2,593.1	$17,816.8

As of December 31, 2013 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,032.6	$842.5	$39.5	$2,914.6
Moderate risk	1,619.1	520.7	8.3	2,148.1
High risk	490.4	660.3	22.7	1,173.4

Total originated loans	4,142.1	2,023.5	70.5	6,236.1

Acquired loans:
Low risk	122.6	—	—	122.6
Moderate risk	71.2	—	—	71.2
High risk	80.7	61.1	1.8	143.6

Total acquired loans	274.5	61.1	1.8	337.4

Total	$4,416.6	$2,084.6	$72.3	$6,573.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$5,947.9	$5,021.2	$1,960.2	$12,929.3
Special mention	82.2	93.8	113.2	289.2
Substandard	223.5	318.9	128.5	670.9
Doubtful	2.5	3.5	—	6.0

Total originated loans	6,256.1	5,437.4	2,201.9	13,895.4

Acquired loans:
Pass	656.3	403.2	54.0	1,113.5
Special mention	74.2	88.0	21.1	183.3
Substandard	293.0	116.4	75.3	484.7
Doubtful	14.6	2.7	—	17.3

Total acquired loans	1,038.1	610.3	150.4	1,798.8

Total	$7,294.2	$6,047.7	$2,352.3	$15,694.2

As of December 31, 2012 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$1,729.7	$740.4	$72.7	$2,542.8
Moderate risk	1,292.1	440.0	7.8	1,739.9
High risk	509.6	789.0	21.8	1,320.4

Total originated loans	3,531.4	1,969.4	102.3	5,603.1

Acquired loans:
Low risk	149.9	—	—	149.9
Moderate risk	99.7	—	—	99.7
High risk	105.1	82.1	2.5	189.7

Total acquired loans	354.7	82.1	2.5	439.3

Total	$3,886.1	$2,051.5	$104.8	$6,042.4

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2013 and 2012, the allowance for loan losses on acquired loans was $10.3 million and $10.5 million, respectively.

Acquired Loans

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2013, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.55 billion and $1.53 billion, respectively ($2.30 billion and $2.24 billion, respectively, at December 31, 2012). At December 31, 2013, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $137.0 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

Years ended December 31 (in millions)	2013	2012	2011
Balance at beginning of period	$890.2	$1,310.4	$954.8
Acquisitions	—	—	629.0
Accretion	(127.1)	(206.5)	(257.7)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	5.3	22.7	55.3
Other changes in expected cash flows (2)	(128.7)	(236.4)	(71.0)

Balance at end of period	$639.7	$890.2	$1,310.4

(1)	Results in increased interest income as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FDIC Loss-Share Receivable

On April 16, 2010, People’s United Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC pursuant to which People’s United Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank. The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and REO). The FDIC is obligated to reimburse People’s United Bank for 80% of any future losses on covered assets up to $34.0 million. People’s United Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under the loss-sharing coverage.

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable” is included in other assets in the Consolidated Statements of Condition (see Note 7). The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should People’s United Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, People’s United Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

NOTE 5 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of People’s United Financial’s goodwill are summarized as follows for the years ended December 31, 2013, 2012 and 2011:

	Operating Segment
(in millions)	Commercial Banking	Retail and Business Banking	Wealth Management	Total
Balance at December 31, 2010	$1,037.1	$636.5	$49.8	$1,723.4
Acquisition of Danvers	183.6	45.9	—	229.5
Adjustments	0.2	(1.7)	—	(1.5)

Balance at December 31, 2011	1,220.9	680.7	49.8	1,951.4
Acquisition of branches	—	0.7	—	0.7
Adjustments	1.9	0.5	—	2.4

Balance at December 31, 2012	1,222.8	681.9	49.8	1,954.5

Balance at December 31, 2013	$1,222.8	$681.9	$49.8	$1,954.5

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2013 and 2012, tax deductible goodwill totaled $14.5 million and $14.8 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United Financial’s other acquisition-related intangible assets:

	2013			2012
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Trade name intangible	$122.7	$26.7	$96.0	$122.7	$18.5	$104.2
Core deposit intangible	143.8	93.9	49.9	143.8	79.2	64.6
Trust relationships	42.7	17.1	25.6	42.7	14.2	28.5
Insurance relationships	31.5	30.2	1.3	31.5	29.8	1.7

Total other acquisition-related intangible assets	$340.7	$167.9	$172.8	$340.7	$141.7	$199.0

Other acquisition-related intangible assets have an original weighted-average amortization period of 14 years. Amortization expense of other acquisition-related intangible assets totaled $26.2 million, $26.8 million and $25.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; and $10.2 million in 2018. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2013, 2012 and 2011.

Recent Acquisitions

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

After the close of business on June 30, 2011, People’s United Financial acquired Danvers Bancorp, Inc. (“Danvers”). The transaction was effective July 1, 2011. Total consideration paid in the Danvers acquisition of approximately $462 million consisted of approximately $214 million in cash and 18.5 million shares of People’s United Financial common stock with a fair value of approximately $248 million. Cash consideration was paid at the rate of $23.00 per share of Danvers common stock and stock consideration was paid at the rate of 1.624 shares of People’s United Financial common stock per share of Danvers common stock. The fair value of the assets acquired and liabilities assumed in the Danvers acquisition totaled $2.8 billion and $2.4 billion, respectively. People’s United Financial’s results of operations include the results of Danvers beginning with the effective date. Merger-related expenses recorded in 2011 totaling $42.9 million related to the Danvers acquisition and acquisitions completed during 2010.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2013	2012
Land	$39.2	$39.7
Buildings	271.5	281.7
Leasehold improvements	162.9	162.4
Furniture and equipment	219.9	268.7

Total	693.5	752.5
Less: Accumulated depreciation and amortization	389.4	422.1

Total premises and equipment, net	$304.1	$330.4

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $40.3 million, $39.1 million and $39.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2013	2012
Leased equipment	$184.3	$145.6
Fair value of derivative financial instruments (notes 18 and 20)	91.9	78.1
Accrued interest receivable	74.3	71.2
Affordable housing investments (note 11)	65.0	52.1
Funded status of qualified defined benefit pension plan (note 16)	41.5	—
Assets held in trust for supplemental retirement plans (note 16)	40.7	41.0
Receivables arising from securities brokerage and insurance businesses	38.4	41.5
Loans in process	34.8	38.9
Current income tax receivable (note 11)	21.6	25.0
Other prepaid expenses	18.4	21.4
Economic development investments	14.2	12.9
REO:
Residential	13.6	17.2
Commercial	13.1	11.4
FDIC loss-share receivable (note 4)	10.1	13.9
Net deferred tax asset (note 11)	8.0	—
Repossessed assets	4.5	8.3
Other	35.6	29.8

Total other assets	$710.0	$608.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of other liabilities are as follows:

As of December 31 (in millions)	2013	2012
Fair value of derivative financial instruments (notes 18 and 20)	$77.0	$73.8
Accrued expenses payable	69.1	69.9
Liabilities for supplemental retirement plans (note 16)	59.0	59.2
Accrued employee benefits	48.1	49.0
Payables arising from securities brokerage and insurance businesses	40.9	47.6
Liability for unsettled security purchases	23.3	27.7
Other postretirement benefits (note 16)	10.3	12.0
Accrued interest payable	5.3	5.6
Funded status of qualified defined benefit pension plan (note 16)	—	52.3
Net deferred tax liability (note 11)	—	18.7
Other	58.9	73.8

Total other liabilities	$391.9	$489.6

NOTE 8 – Deposits

The following is an analysis of People’s United Financial’s total deposits by product type:

	2013		2012
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$5,312.2	—%	$5,084.3	—%

Savings, interest-bearing checking and money market	12,862.2	0.22	11,959.8	0.23

Time deposits maturing:
Within 3 months	874.5	0.55	973.0	0.69
After 3 but within 6 months	781.4	0.68	749.2	0.79
After 6 months but within 1 year	1,151.5	0.71	1,285.2	0.87
After 1 but within 2 years	799.7	1.31	703.5	1.29
After 2 but within 3 years	520.6	2.18	379.2	2.08
After 3 but within 4 years	173.3	1.67	441.5	2.43
After 4 but within 5 years	77.7	1.13	170.5	1.70
After 5 years	4.2	2.45	4.3	2.54

Total	4,382.9	1.00	4,706.4	1.16

Total deposits	$22,557.3	0.32%	$21,750.5	0.38%

Time deposits issued in amounts of $100,000 or more totaled $1.9 billion at both December 31, 2013 and 2012. Overdrafts of non-interest-bearing deposit accounts totaling $4.0 million and $9.9 million at December 31, 2013 and 2012, respectively, have been classified as loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2013	2012	2011
Savings, interest-bearing checking and money market	$33.0	$38.7	$51.0
Time	48.1	52.1	56.4

Total interest expense	$81.1	$90.8	$107.4

NOTE 9 – Borrowings

People’s United Financial’s borrowings are summarized as follows:

	2013		2012
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$1,950.0	0.19%	$50.0	0.31%
Within 1 year	1,500.0	0.21	855.4	0.33
After 2 but within 3 years	0.5	4.37	0.9	4.37
After 4 but within 5 years	263.7	2.71	—	—
After 5 years	5.6	1.33	272.0	2.68

Total FHLB advances	3,719.8	0.38	1,178.3	0.88

Federal funds purchased maturing:
Within 1 month	825.0	0.16	619.0	0.18

Total federal funds purchased	825.0	0.16	619.0	0.18

Retail repurchase agreements maturing:
Within 1 month	501.2	0.20	588.2	0.22

Total retail repurchase agreements	501.2	0.20	588.2	0.22

Other borrowings maturing:
Within 1 year	10.0	0.08	—	—
After 1 but within 2 years	1.0	1.75	—	—
After 2 but within 3 years	—	—	1.0	1.75

Total other borrowings	11.0	0.23	1.0	1.75

Total borrowings	$5,057.0	0.33%	$2,386.5	0.54%

At December 31, 2013, People’s United Bank’s total borrowing limit from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $3.9 billion based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $1.6 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2013	2012	2011
FHLB advances	$8.2	$5.1	$6.7
Federal funds purchased	1.2	0.5	—
Retail repurchase agreements	1.1	1.3	2.0
Other borrowings	—	0.1	0.3

Total interest expense	$10.5	$7.0	$9.0

Information concerning People’s United Financial’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2013	2012	2011
FHLB advances:
Balance at year end	$3,719.8	$1,178.3	$332.4
Average outstanding during the year	2,043.9	419.5	456.1
Maximum outstanding at any month end	3,719.8	1,178.3	631.9
Average interest rate during the year	0.40%	1.23%	1.48%

Federal funds purchased:
Balance at year end	$825.0	$619.0	$—
Average outstanding during the year	641.2	195.3	8.6
Maximum outstanding at any month end	934.0	763.0	404.0
Average interest rate during the year	0.19%	0.24%	0.13%

Retail repurchase agreements:
Balance at year end	$501.2	$588.2	$497.2
Carrying amount of collateral securities at year end	511.2	599.9	505.7
Average outstanding during the year	522.7	494.7	486.6
Maximum outstanding at any month end	581.2	588.2	538.2
Average interest rate during the year	0.20%	0.26%	0.41%

Other borrowings:
Balance at year end	$11.0	$1.0	$27.1
Carrying amount of collateral securities at year end	1.1	1.1	29.1
Average outstanding during the year	3.9	16.4	28.0
Maximum outstanding at any month end	11.0	27.0	29.1
Average interest rate during the year	0.51%	1.00%	0.94%

NOTE 10 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2013	2012
People’s United Financial:
3.65% senior notes due 2022	$498.5	$498.3
5.80% fixed rate/floating rate subordinated notes due 2017	121.2	120.0
Floating rate subordinated debentures due 2038	—	20.4
People’s United Bank:
11% fixed rate subordinated notes due 2019	19.4	20.3

Total notes and debentures	$639.1	$659.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2012, People’s United Financial issued $500 million of 3.65% senior notes due in 2022. The senior notes represent unsecured and unsubordinated obligations of People’s United Financial with interest payable semi-annually. The Company may redeem the senior notes at its option, in whole or in part, at any time prior to September 6, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) a “make-whole” amount, plus in either case accrued and unpaid interest to the redemption date. In addition, the Company may redeem the senior notes at its option, in whole or in part, at any time on or following September 6, 2022, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest to the redemption date. In connection with its planned issuance of the senior notes, People’s United Financial entered into U.S. Treasury forward interest rate locks to hedge the risk that U.S. Treasury yields would rise prior to establishing the fixed interest rate on the senior notes (see Note 20).

People’s United Financial assumed the 5.80% fixed rate/floating rate subordinated notes in connection with its acquisition of Chittenden Corporation (“Chittenden”). These subordinated notes, which were issued in 2007 and are due in February 2017, represent unsecured general obligations of People’s United Financial with interest payable semi-annually. The notes have a coupon of 5.80% for the first five years and convert to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. At December 31, 2013, the interest rate was 0.92%. Beginning on February 14, 2012, People’s United Financial has the option to redeem the notes, in whole or in part, on any interest payment date at a redemption price of 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest. In 2011, People’s United Financial entered into an interest rate swap to hedge the LIBOR-based floating rate payments on these subordinated notes, which began in February 2012 (see Note 20).

People’s United Financial assumed the floating rate subordinated debentures in connection with the Smithtown acquisition. The floating rate subordinated debentures, which were issued in 2008 and are due in June 2038, are redeemable at the Company’s option, in whole or in part, at par plus accrued interest on any interest payment date on or after June 1, 2013. Interest is payable quarterly and the coupon rate is tied to the three month LIBOR plus 3.75%. In 2013, People’s United Financial repaid the floating rate subordinated debentures.

People’s United Bank assumed the 11% fixed rate subordinated notes in connection with the Smithtown acquisition. These subordinated notes, which were issued in June and July 2009 and are due in July 2019, are redeemable at the Company’s option, in whole or in part, on any interest payment date after July 1, 2014, with interest payable semi-annually. For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as tier 2 capital for People’s United Bank’s total risk-based capital (see Note 13).

NOTE 11 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2013	2012	2011
Income tax expense applicable to pre-tax income	$106.7	$117.4	$93.0
Income tax (benefit) expense applicable to items reported in total other comprehensive (loss) income (note 15)	(34.6)	(1.5)	1.2

Total	$72.1	$115.9	$94.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2013	2012	2011
Current tax expense:
Federal	$81.7	$65.5	$29.4
State	9.5	7.1	3.5

Total current tax expense	91.2	72.6	32.9
Deferred tax expense (1)	15.5	44.8	60.1

Total income tax expense	$106.7	$117.4	$93.0

(1)	Includes the effect of (decreases) increases in the valuation allowance for state deferred tax assets of $(2.3) million, $1.4 million and $(1.4) million in 2013, 2012 and 2011, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2013	2012	2011
Expected income tax expense	$118.7	$126.9	$99.9
State income tax, net of federal tax effect	7.3	7.4	5.8
Tax-exempt interest	(11.7)	(8.3)	(5.8)
Federal income tax credits	(8.5)	(8.5)	(6.6)
Tax-exempt income from BOLI	(1.6)	(1.9)	(2.2)
Other, net	2.5	1.8	1.9

Actual income tax expense	$106.7	$117.4	$93.0

Effective income tax rate	31.5%	32.4%	32.6%

People’s United Financial holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. These investments have historically played a role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits. The cost of these investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). At December 31, 2013, People’s United Financial had $65.0 million invested in these partnerships. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements.

In 1998, People’s United Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, People’s United Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2013 and expire between 2020 and 2033.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United Financial’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2013	2012
Deferred tax assets:
Allowance for loan losses and non-accrual interest	$74.1	$73.9
Leasing activities	73.5	59.5
State tax net operating loss carryforwards, net of federal tax effect	69.0	70.3
Unrealized loss on securities available for sale	28.8	—
Equity-based compensation	20.5	18.9
Unrealized loss on securities transferred to held to maturity	14.4	—
Basis difference in affordable housing investments	8.1	3.0
Pension and other postretirement benefits	5.1	46.2
Other deductible temporary differences	30.4	24.7

Total deferred tax assets	323.9	296.5
Less valuation allowance for state deferred tax assets	(69.3)	(71.6)

Total deferred tax assets, net of the valuation allowance	254.6	224.9

Deferred tax liabilities:
Tax over book depreciation	(145.5)	(122.2)
Acquisition-related deferred tax liabilities	(51.7)	(46.8)
Deferred cancellation-of-indebtedness income	(22.1)	(22.1)
Book over tax income recognized on consumer loans	(9.5)	(6.9)
Mark-to-market and original issue discounts for tax purposes	(7.6)	(6.4)
Unrealized gain on securities available for sale	—	(30.4)
Other taxable temporary differences	(10.2)	(8.8)

Total deferred tax liabilities	(246.6)	(243.6)

Net deferred tax asset (liability)	$8.0	$(18.7)

Based on People’s United Financial’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United Financial will realize its total deferred tax assets, net of the valuation allowance.

People’s United Financial’s current income tax receivable at December 31, 2013 and 2012 totaled $21.6 million and $25.0 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United Financial’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2013	2012	2011
Balance at beginning of year	$2.9	$3.0	$4.7
Additions for tax positions taken in prior years	0.1	0.4	0.4
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statue of limitations	—	(0.5)	(2.1)

Balance at end of year	$3.0	$2.9	$3.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2013 would minimally affect People’s United Financial’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.6 million and $0.5 million at December 31, 2013 and 2012, respectively. People’s United Financial recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income.

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

NOTE 12 – Stockholders’ Equity and Dividends

People’s United Financial is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2013, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 396.5 million shares were issued as of December 31, 2013.

Treasury stock includes (i) common stock repurchased by People’s United Financial, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors and (ii) common stock purchased for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (see Note 17).

In April 2008, People’s United Financial’s Board of Directors authorized the repurchase of up to 5% of the Company’s then-outstanding common stock, or 17.3 million shares. In January 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock for up to 5% of the Company’s then-outstanding common stock, or 17.5 million shares. Under both authorizations, such shares may be repurchased either directly or through agents, in the open market at prices and terms satisfactory to management. During 2011 the Company completed the repurchase of the maximum number of shares of common stock authorized in April 2008 and January 2011 by repurchasing 20.4 million shares of People’s United Financial common stock at a total cost of $247.2 million.

In October 2011, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 5% of the Company’s common stock outstanding, or 18.0 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012 the Company completed the repurchase of the maximum number of shares of common stock authorized by repurchasing 18.0 million shares of People’s United Financial common stock at a total cost of $217.4 million.

In November 2012, People’s United Financial’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012 the Company repurchased 0.2 million shares of People’s United Financial common stock under this authorization at a total cost of $2.6 million. During 2013 the Company completed the repurchase of the maximum number of shares of common stock authorized by repurchasing 33.4 million shares of People’s United Financial common stock at a total cost of $458.9 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In conjunction with establishing the RRP in October 2007 (see Note 17), a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At December 31, 2013, 2.9 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

In April 2007, People’s United Financial established an Employee Stock Ownership Plan (the “ESOP”) (see Note 16). At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United Financial common stock in the open market. Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2013, 8.0 million shares of People’s United Financial common stock, with a contra-equity balance of $166.2 million, have not been allocated or committed to be released.

Dividends declared and paid per common share totaled $0.6475, $0.6375 and $0.6275 for the years ended December 31, 2013, 2012 and 2011, respectively. People’s United Financial’s dividend payout ratio (dividends paid as a percentage of net income) was 88.1%, 88.8% and 114.9% for the years ended December 31, 2013, 2012 and 2011, respectively.

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

People’s United Bank may not pay dividends to People’s United Financial if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OCC notified People’s United Bank that it was in need of more than normal supervision. See Note 13 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as People’s United Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by People’s United Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In 2013, 2012 and 2011, People’s United Bank paid a total of $232 million, $315 million and $160 million, respectively, in cash dividends to People’s United Financial. At December 31, 2013, People’s United Bank’s retained net income, as defined by federal regulations, totaled $48.8 million.

NOTE 13 – Regulatory Capital Requirements

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

Management believes that, as of December 31, 2013 and 2012, People’s United Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized People’s United Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in People’s United Bank’s capital classification would be warranted.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of December 31, 2013 and 2012 to the OCC requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2013 and 2012, People’s United Bank’s adjusted total assets, as defined, totaled $31.2 billion and $28.2 billion, respectively, and its total risk-weighted assets, as defined, totaled $25.4 billion and $22.7 billion, respectively.

				OCC Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Tangible capital	$2,823.5	(1)	9.1%	n/a	n/a	$468.0	1.5%
Leverage (core) capital	2,823.5	(1)	9.1	$1,559.9	5.0%	1,247.9	4.0
Risk-based capital:
Tier 1	2,823.5	(1)	11.1	1,521.4	6.0	1,014.3	4.0
Total	3,133.3	(2)	12.4	2,535.7	10.0	2,028.5	8.0

As of December 31, 2012
Tangible capital	$2,769.4	(1)	9.8%	n/a	n/a	$423.4	1.5%
Leverage (core) capital	2,769.4	(1)	9.8	$1,411.3	5.0%	1,129.9	4.0
Risk-based capital:
Tier 1	2,769.4	(1)	12.2	1,365.0	6.0	910.0	4.0
Total	2,979.4	(2)	13.1	2,275.0	10.0	1,820.0	8.0

(1)	Represents People’s United Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14 – Earnings Per Common Share

The following is an analysis of People’s United Financial’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2013	2012	2011
Net income	$232.4	$245.3	$192.4
Dividends and undistributed earnings allocated to participating securities	(1.2)	(1.2)	(1.3)

Income attributable to common shareholders	$231.2	$244.1	$191.1

Average common shares outstanding for basic EPS	311.9	338.3	348.6
Effect of dilutive equity-based awards	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	312.0	338.4	348.7

Basic EPS	$0.74	$0.72	$0.55

Diluted EPS	$0.74	$0.72	$0.55

All unallocated ESOP shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 14.0 million, 11.7 million and 11.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS.

NOTE 15 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the years ended December 31, 2013, 2012 and 2011 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(101.0)	$1.5	$—	$0.5	$(99.0)
Current period other comprehensive income (loss)	(37.8)	41.7	—	(0.7)	3.2

Balance at December 31, 2011	(138.8)	43.2	—	(0.2)	(95.8)
Current period other comprehensive income (loss)	(9.4)	9.6	—	(1.3)	(1.1)

Balance at December 31, 2012	(148.2)	52.8	—	(1.5)	(96.9)

Other comprehensive income (loss) before reclassifications	58.3	(99.3)	(23.3)	0.5	(63.8)
Amounts reclassified from AOCL (1)	4.9	—	—	0.7	5.6

Current period other comprehensive income (loss)	63.2	(99.3)	(23.3)	1.2	(58.2)

Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

(1)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCL:

Year ended December 31 (in millions)	Amounts Reclassified from AOCL	Affected Line Item in the Statement Where Net Income is Presented
	2013
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(8.8)	(1)
Prior service credit	1.1	(1)

	(7.7)	Income before income tax expense
	2.8	Income tax benefit

	(4.9)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(1.3)	Interest expense - notes and debentures
Interest rate locks	0.1	Interest expense - notes and debentures

	(1.2)	Income before income tax expense
	0.5	Income tax benefit

	(0.7)	Net income

Total reclassifications for the period	$(5.6)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 16 for additional details).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2013	2012	2011
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$50.0	$86.5	$80.3
Net unrealized loss (gain) on securities available for sale	27.7	(30.4)	(24.9)
Net unrealized loss on securities transferred to held to maturity	13.7	—	—
Net unrealized loss on derivatives accounted for as cash flow hedges	0.2	0.9	0.1

Total deferred income taxes	$91.6	$57.0	$55.5

The following is a summary of the components of People’s United Financial’s total other comprehensive income (loss):

	Pre-Tax		After-Tax
Year ended December 31, 2013 (in millions)	Amount	Tax Effect	Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain arising during the year	$92.0	$(33.7)	$58.3
Reclassification adjustment for net actuarial loss included in net income	8.8	(3.2)	5.6

Net actuarial gain	100.8	(36.9)	63.9

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.1)	0.4	(0.7)

Net actuarial gain, prior service credit and transition obligation	99.7	(36.5)	63.2

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	(194.4)	58.1	(136.3)
Unrealized holding losses on securities transferred during the year	37.0	—	37.0

Net unrealized losses	(157.4)	58.1	(99.3)

Net unrealized gains and losses on securities transferred to held to maturity:
Unrealized holding losses on securities transferred during the year	(37.0)	13.7	(23.3)

Net unrealized losses	(37.0)	13.7	(23.3)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	0.7	(0.2)	0.5
Reclassification adjustment for net realized losses included in net income	1.2	(0.5)	0.7

Net unrealized gains	1.9	(0.7)	1.2

Total other comprehensive loss	$(92.8)	$34.6	$(58.2)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pre-Tax		After-Tax
Year ended December 31, 2012 (in millions)	Amount	Tax Effect	Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(22.5)	$8.9	$(13.6)
Reclassification adjustment for net actuarial loss included in net income	7.6	(3.0)	4.6

Net actuarial loss	(14.9)	5.9	(9.0)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.3	(0.1)	0.2

Net actuarial loss, prior service credit and transition obligation	(15.6)	6.2	(9.4)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	15.1	(5.5)	9.6

Net unrealized gains	15.1	(5.5)	9.6

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(3.1)	1.1	(2.0)
Reclassification adjustment for net realized losses included in net income	1.0	(0.3)	0.7

Net unrealized losses	(2.1)	0.8	(1.3)

Total other comprehensive loss	$(2.6)	$1.5	$(1.1)

	Pre-Tax		After-Tax
Year ended December 31, 2011 (in millions)	Amount	Tax Effect	Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(70.4)	$26.4	$(44.0)
Reclassification adjustment for net actuarial loss included in net income	11.8	(4.4)	7.4

Net actuarial loss	(58.6)	22.0	(36.6)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(2.1)	0.7	(1.4)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.4	(0.2)	0.2

Net actuarial loss, prior service credit and transition obligation	(60.3)	22.5	(37.8)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	74.6	(27.3)	47.3
Reclassification adjustment for net realized gains included in net income	(8.8)	3.2	(5.6)

Net unrealized gains	65.8	(24.1)	41.7

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.4)	0.1	(0.3)
Reclassification adjustment for net realized gains included in net income	(0.7)	0.3	(0.4)

Net unrealized losses	(1.1)	0.4	(0.7)

Total other comprehensive income	$4.4	$(1.2)	$3.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – Employee Benefit Plans

People’s United Financial Employee Pension and Other Postretirement Benefits Plans

People’s United Financial maintains a qualified noncontributory defined benefit pension plan (the “Qualified Plan”) that covers substantially all full-time and part-time employees who (i) meet certain age and length of service requirements and (ii) were employed by People’s United Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average.

New employees of People’s United Bank starting on or after August 14, 2006 are not eligible to participate in the Qualified Plan. Instead, People’s United Bank makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Employee participation in this plan is restricted to employees who (i) are at least 18 years of age and (ii) worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

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

People’s United Financial also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers (the “Supplemental Plans”) and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“the other postretirement benefits plan”). People’s United Financial accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefits.

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

People’s United Financial’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2014, no employer contributions are expected to be made for the Qualified Plan. Employer contributions for the Supplemental Plans and the other postretirement benefits plan in 2014 are expected to total $3.0 million, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the Qualified Plan and the Supplemental Plans (together the “Pension Plans”) as of December 31, 2013 are: $15.7 million in 2014; $16.6 million in 2015; $17.3 million in 2016; $21.1 million in 2017; $24.3 million in 2018; and an aggregate of $112.0 million in 2019 through 2023. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2013 are: $0.9 million in 2014; $0.8 million in 2015; $0.8 million in 2016; $0.8 million in 2017; $0.8 million in 2018; and an aggregate of $3.4 million in 2019 through 2023.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets of the Pension Plans and the other postretirement benefits plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Benefit obligations: (1)
Beginning of year	$431.2	$388.8	$12.0	$12.1
Service cost	—	—	0.2	0.2
Interest cost	17.9	17.6	0.5	0.5
Actuarial (gain) loss	(48.1)	28.9	(1.4)	0.2
Transfers in from acquired pension plans	—	10.9	—	—
Benefits paid	(14.5)	(12.9)	(1.0)	(1.0)
Settlements	(0.9)	(2.1)	—	—

End of year	385.6	431.2	10.3	12.0

Fair value of plan assets:
Beginning of year	334.9	303.0	—	—
Actual return on assets	64.7	35.6	—	—
Employer contributions	3.5	4.3	1.0	1.0
Transfers in from acquired pension plans	—	7.0	—	—
Benefits paid	(14.5)	(12.9)	(1.0)	(1.0)
Settlements	(0.9)	(2.1)	—	—

End of year	387.7	334.9	—	—

Funded status at end of year	$2.1	$(96.3)	$(10.3)	$(12.0)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$41.5	$—	$—	$—
Other liabilities	(39.4)	(96.3)	(10.3)	(12.0)

Funded status at end of year	$2.1	$(96.3)	$(10.3)	$(12.0)

(1)	Represents projected benefit obligations for the Pension Plans and accumulated benefit obligations for the other postretirement benefits plan.

Plan assets for the Qualified Plan of $387.7 million as of December 31, 2013 exceeded both the related accumulated benefit obligation and projected benefit obligation ($346.2 million each) at that date. Although the Supplemental Plans hold no assets, People’s United Financial has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $33.4 million as of December 31, 2013 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by both the related accumulated benefit obligation and projected benefit obligation ($39.4 million each) at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Benefits
As of December 31 (in millions)	2013	2012
Accumulated benefit obligations:
Qualified Plan	$346.2	$387.2
Supplemental Plans	39.4	44.0

Total	$385.6	$431.2

Projected benefit obligations:
Qualified Plan	$346.2	$387.2
Supplemental Plans	39.4	44.0

Total	$385.6	$431.2

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2013	2012	2011	2013	2012	2011
Net periodic benefit (income) expense:
Service cost	$—	$—	$8.4	$0.2	$0.2	$0.1
Interest cost	17.9	17.6	18.5	0.5	0.5	0.6
Expected return on plan assets	(26.6)	(26.3)	(26.6)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	0.3	0.4
Recognized net actuarial loss	6.0	4.5	9.3	—	—	—
Recognized prior service credit	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Settlements	0.4	1.0	0.9	—	—	—
Curtailments (1)	—	—	(0.9)	—	—	—

Net periodic benefit (income) expense	(2.3)	(3.2)	9.4	0.5	0.8	0.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial (gain) loss	(92.6)	14.0	51.3	(1.3)	0.2	0.7
Transition obligation	—	—	—	—	(0.3)	(0.3)
Prior service credit	—	—	1.1	0.2	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(92.6)	14.0	52.4	(1.1)	0.1	0.6

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(94.9)	$10.8	$61.8	$(0.6)	$0.9	$1.5

(1)	Reflects the recognition of prior service credit associated with the decision in July 2011 to “freeze,” effective December 31, 2011, the accrual of pension benefits for Qualified Plan participants.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2013	2012	2013	2012
Net actuarial loss	$123.4	$216.0	$0.3	$1.7
Prior service credit	—	—	(0.4)	(0.6)

Total pre-tax amounts included in accumulated other comprehensive loss	$123.4	$216.0	$(0.1)	$1.1

The Company uses a corridor approach in the valuation of its defined benefit pension plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants which, for the Qualified Plan, was approximately 30 years as of December 31, 2013. In 2014, approximately $4.0 million in net actuarial losses is expected to be recognized as a component of net periodic benefit cost for the Pension Plans and approximately $(0.2) million in prior service credit is expected to be recognized as a component of net periodic benefit cost for the other postretirement benefits plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.10%	4.25%	4.60%	5.10%	4.25%	4.60%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.25%	4.60%	5.50%	4.25%	4.60%	5.50%
Expected return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	2.40	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	7.25%	7.50%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

n/a – not applicable

(1)	Changes in the net periodic benefit cost and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In developing an expected long-term rate of return on asset assumption for the Qualified Plan, People’s United Financial considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 8.00%, which is intended to reflect expected asset returns over the life of the related pension benefits expected to be paid. The discount rate reflects the current rates available on long-term high-quality fixed-income debt instruments, and is reset annually on the measurement date. To determine the discount rate, People’s United Financial reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments.

The investment strategy of the Qualified Plan is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy that contains the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash equivalents	3	0 - 20
Equity securities	72	55 - 75
Fixed income securities	25	20 - 40

Equity securities are required to be diversified among industries and economic sectors and may include convertible securities. Limitations have been established on the overall allocation to any individual security representing more than 3% of the market value of total plan assets. A limit of 40% of equity holdings may be invested in international equities. Short sales, margin purchases and similar speculative transactions are prohibited.

Fixed income securities are oriented toward risk-averse, investment-grade securities rated “A” or higher. A limit of up to 30% of the fixed income holdings may be invested in issues rated below “Baa” by Moody’s or “BBB” by Standard & Poor’s, if the higher investment risk is compensated for by the prospect of a positive incremental investment return. With the exception of U.S. government securities, in which the Qualified Plan may invest the entire fixed income allocation, fixed income securities require diversification among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

The following table summarizes the percentages of fair value for each major category of Qualified Plan assets as of the respective measurement dates:

	Plan Assets
At December 31	2013	2012
Equity securities	73%	73%
Cash and fixed income securities	27	27

Total	100%	100%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present Qualified Plan assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.8	$—	$—	$4.8
Equity securities:
Corporate	216.3	—	—	216.3
Mutual funds	—	65.9	—	65.9
Fixed income securities:
Corporate	—	60.1	—	60.1
U.S. agency	—	12.3	—	12.3
Mutual funds	—	23.2	—	23.2
U.S. agency residential mortgage-backed securities	—	0.1	—	0.1
Other	—	5.0	—	5.0

Total	$221.1	$166.6	$—	$387.7

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9.1	$—	$—	$9.1
Equity securities:
Corporate	192.1	—	—	192.1
Mutual funds	—	53.7	—	53.7
Fixed income securities:
Corporate	—	50.3	—	50.3
U.S. Treasury and agency	1.5	10.4	—	11.9
Mutual funds	—	16.8	—	16.8
U.S. agency residential mortgage-backed securities	—	0.3	—	0.3
Other	—	0.7	—	0.7

Total	$202.7	$132.2	$—	$334.9

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United Financial continues to maintain a qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the Qualified Plan.

At December 31, 2013, the fair value of plan assets totaled $43.7 million (invested in cash and cash equivalents, equity securities and fixed income securities) and the projected benefit obligation totaled $44.9 million, resulting in an unfunded status of $1.2 million, which has been recognized as a liability in the Consolidated Statements of Condition. The liability recognized for the Chittenden Plan’s unfunded status was $7.0 million at December 31, 2012. A discount rate of 4.9% was used in determining the projected benefit obligation at December 31, 2013. Pre-tax net actuarial losses totaling $15.3 million ($9.7 million net of tax) and pre-tax prior service credits totaling $3.6 million ($2.3 million net of tax) were included in AOCL at December 31, 2013.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Net periodic benefit (income) expense for the Chittenden Plan totaled $(0.1) million, $1.2 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in net periodic benefit (income) expense in each year were partial settlement charges totaling $1.0 million, $1.0 million and $1.1 million, respectively, as a result of lump-sum benefit payments in each year in excess of the sum of the plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro rata portion of the aggregate gain or loss recorded in accumulated other comprehensive income.

The weighted average assumptions used to determine 2013, 2012 and 2011 net periodic benefit (income) expense were (i) discount rates of 4.00%, 4.50% and 5.30%, respectively, and (ii) an expected long-term rate of return on plan assets of 8.00%, 4.25% and 4.25%, respectively. The higher long-term rate of return in 2013 reflects a change in investment allocation to include more equity securities. In 2014, approximately $1.0 million in net periodic benefit income (primarily consisting of expected return on plan assets, interest cost, prior service credit and amortization of actuarial loss) is expected to be recognized.

In 2014, no employer contributions are expected to be made for the Chittenden Plan and expected future net benefit payments as of December 31, 2013 are: $2.9 million in 2014; $2.5 million in 2015; $2.7 million in 2016; $2.5 million in 2017; $2.7 million in 2018; and an aggregate of $15.0 million in 2019 through 2023.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.4 million in 2013, $5.6 million in 2012 and $5.7 million in 2011. At December 31, 2013, the loan balance totaled $195.3 million.

Employee participation in this plan is restricted to those employees who (i) are at least 18 years of age and (ii) worked at least 1,000 hours within 12 months of their hire date or any plan year (January 1 to December 31) after their date of hire. Employees meeting the aforementioned eligibility criteria during the plan year must continue to be employed as of the last day of the plan year in order to receive an allocation of shares for that plan year.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,439,168 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2013, 8,014,407 shares of People’s United Financial common stock, with a fair value of $121.2 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.9 million, $4.2 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Savings Plans

People’s United Financial sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United Financial makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United Financial’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial. Trust assets of $7.3 million as of December 31, 2013 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related benefit obligation of $19.6 million at that date. Expense recognized for these employee savings plans totaled $20.0 million, $20.6 million and $16.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 17 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United Financial’s 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) and the predecessor 1998 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) stock appreciation rights, restricted stock and performance units. A total of 10,000,000 shares of People’s United Financial common stock are reserved for issuance under the 2008 Incentive Plan. At December 31, 2013, a total of 1,030,161 reserved shares remain available for future awards.

Non-statutory stock options have been granted under the Incentive Plans at exercise prices equal to the fair value of People’s United Financial common stock at the grant dates. Option expiration dates are fixed at the grant date, with a maximum term of ten years. Prior to 2013, options granted under the Incentive Plans generally vested 50% after two years, 75% after three years and 100% after four years. Beginning in 2013, options granted under the Incentive Plans vest 33% after one year, 66% after two years and 100% after three years. All options become fully exercisable in the event of a change of control, as defined in the Incentive Plans.

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

Recognition and Retention Plan and Stock Option Plan

The RRP and 2007 Stock Option Plan (together the “2007 Plans”) provide for awards to directors, officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United Financial; and (iii) restricted stock. Shares of People’s United Financial common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United Financial for the maximum number of shares available to be awarded in the form of restricted stock. A maximum of 6,969,050 shares and 15,244,796 shares of People’s United Financial common stock are available for restricted stock awards and stock options, respectively. At December 31, 2013, 2,900,826 shares and 8,005,449 shares remain available for future restricted stock awards and stock options, respectively, under the 2007 Plans.

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

Stock Options Granted

People’s United Financial granted a total of 3,164,607 stock options in 2013, 1,409,151 stock options in 2012 and 1,201,202 stock options in 2011 under the Incentive Plans. The estimated weighted-average grant-date fair value of stock options granted in 2013, 2012 and 2011 was $2.23 per option, $2.18 per option and $2.58 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 5.0% in 2013, 5.1% in 2012 and 4.7% in 2011; expected volatility rate of 33% in both 2013 and 2012, and 31% in 2011; risk-free interest rate of 0.9% in 2013, 1.2% in 2012 and 2.6% in 2011; and expected option life of approximately 5 years in 2013 and 6 years in both 2012 and 2011.

People’s United Financial granted a total of 403,400 stock options in 2011 (none in 2013 or 2012) to directors, key executive officers and employees under the 2007 Plans. The estimated weighted-average grant-date fair value of stock options granted was $2.31 per option using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 5.1%; expected volatility rate of 33%; risk-free interest rate of 2.0%; and expected option life of approximately 5 years.

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

Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $4.3 million, $3.2 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.1% per year over the vesting period, totaled $7.0 million at December 31, 2013, and is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total intrinsic value of stock options exercised was $1.3 million, $0.3 million and $0.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Incentive Plans and the 2007 Stock Option Plan:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2010	11,480,314	$16.91
Granted	1,604,602	13.12
Forfeited	(1,493,522)	17.51
Exercised	(78,269)	8.48

Options outstanding at December 31, 2011	11,513,125	16.37
Granted	1,409,151	12.62
Forfeited	(709,816)	16.84
Exercised	(55,654)	6.90

Options outstanding at December 31, 2012	12,156,806	15.95
Granted	3,164,607	13.01
Forfeited	(840,292)	15.54
Exercised	(264,047)	9.73

Options outstanding at December 31, 2013	14,217,074	$15.43	5.6	$13.0

Options exercisable at December 31, 2013	9,256,822	$16.71	4.1	$2.9

(1)	Reflects only those stock options with intrinsic value at December 31, 2013.

Additional information concerning options outstanding and options exercisable at December 31, 2013 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$ 9.44 - $ 9.63	31,928	0.2	$9.47	31,928	$9.47
11.52 - 15.80	7,777,400	7.0	13.53	2,856,678	14.39
16.07 - 17.76	2,406,295	4.3	16.95	2,371,285	16.95
18.10 - 21.63	4,001,451	3.7	18.28	3,996,931	18.28

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2010	2,071,872	$16.77
Granted	769,858	13.18
Forfeited	(218,505)	17.00
Vested	(786,185)	17.17

Unvested restricted shares outstanding at December 31, 2011	1,837,040	15.06
Granted	640,254	12.57
Forfeited	(88,319)	13.89
Vested	(807,554)	16.31

Unvested restricted shares outstanding at December 31, 2012	1,581,421	13.48
Granted	617,796	13.15
Forfeited	(44,046)	12.85
Vested	(621,956)	14.08

Unvested restricted shares outstanding at December 31, 2013	1,533,215	$13.12

Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $8.8 million, $11.1 million and $14.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.4% per year over the vesting period, totaled $11.4 million at December 31, 2013, and is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $9.4 million, $10.1 million and $10.2 million, respectively.

During 2013, 2012 and 2011, employees of People’s United Financial tendered 166,572 shares, 191,652 shares and 196,457 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future to satisfy their related minimum tax withholding obligations. Shares acquired in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. Rather, all shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock. The total cost of shares repurchased and retired during the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $2.3 million and $2.6 million, respectively.

Directors’ Equity Compensation Plan

The People’s United Financial, Inc. Directors’ Equity Compensation Plan (the “Directors’ Equity Plan”) provides for an annual award of shares of People’s United Financial common stock with a fair value of $95,000 to each non-employee director immediately following each annual meeting of shareholders. Shares of People’s United Financial common stock issued pursuant to the Directors’ Equity Plan prior to 2012 are not transferable until the third anniversary of the grant date or, if earlier, upon the director’s cessation of service. Beginning in 2012, shares of People’s United Financial common stock issued pursuant to the Directors’ Equity Plan are subject to a one-year vesting period, with no post-vesting transfer restrictions. A total of 892,500 shares of People’s United Financial common stock are reserved for issuance under the Directors’ Equity Plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2013, 2012 and 2011, directors were granted a total of 58,896 shares, 59,352 shares and 66,609 shares, respectively, of People’s United Financial common stock with grant date fair values of $12.76 per share, $12.68 per share and $13.30 per share, respectively, at those dates. Expense totaling $0.8 million, $0.8 million and $0.9 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively, for the Directors’ Equity Plan. At December 31, 2013, a total of 71,091 shares remain available for issuance.

NOTE 18 – Fair Value Measurements

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2013 and 2012, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Assets

As discussed in Note 16, certain unfunded, nonqualified supplemental benefit plans have been established to provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

Derivatives

People’s United Financial values its derivatives using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, risk participation agreements, forward commitments to sell residential mortgage loans and interest rate-lock commitments on residential mortgage loans.

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	48.9	—	—	48.9
GSE residential mortgage-backed securities and CMOs	—	4,096.4	—	4,096.4
Corporate	—	60.2	—	60.2
Other	—	2.5	—	2.5
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	39.9	—	39.9
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	91.8	—	91.8
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$57.2	$4,291.4	$—	$4,348.6

Financial liabilities:
Interest rate swaps	$—	$76.7	$—	$76.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$77.0	$—	$77.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.5	$—	$—	$6.5
Securities available for sale:
U.S. Treasury and agency	30.7	—	—	30.7
GSE residential mortgage-backed securities and CMOs	—	3,899.0	—	3,899.0
State and municipal	—	539.6	—	539.6
Corporate	—	59.9	—	59.9
Other	—	2.9	—	2.9
Equity securities	—	0.2	—	0.2
Other assets:
Fixed income securities	—	40.9	—	40.9
Equity mutual funds	—	0.4	—	0.4
Interest rate swaps	—	75.0	—	75.0
Forward commitments to sell residential mortgage loans	—	3.1	—	3.1

Total	$37.2	$4,621.0	$—	$4,658.2

Financial liabilities:
Interest rate swaps	$—	$70.2	$—	$70.2
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	3.5	—	3.5

Total	$—	$73.8	$—	$73.8

As of December 31, 2013 and 2012, the fair value of risk participation agreements totaled less than $0.1 million (see Note 20).

There were no transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2013 and 2012. In December 2013, state and municipal securities, previously classified as available for sale, measured at fair value on a recurring basis and included in Level 2, were transferred to held to maturity.

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

The following tables summarize People’s United Financial’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$23.3	$—	$23.3
Impaired loans (2)	—	—	66.7	66.7
REO and repossessed assets (3)	—	—	31.2	31.2

Total	$—	$23.3	$97.9	$121.2

	Fair Value Measurements Using
As of December 31, 2012 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$77.0	$—	$77.0
Impaired loans (2)	—	—	114.3	114.3
REO and repossessed assets (3)	—	—	36.9	36.9

Total	$—	$77.0	$151.2	$228.2

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2013 and 2012.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured based on the fair value of the underlying collateral less cost to sell. The total consists of $37.8 million, $16.0 million and $12.9 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at December 31, 2013. The provision for loan losses on impaired loans totaled $13.2 million and $16.9 million for the years ended December 31, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(3)	Represents: (i) $13.6 million of residential REO; (ii) $13.1 million of commercial REO; and (iii) $4.5 million of repossessed assets at December 31, 2013. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $1.8 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $5.9 million and $2.9 million for the same periods.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Borrowings and Notes and Debentures

The fair values of federal funds purchased and retail repurchase agreements are equal to the carrying amounts due to the short maturities (generally overnight). The fair values of FHLB advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities and are classified as Level 2. The fair values of notes and debentures were based on dealer quotes and are classified as Level 2.

Lending-Related Financial Instruments

The estimated fair values of People’s United Financial’s lending-related financial instruments approximate the respective carrying amounts. Such instruments include commitments to extend credit, unadvanced lines of credit and letters of credit, for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2013 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$350.8	$350.8	$—	$—	$350.8
Short-term investments	123.6	—	123.6	—	123.6
Securities held to maturity	640.5	—	641.5	1.0	642.5
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	24,135.8	—	4,402.0	19,498.7	23,900.7
Financial liabilities:
Time deposits	4,382.9	—	4,434.9	—	4,434.9
Other deposits	18,174.4	—	18,174.4	—	18,174.4
FHLB advances	3,719.8	—	3,728.2	—	3,728.2
Federal funds purchased	825.0	—	825.0	—	825.0
Retail repurchase agreements	501.2	—	501.2	—	501.2
Other borrowings	11.0	—	11.0	—	11.0
Notes and debentures	639.1	—	613.2	—	613.2

(1)	Excludes impaired loans totaling $66.7 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2012 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$470.0	$470.0	$—	$—	$470.0
Short-term investments	131.4	—	131.4	—	131.4
Securities held to maturity	56.2	—	59.7	1.2	60.9
FHLB stock	73.7	—	73.7	—	73.7
Total loans, net (1)	21,434.3	—	3,925.6	17,972.7	21,898.3
Financial liabilities:
Time deposits	4,706.4	—	4,769.7	—	4,769.7
Other deposits	17,044.1	—	17,044.1	—	17,044.1
FHLB advances	1,178.3	—	1,194.5	—	1,194.5
Federal funds purchased	619.0	—	619.0	—	619.0
Retail repurchase agreements	588.2	—	588.2	—	588.2
Other borrowings	1.0	—	1.0	—	1.0
Notes and debentures	659.0	—	666.9	—	666.9

(1)	Excludes impaired loans totaling $114.3 million measured at fair value on a non-recurring basis.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – Legal Proceedings and Lease Commitments

In the normal course of business, People’s United Financial has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Legal Proceedings

Litigation Relating to the Smithtown Transaction

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

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The Complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The Complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The Complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a Motion to Dismiss the Complaint, and on December 7, 2011, that motion was denied by the Court. On April 11, 2012, the plaintiff filed an Amended Complaint, and on May 15, 2012, People’s United Bank filed a Motion to Strike the Amended Complaint. On April 10, 2013, People’s United Bank renewed its Motion to Dismiss the Complaint. On June 6, 2013, the Court denied People’s United Bank’s Motion to Strike and its renewed Motion to Dismiss. On September 23, 2013, People’s United Bank filed its Revised Answer, Special Defenses and Counterclaim to Plaintiff’s Amended Class Action Complaint. The case is in the discovery stages. A Court hearing on plaintiff’s Motion to Strike certain of People’s United Bank’s Defenses and a Counterclaim was held on January 30, 2014 and the Court postponed consideration of that Motion while it considers whether the Court has jurisdiction to hear the case.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United Bank has been named as a defendant in a lawsuit (Tracy Fracasse and K. Lee Brown, individually and on behalf of others similarly situated v. People’s United Bank) based on allegations that People’s United Bank failed to pay overtime compensation required by (i) the federal Fair Labor Standards Act and (ii) the Connecticut Minimum Wage Act. The plaintiffs allege that they were employed as “underwriters” and were misclassified as exempt employees. The plaintiffs further allege that they worked in excess of 40 hours per week and were erroneously denied overtime compensation as required by federal and state wage and hour laws. The Complaint was filed in the U.S. District Court of Connecticut on May 3, 2012. Since the Complaint is brought under both federal and state law, the Complaint seeks certification of two different but overlapping classes. The plaintiffs seek damages in the amount of their respective unpaid overtime and minimum wage compensation, liquidated damages, interest and attorneys’ fees. On June 29, 2012, People’s United Bank filed its Answer and Affirmative Defenses. On June 17, 2013, the Court granted the plaintiff’s motion for conditional certification under the Fair Labor Standards Act and denied the plaintiff’s motion for class certification for the plaintiff’s state law claims. The case is in the discovery stages.

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

Lease Commitments

At December 31, 2013, People’s United Financial was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2013 were: $56.6 million in 2014; $56.4 million in 2015; $53.3 million in 2016; $48.2 million in 2017; $43.3 million in 2018; and an aggregate of $199.4 million in 2019 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $58.1 million, $52.5 million and $44.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 20 – Financial Instruments

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the contractual or notional amounts of People’s United Financial’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2013	2012
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial	$3,290.7	$2,861.5
Consumer	2,334.7	2,114.0
Commercial real estate	994.2	685.0
Residential mortgage	100.7	318.3
Letters of credit:
Stand-by	153.1	155.3
Commercial	0.4	2.8
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	125.0	125.0
For commercial customers:
Customer	2,514.7	1,274.6
Institutional counterparties	2,514.7	1,274.6
Foreign exchange contracts	10.3	6.3
Risk participation agreements	62.4	5.3
Forward commitments to sell residential mortgage loans	31.3	185.8
Interest rate-lock commitments on residential mortgage loans	39.7	216.4

(1)	The contractual amounts of these financial instruments represent People’s United Financial’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United Financial’s maximum potential exposure to credit loss.

Lending-Related Financial Instruments

The contractual amounts of People’s United Financial’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s United Financial’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s United Financial’s lending-related financial instruments is similar to the distribution of its loan portfolio, as described in Note 4.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The fair value of People’s United Financial’s obligations relating to its unfunded loan commitments and letters of credit at December 31, 2013 and 2012 was $2.9 million and $3.0 million, respectively, and has been included in other liabilities in the Consolidated Statements of Condition.

Derivative Financial Instruments and Hedging Activities

People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 1), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions with investment grade credit ratings from the major rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The Company had no derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2013. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

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

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United Financial entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2013 that is expected to be recognized over the next 12 months totals approximately $0.1 million.

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

In the first quarter of 2009, People’s United Financial terminated its remaining $600 million (notional amount) interest rate floor contracts. The decision to do so was based on management’s belief that, in light of the current interest rate environment, the derivative contracts had achieved their stated market risk management objective. Termination of the derivative contracts also served to reduce the Company’s counterparty credit risk. At the time of termination, the interest rate floors had an unrealized gain of $40.1 million. The gain was included (on a net-of-tax basis) as a component of AOCL and was recognized in income over the period during which the hedged items (certain floating rate commercial loans) affected earnings (approximately 2 years).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2013	2012	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$2,514.7	$1,274.6	$32.8	$73.8	$47.3	$0.6
Institutional counterparties	N/A	2,514.7	1,274.6	59.0	1.2	27.9	66.2
Foreign exchange contracts	N/A	10.3	6.3	—	—	0.1	0.1
Risk participation agreements (2)	N/A	62.4	5.3	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	31.3	185.8	0.1	3.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	39.7	216.4	—	—	0.2	3.5

Total				91.9	78.1	75.5	70.4

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.5	3.4

Total				—	—	1.5	3.4

Total derivatives				$91.9	$78.1	$77.0	$73.8

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2013	2012	2011	2013	2012	2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(54.2)	$36.1	$64.6	$—	$—	$—
Institutional counterparties	N/A	64.7	(32.8)	(62.6)	—	—	—
Foreign exchange contracts	N/A	0.1	(0.3)	0.4	—	—	—
Risk participation agreements	N/A	0.2	—	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(2.9)	2.1	0.4	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	3.5	(2.1)	(0.9)	—	—	—

Total		11.4	3.0	1.9	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.3)	(1.0)	—	0.7	(4.0)	(0.4)
Interest rate locks	Cash flow	0.1	—	—	—	0.9	—
Interest rate floors (2)	Cash flow	—	—	0.7	—	—	—
Interest rate swaps	Fair value	—	—	(0.2)	—	—	—

Total		(1.2)	(1.0)	0.5	0.7	(3.1)	(0.4)

Total derivatives		$10.2	$2.0	$2.4	$0.7	$(3.1)	$(0.4)

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Reflects income relating to interest rate floors terminated during 2009.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 21 – Balance Sheet Offsetting

The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. The net amounts of the derivative assets of liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 20. The Company’s derivative contracts with commercial customers and retail repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

As of December 31, 2013 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$59.0	$—	$59.0

Total	$59.0	$—	$59.0

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$29.4	$—	$29.4
Foreign exchange contracts	0.1	—	0.1

Total	$29.5	$—	$29.5

		Gross Amounts Not Offset
As of December 31, 2013 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$7.6	$(7.6)	$—	$—
Counterparty B	8.4	(8.2)	—	0.2
Counterparty C	13.3	(2.4)	(10.0)	0.9
Counterparty D	14.1	—	(14.1)	—
Counterparty E	9.5	(1.8)	—	7.7
Other counterparties	6.1	(2.8)	(1.9)	1.4

Total	$59.0	$(22.8)	$(26.0)	$10.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.4	$(7.6)	$(3.8)	$—
Counterparty B	8.2	(8.2)	—	—
Counterparty C	2.4	(2.4)	—	—
Counterparty D	—	—	—	—
Counterparty E	1.8	(1.8)	—	—
Other counterparties	5.6	(2.8)	(2.8)	—
Foreign exchange contracts	0.1	—	—	0.1

Total	$29.5	$(22.8)	$(6.6)	$0.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$1.2	$—	$1.2

Total	$1.2	$—	$1.2

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$69.6	$—	$69.6
Foreign exchange contracts	0.1	—	0.1

Total	$69.7	$—	$69.7

		Gross Amounts Not Offset
As of December 31, 2012 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.1	$(0.1)	$—	$—
Counterparty B	0.2	(0.2)	—	—
Counterparty C	0.7	(0.7)	—	—
Counterparty D	—	—	—	—
Other counterparties	0.2	(0.2)	—	—

Total	$1.2	$(1.2)	$—	$—

Financial liabilities:
Interest rate swaps:
Counterparty A	$24.2	$(0.1)	$(24.1)	$—
Counterparty B	21.7	(0.2)	(21.5)	—
Counterparty C	9.3	(0.7)	(8.6)	—
Counterparty D	7.0	—	(7.0)	—
Other counterparties	7.4	(0.2)	(6.4)	0.8
Foreign exchange contracts	0.1	—	—	0.1

Total	$69.7	$(1.2)	$(67.6)	$0.9

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

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Beginning in the third quarter of 2011, the Company modified its FTP methodology relating to certain deposit products, which resulted in the allocation of a larger credit to net interest income within Commercial Banking and Retail and Business Banking, with the offset allocated to Treasury. Segment results for 2011 reflect the modified FTP methodology for the third and fourth quarters of 2011 and the previous FTP methodology for the first and second quarters of 2011.

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

People’s United Financial allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: one-time charges and merger-related expenses totaling $12.7 million, $12.7 million and $56.8 million for the years ended December 31, 2013, 2012 and 2011, respectively (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United Financial’s reportable segments:

Year ended December 31, 2013 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$484.2	$459.6	$943.8	$(46.5)	$(8.7)	$888.6
Provision for loan losses	46.9	15.4	62.3	—	(18.6)	43.7
Total non-interest income	131.8	181.6	313.4	18.0	1.8	333.2
Total non-interest expense	243.3	554.8	798.1	(1.2)	42.1	839.0

Income (loss) before income tax expense (benefit)	325.8	71.0	396.8	(27.3)	(30.4)	339.1
Income tax expense (benefit)	102.4	22.5	124.9	(8.7)	(9.5)	106.7

Net income (loss)	$223.4	$48.5	$271.9	$(18.6)	$(20.9)	$232.4

Average total assets	$16,791.0	$8,509.6	$25,300.6	$5,099.5	$608.8	$31,008.9

Year ended December 31, 2012 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$469.5	$504.0	$973.5	$(66.0)	$21.2	$928.7
Provision for loan losses	42.8	14.0	56.8	—	(7.6)	49.2
Total non-interest income	120.5	179.5	300.0	10.6	3.2	313.8
Total non-interest expense	236.3	548.3	784.6	(3.3)	49.3	830.6

Income (loss) before income tax expense (benefit)	310.9	121.2	432.1	(52.1)	(17.3)	362.7
Income tax expense (benefit)	100.6	39.4	140.0	(17.0)	(5.6)	117.4

Net income (loss)	$210.3	$81.8	$292.1	$(35.1)	$(11.7)	$245.3

Average total assets	$15,058.6	$8,298.1	$23,356.7	$4,121.4	$634.8	$28,112.9

Year ended December 31, 2011 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$442.4	$469.7	$912.1	$(21.1)	$22.4	$913.4
Provision for loan losses	38.3	10.9	49.2	—	14.5	63.7
Total non-interest income	113.2	184.4	297.6	14.0	(4.0)	307.6
Total non-interest expense	245.5	558.1	803.6	(1.3)	69.6	871.9

Income (loss) before income tax expense (benefit)	271.8	85.1	356.9	(5.8)	(65.7)	285.4
Income tax expense (benefit)	89.7	27.8	117.5	(1.6)	(22.9)	93.0

Net income (loss)	$182.1	$57.3	$239.4	$(4.2)	$(42.8)	$192.4

Average total assets	$13,713.4	$7,245.3	$20,958.7	$3,870.3	$1,199.2	$26,028.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 23 – Parent Company Financial Information

The condensed financial information of People’s United Financial (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2013	2012
Assets:
Cash at bank subsidiary	$20.2	$4.1
Short-term investments	1.7	3.3

Total cash and cash equivalents	21.9	7.4

Securities available for sale, at fair value	2.7	3.1
Advances to bank subsidiary	353.0	838.0
Investments in subsidiaries:
Bank subsidiary	4,597.5	4,626.4
Non-bank subsidiaries	1.5	2.3
Goodwill	197.1	197.1
Other assets	27.6	19.3

Total assets	$5,201.3	$5,693.6

Liabilities and Stockholders’ Equity:
Notes and debentures	$619.7	$638.7
Other liabilities	13.2	16.1
Stockholders’ equity	4,568.4	5,038.8

Total liabilities and stockholders’ equity	$5,201.3	$5,693.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2013	2012	2011
Revenues:
Interest income:
Advances to bank subsidiary	$4.1	$0.9	$1.0
Securities	0.3	0.4	6.5
Securities purchased under agreements to resell	—	—	0.1

Total interest income	4.4	1.3	7.6
Dividend from bank subsidiary	232.0	315.0	160.0
Security gain (1)	—	—	6.1
Other non-interest income	2.0	0.2	0.3

Total revenues	238.4	316.5	174.0

Expenses:
Interest on notes and debentures	23.0	7.2	10.8
Non-interest expense	6.8	10.7	8.9

Total expenses	29.8	17.9	19.7

Income before income tax benefit and subsidiary undistributed income (distributions in excess of income)	208.6	298.6	154.3
Income tax benefit	(7.4)	(5.0)	(4.1)

Income before subsidiary undistributed income (distributions in excess of income)	216.0	303.6	158.4
Subsidiary undistributed income (distributions in excess of income)	16.4	(58.3)	34.0

Net income	$232.4	$245.3	$192.4

(1)	In 2011, People’s United Financial transferred a corporate debt security to People’s United Bank. Such transfer was recorded at fair value and resulted in People’s United Financial recording a $6.1 million security gain, which has been eliminated in consolidation.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2013	2012	2011
Net income	$232.4	$245.3	$192.4

Other comprehensive (loss) income, net of tax:
Net unrealized gains and losses on securities available for sale	(0.2)	0.6	(0.6)
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	1.2	(1.3)	(0.3)
Other comprehensive (loss) income of bank subsidiary	(59.2)	(0.4)	4.1

Total other comprehensive (loss) income, net of tax	(58.2)	(1.1)	3.2

Total comprehensive income	$174.2	$244.2	$195.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$232.4	$245.3	$192.4
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiary (undistributed income) distributions in excess of income	(16.4)	58.3	(34.0)
Security gain	—	—	(6.1)
Net change in other assets and other liabilities	(2.4)	2.2	21.5

Net cash provided by operating activities	213.6	305.8	173.8

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	—	520.0
Proceeds from principal repayments of securities available for sale	—	50.0	608.9
Proceeds from the transfer of security held to maturity	—	—	61.1
Purchases of securities available for sale	—	—	(225.3)
Decrease (increase) in advances to bank subsidiary	485.0	(408.0)	(430.0)
Net cash paid in acquisitions	—	—	(214.5)

Net cash provided by (used in) by investing activities	485.0	(358.0)	320.2

Cash Flows from Financing Activities:
Net proceeds from issuance of senior notes	—	494.3	—
Repayments of notes and debentures	(20.6)	—	(37.7)
Cash dividends paid on common stock	(204.8)	(217.9)	(220.9)
Common stock repurchases	(461.1)	(222.3)	(249.8)
Proceeds from stock options exercised, including excess income tax benefits	2.4	0.3	1.4

Net cash (used in) provided by financing activities	(684.1)	54.4	(507.0)

Net increase (decrease) in cash and cash equivalents	14.5	2.2	(13.0)
Cash and cash equivalents at beginning of year	7.4	5.2	18.2

Cash and cash equivalents at end of year	$21.9	$7.4	$5.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United Financial’s quarterly financial data for 2013 and 2012:

	2013				2012
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$248.7	$250.1	$252.2	$253.4	$260.2	$262.4	$260.3	$252.0
Interest expense	29.4	29.2	28.7	28.5	27.0	26.8	25.5	26.9

Net interest income	219.3	220.9	223.5	224.9	233.2	235.6	234.8	225.1
Provision for loan losses	12.4	9.2	12.1	10.0	11.5	10.6	15.1	12.0

Net interest income after provision for loan losses	206.9	211.7	211.4	214.9	221.7	225.0	219.7	213.1
Non-interest income	82.9	86.1	84.0	80.2	72.4	75.7	81.4	84.3
Non-interest expense	212.0	205.8	212.5	208.7	208.6	205.7	208.9	207.4

Income before income tax expense	77.8	92.0	82.9	86.4	85.5	95.0	92.2	90.0
Income tax expense	25.3	29.9	24.4	27.1	28.2	30.4	30.0	28.8

Net income	$52.5	$62.1	$58.5	$59.3	$57.3	$64.6	$62.2	$61.2

Basic EPS (1)	$0.16	$0.20	$0.19	$0.20	$0.17	$0.19	$0.18	$0.18
Diluted EPS (1)	0.16	0.20	0.19	0.20	0.17	0.19	0.18	0.18

Average common shares outstanding:
Basic	325.16	313.46	307.50	302.14	344.90	340.62	336.43	331.34
Diluted	325.21	313.52	307.56	302.17	344.97	340.67	336.48	331.39

Common stock price:
High	$13.61	$15.00	$15.67	$15.20	$13.79	$13.50	$12.55	$12.50
Low	12.22	12.62	14.07	14.11	12.20	11.25	11.20	11.36

Dividends paid	52.8	51.9	50.3	49.8	54.9	55.1	54.3	53.6

Dividends per share	0.16	0.1625	0.1625	0.1625	0.1575	0.16	0.16	0.16

Dividend payout ratio	100.6%	83.6%	86.0%	84.1%	95.9%	85.4%	87.3%	87.4%

(1)	The sum of quarterly earnings per share amounts for 2013 does not equal the full-year amount due to rounding and/or changes in average share count for the respective periods.

INDEX TO EXHIBITS

Designation	Description
12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People's United Financial, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.