Form 10-Q
period 2014-03-31
People's United Financial, Inc.
filed 2014-05-12
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 310,160,679 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

	March 31,	December 31,
(in millions)	2014	2013
Assets
Cash and due from banks	$427.7	$350.8
Short-term investments (note 2)	72.7	123.6

Total cash and cash equivalents	500.4	474.4

Securities (note 2):
Trading account securities, at fair value	8.3	8.3
Securities available for sale, at fair value	3,848.1	4,208.2
Securities held to maturity, at amortized cost (fair value of $678.9 million and $642.5 million)	658.1	640.5
Federal Home Loan Bank stock, at cost	175.7	175.7

Total securities	4,690.2	5,032.7

Loans held for sale	17.4	23.3

Loans (note 3):
Commercial real estate	9,003.7	8,921.6
Commercial	8,971.6	8,895.2
Residential mortgage	4,505.4	4,416.6
Consumer	2,148.5	2,156.9

Total loans	24,629.2	24,390.3
Less allowance for loan losses	(190.3)	(187.8)

Total loans, net	24,438.9	24,202.5

Goodwill (note 6)	1,954.5	1,954.5
Other acquisition-related intangible assets (note 6)	166.6	172.8
Premises and equipment	292.5	304.1
Bank-owned life insurance	340.3	339.4
Other assets (notes 1, 3 and 11)	711.6	710.0

Total assets	$33,112.4	$33,213.7

Liabilities
Deposits:
Non-interest-bearing	$5,372.8	$5,312.2
Savings, interest-bearing checking and money market	13,858.1	12,862.2
Time	4,434.6	4,382.9

Total deposits	23,665.5	22,557.3

Borrowings:
Federal Home Loan Bank advances	2,619.0	3,719.8
Federal funds purchased	775.0	825.0
Retail repurchase agreements	486.6	501.2
Other borrowings	6.8	11.0

Total borrowings	3,887.4	5,057.0

Notes and debentures	639.3	639.1
Other liabilities (note 11)	324.4	391.9

Total liabilities	28,516.6	28,645.3

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 396.5 million shares issued at both periods)	3.9	3.9
Additional paid-in capital	5,276.4	5,277.0
Retained earnings	778.2	779.0
Accumulated other comprehensive loss (note 4)	(137.5)	(155.1)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.9 million shares and 8.0 million shares) (note 7)	(164.4)	(166.2)
Treasury stock, at cost (89.0 million shares and 89.5 million shares) (note 4)	(1,160.8)	(1,170.2)

Total stockholders’ equity	4,595.8	4,568.4

Total liabilities and stockholders’ equity	$33,112.4	$33,213.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2014	2013
Interest and dividend income:
Commercial real estate	$88.7	$85.5
Commercial	85.3	86.7
Residential mortgage	37.8	34.5
Consumer	18.3	18.8

Total interest on loans	230.1	225.5
Securities	25.1	22.7
Loans held for sale	0.1	0.4
Short-term investments	0.1	0.1

Total interest and dividend income	255.4	248.7

Interest expense:
Deposits	19.3	20.8
Borrowings	3.1	2.3
Notes and debentures	5.9	6.3

Total interest expense	28.3	29.4

Net interest income	227.1	219.3
Provision for loan losses (note 3)	9.5	12.4

Net interest income after provision for loan losses	217.6	206.9

Non-interest income:
Bank service charges	30.5	30.1
Operating lease income	11.3	8.3
Investment management fees	9.8	9.0
Insurance revenue	7.7	8.3
Brokerage commissions	3.2	3.3
Net gains on sales of residential mortgage loans	0.8	5.7
Other non-interest income	16.6	20.2

Total non-interest income (note 1)	79.9	84.9

Non-interest expense:
Compensation and benefits	110.4	108.2
Occupancy and equipment	38.0	37.9
Professional and outside service fees	15.3	13.9
Operating lease expense	11.1	7.5
Amortization of other acquisition-related intangible assets (note 6)	6.2	6.5
Other non-interest expense	35.7	38.0

Total non-interest expense	216.7	212.0

Income before income tax expense (note 1)	80.8	79.8
Income tax expense (note 1)	27.7	27.3

Net income	$53.1	$52.5

Earnings per common share (note 5):
Basic	$0.18	$0.16
Diluted	0.18	0.16

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net income	$53.1	$52.5

Other comprehensive income (loss), net of tax:
Net actuarial loss, prior service credit and transition obligation related to pension and other postretirement benefit plans	0.6	1.3
Net unrealized gains and losses on securities available for sale	16.5	(13.1)
Amortization of unrealized losses on securities transferred to held to maturity	0.4	—
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.1	0.2

Total other comprehensive income (loss), net of tax (note 4)	17.6	(11.6)

Total comprehensive income	$70.7	$40.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

				Accumulated	Unallocated
		Additional		Other	ESOP		Total
Three months ended March 31, 2014	Common	Paid-In	Retained	Comprehensive	Common	Treasury	Stockholders’
(in millions, except per share data)	Stock	Capital	Earnings	Loss	Stock	Stock	Equity
Balance at December 31, 2013	$3.9	$5,277.0	$779.0	$(155.1)	$(166.2)	$(1,170.2)	$4,568.4
Net income	—	—	53.1	—	—	—	53.1
Total other comprehensive income, net of tax (note 4)	—	—	—	17.6	—	—	17.6
Cash dividends on common stock ($0.1625 per share)	—	—	(48.6)	—	—	—	(48.6)
Restricted stock awards	—	(4.5)	(2.2)	—	—	9.4	2.7
ESOP common stock committed to be released (note 7)	—	—	(0.5)	—	1.8	—	1.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.6)	—	—	—	(2.6)
Stock options and related tax benefits	—	3.9	—	—	—	—	3.9

Balance at March 31, 2014	$3.9	$5,276.4	$778.2	$(137.5)	$(164.4)	$(1,160.8)	$4,595.8

				Accumulated	Unallocated
		Additional		Other	ESOP		Total
Three months ended March 31, 2013	Common	Paid-In	Retained	Comprehensive	Common	Treasury	Stockholders’
(in millions, except per share data)	Stock	Capital	Earnings	Loss	Stock	Stock	Equity
Balance at December 31, 2012	$3.9	$5,261.3	$756.2	$(96.9)	$(173.5)	$(712.2)	$5,038.8
Net income	—	—	52.5	—	—	—	52.5
Total other comprehensive loss, net of tax (note 4)	—	—	—	(11.6)	—	—	(11.6)
Cash dividends on common stock ($0.16 per share)	—	—	(52.8)	—	—	—	(52.8)
Restricted stock awards	—	2.6	—	—	—	—	2.6
ESOP common stock committed to be released (note 7)	—	—	(0.7)	—	1.8	—	1.1
Common stock repurchased (note 4)	—	—	—	—	—	(144.2)	(144.2)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.6)	—	—	—	(1.6)
Stock options and related tax benefits	—	1.3	—	—	—	—	1.3

Balance at March 31, 2013	$3.9	$5,265.2	$753.6	$(108.5)	$(171.7)	$(856.4)	$4,886.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net income	$53.1	$52.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9.5	12.4
Depreciation and amortization of premises and equipment	10.0	10.1
Expense related to operating leases	11.1	7.5
Amortization of other acquisition-related intangible assets	6.2	6.5
Net security gains	(0.1)	—
Net gains on sales of residential mortgage loans	(0.8)	(5.7)
ESOP common stock committed to be released	1.3	1.1
Expense related to share-based awards	4.0	3.9
Originations of loans held-for-sale	(51.0)	(223.4)
Proceeds from sales of loans held-for-sale	57.7	255.4
Net decrease in trading account securities	—	0.1
Net changes in other assets and liabilities	(6.9)	(45.8)

Net cash provided by operating activities	94.1	74.6

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	161.5	278.4
Proceeds from sales of securities available for sale	180.8	—
Proceeds from principal repayments and maturities of securities held to maturity	2.1	0.1
Proceeds from redemption of FHLB stock	—	0.9
Purchases of securities available for sale	(38.6)	(358.2)
Purchases of securities held to maturity	(12.9)	—
Purchases of FHLB stock	—	(10.2)
Proceeds from sales of loans	0.4	—
Loan disbursements, net of principal collections	(252.1)	(435.6)
Purchases of premises and equipment	(2.8)	(6.7)
Purchases of leased equipment	—	(9.3)
Proceeds from sales of real estate owned	2.6	5.1
Return of premiums on bank-owned life insurance, net	0.3	0.9

Net cash provided by (used in) investing activities	41.3	(534.6)

Cash Flows from Financing Activities:
Net increase in deposits	1,108.2	41.1
Net (decrease) increase in borrowings with terms of three months or less	(1,168.9)	463.8
Repayments of borrowings with terms of more than three months	(0.1)	(0.1)
Cash dividends paid on common stock	(48.6)	(52.8)
Common stock repurchases	(2.6)	(145.8)
Proceeds from stock options exercised, including excess income tax benefits	2.6	0.1

Net cash (used in) provided by financing activities	(109.4)	306.3

Net increase (decrease) in cash and cash equivalents	26.0	(153.7)
Cash and cash equivalents at beginning of period	474.4	601.4

Cash and cash equivalents at end of period	$500.4	$447.7

Supplemental Information:
Interest payments	$23.9	$26.2
Income tax payments	4.3	5.1
Real estate properties acquired by foreclosure	9.8	3.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial, Inc. (“People’s United Financial” or the “Company”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation (see below).

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by this Quarterly Report for the period ended March 31, 2014, provides disclosure of People’s United Financial’s significant accounting policies. Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the fair value of securities. These significant accounting policies and critical estimates are reviewed with the Audit Committee of the Board of Directors.

The judgments used by management in applying these critical accounting policies may be affected by economic conditions, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

As discussed in Note 13, in the first quarter of 2014, the Company early adopted, with retrospective application, amended standards with respect to the accounting for investments in qualified affordable housing projects. People’s United Financial holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling People’s United Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at
March 31, 2014 totaled $64.2 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $8.8 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense totaled $2.3 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. In accordance with the aforementioned amended standards, amortization of the Company’s cost of such investments previously included in pre-tax income is now included as a component of income tax expense for all periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2014 (in millions)	Cost	Gains	Losses	Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$47.5	$0.4	$—	$47.9
GSE (1) residential mortgage-backed securities and CMOs (2)	3,787.0	30.6	(80.6)	3,737.0
Corporate	58.4	1.9	—	60.3
Other	2.6	0.1	—	2.7

Total debt securities	3,895.5	33.0	(80.6)	3,847.9
Equity securities	0.2	—	—	0.2

Total securities available for sale	$3,895.7	$33.0	$(80.6)	$3,848.1

Securities held to maturity:
Debt securities:
State and municipal	$602.1	$19.5	$—	$621.6
Corporate	55.0	1.3	—	56.3
Other	1.0	—	—	1.0

Total securities held to maturity	$658.1	$20.8	$—	$678.9

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2013 (in millions)	Cost	Gains	Losses	Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$48.6	$0.3	$—	$48.9
GSE residential mortgage-backed securities and CMOs	4,172.2	30.6	(106.4)	4,096.4
Corporate	58.3	1.9	—	60.2
Other	2.6	—	(0.1)	2.5

Total debt securities	4,281.7	32.8	(106.5)	4,208.0
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,281.9	$32.8	$(106.5)	$4,208.2

Securities held to maturity:
Debt securities:
State and municipal	$584.5	$—	$—	$584.5
Corporate	55.0	2.0	—	57.0
Other	1.0	—	—	1.0

Total securities held to maturity	$640.5	$2.0	$—	$642.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2014, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(in millions)	Cost	Value	Cost	Value
U.S. Treasury and agency:
Within 1 year	$22.1	$22.1	$—	$—
After 1 but within 5 years	20.2	20.3	—	—
After 5 but within 10 years	5.2	5.5	—	—

Total	47.5	47.9	—	—

GSE residential mortgage-backed securities and CMOs:
After 1 but within 5 years	52.6	53.1	—	—
After 5 but within 10 years	668.5	666.4	—	—
After 10 years	3,065.9	3,017.5	—	—

Total	3,787.0	3,737.0	—	—

State and municipal:
Within 1 year	—	—	3.0	3.1
After 1 but within 5 years	—	—	18.5	18.5
After 5 but within 10 years	—	—	220.5	225.3
After 10 years	—	—	360.1	374.7

Total	—	—	602.1	621.6

Corporate:
After 1 but within 5 years	58.4	60.3	—	—
After 5 but within 10 years	—	—	55.0	56.3

Total	58.4	60.3	55.0	56.3

Other:
Within 1 year	—	—	1.0	1.0
After 10 years	2.6	2.7	—	—

Total	2.6	2.7	1.0	1.0

Total:
Within 1 year	22.1	22.1	4.0	4.1
After 1 but within 5 years	131.2	133.7	18.5	18.5
After 5 but within 10 years	673.7	671.9	275.5	281.6
After 10 years	3,068.5	3,020.2	360.1	374.7

Total	$3,895.5	$3,847.9	$658.1	$678.9

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2014 (in millions)	Value	Losses	Value	Losses	Value	Losses
GSE residential mortgage-backed securities and CMOs	$1,935.1	$(41.3)	$833.3	$(39.3)	$2,768.4	$(80.6)

Total	$1,935.1	$(41.3)	$833.3	$(39.3)	$2,768.4	$(80.6)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013 (in millions)	Value	Losses	Value	Losses	Value	Losses
GSE residential mortgage-backed securities and CMOs	$2,866.2	$(97.6)	$152.0	$(8.8)	$3,018.2	$(106.4)
U.S. Treasury and agency	18.1	—	—	—	18.1	—
Other	2.5	(0.1)	—	—	2.5	(0.1)

Total	$2,886.8	$(97.7)	$152.0	$(8.8)	$3,038.8	$(106.5)

At March 31, 2014, 61 securities classified as available for sale, or approximately 6% of the 991 securities owned by the Company, had gross unrealized losses totaling $80.6 million. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The cause of the unrealized losses with respect to these securities is directly related to changes in interest rates.

Management believes that all gross unrealized losses within the securities portfolio at March 31, 2014 and December 31, 2013 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. Further, management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities.
No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

People’s United Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at both March 31, 2014 and December 31, 2013) in an amount equal to its membership base investment plus an activity based investment determined according to People’s United Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both March 31, 2014 and December 31, 2013). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2014 and the cost of the investment approximates fair value.

Interest-bearing deposits at the Federal Reserve Bank of New York totaling $43.6 million at March 31, 2014 and $102.5 million at December 31, 2013 are included in short-term investments. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both March 31, 2014 and December 31, 2013.

Securities available for sale with a fair value of $1.31 billion at both March 31, 2014 and December 31, 2013 were pledged as collateral for public deposits and for other purposes.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the three months ended March 31, 2014.

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	March 31, 2014			December 31, 2013
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$8,361.5	$642.2	$9,003.7	$8,286.5	$635.1	$8,921.6

Commercial and industrial	5,987.7	388.1	6,375.8	5,818.5	483.6	6,302.1
Equipment financing	2,537.0	58.8	2,595.8	2,524.1	69.0	2,593.1

Total commercial	8,524.7	446.9	8,971.6	8,342.6	552.6	8,895.2

Total Commercial Banking	16,886.2	1,089.1	17,975.3	16,629.1	1,187.7	17,816.8

Retail:
Residential mortgage:
Adjustable-rate	3,823.8	155.1	3,978.9	3,734.7	160.6	3,895.3
Fixed-rate	418.8	107.7	526.5	407.4	113.9	521.3

Total residential mortgage	4,242.6	262.8	4,505.4	4,142.1	274.5	4,416.6

Consumer:
Home equity	2,026.8	57.4	2,084.2	2,023.5	61.1	2,084.6
Other consumer	62.9	1.4	64.3	70.5	1.8	72.3

Total consumer	2,089.7	58.8	2,148.5	2,094.0	62.9	2,156.9

Total Retail	6,332.3	321.6	6,653.9	6,236.1	337.4	6,573.5

Total loans	$23,218.5	$1,410.7	$24,629.2	$22,865.2	$1,525.1	$24,390.3

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $48.7 million at March 31, 2014 and $47.9 million at December 31, 2013.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial Banking			Retail
March 31, 2014 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$158.5	$9.9	$168.4	$19.0	$0.4	$19.4	$187.8

Charge-offs	(3.1)	(1.4)	(4.5)	(3.3)	(0.1)	(3.4)	(7.9)
Recoveries	0.5	—	0.5	0.4	—	0.4	0.9

Net loan charge-offs	(2.6)	(1.4)	(4.0)	(2.9)	(0.1)	(3.0)	(7.0)
Provision for loan losses	4.1	1.4	5.5	3.9	0.1	4.0	9.5

Balance at end of period	$160.0	$9.9	$169.9	$20.0	$0.4	$20.4	$190.3

Three months ended	Commercial Banking			Retail
March 31, 2013 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$157.5	$10.5	$168.0	$20.0	$—	$20.0	$188.0

Charge-offs	(7.4)	(3.0)	(10.4)	(3.8)	(0.3)	(4.1)	(14.5)
Recoveries	1.0	—	1.0	0.4	—	0.4	1.4

Net loan charge-offs	(6.4)	(3.0)	(9.4)	(3.4)	(0.3)	(3.7)	(13.1)
Provision for loan losses	8.4	2.3	10.7	1.4	0.3	1.7	12.4

Balance at end of period	$159.5	$9.8	$169.3	$18.0	$—	$18.0	$187.3

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of March 31, 2014	Originated Loans Individually Evaluated		Originated Loans Collectively Evaluated		Acquired Loans (Discounts Related to
	for Impairment		for Impairment		Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$133.3	$13.7	$16,752.9	$146.3	$1,089.1	$9.9	$17,975.3	$169.9
Retail	89.6	—	6,242.7	20.0	321.6	0.4	6,653.9	20.4

Total	$222.9	$13.7	$22,995.6	$166.3	$1,410.7	$10.3	$24,629.2	$190.3

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)
As of December 31, 2013
							Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$145.4	$12.2	$16,483.7	$146.3	$1,187.7	$9.9	$17,816.8	$168.4
Retail	79.4	—	6,156.7	19.0	337.4	0.4	6,573.5	19.4

Total	$224.8	$12.2	$22,640.4	$165.3	$1,525.1	$10.3	$24,390.3	$187.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

	March 31,	December 31,
(in millions)	2014	2013
Commercial Banking:
Commercial real estate	$60.1	$70.8
Commercial and industrial	41.7	43.8
Equipment financing	22.0	23.2

Total (1)	123.8	137.8

Retail:
Residential mortgage	51.3	58.9
Home equity	19.0	19.8
Other consumer	0.2	0.1

Total (2)	70.5	78.8

Total	$194.3	$216.6

(1)	Reported net of government guarantees totaling $19.2 million and $19.4 million at March 31, 2014 and
December 31, 2013, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2014, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 99%) and commercial real estate loans (approximately 1%).
(2)	Includes $25.4 million and $28.7 million of loans in the process of foreclosure at March 31, 2014 and December 31, 2013, respectively.

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $142 million and $4 million, respectively, at March 31, 2014 and $138 million and $4 million, respectively, at December 31, 2013. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $157.8 million and $151.5 million at March 31, 2014 and December 31, 2013, respectively. The related allowance for loan losses at March 31, 2014 and December 31, 2013 was $6.4 million and $3.3 million, respectively. Interest income recognized on TDRs totaled $0.9 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2014 and 2013. Originated loans that were modified and classified as TDRs during the three months ended March 31, 2014 and 2013 principally involve reduced payment and/or payment deferral, extension of term (generally no more than twenty four months) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2014 and 2013. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial Banking:
Commercial real estate (1)	6	$5.0	$5.0
Commercial and industrial (2)	7	3.4	3.4
Equipment financing (3)	5	2.9	2.9

Total	18	11.3	11.3

Retail:
Residential mortgage (4)	48	16.8	16.8
Home equity (5)	40	3.8	3.8
Other consumer	—	—	—

Total	88	20.6	20.6

Total	106	$31.9	$31.9

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $4.1 million); or a combination of concessions (2 contracts; recorded investment of $0.9 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.7 million); or a combination of concessions (3 contracts; recorded investment of $1.7 million).
(3)	Represents the following concessions: combination of concessions (5 contracts; recorded investment of $2.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $3.1 million); extension of term (1 contract; recorded investment of $0.5 million); reduced payment and/or payment deferral (12 contracts; recorded investment of $4.3 million); or a combination of concessions (26 contracts; recorded investment of $8.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (17 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.1 million); temporary rate reduction (1 contract; recorded investment of $0.1 million); or a combination of concessions (19 contracts; recorded investment of $1.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial Banking:
Commercial real estate (1)	3	$3.9	$3.9
Commercial and industrial (2)	3	1.6	1.6
Equipment financing (3)	3	2.5	2.5

Total	9	8.0	8.0

Retail:
Residential mortgage (4)	56	17.5	17.5
Home equity (5)	32	2.4	2.4
Other consumer	—	—	—

Total	88	19.9	19.9

Total	97	$27.9	$27.9

(1)	Represents the following concessions: a combination of concessions (3 contracts; recorded investment of $3.9 million).
(2)	Represents the following concessions: payment deferral (1 contract; recorded investment of $1.2 million); or a combination of concessions (2 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: a combination of concessions (3 contracts; recorded investment of $2.5 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (23 contracts; recorded investment of $4.8 million); payment deferral (3 contracts; recorded investment of $0.5 million); temporary rate reduction (1 contract; recorded investment of $2.6 million); or a combination of concessions (29 contracts; recorded investment of $9.6 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (21 contracts; recorded investment of $1.4 million); payment deferral (2 contracts; recorded investment of $0.3 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (8 contracts; recorded investment of $0.2 million).

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2014 and 2013. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2014 or 2013.

	Three Months Ended March 31,
	2014		2013
		Recorded		Recorded
	Number	Investment as of	Number	Investment as of
(dollars in millions)	of Contracts	Period End	of Contracts	Period End
Commercial Banking:
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	1.5	4	0.5
Equipment financing	9	1.4	2	0.8

Total	10	2.9	6	1.3

Retail:
Residential mortgage	24	10.9	18	4.6
Home equity	8	0.9	3	0.2
Other consumer	—	—	—	—

Total	32	11.8	21	4.8

Total	42	$14.7	27	$6.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of March 31, 2014			As of December 31, 2013
			Related			Related
	Unpaid		Allowance	Unpaid		Allowance
	Principal	Recorded	for Loan	Principal	Recorded	for Loan
(in millions)	Balance	Investment	Losses	Balance	Investment	Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$35.9	$33.5	$—	$40.2	$37.5	$—
Commercial and industrial	20.1	19.8	—	23.5	22.9	—
Equipment financing	27.9	19.1	—	28.2	18.3	—
Retail:
Residential mortgage	78.2	72.5	—	69.2	64.6	—
Home equity	19.6	17.1	—	17.2	14.8	—
Other consumer	—	—	—	—	—	—

Total	$181.7	$162.0	$—	$178.3	$158.1	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$50.5	$33.8	$6.9	$53.7	$37.8	$6.8
Commercial and industrial	19.8	17.8	5.9	17.7	16.0	4.5
Equipment financing	10.2	9.3	0.9	14.5	12.9	0.9
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$80.5	$60.9	$13.7	$85.9	$66.7	$12.2

Total impaired loans:
Commercial Banking:
Commercial real estate	$86.4	$67.3	$6.9	$93.9	$75.3	$6.8
Commercial and industrial	39.9	37.6	5.9	41.2	38.9	4.5
Equipment financing	38.1	28.4	0.9	42.7	31.2	0.9

Total	164.4	133.3	13.7	177.8	145.4	12.2

Retail:
Residential mortgage	78.2	72.5	—	69.2	64.6	—
Home equity	19.6	17.1	—	17.2	14.8	—
Other consumer	—	—	—	—	—	—

Total	97.8	89.6	—	86.4	79.4	—

Total	$262.2	$222.9	$13.7	$264.2	$224.8	$12.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in millions)	Investment	Recognized	Investment	Recognized
Commercial Banking:
Commercial real estate	$74.1	$0.2	$96.4	$0.4
Commercial and industrial	37.0	0.2	78.4	0.8
Equipment financing	28.3	0.3	34.9	0.3

Total	139.4	0.7	209.7	1.5

Retail:
Residential mortgage	69.3	0.3	45.7	0.3
Home equity	16.4	0.1	12.7	—
Other consumer	—	—	—	—

Total	85.7	0.4	58.4	0.3

Total	$225.1	$1.1	$268.1	$1.8

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
		30-89	90 Days		Total
As of March 31, 2014 (in millions)	Current	Days	or More	Total	Originated
Commercial Banking:
Commercial real estate	$8,303.2	$11.4	$46.9	$58.3	$8,361.5
Commercial and industrial	5,927.7	17.2	42.8	60.0	5,987.7
Equipment financing	2,481.1	51.3	4.6	55.9	2,537.0

Total	16,712.0	79.9	94.3	174.2	16,886.2

Retail:
Residential mortgage	4,159.7	42.8	40.1	82.9	4,242.6
Home equity	2,006.2	10.3	10.3	20.6	2,026.8
Other consumer	61.5	1.2	0.2	1.4	62.9

Total	6,227.4	54.3	50.6	104.9	6,332.3

Total originated loans	$22,939.4	$134.2	$144.9	$279.1	$23,218.5

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $13.5 million, $17.8 million and $17.4 million, respectively, and $19.9 million of retail loans in foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Past Due
		30-89	90 Days		Total
As of December 31, 2013 (in millions)	Current	Days	or More	Total	Originated
Commercial Banking:
Commercial real estate	$8,222.5	$13.1	$50.9	$64.0	$8,286.5
Commercial and industrial	5,751.4	21.7	45.4	67.1	5,818.5
Equipment financing	2,477.6	38.9	7.6	46.5	2,524.1

Total	16,451.5	73.7	103.9	177.6	16,629.1

Retail:
Residential mortgage	4,039.4	55.1	47.6	102.7	4,142.1
Home equity	2,000.2	11.3	12.0	23.3	2,023.5
Other consumer	68.7	1.7	0.1	1.8	70.5

Total	6,108.3	68.1	59.7	127.8	6,236.1

Total originated loans	$22,559.8	$141.8	$163.6	$305.4	$22,865.2

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

The following is a summary, by class of loan, of credit quality indicators:

		Commercial
	Commercial	and	Equipment
As of March 31, 2014 (in millions)	Real Estate	Industrial	Financing	Total
Commercial Banking:
Originated loans:
Pass	$8,097.4	$5,640.6	$2,264.9	$16,002.9
Special mention	128.4	107.9	90.7	327.0
Substandard	135.6	237.5	181.4	554.5
Doubtful	0.1	1.7	—	1.8

Total originated loans	8,361.5	5,987.7	2,537.0	16,886.2

Acquired loans:
Pass	422.0	226.4	26.5	674.9
Special mention	39.0	26.4	1.7	67.1
Substandard	176.7	131.9	30.6	339.2
Doubtful	4.5	3.4	—	7.9

Total acquired loans	642.2	388.1	58.8	1,089.1

Total	$9,003.7	$6,375.8	$2,595.8	$17,975.3

	Residential	Home	Other
As of March 31, 2014 (in millions)	Mortgage	Equity	Consumer	Total
Retail:
Originated loans:
Low risk	$2,085.0	$827.4	$34.8	$2,947.2
Moderate risk	1,682.0	546.3	7.0	2,235.3
High risk	475.6	653.1	21.1	1,149.8

Total originated loans	4,242.6	2,026.8	62.9	6,332.3

Acquired loans:
Low risk	116.1	—	—	116.1
Moderate risk	66.0	—	—	66.0
High risk	80.7	57.4	1.4	139.5

Total acquired loans	262.8	57.4	1.4	321.6

Total	$4,505.4	$2,084.2	$64.3	$6,653.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Commercial
	Commercial	and	Equipment
As of December 31, 2013 (in millions)	Real Estate	Industrial	Financing	Total
Commercial Banking:
Originated loans:
Pass	$8,000.7	$5,519.2	$2,262.3	$15,782.2
Special mention	138.1	77.5	93.4	309.0
Substandard	147.6	220.1	168.4	536.1
Doubtful	0.1	1.7	—	1.8

Total originated loans	8,286.5	5,818.5	2,524.1	16,629.1

Acquired loans:
Pass	395.6	331.0	31.4	758.0
Special mention	46.8	19.3	4.0	70.1
Substandard	186.6	131.5	33.6	351.7
Doubtful	6.1	1.8	—	7.9

Total acquired loans	635.1	483.6	69.0	1,187.7

Total	$8,921.6	$6,302.1	$2,593.1	$17,816.8

	Residential	Home	Other
As of December 31, 2013 (in millions)	Mortgage	Equity	Consumer	Total
Retail:
Originated loans:
Low risk	$2,032.6	$842.5	$39.5	$2,914.6
Moderate risk	1,619.1	520.7	8.3	2,148.1
High risk	490.4	660.3	22.7	1,173.4

Total originated loans	4,142.1	2,023.5	70.5	6,236.1

Acquired loans:
Low risk	122.6	—	—	122.6
Moderate risk	71.2	—	—	71.2
High risk	80.7	61.1	1.8	143.6

Total acquired loans	274.5	61.1	1.8	337.4

Total	$4,416.6	$2,084.6	$72.3	$6,573.5

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At both March 31, 2014 and December 31, 2013, the allowance for loan losses on acquired loans was $10.3 million.

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2014, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.57 billion and $1.41 billion, respectively ($1.69 billion and $1.53 billion, respectively, at December 31, 2013). At March 31, 2014, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $129.6 million.

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended
	March 31,
(in millions)	2014	2013
Balance at beginning of period	$639.7	$890.2
Accretion	(23.3)	(37.1)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	5.8	—
Other changes in expected cash flows (2)	(97.8)	(106.1)

Balance at end of period	$524.4	$747.0

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $17.0 million and $16.5 million, respectively, at March 31, 2014, and $13.6 million and $13.1 million, respectively, at December 31, 2013. Repossessed assets totaled $3.7 million and $4.5 million at March 31, 2014 and December 31, 2013, respectively.

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

In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of up to 10% of the Company’s common stock stock outstanding, or 33.6 million shares. During the three months ended March 31, 2013, 11.1 million shares of People’s United Financial common stock were repurchased under this authorization at a total cost of $144.2 million. The Company completed the repurchase of shares authorized during the fourth quarter of 2013.

In conjunction with establishing the RRP in October 2007, a trustee purchased 7.0 million shares of People’s United Financial common stock in the open market with funds provided by People’s United Financial. At March 31, 2014, 2.4 million shares were available to be awarded in the form of restricted stock under the provisions of the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains or losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains or losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income for the three months ended March 31, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

			Net Unrealized	Net Unrealized	Total
	Pension	Net Unrealized	Gains (Losses)	Gains (Losses)	Accumulated
	and Other	Gains (Losses)	on Securities	on Derivatives	Other
	Postretirement	on Securities	Transferred to	Accounted for as	Comprehensive
(in millions)	Benefits	Available for Sale	Held to Maturity	Cash Flow Hedges	Loss
Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

Other comprehensive income (loss) before reclassifications	—	16.6	—	(0.1)	16.5
Amounts reclassified from AOCL (1)	0.6	(0.1)	0.4	0.2	1.1

Current period other comprehensive income (loss)	0.6	16.5	0.4	0.1	17.6

Balance at March 31, 2014	$(84.4)	$(30.0)	$(22.9)	$(0.2)	$(137.5)

			Net Unrealized	Net Unrealized	Total
	Pension	Net Unrealized	Gains (Losses)	Gains (Losses)	Accumulated
	and Other	Gains (Losses)	on Securities	on Derivatives	Other
	Postretirement	on Securities	Transferred to	Accounted for as	Comprehensive
(in millions)	Benefits	Available for Sale	Held to Maturity	Cash Flow Hedges	Loss
Balance at December 31, 2012	$(148.2)	$52.8	$—	$(1.5)	$(96.9)

Other comprehensive income (loss) before reclassifications	0.2	(13.1)	—	—	(12.9)
Amounts reclassified from AOCL (1)	1.1	—	—	0.2	1.3

Current period other comprehensive income (loss)	1.3	(13.1)	—	0.2	(11.6)

Balance at March 31, 2013	$(146.9)	$39.7	$—	$(1.3)	$(108.5)

(1)	See table below for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL		Affected Line Item
	Three Months Ended March 31,		in the Statement Where
(in millions)	2014	2013	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(1.3)	$(1.9)	(1)
Prior service credit	0.3	0.3	(1)

	(1.0)	(1.6)	Income before income tax expense
	0.4	0.5	Income tax benefit

	(0.6)	(1.1)	Net income

Reclassification adjustment for net realized gains on securities available for sale	0.1	—	Income before income tax expense (2)
	—	—	Income tax expense

	0.1	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.7)	—	Income before income tax expense (3)
	0.3	—	Income tax benefit

	(0.4)	—	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	(0.3)	Interest expense - notes and debentures
Interest rate locks (4)	—	—	Interest expense - notes and debentures

	(0.3)	(0.3)	Income before income tax expense
	0.1	0.1	Income tax benefit

	(0.2)	(0.2)	Net income

Total reclassifications for the period	$(1.1)	$(1.3)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended
	March 31,
(in millions, except per share data)	2014	2013
Net income	$53.1	$52.5
Dividends and undistributed earnings allocated to participating securities	(0.2)	(0.3)

Income attributable to common shareholders	$52.9	$52.2

Average common shares outstanding for basic EPS	297.7	325.1
Effect of dilutive equity-based awards	—	0.1

Average common and common-equivalent shares for diluted EPS	297.7	325.2

Basic EPS	$0.18	$0.16

Diluted EPS	$0.18	$0.16

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 18.0 million and 14.7 million for the three months ended March 31, 2014 and 2013, respectively, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $2.0 billion at both March 31, 2014 and December 31, 2013. At both March 31, 2014 and 2013, goodwill was allocated to People’s United Financial’s operating segments as follows: Commercial Banking ($1.22 billion); Retail and Business Banking ($681.9 million); and Wealth Management ($49.8 million).

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

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2014 and December 31, 2013, tax deductible goodwill totaled $14.1 million and $14.5 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial’s other acquisition-related intangible assets totaled $166.6 million and $172.8 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($93.9 million); core deposit intangible ($46.5 million); trust relationship intangible ($24.9 million); and insurance relationship intangible ($1.3 million).

Amortization expense of other acquisition-related intangible assets totaled $6.2 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2014 and each of the next five years is as follows: $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; and $9.4 million in 2019. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2014 or 2013.

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

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

			Other
	Pension Benefits		Postretirement Benefits
For the three months ended March 31 (in millions)	2014	2013	2014	2013
Net periodic benefit (income) expense:
Interest cost	$4.8	$4.5	$0.2	$0.2
Expected return on plan assets	(7.1)	(6.7)	—	—
Recognized net actuarial loss	1.0	1.5	—	—
Recognized prior service credit	—	—	(0.1)	(0.1)
Settlements	0.1	0.2	—	—

Net periodic benefit (income) expense	(1.2)	(0.5)	0.1	0.1

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(1.0)	(1.5)	—	—
Prior service credit	—	—	0.1	0.1

Total pre-tax changes recognized in other comprehensive income or loss	(1.0)	(1.5)	0.1	0.1

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(2.2)	$(2.0)	$0.2	$0.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United Financial continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During
April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the Qualified Plan. Net periodic benefit income for the Chittenden Plan totaled $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $1.3 million for the three months ended March 31, 2014. At March 31, 2014, the loan balance totaled $195.3 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,526,285 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2014, 7,927,290 shares of People’s United Financial common stock, with a fair value of $117.9 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.3 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

Other

People’s United Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The Complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that People’s United Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The Complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by People’s United Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The Complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, People’s United Bank filed a Motion to Dismiss the Complaint, and on December 7, 2011, that motion was denied by the Court. On April 11, 2012, the plaintiff filed an Amended Complaint, and on May 15, 2012, People’s United Bank filed a Motion to Strike the Amended Complaint. On April 10, 2013, People’s United Bank renewed its Motion to Dismiss the Complaint. On June 6, 2013, the Court denied People’s United Bank’s Motion to Strike and its renewed Motion to Dismiss. On
September 23, 2013, People’s United Bank filed its Revised Answer, Special Defenses and Counterclaim to Plaintiff’s Amended Class Action Complaint. The case is in the discovery stages. A Court hearing on plaintiff’s Motion to Strike certain of People’s United Bank’s Defenses and a Counterclaim was held on January 30, 2014. The Court postponed consideration of that Motion and, on April 28, 2014, held a hearing to consider whether it has jurisdiction to hear the case. The matter is currently before the Court for a ruling.

People’s United Bank has been named as a defendant in a lawsuit (Tracy Fracasse and K. Lee Brown, individually and on behalf of others similarly situated v. People’s United Bank) based on allegations that People’s United Bank failed to pay overtime compensation required by (i) the federal Fair Labor Standards Act and (ii) the Connecticut Minimum Wage Act. The plaintiffs allege that they were employed as “underwriters” and were misclassified as exempt employees. The plaintiffs further allege that they worked in excess of 40 hours per week and were erroneously denied overtime compensation as required by federal and state wage and hour laws. The Complaint was filed in the U.S. District Court of Connecticut on May 3, 2012. Since the Complaint is brought under both federal and state law, the Complaint seeks certification of two different but overlapping classes. The plaintiffs seek damages in the amount of their respective unpaid overtime and minimum wage compensation, liquidated damages, interest and attorneys’ fees. On June 29, 2012, People’s United Bank filed its Answer and Affirmative Defenses. On June 17, 2013, the Court granted the plaintiff’s motion for conditional certification under the Fair Labor Standards Act and denied the plaintiff’s motion for class certification for the plaintiff’s state law claims. On April 25, 2014, the parties reached an agreement in principle to settle this matter.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2014 and 2013.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2014 and December 31, 2013, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

Other Assets

As discussed in Note 7, certain unfunded, nonqualified supplemental benefit plans have been established to provide retirement benefits to certain senior officers. People’s United Financial has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United Financial, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United Financial determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	47.9	—	—	47.9
GSE residential mortgage-backed securities and CMOs	—	3,737.0	—	3,737.0
Corporate	—	60.3	—	60.3
Other	—	2.7	—	2.7
Equity securities	—	0.2	—	0.2
Other assets:
U.S. Treasury	33.3	—	—	33.3
Fixed income securities	—	7.8	—	7.8
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	83.0	—	83.0
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$89.5	$3,891.6	$—	$3,981.1

Financial liabilities:
Interest rate swaps	$—	$67.0	$—	$67.0
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.4	—	0.4

Total	$—	$67.5	$—	$67.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	48.9	—	—	48.9
GSE residential mortgage-backed securities and CMOs	—	4,096.4	—	4,096.4
Corporate	—	60.2	—	60.2
Other	—	2.5	—	2.5
Equity securities	—	0.2	—	0.2
Other assets:
U.S. Treasury	30.7	—	—	30.7
Fixed income securities	—	9.2	—	9.2
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	91.8	—	91.8
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$87.9	$4,260.7	$—	$4,348.6

Financial liabilities:
Interest rate swaps	$—	$76.7	$—	$76.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$77.0	$—	$77.0

As of March 31, 2014 and December 31, 2013, the fair value of the risk participation agreements totaled less than $0.1 million.

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2014 and 2013.

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

The following tables summarize People’s United Financial’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$17.4	$—	$17.4
Impaired loans (2)	—	—	60.9	60.9
REO and repossessed assets (3)	—	—	37.2	37.2

Total	$—	$17.4	$98.1	$115.5

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$23.3	$—	$23.3
Impaired loans (2)	—	—	66.7	66.7
REO and repossessed assets (3)	—	—	31.2	31.2

Total	$—	$23.3	$97.9	$121.2

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2014 and 2013.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $33.8 million, $17.8 million and $9.3 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at March 31, 2014. The provision for loan losses on impaired loans totaled $4.0 million and $(1.4) million for the three months ended March 31, 2014 and 2013, respectively.
(3)	Represents: (i) $17.0 million of residential REO; (ii) $16.5 million of commercial REO; and (iii) $3.7 million of repossessed assets at March 31, 2014. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $0.7 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.4 million and $0.2 million for the same periods.

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

Cash and Short-Term Investments

Cash and due from banks are classified as Level 1. Short-term investments have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk (“IRR”). As such, these fair values are classified as Level 2.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying	Measurements Using
As of March 31, 2014 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$427.7	$427.7	$—	$—	$427.7
Short-term investments	72.7	—	72.7	—	72.7
Securities held to maturity	658.1	—	677.9	1.0	678.9
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	24,378.0	—	4,510.4	19,680.7	24,191.1
Financial liabilities:
Time deposits	4,434.6	—	4,481.0	—	4,481.0
Other deposits	19,230.9	—	19,230.9	—	19,230.9
FHLB advances	2,619.0	—	2,626.8	—	2,626.8
Federal funds purchased	775.0	—	775.0	—	775.0
Retail repurchase agreements	486.6	—	486.6	—	486.6
Other borrowings	6.8	—	6.8	—	6.8
Notes and debentures	639.3	—	632.5	—	632.5

(1)	Excludes impaired loans totaling $60.9 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying	Measurements Using
As of December 31, 2013 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$350.8	$350.8	$—	$—	$350.8
Short-term investments	123.6	—	123.6	—	123.6
Securities held to maturity	640.5	—	641.5	1.0	642.5
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	24,135.8	—	4,402.0	19,498.7	23,900.7
Financial liabilities:
Time deposits	4,382.9	—	4,434.9	—	4,434.9
Other deposits	18,174.4	—	18,174.4	—	18,174.4
FHLB advances	3,719.8	—	3,728.2	—	3,728.2
Federal funds purchased	825.0	—	825.0	—	825.0
Retail repurchase agreements	501.2	—	501.2	—	501.2
Other borrowings	11.0	—	11.0	—	11.0
Notes and debentures	639.1	—	613.2	—	613.2

(1)	Excludes impaired loans totaling $66.7 million measured at fair value on a non-recurring basis.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

People’s United Financial uses derivative financial instruments as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

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

Certain derivative financial instruments are offered to commercial customers to assist them in meeting their financing and investing objectives and for their risk management purposes. These derivative financial instruments consist primarily of interest rate swaps, but also include foreign exchange contracts. The IRR associated with customer interest rate swaps is mitigated by entering into similar derivatives having essentially offsetting terms with institutional counterparties.

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the IRR inherent in these commitments, People’s United Financial enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The Company had no derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2014. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

The following sections further discuss each class of derivative financial instrument used by People’s United Financial, including management’s principal objectives and risk management strategies.

Interest Rate Swaps

People’s United Financial may, from time to time, enter into pay fixed/receive floating interest rate swaps that are used to manage IRR associated with certain interest-earning assets and interest-bearing liabilities. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three-month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions)	Hedge	2014	2013	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$2,607.9	$2,514.7	$44.7	$32.8	$31.3	$47.3
Institutional counterparties	N/A	2,607.9	2,514.7	38.3	59.0	34.4	27.9
Foreign exchange contracts	N/A	21.7	10.3	—	—	0.1	0.1
Risk participation agreements (2)	N/A	63.4	62.4	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	36.2	31.3	0.3	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	53.7	39.7	—	—	0.4	0.2

Total				83.3	91.9	66.2	75.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.3	1.5

Total				—	—	1.3	1.5

Total derivatives				$83.3	$91.9	$67.5	$77.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Three months ended March 31 (in millions)	Hedge	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$41.1	$(3.2)	$—	$—
Institutional counterparties	N/A	(39.7)	4.2	—	—
Foreign exchange contracts	N/A	—	0.2	—	—
Risk participation agreements	N/A	—	0.3	—	—
Forward commitments to sell residential mortgage loans	N/A	0.1	(0.3)	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.2)	(0.3)	—	—

Total		1.3	0.9	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.3)	(0.3)	0.1	—
Interest rate locks (2)	Cash flow	—	—	—	—

Total		(0.3)	(0.3)	0.1	—

Total derivatives		$1.0	$0.6	$0.1	$—

(1)	Amounts recognized in earnings are recorded in interest income or interest expense for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Income relating to interest rate locks terminated in 2012 totaled less than $0.1 million at both dates.

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

	Gross	Gross
	Amount	Amount	Net Amount
As of March 31, 2014 (in millions)	Recognized	Offset	Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$38.3	$—	$38.3

Total	$38.3	$—	$38.3

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$35.7	$—	$35.7
Foreign exchange contracts	0.1	—	0.1

Total	$35.8	$—	$35.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Gross Amounts Not Offset
	Net Amount	Financial
As of March 31, 2014 (in millions)	Presented	Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$5.4	$(5.4)	$—	$—
Counterparty B	6.0	(6.0)	—	—
Counterparty C	9.9	(2.9)	(5.8)	1.2
Counterparty D	10.9	(0.1)	(10.5)	0.3
Counterparty E	2.2	(2.2)	—	—
Other counterparties	3.9	(2.8)	—	1.1

Total	$38.3	$(19.4)	$(16.3)	$2.6

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.2	$(5.4)	$(5.8)	$—
Counterparty B	9.5	(6.0)	(3.5)	—
Counterparty C	2.9	(2.9)	—	—
Counterparty D	0.1	(0.1)	—	—
Counterparty E	6.0	(2.2)	(3.8)	—
Other counterparties	6.0	(2.8)	(3.2)	—
Foreign exchange contracts	0.1	—	—	0.1

Total	$35.8	$(19.4)	$(16.3)	$0.1

	Gross	Gross
	Amount	Amount	Net Amount
As of December 31, 2013 (in millions)	Recognized	Offset	Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$59.0	$—	$59.0

Total	$59.0	$—	$59.0

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$29.4	$—	$29.4
Foreign exchange contracts	0.1	—	0.1

Total	$29.5	$—	$29.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Gross Amounts Not Offset
	Net Amount	Financial
As of December 31, 2013 (in millions)	Presented	Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$7.6	$(7.6)	$—	$—
Counterparty B	8.4	(8.2)	—	0.2
Counterparty C	13.3	(2.4)	(10.0)	0.9
Counterparty D	14.1	—	(14.1)	—
Counterparty E	9.5	(1.8)	—	7.7
Other counterparties	6.1	(2.8)	(1.9)	1.4

Total	$59.0	$(22.8)	$(26.0)	$10.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.4	$(7.6)	$(3.8)	$—
Counterparty B	8.2	(8.2)	—	—
Counterparty C	2.4	(2.4)	—	—
Counterparty D	—	—	—	—
Counterparty E	1.8	(1.8)	—	—
Other counterparties	5.6	(2.8)	(2.8)	—
Foreign exchange contracts	0.1	—	—	0.1

Total	$29.5	$(22.8)	$(6.6)	$0.1

NOTE 13. NEW ACCOUNTING STANDARDS

Accounting for Income Taxes

In July 2013, the Financial Accounting Standards Board (“the FASB”) amended its standards with respect to income taxes to clarify that an unrecognized tax benefit (or a portion of an unrecognized tax benefit) should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment, which is being applied prospectively, became effective for People’s United Financial on January 1, 2014 and did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended its standards with respect to the accounting for investments in qualified affordable housing projects to allow an investor that meets certain conditions to amortize the cost of its investment, in proportion to the tax credits and other tax benefits it receives, and present the amortization as a component of income tax expense. This method replaces the current effective yield method, which allows for amortization to be presented as income tax expense but is limited in its application because of certain criteria that are required to be met. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 (January 1, 2015 for People’s United Financial) with retrospective application and early adoption permitted. This amendment, which People’s United Financial early adopted on January 1, 2014, did not have a significant impact on the Company’s Consolidated Financial Statements as the amortization previously included in pre-tax income is now included as a component of income tax expense (see Note 1).

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

Recent Market Developments

FDIC Insurance Coverage / Assessments

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits at FDIC insured financial institutions up to certain limits (up to $250,000 per depositor), charging premiums to maintain the Deposit Insurance Fund (the “DIF”) at specified levels. The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

As previously disclosed in the risk factors included in People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2013, our business is subject to risk as a result of changes in federal and state regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”), which was signed into law on July 21, 2010, imposes significant changes in the financial regulatory landscape and will continue to impact all financial institutions and their holding companies, including People’s United Bank and People’s United Financial.

Among the more significant provisions of the DFA, the responsibility for all supervisory functions, including ongoing supervision, examination and regulation, for savings and loan holding companies and their non-depository subsidiaries was transferred to the Board of Governors of the Federal Reserve System (the “FRB”), and the Office of the Comptroller of the Currency (the “OCC”) assumed responsibility for the supervision, examination and regulation of all federally-chartered savings banks. The DFA created a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws and also has supervision over our consumer compliance examinations. Moreover, the DFA permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. The DFA restricts the authority of the federal banking regulators to preempt state consumer protection laws applicable to banks and limits the preemption of state laws as they affect subsidiaries and agents of federally-chartered banks.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an Order vacating portions of the FRB’s Debit Card Interchange Fee and Routing regulations related to the calculation of interchange transaction fees and network non-exclusivity. The Order would require the FRB to revise its Debit Card Interchange Fee regulations, which serve to limit the fees that issuers can charge for debit card interchange transactions, as well as its regulations relating to routing of debit card interchange transactions. The FRB has appealed the District Court’s ruling to the U.S. Court of Appeals for the District of Columbia Circuit, which has agreed to an expedited schedule for briefing and consideration of the appeal. The Order vacating the FRB’s debit card regulations has been stayed pending resolution of the appeal. If the District Court’s ruling is upheld, bank service charge revenue derived from interchange transaction fees could be reduced further.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of March 31, 2014, People’s United Bank’s non-interest-bearing deposits totaled $5.4 billion, or 23% of total deposits. The Company’s interest expense may increase and its net interest margin may decrease if we begin to offer higher rates of interest than we currently offer on demand deposits.

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

Selected Consolidated Financial Information

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Earnings Data:
Net interest income (fully taxable equivalent)	$231.8	$229.5	$223.3
Net interest income	227.1	224.9	219.3
Provision for loan losses	9.5	10.0	12.4
Non-interest income (1)	79.9	82.5	84.9
Non-interest expense	216.7	208.7	212.0
Operating non-interest expense (2)	211.5	207.7	204.0
Income before income tax expense (1)	80.8	88.7	79.8
Net income	53.1	59.3	52.5
Operating earnings (2)	56.5	60.0	57.9

Selected Statistical Data:
Net interest margin (3)	3.17%	3.24%	3.38%
Return on average assets (3)	0.65	0.75	0.70
Operating return on average assets (2), (3)	0.69	0.75	0.77
Return on average tangible assets (3)	0.69	0.80	0.75
Return on average stockholders’ equity (3)	4.7	5.2	4.2
Return on average tangible stockholders’ equity (3)	8.7	9.7	7.4
Operating return on average tangible stockholders’ equity (2), (3)	9.3	9.8	8.1
Efficiency ratio (2)	63.9	62.8	62.7

Common Share Data:
Basic and diluted earnings per share	$0.18	$0.20	$0.16
Operating earnings per share (2)	0.19	0.20	0.18
Dividends paid per share	0.1625	0.1625	0.16
Dividend payout ratio	91.5%	84.1%	100.6%
Operating dividend payout ratio (2)	86.0	83.0	91.2
Book value per share (end of period)	$15.35	$15.28	$15.24
Tangible book value per share (end of period) (2)	8.26	8.17	8.54
Stock price:
High	15.70	15.25	13.61
Low	13.73	14.09	12.22
Close (end of period)	14.87	15.12	13.42

(1)	Previously reported amounts for the three months ended Dec. 31, 2013 and March 31, 2013 have been restated to reflect the change in accounting for investments in qualified affordable housing projects. See Notes 1 and 13 to the Consolidated Financial Statements.
(2)	See non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Financial Condition Data:
Total assets	$33,112	$33,214	$31,511	$31,345	$30,598
Loans	24,629	24,390	23,227	22,866	22,161
Securities	4,690	5,033	4,379	4,618	4,716
Short-term investments	73	124	148	120	127
Allowance for loan losses	190	188	188	186	187
Goodwill and other acquisition-related intangible assets	2,121	2,127	2,134	2,140	2,147
Deposits	23,666	22,557	22,190	21,982	21,792
Borrowings	3,887	5,057	3,621	3,626	2,849
Notes and debentures	639	639	639	639	659
Stockholders’ equity	4,596	4,568	4,638	4,678	4,886
Total risk-weighted assets (1)	25,749	25,357	23,730	23,498	22,918
Non-performing assets (2)	231	248	271	281	285
Net loan charge-offs	7.0	10.4	9.6	10.8	13.1

Average Balances:
Loans	$24,248	$23,598	$22,916	$22,369	$21,727
Securities (3)	4,908	4,550	4,529	4,557	4,548
Short-term investments	121	146	179	153	146
Total earning assets	29,277	28,294	27,624	27,079	26,421
Total assets	32,799	31,822	31,216	30,799	30,178
Deposits	22,863	22,379	22,066	21,835	21,558
Total funding liabilities	27,850	26,817	26,168	25,548	24,726
Stockholders’ equity	4,564	4,574	4,622	4,825	5,005

Ratios:
Net loan charge-offs to average total loans (annualized)	0.12%	0.18%	0.17%	0.19%	0.24%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	1.00	1.08	1.26	1.33	1.42
Originated allowance for loan losses to:
Originated loans (2)	0.78	0.78	0.82	0.85	0.88
Originated non-performing loans (2)	92.7	81.9	74.8	71.8	70.6
Average stockholders’ equity to average total assets	13.9	14.4	14.8	15.7	16.6
Stockholders’ equity to total assets	13.9	13.8	14.7	14.9	16.0
Tangible stockholders’ equity to tangible assets (4)	8.0	7.9	8.5	8.7	9.6
Total risk-based capital (1)	11.2	11.3	12.6	12.8	13.7

(1)	Consolidated. See Regulatory Capital Requirements.
(2)	Excludes acquired loans.
(3)	Average balances for securities are based on amortized cost.
(4)	See non-GAAP Financial Measures and Reconciliation to GAAP.

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

The efficiency ratio, which represents an approximate measure of the cost required by People’s United Financial to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangible assets, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans and acquired loans, and non-recurring income) (the denominator). In addition, operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to our other fee-based businesses that are already presented on a net basis. People’s United Financial generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

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

The following table summarizes People’s United Financial’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Total non-interest expense	$216.7	$208.7	$212.0

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(4.4)	—	(6.2)
Severance-related costs	(0.8)	(0.4)	(1.5)
Acquisition integration and other costs	—	(0.6)	(0.3)

Total	(5.2)	(1.0)	(8.0)

Operating non-interest expense	211.5	207.7	204.0

Operating lease expense (1)	(11.1)	(8.4)	(7.5)
Amortization of other acquisition-related intangible assets	(6.2)	(6.6)	(6.5)
Other (2)	(2.0)	(1.4)	(1.5)

Total non-interest expense for efficiency ratio	$192.2	$191.3	$188.5

Net interest income (FTE basis)	$231.8	$229.5	$223.3
Total non-interest income	79.9	82.5	84.9

Total revenues	311.7	312.0	308.2
Adjustments:
Operating lease expense (1)	(11.1)	(8.4)	(7.5)
BOLI FTE adjustment	0.6	0.7	0.4
Net security gains	(0.1)	—	—
Other (3)	(0.1)	0.1	(0.7)

Total revenues for efficiency ratio	$301.0	$304.4	$300.4

Efficiency ratio	63.9%	62.8%	62.7%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to our other fee-based businesses that are already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended
(dollars in millions, except per share data)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Net income, as reported	$53.1	$59.3	$52.5

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	4.4	—	6.2
Severance-related costs	0.8	0.4	1.5
Acquisition integration and other costs	—	0.6	0.3

Total pre-tax adjustments	5.2	1.0	8.0
Tax effect	(1.8)	(0.3)	(2.6)

Total adjustments, net of tax	3.4	0.7	5.4

Operating earnings	$56.5	$60.0	$57.9

Earnings per share, as reported	$0.18	$0.20	$0.16

Adjustments to arrive at operating earnings per share:
Writedowns of banking house assets	0.01	—	0.02
Severance-related costs	—	—	—
Acquisition integration and other costs	—	—	—

Total adjustments per share	0.01	—	0.02

Operating earnings per share	$0.19	$0.20	$0.18

Average total assets	$32,799	$31,822	$30,178

Operating return on average assets (annualized)	0.69%	0.75%	0.77%

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Operating earnings	$56.5	$60.0	$57.9

Average stockholders’ equity	$4,561	$4,574	$5,005
Less: Average goodwill and average other acquisition-related intangible assets	2,125	2,131	2,151

Average tangible stockholders’ equity	$2,436	$2,443	$2,854

Operating return on average tangible stockholders’ equity (annualized)	9.3%	9.8%	8.1%

	Three Months Ended
(dollars in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Dividends paid	$48.6	$49.8	$52.8

Operating earnings	$56.5	$60.0	$57.9

Operating dividend payout ratio	86.0%	83.0%	91.2%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Total stockholders’ equity	$4,596	$4,568	$4,638	$4,678	$4,886
Less: Goodwill and other acquisition-related intangible assets	2,121	2,127	2,134	2,140	2,147

Tangible stockholders’ equity	$2,475	$2,441	$2,504	$2,538	$2,739

Total assets	$33,112	$33,214	$31,511	$31,345	$30,598
Less: Goodwill and other acquisition-related intangible assets	2,121	2,127	2,134	2,140	2,147

Tangible assets	$30,991	$31,087	$29,377	$29,205	$28,451

Tangible equity ratio	8.0%	7.9%	8.5%	8.7%	9.6%

(in millions, except per share data)	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Tangible stockholders’ equity	$2,475	$2,441	$2,504	$2,538	$2,739

Common shares issued	396.45	396.45	396.44	396.32	396.24
Less: Common shares classified as treasury shares	89.03	89.54	80.62	78.54	67.31
Unallocated ESOP common shares	7.93	8.01	8.10	8.19	8.28

Common shares	299.49	298.90	307.72	309.59	320.65

Tangible book value per share	$8.26	$8.17	$8.14	$8.20	$8.54

Financial Overview

People’s United Financial reported net income of $53.1 million, or $0.18 per diluted share, for the three months ended March 31, 2014, compared to $52.5 million, or $0.16 per diluted share, for the year-ago period. Operating earnings were $56.5 million, or $0.19 per share, and $57.9 million, or $0.18 per share, for the respective periods. People’s United Financial’s operating return on average assets was 0.69% for the three months ended March 31, 2014 compared to 0.77% for the year-ago period. Compared to the year-ago period, first quarter 2014 earnings reflect continued loan and deposit growth, a lower provision for loan losses and the negative impact of the historically low interest rate environment. Operating return on average tangible stockholders’ equity was 9.3% for the three months ended March 31, 2014 compared to 8.1% for the year-ago period.

FTE net interest income totaled $231.8 million for the first quarter of 2014, an $8.5 million increase from the year-ago period and the net interest margin decreased 21 basis points from the first quarter of 2013 to 3.17%. Compared to the fourth quarter of 2013, FTE net interest income increased $2.3 million while the net interest margin decreased by seven basis points (see Net Interest Income).

Average total earning assets increased $2.9 billion compared to the first quarter of 2013, reflecting increases of $2.5 billion in average total loans and $360 million in average securities. Average total funding liabilities increased $3.1 billion compared to the year-ago quarter, reflecting increases of $1.8 billion in average total borrowings and $1.3 billion in average total deposits.

Compared to the year-ago quarter, total non-interest income decreased $5.0 million and total non-interest expense increased $4.7 million. The efficiency ratio was 63.9% for the first quarter of 2014 compared to 62.7% for the year-ago period (see Non-Interest Income and Non-Interest Expense)

The provision for loan losses in the first quarter of 2014 totaled $9.5 million compared to $12.4 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.12% in the first quarter of 2014 compared to 0.24% in the year-ago quarter. The allowance for loan losses on originated loans was $180.0 million at March 31, 2014, a $2.5 million increase from December 31, 2013. The allowance for loan losses on acquired loans was $10.3 million at both March 31, 2014 and December 31, 2013. Non-performing assets totaled $194.3 million at March 31, 2014, a $22.3 million decrease from December 31, 2013. At March 31, 2014, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 92.6% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $4.6 billion at both March 31, 2014 and December 31, 2013 and as a percentage of total assets, stockholders’ equity was 13.9% and 13.8%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 8.0% at March 31, 2014 compared to 7.9% at December 31, 2013 (see Stockholders’ Equity and Dividends).

People’s United Bank’s and People’s United Financial’s (consolidated) total risk-based capital ratios were 12.2% and 11.2%, respectively, at March 31, 2014 compared to 12.4% and 11.3%, respectively, at December 31, 2013 (see Regulatory Capital Requirements).

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

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test. People’s United Financial elected to perform this optional qualitative assessment in its evaluation of goodwill impairment as of October 1, 2013 (the annual impairment evaluation date) and concluded that performance of the two-step test was not required.

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

Segment Performance Summary

Three months ended		Retail and	Total
March 31, 2014	Commercial	Business	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$121.4	$107.8	$229.2	$2.6	$(4.7)	$227.1
Provision for loan losses	10.8	4.5	15.3	—	(5.8)	9.5
Total non-interest income	35.6	40.6	76.2	1.8	1.9	79.9
Total non-interest expense	66.8	137.3	204.1	1.8	10.8	216.7

Income (loss) before income tax expense (benefit)	79.4	6.6	86.0	2.6	(7.8)	80.8
Income tax expense (benefit)	27.2	2.3	29.5	0.9	(2.7)	27.7

Net income (loss)	$52.2	$4.3	$56.5	$1.7	$(5.1)	$53.1

Average total assets	$18,064.7	$8,792.8	$26,857.5	$5,322.0	$619.3	$32,798.8
Average total liabilities	3,891.0	19,126.7	23,017.7	4,874.4	342.6	28,234.7

Three months ended		Retail and	Total
March 31, 2013	Commercial	Business	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$117.0	$118.8	$235.8	$(16.9)	$0.4	$219.3
Provision for loan losses	11.1	3.7	14.8	—	(2.4)	12.4
Total non-interest income	35.1	45.7	80.8	1.0	3.1	84.9
Total non-interest expense	61.8	137.6	199.4	(3.2)	15.8	212.0

Income (loss) before income tax expense (benefit)	79.2	23.2	102.4	(12.7)	(9.9)	79.8
Income tax expense (benefit)	27.1	7.9	35.0	(4.3)	(3.4)	27.3

Net income (loss)	$52.1	$15.3	$67.4	$(8.4)	$(6.5)	$52.5

Average total assets	$16,107.4	$8,339.1	$24,446.5	$5,108.6	$622.9	$30,178.0
Average total liabilities	3,262.7	18,877.4	22,140.1	2,622.7	410.7	25,173.5

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

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net interest income	$121.4	$117.0
Provision for loan losses	10.8	11.1
Total non-interest income	35.6	35.1
Total non-interest expense	66.8	61.8

Income before income tax expense	79.4	79.2
Income tax expense	27.2	27.1

Net income	$52.2	$52.1

Average total assets	$18,064.7	$16,107.4
Average total liabilities	3,891.0	3,262.7

Commercial Banking net income increased $0.1 million compared to the first quarter of 2013. The $4.4 million increase in net interest income primarily reflects continued loan growth and lower FTP funding charges, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at lower yields and lower interest income on acquired loans. The $0.5 million increase in non-interest income in the first quarter of 2014 primarily reflects increases in operating lease income resulting from a higher level of equipment leased to PCLC customers and commercial-related insurance revenue, partially offset by a decrease in commercial banking fees. The $5.0 million increase in non-interest expense in the first quarter of 2014 reflects a higher level of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.0 billion and average total liabilities increased $0.6 million compared to the first quarter of 2013, reflecting loan and deposit growth.

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

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net interest income	$107.8	$118.8
Provision for loan losses	4.5	3.7
Total non-interest income	40.6	45.7
Total non-interest expense	137.3	137.6

Income before income tax expense	6.6	23.2
Income tax expense	2.3	7.9

Net income	$4.3	$15.3

Average total assets	$8,792.8	$8,339.1
Average total liabilities	19,126.7	18,877.4

Retail and Business Banking net income decreased $11.0 million compared to the first quarter of 2013. The $11.0 million decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at lower yields and lower FTP funding credits, partially offset by continued loan growth. The $5.1 million decrease in non-interest income primarily reflects a decrease in gains on sales of residential mortgages. The $0.3 million decrease in non-interest expense reflects a lower level of direct expenses partially offset by an increase in allocated expenses. Average total assets increased $454 million and average total liabilities increased $249 million compared to the first quarter of 2013, reflecting loan and deposit growth.

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

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net interest income (loss)	$2.6	$(16.9)
Total non-interest income	1.8	1.0
Total non-interest expense	1.8	(3.2)

Income (loss) before income tax expense (benefit)	2.6	(12.7)
Income tax expense (benefit)	0.9	(4.3)

Net income (loss)	$1.7	$(8.4)

Average total assets	$5,322.0	$5,108.6
Average total liabilities	4,874.4	2,622.7

Treasury’s net income in the first quarter of 2014 compared to a loss in the first quarter of 2013 primarily reflects a $19.5 million increase in net interest income. The improvement in net interest income primarily reflects lower FTP funding costs and increased securities income, partially offset by an increase in borrowings expense. The increase in non-interest expense reflects increases in both direct and allocated expenses. Average total assets increased $213 million compared to the first quarter of 2013, primarily reflecting an increase in average securities. The $2.3 billion increase in average total liabilities compared to the first quarter of 2013 primarily reflects an increase in average total borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as one-time charges totaling $5.2 million and $8.0 million for the three months ended March 31, 2014 and 2013, respectively (included in total non-interest expense). Included in “Other” are assets such as cash, premises and equipment, and other assets.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net interest (loss) income	$(4.7)	$0.4
Provision for loan losses	(5.8)	(2.4)
Total non-interest income	1.9	3.1
Total non-interest expense	10.8	15.8

Loss before income tax benefit	(7.8)	(9.9)
Income tax benefit	(2.7)	(3.4)

Net loss	$(5.1)	$(6.5)

Average total assets	$619.3	$622.9
Average total liabilities	342.6	410.7

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for the first quarter of 2014, the average effective federal funds rate was 0.07%. The net interest margin was 3.17% in the first quarter of 2014 compared to 3.24% in the fourth quarter of 2013 and 3.38% in the first quarter of 2013. The decline in the net interest margin from the fourth quarter of 2013 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at lower yields, lower interest income on acquired loans and two fewer calendar days. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in lower-yielding short-term investments.

First Quarter 2014 Compared to First Quarter 2013

FTE net interest income increased $8.5 million compared to the first quarter of 2013, reflecting a $7.4 million increase in total interest and dividend income and a $1.1 million decrease in total interest expense, and the net interest margin decreased 21 basis points to 3.17%.

Average total earning assets were $29.3 billion in the first quarter of 2014, a $2.9 billion increase from the first quarter of 2013, primarily reflecting increases of $2.5 billion in average total loans and $360 million in average securities. Average total loans, average securities and average short-term investments comprised 83%, 16% and 1%, respectively, of average total earning assets in the first quarter of 2014 compared to 82%, 17% and 1%, respectively, in the 2013 period. In the current quarter, the yield earned on the total loan portfolio was 3.84% and the yield earned on securities and short-term investments was 2.18%, compared to 4.20% and 2.10%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 45% of the loan portfolio had floating interest rates at both March 31, 2014 and December 31, 2013.

The average total commercial banking loan and residential mortgage portfolios increased $2.0 billion and $548 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans increased $11 million compared to the year-ago quarter, reflecting a $36 million increase in average home equity loans partially offset by a $30 million decrease in average indirect auto loans.

Average total funding liabilities were $27.9 billion in the first quarter of 2014, a $3.1 billion increase from the year-ago period, reflecting increases of $1.8 billion in average total borrowings and $1.3 billion in average total deposits. The increase in average total deposits reflects growth. Average savings and money market deposits and average non-interest-bearing deposits increased $1.2 billion and $309 million, respectively, while average time deposits decreased $240 million. Average deposits comprised 82% and 87% of average total funding liabilities in the first quarter of 2014 and the year-ago period, respectively. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The seven basis point decrease to 0.41% from 0.48% in the rate paid on average total funding liabilities primarily reflects the decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average deposits decreased five basis points from the first quarter of 2013, primarily reflecting a 12 basis point decrease in time deposits. Average savings and money market deposits and average time deposits comprised 58% and 19%, respectively, of average total deposits in the first quarter of 2014 compared to 56% and 22%, respectively, in the comparable 2013 period.

First Quarter 2014 Compared to Fourth Quarter 2013

FTE net interest income increased $2.3 million compared to the fourth quarter of 2013, reflecting a $2.1 million increase in total interest and dividend income and a $0.2 million decrease in total interest expense, and the net interest margin decreased seven basis points to 3.17%. The decline in the net interest margin primarily reflects new loan volume at lower rates and two fewer calendar days in the first quarter of 2014, both of which adversely affected the net interest margin by five basis points, partially offset by an increase in average securities balances and yields (which benefitted the net interest margin by three basis points).

Average total earning assets increased $984 million, primarily reflecting increases of $651 million in average total loans and $358 million in average securities. Average total funding liabilities increased $1.0 billion, reflecting increases of $549 million in average total borrowings and $484 million in average total deposits. The increase in average total borrowings reflects the additional funding used to support loan growth and security purchases.

The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2014			December 31, 2013			March 31, 2013
Three months ended	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Short-term investments	$120.9	$0.1	0.19%	$145.9	$0.1	0.27%	$146.3	$0.1	0.21%
Securities (2)	4,907.9	27.3	2.23	4,549.9	24.9	2.19	4,548.2	24.5	2.15
Loans:
Commercial (3)	8,702.7	87.8	4.04	8,543.3	89.2	4.17	8,244.1	88.9	4.31
Commercial real estate	8,904.5	88.7	3.98	8,540.1	88.5	4.15	7,399.5	85.5	4.62
Residential mortgage	4,482.4	37.9	3.38	4,360.3	36.6	3.35	3,934.5	34.9	3.55
Consumer	2,158.7	18.3	3.40	2,154.0	18.7	3.48	2,148.1	18.8	3.50

Total loans	24,248.3	232.7	3.84	23,597.7	233.0	3.95	21,726.2	228.1	4.20

Total earning assets	29,277.1	$260.1	3.55%	28,293.5	$258.0	3.65%	26,420.7	$252.7	3.83%

Other assets	3,521.7			3,528.9			3,757.3

Total assets	$32,798.8			$31,822.4			$30,178.0

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,187.5	$—	—%	$5,160.7	$—	—%	$4,879.0	$—	—%
Savings, interest-bearing checking and money market	13,278.3	8.6	0.26	12,819.2	8.5	0.27	12,042.2	8.0	0.27
Time	4,397.6	10.7	0.98	4,399.1	11.2	1.02	4,637.2	12.8	1.10

Total deposits	22,863.4	19.3	0.34	22,379.0	19.7	0.35	21,558.4	20.8	0.39

Borrowings:
FHLB advances	3,221.6	2.6	0.32	2,647.3	2.3	0.34	1,344.0	1.7	0.52
Federal funds purchased	610.3	0.3	0.17	653.7	0.3	0.18	603.3	0.3	0.20
Retail repurchase agreements	507.6	0.2	0.19	490.8	0.3	0.21	559.6	0.3	0.20
Other borrowings	8.3	—	0.25	7.4	—	0.31	1.1	—	1.60

Total borrowings	4,347.8	3.1	0.28	3,799.2	2.9	0.30	2,508.0	2.3	0.37

Notes and debentures	639.2	5.9	3.69	639.1	5.9	3.71	659.1	6.3	3.81

Total funding liabilities	27,850.4	$28.3	0.41%	26,817.3	$28.5	0.43%	24,725.5	$29.4	0.48%

Other liabilities	384.3			431.2			448.0

Total liabilities	28,234.7			27,248.5			25,173.5
Stockholders’ equity	4,564.1			4,573.9			5,004.5

Total liabilities and stockholders’ equity	$32,798.8			$31,822.4			$30,178.0

Net interest income/spread (4)		$231.8	3.14%		$229.5	3.22%		$223.3	3.35%

Net interest margin			3.17%			3.24%			3.38%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	The FTE adjustment was $4.7 million, $4.6 million and $4.0 million for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

	Three Months Ended March 31, 2014 Compared To
	March 31, 2013			December 31, 2013
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$—	$—	$—	$—	$—
Securities	2.0	0.8	2.8	2.0	0.4	2.4
Loans:
Commercial	4.8	(5.9)	(1.1)	1.7	(3.1)	(1.4)
Commercial real estate	16.0	(12.8)	3.2	3.7	(3.5)	0.2
Residential mortgage	4.7	(1.7)	3.0	1.0	0.3	1.3
Consumer	0.1	(0.6)	(0.5)	—	(0.4)	(0.4)

Total loans	25.6	(21.0)	4.6	6.4	(6.7)	(0.3)

Total change in interest and dividend income	27.6	(20.2)	7.4	8.4	(6.3)	2.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.8	(0.2)	0.6	0.3	(0.2)	0.1
Time	(0.6)	(1.5)	(2.1)	—	(0.5)	(0.5)

Total deposits	0.2	(1.7)	(1.5)	0.3	(0.7)	(0.4)

Borrowings:
FHLB advances	1.7	(0.8)	0.9	0.5	(0.2)	0.3
Federal funds purchased	—	—	—	—	—	—
Retail repurchase agreements	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Other borrowings	—	—	—	—	—	—

Total borrowings	1.7	(0.9)	0.8	0.5	(0.3)	0.2

Notes and debentures	(0.2)	(0.2)	(0.4)	—	—	—

Total change in interest expense	1.7	(2.8)	(1.1)	0.8	(1.0)	(0.2)

Change in net interest income	$25.9	$(17.4)	$8.5	$7.6	$(5.3)	$2.3

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Bank service charges	$30.5	$31.8	$30.1
Operating lease income	11.3	9.4	8.3
Investment management fees	9.8	9.6	9.0
Insurance revenue	7.7	6.7	8.3
Brokerage commissions	3.2	3.7	3.3
Net gains on sales of residential mortgage loans	0.8	1.0	5.7
Net gains on sales of acquired loans	—	(0.1)	—
Other non-interest income:
Commercial banking fees	7.8	8.4	11.3
BOLI	1.3	1.5	0.9
Merchant services income, net	1.1	1.2	1.2
Net security gains	0.1	—	—
Other	6.3	9.3	6.8

Total other non-interest income	16.6	20.4	20.2

Total non-interest income	$79.9	$82.5	$84.9

Total non-interest income decreased $5.0 million compared to the first quarter of 2013 and $2.6 million compared to the fourth quarter of 2013. The decrease in non-interest income compared to the first quarter of 2013 primarily reflects decreases in gains on sales of residential mortgage loans, commercial banking fees and insurance revenue partially offset by higher operating lease income. The decrease in non-interest income compared to the fourth quarter of 2013 primarily reflects decreases in bank service charges and customer interest rate swap income (included in Other), partially offset by increases in operating lease income and insurance revenue.

The decline in bank service charges from the fourth quarter of 2013 primarily reflects the seasonal nature of certain transaction-related fee categories. Bank service charges continue to be impacted as a result of certain provisions of the DFA (see Recent Market Developments). The increase in insurance revenue from the fourth quarter of 2013 reflects the seasonal nature of insurance renewals.

The decrease in net gains on sales of residential mortgage loans from the first quarter of 2013 reflects a 77% decrease in the volume of residential mortgage loan sales. BOLI income totaled $1.3 million ($1.9 million on a taxable-equivalent basis) in the first quarter of 2014, compared to $0.9 million ($1.3 million on a taxable-equivalent basis) in the year-ago quarter and $1.5 million ($2.2 million on a taxable-equivalent basis) in the fourth quarter of 2013. Compared to the first quarter of 2013, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers while the decrease in commercial banking fees primarily reflects lower prepayment fees.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $10.8 billion and $5.1 billion, respectively, at March 31, 2014 compared to $10.8 billion and $5.2 billion, respectively, at December 31, 2013.

As discussed in Notes 1 and 13 to the Consolidated Financial Statements, in the first quarter of 2014, the Company early adopted, with retrospective application, amended standards with respect to the accounting for investments in qualified affordable housing projects. Accordingly, amortization of the Company’s cost of such investments previously included in total non-interest income is now included as a component of income tax expense for all periods presented.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Compensation and benefits	$110.4	$107.6	$108.2
Occupancy and equipment	38.0	36.5	37.9
Professional and outside service fees	15.3	15.7	13.9
Operating lease expense	11.1	8.4	7.5
Amortization of other acquisition-related intangibles	6.2	6.6	6.5
Other non-interest expense:
Regulatory assessments	8.7	8.4	8.1
Stationery, printing, postage and telephone	5.4	5.0	5.2
Advertising and promotion	2.5	3.6	2.7
Other	19.1	16.9	22.0

Total other non-interest expense	35.7	33.9	38.0

Total non-interest expense	$216.7	$208.7	$212.0

Efficiency ratio	63.9%	62.8%	62.7%

Total non-interest expense increased $4.7 million compared to the first quarter of 2013 and $8.0 million compared to the fourth quarter of 2013. Total non-interest expense includes non-operating expenses (see below) totaling $5.2 million in the first quarter of 2014, $1.0 million in the fourth quarter of 2013 and $8.0 million in the first quarter of 2013.

The increase in the efficiency ratio compared to the first quarter of 2013 primarily reflects higher operating expenses in the first quarter of 2014. As compared to the fourth quarter of 2013, the increase in the efficiency ratio primarily reflects a decrease in adjusted total revenues in the first quarter of 2014 (see non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $2.2 million compared to the year-ago quarter and $2.8 million compared to the fourth quarter of 2013. Compensation and benefits includes severance-related costs (non-operating expenses) totaling $0.8 million in the first quarter of 2014, $0.4 million in the fourth quarter of 2013 and $1.5 million in the first quarter of 2013. The year-over-year increase ($2.9 million excluding non-operating costs) primarily reflects normal merit increases and compensation and benefit costs for additional employees related to regulatory compliance. The increase from the fourth quarter of 2013 ($2.4 million excluding non-operating costs) primarily reflects higher payroll and benefit-related costs in the first quarter of 2014.

The increase in occupancy and equipment compared to the fourth quarter of 2013 primarily reflects seasonally-higher costs incurred in the first quarter of 2014. The increase in operating lease expense compared to the first quarter of 2013 relates to the higher level of equipment leased to PCLC customers. The increase in regulatory assessments compared to both the first and fourth quarters of 2013 reflects higher FDIC insurance premiums primarily resulting from an increase in People’s United Bank’s average total assets. The decrease in advertising and promotion compared to the fourth quarter of 2013 reflects the timing of certain advertising campaigns. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2014 and each of the next five years is as follows: $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; and $9.4 million in 2019. Other non-interest expense in the first quarter of 2014 and 2013 includes charges associated with the writedowns of certain banking house assets (non-operating) totaling $4.4 million and $6.2 million, respectively.

Income Taxes

People’s United Financial’s effective income tax rate was 34.3% for the three months ended March 31, 2014, compared to a revised effective rate of 33.1% for the full-year of 2013. The effective income tax rate for the first quarter of 2014 represents a 2.8% increase over the previously reported full-year 2013 effective income tax rate of 31.5%. The increase is primarily due to the early adoption of amended standards with respect to the accounting for investments in qualified affordable housing projects. See Notes 1 and 13 to the Consolidated Financial Statements. The effective income tax rate for 2014 is expected to be approximately 35%. Differences, if any, arising between People’s United Financial’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2014 were $33.1 billion, a $101 million decrease from December 31, 2013, reflecting a decrease of $343 million in total securities, partially offset by an increase of $239 million in total loans. The decrease in total securities primarily reflects sales and paydowns of agency-backed collateralized mortgage obligations (“CMOs”). The increase in total loans from December 31, 2013 to March 31, 2014 primarily reflects increases of $159 million in commercial banking loans and $89 million in residential mortgage loans. Originated loans increased $353 million from December 31, 2013 to $23.2 billion (commercial banking loans increased $257 million and retail loans increased $96 million) and acquired loans decreased $114 million. At March 31, 2014, the carrying amount of the acquired loan portfolio totaled $1.4 billion.

Non-performing assets (excluding acquired non-performing loans) totaled $231.5 million at March 31, 2014, a $16.3 million decrease from December 31, 2013, primarily reflecting decreases of $14.0 million in non-performing commercial banking loans and $8.3 million in non-performing retail loans, partially offset by a $6.8 million increase in real estate owned (“REO”). The allowance for loan losses was $190.3 million ($180.0 million on originated loans and $10.3 million on acquired loans) at March 31, 2014 compared to $187.8 million ($177.5 million on originated loans and $10.3 million on acquired loans) at December 31, 2013. At March 31, 2014, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 92.7%, compared to 0.78% and 81.9%, respectively, at December 31, 2013.

At March 31, 2014, total liabilities were $28.5 billion, a $129 million decrease from December 31, 2013, reflecting a $1.2 billion decrease in total borrowings, partially offset by a $1.1 billion increase in total deposits ($834 million in retail deposits, including $548 million in brokered deposits, and $275 million in commercial deposits).

People’s United Financial’s total stockholders’ equity was $4.6 billion at March 31, 2014, a $27 million increase from December 31, 2013. This increase primarily reflects net income of $53.1 million and a $17.6 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2013, partially offset by dividends paid of $48.6 million. As a percentage of total assets, stockholders’ equity was 13.9% at March 31, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity as a percentage of tangible assets was 8.0% at March 31, 2014 compared to 7.9% at December 31, 2013.

People’s United Financial’s (consolidated) Tier 1 common equity, and Tier 1 and Total risk-based capital ratios were 10.1%, 10.1% and 11.2%, respectively, at March 31, 2014, compared to 10.2%, 10.2% and 11.3%, respectively, at December 31, 2013. People’s United Bank’s leverage (core) capital ratio, and Tier 1 and Total risk-based capital ratios were 9.1%, 11.0% and 12.2%, respectively, at March 31, 2014, compared to 9.1%, 11.1% and 12.4%, respectively, at December 31, 2013 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United Financial’s loan portfolios:

Commercial Real Estate

	March 31,	December 31,
(in millions)	2014	2013
Property Type:
Residential (multi-family)	$2,889.9	$2,733.3
Retail	2,393.4	2,389.6
Office buildings	2,231.5	2,258.7
Industrial/manufacturing	535.3	542.2
Hospitality and entertainment	417.4	419.1
Mixed/special use	213.3	232.8
Self storage	172.1	160.9
Land	80.4	92.3
Health care	37.7	48.1
Other properties	32.7	44.6

Total commercial real estate	$9,003.7	$8,921.6

Commercial and Industrial

	March 31,	December 31,
(in millions)	2014	2013
Industry:
Finance, insurance and real estate	$1,642.1	$1,704.4
Service	1,244.7	1,240.2
Manufacturing	840.8	817.0
Health services	732.3	735.1
Wholesale distribution	651.0	614.7
Retail sales	579.3	535.0
Construction	190.4	173.2
Transportation/utility	166.3	155.6
Arts/entertainment/recreation	143.8	141.1
Public administration	70.9	72.4
Agriculture	22.4	23.5
Other	91.8	89.9

Total commercial and industrial	$6,375.8	$6,302.1

Equipment Financing

	March 31,	December 31,
(in millions)	2014	2013
Industry:
Transportation/utility	$881.8	$864.5
Construction	347.9	348.4
Finance, insurance and real estate	295.2	292.5
Printing	220.7	226.4
Waste	189.2	187.9
General manufacturing	155.3	159.4
Packaging	142.7	151.2
Wholesale distribution	115.6	117.1
Mining, oil and gas	76.1	70.6
Service	59.6	64.1
Health services	43.9	43.8
Other	67.8	67.2

Total equipment financing	$2,595.8	$2,593.1

Residential Mortgage

	March 31,	December 31,
(in millions)	2014	2013
Adjustable-rate	$3,978.9	$3,895.3
Fixed-rate	526.5	521.3

Total residential mortgage	$4,505.4	$4,416.6

Consumer

	March 31,	December 31,
(in millions)	2014	2013
Home equity lines of credit	$1,883.0	$1,881.1
Home equity loans	201.2	203.4
Indirect auto	20.7	25.7
Other	43.6	46.7

Total consumer	$2,148.5	$2,156.9

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

In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2014 are $31.2 million of such loans. Of this amount, $18.8 million, or 60%, were less than 90 days past due on their payments as of that date.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the three months ended March 31, 2014, we performed 13 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $11.2 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At March 31, 2014, the loan portfolio included $888 million of interest-only residential mortgage loans, of which $1 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2014, non-performing residential mortgage loans totaling $2.6 million had current LTV ratios of more than 100%. At March 31, 2014, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were approximately 62% and 748, respectively.

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

During the three months ended March 31, 2014, the Company repurchased from government sponsored entities (“GSEs”) and other parties a total of two residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $0.3 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued eight investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.3 million as of March 31, 2014.

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

The following table sets forth, as of March 31, 2014, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2014	$157.9
2015	278.1
2016	292.0
2017	374.9
2018	380.6
2019	180.2
Later years	1,973.2

Total	$3,636.9

Essentially all of our HELOCs (94%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio at March 31, 2014 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,770.0	$21.1	1.19%
Amortizing payment	113.1	5.9	5.19

For the three months ended March 31, 2014, approximately 34% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of the home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2014, full and complete first lien position data was not readily available for approximately 57% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2014, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $7.6 million.

As of March 31, 2014, full and complete first lien position data was readily available for approximately 43%, or $891 million, of the home equity portfolio. Of that total, approximately 37%, or $332 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $116 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2014, there were 33 loans totaling $2.7 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 28 of the loans (totaling $2.2 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 28 loans was $0.3 million as of March 31, 2014. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of March 31, 2014.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2014, approximately 84% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of March 31, 2014, the weighted average CLTV ratio and FICO score for the home equity portfolio were approximately 55% and 756, respectively.

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

People’s United Financial’s construction loan portfolio totaled $545 million (approximately 2% of total loans) at March 31, 2014. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $994 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2014, construction loans totaling $245 million had remaining available interest reserves totaling $54 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $13 million of restructured construction loans as of March 31, 2014.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company reviews this data annually to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, these factors are evaluated in order to conclude that they continue to be appropriate based on current economic conditions. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the three months ended March 31, 2014.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the three months ended March 31, 2014.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2014. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At both March 31, 2014 and December 31, 2013, the allowance for loan losses on acquired loans was $10.3 million.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates

Provision and Allowance for Loan Losses

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2014	2013	2013
Allowance for loan losses on originated loans:
Balance at beginning of period	$177.5	$177.5	$175.5
Charge-offs	(6.4)	(11.4)	(11.3)
Recoveries	0.9	1.3	1.5

Net loan charge-offs	(5.5)	(10.1)	(9.8)
Provision for loan losses	8.0	10.1	9.8

Balance at end of period	$180.0	$177.5	$175.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.3	$10.7	$10.5
Charge-offs	(1.5)	(0.3)	(3.3)
Provision for loan losses	1.5	(0.1)	2.6

Balance at end of period	$10.3	$10.3	$9.8

Commercial banking originated allowance for loan losses as a percentage of originated commercial banking loans	0.95%	0.95%	1.11%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.32	0.30	0.32
Total originated allowance for loan losses as a percentage of:
Originated loans	0.78	0.78	0.88
Originated non-performing loans	92.7	81.9	70.6

The provision for loan losses on originated loans totaled $8.0 million in the first quarter of 2014, reflecting $5.5 million in net loan charge-offs (including $2.5 million against previously-established specific reserves) and a $5.0 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans in the first quarter of 2013 totaled $9.8 million, reflecting $9.8 million in net loan charge-offs (including $6.3 million against previously-established specific reserves) and a $6.3 million increase in the originated allowance for loan losses in response to loan growth in the commercial and residential mortgage loan portfolios.

The provision for loan losses on acquired loans in the first quarter of 2014 reflects loan impairment primarily attributable to a single acquired loan. The provision for loan losses on acquired loans in the first quarter of 2013 reflects loan impairment primarily attributable to a single acquired loan.

Management believes that the level of the allowance for loan losses at March 31, 2014 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(in millions)	2014	2013	2013
Commercial Banking:
Commercial real estate	$2.9	$2.1	$6.1
Commercial and industrial	0.6	3.7	3.7
Equipment financing	0.5	0.8	(0.4)

Total	4.0	6.6	9.4

Retail:
Residential mortgage	1.0	1.5	1.9
Home equity	1.7	2.0	1.5
Other consumer	0.3	0.3	0.3

Total	3.0	3.8	3.7

Total	$7.0	$10.4	$13.1

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2014	2013	2013
Commercial Banking:
Commercial real estate	0.13%	0.10%	0.33%
Commercial and industrial	0.04	0.25	0.25
Equipment financing	0.08	0.12	(0.07)
Retail:
Residential mortgage	0.08	0.14	0.19
Home equity	0.33	0.38	0.30
Other consumer	1.45	1.29	1.36
Total portfolio	0.12%	0.18%	0.24%

Net loan charge-offs in the first quarter of 2014 include $1.5 million of acquired loan charge-offs (primarily commercial real estate acquired loans). Excluding acquired loan charge-offs, net loan charge-offs as a percentage of average total loans (annualized) were 0.09%. The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013.

Non-Performing Assets

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2014	2013	2013	2013	2013
Originated non-performing loans:
Commercial Banking:
Commercial real estate	$60.1	$70.8	$69.8	$70.2	$86.5
Commercial and industrial	41.7	43.8	66.7	68.6	50.9
Equipment financing	22.0	23.2	21.2	27.8	24.8

Total	123.8	137.8	157.7	166.6	162.2

Retail:
Residential mortgage	51.3	58.9	59.5	59.6	66.8
Home equity	19.0	19.8	19.9	21.0	22.2
Other consumer	0.2	0.1	0.1	0.1	0.2

Total	70.5	78.8	79.5	80.7	89.2

Total originated non-performing loans (1)	194.3	216.6	237.2	247.3	251.4

REO:
Residential	17.0	13.6	14.6	16.0	16.9
Commercial	16.5	13.1	13.3	10.9	9.6

Total REO	33.5	26.7	27.9	26.9	26.5

Repossessed assets	3.7	4.5	6.1	6.3	7.2

Total non-performing assets	$231.5	$247.8	$271.2	$280.5	$285.1

Originated non-performing loans as a percentage of originated loans	0.84%	0.95%	1.10%	1.18%	1.25%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	1.00	1.08	1.26	1.33	1.42
Tangible stockholders’ equity and originated allowance for loan losses	8.72	9.47	10.12	10.33	9.78

(1)	Reported net of government guarantees totaling: $19.2 million at March 31, 2014; $19.4 million at Dec. 31, 2013; $19.8 million at Sept. 30, 2013; $20.4 million at June 30, 2013; and $9.9 million at March 31, 2013. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2014, the principal loan classes to which these government guarantees relate are commercial and industrial loans (approximately 99%) and commercial real estate loans (approximately 1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $142 million and $4 million, respectively, at March 31, 2014; $138 million and $4 million, respectively, at December 31, 2013; $148 million and $6 million, respectively, at September 30, 2013; $152 million and $7 million, respectively, at June 30, 2013; and $174 million and $7 million, respectively, at March 31, 2013. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $16.3 million from December 31, 2013 and equaled 1.00% of originated loans, REO and repossessed assets at March 31, 2014. The decrease in total non-performing assets from December 31, 2013 primarily reflects decreases in non-performing commercial real estate loans of $10.7 million, non-performing residential mortgage loans of $7.6 million and non-performing commercial and industrial loans of $2.1 million, partially offset by an increase in REO of $6.8 million.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified approximately $440 million in originated potential problem loans at March 31, 2014. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2014, originated potential problem loans consisted of $205 million of commercial and industrial loans, $76 million of commercial real estate loans and $159 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At March 31, 2014, People’s United Financial (parent company) liquid assets included $3 million in debt securities available for sale and People’s United Bank’s liquid assets included $500 million in cash and cash equivalents, $3.8 billion in debt securities available for sale and $8 million in trading account securities. Securities available for sale with a fair value of $1.31 billion at March 31, 2014 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and People’s United Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $23.7 billion at March 31, 2014 and represented 72% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.9 billion and $639 million, respectively, at March 31, 2014, representing 12% and 2%, respectively, of total funding at that date.

People’s United Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the Federal Reserve Bank of New York (“FRB-NY”), and repurchase agreements. At March 31, 2014, People’s United Bank’s total borrowing limit from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $4.8 billion based on the level of qualifying collateral available for these borrowings. In addition, People’s United Bank had unsecured borrowing capacity of $1.6 billion at that date. FHLB advances are secured by People’s United Bank’s investment in FHLB stock and by a security agreement that requires People’s United Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, HELs and commercial real estate loans).

At March 31, 2014, People’s United Bank had outstanding commitments to originate loans totaling $1.0 billion and approved, but unused, lines of credit extended to customers totaling $5.8 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and People’s United Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $4.60 billion at March 31, 2014, a $27 million increase from December 31, 2013. This increase primarily reflects net income of $53.1 million and a $17.6 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2013, partially offset by dividends paid of $48.6 million. The decrease in AOCL, net of tax, primarily reflects a decrease in the net unrealized loss on securities available for sale. Stockholders’ equity equaled 13.9% of total assets at March 31, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity equaled 8.0% of tangible assets at March 31, 2014 compared to 7.9% at December 31, 2013.

In November 2012, People’s United Financial’s Board of Directors authorized the repurchase of up to 10% of the Company’s common stock stock outstanding, or 33.6 million shares. During the three months ended March 31, 2013, 11.1 million shares of People’s United Financial common stock were repurchased under this authorization at a total cost of $144.2 million. The Company completed the repurchase of shares authorized during the fourth quarter of 2013.

In April 2014, People’s United Financial’s Board of Directors voted to increase the common dividend on common stock to an annual rate of $0.66 per share. The quarterly dividend of $0.165 per share is payable on May 15, 2014 to shareholders of record on May 1, 2014. In the first quarter of 2014, People’s United Bank paid a cash dividend of $59 million to People’s United Financial.

Regulatory Capital Requirements

People’s United Bank’s tangible capital ratio was 8.0% at March 31, 2014, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC. People’s United Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. People’s United Bank satisfied these requirements at March 31, 2014 with ratios of 9.1% and 12.2%, respectively, compared to 9.1% and 12.4%, respectively, at December 31, 2013. People’s United Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at March 31, 2014.

The following summary compares People’s United Bank’s regulatory capital amounts and ratios as of March 31, 2014 to the OCC’s requirements. At March 31, 2014, People’s United Bank’s adjusted total assets, as defined, were $31.1 billion and its total risk-weighted assets, as defined, were $25.7 billion. At March 31, 2014, People’s United Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
				Classification as		Minimum
As of March 31, 2014	People’s United Bank			Well-Capitalized		Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,831.3	(1)	9.1%	n/a	n/a	$466.5	1.5%
Leverage (core) capital	2,831.3	(1)	9.1	$1,555.1	5.0%	1,244.1	4.0
Risk-based capital:
Tier 1	2,831.3	(1)	11.0	1,544.1	6.0	1,029.4	4.0
Total	3,143.8	(2)	12.2	2,573.4	10.0	2,058.7	8.0

(1)	Represents People’s United Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	March 31,	December 31,
	2014	2013
Tangible equity to tangible assets	8.0%	7.9%
Leverage (Tier 1 capital to adjusted total assets)	8.4	8.3
Tier 1 common equity to total risk-weighted assets (1)	10.1	10.2
Tier 1 risk-based capital to total risk-weighted assets	10.1	10.2
Total risk-based capital to total risk-weighted assets	11.2	11.3

(1)	Tier 1 common equity represents common equity Tier 1 capital (calculated in accordance with the Basel III Final Rule issued in July 2013) divided by total risk-weighted assets.

In July 2013, the U.S. banking agencies published final rules to address implementation of its framework for capital requirements (the “Basel framework” or “Basel III”) for U.S. financial institutions which, when fully phased-in, will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require savings and loan holding companies and their savings bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework is scheduled to commence on January 1, 2015 for both the Company and People’s United Bank.

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

Management currently estimates that, as of March 31, 2014, the Company’s and People’s United Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis. Management will continue to monitor the impact of these and future regulations.

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

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2014 and December 31, 2013. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change	As of	As of
(basis points)	March 31, 2014	December 31, 2013
+300	10.9%	10.7%
+200	7.5	7.3
+100	3.4	3.1
-25	(1.0)	(1.2)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change	As of	As of
(basis points)	March 31, 2014	December 31, 2013
Short End -25	(0.1)%	(0.4)%
Short End +100	1.0	0.7
Short End +200	2.9	2.7
Long End -100	(3.7)	(3.7)
Long End +100	2.5	2.3
Long End +200	4.8	4.7

The net interest income at risk simulation results indicate that at both March 31, 2014 and December 31, 2013, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 93% of the Company’s loan portfolio being funded by less rate-sensitive deposits and (ii) approximately 36% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans. Asset sensitivity increased slightly from December 31, 2013, reflecting an increase in one-month Libor-based floating-rate loans as well as core deposits being the primary funding source for loan growth.

The Company is more asset sensitive when the “short-end” rises as a result of an increase in one-month Libor-based floating-rate loans and a decrease in interest rate sensitive core deposits at March 31, 2014. Based on the Company’s interest rate position at March 31, 2014, an immediate 100 basis point increase in interest rates translates to an approximate $32 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both March 31, 2014 and December 31, 2013, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change	As of	As of
(basis points)	March 31, 2014	December 31, 2013
+300	(7.1)%	(6.5)%
+200	(2.8)	(2.6)
+100	(0.5)	(0.5)
-25	0.3	0.4

The Company’s economic value of equity at risk profile indicates that at both March 31, 2014 and December 31, 2013, the Company is moderately liability sensitive in a rising interest rate environment. This liability sensitive profile is the result of slightly longer asset duration compared to the duration of liabilities.

People’s United Financial’s IRR position at March 31, 2014, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderate liability sensitive economic value of equity at risk position at that date. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderate liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of March 31, 2014, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

At March 31, 2014, People’s United Financial used interest rate swaps on a limited basis to manage IRR associated with the Company’s $125 million subordinated notes. People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on these subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the interest rate swap are calculated using the same floating rate paid on the subordinated notes. The interest rate swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This interest rate swap is accounted for as a cash flow hedge.

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

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The Company had no derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2014. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, no additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

	Interest	Foreign
	Rate	Exchange
As of March 31, 2014 (dollars in millions)	Swaps	Contracts
Notional principal amounts	$125.0	$21.7
Weighted average interest rates:
Pay fixed	1.99%	N/A
(Receive floating)	(Libor + 0.685%)	N/A
Weighted average remaining term to maturity (in months)	35	1
Fair value:
Recognized as a liability	$1.3	$0.1

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
	Commercial		Institutional
As of March 31, 2014 (dollars in millions)	Customers		Counterparties
Notional principal amounts	$2,607.9		$2,607.9
Weighted average interest rates:
Pay floating (receive fixed)	0.27% (2.27%	)	—
Pay fixed (receive floating)	—		2.17% (0.27%	)
Weighted average remaining term to maturity (in months)	94		94
Fair value:
Recognized as an asset	$44.7		$31.3
Recognized as a liability	38.3		34.4

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 85 through 89 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of March 31, 2014, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2014, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2013.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended March 31, 2014:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1 - 31, 2014:
Tendered by employees (1)	15,251	$14.64	—	—
February 1 - 28, 2014:
Tendered by employees (1)	17,825	$14.06	—	—
March 1 - 31, 2014:
Tendered by employees (1)	165,173	$14.21	—	—

Total:
Tendered by employees (1)	198,249	$14.23	—	—

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

10.14*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan

10.22*	People’s United Financial, Inc. 2014 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 12, 2014	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2014	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

10.14*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan

10.22*	People’s United Financial, Inc. 2014 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensation plan, contract or arrangement.