Form 10-Q
period 2014-09-30
People's United Financial, Inc.
filed 2014-11-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 307,969,670 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$312.0	$350.8
Short-term investments (note 2)	207.6	123.6

Total cash and cash equivalents	519.6	474.4

Securities purchased under agreements to resell (note 2)	300.0	—

Securities (note 2):
Trading account securities, at fair value	8.3	8.3
Securities available for sale, at fair value	3,873.0	4,208.2
Securities held to maturity, at amortized cost (fair value of $670.6 million and $642.5 million)	630.1	640.5
Federal Home Loan Bank stock, at cost	175.7	175.7

Total securities	4,687.1	5,032.7

Loans held for sale	33.4	23.3

Loans (note 3):
Commercial	9,711.4	8,895.2
Commercial real estate	9,310.6	8,921.6
Residential mortgage	4,739.8	4,416.6
Consumer	2,192.5	2,156.9

Total loans	25,954.3	24,390.3
Less allowance for loan losses	(196.9)	(187.8)

Total loans, net	25,757.4	24,202.5

Goodwill (note 6)	1,954.5	1,954.5
Bank-owned life insurance	342.6	339.4
Premises and equipment	282.5	304.1
Other acquisition-related intangible assets (note 6)	154.2	172.8
Other assets (notes 1, 3 and 11)	743.6	710.0

Total assets	$34,774.9	$33,213.7

Liabilities
Deposits:
Non-interest-bearing	$5,500.4	$5,312.2
Savings, interest-bearing checking and money market	14,747.3	12,862.2
Time	5,013.6	4,382.9

Total deposits	25,261.3	22,557.3

Borrowings:
Federal Home Loan Bank advances	2,467.5	3,719.8
Customer repurchase agreements	475.6	501.2
Federal funds purchased	469.0	825.0
Other borrowings	3.7	11.0

Total borrowings	3,415.8	5,057.0

Notes and debentures (note 1)	1,021.5	639.1
Other liabilities (note 11)	421.3	391.9

Total liabilities	30,119.9	28,645.3

Commitments and contingencies (notes 1 and 8)
Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 396.7 million shares and 396.5 million shares issued)	3.9	3.9
Additional paid-in capital	5,285.7	5,277.0
Retained earnings	812.1	779.0
Accumulated other comprehensive loss (note 4)	(124.5)	(155.1)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.8 million shares and 8.0 million shares) (note 7)	(160.8)	(166.2)
Treasury stock, at cost (89.0 million shares and 89.5 million shares) (note 4)	(1,161.4)	(1,170.2)

Total stockholders’ equity	4,655.0	4,568.4

Total liabilities and stockholders’ equity	$34,774.9	$33,213.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Interest and dividend income:
Commercial real estate	$89.2	$90.0	$266.5	$262.7
Commercial	89.1	86.4	261.9	260.3
Residential mortgage	38.1	34.7	113.7	103.5
Consumer	18.5	18.6	55.2	56.1

Total interest on loans	234.9	229.7	697.3	682.6
Securities	23.6	22.0	72.8	66.9
Loans held for sale	0.3	0.5	0.6	1.3
Short-term investments	0.1	—	0.3	0.2

Total interest and dividend income	258.9	252.2	771.0	751.0

Interest expense:
Deposits	20.2	20.1	59.2	61.4
Borrowings	2.8	2.7	8.7	7.6
Notes and debentures	7.4	5.9	19.3	18.3

Total interest expense	30.4	28.7	87.2	87.3

Net interest income	228.5	223.5	683.8	663.7
Provision for loan losses (note 3)	12.4	12.1	30.7	33.7

Net interest income after provision for loan losses	216.1	211.4	653.1	630.0

Non-interest income:
Bank service charges	33.3	33.3	96.6	95.5
Operating lease income	10.2	8.7	31.4	25.1
Investment management fees	10.7	9.2	31.1	27.6
Commercial banking lending fees	8.6	9.2	24.8	29.7
Insurance revenue	8.8	9.1	23.3	24.5
Brokerage commissions	3.4	3.3	10.2	10.0
Net gains on sales of residential mortgage loans	1.1	3.9	1.9	13.8
Net (losses) gains on sales of acquired loans	(0.2)	—	(0.6)	5.8
Gain on merchant services joint venture, net of expenses (note 1)	—	—	20.6	—
Other non-interest income	8.1	9.4	24.7	27.2

Total non-interest income (note 1)	84.0	86.1	264.0	259.2

Non-interest expense:
Compensation and benefits	108.1	106.9	327.8	319.5
Occupancy and equipment	36.4	36.7	111.0	111.5
Professional and outside service fees	14.3	16.1	44.5	44.9
Operating lease expense	8.7	7.8	28.5	22.9
Regulatory assessments	8.5	8.6	26.2	25.4
Amortization of other acquisition-related intangible assets (note 6)	6.2	6.5	18.6	19.6
Other non-interest expense	26.6	29.9	77.2	86.5

Total non-interest expense	208.8	212.5	633.8	630.3

Income before income tax expense (note 1)	91.3	85.0	283.3	258.9
Income tax expense (note 1)	29.7	26.5	96.3	85.8

Net income	$61.6	$58.5	$187.0	$173.1

Earnings per common share (note 5):
Basic	$0.21	$0.19	$0.62	$0.55
Diluted	0.21	0.19	0.62	0.55

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income	$61.6	$58.5	$187.0	$173.1

Other comprehensive income (loss), net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement benefit plans	0.6	1.0	1.9	3.3
Net unrealized gains (losses) on securities available for sale	0.1	(24.4)	27.0	(110.0)
Amortization of unrealized losses on securities transferred to held to maturity	0.4	—	1.3	—
Net unrealized gains (losses) on derivatives accounted for as cash flow hedges	0.6	(0.3)	0.4	1.1

Total other comprehensive income (loss), net of tax (note 4)	1.7	(23.7)	30.6	(105.6)

Total comprehensive income	$63.3	$34.8	$217.6	$67.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Nine months ended September 30, 2014 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2013	$3.9	$5,277.0	$779.0	$(155.1)	$(166.2)	$(1,170.2)	$4,568.4
Net income	—	—	187.0	—	—	—	187.0
Total other comprehensive income, net of tax (note 4)	—	—	—	30.6	—	—	30.6
Cash dividends on common stock ($0.4925 per share)	—	—	(147.4)	—	—	—	(147.4)
Restricted stock awards	—	0.5	(2.0)	—	—	8.8	7.3
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.6)	—	5.4	—	3.8
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.9)	—	—	—	(2.9)
Stock options and related tax benefits	—	8.2	—	—	—	—	8.2

Balance at September 30, 2014	$3.9	$5,285.7	$812.1	$(124.5)	$(160.8)	$(1,161.4)	$4,655.0

Nine months ended September 30, 2013 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2012	$3.9	$5,261.3	$756.2	$(96.9)	$(173.5)	$(712.2)	$5,038.8
Net income	—	—	173.1	—	—	—	173.1
Total other comprehensive loss, net of tax (note 4)	—	—	—	(105.6)	—	—	(105.6)
Cash dividends on common stock ($0.4850 per share)	—	—	(155.0)	—	—	—	(155.0)
Restricted stock awards	—	6.4	(0.1)	—	—	0.6	6.9
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.9)	—	5.5	—	3.6
Common stock repurchased (note 4)	—	—	—	—	—	(327.4)	(327.4)
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(1.8)	—	—	—	(1.8)
Stock options and related tax benefits	—	5.0	—	—	—	—	5.0

Balance at September 30, 2013	$3.9	$5,272.7	$770.5	$(202.5)	$(168.0)	$(1,039.0)	$4,637.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net income	$187.0	$173.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30.7	33.7
Depreciation and amortization of premises and equipment	29.6	30.3
Expense related to operating leases	28.5	22.9
Amortization of other acquisition-related intangible assets	18.6	19.6
Gain on merchant services joint venture, net of expenses	(20.6)	—
Net security gains	(0.3)	—
Net gains on sales of residential mortgage loans	(1.9)	(13.8)
Net losses (gains) on sales of acquired loans	0.6	(5.8)
Employee Stock Ownership Plan common stock committed to be released	3.8	3.6
Expense related to share-based awards	11.2	10.2
Originations of loans held-for-sale	(218.9)	(635.8)
Proceeds from sales of loans held-for-sale	210.7	698.1
Net decrease in trading account securities	—	0.2
Net changes in other assets and liabilities	(41.5)	(46.4)

Net cash provided by operating activities	237.5	289.9

Cash Flows from Investing Activities:
Net increase in securities purchased under agreements to resell	(300.0)	—
Proceeds from principal repayments and maturities of securities available for sale	517.0	768.7
Proceeds from sales of securities available for sale	410.0	—
Proceeds from principal repayments and maturities of securities held to maturity	63.5	0.2
Proceeds from redemption of Federal Home Loan Bank stock	—	0.9
Purchases of securities available for sale	(520.0)	(630.4)
Purchases of securities held to maturity	(48.4)	—
Purchases of Federal Home Loan Bank stock	—	(49.2)
Proceeds from sales of loans	7.2	14.8
Loan disbursements, net of principal collections	(1,595.1)	(1,541.4)
Purchases of premises and equipment	(14.2)	(14.1)
Purchases of leased equipment	(16.3)	(32.5)
Proceeds from sales of real estate owned	9.3	12.8
Return of premiums on bank-owned life insurance, net	0.5	0.9

Net cash used in investing activities	(1,486.5)	(1,469.3)

Cash Flows from Financing Activities:
Net increase in deposits	2,704.0	439.1
Net (decrease) increase in borrowings with terms of three months or less	(1,638.9)	1,272.7
Repayments of borrowings with terms of more than three months	(0.4)	(35.4)
Repayments of notes and debentures	(19.0)	(20.6)
Net proceeds from issuance of subordinated notes	394.4	—
Cash dividends paid on common stock	(147.4)	(155.0)
Common stock repurchases	(2.9)	(329.2)
Proceeds from stock options exercised, including excess income tax benefits	4.4	1.6

Net cash provided by financing activities	1,294.2	1,173.2

Net increase (decrease) in cash and cash equivalents	45.2	(6.2)
Cash and cash equivalents at beginning of period	474.4	601.4

Cash and cash equivalents at end of period	$519.6	$595.2

Supplemental Information:
Interest payments	$77.8	$85.7
Income tax payments	95.6	82.2
Real estate properties acquired by foreclosure	15.2	17.2

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

Note 1 to People’s United Financial’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the Quarterly Reports for the periods ended March 31, 2014 and June 30, 2014 and this Quarterly Report for the period ended September 30, 2014, provides disclosure of People’s United Financial’s significant accounting policies.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at September 30, 2014 totaled $69.7 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $28.3 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense totaled $2.6 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $7.5 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively. In accordance with the aforementioned amended standards, amortization of the Company’s cost of such investments previously included in pre-tax income is now included as a component of income tax expense for all periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United Financial’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

Recent Developments

During the quarter ended June 30, 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49 percent minority interest in the joint venture and recognized a $20.6 million gain, net of related expenses, resulting from the formation of the joint venture. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that was contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United Financial’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$0.4	$—	$56.9
GSE (1) residential mortgage-backed securities and CMOs (2)	3,785.6	31.5	(64.3)	3,752.8
Corporate	58.6	1.7	—	60.3
Other	2.7	0.1	—	2.8

Total debt securities	3,903.4	33.7	(64.3)	3,872.8
Equity securities	0.2	—	—	0.2

Total securities available for sale	$3,903.6	$33.7	$(64.3)	$3,873.0

Securities held to maturity:
Debt securities:
State and municipal	$628.6	$40.5	$—	$669.1
Other	1.5	—	—	1.5

Total securities held to maturity	$630.1	$40.5	$—	$670.6

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$48.6	$0.3	$—	$48.9
GSE residential mortgage-backed securities and CMOs	4,172.2	30.6	(106.4)	4,096.4
Corporate	58.3	1.9	—	60.2
Other	2.6	—	(0.1)	2.5

Total debt securities	4,281.7	32.8	(106.5)	4,208.0
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,281.9	$32.8	$(106.5)	$4,208.2

Securities held to maturity:
Debt securities:
State and municipal	$584.5	$—	$—	$584.5
Corporate	55.0	2.0	—	57.0
Other	1.0	—	—	1.0

Total securities held to maturity	$640.5	$2.0	$—	$642.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2014, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$11.0	$11.0	$—	$—
After 1 but within 5 years	45.5	45.9	—	—

Total	56.5	56.9	—	—

GSE residential mortgage-backed securities and CMOs:
After 1 but within 5 years	23.5	23.7	—	—
After 5 but within 10 years	742.9	747.3	—	—
After 10 years	3,019.2	2,981.8	—	—

Total	3,785.6	3,752.8	—	—

State and municipal:
Within 1 year	—	—	3.0	3.0
After 1 but within 5 years	—	—	21.1	21.4
After 5 but within 10 years	—	—	244.3	256.3
After 10 years	—	—	360.2	388.4

Total	—	—	628.6	669.1

Corporate:
Within 1 year	6.1	6.2	—	—
After 1 but within 5 years	52.5	54.1	—	—

Total	58.6	60.3	—	—

Other:
After 1 but within 5 years	—	—	1.5	1.5
After 10 years	2.7	2.8	—	—

Total	2.7	2.8	1.5	1.5

Total:
Within 1 year	17.1	17.2	3.0	3.0
After 1 but within 5 years	121.5	123.7	22.6	22.9
After 5 but within 10 years	742.9	747.3	244.3	256.3
After 10 years	3,021.9	2,984.6	360.2	388.4

Total	$3,903.4	$3,872.8	$630.1	$670.6

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2014 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$764.4	$(1.7)	$1,842.4	$(62.6)	$2,606.8	$(64.3)
U.S. Treasury and agency	20.2	—	—	—	20.2	—

Total	$784.6	$(1.7)	$1,842.4	$(62.6)	$2,627.0	$(64.3)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2013 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE residential mortgage-backed securities and CMOs	$2,866.2	$(97.6)	$152.0	$(8.8)	$3,018.2	$(106.4)
U.S. Treasury and agency	18.1	—	—	—	18.1	—
Other	2.5	(0.1)	—	—	2.5	(0.1)

Total	$2,886.8	$(97.7)	$152.0	$(8.8)	$3,038.8	$(106.5)

At September 30, 2014, 60 securities classified as available for sale, or approximately 49% of the 123 securities owned by the Company, had gross unrealized losses totaling $64.3 million. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The cause of the unrealized losses with respect to these securities is directly related to changes in interest rates. Management believes that all gross unrealized losses within the securities portfolio at September 30, 2014 and December 31, 2013 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. Further, management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United Financial expects to receive full value for the securities. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2014 and 2013.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Securities available for sale with a fair value of $1.36 billion and $1.31 billion at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits and for other purposes.

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at both September 30, 2014 and December 31, 2013) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United Financial acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both September 30, 2014 and December 31, 2013). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2014 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York totaling $171.1 million at September 30, 2014 and $102.5 million at December 31, 2013. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both dates.

People’s United Financial accounts for resale agreements as secured lending transactions. In connection with such agreements, securities are pledged by the transferor as collateral. The fair value of the collateral securing the agreements outstanding at September 30, 2014 was $300.9 million.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2014.

The following table summarizes People’s United Financial’s loans by loan portfolio segment and class:

	September 30, 2014			December 31, 2013
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial Banking:
Commercial real estate	$8,786.3	$524.3	$9,310.6	$8,286.5	$635.1	$8,921.6

Commercial and industrial	6,612.6	327.8	6,940.4	5,818.5	483.6	6,302.1
Equipment financing	2,737.5	33.5	2,771.0	2,524.1	69.0	2,593.1

Total commercial	9,350.1	361.3	9,711.4	8,342.6	552.6	8,895.2

Total Commercial Banking	18,136.4	885.6	19,022.0	16,629.1	1,187.7	17,816.8

Retail:
Residential mortgage:
Adjustable-rate	4,061.4	144.1	4,205.5	3,734.7	160.6	3,895.3
Fixed-rate	437.2	97.1	534.3	407.4	113.9	521.3

Total residential mortgage	4,498.6	241.2	4,739.8	4,142.1	274.5	4,416.6

Consumer:
Home equity	2,081.3	51.9	2,133.2	2,023.5	61.1	2,084.6
Other consumer	58.0	1.3	59.3	70.5	1.8	72.3

Total consumer	2,139.3	53.2	2,192.5	2,094.0	62.9	2,156.9

Total Retail	6,637.9	294.4	6,932.3	6,236.1	337.4	6,573.5

Total loans	$24,774.3	$1,180.0	$25,954.3	$22,865.2	$1,525.1	$24,390.3

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $52.6 million at September 30, 2014 and $47.9 million at December 31, 2013.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended September 30, 2014 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$163.5	$9.6	$173.1	$19.0	$0.5	$19.5	$192.6

Charge-offs	(6.2)	(0.2)	(6.4)	(2.9)	—	(2.9)	(9.3)
Recoveries	0.5	—	0.5	0.7	—	0.7	1.2

Net loan charge-offs	(5.7)	(0.2)	(5.9)	(2.2)	—	(2.2)	(8.1)
Provision for loan losses	8.2	2.1	10.3	2.2	(0.1)	2.1	12.4

Balance at end of period	$166.0	$11.5	$177.5	$19.0	$0.4	$19.4	$196.9

Nine months ended September 30, 2014 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$158.5	$9.8	$168.3	$19.0	$0.5	$19.5	$187.8

Charge-offs	(15.3)	(2.6)	(17.9)	(8.3)	(0.1)	(8.4)	(26.3)
Recoveries	3.1	—	3.1	1.6	—	1.6	4.7

Net loan charge-offs	(12.2)	(2.6)	(14.8)	(6.7)	(0.1)	(6.8)	(21.6)
Provision for loan losses	19.7	4.3	24.0	6.7	—	6.7	30.7

Balance at end of period	$166.0	$11.5	$177.5	$19.0	$0.4	$19.4	$196.9

Three months ended September 30, 2013 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$159.3	$7.7	$167.0	$18.2	$0.5	$18.7	$185.7

Charge-offs	(7.8)	(0.1)	(7.9)	(2.9)	—	(2.9)	(10.8)
Recoveries	0.7	—	0.7	0.5	—	0.5	1.2

Net loan charge-offs	(7.1)	(0.1)	(7.2)	(2.4)	—	(2.4)	(9.6)
Provision for loan losses	6.8	2.6	9.4	2.7	—	2.7	12.1

Balance at end of period	$159.0	$10.2	$169.2	$18.5	$0.5	$19.0	$188.2

Nine months ended September 30, 2013 (in millions)	Commercial Banking			Retail
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$157.5	$10.5	$168.0	$20.0	$—	$20.0	$188.0

Charge-offs	(22.6)	(3.8)	(26.4)	(11.3)	(0.3)	(11.6)	(38.0)
Recoveries	2.9	—	2.9	1.6	—	1.6	4.5

Net loan charge-offs	(19.7)	(3.8)	(23.5)	(9.7)	(0.3)	(10.0)	(33.5)
Provision for loan losses	21.2	3.5	24.7	8.2	0.8	9.0	33.7

Balance at end of period	$159.0	$10.2	$169.2	$18.5	$0.5	$19.0	$188.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of September 30, 2014 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$167.2	$8.5	$17,969.2	$157.5	$885.6	$11.5	$19,022.0	$177.5
Retail	90.8	—	6,547.1	19.0	294.4	0.4	6,932.3	19.4

Total	$258.0	$8.5	$24,516.3	$176.5	$1,180.0	$11.9	$25,954.3	$196.9

As of December 31, 2013 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial Banking	$145.4	$12.2	$16,483.7	$146.4	$1,187.7	$9.8	$17,816.8	$168.4
Retail	79.4	—	6,156.7	18.9	337.4	0.5	6,573.5	19.4

Total	$224.8	$12.2	$22,640.4	$165.3	$1,525.1	$10.3	$24,390.3	$187.8

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	September 30, 2014	December 31, 2013
Commercial Banking:
Commercial real estate	$56.0	$70.8
Commercial and industrial	52.8	43.8
Equipment financing	29.3	23.2

Total (1)	138.1	137.8

Retail:
Residential mortgage	41.8	58.9
Home equity	16.6	19.8
Other consumer	0.1	0.1

Total (2)	58.5	78.8

Total	$196.6	$216.6

(1)	Reported net of government guarantees totaling $18.1 million and $19.4 million at September 30, 2014 and December 31, 2013, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2014, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $19.2 million and $28.7 million of loans in the process of foreclosure at September 30, 2014 and December 31, 2013, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $113.3 million and $3.0 million, respectively, at September 30, 2014 and $138.0 million and $4.5 million, respectively, at December 31, 2013. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013.

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

People’s United Financial’s recorded investment in originated loans classified as TDRs totaled $179.1 million and $151.5 million at September 30, 2014 and December 31, 2013, respectively. The related allowance for loan losses at September 30, 2014 and December 31, 2013 was $4.4 million and $3.3 million, respectively. Interest income recognized on TDRs totaled $1.1 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and nine months ended September 30, 2014 and 2013. Originated loans that were modified and classified as TDRs during the three and nine months ended September 30, 2014 and 2013 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and seven years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2014 and 2013. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	9	$5.8	$5.8
Commercial and industrial (2)	7	2.9	2.9
Equipment financing (3)	6	1.4	1.4

Total	22	10.1	10.1

Retail:
Residential mortgage (4)	28	6.6	6.6
Home equity (5)	36	3.3	3.3
Other consumer	—	—	—

Total	64	9.9	9.9

Total	86	$20.0	$20.0

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $5.5 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.3 million).
(2)	Represents the following concessions: extension of term (6 contracts; recorded investment of $2.8 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (5 contracts; recorded investment of $1.3 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.7 million); or a combination of concessions (13 contracts; recorded investment of $4.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (22 contracts; recorded investment of $1.6 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $0.8 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (6 contracts; recorded investment of $0.4 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	22	$32.1	$32.1
Commercial and industrial (2)	36	27.2	27.2
Equipment financing (3)	17	5.1	5.1

Total	75	64.4	64.4

Retail:
Residential mortgage (4)	113	32.0	32.0
Home equity (5)	108	10.2	10.2
Other consumer	—	—	—

Total	221	42.2	42.2

Total	296	$106.6	$106.6

(1)	Represents the following concessions: extension of term (14 contracts; recorded investment of $10.9 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.8 million); temporary rate reduction (1 contract; recorded investment of $18.2 million); or a combination of concessions (3 contracts; recorded investment of $1.2 million).
(2)	Represents the following concessions: extension of term (13 contracts; recorded investment of $5.9 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $2.5 million); or a combination of concessions (15 contracts; recorded investment of $18.8 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (15 contracts; recorded investment of $4.8 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (28 contracts; recorded investment of $5.0 million); extension of term (1 contract; recorded investment of $0.5 million); reduced payment and/or payment deferral (26 contracts; recorded investment of $8.6 million); or a combination of concessions (58 contracts; recorded investment of $17.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (53 contracts; recorded investment of $4.7 million); reduced payment and/or payment deferral (16 contracts; recorded investment of $2.1 million); temporary rate reduction (2 contracts; recorded investment of $0.6 million); or a combination of concessions (37 contracts; recorded investment of $2.8 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2013
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Banking:
Commercial real estate (1)	5	$3.3	$3.3
Commercial and industrial (2)	14	25.7	25.7
Equipment financing (3)	14	7.6	7.6

Total	33	36.6	36.6

Retail:
Residential mortgage (4)	44	12.1	12.1
Home equity (5)	30	2.4	2.4
Other consumer	—	—	—

Total	74	14.5	14.5

Total	107	$51.1	$51.1

(1)	Represents the following concession: extension of term (5 contracts; recorded investment of $3.3 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $17.0 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $6.4 million); or a combination of concessions (5 contracts; recorded investment of $2.3 million).
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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2014 and 2013. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2014 or 2013.

	Three Months Ended September 30,
	2014		2013
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	3	$3.7	—	$—
Commercial and industrial	1	0.7	—	—
Equipment financing	—	—	2	2.0

Total	4	4.4	2	2.0

Retail:
Residential mortgage	13	2.1	13	3.7
Home equity	6	0.3	4	0.2
Other consumer	—	—	—	—

Total	19	2.4	17	3.9

Total	23	$6.8	19	$5.9

	Nine Months Ended September 30,
	2014		2013
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial Banking:
Commercial real estate	5	$4.1	—	$—
Commercial and industrial	2	0.8	3	0.5
Equipment financing	8	1.0	5	3.2

Total	15	5.9	8	3.7

Retail:
Residential mortgage	39	12.7	27	6.5
Home equity	23	1.6	9	0.9
Other consumer	—	—	—	—

Total	62	14.3	36	7.4

Total	77	$20.2	44	$11.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of September 30, 2014			As of December 31, 2013
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$53.4	$50.9	$—	$40.2	$37.5	$—
Commercial and industrial	44.6	42.6	—	23.5	22.9	—
Equipment financing	35.3	24.3	—	28.2	18.3	—
Retail:
Residential mortgage	77.7	71.3	—	69.2	64.6	—
Home equity	22.1	19.5	—	17.2	14.8	—
Other consumer	—	—	—	—	—	—

Total	$233.1	$208.6	$—	$178.3	$158.1	$—

With a related allowance for loan losses:
Commercial Banking:
Commercial real estate	$53.0	$30.2	$4.2	$53.7	$37.8	$6.8
Commercial and industrial	16.7	14.1	4.1	17.7	16.0	4.5
Equipment financing	5.3	5.1	0.2	14.5	12.9	0.9
Retail:
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total	$75.0	$49.4	$8.5	$85.9	$66.7	$12.2

Total impaired loans:
Commercial Banking:
Commercial real estate	$106.4	$81.1	$4.2	$93.9	$75.3	$6.8
Commercial and industrial	61.3	56.7	4.1	41.2	38.9	4.5
Equipment financing	40.6	29.4	0.2	42.7	31.2	0.9

Total	208.3	167.2	8.5	177.8	145.4	12.2

Retail:
Residential mortgage	77.7	71.3	—	69.2	64.6	—
Home equity	22.1	19.5	—	17.2	14.8	—
Other consumer	—	—	—	—	—	—

Total	99.8	90.8	—	86.4	79.4	—

Total	$308.1	$258.0	$8.5	$264.2	$224.8	$12.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2014		2013
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$81.8	$0.3	$76.6	$0.1
Commercial and industrial	51.0	0.2	52.0	0.4
Equipment financing	30.6	0.2	31.4	0.3

Total	163.4	0.7	160.0	0.8

Retail:
Residential mortgage	72.3	0.4	56.7	0.3
Home equity	18.4	0.1	14.9	—
Other consumer	—	—	—	—

Total	90.7	0.5	71.6	0.3

Total	$254.1	$1.2	$231.6	$1.1

	Nine Months Ended September 30,
	2014		2013
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial Banking:
Commercial real estate	$75.7	$1.2	$87.7	$0.7
Commercial and industrial	42.9	0.8	65.4	1.6
Equipment financing	29.4	0.6	33.4	1.1

Total	148.0	2.6	186.5	3.4

Retail:
Residential mortgage	71.4	1.0	52.6	0.8
Home equity	17.3	0.2	13.8	0.1
Other consumer	—	—	—	—

Total	88.7	1.2	66.4	0.9

Total	$236.7	$3.8	$252.9	$4.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2014 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial Banking:
Commercial real estate	$8,738.3	$11.6	$36.4	$48.0	$8,786.3
Commercial and industrial	6,538.9	30.2	43.5	73.7	6,612.6
Equipment financing	2,671.8	60.4	5.3	65.7	2,737.5

Total	17,949.0	102.2	85.2	187.4	18,136.4

Retail:
Residential mortgage	4,439.0	30.1	29.5	59.6	4,498.6
Home equity	2,067.4	6.7	7.2	13.9	2,081.3
Other consumer	57.3	0.6	0.1	0.7	58.0

Total	6,563.7	37.4	36.8	74.2	6,637.9

Total originated loans	$24,512.7	$139.6	$122.0	$261.6	$24,774.3

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $19.9 million, $27.1 million and $24.0 million, respectively, and $21.7 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $20.4 million, $17.3 million and $15.6 million, respectively, and $19.1 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2014 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$8,556.0	$6,202.0	$2,418.0	$17,176.0
Special mention	88.4	126.6	90.5	305.5
Substandard	127.6	281.2	229.0	637.8
Doubtful	14.3	2.8	—	17.1

Total originated loans	8,786.3	6,612.6	2,737.5	18,136.4

Acquired loans:
Pass	355.6	188.2	11.2	555.0
Special mention	20.5	19.5	1.1	41.1
Substandard	145.6	103.5	21.2	270.3
Doubtful	2.6	16.6	—	19.2

Total acquired loans	524.3	327.8	33.5	885.6

Total	$9,310.6	$6,940.4	$2,771.0	$19,022.0

As of September 30, 2014 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,211.0	$921.5	$30.3	$3,162.8
Moderate risk	1,779.9	580.3	8.2	2,368.4
High risk	507.7	579.5	19.5	1,106.7

Total originated loans	4,498.6	2,081.3	58.0	6,637.9

Acquired loans:
Low risk	111.9	—	—	111.9
Moderate risk	59.3	—	—	59.3
High risk	70.0	51.9	1.3	123.2

Total acquired loans	241.2	51.9	1.3	294.4

Total	$4,739.8	$2,133.2	$59.3	$6,932.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2013 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial Banking:
Originated loans:
Pass	$8,000.7	$5,519.2	$2,262.3	$15,782.2
Special mention	138.1	77.5	93.4	309.0
Substandard	147.6	220.1	168.4	536.1
Doubtful	0.1	1.7	—	1.8

Total originated loans	8,286.5	5,818.5	2,524.1	16,629.1

Acquired loans:
Pass	395.6	331.0	31.4	758.0
Special mention	46.8	19.3	4.0	70.1
Substandard	186.6	131.5	33.6	351.7
Doubtful	6.1	1.8	—	7.9

Total acquired loans	635.1	483.6	69.0	1,187.7

Total	$8,921.6	$6,302.1	$2,593.1	$17,816.8

As of December 31, 2013 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,032.6	$842.5	$39.5	$2,914.6
Moderate risk	1,619.1	520.7	8.3	2,148.1
High risk	490.4	660.3	22.7	1,173.4

Total originated loans	4,142.1	2,023.5	70.5	6,236.1

Acquired loans:
Low risk	122.6	—	—	122.6
Moderate risk	71.2	—	—	71.2
High risk	80.7	61.1	1.8	143.6

Total acquired loans	274.5	61.1	1.8	337.4

Total	$4,416.6	$2,084.6	$72.3	$6,573.5

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2014 and December 31, 2013, the allowance for loan losses on acquired loans was $11.9 million and $10.3 million, respectively.

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2014, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.32 billion and $1.18 billion, respectively ($1.69 billion and $1.53 billion, respectively, at December 31, 2013). At September 30, 2014, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $119.8 million.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended September 30,
(in millions)	2014	2013
Balance at beginning of period	$447.7	$684.4
Accretion	(18.9)	(29.5)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	0.3	—
Other changes in expected cash flows (2)	(15.7)	11.2

Balance at end of period	$413.4	$666.1

	Nine Months Ended September 30,
(in millions)	2014	2013
Balance at beginning of period	$639.7	$890.2
Accretion	(63.9)	(100.7)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	6.7	5.3
Other changes in expected cash flows (2)	(169.1)	(128.7)

Balance at end of period	$413.4	$666.1

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $16.2 million and $12.4 million, respectively, at September 30, 2014, and $13.6 million and $13.1 million, respectively, at December 31, 2013. Repossessed assets totaled $3.5 million and $4.5 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United Financial, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United Financial originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2014, no additional awards may be made under the RRP.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United Financial’s pension and other postretirement benefit plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United Financial’s total comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United Financial’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

Other comprehensive income (loss) before reclassifications	—	27.2	—	(0.2)	27.0
Amounts reclassified from AOCL (1)	1.9	(0.2)	1.3	0.6	3.6

Current period other comprehensive income	1.9	27.0	1.3	0.4	30.6

Balance at September 30, 2014	$(83.1)	$(19.5)	$(22.0)	$0.1	$(124.5)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(148.2)	$52.8	$—	$(1.5)	$(96.9)

Other comprehensive income (loss) before reclassifications	0.2	(110.0)	—	0.5	(109.3)
Amounts reclassified from AOCL (1)	3.1	—	—	0.6	3.7

Current period other comprehensive income (loss)	3.3	(110.0)	—	1.1	(105.6)

Balance at September 30, 2013	$(144.9)	$(57.2)	$—	$(0.4)	$(202.5)

(1)	See table below for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where
(in millions)	2014	2013	2014	2013	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(1.2)	$(1.8)	$(3.9)	$(5.5)	(1)
Prior service credit	0.2	0.3	0.8	0.8	(1)

	(1.0)	(1.5)	(3.1)	(4.7)	Income before income tax expense
	0.4	0.5	1.2	1.6	Income tax expense

	(0.6)	(1.0)	(1.9)	(3.1)	Net income

Reclassification adjustment for net realized gains on securities available for sale	0.2	—	0.3	—	Income before income tax expense (2)
	(0.1)	—	(0.1)	—	Income tax expense

	0.1	—	0.2	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.7)	—	(2.2)	—	Income before income tax expense (3)
	0.3	—	0.9	—	Income tax expense

	(0.4)	—	(1.3)	—	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	(0.4)	(1.0)	(1.0)	Interest expense - notes and debentures
Interest rate locks	0.1	0.1	0.1	0.1	Interest expense - notes and debentures

	(0.2)	(0.3)	(0.9)	(0.9)	Income before income tax expense
	0.1	0.1	0.3	0.3	Income tax expense

	(0.1)	(0.2)	(0.6)	(0.6)	Net income

Total reclassifications for the period	$(1.0)	$(1.2)	$(3.6)	$(3.7)

(1)	Included in the computation of net periodic pension expense reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United Financial’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$61.6	$58.5	$187.0	$173.1
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)	(0.9)	(0.8)

Income attributable to common shareholders	$61.3	$58.2	$186.1	$172.3

Average common shares outstanding for basic EPS	298.4	307.5	298.1	315.3
Effect of dilutive equity-based awards	—	0.1	—	0.1

Average common and common-equivalent shares for diluted EPS	298.4	307.6	298.1	315.4

Basic EPS	$0.21	$0.19	$0.62	$0.55

Diluted EPS	$0.21	$0.19	$0.62	$0.55

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 17.9 million shares for both the three and nine months ended September 30, 2014 and 14.2 million shares for both the three and nine months ended

September 30, 2013 have been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United Financial’s goodwill totaled $2.0 billion at both September 30, 2014 and December 31, 2013. At both dates, goodwill was allocated to People’s United Financial’s operating segments as follows: Commercial Banking ($1.22 billion); Retail and Business Banking ($681.9 million); and Wealth Management ($49.8 million).

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

All of People’s United Financial’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2014 and December 31, 2013, tax deductible goodwill totaled $13.3 million and $14.5 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United Financial’s other acquisition-related intangible assets totaled $154.2 million and $172.8 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($89.8 million); core deposit intangible ($39.8 million); trust relationship intangible ($23.5 million); and insurance relationship intangible ($1.1 million).

Amortization expense of other acquisition-related intangible assets totaled $6.2 million and $6.5 million for the three months ended September 30, 2014 and 2013, respectively, and $18.6 million and $19.6 million for the nine months ended

September 30, 2014 and 2013, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2014 and each of the next five years is as follows: $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; and $9.4 million in 2019. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2014 or 2013.

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

In July 2011, the Bank amended the Qualified Plan to “freeze”, effective December 31, 2011, the accrual of pension benefits for Qualified Plan participants. As such, participants will not earn any additional benefits after that date. Instead, effective

January 1, 2012, the Bank began making contributions on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income or loss for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended September 30 (in millions)	2014	2013	2014	2013
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$0.1
Interest cost	4.8	4.4	—	—
Expected return on plan assets	(7.1)	(6.6)	—	—
Recognized net actuarial loss	1.0	1.5	—	—
Settlements	0.4	—	—	—

Net periodic benefit (income) expense	$(0.9)	$(0.7)	$0.1	$0.1

	Pension Benefits		Other Postretirement Benefits
Nine months ended September 30 (in millions)	2014	2013	2014	2013
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.2	$0.1
Interest cost	14.4	13.4	0.3	0.4
Expected return on plan assets	(21.3)	(19.9)	—	—
Recognized net actuarial loss	3.0	4.5	—	—
Recognized prior service credit	—	—	(0.2)	(0.2)
Settlements	1.4	0.4	—	—

Net periodic benefit (income) expense	(2.5)	(1.6)	0.3	0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income or loss:
Net actuarial loss	(3.0)	(4.5)	—	—
Prior service credit	—	—	0.2	0.2

Total pre-tax changes recognized in other comprehensive income or loss	(3.0)	(4.5)	0.2	0.2

Total recognized in net periodic benefit (income) expense and other comprehensive income or loss	$(5.5)	$(6.1)	$0.5	$0.5

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United Financial continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010, based upon elections made by April 15, 2010, were transferred into the Qualified Plan. Net periodic benefit income for the Chittenden Plan totaled $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United Financial established an ESOP. At that time, People’s United Financial loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United Financial common stock in the open market. In order for the ESOP to repay the loan, People’s United Financial expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $3.9 million for the nine months ended September 30, 2014. At September 30, 2014, the loan balance totaled $195.3 million.

Shares of People’s United Financial common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,700,506 shares of People’s United Financial common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2014, 7,753,069 shares of People’s United Financial common stock, with a fair value of $112.2 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United Financial’s common stock during the reporting period. The difference between the fair value of the shares of People’s United Financial’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $3.8 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Litigation Relating to the Smithtown Transaction

On February 25, 2010 and March 29, 2010, Smithtown and several of its officers and directors were named in lawsuits commenced in United States District Court, Eastern District of New York (Waterford Township Police & Fire Retirement v. Smithtown Bancorp, Inc., et al. and Yourgal v. Smithtown Bancorp, Inc. et al., respectively) on behalf of a putative class of all persons and entities who purchased Smithtown’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege, among other things, that Smithtown’s loan loss reserve, fair value of its assets, recognition of impaired assets and its internal and disclosure controls were materially false, misleading or incomplete. As a result of the merger of Smithtown with and into People’s United Financial on November 30, 2010, People’s United Financial has become the successor party to Smithtown in this matter.

On April 26, 2010, the named plaintiff in the Waterford action moved to consolidate its action with the Yourgal action, to have itself appointed lead plaintiff in the consolidated action and to obtain approval of its selection of lead counsel. The Court approved the consolidation of these suits, with Waterford Township named the lead plaintiff. Following extensive preliminary filings with the Court by both parties, an agreement in principle to settle this matter was reached on October 23, 2014, subject to completion of appropriate documentation and Court approval. The amount of the agreed-upon settlement has been adequately reserved.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other

The Bank has been named as a defendant in a lawsuit (Marta Farb, on behalf of herself and all others similarly situated v. People’s United Bank) arising from its assessment and collection of overdraft fees on its checking account customers. The Complaint was filed in the Superior Court of Connecticut, Judicial District of Waterbury, on April 22, 2011 and alleges that the Bank engaged in certain unfair practices in the posting of electronic debit card transactions from highest to lowest dollar amount. The Complaint also alleges that such practices were inadequately disclosed to customers and were unfairly used by the Bank for the purpose of generating revenue by maximizing the number of overdrafts a customer is assessed. The Complaint seeks certification of a class of checking account holders residing in Connecticut and who have incurred at least one overdraft fee, injunctive relief, compensatory, punitive and treble damages, disgorgement and restitution of overdraft fees paid, and attorneys’ fees. On June 16, 2011, the Bank filed a Motion to Dismiss the Complaint, and on December 7, 2011, that motion was denied by the Court. On April 11, 2012, the plaintiff filed an Amended Complaint, and on May 15, 2012, the Bank filed a Motion to Strike the Amended Complaint. On April 10, 2013, the Bank renewed its Motion to Dismiss the Complaint. On June 6, 2013, the Court denied the Bank’s Motion to Strike and its renewed Motion to Dismiss. On September 23, 2013, the Bank filed its Revised Answer, Special Defenses and Counterclaim to Plaintiff’s Amended Class Action Complaint. A Court hearing on plaintiff’s Motion to Strike certain of the Bank’s Defenses and a Counterclaim was held on January 30, 2014. The Court postponed consideration of that Motion and, on April 28, 2014, held a hearing to consider whether it has jurisdiction to hear the case. On July 28, 2014, the Court dismissed the case in its entirety for lack of subject matter jurisdiction because all of the claims are preempted by federal law. On August 15, 2014, the plaintiff filed a Notice of Appeal with the Connecticut Appellate Court and, on September 25, 2014, filed a motion to transfer the Notice of Appeal to the Connecticut Supreme Court.

The Bank was named as a defendant in a lawsuit (Tracy Fracasse and K. Lee Brown, individually and on behalf of others similarly situated v. People’s United Bank) based on allegations that the Bank failed to pay overtime compensation required by (i) the federal Fair Labor Standards Act and (ii) the Connecticut Minimum Wage Act. The plaintiffs alleged that they were employed as “underwriters” and were misclassified as exempt employees. The plaintiffs further alleged that they worked in excess of 40 hours per week and were erroneously denied overtime compensation as required by federal and state wage and hour laws. The Complaint was filed in the U.S. District Court of Connecticut on May 3, 2012. Since the Complaint was brought under both federal and state law, the Complaint sought certification of two different but overlapping classes. The plaintiffs sought damages in the amount of their respective unpaid overtime and minimum wage compensation, liquidated damages, interest and attorneys’ fees. On June 29, 2012, the Bank filed its Answer and Affirmative Defenses. On June 17, 2013, the Court granted the plaintiff’s motion for conditional certification under the Fair Labor Standards Act and denied the plaintiff’s motion for class certification for the plaintiff’s state law claims. On April 25, 2014, the parties reached an agreement in principle to settle this matter. On June 20, 2014, the plaintiff’s counsel filed a Withdrawal of the Constructive Discharge Complaint as to the state law claims. A hearing to consider the settlement was held and, on July 15, 2014, the Court approved the settlement, the amount of which had been adequately reserved. On August 1, 2014, all executed settlement agreements and payments were distributed in accordance with the terms of the Joint Stipulation of Settlement and Release, thus concluding this matter.

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the nine months ended September 30, 2014 and 2013.

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

The three levels within the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities or mutual funds and certain U.S. and government agency debt securities).

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed securities and CMOs);

•	quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently); and

•	other inputs that (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.) or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).

•	Level 3 – Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2014 and December 31, 2013, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United Financial’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	56.9	—	—	56.9
GSE residential mortgage-backed securities and CMOs	—	3,752.8	—	3,752.8
Corporate	—	60.3	—	60.3
Other	—	2.8	—	2.8
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	16.8	—	—	16.8
Mutual funds	16.0	—	—	16.0
Fixed income securities	—	6.1	—	6.1
Interest rate swaps	—	93.4	—	93.4
Foreign exchange contracts	—	0.7	—	0.7
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$98.0	$3,916.6	$—	$4,014.6

Financial liabilities:
Interest rate swaps	$—	$72.1	$—	$72.1
Foreign exchange contracts	—	0.3	—	0.3
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5

Total	$—	$72.9	$—	$72.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	48.9	—	—	48.9
GSE residential mortgage-backed securities and CMOs	—	4,096.4	—	4,096.4
Corporate	—	60.2	—	60.2
Other	—	2.5	—	2.5
Equity securities	—	0.2	—	0.2
Other assets:
U.S. Treasury	30.7	—	—	30.7
Fixed income securities	—	9.2	—	9.2
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	91.8	—	91.8
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$87.9	$4,260.7	$—	$4,348.6

Financial liabilities:
Interest rate swaps	$—	$76.7	$—	$76.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$77.0	$—	$77.0

As of September 30, 2014 and December 31, 2013, the fair value of the risk participation agreements totaled less than $0.1 million.

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2014 and 2013.

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

The following tables summarize People’s United Financial’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$33.4	$—	$33.4
Impaired loans (2)	—	—	49.4	49.4
REO and repossessed assets (3)	—	—	32.1	32.1

Total	$—	$33.4	$81.5	$114.9

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$23.3	$—	$23.3
Impaired loans (2)	—	—	66.7	66.7
REO and repossessed assets (3)	—	—	31.2	31.2

Total	$—	$23.3	$97.9	$121.2

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2014 and 2013.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $30.2 million, $14.1 million and $5.1 million of commercial real estate loans, commercial and industrial loans, and equipment financing loans, respectively, at September 30, 2014. The provision for loan losses on impaired loans totaled $6.7 million and $11.5 million for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Represents: (i) $16.2 million of residential REO; (ii) $12.4 million of commercial REO; and (iii) $3.5 million of repossessed assets at September 30, 2014. Charge-offs to the allowance for loan losses related to loans that were transferred to REO and repossessed assets totaled $1.0 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $3.7 million and $5.3 million for the same periods.

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

Cash, Short-Term Investments and Securities Purchased Under Agreements to Resell

Cash and due from banks are classified as Level 1. Short-term investments and securities purchased under agreements to resell have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk (“IRR”). As such, these fair values are classified as Level 2.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United Financial’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of September 30, 2014 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$312.0	$312.0	$—	$—	$312.0
Short-term investments	207.6	—	207.6	—	207.6
Securities purchased under agreements to resell	300.0	—	300.0	—	300.0
Securities held to maturity	630.1	—	669.1	1.5	670.6
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	25,708.0	—	4,750.9	20,737.4	25,488.3
Financial liabilities:
Time deposits	5,013.6	—	5,048.2	—	5,048.2
Other deposits	20,247.7	—	20,247.7	—	20,247.7
FHLB advances	2,467.5	—	2,473.4	—	2,473.4
Customer repurchase agreements	475.6	—	475.6	—	475.6
Federal funds purchased	469.0	—	469.0	—	469.0
Repurchase agreements	1.0	—	1.0	—	1.0
Other borrowings	2.7	—	2.7	—	2.7
Notes and debentures	1,021.5	—	1,026.7	—	1,026.7

(1)	Excludes impaired loans totaling $49.4 million measured at fair value on a non-recurring basis.

	Carrying	Estimated Fair Value Measurements Using
As of December 31, 2013 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$350.8	$350.8	$—	$—	$350.8
Short-term investments	123.6	—	123.6	—	123.6
Securities held to maturity	640.5	—	641.5	1.0	642.5
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	24,135.8	—	4,402.0	19,498.7	23,900.7
Financial liabilities:
Time deposits	4,382.9	—	4,434.9	—	4,434.9
Other deposits	18,174.4	—	18,174.4	—	18,174.4
FHLB advances	3,719.8	—	3,728.2	—	3,728.2
Federal funds purchased	825.0	—	825.0	—	825.0
Customer repurchase agreements	501.2	—	501.2	—	501.2
Repurchase agreements	1.0	—	1.0	—	1.0
Other borrowings	10.0	—	10.0	—	10.0
Notes and debentures	639.1	—	613.2	—	613.2

(1)	Excludes impaired loans totaling $66.7 million measured at fair value on a non-recurring basis.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 12), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions and exchanges that undergo comprehensive and periodic internal credit analysis as well as maintain investment grade credit ratings from the major credit rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2014 was $2.9 million, for which People’s United Financial had posted collateral of $2.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.6 million in additional collateral would have been required.

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

People’s United Financial has entered into a pay fixed/receive floating interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). These notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three-month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating-rate interest amounts received under the swap are calculated using the same floating-rate paid on these notes. The swap effectively converts the variable-rate subordinated notes to a fixed-rate liability and consequently reduces People’s United Financial’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge.

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

Foreign Exchange Contracts

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to (i) eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies and (ii) provide foreign exchange contracts on behalf of commercial banking customers within credit exposure limits. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans. Effective in the first quarter of 2010, People’s United Financial no longer designates foreign exchange contracts as hedging instruments.

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

Forward Commitments to Sell Residential Mortgage Loans and Related Interest Rate-Lock Commitments

People’s United Financial enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (all to be sold servicing released) in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s United Financial delivers originated loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s United Financial’s inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s United Financial will commit to an interest rate on a mortgage loan application at the time of application, or anytime thereafter. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives, with changes in fair value recognized in current earnings.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$2,945.6	$2,514.7	$65.1	$32.8	$19.5	$47.3
Institutional counterparties	N/A	2,945.6	2,514.7	25.4	59.0	51.7	27.9
Foreign exchange contracts	N/A	27.0	10.3	0.7	—	0.3	0.1
Risk participation agreements (2)	N/A	115.4	62.4	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	32.3	31.3	0.3	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	54.8	39.7	—	—	0.5	0.2

Total				91.5	91.9	72.0	75.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	0.9	1.5
Subordinated notes	Fair value	375.0	—	2.9	—	—	—

Total				2.9	—	0.9	1.5

Total derivatives				$94.4	$91.9	$72.9	$77.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

The following table summarizes the impact of People’s United Financial’s derivatives on pre-tax income and AOCL:

	Type of	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Nine months ended September 30 (in millions)	Hedge	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$100.1	$(34.2)	$—	$—
Institutional counterparties	N/A	(94.6)	40.7	—	—
Foreign exchange contracts	N/A	0.4	—	—	—
Risk participation agreements	N/A	(0.1)	0.2	—	—
Forward commitments to sell residential mortgage loans	N/A	0.2	(2.0)	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.3)	2.5	—	—

Total		5.7	7.2	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.0)	(1.0)	(0.4)	0.8
Interest rate locks	Cash flow	0.1	0.1	—	—
Interest rate swaps	Fair value	2.3	—	—	—

Total		1.4	(0.9)	(0.4)	0.8

Total derivatives		$7.1	$6.3	$(0.4)	$0.8

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

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

The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. The net amounts of the derivative assets and liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 11. The Company’s derivative contracts with commercial customers and customer repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

As of September 30, 2014 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$28.3	$—	$28.3
Securities purchased under agreements to resell	300.0	—	300.0
Foreign exchange contracts	0.7	—	0.7

Total	$329.0	$—	$329.0

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$52.6	$—	$52.6
Repurchase agreements (1)	1.0	—	1.0
Foreign exchange contracts	0.3	—	0.3

Total	$53.9	$—	$53.9

(1)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Gross Amounts Not Offset
As of September 30, 2014 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$3.7	$(3.7)	$—	$—
Counterparty B	3.6	(3.6)	—	—
Counterparty C	6.2	(3.3)	(2.7)	0.2
Counterparty D	7.2	(0.2)	(7.0)	—
Counterparty E	4.7	(4.7)	—	—
Other counterparties	2.9	(2.9)	—	—
Securities purchased under agreements to resell	300.0	—	(300.0)	—
Foreign exchange contracts	0.7	—	—	0.7

Total	$329.0	$(18.4)	$(309.7)	$0.9

Financial liabilities:
Interest rate swaps:
Counterparty A	$10.8	$(3.7)	$(7.1)	$—
Counterparty B	9.5	(3.6)	(5.9)	—
Counterparty C	3.3	(3.3)	—	—
Counterparty D	0.2	(0.2)	—	—
Counterparty E	20.7	(4.7)	(16.0)	—
Other counterparties	8.1	(2.9)	(4.3)	0.9
Repurchase agreements	1.0	—	(1.0)	—
Foreign exchange contracts	0.3	—	—	0.3

Total	$53.9	$(18.4)	$(34.3)	$1.2

As of December 31, 2013 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$59.0	$—	$59.0

Total	$59.0	$—	$59.0

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$29.4	$—	$29.4
Repurchase agreements (1)	1.0	—	1.0
Foreign exchange contracts	0.1	—	0.1

Total	$30.5	$—	$30.5

(1)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

		Gross Amounts Not Offset
As of December 31, 2013 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$7.6	$(7.6)	$—	$—
Counterparty B	8.4	(8.2)	—	0.2
Counterparty C	13.3	(2.4)	(10.0)	0.9
Counterparty D	14.1	—	(14.1)	—
Counterparty E	9.5	(1.8)	—	7.7
Other counterparties	6.1	(2.8)	(1.9)	1.4

Total	$59.0	$(22.8)	$(26.0)	$10.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.4	$(7.6)	$(3.8)	$—
Counterparty B	8.2	(8.2)	—	—
Counterparty C	2.4	(2.4)	—	—
Counterparty D	—	—	—	—
Counterparty E	1.8	(1.8)	—	—
Other counterparties	5.6	(2.8)	(2.8)	—
Foreign exchange contracts	0.1	—	—	0.1
Repurchase agreements	1.0	—	(1.0)	—

Total	$30.5	$(22.8)	$(7.6)	$0.1

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Repurchase Agreements

In June 2014, the FASB amended its standards with respect to repurchase agreements to (i) require that repurchase-to-maturity transactions be accounted for as secured borrowings, thereby eliminating the possibility of such transactions qualifying for sale accounting treatment, and (ii) eliminate existing guidance for repurchase financings. The amendment also requires enhanced disclosures for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. This new guidance is required to be adopted for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 (January 1, 2015 for People’s United Financial). However, for repurchase and securities lending transactions reported as secured borrowings, the enhanced disclosures required by the new guidance are effective for annual periods beginning after December 15, 2014 (January 1, 2015 for People’s United Financial) and interim periods beginning after March 15, 2015

(April 1, 2015 for People’s United Financial). Early adoption is not permitted for public business entities. In adopting this new guidance, all entities must report changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. As of September 30, 2014, none of the Company’s repurchase agreements represented repurchase-to-maturity transactions or repurchase financings and all repurchase agreements have been accounted for as secured borrowings. As such, the adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure

In August 2014, the FASB amended its standards with respect to the classification of certain government-guaranteed residential mortgage loans to clarify that upon foreclosure of mortgage loans within the scope of the standard, a creditor will be required to reclassify the previously existing mortgage loan to a separate receivable from the guarantor, measured at the amount of the guarantee that it expects to collect. This amendment, which can be applied prospectively or through the use of the modified retrospective method, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for People’s United Financial). However, the transition method selected must be consistent with the method applied in adopting the Auditing Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption is permitted only if ASU 2014-04 has been adopted. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United Financial’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United Financial include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) changes in accounting and regulatory guidance applicable to banks; (7) price levels and conditions in the public securities markets generally; (8) competition and its effect on pricing, spending, third-party relationships and revenues; and (9) changes in regulation resulting from or relating to financial reform legislation.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United Financial does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Earnings Data:
Net interest income (fully taxable equivalent)	$233.3	$232.8	$227.8	$697.9	$676.3
Net interest income	228.5	228.2	223.5	683.8	663.7
Provision for loan losses	12.4	8.8	12.1	30.7	33.7
Non-interest income (1)	84.0	100.1	86.1	264.0	259.2
Non-interest expense	208.8	208.3	212.5	633.8	630.3
Operating non-interest expense (2)	206.7	206.7	209.2	624.9	618.6
Income before income tax expense (1)	91.3	111.2	85.0	283.3	258.9
Net income	61.6	72.3	58.5	187.0	173.1
Operating earnings (2)	63.0	59.9	60.8	179.4	181.1

Selected Statistical Data:
Net interest margin (3)	3.05%	3.13%	3.30%	3.12%	3.33%
Return on average assets (3)	0.72	0.87	0.75	0.75	0.75
Operating return on average assets (2), (3)	0.74	0.72	0.78	0.72	0.79
Return on average tangible assets (3)	0.77	0.93	0.80	0.80	0.81
Return on average stockholders’ equity (3)	5.3	6.3	5.1	5.4	4.8
Return on average tangible stockholders’ equity (3)	9.7	11.6	9.4	10.0	8.6
Operating return on average tangible stockholders’ equity (2), (3)	9.9	9.6	9.8	9.6	9.0
Efficiency ratio (2)	61.4	61.8	62.2	62.4	62.1

Common Share Data:
Basic and diluted earnings per share	$0.21	$0.24	$0.19	$0.62	$0.55
Operating earnings per share (2)	0.21	0.20	0.20	0.60	0.58
Dividends paid per share	0.165	0.165	0.1625	0.4925	0.4850
Dividend payout ratio	80.2%	68.4%	86.0%	78.8%	89.5%
Operating dividend payout ratio (2)	78.4	82.5	82.7	82.2	85.6
Book value per share (end of period)	$15.52	$15.46	$15.07	$15.52	$15.07
Tangible book value per share (end of period) (2)	8.49	8.41	8.14	8.49	8.14
Stock price:
High	15.32	15.23	15.67	15.70	15.67
Low	14.24	14.00	14.07	13.73	12.22
Close (end of period)	14.47	15.17	14.38	14.47	14.38

(1)	Three months ended June 30, 2014 and nine months ended September 30, 2014 include a $20.6 million net gain (pre-tax) resulting from the formation of a merchant services joint venture. Previously reported amounts for the three and nine months ended September 30, 2013 have been restated to reflect the change in accounting for investments in qualified affordable housing projects. See Notes 1 and 13 to the Consolidated Financial Statements.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Financial Condition Data:
Total assets	$34,775	$33,921	$33,112	$33,214	$31,511
Loans	25,954	25,455	24,629	24,390	23,227
Securities	4,687	4,580	4,690	5,033	4,379
Short-term investments (1)	508	99	73	124	148
Allowance for loan losses	197	193	190	188	188
Goodwill and other acquisition-related intangible assets	2,109	2,115	2,121	2,127	2,134
Deposits	25,261	24,089	23,666	22,557	22,190
Borrowings	3,416	3,773	3,887	5,057	3,621
Notes and debentures	1,022	1,040	639	639	639
Stockholders’ equity	4,655	4,636	4,596	4,568	4,638
Total risk-weighted assets (2)	26,967	26,591	25,749	25,386	23,731
Non-performing assets (3)	229	233	231	248	271
Net loan charge-offs	8.1	6.5	7.0	10.4	9.6

Average Balances:
Loans	$25,611	$24,856	$24,248	$23,598	$22,916
Securities (4)	4,691	4,674	4,908	4,550	4,529
Short-term investments (1)	254	206	121	146	179
Total earning assets	30,556	29,736	29,277	28,294	27,624
Total assets	34,150	33,273	32,799	31,822	31,216
Deposits	24,660	23,851	22,863	22,379	22,066
Total funding liabilities	29,125	28,305	27,850	26,817	26,168
Stockholders’ equity	4,648	4,609	4,564	4,574	4,622

Ratios:
Net loan charge-offs to average total loans (annualized)	0.13%	0.10%	0.12%	0.18%	0.17%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.92	0.96	1.00	1.08	1.26
Originated allowance for loan losses to:
Originated loans (3)	0.75	0.75	0.78	0.78	0.82
Originated non-performing loans (3)	94.1	91.7	92.7	81.9	74.8
Average stockholders’ equity to average total assets	13.6	13.9	13.9	14.4	14.8
Stockholders’ equity to total assets	13.4	13.7	13.9	13.8	14.7
Tangible stockholders’ equity to tangible assets (5)	7.8	7.9	8.0	7.9	8.5
Total risk-based capital (2)	12.3	12.5	11.2	12.4	12.6

(1)	Includes securities purchased under agreements to resell.
(2)	Consolidated. See Regulatory Capital Requirements.
(3)	Excludes acquired loans.
(4)	Average balances for securities are based on amortized cost.
(5)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United Financial’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Total non-interest expense	$208.8	$208.3	$212.5	$633.8	$630.3

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(1.8)	—	(2.8)	(6.2)	(9.0)
Severance-related costs	(0.3)	(1.6)	(0.5)	(2.7)	(2.4)
Acquisition integration and other costs	—	—	—	—	(0.3)

Total	(2.1)	(1.6)	(3.3)	(8.9)	(11.7)

Operating non-interest expense	206.7	206.7	209.2	624.9	618.6

Operating lease expense (1)	(8.7)	(8.7)	(7.8)	(28.5)	(22.9)
Amortization of other acquisition-related intangible assets	(6.2)	(6.2)	(6.5)	(18.6)	(19.6)
Other (2)	(2.2)	(3.7)	(4.0)	(7.9)	(8.9)

Total non-interest expense for efficiency ratio	$189.6	$188.1	$190.9	$569.9	$567.2

Net interest income (FTE basis)	$233.3	$232.8	$227.8	$697.9	$676.3
Total non-interest income	84.0	100.1	86.1	264.0	259.2

Total revenues	317.3	332.9	313.9	961.9	935.5
Adjustments:
Gain on merchant services joint venture, net of expenses	—	(20.6)	—	(20.6)	—
Operating lease expense (1)	(8.7)	(8.7)	(7.8)	(28.5)	(22.9)
BOLI FTE adjustment	0.7	0.6	0.6	1.9	1.4
Net security gains	(0.2)	—	—	(0.3)	—
Other (3)	(0.5)	—	—	(0.6)	(0.9)

Total revenues for efficiency ratio	$308.6	$304.2	$306.7	$913.8	$913.1

Efficiency ratio	61.4%	61.8%	62.2%	62.4%	62.1%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to our other fee-based businesses that are already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United Financial’s operating earnings, operating earnings per share and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net income, as reported	$61.6	$72.3	$58.5	$187.0	$173.1

Adjustments to arrive at operating earnings:
Gain on merchant services joint venture, net of expenses	—	(20.6)	—	(20.6)	—
Writedowns of banking house assets	1.8	—	2.8	6.2	9.0
Severance-related costs	0.3	1.6	0.5	2.7	2.4
Acquisition integration and other costs	—	—	—	—	0.3

Total pre-tax adjustments	2.1	(19.0)	3.3	(11.7)	11.7
Tax effect	(0.7)	6.6	(1.0)	4.1	(3.7)

Total adjustments, net of tax	1.4	(12.4)	2.3	(7.6)	8.0

Operating earnings	$63.0	$59.9	$60.8	$179.4	$181.1

Earnings per share, as reported	$0.21	$0.24	$0.19	$0.62	$0.55

Adjustments to arrive at operating earnings per share:
Gain on merchant services joint venture, net of expenses	—	(0.04)	—	(0.04)	—
Writedowns of banking house assets	—	—	0.01	0.01	0.03
Severance-related costs	—	—	—	0.01	—
Acquisition integration and other costs	—	—	—	—	—

Total adjustments per share	—	(0.04)	0.01	(0.02)	0.03

Operating earnings per share	$0.21	$0.20	$0.20	$0.60	$0.58

Average total assets	$34,150	$33,273	$31,216	$33,412	$30,735

Operating return on average assets (annualized)	0.74%	0.72%	0.78%	0.72%	0.79%

The following tables summarize People’s United Financial’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Operating earnings	$63.0	$59.9	$60.8	$179.4	$181.1

Average stockholders’ equity	$4,648	$4,609	$4,622	$4,607	$4,816
Less: Average goodwill and average other acquisition-related intangible assets	2,112	2,118	2,137	2,118	2,144

Average tangible stockholders’ equity	$2,536	$2,491	$2,485	$2,489	$2,672

Operating return on average tangible stockholders’ equity (annualized)	9.9%	9.6%	9.8%	9.6%	9.0%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Dividends paid	$49.4	$49.4	$50.3	$147.4	$155.0

Operating earnings	$63.0	$59.9	$60.8	$179.4	$181.1

Operating dividend payout ratio	78.4%	82.5%	82.7%	82.2%	85.6%

The following tables summarize People’s United Financial’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

(in millions, except per share data)	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Total stockholders’ equity	$4,655	$4,636	$4,596	$4,568	$4,638
Less: Goodwill and other acquisition-related intangible assets	2,109	2,115	2,121	2,127	2,134

Tangible stockholders’ equity	$2,546	$2,521	$2,475	$2,441	$2,504

Total assets	$34,775	$33,921	$33,112	$33,214	$31,511
Less: Goodwill and other acquisition-related intangible assets	2,109	2,115	2,121	2,127	2,134

Tangible assets	$32,666	$31,806	$30,991	$31,087	$29,377

Tangible equity ratio	7.8%	7.9%	8.0%	7.9%	8.5%

(in millions, except per share data)	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Tangible stockholders’ equity	$2,546	$2,521	$2,475	$2,441	$2,504

Common shares issued	396.71	396.66	396.45	396.45	396.44
Less: Common shares classified as treasury shares	89.04	89.03	89.03	89.54	80.62
Unallocated ESOP common shares	7.75	7.84	7.93	8.01	8.10

Common shares	299.92	299.79	299.49	298.90	307.72

Tangible book value per share	$8.49	$8.41	$8.26	$8.17	$8.14

Recent Developments

In October 2014, People’s United Bank (the “Bank”) filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert to a national bank charter from its current federal savings bank charter. Concurrently, People’s United Financial submitted an application with the Federal Reserve Bank of New York (the “FRB-NY”) to convert to a bank holding company.

Financial Overview

People’s United Financial reported net income of $61.6 million, or $0.21 per diluted share, for the three months ended September 30, 2014, compared to $58.5 million, or $0.19 per diluted share, for the year-ago period. Operating earnings were $63.0 million, or $0.21 per share, and $60.8 million, or $0.20 per share, for the respective periods. Compared to the year-ago period, third quarter 2014 earnings reflect continued loan and deposit growth, and the negative impact of the historically low interest rate environment. People’s United Financial’s operating return on average assets was 0.74% for the three months ended September 30, 2014 compared to 0.78% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.9% for the three months ended September 30, 2014 compared to 9.8% for the year-ago period.

People’s United Financial reported net income of $187.0 million, or $0.62 per diluted share, for the nine months ended September 30, 2014, compared to $173.1 million, or $0.55 per diluted share, for the year-ago period. Included in the results for the nine months ended September 30, 2014 is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture (see Note 1 to the Consolidated Financial Statements). Operating earnings were $179.4 million, or $0.60 per share, and $181.1 million, or $0.58 per share, for the respective periods. FTE net interest income totaled $697.9 million for the nine months ended September 30, 2014, a $21.6 million increase from the year-ago period and the net interest margin decreased 21 basis points to 3.12%. People’s United Financial’s operating return on average assets was 0.72% for the nine months ended September 30, 2014 compared to 0.79% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.6% for the nine months ended September 30, 2014 compared to 9.0% for the year-ago period.

Compared to the third quarter of 2013, FTE net interest income increased $5.5 million to $233.3 million and the net interest margin decreased 25 basis points to 3.05%. FTE net interest income increased $0.5 million and the net interest margin decreased eight basis points compared to the second quarter of 2014 (see Net Interest Income).

Average total earning assets increased $2.9 billion compared to the third quarter of 2013, primarily reflecting a $2.7 billion increase in average total loans. Average total funding liabilities increased $3.0 billion compared to the year-ago quarter, reflecting increases of $2.6 billion in average total deposits and $383 million in average notes and debentures.

Compared to the year-ago quarter, total non-interest income decreased $2.1 million and total non-interest expense decreased $3.7 million. The efficiency ratio was 61.4% for the third quarter of 2014 compared to 62.2% for the year-ago period
(see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the third quarter of 2014 totaled $12.4 million compared to $12.1 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.13% in the third quarter of 2014 compared to 0.17% in the year-ago quarter. The allowance for loan losses on originated loans was $185.0 million at September 30, 2014, a $7.5 million increase from December 31, 2013. The allowance for loan losses on acquired loans was $11.9 million and $10.3 million at September 30, 2014 and December 31, 2013, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $228.7 million at September 30, 2014, a $19.1 million decrease from December 31, 2013. At September 30, 2014, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 94.1% (see Asset Quality).

People’s United Financial’s total stockholders’ equity was $4.7 billion at September 30, 2014 compared to $4.6 billion at December 31, 2013 and as a percentage of total assets, stockholders’ equity was 13.4% and 13.8%, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 7.8% at September 30, 2014 compared to 7.9% at December 31, 2013 (see Stockholders’ Equity and Dividends).

The Bank’s and People’s United Financial’s (consolidated) Total risk-based capital ratios were 13.2% and 12.3%, respectively, at September 30, 2014 compared to 12.4% and 11.3%, respectively, at December 31, 2013 (see Regulatory Capital Requirements).

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

When performed, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. At this time, management believes that none of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test.

Segment Performance Summary

Three months ended September 30, 2014 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$127.2	$105.7	$232.9	$1.7	$(6.1)	$228.5
Provision for loan losses	11.9	4.6	16.5	—	(4.1)	12.4
Total non-interest income	36.4	43.5	79.9	2.5	1.6	84.0
Total non-interest expense	67.6	132.5	200.1	1.2	7.5	208.8

Income (loss) before income tax expense (benefit)	84.1	12.1	96.2	3.0	(7.9)	91.3
Income tax expense (benefit)	27.4	3.9	31.3	1.0	(2.6)	29.7

Net income (loss)	$56.7	$8.2	$64.9	$2.0	$(5.3)	$61.6

Average total assets	$19,354.0	$8,907.4	$28,261.4	$5,247.9	$641.1	$34,150.4
Average total liabilities	4,241.6	19,173.7	23,415.3	5,778.8	308.2	29,502.3

Nine months ended September 30, 2014 (in millions)	Commercial Banking	Retail and Business Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$372.7	$321.6	$694.3	$6.2	$(16.7)	$683.8
Provision for loan losses	34.0	13.7	47.7	—	(17.0)	30.7
Total non-interest income	105.2	126.4	231.6	6.0	26.4	264.0
Total non-interest expense	197.7	404.2	601.9	5.7	26.2	633.8

Income before income tax expense	246.2	30.1	276.3	6.5	0.5	283.3
Income tax expense	83.5	10.2	93.7	2.3	0.3	96.3

Net income	$162.7	$19.9	$182.6	$4.2	$0.2	$187.0

Average total assets	$18,709.6	$8,833.4	$27,543.0	$5,246.9	$622.4	$33,412.3
Average total liabilities	4,061.8	19,200.1	23,261.9	5,229.0	314.2	28,805.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net interest income	$127.2	$123.8	$372.7	$362.0
Provision for loan losses	11.9	12.0	34.0	34.7
Total non-interest income	36.4	35.6	105.2	107.9
Total non-interest expense	67.6	59.4	197.7	179.5

Income before income tax expense	84.1	88.0	246.2	255.7
Income tax expense	27.4	27.4	83.5	84.6

Net income	$56.7	$60.6	$162.7	$171.1

Average total assets	$19,354.0	$17,116.8	$18,709.6	$16,626.0
Average total liabilities	4,241.6	3,450.1	4,061.8	3,318.0

Commercial Banking net income decreased $3.9 million compared to the third quarter of 2013, as an increase in net interest income was more than offset by an increase in non-interest expense. The $3.4 million increase in net interest income primarily reflects continued loan growth and lower net FTP funding charges, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans. The increase in non-interest income in the third quarter of 2014 from the year-ago quarter primarily reflects an increase in operating lease income resulting from a higher level of equipment leased to PCLC customers, partially offset by a decrease in commercial banking lending fees. The $8.2 million increase in non-interest expense in the third quarter of 2014 compared to the third quarter of 2013 reflects both a higher level of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.2 billion and average total liabilities increased $0.8 billion compared to the third quarter of 2013, reflecting loan and deposit growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net interest income	$105.7	$113.6	$321.6	$349.0
Provision for loan losses	4.6	3.9	13.7	11.4
Total non-interest income	43.5	46.7	126.4	138.1
Total non-interest expense	132.5	139.5	404.2	414.7

Income before income tax expense	12.1	16.9	30.1	61.0
Income tax expense	3.9	5.3	10.2	20.3

Net income	$8.2	$11.6	$19.9	$40.7

Average total assets	$8,907.4	$8,547.7	$8,833.4	$8,445.5
Average total liabilities	19,173.7	19,206.3	19,200.1	19,064.0

Retail and Business Banking net income decreased $3.4 million compared to the third quarter of 2013. The $7.9 million decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans, and lower FTP funding credits, partially offset by continued loan growth. The $3.2 million decrease in non-interest income primarily reflects a $2.8 million decrease in net gains on sales of residential mortgages. The $7.0 million decrease in non-interest expense primarily reflects a lower level of direct and allocated expenses. Average total assets increased $360 million compared to the third quarter of 2013, reflecting loan growth. The $33 million decrease in average total liabilities reflects a decrease in customer repurchase agreements partially offset by deposit growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net interest income (loss)	$1.7	$(10.5)	$6.2	$(43.3)
Total non-interest income	2.5	1.5	6.0	4.8
Total non-interest expense	1.2	1.9	5.7	(0.2)

Income (loss) before income tax expense (benefit)	3.0	(10.9)	6.5	(38.3)
Income tax expense (benefit)	1.0	(3.4)	2.3	(12.7)

Net income (loss)	$2.0	$(7.5)	$4.2	$(25.6)

Average total assets	$5,247.9	$4,936.0	$5,246.9	$5,047.1
Average total liabilities	5,778.8	3,556.2	5,229.0	3,143.5

Treasury’s net income in the third quarter of 2014 compared to a loss in the third quarter of 2013 reflects a $12.2 million increase in net interest income. The improvement in net interest income primarily reflects lower FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The increase in non-interest income primarily reflects increases in BOLI income and net security gains. The decrease in non-interest expense primarily reflects a decrease in allocated expenses partially offset by an increase in direct expenses. Average total assets increased $312 million compared to the third quarter of 2013, primarily reflecting an increase in average securities. The $2.2 billion increase in average total liabilities compared to the third quarter of 2013 primarily reflects increases in average brokered deposits and notes and debentures.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: the gain on the merchant services joint venture totaling $20.6 million for the nine months ended September 30, 2014 (included in total non-interest income); and one-time charges (included in total non-interest expense) totaling $2.1 million and $8.9 million for the three and nine months ended September 30, 2014, respectively, and $3.3 million and $11.7 million for the three and nine months ended September 30, 2013, respectively. Included in “Other” are assets such as cash, premises and equipment, and other assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net interest loss	$(6.1)	$(3.4)	$(16.7)	$(4.0)
Provision for loan losses	(4.1)	(3.8)	(17.0)	(12.4)
Total non-interest income	1.6	2.3	26.4	8.4
Total non-interest expense	7.5	11.7	26.2	36.3

Income (loss) before income tax expense (benefit)	(7.9)	(9.0)	0.5	(19.5)
Income tax expense (benefit)	(2.6)	(2.8)	0.3	(6.4)

Net income (loss)	$(5.3)	$(6.2)	$0.2	$(13.1)

Average total assets	$641.1	$615.7	$622.4	$616.2
Average total liabilities	308.2	381.5	314.2	393.5

Net Interest Income

Net interest income and net interest margin are affected by many factors, including changes in average balances; interest rate fluctuations and the slope of the yield curve; sales of loans and securities; residential mortgage loan and mortgage-backed security prepayment rates; product pricing; competitive forces; the relative mix, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities; non-interest-bearing sources of funds; hedging activities; and asset quality.

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for the third quarter of 2014, the average effective federal funds rate was 0.09%. The net interest margin was 3.05% in the third quarter of 2014 compared to 3.13% in the second quarter of 2014 and 3.30% in the third quarter of 2013. The decline in the net interest margin from the second quarter of 2014 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in lower-yielding short-term investments.

Third Quarter 2014 Compared to Third Quarter 2013

FTE net interest income increased $5.5 million compared to the third quarter of 2013, reflecting a $7.2 million increase in total interest and dividend income partially offset by a $1.7 million increase in total interest expense, and the net interest margin decreased 25 basis points to 3.05%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio (24 basis points).

Average total earning assets were $30.6 billion in the third quarter of 2014, a $2.9 billion increase from the third quarter of 2013, primarily reflecting increases of $2.7 billion in average total loans and $161 million in average securities. Average total loans, average securities and average short-term investments comprised 84%, 15% and 1%, respectively, of average total earning assets in the third quarter of 2014 compared to 83%, 16% and 1%, respectively, in the 2013 period. In the current quarter, the yield earned on the total loan portfolio was 3.71% and the yield earned on securities and short-term investments was 2.11%, compared to 4.06% and 2.04%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, approximately 46% of the loan portfolio had floating interest rates at September 30, 2014 compared to approximately 45% at December 31, 2013.

The average total commercial banking loan and residential mortgage portfolios increased $2.2 billion and $480 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans increased $39 million compared to the year-ago quarter, reflecting a $58 million increase in average home equity loans partially offset by a $21 million decrease in average indirect auto loans.

Average total funding liabilities were $29.1 billion in the third quarter of 2014, a $3.0 billion increase from the year-ago period, reflecting increases of $2.6 billion in average total deposits and $383 million in average notes and debentures. The increase in average total deposits reflects organic growth and a $1.8 billion increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits, and average non-interest-bearing deposits increased $693 million and $415 million, respectively, while average time deposits decreased $304 million. Average total deposits comprised 85% and 84% of average total funding liabilities in the third quarter of 2014 and the year-ago period, respectively. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The two basis point decrease to 0.42% in the rate paid on average total funding liabilities primarily reflects a decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average deposits decreased three basis points from the third quarter of 2013, primarily reflecting a 12 basis point decrease in time deposits. Average savings and money market deposits and average time deposits comprised 59% and 19%, respectively, of average total deposits in the third quarter of 2014 compared to 57% and 20%, respectively, in the comparable 2013 period.

Third Quarter 2014 Compared to Second Quarter 2014

FTE net interest income increased $0.5 million compared to the second quarter of 2014, reflecting a $2.4 million increase in total interest and dividend income partially offset by a $1.9 million increase in total interest expense, and the net interest margin decreased eight basis points to 3.05%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio (six basis points) and the impact from a full quarter of interest expense on the subordinated notes (two basis points), partially offset by the benefit from one more calendar day in the third quarter of 2014 (two basis points).

Average total earning assets increased $820 million, primarily reflecting increases of $755 million in average total loans and $48 million in average short-term investments. The average total commercial banking loan and residential mortgage portfolios increased $636 million and $94 million, respectively, compared to the second quarter.

Average total funding liabilities increased $820 million, reflecting increases of $809 million in average total deposits and $361 million in average notes and debentures, partially offset by a $350 million decrease in average total borrowings. The increase in average total deposits reflects organic growth and a $752 million increase in average brokered deposits. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, and the nine months ended September 30, 2014 and 2013. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United Financial has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United Financial’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2014			June 30, 2014			September 30, 2013
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$254.3	$0.1	0.20%	$206.3	$0.1	0.21%	$179.4	$—	0.21%
Securities (3)	4,690.3	26.0	2.22	4,673.5	26.4	2.26	4,528.9	24.0	2.12
Loans:
Commercial (4)	9,566.4	91.5	3.83	9,087.1	89.8	3.95	8,470.2	88.7	4.19
Commercial real estate	9,228.6	89.2	3.86	9,072.3	88.6	3.91	8,148.3	90.0	4.42
Residential mortgage	4,636.5	38.4	3.31	4,539.5	38.0	3.35	4,156.2	35.2	3.38
Consumer	2,179.6	18.5	3.40	2,157.1	18.4	3.41	2,140.9	18.6	3.48

Total loans	25,611.1	237.6	3.71	24,856.0	234.8	3.78	22,915.6	232.5	4.06

Total earning assets	30,555.7	$263.7	3.45%	29,735.8	$261.3	3.52%	27,623.9	$256.5	3.71%

Other assets	3,594.7			3,537.0			3,592.3

Total assets	$34,150.4			$33,272.8			$31,216.2

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,492.0	$—	—%	$5,299.7	$—	—%	$5,077.0	$—	—%
Savings, interest-bearing checking and money market	14,481.8	9.3	0.26	14,138.0	9.1	0.26	12,482.3	8.2	0.26
Time	4,685.8	10.9	0.93	4,413.3	10.6	0.96	4,507.1	11.9	1.05

Total deposits	24,659.6	20.2	0.33	23,851.0	19.7	0.33	22,066.4	20.1	0.36

Borrowings:
Federal Home Loan Bank advances	2,454.8	2.3	0.38	2,770.6	2.3	0.33	2,387.8	2.2	0.37
Customer repurchase agreements	486.8	0.2	0.20	472.8	0.2	0.20	548.7	0.3	0.20
Federal funds purchased	425.6	0.2	0.17	405.9	0.2	0.19	520.5	0.2	0.17
Repurchase agreements	73.0	0.1	0.26	138.8	0.1	0.24	1.0	—	1.75
Other borrowings	2.5	—	0.32	4.2	—	—	4.9	—	0.08

Total borrowings	3,442.7	2.8	0.32	3,792.3	2.8	0.30	3,462.9	2.7	0.31

Notes and debentures	1,022.3	7.4	2.89	661.2	6.0	3.64	639.0	5.9	3.69

Total funding liabilities	29,124.6	$30.4	0.42%	28,304.5	$28.5	0.40%	26,168.3	$28.7	0.44%

Other liabilities	377.7			359.8			425.8

Total liabilities	29,502.3			28,664.3			26,594.1
Stockholders’ equity	4,648.1			4,608.5			4,622.1

Total liabilities and stockholders’ equity	$34,150.4			$33,272.8			$31,216.2

Net interest income/spread (5)		$233.3	3.03%		$232.8	3.12%		$227.8	3.27%

Net interest margin			3.05%			3.13%			3.30%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $4.8 million, $4.6 million and $4.3 million for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2014			September 30, 2013
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$194.3	$0.3	0.20%	$159.5	$0.2	0.20%
Securities (3)	4,756.4	79.7	2.23	4,544.5	72.8	2.13
Loans:
Commercial (4)	9,121.9	269.1	3.93	8,380.5	267.0	4.25
Commercial real estate	9,069.6	266.5	3.92	7,771.2	262.7	4.51
Residential mortgage	4,553.3	114.3	3.35	4,047.2	104.8	3.45
Consumer	2,165.2	55.2	3.40	2,142.5	56.1	3.49

Total loans	24,910.0	705.1	3.77	22,341.4	690.6	4.12

Total earning assets	29,860.7	$785.1	3.51%	27,045.4	$763.6	3.76%

Other assets	3,551.6			3,689.4

Total assets	$33,412.3			$30,734.8

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,327.5	$—	—%	$4,973.0	$—	—%
Savings, interest-bearing checking and money market	13,970.5	27.0	0.26	12,281.9	24.5	0.27
Time	4,499.9	32.2	0.95	4,567.0	36.9	1.08

Total deposits	23,797.9	59.2	0.33	21,821.9	61.4	0.37

Borrowings:
Federal Home Loan Bank advances	2,812.9	7.2	0.34	1,840.5	5.9	0.43
Customer repurchase agreements	489.0	0.7	0.20	533.5	0.8	0.20
Federal funds purchased	479.9	0.7	0.17	637.0	0.9	0.19
Repurchase agreements	71.2	0.1	0.25	1.0	—	1.75
Other borrowings	4.7	—	0.08	1.7	—	0.08

Total borrowings	3,857.7	8.7	0.30	3,013.7	7.6	0.34

Notes and debentures	775.7	19.3	3.32	650.3	18.3	3.75

Total funding liabilities	28,431.3	$87.2	0.41%	25,485.9	$87.3	0.46%

Other liabilities	373.8			433.1

Total liabilities	28,805.1			25,919.0
Stockholders’ equity	4,607.2			4,815.8

Total liabilities and stockholders’ equity	$33,412.3			$30,734.8

Net interest income/spread (5)		$697.9	3.10%		$676.3	3.30%

Net interest margin			3.12%			3.33%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $14.1 million and $12.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30, 2014 Compared To
	September 30, 2013 Increase (Decrease)			June 30, 2014 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$0.1	$0.1	$—	$—	$—
Securities	0.9	1.1	2.0	0.1	(0.5)	(0.4)
Loans:
Commercial	10.9	(8.1)	2.8	4.6	(2.9)	1.7
Commercial real estate	11.2	(12.0)	(0.8)	1.5	(0.9)	0.6
Residential mortgage	4.0	(0.8)	3.2	0.8	(0.4)	0.4
Consumer	0.3	(0.4)	(0.1)	0.2	(0.1)	0.1

Total loans	26.4	(21.3)	5.1	7.1	(4.3)	2.8

Total change in interest and dividend income	27.3	(20.1)	7.2	7.2	(4.8)	2.4

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.3	(0.2)	1.1	0.2	—	0.2
Time	0.4	(1.4)	(1.0)	0.6	(0.3)	0.3

Total deposits	1.7	(1.6)	0.1	0.8	(0.3)	0.5

Borrowings:
Federal Home Loan Bank advances	0.1	—	0.1	(0.3)	0.3	—
Customer repurchase agreements	—	(0.1)	(0.1)	—	—	—
Federal funds purchased	—	—	—	—	—	—
Repurchase agreements	—	0.1	0.1	—	—	—
Other borrowings	—	—	—	—	—	—

Total borrowings	0.1	—	0.1	(0.3)	0.3	—

Notes and debentures	3.0	(1.5)	1.5	2.8	(1.4)	1.4

Total change in interest expense	4.8	(3.1)	1.7	3.3	(1.4)	1.9

Change in net interest income	$22.5	$(17.0)	$5.5	$3.9	$(3.4)	$0.5

Volume and Rate Analysis

	Nine Months Ended September 30, 2014 Compared To September 30, 2013 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$—	$0.1
Securities	3.5	3.4	6.9
Loans:
Commercial	40.6	(36.8)	3.8
Commercial real estate	22.7	(20.6)	2.1
Residential mortgage	12.8	(3.3)	9.5
Consumer	0.6	(1.5)	(0.9)

Total loans	76.7	(62.2)	14.5

Total change in interest and dividend income	80.3	(58.8)	21.5

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	3.3	(0.8)	2.5
Time	(0.5)	(4.2)	(4.7)

Total deposits	2.8	(5.0)	(2.2)

Borrowings:
Federal Home Loan Bank advances	2.7	(1.4)	1.3
Customer repurchase agreements	(0.1)	—	(0.1)
Federal funds purchased	(0.2)	—	(0.2)
Repurchase agreements	0.1	—	0.1
Other borrowings	—	—	—

Total borrowings	2.5	(1.4)	1.1

Notes and debentures	3.3	(2.3)	1.0

Total change in interest expense	8.6	(8.7)	(0.1)

Change in net interest income	$71.7	$(50.1)	$21.6

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Bank service charges	$33.3	$32.8	$33.3	$96.6	$95.5
Operating lease income	10.2	9.9	8.7	31.4	25.1
Investment management fees	10.7	10.6	9.2	31.1	27.6
Commercial banking lending fees	8.6	7.4	9.2	24.8	29.7
Insurance revenue	8.8	6.8	9.1	23.3	24.5
Brokerage commissions	3.4	3.6	3.3	10.2	10.0
Net gains on sales of residential mortgage loans	1.1	—	3.9	1.9	13.8
Net (losses) gains on sales of acquired loans	(0.2)	(0.4)	—	(0.6)	5.8
Gain on merchant services joint venture, net of expenses	—	20.6	—	20.6	—
Other non-interest income:
Customer interest rate swap income, net	1.8	2.2	3.2	5.4	6.9
BOLI	1.4	1.4	1.2	4.1	3.0
Net security gains	0.2	—	—	0.3	—
Other	4.7	5.2	5.0	14.9	17.3

Total other non-interest income	8.1	8.8	9.4	24.7	27.2

Total non-interest income	$84.0	$100.1	$86.1	$264.0	$259.2

Total non-interest income decreased $2.1 million compared to the third quarter of 2013 and, excluding the effect of the gain on the merchant services joint venture discussed below, increased $4.5 million compared to the second quarter of 2014. The decrease in non-interest income compared to the third quarter of 2013 primarily reflects decreases in customer interest rate swap income and net gains on sales of residential mortgage loans, partially offset by higher operating lease income and investment management fees. The increase compared to the second quarter of 2014 primarily reflects higher insurance revenue, commercial banking lending fees and net gains on sales of residential mortgage loans.

Bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) (see below). The increase in insurance revenue from the second quarter of 2014 reflects the seasonal nature of insurance renewals.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United Financial, totaled $10.7 billion and $5.5 billion, respectively, at September 30, 2014, compared to $10.8 billion and $5.2 billion, respectively, at December 31, 2013.

The decrease in net gains on sales of residential mortgage loans from the third quarter of 2013 primarily reflects a 59% decrease in the volume of residential mortgage loan sales, while the increase from the second quarter of 2014 primarily reflects a 45% increase in the volume of residential mortgage loan sales. On an FTE basis, BOLI income totaled $2.1 million in the third quarter of 2014, compared to $1.8 million in the year-ago quarter and $2.0 million in the second quarter of 2014. The increase in BOLI income compared to the year-ago period reflects a slightly higher crediting rate. Compared to both the third quarter of 2013 and the second quarter of 2014, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers. The decrease in commercial banking lending fees compared to the third quarter of 2013 primarily reflects lower prepayment fees in the third quarter of 2014 while the increase compared to the second quarter of 2014 primarily reflects higher prepayment fees in the third quarter of 2014.

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

During the quarter ended June 30, 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49 percent minority interest in the joint venture and recognized a $20.6 million gain, net of related expenses, resulting from the formation of the joint venture. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that was contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an Order vacating portions of the Board of Governors of the Federal Reserve System’s (the “FRB”) Debit Card Interchange Fee and Routing regulations related to the calculation of interchange transaction fees and network non-exclusivity. The Order would have required the FRB to revise its Debit Card Interchange Fee regulations, which serve to limit the fees that issuers can charge for debit card interchange transactions, as well as its regulations relating to routing of debit card interchange transactions. The FRB appealed the District Court’s ruling and on March 21, 2014, the U.S. Court of Appeals for the District of Columbia issued a judgment reversing the District Court’s ruling and overturning the Order to vacate. The merchant plaintiffs in the original action filed a petition for writ of certiorari with the U. S. Supreme Court, seeking its review of the Appeals Court’s decision. The Supreme Court has not yet indicated whether it will grant the merchants’ petition. If the Supreme Court reviews the decision and overturns the Appeals Court, bank service charge revenue derived from interchange transaction fees could be reduced further.

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

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Compensation and benefits	$108.1	$109.3	$106.9	$327.8	$319.5
Occupancy and equipment	36.4	36.6	36.7	111.0	111.5
Professional and outside service fees	14.3	14.9	16.1	44.5	44.9
Operating lease expense	8.7	8.7	7.8	28.5	22.9
Regulatory assessments	8.5	9.0	8.6	26.2	25.4
Amortization of other acquisition-related intangibles	6.2	6.2	6.5	18.6	19.6
Other non-interest expense:
Stationery, printing, postage and telephone	4.8	5.0	5.3	15.2	15.9
Advertising and promotion	3.6	3.2	4.6	9.3	11.8
Other	18.2	15.4	20.0	52.7	58.8

Total other non-interest expense	26.6	23.6	29.9	77.2	86.5

Total non-interest expense	$208.8	$208.3	$212.5	$633.8	$630.3

Efficiency ratio	61.4%	61.8%	62.2%	62.4%	62.1%

Total non-interest expense decreased $3.7 million compared to the third quarter of 2013 and increased $0.5 million compared to the second quarter of 2014. Included in total non-interest expense are non-operating expenses (see below) totaling $2.1 million in the third quarter of 2014, $1.6 million in the second quarter of 2014 and $3.3 million in the third quarter of 2013.

The improvement in the efficiency ratio compared to the second quarter of 2014 reflects an increase in adjusted total revenues partially offset by an increase in adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $1.2 million compared to the year-ago quarter and decreased $1.2 million compared to the second quarter of 2014. Compensation and benefits includes severance-related costs (non-operating expenses) totaling $0.3 million in the third quarter of 2014, $1.6 million in the second quarter of 2014 and $0.5 million in the third quarter of 2013. The year-over-year increase ($1.4 million excluding non-operating expenses) primarily reflects normal merit increases and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance.

The increase in operating lease expense compared to the third quarter of 2013 relates to the higher level of equipment leased to PCLC customers. The increase in advertising and promotion compared to the second quarter of 2014 reflects the timing of certain advertising campaigns.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The decrease in regulatory assessments compared to the second quarter of 2014 primarily reflects the benefit from the Bank’s issuance of subordinated notes in June 2014, which, for FDIC assessment purposes, serves to lower the overall assessment rate.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2014 and each of the next five years is as follows: $24.8 million in 2014; $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; and $9.4 million in 2019.

Other non-interest expense in the third quarter of 2014 and third quarter of 2013 includes charges associated with the writedowns of certain banking house assets (non-operating) totaling $1.8 million and $2.8 million, respectively.

Income Taxes

In the third quarter of 2014, People’s United Financial revised its estimate of the full-year effective income tax rate, resulting in an effective income tax rate of 32.5% for the third quarter of 2014. People’s United Financial’s effective income tax rate was 34.0% for the nine months ended September 30, 2014, approximating the expected effective income tax rate for the full-year of 2014. The effective income tax rate for the nine months ended September 30, 2014 represents a 250 basis point increase over the previously reported full-year 2013 effective income tax rate of 31.5%, primarily due to the early adoption of amended standards with respect to the accounting for investments in qualified affordable housing projects. The revised effective income tax rate was 33.1% for the full-year of 2013. See Notes 1 and 13 to the Consolidated Financial Statements. Differences, if any, arising between People’s United Financial’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2014 were $34.8 billion, a $1.6 billion increase from December 31, 2013, reflecting a $1.6 billion increase in total loans partially offset by a $346 million decrease in total securities. The increase in total loans from December 31, 2013 to September 30, 2014 reflects increases of $1.2 billion in commercial banking loans and $323 million in residential mortgage loans. Originated loans increased $1.9 billion from December 31, 2013 to $24.8 billion (commercial banking loans increased $1.5 billion and retail loans increased $402 million) and acquired loans decreased $345 million. At September 30, 2014, the carrying amount of the acquired loan portfolio totaled $1.2 billion. The decrease in total securities primarily reflects sales and paydowns of agency-backed collateralized mortgage obligations.

Non-performing assets (excluding acquired non-performing loans) totaled $228.7 million at September 30, 2014, a $19.1 million decrease from December 31, 2013, primarily reflecting decreases in non-performing residential mortgage loans of $17.1 million and non-performing commercial real estate loans of $14.8 million, partially offset by increases in non-performing commercial and industrial loans of $9.0 million and non-performing equipment financing loans of $6.1 million. The allowance for loan losses was $196.9 million ($185.0 million on originated loans and $11.9 million on acquired loans) at September 30, 2014 compared to $187.8 million ($177.5 million on originated loans and $10.3 million on acquired loans) at December 31, 2013. At September 30, 2014, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 94.1%, compared to 0.78% and 81.9%, respectively, at December 31, 2013.

At September 30, 2014, total liabilities were $30.1 billion, a $1.5 billion increase from December 31, 2013, reflecting increases of $2.7 billion in total deposits, including a $2.1 billion increase in brokered deposits, and $382 million in notes and debentures, partially offset by a $1.6 billion decrease in total borrowings. In June 2014, the Bank issued $400 million of 4.00% subordinated notes due 2024. For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as supplementary (Tier 2) capital for the Bank’s total risk-based capital.

People’s United Financial’s total stockholders’ equity was $4.7 billion at September 30, 2014, an $86.6 million increase from December 31, 2013. This increase primarily reflects net income of $187.0 million and a $30.6 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2013, partially offset by dividends paid of $147.4 million. As a percentage of total assets, stockholders’ equity was 13.4% at September 30, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity as a percentage of tangible assets was 7.8% at September 30, 2014 compared to 7.9% at December 31, 2013.

People’s United Financial’s (consolidated) Tier 1 common equity, and Tier 1 and Total risk-based capital ratios were 9.9%, 9.9% and 12.3%, respectively, at September 30, 2014, compared to 10.2%, 10.2% and 11.3%, respectively, at December 31, 2013. The Bank’s leverage (core) capital ratio, and Tier 1 and Total risk-based capital ratios were 8.8%, 10.7% and 13.2%, respectively, at September 30, 2014, compared to 9.1%, 11.1% and 12.4%, respectively, at December 31, 2013 (see Regulatory Capital Requirements).

Loans

People’s United Financial’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United Financial’s loan portfolios:

Commercial Real Estate

(in millions)	September 30, 2014	December 31, 2013
Property Type:
Residential (multi-family)	$3,205.3	$2,733.3
Retail	2,443.6	2,389.6
Office buildings	2,230.3	2,258.7
Industrial/manufacturing	519.3	542.2
Hospitality/entertainment	412.0	419.1
Mixed/special use	211.9	232.8
Self storage	149.7	160.9
Land	66.3	92.3
Health care	20.1	48.1
Other	52.1	44.6

Total commercial real estate	$9,310.6	$8,921.6

Commercial and Industrial

(in millions)	September 30, 2014	December 31, 2013 (1)
Industry:
Finance, insurance and real estate	$1,859.0	$1,704.4
Service	1,311.7	1,240.2
Manufacturing	1,008.4	817.0
Health services	731.8	735.1
Wholesale distribution	725.9	614.7
Retail sales	557.6	535.0
Construction	202.0	173.2
Transportation/utility	179.1	155.6
Arts/entertainment/recreation	133.7	141.1
Information/media	88.3	40.1
Public administration	67.5	72.4
Mining, oil and gas	46.9	41.1
Other	28.5	32.2

Total commercial and industrial	$6,940.4	$6,302.1

(1)	Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Equipment Financing

(in millions)	September 30, 2014	December 31, 2013
Industry:
Transportation/utility	$977.4	$864.5
Construction	359.6	348.4
Finance, insurance and real estate	309.2	292.5
Printing	207.8	226.4
Waste	204.1	187.9
Manufacturing	165.9	159.4
Wholesale distribution	135.5	117.1
Packaging	133.3	151.2
Mining, oil and gas	98.1	70.6
Service	62.3	64.1
Health services	43.0	43.8
Other	74.8	67.2

Total equipment financing	$2,771.0	$2,593.1

Residential Mortgage

(in millions)	September 30, 2014	December 31, 2013
Adjustable-rate	$4,205.5	$3,895.3
Fixed-rate	534.3	521.3

Total residential mortgage	$4,739.8	$4,416.6

Consumer

(in millions)	September 30, 2014	December 31, 2013
Home equity lines of credit	$1,934.6	$1,881.1
Home equity loans	198.6	203.4
Indirect auto	12.8	25.7
Other	46.5	46.7

Total consumer	$2,192.5	$2,156.9

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

Over the past few years, People’s United Financial experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.

In June 2012, the OCC issued clarifying regulatory guidance requiring loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy to be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2014 are $26.5 million of such loans. Of this amount, $17.9 million, or 67%, were less than 90 days past due on their payments as of that date.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Loans may continue to be reported as TDRs after they are returned to accrual status.

During the nine months ended September 30, 2014, we performed 37 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $75.3 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At September 30, 2014, the loan portfolio included $934 million of interest-only residential mortgage loans, of which $1 million are stated income loans. People’s United Financial began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United Financial’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves. People’s United Financial has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

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

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2014, non-performing residential mortgage loans totaling $2.2 million had current LTV ratios of more than 100%. At September 30, 2014, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were approximately 63% and 750, respectively.

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

During the nine months ended September 30, 2014, the Company repurchased from government sponsored enterprises (“GSEs”) and other parties a total of six residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $1.2 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 20 investor refunds, totaling $0.3 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of September 30, 2014.

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

Portfolio Risk Elements—Home Equity Lending

The majority of our home equity lines of credit (“HELOCs”) have an initial draw period of 9 1⁄2 years followed by a 20-year repayment phase. During the initial draw period, interest-only payments are required, after which the disbursed balance is fully amortized over a 20-year repayment term. HELOCs carry variable rates indexed to the Prime Rate with a lifetime interest rate ceiling and floor, and are secured by first or second liens on the borrower’s primary residence. The rate used to qualify borrowers is the Prime Rate plus 3.00%, even though the initial rate may be substantially lower. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts. The minimum FICO credit score is 680. The borrower has the ability to convert the entire balance or a portion of the balance to a fixed-rate term loan during the draw period. There is a limit of three term loans that must be fully amortized over a term not to exceed the original HELOC maturity date.

A smaller portion of our HELOC portfolio has an initial draw period of 10 years with a variable-rate interest-only payment, after which there is a 5-year amortization period. An additional small portion of our HELOC portfolio has a 5-year draw period which, at our discretion, may be renewed for an additional 5-year interest-only draw period.

The following table sets forth, as of September 30, 2014, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2014	$51.9
2015	240.8
2016	274.7
2017	350.8
2018	357.8
2019	167.1
Later years	2,244.2

Total	$3,687.3

Essentially all of our HELOCs (93%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of September 30, 2014 are as follows:

(dollars in millions)	Portfolio Balance	Delinquencies
		Amount	Percent
HELOC status:
Still in draw period	$1,802.9	$15.7	0.87%
Amortizing payment	131.7	6.1	4.64

For the three months ended September 30, 2014, approximately 36% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of the home equity loan (“HEL”) portfolio fully amortizes over terms ranging from 5 to 20 years. HELs are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, 70% on a two-family property and 65% on a condominium. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2014, full and complete first lien position data was not readily available for approximately 51% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2014, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $6.8 million.

As of September 30, 2014, full and complete first lien position data was readily available for approximately 49%, or $1.0 billion, of the home equity portfolio. Of that total, approximately 38%, or $395 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $138 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2014, there were 43 loans totaling $4.3 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 33 of the loans (totaling $2.8 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 33 loans was $0.4 million as of September 30, 2014. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of September 30, 2014.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2014, approximately 87% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of September 30, 2014, the weighted average CLTV ratio and FICO score for the home equity portfolio were approximately 56% and 756, respectively.

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

People’s United Financial’s construction loan portfolio totaled $577 million (approximately 2% of total loans) at September 30, 2014. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $967 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2014, construction loans totaling $357 million had remaining available interest reserves totaling $47 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United Financial similar to those discussed previously. People’s United Financial had approximately $15 million of restructured construction loans as of September 30, 2014.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default factors. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company reviews this data annually to determine that such a correlation continues to exist. Additionally, at interim dates between annual reviews, these factors are evaluated in order to conclude that they continue to be appropriate based on current economic conditions. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the nine months ended September 30, 2014.

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

In completing the “build-up” approach to the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of these various qualitative factors is added to the amounts attributable to historical portfolio loss experience and portfolio-specific risk elements. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the qualitative factor component of the related allowance for loan losses during the nine months ended September 30, 2014.

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

People’s United Financial did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2014. While People’s United Financial seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At September 30, 2014 and December 31, 2013, the allowance for loan losses on acquired loans was $11.9 million and $10.3 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Allowance for loan losses on originated loans:
Balance at beginning of period	$182.5	$180.0	$177.5	$177.5	$177.5
Charge-offs	(9.1)	(8.1)	(10.7)	(23.6)	(34.0)
Recoveries	1.2	2.6	1.2	4.7	4.6

Net loan charge-offs	(7.9)	(5.5)	(9.5)	(18.9)	(29.4)
Provision for loan losses	10.4	8.0	9.5	26.4	29.4

Balance at end of period	$185.0	$182.5	$177.5	$185.0	$177.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.1	$10.3	$8.2	$10.3	$10.5
Charge-offs	(0.2)	(1.0)	(0.1)	(2.7)	(4.1)
Provision for loan losses	2.0	0.8	2.6	4.3	4.3

Balance at end of period	$11.9	$10.1	$10.7	$11.9	$10.7

Commercial originated allowance for loan losses as a percentage of originated commercial banking loans	0.92%	0.92%	1.02%	0.92%	1.02%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.29	0.30	0.31	0.29	0.31
Total originated allowance for loan losses as a percentage of:
Originated loans	0.75	0.75	0.82	0.75	0.82
Originated non-performing loans	94.1	91.7	74.8	94.1	74.8

The provision for loan losses on originated loans totaled $10.4 million in the third quarter of 2014, reflecting $7.9 million in net loan charge-offs (including $3.7 million against previously-established specific reserves) and a $6.2 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $9.5 million in the third quarter of 2013, reflecting $9.5 million in net loan charge-offs (including $6.3 million against previously-established specific reserves) and a $6.3 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans in the third quarter of 2014 and 2013 reflects loan impairment primarily attributable to single credits in both periods.

Management believes that the level of the allowance for loan losses at September 30, 2014 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Commercial:
Commercial real estate	$4.2	$3.0	$(0.1)	$10.1	$10.7
Commercial and industrial	1.8	1.8	6.4	4.2	11.6
Equipment financing	(0.1)	0.1	0.9	0.5	1.2

Total	5.9	4.9	7.2	14.8	23.5

Retail:
Residential mortgage	0.7	0.5	0.4	2.2	4.6
Home equity	1.2	0.8	1.6	3.7	4.5
Other consumer	0.3	0.3	0.4	0.9	0.9

Total	2.2	1.6	2.4	6.8	10.0

Total	$8.1	$6.5	$9.6	$21.6	$33.5

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)
	Three Months Ended			Nine Months Ended
	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Commercial:
Commercial real estate	0.18%	0.13%	(0.01)%	0.15%	0.18%
Commercial and industrial	0.10	0.11	0.42	0.09	0.26
Equipment financing	—	0.01	0.15	0.03	0.07
Retail:
Residential mortgage	0.06	0.05	0.04	0.06	0.15
Home equity	0.24	0.14	0.30	0.24	0.29
Other consumer	1.74	1.51	1.81	1.56	1.29
Total portfolio	0.13%	0.10%	0.17%	0.12%	0.20%

Net loan charge-offs in the third quarter of 2014 include a $3.3 million charge-off relating to a single commercial real estate loan. Excluding this charge-off, net loan charge-offs as a percentage of average total loans (annualized) were 0.08%. The comparatively low level of net loan charge-offs in recent periods, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Originated non-performing loans:
Commercial:
Commercial real estate	$56.0	$59.7	$60.1	$70.8	$69.8
Commercial and industrial	52.8	45.8	41.7	43.8	66.7
Equipment financing	29.3	30.7	22.0	23.2	21.2

Total	138.1	136.2	123.8	137.8	157.7

Retail:
Residential mortgage	41.8	44.8	51.3	58.9	59.5
Home equity	16.6	18.0	19.0	19.8	19.9
Other consumer	0.1	0.1	0.2	0.1	0.1

Total	58.5	62.9	70.5	78.8	79.5

Total originated non-performing loans (1)	196.6	199.1	194.3	216.6	237.2

REO:
Residential	16.2	14.9	17.0	13.6	14.6
Commercial	12.4	13.9	16.5	13.1	13.3

Total REO	28.6	28.8	33.5	26.7	27.9

Repossessed assets	3.5	4.8	3.7	4.5	6.1

Total non-performing assets	$228.7	$232.7	$231.5	$247.8	$271.2

Originated non-performing loans as a percentage of originated loans	0.79%	0.82%	0.84%	0.95%	1.10%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.92	0.96	1.00	1.08	1.26
Tangible stockholders’ equity and originated allowance for loan losses	8.37	8.61	8.72	9.47	10.12

(1)	Reported net of government guarantees totaling: $18.1 million at September 30, 2014; $18.4 million at June 30, 2014; $19.2 million at March 31, 2014; $19.4 million at December 31, 2013; and $19.8 million at September 30, 2013. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2014, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $113 million and $3 million, respectively, at September 30, 2014; $114 million and $4 million, respectively, at June 30, 2014; $142 million and $4 million, respectively, at March 31, 2014; $138 million and $4 million, respectively, at December 31, 2013; and $148 million and $6 million, respectively, at September 30, 2013. Such loans otherwise meet People’s United Financial’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $19.1 million from December 31, 2013 and equaled 0.92% of originated loans, real estate owned (“REO”) and repossessed assets at September 30, 2014. The decrease in total non-performing assets from December 31, 2013 primarily reflects decreases in non-performing residential mortgage loans of $17.1 million, non-performing commercial real estate loans of $14.8 million and home equity loans of $3.2 million, partially offset by increases in non-performing commercial and industrial loans of $9.0 million, non-performing equipment financing loans of $6.1 million and REO of $1.9 million.

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

In addition to the originated non-performing loans discussed above, People’s United Financial has also identified $523 million in originated potential problem loans at September 30, 2014. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United Financial’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2014, originated potential problem loans consisted of: $237 million of commercial and industrial loans; $200 million of equipment financing loans; and $86 million of commercial real estate loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United Financial’s operating, investing and financing activities. At September 30, 2014, People’s United Financial (parent company) liquid assets included $292 million in intercompany short-term advances to the Bank while the Bank’s liquid assets included $520 million in cash and cash equivalents, $300 million in securities purchased under agreements to resell, $3.9 billion in debt securities available for sale and $8 million in trading account securities. Securities available for sale with a fair value of $1.36 billion at September 30, 2014 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United Financial’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $25.3 billion at September 30, 2014 and represented 74% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United Financial’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.4 billion and $1.0 billion, respectively, at September 30, 2014, representing 10% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”) of Boston and the FRB-NY, and repurchase agreements. At September 30, 2014, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $8.3 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.2 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, HELs and commercial real estate loans).

At September 30, 2014, the Bank had outstanding commitments to originate loans totaling $1.3 billion and approved, but unused, lines of credit extended to customers totaling $5.7 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United Financial’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United Financial’s total stockholders’ equity was $4.66 billion at September 30, 2014, an $86.6 million increase from December 31, 2013. This increase primarily reflects net income of $187.0 million and a $30.6 million decrease in AOCL since December 31, 2013, partially offset by dividends paid of $147.4 million. The decrease in AOCL, net of tax, primarily reflects a decrease in the net unrealized loss on securities available for sale. Stockholders’ equity equaled 13.4% of total assets at September 30, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity equaled 7.8% of tangible assets at September 30, 2014 compared to 7.9% at December 31, 2013.

In October 2014, People’s United Financial’s Board of Directors declared a quarterly dividend on its common stock of $0.165 per share. The dividend is payable on November 15, 2014 to shareholders of record on November 1, 2014. In the third quarter of 2014, the Bank paid a cash dividend of $69 million to People’s United Financial.

Regulatory Capital Requirements

The Bank’s tangible capital ratio was 8.8% at September 30, 2014, compared to the minimum ratio of 1.5% generally required by its regulator, the OCC. The Bank is also subject to the OCC’s risk-based capital regulations, which require minimum ratios of leverage capital and total risk-based capital of 4.0% and 8.0%, respectively. The Bank satisfied these requirements at September 30, 2014 with ratios of 8.8% and 13.2%, respectively, compared to 9.1% and 12.4%, respectively, at December 31, 2013. The decrease in the leverage capital ratio primarily reflects an increase in the Bank’s adjusted total assets since December 31, 2013, while the increase in the total risk-based capital ratio primarily reflects the issuance of $400 million in subordinated notes in June 2014, which qualify as Tier 2 capital, partially offset by an increase in the Bank’s total risk-weighted assets since December 31, 2013. The Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well capitalized” institution at September 30, 2014.

The following summary compares the Bank’s regulatory capital amounts and ratios as of September 30, 2014 to the OCC’s requirements. At September 30, 2014, the Bank’s adjusted total assets, as defined, were $32.7 billion and its total risk-weighted assets, as defined, were $26.9 billion. At September 30, 2014, the Bank exceeded each of its regulatory capital requirements.

As of September 30, 2014 (dollars in millions)				OCC Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,868.8	(1)	8.8%	n/a	n/a	$491.2	1.5%
Leverage (core) capital	2,868.8	(1)	8.8	$1,637.2	5.0%	1,309.8	4.0
Risk-based capital:
Tier 1	2,868.8	(1)	10.7	1,615.9	6.0	1,077.2	4.0
Total	3,568.2	(2)	13.2	2,693.1	10.0	2,154.5	8.0

(1)	Represents the Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in accumulated other comprehensive income (loss) relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

The following table summarizes People’s United Financial’s capital ratios on a consolidated basis:

	September 30, 2014	December 31, 2013
Tangible equity to tangible assets	7.8%	7.9%
Leverage (Tier 1 capital to adjusted total assets)	8.1	8.3
Tier 1 common equity to total risk-weighted assets (1)	9.9	10.2
Tier 1 risk-based capital to total risk-weighted assets	9.9	10.2
Total risk-based capital to total risk-weighted assets	12.3	11.3

(1)	Tier 1 common equity represents common equity Tier 1 capital (calculated in accordance with the Basel III Final Rule issued in July 2013) divided by total risk-weighted assets.

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

Management currently estimates that, as of September 30, 2014, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis. Management will continue to monitor the impact of these and future regulations.

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

The following tables set forth the estimated percentage change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2014 and December 31, 2013. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	September 30, 2014	December 31, 2013
+300	14.5%	10.7%
+200	10.0	7.3
+100	4.7	3.1
-25	(1.2)	(1.2)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	September 30, 2014	December 31, 2013
Short End -25	(0.5)%	(0.4)%
Short End +100	2.8	0.7
Short End +200	6.4	2.7
Long End -100	(3.1)	(3.7)
Long End +100	2.1	2.3
Long End +200	4.0	4.7

The net interest income at risk simulation results indicate that at both September 30, 2014 and December 31, 2013, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 90% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 37% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans. The increase in asset sensitivity from December 31, 2013 reflects a decrease in fixed-rate securities and increases in one-month Libor-based floating-rate loans and core deposits.

The Company is more asset sensitive when the “short-end” rises as a result of the decline in the securities portfolio and increases in one-month Libor-based floating-rate loans and core deposits since December 31, 2013. Based on the Company’s interest rate position at September 30, 2014, an immediate 100 basis point increase in interest rates translates to an approximate $44 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percentage change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both September 30, 2014 and December 31, 2013, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)	September 30, 2014	December 31, 2013
+300	(7.3)%	(6.5)%
+200	(2.7)	(2.6)
+100	(0.3)	(0.5)
-25	0.3	0.4

The Company’s economic value of equity at risk profile indicates that at both September 30, 2014 and December 31, 2013, the Company is moderately liability sensitive in a rising interest rate environment. This liability sensitive profile is the result of slightly longer asset duration compared to the duration of liabilities. Deposit duration declined slightly due to changes in market rates. The unfavorable impact to the Company’s economic value of equity due to a shorter deposit duration is offset by a favorable impact from a decrease in the securities portfolio and an increase in one-month Libor-based floating-rate loans, resulting in a slight change in the sensitivity of the economic value of equity since December 31, 2013.

People’s United Financial’s IRR position at September 30, 2014, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderately liability sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of September 30, 2014, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United Financial uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2014, People’s United Financial used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

People’s United Financial has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to three month LIBOR plus 68.5 basis points. People’s United Financial has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the swap are calculated using the same floating rate paid on the subordinated notes. The swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United Financial’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge.

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

By using derivatives, People’s United Financial is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 12 to the Consolidated Financial Statements), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United Financial seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United Financial’s derivatives include major financial institutions and exchanges that undergo comprehensive and periodic internal credit analysis as well as maintain investment grade credit ratings from the major credit rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United Financial’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2014 was $2.9 million, for which People’s United Financial had posted collateral of $2.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.6 million in additional collateral would have been required.

Foreign Currency Risk

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United Financial uses these instruments on a limited basis to (i) eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies and (ii) provide foreign exchange contracts on behalf of commercial banking customers within credit exposure limits. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans. Effective in the first quarter of 2010, People’s United Financial no longer designates foreign exchange contracts as hedging instruments.

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United Financial in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of September 30, 2014 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge
Notional principal amounts	$125.0	$375.0	$27.0
Weighted average interest rates:
Pay floating (receive fixed)	N/A	Libor +1.265% (4.00%)	N/A
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	N/A	N/A
Weighted average remaining term to maturity (in months)	29	118	2
Fair value:
Recognized as an asset	$—	$2.9	$0.7
Recognized as a liability	0.9	—	0.3

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of September 30, 2014 (dollars in millions)	Commercial Customers	Institutional Counterparties
Notional principal amounts	$2,945.6	$2,945.6
Weighted average interest rates:
Pay floating (receive fixed)	0.28% (2.27%)	—
Pay fixed (receive floating)	—	2.16% (0.28%)
Weighted average remaining term to maturity (in months)	92	92
Fair value:
Recognized as an asset	$65.1	$25.4
Recognized as a liability	19.5	51.7

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 91 through 95 of this report.

Item 4 – Controls and Procedures

People’s United Financial’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United Financial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United Financial’s disclosure controls and procedures are effective, as of September 30, 2014, to ensure that information relating to People’s United Financial, which is required to be disclosed in the reports People’s United Financial files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2014, there has not been any change in People’s United Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United Financial’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United Financial of its common stock during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2014:
Tendered by employees (1)	5,672	$14.89	—	—
August 1 - 31, 2014:
Tendered by employees (1)	—	$—	—	—
September 1 - 30, 2014:
Tendered by employees (1)	10,659	$14.92	—	—

Total:
Tendered by employees (1)	16,331	$14.91	—	—

(1)	All shares listed were tendered by employees of People’s United Financial in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United Financial’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United Financial in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United Financial. All shares acquired in this manner are retired by People’s United Financial, resuming the status of authorized but unissued shares of People’s United Financial’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 10, 2014	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2014	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.