Form 10-K
period 2014-12-31
People's United Financial, Inc.
filed 2015-03-02
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $4,707,413,258.

As of February 18, 2015, there were 308,215,999 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2015, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2014 FORM 10-K

Part I

Item 1.	Business

General

As of December 31, 2014, People’s United Financial, Inc. (“People’s United” or the “Company”) was a savings and loan holding company incorporated under the state laws of Delaware and the holding company for People’s United Bank (the “Bank”), a federally-chartered stock savings bank headquartered in Bridgeport, Connecticut. Effective February 23, 2015, the Company converted to a bank holding company simultaneously with the Bank’s conversion to a national banking association. The Company also became a financial holding company at that time. These changes primarily affect the manner in which the Company and the Bank are regulated, and are not expected to have a material effect on the Company’s or the Bank’s operations. Accordingly, the business discussion that follows within Item 1 applies to all periods prior to February 23, 2015.

The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. Traditional banking activities are conducted primarily within New England and southeastern New York, and include extending secured and unsecured commercial and consumer loans, originating mortgage loans secured by residential and commercial properties, and accepting consumer, commercial and municipal deposits.

In addition to traditional banking activities, the Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking and finance. Through its non-banking subsidiaries, the Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”); and other insurance services through People’s United Insurance Agency, Inc. (“PUIA”).

This full range of financial services is delivered through a network of 412 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 84 full-service Stop & Shop supermarket branches throughout Connecticut and 65 in southeastern New York that provide customers with seven-day-a-week banking. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 16 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group, which has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

On June 22, 2012, the Bank acquired 57 branches from RBS Citizens, N.A. (“Citizens”) and assumed approximately $324 million in deposits associated with these branches. See Note 5 to the Consolidated Financial Statements. After the close of business on June 30, 2011, People’s United acquired Danvers Bancorp, Inc. (“Danvers”) based in Danvers, Massachusetts. The transaction was effective July 1, 2011. On November 30, 2010, People’s United completed its acquisitions of Smithtown Bancorp, Inc. (“Smithtown”) based in Hauppauge, New York and LSB Corporation (“LSB”) based in North Andover, Massachusetts. On April 16, 2010, the Bank entered into a definitive purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United completed its acquisition of Financial Federal Corporation (“Financial Federal”), a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of their respective closing dates and People’s United’s results of operations include the results of the acquired entities beginning with their respective closing dates.

People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits and wholesale borrowings.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking and municipal banking. In addition, Commercial Banking consists of institutional trust services, corporate trust, insurance services provided through PUIA and private banking. Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. In addition, Retail Banking includes brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Further discussion of People’s United’s business and operations appears on pages 23 through 79.

Supervision and Regulation—People’s United Financial, Inc.

Federal Holding Company Regulation

As a savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), People’s United was subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. As a bank holding company, the Company continues to be regulated by the FRB.

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

Activities Restrictions Applicable to Savings and Loan Holding Companies. The activities of all savings and loan holding companies formed after May 4, 1999, including People’s United, must be financially related activities permissible for bank holding companies, unless the savings and loan holding company has elected to be treated as a financial holding company. A savings and loan holding company that has made a financial holding company election may also engage in activities permissible under section 4(k) of the Bank Holding Company Act.

Other Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company directly or indirectly, from acquiring:

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

Federal Securities Law

People’s United’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. People’s United is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Delaware Corporation Law

People’s United is incorporated under the laws of the State of Delaware and is, therefore, subject to regulation by the state of Delaware. The rights of People’s United’s stockholders are governed by the Delaware General Corporation Law.

Supervision and Regulation—People’s United Bank

General

The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC as its primary regulator, by the FDIC as the deposit insurer and by the Consumer Financial Protection Bureau (the “CFPB”) with respect to compliance with designated consumer financial laws. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. As a national banking association, the Bank’s primary regulator continues to be the OCC.

The Bank files reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally-chartered savings banks with more than $10 billion in total assets and has substantial discretion to impose enforcement action on a federally-chartered savings bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on savings banks. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally-chartered savings bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF, depositors and consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC, and the CFPB or through legislation, could have a material adverse impact on the Bank and its operations.

The Bank’s brokerage subsidiary, PSI, is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators. PUIA is subject to regulation by applicable state insurance regulators.

Federally-Chartered Savings Bank Regulation

Activity Powers. Federal savings banks derive their lending, investment and other activity powers primarily from the HOLA, as amended, and the regulations of the OCC thereunder. Under these laws and regulations, federal savings banks generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

Federal savings banks may also establish service corporations that may, subject to applicable limitations, engage in activities not otherwise permissible for federal savings banks, including certain real estate equity investments and securities and insurance brokerage activities. The Bank’s investment powers are subject to various limitations, including (1) a prohibition against the acquisition of corporate debt securities not meeting established standards of credit-worthiness; (2) a limit of 400% of a savings bank’s capital on the aggregate amount of loans secured by non-residential real estate property; (3) a limit of 20% of a savings bank’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (4) a limit of 35% of a savings bank’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (5) a limit of 5% of assets on non-conforming loans (residential and farm loans in excess of the specific limitations of the HOLA); and (6) a limit of the greater of 5% of assets or a savings bank’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Capital Requirements. OCC capital regulations require federally-chartered savings banks to meet three minimum capital ratios:

•	Tangible Capital Ratio–A 1.5% tangible capital ratio, calculated as tangible capital to adjusted total assets.

•	Leverage (Core) Capital Ratio–A 4% leverage (core) capital ratio, calculated as core capital to adjusted total assets. The minimum leverage (core) capital ratio is reduced to 3% if the savings bank received the highest rating on its most recent safety and soundness examination.

•	Risk-Based Capital Ratio–An 8% Total risk-based capital ratio, calculated as Total risk-based capital to total risk-weighted assets. For purposes of this calculation, total risk-based capital includes core and supplementary capital, provided that supplementary capital may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile. At December 31, 2014, the Bank exceeded each of its applicable capital requirements.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements (the “Basel framework” or “Basel III”). In July 2013, the U.S. banking agencies published final rules to address implementation of the Basel III framework for U.S. financial institutions which, when fully phased-in, will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require savings and loan holding companies and their savings bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final framework became effective on January 1, 2015 for both the Company and the Bank.

See Management’s Discussion & Analysis—Regulatory Capital Requirements beginning on page 72 for a further discussion regarding capital requirements.

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

In addition, the OCC adopted regulations to require a savings bank that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). If a savings bank fails to comply with such an order, the OCC may seek to enforce the order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators, including the OCC, are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a federal savings bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2014, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III would also revise the prompt corrective action framework by incorporating new regulatory capital minimums, including a requirement for tangible common equity.

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

Deposit Insurance. The Bank is a member of, and pays its deposit insurance assessments to, the DIF.

The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank poses to the DIF. The assessment is based on a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital). The size of the DIF is targeted at 2% of insured deposits. A reduced assessment rate schedule applies once the DIF reaches 1.15% of insured deposits, with additional reductions when the DIF reaches 2% and 2.5% of insured deposits, respectively. The FDIC applies a scorecard-based assessment system for financial institutions with more than $10 billion in assets (such as the Bank). One of the financial ratios used in the scorecard is the ratio of “higher risk” assets to Tier 1 capital and reserves. The classification of assets such as commercial and industrial loans, securities and consumer loans as “higher risk” is determined in accordance with applicable FDIC regulations and guidance.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.006% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature between 2017 and 2019.

Under the Federal Deposit Insurance Act (the “FDI Act”), the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

In addition to the insider transaction limitations of Sections 22(g) and 22(h) of the Federal Reserve Act, Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgage loans advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Privacy Standards. The Bank is subject to OCC regulations implementing statutorily-mandated privacy protection. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before the Bank can disclose such information, subject to certain exceptions.

In addition to certain state laws governing protection of customer information, the Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by the OCC regulations, any federally-chartered savings bank, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a federally-chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “outstanding” rating in its most recent CRA examination performed in 2009. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit, including credit associated with derivatives and securities financing transactions, to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. The Bank is in compliance with applicable loans to one borrower limitations.

Nontraditional Mortgage Products. The federal banking agencies have issued guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. A portion of the Bank’s adjustable-rate residential mortgage loans represent interest-only residential mortgage loans. None of these loans permit negative amortization or optional payment amounts.

Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance requires increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have: (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application. The Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the OCC.

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

A savings bank that fails the QTL test will be deemed to have violated Section 5 of the HOLA and be subject to enforcement action under Section 5(d) of the HOLA. In addition, a savings bank that fails the QTL test generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends without prior approval from the OCC and the FRB (the payment of such dividend must also be permissible under national bank regulations); and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, the institution may have to repay any outstanding advances from the Federal Home Loan Bank (the “FHLB”) as promptly as possible. At December 31, 2014, the Bank was in compliance with the QTL test.

Limitation on Capital Distributions. The OCC regulates capital distributions by the Bank directly or indirectly to People’s United, including cash dividend payments. OCC regulations impose limitations upon capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. OCC regulations require the Bank to submit an application to the OCC prior to making a capital distribution, including the payment of cash dividends to People’s United. In addition, a federal savings bank that is a subsidiary of a savings and loan holding company must notify the FRB at least 30 days prior to making any cash dividend payment to its parent. An informational copy of this notice is also provided to the federal savings bank’s primary federal regulator, which in the case of the Bank is the OCC. The FRB will consult with the institution’s primary federal regulator in determining whether to disapprove the proposed dividend.

FRB and OCC regulations state that the FRB or OCC may disapprove the proposed dividend if: (i) the federal savings bank will be less than adequately capitalized following payment of the proposed dividend; (ii) the proposed dividend raises safety or soundness concerns; or (iii) the proposed dividend would violate a prohibition contained in any statute, regulation, enforcement action, or agreement among or between the savings bank, its parent and a federal banking agency; or a condition imposed on the savings association or its parent in an application or notice approved by an appropriate federal banking agency; or any formal or informal enforcement action involving the federal savings bank or its parent.

OCC regulations also provide that a federal savings bank must file an application with the OCC if the total amount of all its capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the federal savings bank’s net income for that year plus its retained net income for the preceding two years. The Bank may not pay dividends to People’s United if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OCC notified the Bank that it was in need of more than normal supervision. Under the FDI Act, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDI Act). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 12 to the Consolidated Financial Statements for a further discussion on capital distributions.

Liquidity. The Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with applicable OCC regulations.

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

Branching. Under OCC branching regulations, the Bank is generally authorized to open branches nationwide. The Bank is required to submit an application to the OCC and publish a public notice prior to establishing a new branch or relocating an existing branch. OCC authority preempts any state law purporting to regulate branching by federal savings banks.

Anti-Money Laundering and Customer Identification. The Bank is subject to OCC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative reporting obligations on a broad range of financial institutions, including savings banks like the Bank.

Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB system provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Agency, which has also established standards of community or investment service that members must meet to maintain access to long-term advances.

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. The Bank is in compliance with these requirements. As a result of its acquisition of the Bank of Smithtown in 2010, the Bank also holds shares of capital stock in the FHLB of New York.

Reserve Requirements. FRB reserve regulations require federally-chartered savings banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $14.5 million and $103.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $103.6 million. The first $14.5 million of otherwise reservable balances is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.

Market Area and Competition

People’s United’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2014, 27%, 19%, 18% and 7% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York, Massachusetts and Vermont, respectively. Loans to customers located in the New England states as a group represented 61% of total loans at December 31, 2014. However, substantially the entire equipment financing portfolio (97% at December 31, 2014) was to customers located outside of New England. At December 31, 2014, 31% of the equipment financing portfolio was to customers located in Texas, California and Louisiana and no other state exposure was greater than 6%.

As of June 30, 2014, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the third largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $68,106, Connecticut ranks fourth in the United States, well above the U.S. median household income of $51,579, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $57,619, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $65,736 and $56,766, respectively, according to U.S. Census data and SNL Financial.

The principal basis of competition for deposits is the interest rate paid for those deposits and related fees, the convenience of access to services through traditional and non-traditional delivery alternatives, and the quality of services to customers. The principal basis of competition for loans is through the interest rates and loan fees charged and the development of relationships based on the efficiency, convenience and quality of services provided to borrowers. Further competition has been created through the rapid acceleration of commerce conducted over the Internet. This has enabled institutions, including People’s United, to compete in markets outside their traditional geographic boundaries.

Personnel

As of December 31, 2014, People’s United had 4,856 full-time and 541 part-time employees.

Access to Information

As a public company, People’s United is subject to the informational requirements of the Exchange Act, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the SEC. Such reports, proxy and information statements and other information can be inspected and copied at prescribed rates at the public reference room maintained by the SEC at 100 F Street N.E., Washington, D.C. 20549 and are available on the SEC’s EDGAR database on the internet at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. People’s United’s common stock is listed on the NASDAQ Global Select Market under the symbol “PBCT”.

Copies of many of these reports are also available through People’s United’s website at www.peoples.com.

People’s United currently provides website access to the following reports:

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

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

People’s United makes most of its earnings based on the difference between interest it earns compared to interest it pays. This difference is called the “interest spread.” People’s United earns interest on loans and to a much lesser extent on securities and short-term investments. These are called “interest-earning assets.” People’s United pays interest on some forms of deposits and on funds it borrows from other sources. These are called “interest-bearing liabilities.”

People’s United’s interest spread can change depending on when interest rates earned on interest-earning assets change, compared to when interest rates paid on interest-bearing liabilities change. Some rate changes occur while these assets or liabilities are still on People’s United’s books. Other rate changes occur when these assets or liabilities mature and are replaced by new interest-earning assets or interest-bearing liabilities at different rates. It may be difficult to replace interest-earning assets quickly, since customers may not want to borrow money when interest rates are high, or People’s United may not be able to make loans that meet its lending standards. People’s United interest spread may also change based on the mix of interest-earning assets and interest-bearing liabilities.

People’s United’s interest spread may be lower if the timing of interest rate changes is different for its interest-earning assets compared to its interest-bearing liabilities. For example, if interest rates go down, People’s United could earn less on some of its interest-earning assets while it is still obligated to pay higher rates on some of its interest-bearing liabilities. On the other hand, if interest rates go up, People’s United might have to pay more on some of its interest-bearing liabilities while it continues to receive lower rates on some of its interest-earning assets.

People’s United manages this risk using many different techniques. If unsuccessful in managing this risk, People’s United may be less profitable.

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe we have benefited from relatively stable asset quality, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only and stated income residential mortgage loans, home equity loans and lines with incomplete first lien data and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion & Analysis—Asset Quality beginning on page 55. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2014, the Bank has established 149 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. At December 31, 2014, 36% of the Bank’s branches were located in Stop & Shop supermarkets and 14% of our total deposits at that date were held in Stop & Shop branches.

The Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut and certain counties in the state of New York, in the form of licensing agreements between The Stop & Shop Supermarket Company and the Bank, which provides for the leasing of space to the Bank within Stop & Shop supermarkets for branch use. The Bank has the exclusive right to branch in these supermarkets until 2027, provided that the Bank does not default on its obligations under the licensing agreement.

Under the terms of the license agreements, the Bank has the obligation to open branches in new Stop & Shop locations, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished. The license agreements do not stipulate the number of branch openings per year but, rather, apply only to those new Stop & Shop locations that meet or exceed specified thresholds as to size (square footage) and/or customer traffic. Based on our experience, we would expect the application of these thresholds to result in the opening of approximately 3-5 new branches per year in Stop & Shop locations.

Stop & Shop is a leading grocery store in Connecticut. The success of the Bank’s supermarket branches is dependent, in part, on the success of the Stop & Shop supermarkets in which they are located. A drop in Stop & Shop’s market share, a decrease in the number of Stop & Shop locations or customers, or a decline in the overall quality of Stop & Shop supermarkets could result in decreased business for the Stop & Shop branches, in the form of fewer loan originations, lower deposit generation and fewer overall branch transactions, and could influence market perception of the Bank’s Stop & Shop supermarket branches as convenient banking locations.

We Depend on Our Executive Officers and Key Personnel to Continue Implementing Our Long-Term Business Strategy and Could Be Harmed by the Loss of Their Services

We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry can be intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

Our Business Is Affected by the International, National, Regional and Local Economies in Which We Operate

Changes in international, national, regional and local economic conditions affect our business. If economic conditions change significantly or quickly, our business operations could suffer, and we could become weaker financially as a result.

As a result of the financial crisis that existed for much of the period from 2008 through 2012, the housing and real estate markets, as well as the broader economy, experienced declines, both nationally and locally. Housing market conditions in the New England region, where much of our lending activity occurs, were adversely impacted, leading to a reduced level of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remained on the market. No assurance can be given that these conditions will not be repeated or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

Significant volatility in the financial and capital markets during this time led to credit and liquidity concerns, a recessionary economic environment and, in turn, weakness within the commercial sector. Our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

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

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2014, 27%, 19% and 18% of the Company’s loans by outstanding principal amount were to people and businesses located within Connecticut, New York and Massachusetts, respectively. Loans to people and businesses located in the New England states as a group represented 61% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

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

In Response to Competitive Pressures, Our Costs Could Increase if We Were Required to Increase Our Service and Convenience Levels or Our Margins Could Decrease if We Were Required to Increase Deposit Rates or Lower Interest Rates on Loans

People’s United faces significant competition for deposits and loans. In deciding where to deposit their money, many people look first at the interest rate they will earn. They also might consider whether a bank offers other kinds of services they might need and, if they have been a customer of a bank before, what their experience was like. People also like convenience, so the number of offices and banking hours may be important. Some people also prefer the availability of on-line services.

People’s United competes with other banks, credit unions, brokerage firms and money market funds for deposits. Some people may decide to buy bonds or similar kinds of investments issued by companies or by federal, state and local governments and agencies, instead of opening a deposit account.

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

People’s United competes with other banks, credit unions, credit card issuers, finance companies, mortgage lenders and mortgage brokers for loans. Insurance companies also compete with People’s United for some types of commercial loans.

Several of People’s United’s competitors have branches in the same market area as it does, some of which are much larger than it is. The New England region, including Connecticut, which is People’s United’s predominant market, and specifically Fairfield County, where People’s United is headquartered, is an attractive banking market. As locally-based banks continue to be acquired by large regional and national companies, there are not as many bank competitors in our market as there used to be, but the remaining ones are usually larger and have more resources than the ones they acquired.

People’s United also has competition from outside its own market area. A bank that does not have any branches in our primary markets can still have customers there by providing banking services on-line. It costs money to set up and maintain a branch system. Banks that do not spend as much money as People’s United does on branches might be more profitable than it is, even if they pay higher interest on deposits and charge lower interest on loans.

Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition

The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.

Banking laws and rules can change at any time. The government agencies responsible for supervising People’s United’s businesses can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to make sure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.

Changes in state and federal tax laws or the accounting standards we are required to follow can make our business less profitable. Changes in the government’s economic and monetary policies may hurt our ability to compete for deposits and loans. Changes in these policies can also make it more expensive for us to do business.

The government agencies responsible for supervising our business can take drastic action if they think we are not conducting business safely or are too weak financially. They can force People’s United to hold additional capital, pay higher deposit insurance premiums, stop paying dividends, stop making certain kinds of loans or stop offering certain kinds of deposits. If the agencies took any of these steps or other similar steps, it would probably make our business less profitable. Prior to February 23, 2015, the Bank was subject to the QTL test and commercial loan limits imposed under the HOLA.

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “DFA”) has resulted in significant changes in the financial regulatory landscape, many of which affect us. Among the more significant provisions of the DFA, as well as their actual or anticipated impact, if quantifiable, are:

•	Changes to the regulatory landscape, including:

(i)	change in both People’s United’s and the Bank’s primary regulator;

(ii)	creation of the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and exercise exclusive authority over our consumer compliance examinations; and

(iii)	restrictions on the ability of federal bank regulatory authorities to preempt the application of state consumer protection laws and regulations.

•	Limitations on the amount of interchange fees that an issuer of debit cards may charge or receive:

•	The DFA limits the amount of interchange fee that an issuer of debit cards may charge or receive to an amount that is “reasonable and proportional” to the cost of the transaction. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing. The interchange fee provisions, which became effective in the fourth quarter of 2011, have resulted in a decline in bank service charges of approximately $20 million on an annualized basis.

•	Changes impacting the financial products and services we offer to our customers:

•	All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2014, the Bank’s non-interest bearing deposits totaled $5.7 billion, or 22% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

•	Stricter capital requirements for bank holding companies:

•	The DFA imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting the inclusion of new trust preferred issuances in Tier I capital. The DFA also increases regulation of derivatives and hedging transactions, which could limit the ability of People’s United to enter into, or increase the costs associated with, interest rate and other hedging transactions.

•	Mortgage rules promulgated by the CFPB:

•	The CFPB has issued a series of final rules to implement provisions in the DFA related to mortgage origination and mortgage servicing. These rules, which went into effect in January 2014 and which may increase the cost of originating and servicing residential mortgage loans, include:

•	A rule to implement the requirement that creditors make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling and establish certain protections from liability under this requirement for “qualified mortgages”; and

•	A rule addressing mortgage servicers’ obligations to: correct errors asserted by mortgage loan borrowers; provide certain information requested by such borrowers; and provide protections to such borrowers in connection with force-placed insurance. Additionally, this final rule addresses servicers’ obligations to: provide information about mortgage loss mitigation options to delinquent borrowers; establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel capable of performing certain functions; and evaluate borrowers’ applications for available loss mitigation options.

While it is difficult to fully quantify the increase in our regulatory compliance burden, we do believe that costs associated with regulatory compliance, including the need to hire additional compliance personnel, will continue to increase. Because certain other provisions of the DFA still require regulatory rulemaking, it is not clear how those new regulations will affect People’s United.

If People’s United’s Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease

People’s United is exposed to the risk that customers will not be able to repay their loans. This risk is inherent in the lending business. There is also the risk that the customer’s collateral will not be sufficient to cover the balance of their loan, as underlying collateral values fluctuate with market changes. People’s United records an allowance for loan losses to cover probable losses inherent in the existing loan portfolio. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

People’s United maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions.

While People’s United seeks to use the best available information to make these evaluations, and at December 31, 2014, management believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings.

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations

People’s United evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See Notes 1 and 5 to the Consolidated Financial Statements for additional information concerning People’s United’s goodwill and the required impairment test.

People’s United May Fail To Successfully Integrate Acquired Companies and Realize All of the Anticipated Benefits of an Acquisition

The ultimate success of an acquisition will depend, in part, on the ability of People’s United to realize the anticipated benefits from combining the businesses of People’s United with those of an acquired company. If People’s United is not able to successfully combine the businesses, the anticipated benefits of a merger may not be realized fully or at all or may take longer to realize than expected.

A Failure In or Breach Of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber-Attacks, Could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses

We depend upon our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

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

Our business operations rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our products and services, our customers may use electronic devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the size and scale of People’s United, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint, the outsourcing of some of our business operations and the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2014, full and complete first lien position data was not readily available for 48% of the home equity portfolio which, in turn, represented 4% of our overall loan portfolio at that date.

We are actively working with a third-party vendor to obtain the missing first lien information and have, in certain cases, obtained the data through information reported to credit bureaus when the borrower defaults. This data collection effort, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. Please see the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 57 for more detail, including steps we are taking to otherwise address this issue.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $60 million at December 31, 2014 and People’s United occupies 87% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 412 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United’s branch network is primarily concentrated in Connecticut, where it has 162 offices (including 84 located in Stop & Shop supermarkets). People’s United also has 101 branches in southeastern New York (including 65 located in Stop & Shop supermarkets), 53 branches in Massachusetts, 42 branches in Vermont, 28 branches in New Hampshire and 26 branches in Maine. People’s United owns 112 of its branches, which had an aggregate net book value of $57 million at December 31, 2014. People’s United’s remaining banking operations are conducted in leased offices. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 19 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 19 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 18, 2015, the closing price of People’s United common stock was $14.85. As of that date, there were approximately 18,900 record holders of People’s United common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the SNL Mid Cap U.S. Bank & Thrift Index (the “SNL Mid Cap Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2009 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the SNL Mid Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The SNL Mid Cap Index is an index prepared by SNL Securities comprised of 75 financial institutions (including People’s United) located throughout the United States.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2014:
Tendered by employees (1)	2,372	$14.32	—	—
November 1—30, 2014:
Tendered by employees (1)	8,173	$14.76	—	—
December 1—31, 2014:
Tendered by employees (1)	251	$14.66	—	—

Total:
Tendered by employees (1)	10,796	$14.66	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 12 and 24 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2014	2013	2012	2011	2010
Earnings Data:
Net interest income (fully taxable equivalent)	$931.1	$905.8	$940.4	$921.2	$697.3
Net interest income	911.9	888.6	928.7	913.4	694.0
Provision for loan losses	40.6	43.7	49.2	63.7	60.0
Non-interest income (1)	350.8	341.7	320.4	314.3	276.4
Non-interest expense (2)	841.5	839.0	830.6	871.9	782.0
Operating non-interest expense (3)	832.0	826.3	817.9	815.1	743.4
Income before income tax expense (1)	380.6	347.6	369.3	292.1	128.4
Net income	251.7	232.4	245.3	192.4	82.5
Operating earnings (3)	244.5	241.1	253.9	230.7	122.2
Selected Statistical Data:
Net interest margin	3.09%	3.31%	3.86%	4.10%	3.67%
Return on average assets	0.75	0.75	0.87	0.74	0.37
Operating return on average assets (3)	0.72	0.78	0.90	0.89	0.55
Return on average tangible assets	0.80	0.81	0.95	0.80	0.41
Return on average stockholders’ equity	5.4	4.9	4.7	3.6	1.5
Return on average tangible stockholders’ equity	10.0	8.9	8.2	6.0	2.3
Operating return on average tangible stockholders’ equity (3)	9.7	9.2	8.5	7.2	3.4
Efficiency ratio (3)	62.1	62.3	61.2	62.6	72.4
Financial Condition Data:
Total assets	$35,997	$33,214	$30,324	$27,558	$25,034
Loans	26,592	24,390	21,737	20,385	17,323
Securities	5,012	5,033	4,669	2,931	3,033
Short-term investments (4)	769	124	131	411	1,120
Allowance for loan losses	198	188	188	183	173
Goodwill and other acquisition-related intangible assets	2,103	2,127	2,154	2,174	1,962
Deposits	26,138	22,557	21,751	20,816	17,933
Borrowings	3,692	5,057	2,386	857	1,011
Notes and debentures	1,034	639	659	160	182
Stockholders’ equity	4,633	4,568	5,039	5,215	5,216
Non-performing assets (5)	224	248	290	337	303
Ratios:
Net loan charge-offs to average total loans	0.12%	0.19%	0.21%	0.28%	0.40%
Non-performing assets to originated loans, real estate owned and repossessed assets (5)	0.88	1.08	1.48	2.00	2.10
Originated allowance for loan losses to:
Originated loans (5)	0.74	0.78	0.91	1.05	1.19
Originated non-performing loans (5)	95.5	81.9	70.3	59.7	70.3
Average stockholders’ equity to average total assets	13.5	15.3	18.4	20.3	24.4
Stockholders’ equity to total assets	12.9	13.8	16.6	18.9	20.8
Tangible stockholders’ equity to tangible assets	7.5	7.9	10.2	12.0	14.1
Total risk-based capital (6)	13.0	12.4	13.1	14.0	14.5
Common Share Data:
Basic and diluted earnings per share	$0.84	$0.74	$0.72	$0.55	$0.23
Operating earnings per share (3)	0.82	0.77	0.75	0.66	0.34
Dividends paid per share	0.6575	0.6475	0.6375	0.6275	0.6175
Dividend payout ratio	78.2%	88.1%	88.8%	114.9%	264.4%
Operating dividend payout ratio (3)	80.6	84.9	85.8	95.8	178.6
Book value per share (end of period)	$15.44	$15.28	$15.21	$14.96	$14.90
Tangible book value per share (end of period) (3)	8.43	8.17	8.71	8.72	9.30
Stock price:
High	15.70	15.27	13.79	14.49	17.08
Low	13.61	11.82	11.20	10.50	12.20
Close (end of period)	15.18	15.12	12.09	12.85	14.01

(1)	Includes a $20.6 million net gain (pre-tax) resulting from the formation of a merchant services joint venture in 2014. Previously reported amounts for all prior periods have been restated in accordance with the amended standards with respect to the accounting for investments in qualified affordable housing projects. See Notes 1 and 11 to the Consolidated Financial Statements.
(2)	Includes a total of $9.5 million, $12.7 million, $12.7 million, $56.8 million and $58.9 million of one-time charges, merger-related expenses and core system conversion costs in 2014, 2013, 2012, 2011 and 2010, respectively.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(4)	Includes securities purchased under agreements to resell.
(5)	Excludes acquired loans. See Asset Quality.
(6)	Total risk-based capital ratios presented are for the Bank. See Regulatory Capital Requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United with the SEC pursuant to the Exchange Act may, from time to time, contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United or its representatives from time to time may also contain forward-looking statements.

In general, forward-looking statements usually use words such as “expect,” “anticipate,” “believe,” “should,” and similar expressions, and include all statements about People’s United’s operating results or financial position for future periods. Forward-looking statements represent management’s beliefs, based upon information available at the time the statements are made, with regard to the matters addressed; they are not guarantees of future performance.

All forward-looking statements are subject to risks and uncertainties that could cause People’s United’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) changes in accounting and regulatory guidance applicable to banks; (7) price levels and conditions in the public securities markets generally; (8) competition and its effect on pricing, spending, third-party relationships and revenues; and (9) changes in regulation resulting from or relating to financial reform legislation.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Effective February 23, 2015, the Company converted to a bank holding company simultaneously with the Bank’s conversion to a national banking association. The Company also became a financial holding company at that time. Prior to that date, the Company was a savings and loan holding company and the Bank was a federally-chartered savings bank. These changes primarily affect the manner in which the Company and the Bank are regulated, and are not expected to have a material effect on the Company’s or the Bank’s financial condition or results of operations. Accordingly, the discussion that follows is primarily as of December 31, 2014.

The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $35.8 billion in total assets as of December 31, 2014. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.

People’s United’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s United’s three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. People’s United’s results of operations are also significantly affected by the provision for loan losses and the level of non-interest expense. In addition, People’s United’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Acquisitions

On June 22, 2012, the Bank acquired 57 branches from RBS Citizens, N.A. and assumed approximately $324 million in deposits associated with these branches. See Note 5 to the Consolidated Financial Statements. After the close of business on June 30, 2011, People’s United acquired Danvers based in Danvers, Massachusetts. The transaction was effective July 1, 2011. On November 30, 2010, People’s United completed its acquisitions of Smithtown based in Hauppauge, New York and LSB based in North Andover, Massachusetts. On April 16, 2010, the Bank entered into a definitive purchase and assumption agreement with the FDIC pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank, located in Lowell, Massachusetts. On February 19, 2010, People’s United completed its acquisition of Financial Federal, a financial services company providing collateralized lending, financing and leasing services nationwide to small and medium sized businesses.

People’s United’s results of operations include the results of the acquired entities beginning with their respective closing dates. Financial data for prior periods has not been restated to include Danvers, Smithtown, LSB, Butler Bank and Financial Federal and therefore, are not directly comparable to subsequent periods.

Critical Accounting Policies

In preparing the Consolidated Financial Statements, People’s United is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from People’s United’s current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates.

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets, and other-than-temporary declines in the value of securities.

The judgments used by People’s United in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses. People’s United’s significant accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United’s underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangible assets, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans and acquired loans, and non-recurring income) (the denominator). In addition, operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to our other fee-based businesses that are already presented on a net basis. People’s United generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) writedowns of banking house assets; (iii) severance-related costs; (iv) merger-related expenses, including acquisition integration and other costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per share is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP earnings per share. Operating return on average assets is calculated by dividing operating earnings by average total assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

In light of diversity in presentation among financial institutions, the methodologies used by People’s United for determining the non-GAAP financial measures discussed above may differ from those used by other financial institutions.

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2014	2013	2012	2011	2010
Total non-interest expense	$841.5	$839.0	$830.6	$871.9	$782.0

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(6.2)	(9.0)	—	(4.8)	—
Severance-related costs	(3.3)	(2.8)	(7.3)	(5.3)	—
Acquisition integration and other costs	—	(0.9)	(5.4)	—	—
Merger-related expenses	—	—	—	(42.9)	(23.3)
Executive-level separation agreement	—	—	—	(3.8)	(15.3)

Total	(9.5)	(12.7)	(12.7)	(56.8)	(38.6)

Operating non-interest expense	832.0	826.3	817.9	815.1	743.4

Operating lease expense (1)	(37.4)	(31.3)	(26.3)	(20.8)	(16.1)
Amortization of other acquisition-related intangible assets	(24.8)	(26.2)	(26.8)	(25.8)	(21.7)
Other (2)	(10.3)	(10.3)	(7.8)	(10.3)	(9.4)

Total non-interest expense for efficiency ratio	$759.5	$758.5	$757.0	$758.2	$696.2

Net interest income (FTE basis)	$931.1	$905.8	$940.4	$921.2	$697.3
Total non-interest income	350.8	341.7	320.4	314.3	276.4

Total revenues	1,281.9	1,247.5	1,260.8	1,235.5	973.7
Adjustments:
Gain on merchant services joint venture, net of expenses	(20.6)	—	—	—	—
Operating lease expense (1)	(37.4)	(31.3)	(26.3)	(20.8)	(16.1)
BOLI FTE adjustment	2.8	2.1	2.8	3.1	3.6
Net security (gains) losses	(3.0)	—	—	(8.8)	1.0
Other (3)	(0.5)	(0.8)	(0.7)	2.2	—

Total revenues for efficiency ratio	$1,223.2	$1,217.5	$1,236.6	$1,211.2	$962.2

Efficiency ratio	62.1%	62.3%	61.2%	62.6%	72.4%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to our other fee-based businesses that are already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating earnings per share and operating return on average assets:

Years ended December 31 (in millions, except per share data)	2014	2013	2012	2011	2010
Net income, as reported	$251.7	$232.4	$245.3	$192.4	$82.5

Adjustments to arrive at operating earnings:
Gain on merchant services joint venture, net of expenses	(20.6)	—	—	—	—
Writedowns of banking house assets	6.2	9.0	—	4.8	—
Severance-related costs	3.3	2.8	7.3	5.3	—
Acquisition integration and other costs	—	0.9	5.4	—	—
Merger-related expenses	—	—	—	42.9	23.3
Executive-level separation costs	—	—	—	3.8	15.3
Core system conversion costs	—	—	—	—	20.3

Total pre-tax adjustments	(11.1)	12.7	12.7	56.8	58.9
Tax effect	3.9	(4.0)	(4.1)	(18.5)	(19.2)

Total adjustments, net of tax	(7.2)	8.7	8.6	38.3	39.7

Operating earnings	$244.5	$241.1	$253.9	$230.7	$122.2

Earnings per share, as reported	$0.84	$0.74	$0.72	$0.55	$0.23

Adjustment to arrive at operating earnings per share:
Gain on merchant services joint venture, net of expenses	(0.04)	—	—	—	—
Writedowns of banking house assets	0.01	0.03	—	0.01	—
Severance-related costs	0.01	—	0.02	0.01	—
Acquisition integration and other costs	—	—	0.01	—	—
Merger-related expenses	—	—	—	0.08	0.04
Executive-level separation costs	—	—	—	0.01	0.03
Core system conversion costs	—	—	—	—	0.04

Total adjustments per share	(0.02)	0.03	0.03	0.11	0.11

Operating earnings per share	$0.82	$0.77	$0.75	$0.66	$0.34

Average total assets	$33,753	$31,009	$28,113	$26,028	$22,016

Operating return on average assets	0.72%	0.78%	0.90%	0.89%	0.55%

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Years ended December 31 (dollars in millions)	2014	2013	2012	2011	2010
Operating earnings	$244.5	$241.1	$253.9	$230.7	$122.2

Average stockholders’ equity	$4,625	$4,755	$5,168	$5,271	$5,368
Less: Average goodwill and average other acquisition-related intangible assets	2,115	2,141	2,165	2,053	1,753

Average tangible stockholders’ equity	$2,510	$2,614	$3,003	$3,218	$3,615

Operating return on average tangible stockholders’ equity	9.7%	9.2%	8.5%	7.2%	3.4%

Years ended December 31 (dollars in millions)	2014	2013	2012	2011	2010
Dividends paid	$196.9	$204.8	$217.9	$220.9	$218.1

Operating earnings	$244.5	$241.1	$253.9	$230.7	$122.2

Operating dividend payout ratio	80.6%	84.9%	85.8%	95.8%	178.6%

The following tables summarize People’s United’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2014	2013	2012	2011	2010
Total stockholders’ equity	$4,633	$4,568	$5,039	$5,215	$5,216
Less: Goodwill and other acquisition-related intangible assets	2,103	2,127	2,154	2,174	1,962

Tangible stockholders’ equity	$2,530	$2,441	$2,885	$3,041	$3,254

Total assets	$35,997	$33,214	$30,324	$27,558	$25,034
Less: Goodwill and other acquisition-related intangible assets	2,103	2,127	2,154	2,174	1,962

Tangible assets	$33,894	$31,087	$28,170	$25,384	$23,072

Tangible equity ratio	7.5%	7.9%	10.2%	12.0%	14.1%

As of December 31 (in millions, except per share data)	2014	2013	2012	2011	2010
Tangible stockholders’ equity	$2,530	$2,441	$2,885	$3,041	$3,254

Common shares issued	396.85	396.45	395.81	395.42	376.62
Less: Common shares classified as treasury shares	89.05	89.54	56.18	38.03	17.49
Unallocated ESOP common shares	7.67	8.01	8.36	8.71	9.06

Common shares	300.13	298.90	331.27	348.68	350.07

Tangible book value per share	$8.43	$8.17	$8.71	$8.72	$9.30

Economic Environment

People’s United’s results are subject to fluctuations based on economic conditions. Throughout 2014, the United States economy experienced a moderate expansion, with real gross domestic product increasing at an annual rate of 2.6% in the fourth quarter of 2014, after increasing 4.9% in the third quarter. The national unemployment rate was 5.6% as of December 31, 2014, down from 6.7% at the end of 2013. The Federal Open Market Committee of the FRB has maintained its targeted range for the federal funds rate of 0% to 0.25% since December 16, 2008.

The New England region and southeastern New York comprise People’s United’s primary market area, with Connecticut, New York, Massachusetts and Vermont having the largest concentration of People’s United’s loans, deposits and branches. Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $68,106, Connecticut ranks fourth in the United States, well above the U.S. median household income of $51,579, according to the U.S. Census data and SNL Financial. The state’s unemployment rate decreased to 5.7% as of December 31, 2014 compared to 6.8% at the end of 2013, which is in-line with the national rate. The Connecticut economy experienced an increase in jobs in 2014, with total seasonally adjusted employment increasing by approximately 75,000 jobs, or 4.4%, from December 31, 2013 to December 31, 2014, compared to a decrease of approximately 16,000 jobs, or 0.9%, from December 31, 2012 to December 31, 2013.

The median household income in New York was $57,619, according to U.S. Census data and SNL Financial, and the state’s unemployment rate was 5.7% at December 31, 2014, down from 6.6% at the end of 2013. The median household income in Massachusetts was $65,736, according to U.S. Census data and SNL Financial, and the state’s unemployment rate was 4.8% at December 31, 2014, down from 6.7% at the end of 2013. The median household income in Vermont was $56,766 according to U.S. Census data and SNL Financial, and the state’s unemployment rate was 3.9% at December 31, 2014 versus 3.8% at the end of 2013.

While the New England and New York economies experienced less severe contraction during the recent recession than the United States as a whole, they also exhibited milder recoveries. As a consequence, real GDP for 2013 (the most recent period for which regional data is available) was 3.9% higher in New England and 3.7% higher in New York compared to 2010, whereas U.S. GDP was 6.1% higher over the same period. The overall outlook for the economies of New England and southeastern New York in 2015 is improving, with the expectation that these regions may continue to expand along with the rest of the United States.

Financial Overview

Comparison of Financial Condition at December 31, 2014 and 2013. Total assets at December 31, 2014 were $36.0 billion, a $2.8 billion increase from December 31, 2013, primarily reflecting increases of $2.2 billion in total loans and $545 million in short-term investments. The increase in total loans from December 31, 2013 to December 31, 2014 primarily reflects increases of $1.6 billion in commercial loans and $515 million in residential mortgage loans. Originated loans increased $2.7 billion from December 31, 2013 to $25.5 billion (commercial loans increased $2.1 billion and retail loans increased $615 million) and acquired loans decreased $474 million. At December 31, 2014, the carrying amount of the acquired loan portfolio totaled $1.1 billion. The increase in short-term investments reflects an increase in interest-bearing deposits at the FRB-NY.

Non-performing assets (excluding acquired non-performing loans) totaled $224.1 million at December 31, 2014, a $23.7 million decrease from year-end 2013, primarily reflecting a $23.2 million decrease in non-performing retail loans partially offset by a $3.6 million increase in non-performing commercial loans. The allowance for loan losses was $198.3 million ($188.1 million on originated loans and $10.2 million on acquired loans) at December 31, 2014 compared to $187.8 million ($177.5 million on originated loans and $10.3 million on acquired loans) at December 31, 2013. At December 31, 2014, the originated allowance for loan losses as a percentage of originated loans was 0.74% and as a percentage of originated non-performing loans was 95.5%, compared to 0.78% and 81.9%, respectively, at December 31, 2013.

At December 31, 2014, total liabilities were $31.4 billion, a $2.7 billion increase from December 31, 2013, reflecting increases of $3.6 billion in total deposits, including a $2.5 billion increase in brokered deposits, and $394 million in notes and debentures, partially offset by a $1.4 billion decrease in total borrowings. The increase in notes and debenture reflects the Bank’s issuance of $400 million of subordinated notes in June 2014.

People’s United’s total stockholders’ equity was $4.6 billion at December 31, 2014, a $65 million increase from December 31, 2013. This increase primarily reflects net income of $251.7 million partially offset by dividends paid of $196.9 million. As a percentage of total assets, stockholders’ equity was 12.9% at December 31, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity as a percentage of tangible assets was 7.5% at December 31, 2014 compared to 7.9% at December 31, 2013.

People’s United’s (consolidated) Tier 1 common equity, and Tier 1 and Total risk-based capital ratios were 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014, compared to 10.2%, 10.2% and 11.3%, respectively, at December 31, 2013. The Bank’s leverage (core) capital ratio, and Tier 1 and Total risk-based capital ratios were 8.5%, 10.5% and 13.0%, respectively, at December 31, 2014, compared to 9.1%, 11.1% and 12.4%, respectively, at December 31, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013. People’s United reported net income of $251.7 million, or $0.84 per diluted share, for the year ended December 31, 2014, compared to $232.4 million, or $0.74 per diluted share, for the year-ago period. Included in the 2014 results is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. Results for 2014 and 2013 include $6.2 million and $8.7 million (after-tax), respectively, of non-operating expenses. Operating earnings were $244.5 million, or $0.82 per share, and $241.1 million, or $0.77 per share, for the respective periods. The results for 2014 reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.72% for 2014 compared to 0.78% for 2013. Operating return on average tangible stockholders’ equity was 9.7% for 2014 compared to 9.2% for the year-ago period.

FTE net interest income totaled $931.1 million in 2014, a $25.3 million increase from the year-ago period, and the net interest margin declined 22 basis points from 2013 to 3.09%. The decrease in the net interest margin primarily reflects continued pricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans. Average total earning assets increased $2.8 billion compared to 2013, reflecting increases of $2.6 billion in average total loans and $201 million in average securities. Average total funding liabilities increased $2.9 billion compared to 2013, reflecting increases of $2.3 billion in average total deposits, $393 million in average total borrowings and $192 million in average notes and debentures.

Compared to 2013, total non-interest income increased $9.1 million and total non-interest expense increased $2.5 million. The efficiency ratio was 62.1% for 2014 compared to 62.3% for the year-ago period. The provision for loan losses in 2014 totaled $40.6 million compared to $43.7 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.12% in 2014 compared to 0.19% in 2013.

Comparison of Financial Condition at December 31, 2013 and 2012. Total assets at December 31, 2013 were $33.2 billion, a $2.9 billion increase from December 31, 2012, reflecting increases of $2.7 billion in total loans and $364 million in total securities. The increase in total loans from December 31, 2012 to December 31, 2013 primarily reflects increases of $2.1 billion in commercial loans and $531 million in residential mortgage loans. Originated loans increased $3.4 billion from December 31, 2012 to $22.9 billion (commercial loans increased $2.7 billion and retail loans increased $633 million) and acquired loans decreased $713 million. At December 31, 2013, the carrying amount of the acquired loan portfolio totaled $1.5 billion. The increase in total securities primarily reflects purchases of agency-backed collateralized mortgage obligations (“CMOs”) and FHLB stock.

Non-performing assets (excluding acquired non-performing loans) totaled $247.8 million at December 31, 2013, a $41.8 million decrease from year-end 2012, primarily reflecting decreases of $28.6 million in non-performing commercial loans and $7.5 million in non-performing retail loans. The allowance for loan losses was $187.8 million ($177.5 million on originated loans and $10.3 million on acquired loans) at December 31, 2013 compared to $188.0 million ($177.5 million on originated loans and $10.5 million on acquired loans) at December 31, 2012. At December 31, 2013, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 81.9%, compared to 0.91% and 70.3%, respectively, at December 31, 2012.

At December 31, 2013, total liabilities were $28.6 billion, a $3.4 billion increase from December 31, 2012, reflecting increases of $2.7 billion in total borrowings and $807 million in total deposits ($618 million in commercial deposits and $189 million in retail deposits). The increase in total borrowings primarily reflects the additional funding used to support loan growth and securities purchases.

People’s United’s total stockholders’ equity was $4.6 billion at December 31, 2013, a $470 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 33.4 million shares of common stock at a total cost of $458.9 million, dividends paid of $204.8 million and a $58.2 million increase in accumulated other comprehensive loss (“AOCL”) since December 31, 2012, partially offset by net income of $232.4 million. As a percentage of total assets, stockholders’ equity was 13.8% at December 31, 2013 compared to 16.6% at December 31, 2012. Tangible stockholders’ equity as a percentage of tangible assets was 7.9% at December 31, 2013 compared to 10.2% at December 31, 2012.

People’s United’s (consolidated) Tier 1 common equity, and Tier 1 and Total risk-based capital ratios were 10.2%, 10.2% and 11.3%, respectively, at December 31, 2013, compared to 13.1%, 13.2% and 14.7%, respectively, at December 31, 2012. The Bank’s leverage (core) capital ratio, and Tier 1 and Total risk-based capital ratios were 9.1%, 11.1% and 12.4%, respectively, at December 31, 2013, compared to 9.8%, 12.2% and 13.1%, respectively, at December 31, 2012.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012. People’s United reported net income of $232.4 million, or $0.74 per diluted share, for the year ended December 31, 2013, compared to $245.3 million, or $0.72 per diluted share, for the 2012 period. Included in the 2013 and 2012 results are $8.7 million and $8.6 million (after-tax), respectively, of non-operating expenses. Operating earnings were $241.1 million, or $0.77 per share, and $253.9 million, or $0.75 per share, for the respective periods. The results for 2013 reflect continued loan and deposit growth, strength in fee income business, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.78% for 2013 compared to 0.90% for 2012. Operating return on average tangible stockholders’ equity was 9.2% for 2013 compared to 8.5% for the 2012 period.

FTE net interest income totaled $905.8 million in 2013, a $34.6 million decrease from the year-ago period, and the net interest margin declined 55 basis points from 2012 to 3.31%. The decrease in the net interest margin primarily reflects the effects of new loan volume at lower rates, declining interest income on acquired loans and higher borrowing costs, partially offset by lower deposit costs. Average total earning assets increased $3.0 billion compared to 2012, reflecting increases of $1.9 billion in average total loans and $1.2 million in average securities, partially offset by a $176 million decrease in average short-term investments. Average total funding liabilities increased $3.3 billion compared to 2012, reflecting increases of $2.1 billion in average total borrowings, $721 million in average total deposits and $452 million in average notes and debentures.

Compared to 2012, total non-interest income increased $21.3 million and total non-interest expense increased $8.4 million. The efficiency ratio was 62.3% for 2013 compared to 61.2% for 2012. The provision for loan losses in 2013 totaled $43.7 million compared to $49.2 million in 2012. Net loan charge-offs as a percentage of average total loans were 0.19% in 2013 compared to 0.21% in 2012.

Segment Results

People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits, wholesale borrowings and the funding center.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the Company’s insurance business and certain trust activities being allocated to the Commercial Banking segment, while the Company’s brokerage business and certain other trust activities are allocated to the Retail Banking segment.

Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2014	2013	2012
Commercial Banking	$217.0	$224.8	$206.9
Retail Banking	24.1	47.4	80.4

Total reportable segments	241.1	272.2	287.3
Treasury	11.2	(25.4)	(36.6)
Other	(0.6)	(14.4)	(5.4)

Total Consolidated	$251.7	$232.4	$245.3

People’s United uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

People’s United allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets and average total liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

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

Years ended December 31 (in millions)	2014	2013	2012
Net interest income	$498.4	$484.2	$469.3
Provision for loan losses	46.0	46.9	42.7
Total non-interest income	140.2	142.6	123.9
Total non-interest expense	264.6	243.7	239.0

Income before income tax expense	328.0	336.2	311.5
Income tax expense	111.0	111.4	104.6

Net income	$217.0	$224.8	$206.9

Average total assets	$18,938.8	$16,869.4	$15,131.8
Average total liabilities	4,166.7	3,451.7	3,083.8

Commercial Banking net income decreased $7.8 million in 2014 compared to 2013, as an increase in net interest income was more than offset by lower non-interest income and an increase in non-interest expense. The $14.2 million increase in net interest income primarily reflects continued loan growth and lower net FTP funding charges, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at rates lower than the existing portfolio and declining interest income on acquired loans. Included in non-interest income in 2014 and 2013 are net (losses) gains on sales of acquired loans totaling $(0.9) million and $5.7 million, respectively. Excluding these net (losses) gains, non-interest income increased $4.2 million in 2014, primarily reflecting increases in operating lease income resulting from a higher level of equipment leases to PCLC customers and trust-related income, partially offset by a decrease in lending fees and customer interest rate swap income. The $20.9 million increase in non-interest expense in 2014 reflects higher levels of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.1 billion and average total liabilities increased $715 million compared to 2013, reflecting loan and deposit growth.

Commercial Banking net income increased $17.9 million in 2013 compared to 2012. The $14.9 million increase in net interest income primarily reflects continued loan growth and lower FTP funding charges, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at lower yields and declining interest income on acquired loans. The $18.7 million increase in non-interest income in 2013 primarily reflects increases in customer interest rate swap income, commercial banking lending fees and operating lease income resulting from a higher level of equipment leased to PCLC customers. Included in non-interest income in 2013 and 2012 are net gains on sales of acquired loans totaling $5.7 million and $1.0 million, respectively. The $4.7 million increase in non-interest expense in 2013 reflects a higher level of direct expenses primarily due to increased operating lease expense, partially offset by a decrease in allocated expenses in 2013 compared to 2012. Average total assets increased $1.7 billion and average total liabilities increased $368 million compared to 2012, reflecting loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer business deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Years ended December 31 (in millions)	2014	2013	2012
Net interest income	$425.5	$459.5	$504.1
Provision for loan losses	18.5	15.4	13.9
Total non-interest income	168.7	181.6	179.5
Total non-interest expense	539.3	554.7	548.7

Income before income tax expense	36.4	71.0	121.0
Income tax expense	12.3	23.6	40.6

Net income	$24.1	$47.4	$80.4

Average total assets	$8,913.8	$8,478.8	$8,267.3
Average total liabilities	19,217.6	19,072.4	18,677.3

Retail Banking net income decreased $23.3 million in 2014 compared to 2013. The $34.0 million decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans, and lower FTP funding credits, partially offset by continued loan growth. The $12.9 million decrease in non-interest income primarily reflects an $11.9 million decrease in net gains on sales of residential mortgages partially offset by an increase in investment management fees. The $15.4 million decrease in non-interest expense primarily reflects lower levels of direct and allocated expenses. Compared to 2013, average total assets increased $435 million, reflecting loan growth, and average total liabilities increased $145 million, reflecting deposit growth partially offset by a decrease in customer repurchase agreements.

Retail Banking net income decreased $33.0 million in 2013 compared to 2012. The $44.6 million decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new loan originations at lower yields, lower FTP funding credits and the run-off of fair value amortization on acquired deposits, partially offset by continued loan growth. The increase in non-interest income primarily reflects increases in investment management fees and brokerage commissions, partially offset by a decrease in net gains on sales of residential mortgages. The increase in non-interest expense reflects a higher level of direct expenses primarily as a result of the acquisition of 57 branches late in the second quarter of 2012, partially offset by a decrease in allocated expenses. Average total assets increased $212 million and average total liabilities increased $395 million in 2013 compared to 2012, reflecting loan and deposit growth as well as the assumption of approximately $324 million in deposits in connection with the branch acquisition noted above.

Treasury encompasses the securities portfolio, short-term investments, brokered deposits, wholesale borrowings, and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the interest rate risk (“IRR”) component of People’s United’s net interest income as calculated by its FTP model in deriving each operating segment’s net interest income. Under this process, the funding center buys funds from liability-generating business lines, such as consumer deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United’s Treasury group and is based on the wholesale cost to People’s United of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing IRR to the Treasury group.

Years ended December 31 (in millions)	2014	2013	2012
Net interest income (loss)	$10.8	$(46.5)	$(65.8)
Total non-interest income	12.3	7.2	7.2
Total non-interest expense	6.0	(1.3)	(3.5)

Income (loss) before income tax benefit	17.1	(38.0)	(55.1)
Income tax expense (benefit)	5.9	(12.6)	(18.5)

Net income (loss)	$11.2	$(25.4)	$(36.6)

Average total assets	$5,266.7	$5,021.1	$4,048.2
Average total liabilities	5,423.0	3,352.3	836.3

Treasury’s net income in 2014 compared to a net loss in 2013 primarily reflects a $57.3 million increase in net interest income. The improvement in net interest income primarily reflects lower net FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The increase in non-interest income primarily reflects increases in net security gains and BOLI income. The increase in non-interest expense primarily reflects increases in both direct and allocated expenses. Average total assets increased $246 million in 2014 compared to 2013, reflecting increases in average securities and average short-term investments. The $2.1 billion increase in average total liabilities in 2014 compared to 2013 reflects increases in average brokered deposits, average total borrowings and average notes and debentures ($400 million of subordinated notes were issued in June 2014).

The improvement in Treasury’s net loss in 2013 compared to 2012 reflects a decrease in net interest loss. The improvement in net interest loss primarily reflects lower FTP funding costs and increased interest income partially offset by an increase in interest expense. Average total assets increased $973 million in 2013 compared to 2012, primarily reflecting an increase in average securities partially offset by a decline in average short-term investments. The $2.5 billion increase in average total liabilities in 2013 compared to 2012 primarily reflects increases in average total borrowings (used to support loan growth and securities purchases) and average notes and debentures ($500 million of senior notes were issued in December 2012).

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: the net gain on the merchant services joint venture totaling $20.6 million for the year ended December 31, 2014 (included in total non-interest income); and one-time charges (included in total non-interest expense) totaling $9.5 million, $12.7 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Years ended December 31 (in millions)	2014	2013	2012
Net interest (loss) income	$(22.8)	$(8.6)	$21.1
Provision for loan losses	(23.9)	(18.6)	(7.4)
Total non-interest income	29.6	10.3	9.8
Total non-interest expense	31.6	41.9	46.4

Loss before income tax benefit	(0.9)	(21.6)	(8.1)
Income tax benefit	(0.3)	(7.2)	(2.7)

Net loss	$(0.6)	$(14.4)	$(5.4)

Average total assets	$633.5	$639.6	$665.6
Average total liabilities	320.1	377.7	347.6

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

Since December 2008, the FRB has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for 2014, the average effective federal funds rate was 0.09%. The net interest margin was 3.09% in 2014 compared to 3.31% in 2013. The decline in the net interest margin in 2014 compared to 2013 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

2014 Compared to 2013

FTE net interest income increased $25.3 million compared to 2013, reflecting a $28.2 million increase in total interest and dividend income partially offset by a $2.9 million increase in total interest expense, and the net interest margin decreased 22 basis points to 3.09%. The decline in the net interest margin reflects new loan volume at rates lower than the existing portfolio (21 basis points).

Average total earning assets were $30.2 billion in 2014, a $2.8 billion increase from 2013, primarily reflecting increases of $2.6 billion in average total loans and $201 million in average securities. Average total loans, average securities and average short-term investments comprised 83%, 16% and 1%, respectively, of average total earning assets in both 2014 and 2013. In 2014, the yield earned on the total loan portfolio was 3.74% and the yield earned on securities and short-term investments was 2.15%, compared to 4.08% and 2.08%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 47% of the loan portfolio had floating interest rates at December 31, 2014 compared to 45% at December 31, 2013.

The average total commercial and residential mortgage loan portfolios increased $2.0 billion and $509 million, respectively, compared to 2013, reflecting growth. Average consumer loans increased $27 million compared to 2013, reflecting a $50 million increase in average home equity loans partially offset by a $23 million decrease in average indirect auto loans.

Average total funding liabilities were $28.7 billion in 2014, a $2.9 billion increase from the year-ago period, reflecting increases of $2.3 billion in average total deposits, $393 million in average total borrowings and $192 million in average notes and debentures. The increase in average total deposits reflects organic growth as well as a $1.4 billion increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits and average non-interest-bearing deposits increased $781 million and $370 million, respectively, while average time deposits decreased $230 million. Average total deposits comprised 85% of average total funding liabilities in both 2014 and 2013. The increase in average total borrowings reflects the additional funding used to support loan growth. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The four basis point decrease to 0.41% from 0.45% in the rate paid on average total funding liabilities in 2014 compared to 2013 primarily reflects a decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average total deposits decreased four basis points in 2014, reflecting decreases of 11 basis points in time deposits and one basis point in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 59% and 19%, respectively, of average total deposits in 2014 compared to 57% and 21%, respectively, in 2013.

2013 Compared to 2012

FTE net interest income decreased $34.6 million compared to 2012, reflecting a $25.0 million decrease in total interest and dividend income and a $9.6 million increase in total interest expense, and the net interest margin decreased 55 basis points to 3.31%. Net interest income in 2012 included $8.8 million of cost recovery income on acquired loans (representing cash receipts in excess of carrying amount). Excluding this item, FTE net interest income decreased $25.8 million and the net interest margin declined 51 basis points.

Average total earning assets were $27.4 billion in 2013, a $3.0 billion increase from 2012, primarily reflecting increases of $1.9 billion in average total loans and $1.2 billion in average securities. Average total loans, average securities and average short-term investments comprised 83%, 16% and 1%, respectively, of average total earning assets in 2013 compared to 85%, 14% and 1%, respectively, in 2012. In 2013, the yield earned on the total loan portfolio was 4.08% and the yield earned on securities and short-term investments was 2.08%, compared to 4.65% and 2.27%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 45% of the loan portfolio had floating interest rates at December 31, 2013 compared to 47% at December 31, 2012.

The average total commercial and residential mortgage loan portfolios increased $1.7 billion and $271 million, respectively, compared to 2012, reflecting growth. Average consumer loans decreased $30 million compared to 2012, reflecting a $45 million decrease in average indirect auto loans partially offset by a $10 million increase in average home equity loans.

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

The two basis point decrease to 0.45% from 0.47% in the rate paid on average total funding liabilities in 2013 compared to 2012 primarily reflects a decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average total deposits decreased six basis points in 2013, reflecting decreases of six basis points in savings and money market deposits partially offset by a two basis point increase in time deposits. Average savings and money market deposits and average time deposits comprised 57% and 21%, respectively, of average total deposits in 2013 compared to 54% and 24%, respectively, in 2012.

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2014, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2014			2013			2012
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (1)	$214.9	$0.4	0.20%	$156.1	$0.3	0.22%	$332.0	$0.8	0.24%
Securities (2)	4,746.9	106.3	2.24	4,545.9	97.7	2.15	3,299.8	81.5	2.47
Loans:
Commercial (3)	9,266.2	360.7	3.89	8,421.5	356.2	4.23	7,672.8	373.4	4.87
Commercial real estate (4)	9,145.0	354.2	3.87	7,965.0	351.2	4.41	7,031.5	365.4	5.20
Residential mortgage	4,635.1	154.3	3.33	4,126.1	141.4	3.42	3,854.7	145.5	3.77
Consumer	2,172.7	73.9	3.40	2,145.4	74.8	3.49	2,174.9	80.0	3.68

Total loans	25,219.0	943.1	3.74	22,658.0	923.6	4.08	20,733.9	964.3	4.65

Total earning assets	30,180.8	$1,049.8	3.48%	27,360.0	$1,021.6	3.73%	24,365.7	$1,046.6	4.30%

Other assets	3,572.0			3,648.9			3,747.2

Total assets	$33,752.8			$31,008.9			$28,112.9

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,390.1	$—	—%	$5,020.3	$—	—%	$4,656.8	$—	—%
Savings, interest-bearing checking and money market	14,238.9	36.7	0.26	12,417.3	33.0	0.27	11,556.8	38.7	0.33
Time	4,668.7	44.2	0.95	4,524.7	48.1	1.06	5,028.2	52.1	1.04

Total deposits	24,297.7	80.9	0.33	21,962.3	81.1	0.37	21,241.8	90.8	0.43

Borrowings:
FHLB advances	2,593.7	9.2	0.36	2,043.9	8.2	0.40	419.5	5.1	1.23
Customer repurchase agreements	482.0	1.0	0.20	522.7	1.1	0.20	494.7	1.3	0.26
Federal funds purchased	471.8	0.8	0.17	641.2	1.2	0.19	195.3	0.5	0.24
Repurchase agreements	53.5	0.1	0.26	1.0	—	1.75	16.2	0.1	1.01
Other borrowings	3.6	—	0.08	2.9	—	0.08	0.2	—	—

Total borrowings	3,604.6	11.1	0.31	3,211.7	10.5	0.33	1,125.9	7.0	0.63

Notes and debentures	839.1	26.7	3.19	647.5	24.2	3.74	195.5	8.4	4.28

Total funding liabilities	28,741.4	$118.7	0.41%	25,821.5	$115.8	0.45%	22,563.2	$106.2	0.47%

Other liabilities	386.0			432.6			381.8

Total liabilities	29,127.4			26,254.1			22,945.0
Stockholders’ equity	4,625.4			4,754.8			5,167.9

Total liabilities and stockholders’ equity	$33,752.8			$31,008.9			$28,112.9

Net interest income/spread (5)		$931.1	3.07%		$905.8	3.28%		$940.4	3.83%

Net interest margin			3.09%			3.31%			3.86%

(1)	Includes securities purchased under agreements to resell.
(2)	Average balances and yields for securities available for sale are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	Interest income for the year ended December 31, 2012 includes $8.0 million of cost recovery income; yield of 5.08% without cost recovery income.
(5)	The FTE adjustment was $19.2 million, $17.2 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average total earning assets and average interest-bearing liabilities have affected People’s United net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rates); changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	2014 Compared to 2013 Increase (Decrease)			2013 Compared to 2012 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$—	$0.1	$(0.4)	$(0.1)	$(0.5)
Securities	4.4	4.2	8.6	27.8	(11.6)	16.2
Loans:
Commercial	34.1	(29.6)	4.5	34.4	(51.6)	(17.2)
Commercial real estate	48.6	(45.6)	3.0	45.1	(59.3)	(14.2)
Residential mortgage	17.0	(4.1)	12.9	9.8	(13.9)	(4.1)
Consumer	1.0	(1.9)	(0.9)	(1.1)	(4.1)	(5.2)

Total loans	100.7	(81.2)	19.5	88.2	(128.9)	(40.7)

Total change in interest and dividend income	105.2	(77.0)	28.2	115.6	(140.6)	(25.0)

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	4.7	(1.0)	3.7	2.7	(8.4)	(5.7)
Time	1.5	(5.4)	(3.9)	(5.3)	1.3	(4.0)

Total deposits	6.2	(6.4)	(0.2)	(2.6)	(7.1)	(9.7)

Borrowings:
FHLB advances	2.0	(1.0)	1.0	8.5	(5.4)	3.1
Customer repurchase agreements	(0.1)	—	(0.1)	0.1	(0.3)	(0.2)
Federal funds purchased	(0.3)	(0.1)	(0.4)	0.8	(0.1)	0.7
Repurchase agreements	0.2	(0.1)	0.1	(0.2)	0.1	(0.1)
Other borrowings	—	—	—	—	—	—

Total borrowings	1.8	(1.2)	0.6	9.2	(5.7)	3.5

Notes and debentures	6.5	(4.0)	2.5	17.0	(1.2)	15.8

Total change in interest expense	14.5	(11.6)	2.9	23.6	(14.0)	9.6

Change in net interest income	$90.7	$(65.4)	$25.3	$92.0	$(126.6)	$(34.6)

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2014:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$668.6	0.23%
Securities purchased under agreements to resell	100.0	0.01
Securities	5,012.0	1.97
Loans	26,592.0	3.47

Total earning assets	$32,372.6	3.16%

Funding liabilities:
Non-interest-bearing deposits	$5,655.1	—%
Interest-bearing deposits:
Money market	8,396.2	0.22
Time	5,230.7	0.91
Savings	3,866.8	0.16
Checking	2,989.4	0.14
Borrowings	3,691.7	0.39
Notes and debentures	1,033.5	3.47

Total funding liabilities	$30,863.4	0.41%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2014	2013	2012	2014/2013	2013/2012
Bank service charges	$128.6	$127.3	$127.2	1.0%	0.1%
Investment management fees	41.6	37.2	34.9	11.8	6.6
Operating lease income	41.6	34.5	31.2	20.6	10.6
Commercial banking lending fees	33.4	39.2	36.3	(14.8)	8.0
Insurance revenue	29.9	31.2	31.8	(4.2)	(1.9)
Brokerage commissions	13.6	13.7	12.2	(0.7)	12.3
Net security gains	3.0	—	—	n/m	n/m
Net gains on sales of residential mortgage loans	2.9	14.8	16.1	(80.4)	(8.1)
Net (losses) gains on sales of acquired loans	(0.9)	5.7	1.0	n/m	n/m
Gain on merchant services joint venture, net of expenses	20.6	—	—	n/m	n/m
Other non-interest income:
Customer interest rate swap income, net	8.6	10.8	3.4	(20.4)	217.6
BOLI	5.8	4.5	5.4	28.9	(16.7)
Other	22.1	22.8	20.9	(3.1)	9.1

Total other non-interest income	36.5	38.1	29.7	(4.2)	28.3

Total non-interest income	$350.8	$341.7	$320.4	2.7%	6.6%

n/m – not meaningful

Total non-interest income, excluding the effect of the net gain on the merchant services joint venture discussed below, decreased $11.5 million in 2014 compared to 2013, and increased $21.3 million in 2013 compared to 2012. The decline in total non-interest income in 2014 compared to 2013 primarily reflects lower net gains on sales of residential mortgages and commercial banking lending fees, partially offset by higher operating lease income. The improvement in total non-interest income in 2013 compared to 2012 primarily reflects increases in customer interest rate swap income and net gains on sales of acquired loans.

As discussed in Notes 1 and 11 to the Consolidated Financial Statements, in the first quarter of 2014, the Company early adopted, with retrospective application, amended standards with respect to the accounting for investments in qualified affordable housing projects. Accordingly, amortization of the Company’s cost of such investments previously included in total non-interest income is now included as a component of income tax expense for all periods presented.

Bank service charges continue to be impacted as a result of certain provisions of the DFA (see below) as increases in cash management and certain other commercial fees were essentially offset by lower interchange and overdraft fees.

The improvement in investment management fees in both 2014 and 2013 reflects the benefit from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings. Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $10.8 billion and $5.6 billion, respectively, at December 31, 2014, compared to $10.8 billion and $5.2 billion, respectively, at December 31, 2013. The improvement in brokerage commissions in 2013 reflects higher levels of mutual fund and annuity commission income.

The decrease in net gains on sales of residential mortgage loans in 2014 compared to 2013 primarily reflects a 62% decline in the volume of residential mortgage loan sales and narrower spreads on pricing. Loans held for sale at December 31, 2014 and 2013 consisted of newly-originated residential mortgage loans with carrying amounts of $34.2 million and $23.3 million, respectively. The decrease in net gains on sales of residential mortgage loans in 2013 compared to 2012 primarily reflects a 16% decrease in the volume of residential mortgage loan sales partially offset by the continued improvement in pricing on loans sold directly to a government sponsored enterprise (“GSE”).

Net (losses) gains on sales of acquired loans in 2014, 2013 and 2012 reflect sales of acquired loans with contractual balances of $10.4 million, $12.4 million and $14.3 million, respectively (carrying amounts of $10.3 million, $10.2 million and $11.6 million, respectively).

The increase in operating lease income in both 2014 and 2013 reflects higher levels of equipment leased to PCLC customers. The fluctuation in commercial banking lending fees in both years is primarily related to the level of prepayment fees collected each year. On an FTE basis, BOLI income totaled $8.6 million in 2014, compared to $6.6 million in 2013 and $8.2 million in 2012. The increase in BOLI income in 2014 compared to 2013 primarily reflects a slightly higher crediting rate in 2014 and death benefits received in 2014 totaling $0.5 million (none in 2013). The decrease in BOLI income in 2013 compared to 2012 primarily reflects a lower crediting rate in 2013 due to the continued low interest rate environment. The decline in insurance revenue over the past few years reflects the continued soft insurance market. Net security gains in 2014 include a $2.3 million gain resulting from the call of a single security acquired in a previous acquisition.

During the second quarter of 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49% minority interest in the joint venture and recognized a $20.6 million gain (non-operating), net of related expenses, resulting from the formation of the joint venture. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that was contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.

The DFA, which was signed into law on July 21, 2010, imposes significant changes in the financial regulatory landscape and will continue to impact all financial institutions and their holding companies, including the Bank and People’s United. Enactment of the DFA has resulted in significant increases in the Company’s regulatory compliance burden and costs and may restrict the financial products and services People’s United offers to its customers.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an Order vacating portions of the FRB Debit Card Interchange Fee and Routing regulations related to the calculation of interchange transaction fees and network non-exclusivity. The Order would have required the FRB to revise its Debit Card Interchange Fee regulations, which serve to limit the fees that issuers can charge for debit card interchange transactions, as well as its regulations relating to routing of debit card interchange transactions.

The FRB appealed the District Court’s ruling and on March 21, 2014, the U.S. Court of Appeals for the District of Columbia issued a judgment reversing the District Court’s ruling and overturning the Order to vacate. The merchant plaintiffs in the original action filed a petition for writ of certiorari with the U. S. Supreme Court, seeking its review of the Appeals Court’s decision. In January 2015, the Supreme Court announced that it had denied certiorari, thus upholding the Appeals Court’s decision. Therefore, bank service charge revenue derived from interchange transaction fees is not expected to be reduced further as a result of this litigation.

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

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2014	2013	2012	2014/2013	2013/2012
Compensation and benefits	$436.0	$427.1	$418.9	2.1%	2.0%
Occupancy and equipment	147.3	148.0	141.9	(0.5)	4.3
Professional and outside service	59.2	60.6	65.4	(2.3)	(7.3)
Operating lease expense	37.4	31.3	26.3	19.5	19.0
Regulatory assessments	35.6	33.8	30.8	5.3	9.7
Amortization of other acquisition-related intangible assets	24.8	26.2	26.8	(5.3)	(2.2)
Other non-interest expense:
Stationery, printing, postage and telephone	20.3	20.9	22.5	(2.9)	(7.1)
Advertising and promotion	13.0	15.4	17.7	(15.6)	(13.0)
Other	67.9	75.7	80.3	(10.3)	(5.7)

Total other non-interest expense	101.2	112.0	120.5	(9.6)	(7.1)

Total non-interest expense	$841.5	$839.0	$830.6	0.3%	1.0%

Efficiency ratio	62.1%	62.3%	61.2%

Total non-interest expense increased $2.5 million in 2014 compared to 2013 and $8.4 million in 2013 compared to 2012. Included in total non-interest expense are non-operating expenses (see below) totaling $9.5 million, $12.7 million and $12.7 million in 2014, 2013 and 2012, respectively.

The improvement in the efficiency ratio in 2014 compared to 2013 primarily reflects an increase in adjusted total revenues in 2014 (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits includes non-operating expenses totaling $3.3 million in 2014, $2.8 million in 2013 and $4.9 million in 2012. Excluding non-operating expenses, compensation and benefits increased $8.4 million in 2014 compared to 2013 and $10.3 million in 2013 compared to 2012. The year-over-year increase in 2014 primarily reflects normal merit increases, higher payroll and benefit-related costs as well as compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance. The increase in compensation and benefits in 2013 compared to 2012 reflects normal merit increases and compensation and benefit costs for additional employees related to regulatory compliance and the acquisition of 57 branches late in the second quarter of 2012.

The decrease in occupancy and equipment expense in 2014 compared to 2013 reflects the benefits from consolidating branches and other office space over the past few years. The increase in occupancy and equipment expense in 2013 compared to 2012 primarily reflects the incremental costs associated with the continued geographic expansion of People’s United’s franchise, including the purchase of 57 branches late in the second quarter of 2012.

The decrease in professional and outside services fees in 2014 and 2013 primarily reflects improvements in vendor pricing, lower legal fees and computer system servicing costs. The increase in operating lease expense in 2014 and 2013 relates to the higher level of equipment leased to PCLC customers. The decrease in advertising and promotion in 2014 and 2013 primarily reflects lower levels of spending on certain television advertising campaigns.

Regulatory assessments include FDIC insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The higher level of regulatory assessments over the past few years primarily reflects increases in the Bank’s average total assets over this period.

Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018 and $9.4 million in 2019.

Included in other non-interest expense are non-operating expenses totaling $6.2 million and $9.0 million in 2014 and 2013, respectively, relating to charges associated with the writedowns of certain banking house assets. The decrease in other non-interest expense in 2014 compared to 2013 reflects lower collateral protection costs as well as the continued benefits from cost-savings initiatives. The decrease in other non-interest expense in 2013 compared to 2012 reflects decreases in operational charge-offs, partially offset by higher real estate owned (“REO”) related costs, including writedowns relating to one residential property.

Income Taxes

Income tax expense totaled $128.9 million, $115.2 million and $124.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. People’s United’s effective income tax rate was 33.9%, 33.1% and 33.6% for the years ended December 31, 2014, 2013 and 2012, respectively. People’s United’s effective income tax rate for 2015 is expected to be approximately 34%.

Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

The effective income tax rate for 2014 represents a 240 basis point increase over the previously reported 2013 effective income tax rate of 31.5%, primarily due to the early adoption of amended standards with respect to the accounting for investments in qualified affordable housing projects. See Notes 1 and 11 to the Consolidated Financial Statements.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is now included as a component of income tax expense, totaled $10.7 million, $8.5 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Income tax expense for all three years reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary of the Bank. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. See Note 11 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2014		2013		2012
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
State and municipal	$832.8	$880.1	$584.5	$584.5	$—	$—
Corporate	—	—	55.0	57.0	55.0	59.7
Other	1.5	1.5	1.0	1.0	1.2	1.2

Total securities held to maturity	$834.3	$881.6	$640.5	$642.5	$56.2	$60.9

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$56.8	$48.6	$48.9	$30.1	$30.7
GSE residential mortgage-backed securities and CMOs	3,943.4	3,936.7	4,172.2	4,096.4	3,830.9	3,899.0
Corporate	—	—	58.3	60.2	57.9	59.9
State and municipal	—	—	—	—	527.4	539.6
Other	—	—	2.6	2.5	2.6	2.9

Total debt securities	3,999.9	3,993.5	4,281.7	4,208.0	4,448.9	4,532.1
Equity securities	0.2	0.2	0.2	0.2	0.2	0.2

Total securities available for sale	$4,000.1	$3,993.7	$4,281.9	$4,208.2	$4,449.1	$4,532.3

People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. People’s United’s management believes that a large securities portfolio funded with wholesale borrowings provides limited economic value and therefore, the total securities portfolio only comprises 14% of total assets as of December 31, 2014.

People’s United has historically utilized the securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, IRR management, asset diversification and tax planning. Securities available for sale are used as part of People’s United’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

People’s United invests in debt securities rated in the highest categories assigned by nationally recognized statistical ratings organizations (“NRSRO”) and all credit risk undergoes an internal creditworthiness assessment separate from NRSRO ratings. Management has internal guidelines for the credit quality and duration of People’s United’s debt securities portfolio and monitors these on a regular basis.

At December 31, 2014, People’s United’s securities available for sale portfolio totaled $4.0 billion, or 11% of total assets, compared to $4.2 billion, or 13% of total assets, at December 31, 2013 and $4.5 billion, or 15% of total assets, at December 31, 2012. The decrease in securities available for sale in 2014 compared to 2013 primarily reflects principal repayments and maturities of GSE residential mortgage-backed securities and CMOs. The increase in GSE residential mortgage-backed securities and CMOs in 2013 compared to 2012 reflects management’s decision to invest in such securities to provide an improved balance sheet mix of duration, yield and credit risk as well as regulatory considerations.

In December 2013, the entire state and municipal securities portfolio was transferred from available for sale to held to maturity. This action was taken to minimize future fluctuations in stockholders’ equity due to changes in the fair value of these long duration securities resulting from changes in interest rates in light of management’s view of the long-term investment horizon of this portfolio.

At December 31, 2014 and 2013, the amortized cost exceeded the fair value of the securities available for sale portfolio by $6.4 million and $73.7 million, respectively. At December 31, 2012, the fair value exceeded the amortized cost of the securities available for sale portfolio by $83.2 million.

All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 4.1 years, 4.2 years and 3.3 years at December 31, 2014, 2013 and 2012, respectively.

Lending Activities

People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $2.20 billion in 2014 compared to 2013 and increased $2.65 billion in 2013 compared to 2012. People’s United acquired loans with fair values of $1.87 billion in 2011 and $3.49 billion in 2010. Loans acquired in connection with business combinations beginning in 2010 are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2014 and 2013, the carrying amount of the acquired loan portfolio totaled $1.05 billion and $1.53 billion, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2014	2013	2012	2011	2010
Commercial:
Commercial real estate (1)	$9,404.3	$8,921.6	$7,294.2	$7,172.2	$7,306.3
Commercial and industrial (1)	7,189.6	6,302.1	6,047.7	5,352.6	3,095.6
Equipment financing	2,865.5	2,593.1	2,352.3	2,014.2	2,095.4

Total Commercial Portfolio	19,459.4	17,816.8	15,694.2	14,539.0	12,497.3

Retail:
Residential mortgage:
Adjustable-rate	4,393.8	3,895.3	3,335.2	2,947.7	2,117.9
Fixed-rate	538.2	521.3	550.9	680.7	529.6

Total residential mortgage	4,932.0	4,416.6	3,886.1	3,628.4	2,647.5

Consumer:
Home equity	2,143.1	2,084.6	2,051.5	2,057.7	1,976.8
Other consumer	57.5	72.3	104.8	159.7	201.1

Total consumer	2,200.6	2,156.9	2,156.3	2,217.4	2,177.9

Total Retail Portfolio	7,132.6	6,573.5	6,042.4	5,845.8	4,825.4

Total loans	$26,592.0	$24,390.3	$21,736.6	$20,384.8	$17,322.7

(1)	Following the Company’s 2010 acquisitions and core system conversion, the Company undertook a portfolio review to ensure consistent classification of commercial loans in an effort to align policy across the Company’s expanded franchise and better conform to industry practice for such loans. As a result, approximately $875 million of loans secured, in part, by owner-occupied commercial properties were reclassified from commercial real estate loans to commercial and industrial loans as of March 31, 2011. The primary collateral for these loans generally consists of the borrower’s general business assets (i.e. non-real estate collateral) and the loans were underwritten principally on the basis of the adequacy of business cash flows. This reclassification was applied prospectively as it was deemed impracticable to do so for 2010 due to the fact that the underlying loan information is no longer available as it previously resided on legacy loan systems that are no longer utilized or supported following the Company’s core system conversion.

People’s United’s loan portfolio is primarily concentrated within New England with 61% and 63% of the total loan portfolio representing loans to customers located within the New England states at December 31, 2014 and 2013, respectively, and 19% and 18% represents loans to customers located in New York at those dates.

Total Loans

As of December 31 (dollars in millions)

The following table presents the contractual maturity of total loans as of December 31, 2014:

(in millions)	Commercial	Retail	Total
Amounts due:
One year or less	$1,656.3	$72.1	$1,728.4

After one year:
One to five years	9,606.9	214.3	9,821.2
Over five years	8,196.2	6,846.2	15,042.4

Total due after one year	17,803.1	7,060.5	24,863.6

Total	$19,459.4	$7,132.6	$26,592.0

The following table presents, as of December 31, 2014, loan amounts due after December 31, 2015, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$9,057.2	$8,745.9	$17,803.1
Retail	6,129.5	931.0	7,060.5

Total loans due after one year	$15,186.7	$9,676.9	$24,863.6

Commercial Portfolio

The commercial lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multi-family) sector, which represented 36% of this loan portfolio at December 31, 2014.

As of December 31 (in millions)	2014	2013
Property Type:
Residential (multi-family)	$3,378.4	$2,733.3
Retail	2,422.0	2,389.6
Office buildings	2,185.3	2,258.7
Industrial/manufacturing	538.6	542.2
Hospitality/entertainment	424.2	419.1
Mixed/special use	165.2	232.8
Self-storage	147.3	160.9
Land	62.7	92.3
Health care	19.2	48.1
Other	61.4	44.6

Total commercial real estate	$9,404.3	$8,921.6

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio increased $483 million in 2014 compared to 2013, reflecting originated loan growth of $673 million, or 8% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. The commercial real estate portfolio increased $1.6 billion in 2013 compared to 2012, reflecting originated loan growth of $2.0 billion, or 33% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. Included in the commercial real estate portfolio are construction loans totaling $658 million and $562 million at December 31, 2014 and 2013, respectively, net of the unadvanced portion of such loan totaling $435 million and $414 million, respectively. During 2014 and 2013, the Company sold acquired loans with outstanding principal balances of $10.4 million and $12.4 million, respectively (carrying amounts of $10.3 million and $10.2 million, respectively) and recognized net (losses) gains on sales totaling $(0.9) million and $5.7 million, respectively.

At December 31, 2014 and 2013, 36% and 33%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York, and 20% in both years, was secured by properties located in Connecticut. In addition, 26% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2014 compared to 27% at December 31, 2013. No other state exposure was greater than 6% at December 31, 2014.

Commercial real estate is dependent on the successful operation of the related income-producing real estate. Accordingly, the income streams generated by this portfolio can be impacted by changes in the real estate market and, to a large extent, the New England and southeastern New York economies. People’s United continues to focus on maintaining strong asset quality standards in a competitive market generally characterized by aggressive pricing and less attractive underwriting terms. The growth and performance of this portfolio is largely dependent on the economic environment and may be adversely impacted if the economy weakens in the future.

Commercial Real Estate Diversification by Property Type

As of December 31, 2014 (percent)

Commercial and Industrial

People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2014	2013 (1)
Industry:
Service	$1,328.5	$1,240.2
Finance and insurance	1,174.9	865.0
Manufacturing	949.9	817.0
Real estate, rental and leasing	873.5	839.4
Wholesale distribution	802.6	614.7
Health services	724.0	735.1
Retail sales	589.0	535.0
Transportation/utility	202.8	155.6
Construction	194.4	173.2
Arts/entertainment/recreation	130.4	141.1
Information/media	102.2	40.1
Public administration	57.2	72.4
Mining, oil and gas	28.2	41.1
Other	32.0	32.2

Total commercial and industrial	$7,189.6	$6,302.1

(1)	Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Commercial and Industrial Portfolio

As of December 31 (dollars in millions)

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

In 2014, the commercial and industrial portfolio increased $888 million compared to 2013, reflecting originated loan growth of $1.1 billion, or 18% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio. In 2013, the commercial and industrial portfolio increased $254 million compared to 2012, reflecting originated loan growth of $381 million, or 7% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio.

At December 31, 2014 and 2013, the commercial and industrial portfolio included $486 million and $411 million, respectively, of asset-based lending loans, of which 79% were to customers located within the Company’s geographic footprint at December 31, 2014. The commercial and industrial portfolio also includes $781 million of mortgage warehouse loans at December 31, 2014, compared to $538 million at December 31, 2013. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2014, 15% of the mortgage warehouse loans were to customers located within the Company’s footprint.

At December 31, 2014 and 2013, 22% and 24%, respectively, of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled 42% and 44% at December 31, 2014 and 2013, respectively. No other state exposure was greater than 13%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification by Industry

As of December 31, 2014 (percent)

Equipment Financing

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the transportation/utility, construction, printing and general manufacturing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially all of the equipment financing portfolio (97% at both December 31, 2014 and 2013) was to customers located outside of New England. At December 31, 2014, 31% of the equipment financing portfolio consisted of loans to customers located in Texas, California and Louisiana and no other state exposure was greater than 6%.

As of December 31 (in millions)	2014	2013
Industry:
Transportation/utility	$994.8	$864.5
Construction	371.4	348.4
Finance, insurance and real estate	328.3	292.5
Waste	211.8	187.9
Printing	192.5	226.4
Manufacturing	174.9	159.4
Wholesale distribution	146.8	117.1
Packaging	140.0	151.2
Mining, oil and gas	104.6	70.6
Service	68.4	64.1
Health services	51.9	43.8
Other	80.1	67.2

Total equipment financing	$2,865.5	$2,593.1

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The equipment financing portfolio increased $272 million in 2014 compared to 2013, reflecting originated loan growth of $315 million, or 13% of the equipment and financing portfolio, partially offset by run-off in the PUEFC acquired loan portfolio. Operating on a national scale, equipment financing represented 15% of the commercial portfolio at both December 31, 2014 and 2013. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.

Equipment Financing Diversification by Industry

As of December 31, 2014 (percent)

Contractual Maturity and Interest Rate Sensitivity

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans and construction loans:

As of December 31, 2014 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,007.7	$3,506.8	$2,675.1	$7,189.6
Construction loans:
Commercial real estate	165.4	212.5	279.6	657.5
Residential mortgage	11.9	96.0	—	107.9

Total	$1,185.0	$3,815.3	$2,954.7	$7,955.0

As of December 31, 2014 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$4,995.0	$509.7	$172.0	$5,676.7
Predetermined rates	321.2	693.3	1,263.8	2,278.3

Total	$5,316.2	$1,203.0	$1,435.8	$7,955.0

Retail Portfolio

Residential Mortgage Lending

People’s United offers its customers a wide range of residential mortgage loan products. These include conventional fixed-rate loans, jumbo fixed-rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable-rate loans, sometimes referred to as ARM loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Administration insured loans and various state housing finance authority loans. People’s United originates these loans through its network of retail branches and calling officers, as well as correspondent lenders and mortgage brokers.

At December 31, 2014 and 2013, 89% and 90%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2014, the residential mortgage loan portfolio included $993 million of interest-only loans, of which $1 million are stated income loans, compared to $871 million and $1 million, respectively, at December 31, 2013. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2014 and 2013 are construction loans totaling $108 million and $92 million, respectively.

People’s United’s residential mortgage originations totaled $1.6 billion in 2014, $2.3 billion in 2013 and $2.1 billion in 2012. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 74% of total residential mortgage originations in 2014, compared to 62% in 2013 and 55% in 2012.

In 2014, adjustable-rate residential mortgage loans increased $499 million compared to 2013, reflecting originated loan growth of $520 million, or 14% of adjustable-rate residential mortgage loans, partially offset by run-off in the acquired portfolio. In 2013, adjustable-rate residential mortgage loans increased $560 million compared to 2012, reflecting originated loan growth of $604 million, or 19% of adjustable-rate residential mortgage loans, partially offset by a decrease in the acquired portfolio. Fixed-rate residential mortgage loans increased $17 million in 2014 compared to 2013 and decreased $30 million in 2013 compared to 2012, reflecting customer’s preference for adjustable-rate loans at the time and run-off in the acquired portfolio. The Company currently retains in its portfolio most of its originated adjustable-rate and certain fixed-rate residential mortgage loans.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2014 (percent)

People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Consumer Lending

People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2014, 90% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2014	2013
Home equity lines of credit	$1,945.9	$1,881.1
Home equity loans	197.2	203.4
Indirect auto	10.1	25.7
Other	47.4	46.7

Total consumer	$2,200.6	$2,156.9

Asset Quality

Recent Trends

Significant volatility in the financial and capital markets for much of the period from 2008 through 2012 led to credit and liquidity concerns, a recessionary economic environment and, in turn, weakness within the commercial sector. While People’s United continues to adhere to prudent underwriting standards, the loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

People’s United actively manages asset quality through its underwriting practices and collection operations. Underwriting practices tend to focus on optimizing the return of a given risk classification while collection operations focus on minimizing losses once an account becomes delinquent. People’s United attempts to minimize losses associated with commercial loans by requiring borrowers to pledge adequate collateral and/or provide for third-party guarantees. Loss mitigation within the residential mortgage loan portfolio is highly dependent on the value of the underlying real estate.

Over the past few years, People’s United experienced an increase in the number of loan modification requests. Certain originated loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.

OCC guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2014 are $25.5 million of such loans. Of this amount, $17.8 million, or 70%, were less than 90 days past due on their payments as of that date.

Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months for commercial loans or, in the case of a retail loan, when the loan is less than 90 days past due. Loans may continue to be reported as TDRs after they are returned to accrual status.

During 2014, we performed 57 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $130.5 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

In October 2012, the FDIC adopted a final rule, which became effective April 1, 2013, that (i) revised the definitions of certain higher-risk assets used for deposit insurance assessment purposes, including leveraged loans (which are referred to as “higher-risk commercial and industrial loans”) and selected consumer loans (which are referred to as “higher-risk consumer loans”) and (ii) clarified when an asset must be classified as higher-risk. A consumer loan (residential mortgage loans and consumer loans for People’s United) is considered higher-risk if the probability of default on such loan, as determined using regulatory-defined historical two-year stress periods, is greater than 20%.

Portfolio Risk Elements—Residential Mortgage Lending

People’s United does not actively engage in subprime mortgage lending which has, historically, been the riskiest sector of the residential housing market. People’s United has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles. While no standard definition of “subprime” exists within the industry, the Company has generally defined subprime as borrowers with credit scores of 660 or less, either at or subsequent to origination.

At December 31, 2014, the loan portfolio included $993.3 million of interest-only residential mortgage loans, of which $1.0 million are stated income loans (which People’s United has not offered since mid-2007). People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage).

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2014, non-performing residential mortgage loans totaling $1.5 million had current LTV ratios of more than 100%. At December 31, 2014, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 750, respectively.

The Company continues to monitor its foreclosure policies and procedures to ensure ongoing compliance with applicable industry standards. We believe that our established procedures for reviewing foreclosure affidavits and validating information contained in related loan documentation are sound and consistently applied, and that our foreclosure affidavits are accurate. As a result, People’s United has not found it necessary to interrupt or suspend foreclosure proceedings. We have also considered the effect of representations and warranties that we made to third-party investors in connection with whole loan sales, and believe our representations and warranties were true and correct and do not expose the Company to any material loss.

During 2014, the Company repurchased from GSEs and other parties a total of six residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $1.2 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 23 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of December 31, 2014.

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

Portfolio Risk Elements—Home Equity Lending

The majority of our HELOCs have an initial draw period of 9 1⁄2 years followed by a 20-year repayment phase. During the initial draw period, interest-only payments are required, after which the disbursed balance is fully amortized over a 20-year repayment term. HELOCs carry variable rates indexed to the Prime Rate with a lifetime interest rate ceiling and floor, and are secured by first or second liens on the borrower’s primary residence. The rate used to qualify borrowers is the Prime Rate plus 3.00%, even though the initial rate may be substantially lower. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts. The minimum FICO credit score is 680. The borrower has the ability to convert the entire balance or a portion of the balance to a fixed-rate term loan during the draw period. There is a limit of three term loans that must be fully amortized over a term not to exceed the original HELOC maturity date.

A smaller portion of our HELOC portfolio has an initial draw period of 10 years with a variable-rate interest-only payment, after which there is a 5-year amortization period. An additional small portion of our HELOC portfolio has a 5-year draw period which, at our discretion, may be renewed for an additional 5-year interest-only draw period.

The following table sets forth, as of December 31, 2014, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2015	$216.0
2016	263.5
2017	341.2
2018	344.2
2019	158.4
Later years	2,367.0

Total	$3,690.3

Essentially all of our HELOCs (92%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2014 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,796.7	$15.1	0.84%
Amortizing payment	149.2	6.5	4.36

For the three months ended December 31, 2014, 35% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and HELs) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2014, full and complete first lien position data was not readily available for 48% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2014, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $8.1 million.

As of December 31, 2014, full and complete first lien position data was readily available for 52%, or $1.1 billion, of the home equity portfolio. Of that total, 38%, or $424.6 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $148.6 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2014, there were 53 loans totaling $4.8 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 35 of the loans (totaling $3.0 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 35 loans was $0.3 million as of December 31, 2014. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of December 31, 2014.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2014, 88% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of December 31, 2014, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 757, respectively.

Portfolio Risk Elements—Commercial Real Estate Lending

In general, construction loans originated by People’s United are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units, or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets which represent an estimate of total costs to complete the proposed project, including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on: (i) a percentage of the committed loan amount; (ii) the loan term; and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity.

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

People’s United’s construction loan portfolio totaled $657.5 million (2% of total loans) at December 31, 2014. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, totaled $1.1 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2014, construction loans totaling $350.8 million had remaining available interest reserves totaling $49.1 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $14.9 million of restructured construction loans at December 31, 2014.

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

People’s United evaluates the financial condition of guarantors based on the most current financial information available. Most often, such information takes the form of (i) personal financial statements of net worth, cash flow statements and tax returns (for individual guarantors) and (ii) financial and operating statements, tax returns and financial projections (for legal entity guarantors). The Company’s evaluation is primarily focused on various key financial metrics, including net worth, leverage ratios and liquidity. It is the Company’s policy to update such information annually, or more frequently as warranted, over the life of the loan.

While People’s United does not specifically track the frequency with which it has pursued guarantor performance under a guarantee, the Company’s underwriting process, both at origination and upon extension, as applicable, includes an assessment of the guarantor’s reputation, creditworthiness and willingness to perform. Historically, when the Company has found it necessary to seek performance under a guarantee, it has been able to effectively mitigate its losses.

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

People’s United maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: (i) People’s United’s historical loan loss experience and recent trends in that experience; (ii) risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans, and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United’s independent loan review function; (iii) an evaluation of delinquent and non-performing loans and related collateral values; (iv) the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; (v) the present financial condition of borrowers; and (vi) current economic conditions.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At December 31, 2014 and 2013, the allowance for loan losses on acquired loans was $10.2 million and $10.3 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions beginning in 2010 comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2014	2013	2012	2011	2010
Allowance for loan losses on originated loans:
Balance at beginning of period	$177.5	$177.5	$175.5	$172.5	$172.5

Charge-offs:
Commercial:
Commercial real estate	(11.3)	(10.1)	(15.8)	(21.7)	(27.5)
Commercial and industrial	(9.4)	(16.8)	(11.2)	(12.6)	(14.3)
Equipment financing	(1.6)	(2.8)	(4.6)	(9.0)	(9.5)

Total	(22.3)	(29.7)	(31.6)	(43.3)	(51.3)

Retail:
Residential mortgage	(3.6)	(6.5)	(7.2)	(7.4)	(4.3)
Home equity	(5.5)	(7.2)	(6.4)	(3.8)	(3.8)
Other consumer	(2.0)	(2.3)	(2.7)	(3.6)	(5.3)

Total	(11.1)	(16.0)	(16.3)	(14.8)	(13.4)

Total charge-offs	(33.4)	(45.7)	(47.9)	(58.1)	(64.7)

Recoveries:
Commercial:
Commercial real estate	0.3	1.2	1.3	0.5	0.8
Commercial and industrial	2.2	1.7	1.2	1.0	1.0
Equipment financing	1.1	0.8	0.7	0.2	0.3

Total	3.6	3.7	3.2	1.7	2.1

Retail:
Residential mortgage	1.3	0.7	0.8	1.0	0.6
Home equity	0.5	0.8	1.0	0.4	0.4
Other consumer	0.6	1.0	1.5	1.7	1.6

Total	2.4	2.5	3.3	3.1	2.6

Total recoveries	6.0	6.2	6.5	4.8	4.7

Net loan charge-offs	(27.4)	(39.5)	(41.4)	(53.3)	(60.0)
Provision for loan losses	38.0	39.5	43.4	56.3	60.0

Balance at end of period	$188.1	$177.5	$177.5	$175.5	$172.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.3	$10.5	$7.4	$—	$—
Charge-offs	(2.7)	(4.4)	(2.7)	—	—
Provision for loan losses	2.6	4.2	5.8	7.4	—

Balance at end of period	$10.2	$10.3	$10.5	$7.4	$—

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.91%	0.95%	1.13%	1.39%	1.62%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.27	0.30	0.36	0.29	0.25
Total originated allowance for loan losses as a percentage of:
Originated loans	0.74	0.78	0.91	1.05	1.19
Originated non-performing loans	95.5	81.9	70.3	59.7	70.3

The provision for loan losses on originated loans totaled $38.0 million in 2014, reflecting net loan charge-offs of $27.4 million (including $14.4 million against previously-established specific reserves) and a $25.0 million increase in the originated allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $39.5 million in 2013, reflecting net loan charge-offs of $39.5 million (including $21.3 million against previously-established specific reserves) and an $18.2 million increase in the originated allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios. The originated allowance for loan losses as a percentage of originated loans was 0.74% at December 31, 2014 and 0.78% at December 31, 2013.

The provision for loan losses on acquired loans totaled $2.6 million in 2014, reflecting net loan charge-offs of $2.7 million, all of which carried previously-established specific reserves, and a $0.1 million decrease in the acquired allowance for loan losses. The provision for loan losses on acquired loans totaled $4.2 million in 2013, reflecting net loan charge-offs of $4.4 million, all of which carried previously-established specific reserves, and a $0.2 million decrease in the acquired allowance for loan losses.

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

For commercial loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral less cost to sell, or the present value of expected future cash flows.

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

Net loan charge-offs as a percentage of average total loans equaled 0.12% in 2014, 0.19% in 2013 and 0.21% in 2012. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

Net Loan Charge-Offs as a Percentage of Average Total Loans

Years ended December 31	2014	2013	2012	2011	2010
Commercial:
Commercial real estate	0.15%	0.16%	0.24%	0.30%	0.48%
Commercial and industrial	0.11	0.26	0.18	0.26	0.47
Equipment financing	0.02	0.08	0.19	0.44	0.44
Retail:
Residential mortgage	0.05	0.15	0.17	0.21	0.15
Home equity	0.24	0.31	0.26	0.17	0.17
Other consumer	1.87	1.29	0.93	0.93	1.57
Total portfolio	0.12%	0.19%	0.21%	0.28%	0.40%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2014		2013		2012		2011		2010
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$63.8	35.4%	$65.0	36.6%	$60.0	33.6%	$70.5	35.2%	$82.0	42.2%
Commercial and industrial	78.2	27.0	72.5	25.8	75.5	27.8	69.4	26.2	53.2	17.9
Equipment financing	27.6	10.8	21.0	10.6	22.0	10.8	20.5	9.9	26.3	12.1
Retail:
Residential mortgage	9.2	18.5	10.0	18.1	12.0	17.9	8.8	17.8	5.8	15.3
Home equity	8.3	8.1	8.0	8.6	6.7	9.4	4.3	10.1	2.7	11.4
Other consumer	1.0	0.2	1.0	0.3	1.3	0.5	2.0	0.8	2.5	1.1

Total originated allowance for loan losses	$188.1	100.0%	$177.5	100.0%	$177.5	100.0%	$175.5	100.0%	$172.5	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2014 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2014 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2014 or 2013.

Non-Performing Assets

As of December 31 (dollars in millions)	2014	2013	2012	2011	2010
Originated non-performing loans:
Commercial:
Commercial real estate	$60.2	$70.8	$84.4	$106.7	$82.5
Commercial and industrial	55.8	43.8	54.8	59.2	38.2
Equipment financing	25.4	23.2	27.2	42.9	36.0

Total	141.4	137.8	166.4	208.8	156.7

Retail:
Residential mortgage	37.6	58.9	65.0	68.9	78.8
Home equity	17.9	19.8	21.0	15.8	9.1
Other consumer	0.1	0.1	0.3	0.3	0.6

Total	55.6	78.8	86.3	85.0	88.5

Total originated non-performing loans (1)	197.0	216.6	252.7	293.8	245.2

REO:
Residential	13.6	13.6	17.2	10.9	21.3
Commercial	11.0	13.1	11.4	15.9	18.5

Total REO	24.6	26.7	28.6	26.8	39.8

Repossessed assets	2.5	4.5	8.3	16.1	18.1

Total non-performing assets	$224.1	$247.8	$289.6	$336.7	$303.1

Originated non-performing loans as a percentage of originated loans	0.77%	0.95%	1.30%	1.75%	1.70%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.88	1.08	1.48	2.00	2.10
Tangible stockholders’ equity and originated allowance for loan losses	8.24	9.47	9.45	10.47	8.85

(1)	Reported net of government guarantees totaling $17.6 million, $19.4 million, $9.7 million, $12.1 million and $9.4 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2014, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $101.6 million and $3.0 million, respectively, at December 31, 2014; $138.0 million and $4.5 million, respectively, at December 31, 2013; $173.6 million and $8.0 million, respectively, at December 31, 2012; $235.2 million and $13.8 million, respectively, at December 31, 2011; and $341.4 million and $18.4 million, respectively, at December 31, 2010. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $23.7 million from December 31, 2013 and equaled 0.88% of originated loans, REO and repossessed assets at December 31, 2014. The decrease in total non-performing assets from December 31, 2013 primarily reflects decreases in non-performing commercial real estate loans of $10.6 million and non-performing residential mortgage loans of $21.3 million, partially offset by an increase in non-performing commercial and industrial loans of $12.0 million.

All loans and REO acquired in the Butler Bank acquisition (completed in 2010) are subject to an FDIC LSA, which provides for coverage by the FDIC, up to certain limits, on all such ‘covered assets’. The FDIC is obligated to reimburse the Company for 80% of any future losses on covered assets up to $34 million. The Company will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Company 80% reimbursement under the loss-sharing coverage.

In addition to the originated non-performing loans discussed above, People’s United has also identified $559.2 million in originated potential problem loans at December 31, 2014. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2014, originated potential problem loans consisted of $250.3 million of commercial and industrial loans, $87.1 million of commercial real estate loans and $221.8 million of equipment financing loans. Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

The levels of non-performing assets and potential problem loans are expected to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with management’s degree of success in resolving problem assets. While management takes a proactive approach with respect to the identification and resolution of problem loans, the level of non-performing assets may increase in the future.

Off-Balance-Sheet Arrangements

Detailed discussions pertaining to People’s United’s off-balance-sheet arrangements are included in the following sections: Funding, Liquidity, Stockholders’ Equity and Dividends, and Market Risk Management.

Funding

People’s United’s primary funding sources are deposits and stockholders’ equity, which represent 85% of total assets at December 31, 2014. Borrowings and notes and debentures also are available sources of funding.

Deposits

People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 412 branches, including 149 full-service Stop & Shop supermarket branches, 611 ATMs, telephone banking and an Internet banking site.

	2014		2013		2012
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$5,655.1	—%	$5,312.2	—%	$5,084.3	—%

Money market	8,396.2	0.22	6,513.8	0.29	5,958.9	0.31
Savings	3,866.8	0.16	3,634.6	0.16	3,296.9	0.17
Interest-bearing checking	2,989.4	0.14	2,713.8	0.13	2,704.0	0.14

Total savings, interest-bearing checking and money market	15,252.4	0.19	12,862.2	0.22	11,959.8	0.23

Time deposits maturing:
Within 3 months	1,254.3	0.63	874.5	0.55	973.0	0.69
After 3 but within 6 months	912.5	0.62	781.4	0.68	749.2	0.79
After 6 months but within 1 year	1,306.7	0.79	1,151.5	0.71	1,285.2	0.87
After 1 but within 2 years	1,341.0	1.36	799.7	1.31	703.5	1.29
After 2 but within 3 years	230.9	1.40	520.6	2.18	379.2	2.08
After 3 but within 4 years	85.5	1.07	173.3	1.67	441.5	2.43
After 4 but within 5 years	96.2	1.51	77.7	1.13	170.5	1.70
After 5 years	3.6	2.45	4.2	2.45	4.3	2.54

Total	5,230.7	0.91	4,382.9	1.00	4,706.4	1.16

Total deposits	$26,138.2	0.29%	$22,557.3	0.32%	$21,750.5	0.38%

Deposits equaled 73%, 68% and 72% of total assets at December 31, 2014, 2013 and 2012, respectively. Deposits and stockholders’ equity constituted 87%, 83% and 90% of People’s United’s funding base at December 31, 2014, 2013 and 2012, respectively.

The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2014, People’s United’s network of Stop & Shop branches held $3.7 billion in total deposits and deposits in supermarket branches open for more than one year averaged $26 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 22%, 23% and 23% of total deposits at December 31, 2014, 2013 and 2012, respectively. Time deposits of $100,000 or more totaled $2.1 billion at December 31, 2014, of which $467 million mature within three months, $330 million mature after three months but within six months, $523 million mature after six months but within one year and $747 million mature after one year. Included in total deposits at December 31, 2014 are $2.6 billion of brokered deposits, comprised of money market ($1.7 billion), time ($0.8 billion) and interest-bearing checking ($0.1 billion).

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United’s time deposits by rate category:

As of December 31 (in millions)	2014
0.50% or less	$2,261.6
0.51% to 1.00%	1,431.7
1.01% to 1.50%	701.8
1.51% to 2.00%	221.7
2.01% to 2.50%	237.5
2.51% to 3.00%	338.7
3.01% and greater	37.7

Total	$5,230.7

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2014:

	Period to Maturity from December 31, 2014
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three to four years	Over four to five years	Over five years	Total
0.50% or less	$776.8	$570.7	$694.2	$216.0	$3.8	$0.1	$—	$—	$2,261.6
0.51% to 1.00%	255.4	233.5	438.2	353.4	73.8	46.3	31.1	—	1,431.7
1.01% to 1.50%	152.7	59.3	49.6	350.5	42.0	35.5	12.2	—	701.8
1.51% to 2.00%	18.4	15.2	7.1	40.3	85.1	3.1	52.4	0.1	221.7
2.01% to 2.50%	15.4	10.2	19.0	164.5	24.6	—	0.3	3.5	237.5
2.51% to 3.00%	19.6	19.6	91.0	206.7	1.4	0.2	0.2	—	338.7
3.01% and greater	16.0	4.0	7.6	9.6	0.2	0.3	—	—	37.7

Total	$1,254.3	$912.5	$1,306.7	$1,341.0	$230.9	$85.5	$96.2	$3.6	$5,230.7

Borrowings

People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.

At December 31, 2014, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $8.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.3 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At December 31, 2014, total borrowings equaled 10% of total assets, compared to 15% at December 31, 2013 and 8% at December 31, 2012. FHLB advances, federal funds purchased and customer repurchase agreements represented 6%, 3% and 1% of total assets at December 31, 2014, respectively.

	2014		2013		2012
As of December 31 (dollars in millions)	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$1,825.0	0.26%	$1,950.0	0.19%	$50.0	0.31%
After 1 month but within 1 year	200.2	0.24	1,500.0	0.21	855.4	0.33
After 2 but within 3 years	—	—	0.5	4.37	0.9	4.37
After 3 but within 4 years	261.1	2.71	—	—	—	—
After 4 but within 5 years	—	—	263.7	2.71	—	—
After 5 years	5.4	1.33	5.6	1.33	272.0	2.68

Total FHLB advances	2,291.7	0.54	3,719.8	0.38	1,178.3	0.88

Federal funds purchased maturing within 1 month	913.0	0.15	825.0	0.16	619.0	0.18

Customer repurchase agreements maturing within 1 month	486.0	0.18	501.2	0.20	588.2	0.22

Other borrowings maturing:
Within 1 year	1.0	1.75	10.0	0.08	—	—
After 1 but within 2 years	—	—	1.0	1.75	—	—
After 2 but within 3 years	—	—	—	—	1.0	1.75

Total other borrowings	1.0	1.75	11.0	0.23	1.0	1.75

Total borrowings	$3,691.7	0.39%	$5,057.0	0.33%	$2,386.5	0.54%

Notes and Debentures

Notes and debentures totaled $1.0 billion, $639 million and $659 million at December 31, 2014, 2013 and 2012, respectively, and equaled 3%, 2% and 2% of total assets, respectively. In June 2014, the Bank issued $400 million of 4.00% subordinated notes due 2024. In December 2012, People’s United issued $500 million of 3.65% senior notes due 2022. See Note 10 to the Consolidated Financial Statements for additional information concerning notes and debentures.

Contractual Cash Obligations

The following table is a summary of People’s United’s contractual cash obligations, other than deposit liabilities. Additional information concerning the Company’s contractual cash obligations is included in Notes 8, 9, 10 and 19 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2014 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$3,691.7	$3,425.2	$261.1	$—	$5.4
Notes and debentures	1,033.5	—	122.5	—	911.0
Interest payments on fixed-rate borrowings and notes and debentures (1)	338.5	45.5	82.3	75.5	135.2
Operating leases	421.4	59.2	108.0	88.3	165.9
Purchase obligations	268.4	83.8	96.0	75.1	13.5

Total	$5,753.5	$3,613.7	$669.9	$238.9	$1,231.0

(1)	Interest payments on floating rate borrowings and notes and debentures are not included in the table above as the timing and amount of such payments is uncertain. See Notes 9 and 10 to the Consolidated Financial Statements.

Income tax liabilities totaling $3.0 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. Similarly, obligations totaling $30.9 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 11 to the Consolidated Financial Statements.

Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement benefits plans that are due as follows: $20.5 million in less than one year; $45.4 million in one to three years; $49.2 million in four to five years; and $137.1 million after five years. See Note 16 to the Consolidated Financial Statements.

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses People’s United’s and the Bank’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals, and to repay borrowings and subordinated notes as they mature. People’s United’s, as well as the Bank’s, liquidity positions are monitored daily by management. The Asset and Liability Management Committee (“ALCO”) of the Bank has been authorized by the Board of Directors of People’s United to set guidelines to ensure maintenance of prudent levels of liquidity for People’s United as well as for the Bank. ALCO reports to the Treasury and Finance Committee of the Board of Directors of People’s United.

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from security sales, maturities and principal repayments; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2014, People’s United (parent company) liquid assets included $310 million in intercompany short-term advances to the Bank while the Bank’s liquid assets included $1.0 billion in cash and cash equivalents, $100 million in securities purchased under agreements to resell and $4.0 billion in debt securities available for sale. Securities available for sale with a fair value of $1.43 billion at December 31, 2014 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $26.1 billion at December 31, 2014 and represented 74% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.7 billion and $1.0 billion, respectively, at December 31, 2014, representing 10% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2014, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $8.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.3 billion at that date.

Earning Asset Mix	Funding Base

$32.4 billion as of December 31, 2014 (percent)	$35.5 billion as of December 31, 2014 (percent)

At December 31, 2014, the Bank had outstanding commitments to originate loans totaling $1.0 billion and approved, but unused, lines of credit extended to customers totaling $5.8 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.63 billion at December 31, 2014, a $64.7 million increase from December 31, 2013. This increase primarily reflects net income of $251.7 million partially offset by dividends paid of $196.9 million. Stockholders’ equity equaled 12.9% of total assets at December 31, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity equaled 7.5% of tangible assets at December 31, 2014 compared to 7.9% at December 31, 2013.

In November 2012, People’s United’s Board of Directors authorized the repurchase of common stock. Under this repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, were to be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company repurchased 0.2 million shares of People’s United common stock under this authorization at a total cost of $2.6 million and, during 2013, completed the repurchase of shares authorized at a total cost of $458.9 million.

People’s United’s total stockholders’ equity was $4.57 billion at December 31, 2013, a $470.4 million decrease from December 31, 2012. This decrease primarily reflects open market repurchases of 33.4 million shares of common stock at a total cost of $458.9 million, dividends paid of $204.8 million and a $58.2 million increase in AOCL since December 31, 2012, partially offset by net income of $232.4 million. The increase in AOCL, net of tax, primarily reflects an increase in the net unrealized loss on securities available for sale partially offset by a decrease in the net actuarial loss and other amounts related to pension and other postretirement benefit plans.

Dividends declared and paid per common share totaled $0.6575, $0.6475 and $0.6375 for the years ended December 31, 2014, 2013 and 2012, respectively. People’s United’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2014, 2013 and 2012 was 78.2%, 88.1% and 88.8%, respectively. People’s United’s operating dividend payout ratio for the year ended December 31, 2014 was 80.6%. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.165 per share in January 2015, which was paid on February 15, 2015 to shareholders of record on February 1, 2015.

The Bank paid cash dividends totaling $244 million, $232 million and $315 million to People’s United (parent company) in 2014, 2013 and 2012, respectively, and $62 million in February 2015.

Regulatory Capital Requirements

OCC regulations require federally-chartered savings banks, such as the Bank, to meet three minimum capital ratios:

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

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with the Bank’s risk profile.

The Bank’s tangible capital ratio, leverage (core) capital ratio and Total risk-based capital ratios were 8.5%, 8.5% and 13.0%, respectively, at December 31, 2014, compared to 9.1%, 9.1% and 12.4%, respectively, at December 31, 2013. The decrease in the leverage capital ratio primarily reflects an increase in the Bank’s adjusted total assets since December 31, 2013, while the increase in the total risk-based capital ratio primarily reflects the issuance of $400 million in subordinated notes in June 2014, which qualify as Tier 2 capital, partially offset by an increase in the Bank’s total risk-weighted assets since December 31, 2013.

Generally, a bank is considered “well capitalized” if it has a leverage (core) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% (calculated as Tier 1 capital to total risk-weighted assets) and a Total risk-based capital ratio of at least 10.0%. The Bank’s regulatory capital ratios at December 31, 2014 exceeded the OCC numeric criteria for classification as “well capitalized.” See Note 13 to the Consolidated Financial Statements for additional information concerning the Bank’s regulatory capital amounts and ratios.

The following summary compares the Bank’s regulatory capital amounts and ratios as of December 31, 2014 to the OCC’s requirements. At December 31, 2014, the Bank’s adjusted total assets, as defined, were $34.0 billion and its total risk-weighted assets, as defined, were $27.5 billion. At December 31, 2014, the Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
As of December 31, 2014 (dollars in millions)	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,881.5	(1)	8.5%	n/a	n/a	$510.3	1.5%
Leverage (core) capital	2,881.5	(1)	8.5	$1,700.9	5.0%	1,360.8	4.0
Risk-based capital:
Tier 1	2,881.5	(1)	10.5	1,647.3	6.0	1,098.2	4.0
Total	3,582.2	(2)	13.0	2,745.4	10.0	2,196.3	8.0

(1)	Represents the Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax net unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in accumulated other comprehensive loss relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Bank Capital Ratios

Compared to Regulatory Requirements

As of December 31, 2014 (percent)

The following table summarizes People’s United’s capital ratios on a consolidated basis:

As of December 31	2014	2013
Tangible equity to tangible assets	7.5%	7.9%
Leverage (Tier 1 capital to adjusted total assets)	7.9	8.3
Tier 1 common equity to total risk-weighted assets (1)	9.8	10.2
Tier 1 risk-based capital to total risk-weighted assets	9.8	10.2
Total risk-based capital to total risk-weighted assets	12.2	11.3

(1)	Tier 1 common equity represents common equity Tier 1 capital calculated in accordance with the Basel III final rules issued in July 2013.

In July 2013, the U.S. banking agencies published final rules to address implementation of Basel III for U.S. financial institutions which, when fully phased-in, will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require savings and loan holding companies and their savings bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final framework became effective on January 1, 2015 for both the Company and the Bank.

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

When fully phased in on January 1, 2019, Basel III requires financial institutions to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to total risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased in, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.

Management currently estimates that, as of December 31, 2014, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis. Management will continue to monitor the impact of these and future regulations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk represents the risk of loss to earnings, capital and the economic values of certain assets and liabilities resulting from changes in interest rates, equity prices and foreign currency exchange rates. The only significant market risk exposure for People’s United at this time is IRR, which is a result of the Company’s core business activities of making loans and accepting deposits.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2014 and 2013. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2014	2013
+300	9.2%	10.7%
+200	6.9	7.3
+100	3.4	3.1
-25	(1.1)	(1.2)

As of December 31 Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2014	2013
Short End -25	(0.2)%	(0.4)%
Short End +100	1.1	0.7
Short End +200	2.7	2.7
Long End -100	(4.1)	(3.7)
Long End +100	2.6	2.3
Long End +200	4.9	4.7

The net interest income at risk simulation results indicate that at both December 31, 2014 and 2013, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 90% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 40% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans. The increase in asset sensitivity in the +100 basis points scenario reflects an increase in floating-rate loans since December 31, 2013. In 2014, the Company adopted more conservative deposit modeling assumptions, including higher price elasticity, runoff and time-deposit mix in a rising interest rate environment. The effect of adopting these assumption had the effect of reducing the Company’s asset sensitivity, as seen in both the +200 and +300 basis point scenarios.

The Company is more asset sensitive when the “short-end” rises as a result of an increase in one-month Libor-based floating-rate loans and core deposits since December 31, 2013. Based on the Company’s interest rate position at December 31, 2014, an immediate 100 basis point increase in interest rates translates to an approximate $30 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s IRR position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used for income simulations. As with net interest income modeling, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts core deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both December 31, 2014 and 2013, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2014	2013
+300	(7.8)%	(6.5)%
+200	(3.3)	(2.6)
+100	(0.6)	(0.5)
-25	(0.4)	0.4

The Company’s economic value of equity at risk profile indicates that at both December 31, 2014 and 2013, the Company is moderately liability sensitive in a rising interest rate environment. This liability sensitive profile is the result of slightly longer asset duration compared to the duration of liabilities. In 2014, the Company updated deposit assumptions used in its IRR model, which included higher deposit price elasticity and faster decay rates in a rising interest rate environment. As a result, the Company’s economic value of equity is slightly more liability sensitive as compared to December 31, 2013.

People’s United’s IRR position at December 31, 2014, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderately liability sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of a breach in policy limits, or if those limits are approached. As of December 31, 2014, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, primarily for market risk management purposes (principally IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2014, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

People’s United has entered into an interest rate swap to hedge the LIBOR-based floating interest rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). The subordinated notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to three month LIBOR plus 68.5 basis points. People’s United has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating rate interest amounts received under the swap are calculated using the same floating rate paid on the subordinated notes. The swap effectively converts the variable rate subordinated notes to a fixed interest rate and consequently reduces People’s United’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge.

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

People’s United has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.

By using derivatives, People’s United is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 1 to the Consolidated Financial Statements), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United’s derivatives include major financial institutions and exchanges that undergo comprehensive and periodic internal credit analysis as well as maintain investment grade credit ratings from the major credit rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2014 was $7.0 million, for which People’s United had posted collateral of $6.2 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.8 million in additional collateral would have been required.

Foreign Currency Risk

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United uses these instruments on a limited basis to eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans. Since 2010, People’s United no longer designates foreign exchange contracts as hedging instruments.

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
As of December 31, 2014 (dollars in millions)	Cash Flow Hedge		Fair Value Hedge
Notional principal amounts	$125.0		$375.0		$49.6
Weighted average interest rates:
Pay floating (receive fixed)	N/A		Libor+1.265% (4.00%	)	N/A
Pay fixed (receive floating)	1.99% (Libor+0.685%	)	N/A		N/A
Weighted average remaining term to maturity (in months)	26		115		1
Fair value:
Recognized as an asset	$—		$15.1		$0.8
Recognized as a liability	1.0		—		0.5

People’s United enters into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives (pay floating/receive fixed) have been offset with essentially matching interest rate swaps with People’s United’s institutional counterparties (pay fixed/receive floating). Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2014 (dollars in millions)	Commercial Customers		Institutional Counterparties
Notional principal amounts	$3,380.2		$3,380.2
Weighted average interest rates:
Pay floating (receive fixed)	0.56% (2.09%	)	—
Pay fixed (receive floating)	—		1.99% (0.56%	)
Weighted average remaining term to maturity (in months)	88.0		88.0
Fair value:
Recognized as an asset	$104.2		$11.8
Recognized as a liability	8.3		86.5

See Notes 20 and 21 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of December 31, 2014, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2014, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 88 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Nominees for Director” in the People’s United Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days of People’s United’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that Janet M. Hansen, a member of the Audit Committee of the Board, is an “audit committee financial expert” and is “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation

The information required by this item appears under the caption “Executive Officers who are not Directors” in the Proxy Statement and is herein incorporated by reference.

People’s United has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The text of the Code of Ethics is available on People’s United’s website at www.peoples.com, under “Investor Relations—Corporate Governance—Management.”

Additional information required by this item appears under the caption “Board of Directors and Committees” in the Proxy Statement and is herein incorporated by reference.

Item 11.	Executive Compensation

The information required by this item appears under the caption “Compensation Discussion and Analysis” in the Proxy Statement and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United’s equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,798,405	$15.11	32,970,015	(1)
Equity compensation plans not approved by security holders	—	n/a	—
Total	17,798,405	$15.11	32,970,015	(1)

(1)	Of this amount, 313,761 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 32,656,254 shares are issuable pursuant to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan either in the form of options, stock appreciation rights, or shares of restricted stock. Information describing these plans appears in Note 17 to the Consolidated Financial Statements.

Additional information required by this item appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is herein incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the caption “Transactions with Certain Related Persons” in the Proxy Statement and is herein incorporated by reference.

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

Consolidated Statements of Condition as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

3.2	Seventh Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1	Reserved

10.2(a)*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.3*	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.4*	People’s United Bank Split Dollar Cash Value Restoration Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.5*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.6*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.7*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.8*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.9*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.10(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

Designation	Description

10.11*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.11(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.11(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc.

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (amended and restated as of November 30, 2012) (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.13*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.13(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.13(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc.

10.14*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.15*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.16*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.17(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.19(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.20*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

10.21*	People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.‘s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 2, 2015	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 2, 2015	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 2, 2015	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 2, 2015	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 2, 2015	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 2, 2015	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: March 2, 2015	By:	/s/ George P. Carter
George P. Carter
Chairman and Director

Date: March 2, 2015	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 2, 2015	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 2, 2015	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 2, 2015	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 2, 2015	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date: March 2, 2015	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 2, 2015	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 2, 2015	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice Presidant and
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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 2, 2015

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 2, 2015

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2014	2013
Assets
Cash and due from banks (note 2)	$345.1	$350.8
Short-term investments (note 2)	668.6	123.6

Total cash and cash equivalents	1,013.7	474.4

Securities purchased under agreements to resell (note 2)	100.0	—
Securities (note 3):
Trading account securities, at fair value	8.3	8.3
Securities available for sale, at fair value	3,993.7	4,208.2
Securities held to maturity, at amortized cost (fair value of $881.6 million and $642.5 million)	834.3	640.5
Federal Home Loan Bank stock, at cost	175.7	175.7

Total securities	5,012.0	5,032.7

Loans held for sale (note 4)	34.2	23.3

Loans (note 4):
Commercial	10,055.1	8,895.2
Commercial real estate	9,404.3	8,921.6
Residential mortgage	4,932.0	4,416.6
Consumer	2,200.6	2,156.9

Total loans	26,592.0	24,390.3
Less allowance for loan losses	(198.3)	(187.8)

Total loans, net	26,393.7	24,202.5

Goodwill (note 5)	1,954.5	1,954.5
Bank-owned life insurance	343.3	339.4
Premises and equipment, net (note 6)	277.8	304.1
Other acquisition-related intangible assets (note 5)	148.0	172.8
Other assets (note 7)	719.9	710.0

Total assets	$35,997.1	$33,213.7

Liabilities
Deposits (note 8):
Non-interest-bearing	$5,655.1	$5,312.2
Savings, interest-bearing checking and money market	15,252.4	12,862.2
Time	5,230.7	4,382.9

Total deposits	26,138.2	22,557.3

Borrowings (note 9):
Federal Home Loan Bank advances	2,291.7	3,719.8
Federal funds purchased	913.0	825.0
Customer repurchase agreements	486.0	501.2
Other borrowings	1.0	11.0

Total borrowings	3,691.7	5,057.0

Notes and debentures (note 10)	1,033.5	639.1
Other liabilities (note 7)	500.6	391.9

Total liabilities	31,364.0	28,645.3

Commitments and contingencies (notes 19 and 20)

Stockholders’ Equity (notes 5 and 12)
Common stock ($0.01 par value; 1.95 billion shares authorized; 396.8 million shares and 396.5 million shares issued)	3.9	3.9
Additional paid-in capital	5,291.2	5,277.0
Retained earnings	826.7	779.0
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.7 million shares and 8.0 million shares) (note 16)	(159.0)	(166.2)
Accumulated other comprehensive loss (note 15)	(168.2)	(155.1)
Treasury stock, at cost (89.0 million shares and 89.5 million shares)	(1,161.5)	(1,170.2)

Total stockholders’ equity	4,633.1	4,568.4

Total liabilities and stockholders’ equity	$35,997.1	$33,213.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2014	2013	2012
Interest and dividend income:
Commercial real estate	$354.2	$351.2	$365.4
Commercial	351.0	347.0	365.9
Residential mortgage	153.5	139.9	143.7
Consumer	73.9	74.8	80.0

Total interest on loans	932.6	912.9	955.0
Securities	96.8	89.7	77.3
Loans held for sale	0.8	1.5	1.8
Short-term investments	0.4	0.3	0.8

Total interest and dividend income	1,030.6	1,004.4	1,034.9

Interest expense:
Deposits (note 8)	80.9	81.1	90.8
Borrowings (note 9)	11.1	10.5	7.0
Notes and debentures	26.7	24.2	8.4

Total interest expense	118.7	115.8	106.2

Net interest income	911.9	888.6	928.7
Provision for loan losses (note 4)	40.6	43.7	49.2

Net interest income after provision for loan losses	871.3	844.9	879.5

Non-interest income:
Bank service charges	128.6	127.3	127.2
Investment management fees	41.6	37.2	34.9
Operating lease income	41.6	34.5	31.2
Commercial banking lending fees	33.4	39.2	36.3
Insurance revenue	29.9	31.2	31.8
Brokerage commissions	13.6	13.7	12.2
Net security gains (note 3)	3.0	—	—
Net gains on sales of residential mortgage loans (note 4)	2.9	14.8	16.1
Net (losses) gains on sales of acquired loans (note 4)	(0.9)	5.7	1.0
Gain on merchant services joint venture, net of expenses (note 7)	20.6	—	—
Other non-interest income	36.5	38.1	29.7

Total non-interest income (note 11)	350.8	341.7	320.4

Non-interest expense:
Compensation and benefits (notes 16 and 17)	436.0	427.1	418.9
Occupancy and equipment (notes 6 and 19)	147.3	148.0	141.9
Professional and outside services	59.2	60.6	65.4
Operating lease expense	37.4	31.3	26.3
Regulatory assessments	35.6	33.8	30.8
Amortization of other acquisition-related intangible assets (note 5)	24.8	26.2	26.8
Other non-interest expense	101.2	112.0	120.5

Total non-interest expense	841.5	839.0	830.6

Income before income tax expense	380.6	347.6	369.3
Income tax expense (note 11)	128.9	115.2	124.0

Net income	$251.7	$232.4	$245.3

Earnings per common share (note 14)
Basic	$0.84	$0.74	$0.72
Diluted	0.84	0.74	0.72

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2014	2013	2012
Net income	$251.7	$232.4	$245.3

Other comprehensive loss, before tax:
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial (loss) gain arising during the year	(98.5)	92.0	(22.5)
Reclassification adjustment for net actuarial loss included in net income	8.4	8.8	7.6

Net actuarial (loss) gain	(90.1)	100.8	(14.9)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.0)	(1.1)	(1.0)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	—	—	0.3

Net actuarial (loss) gain, prior service credit and transition obligation	(91.1)	99.7	(15.6)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains (losses) arising during the year	70.9	(194.4)	15.1
Unrealized holding losses on securities transferred during the year	—	37.0	—
Reclassification adjustment for net realized gains included in net income	(3.0)	—	—

Net unrealized gains (losses)	67.9	(157.4)	15.1

Net unrealized losses on securities transferred to held to maturity:
Unrealized holding losses on securities transferred during the year	—	(37.0)	—
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.0	—	—

Net unrealized gains (losses)	3.0	(37.0)	—

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized (losses) gains arising during the year	(0.9)	0.7	(3.1)
Reclassification adjustment for net realized losses included in net income	1.3	1.2	1.0

Net unrealized gains (losses)	0.4	1.9	(2.1)

Other comprehensive loss, before tax	(19.8)	(92.8)	(2.6)

Deferred income tax benefit related to other comprehensive loss	6.7	34.6	1.5

Total other comprehensive loss, net of tax (note 15)	(13.1)	(58.2)	(1.1)

Total comprehensive income	$238.6	$174.2	$244.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2011	$3.9	$5,247.0	$734.5	$(180.7)	$(95.8)	$(493.5)	$5,215.4
Net income	—	—	245.3	—	—	—	245.3
Total other comprehensive loss, net of tax (note 15)	—	—	—	—	(1.1)	—	(1.1)
Cash dividends on common stock ($0.6375 per share)	—	—	(217.9)	—	—	—	(217.9)
Restricted stock awards	—	10.6	(0.4)	—	—	1.3	11.5
Employee Stock Ownership Plan common stock committed to be released (note 16)	—	—	(3.0)	7.2	—	—	4.2
Common stock repurchased (note 12)	—	—	—	—	—	(220.0)	(220.0)
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(2.3)	—	—	—	(2.3)
Stock options and related tax benefits	—	3.7	—	—	—	—	3.7

Balance at December 31, 2012	3.9	5,261.3	756.2	(173.5)	(96.9)	(712.2)	5,038.8
Net income	—	—	232.4	—	—	—	232.4
Total other comprehensive loss, net of tax (note 15)	—	—	—	—	(58.2)	—	(58.2)
Cash dividends on common stock ($0.6475 per share)	—	—	(204.8)	—	—	—	(204.8)
Restricted stock awards	—	8.9	(0.2)	—	—	0.9	9.6
Employee Stock Ownership Plan common stock committed to be released (note 16)	—	—	(2.4)	7.3	—	—	4.9
Common stock repurchased (note 12)	—	—	—	—	—	(458.9)	(458.9)
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(2.2)	—	—	—	(2.2)
Stock options and related tax benefits	—	6.8	—	—	—	—	6.8

Balance at December 31, 2013	3.9	5,277.0	779.0	(166.2)	(155.1)	(1,170.2)	4,568.4
Net income	—	—	251.7	—	—	—	251.7
Total other comprehensive loss, net of tax (note 15)	—	—	—	—	(13.1)	—	(13.1)
Cash dividends on common stock ($0.6575 per share)	—	—	(196.9)	—	—	—	(196.9)
Restricted stock awards	—	2.9	(2.0)	—	—	8.7	9.6
Employee Stock Ownership Plan common stock committed to be released (note 16)	—	—	(2.1)	7.2	—	—	5.1
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(3.0)	—	—	—	(3.0)
Stock options and related tax benefits	—	11.3	—	—	—	—	11.3

Balance at December 31, 2014	$3.9	$5,291.2	$826.7	$(159.0)	$(168.2)	$(1,161.5)	$4,633.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$251.7	$232.4	$245.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40.6	43.7	49.2
Depreciation and amortization of premises and equipment	39.6	40.3	39.1
Expense related to operating leases	37.4	31.3	26.3
Amortization of other acquisition-related intangible assets	24.8	26.2	26.8
Gain on merchant services joint venture, net of expenses	(20.6)	—	—
Deferred income tax expense	6.7	15.5	44.8
Net security gains	(3.0)	—	—
Net gains on sales of residential mortgage loans	(2.9)	(14.8)	(16.1)
Net losses (gains) on sales of acquired loans	0.9	(5.7)	(1.0)
Employee Stock Option Plan common stock committed to be released	5.1	4.9	4.2
Expense related to share-based awards	14.9	13.9	15.1
Originations of loans held-for-sale	(308.4)	(721.9)	(903.2)
Proceeds from sales of loans held-for-sale	300.4	790.4	944.1
Net (increase) decrease in trading account securities	—	(1.8)	65.3
Net changes in other assets and other liabilities	(37.2)	(75.0)	(26.3)

Net cash provided by operating activities	350.0	379.4	513.6

Cash Flows from Investing Activities:
Net increase in securities purchased under agreements to resell	(100.0)	—	—
Proceeds from principal repayments and maturities of securities available for sale	686.7	938.5	917.8
Proceeds from sales of securities available for sale	539.2	—	0.1
Proceeds from principal repayments and maturities of securities held to maturity	64.4	0.2	0.2
Proceeds from redemption of Federal Home Loan Bank stock	—	0.9	4.0
Purchases of securities available for sale	(879.8)	(1,373.8)	(2,658.2)
Purchases of securities held to maturity	(251.4)	—	—
Purchases of Federal Home Loan Bank Stock	—	(102.9)	—
Proceeds from sales of loans	9.7	30.8	17.7
Loan disbursements, net of principal collections	(2,241.5)	(2,731.4)	(1,425.2)
Purchases of premises and equipment	(19.5)	(14.0)	(19.9)
Purchases of leased equipment	(34.0)	(70.0)	(64.3)
Proceeds from sales of real estate owned	14.5	18.0	25.4
Return of premiums on bank-owned life insurance, net	1.4	1.0	1.4
Net cash received in branch transactions	—	—	298.2

Net cash used in investing activities	(2,210.3)	(3,302.7)	(2,902.8)

Cash Flows from Financing Activities:
Net increase in deposits	3,580.9	806.8	621.3
Net (decrease) increase in borrowings with terms of three months or less	(1,362.2)	2,709.1	1,634.5
Repayments of borrowings with terms of more than three months	(0.6)	(35.5)	(100.5)
Net proceeds from issuance of notes and debentures	394.4	—	494.3
Repayments of notes and debentures	(19.0)	(20.6)	—
Cash dividends paid on common stock	(196.9)	(204.8)	(217.9)
Common stock repurchases	(3.0)	(461.1)	(222.3)
Proceeds from stock options exercised, including excess income tax benefits	6.0	2.4	0.3

Net cash provided by financing activities	2,399.6	2,796.3	2,209.7

Net increase (decrease) in cash and cash equivalents	539.3	(127.0)	(179.5)
Cash and cash equivalents at beginning of year	474.4	601.4	780.9

Cash and cash equivalents at end of year	$1,013.7	$474.4	$601.4

Supplemental Information:
Income tax payments	$109.7	$93.7	$75.4
Interest payments	108.8	118.6	111.8
Unsettled purchases of securities	91.5	23.3	27.7
Real estate properties acquired by foreclosure	17.6	21.7	32.6
Securities transferred from available for sale to held to maturity at fair value (note 3)	—	584.5	—
Assets acquired and liabilities assumed in acquisitions (note 5):
Non-cash assets, excluding goodwill and other acquisition-related intangible assets	—	—	12.4
Liabilities	—	—	325.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Effective February 23, 2015, People’s United Financial, Inc. (“People’s United” or the “Company”) converted to a bank holding company concurrent with People’s United Bank’s (the “Bank”) conversion to a national banking association. Prior to that date, the Company was a savings and loan holding company within the meaning of the Home Owners’ Loan Act and the Bank was a federally-chartered savings bank. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers.

The Bank provides a full range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: equipment financing provided through People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”); brokerage, financial advisory services, investment management services and life insurance provided through People’s Securities, Inc. (“PSI”); and other insurance services provided through People’s United Insurance Agency, Inc. (“PUIA”). The Company’s overall financial results are particularly dependent on economic conditions in New England and New York, which are its primary markets, although economic conditions elsewhere in the United States affect its equipment financing business. Deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

People’s United is incorporated under the state laws of Delaware and is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and subject to FRB examination, supervision and reporting requirements. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and subject to OCC examination, supervision and reporting requirements.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of People’s United and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Securities purchased for sale in the near term as well as those securities held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

Debt securities for which People’s United has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income (loss). Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities, collateralized mortgage obligations (“CMOs”) and other asset-backed securities.

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

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) People’s United has an intention to sell the security; (ii) it is more likely than not that People’s United will be required to sell the security prior to recovery; or (iii) People’s United does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United expects to receive full value for the securities.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities Resale and Securities Repurchase Agreements

In securities resale agreements, a counterparty transfers securities to People’s United (as transferee) and People’s United agrees to resell the same securities to the counterparty at a fixed price in the future. In securities repurchase agreements, which include both retail arrangements with customers and wholesale arrangements with other counterparties, People’s United (as transferor) transfers securities to a counterparty and agrees to repurchase the same securities from the counterparty at a fixed price in the future.

People’s United accounts for resale agreements as secured lending transactions and repurchase agreements as secured borrowings since the transferor maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The securities are pledged by the transferor as collateral and the transferee has the right by contract to repledge that collateral provided the same collateral is returned to the transferor upon maturity of the underlying agreement. The fair value of the pledged collateral approximates the recorded amount of the secured loan or borrowing. Decreases in the fair value of the transferred securities below an established threshold require the transferor to provide additional collateral.

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at December 31, 2014, 2013 or 2012.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain originated loans whose terms have been modified in such a way that they are considered troubled debt restructurings (“TDRs”). Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months in the case of a commercial loan or, in the case of a retail loan, when the loan is less than 90 days past due. Loans may continue to be reported as TDRs after they are returned to accrual status. In accordance with regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy and meeting certain criteria are also required to be classified as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis.

Impairment is evaluated on a collective basis for smaller-balance loans with similar credit risk and on an individual loan basis for other loans. If a loan is deemed to be impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported (net of the allowance) at the present value of expected future cash flows discounted at the loan’s original effective interest rate or at the fair value of the collateral less cost to sell if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

People’s United maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: (i) People’s United’s historical loan loss experience and recent trends in that experience; (ii) risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans, and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United’s independent loan review function; (iii) an evaluation of delinquent and non-performing loans and related collateral values; (iv) the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; (v) the present financial condition of borrowers; and (vi) current economic conditions.

The Company’s allowance for loan losses consists of three elements: (i) an allowance for larger-balance, non-homogeneous loans that are evaluated on an individual (loan-by-loan) basis; (ii) an allowance for smaller-balance, homogeneous loans that are evaluated on a collective basis; and (iii) a specific allowance for loans deemed to be impaired, including originated loans classified as TDRs.

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated “One” represent those loans least likely to default while loans rated “Nine” represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time as well as the length of time that it takes losses to emerge. Estimated loan default factors, which are updated annually (or more frequently, if necessary), are multiplied by loan balances within each risk-rating category and again multiplied by a historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are also updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during 2014.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios, and the establishment of the related allowance for loan losses, is based upon a consideration of (i) recent historical loss experience and (ii) certain qualitative factors.

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

The qualitative component of the allowance for loan losses for smaller-balance, homogenous loans is intended to incorporate risks inherent in the portfolio, economic uncertainties, regulatory requirements and other subjective factors such as changes in underwriting standards. Accordingly, consideration is given to: (i) present and forecasted economic conditions, including unemployment rates; (ii) changes in industry trends, including the impact of new regulations, (iii) trends in property values; (iv) broader portfolio indicators, including delinquencies, non-performing loans, portfolio concentrations, and trends in the volume and terms of loans; and (v) portfolio-specific risk characteristics.

The portfolio-specific risk characteristics considered include: (i) collateral values/loan-to-value (“LTV”) ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.), the combination of which results is a loan being classified as either “High”, “Moderate” or “Low” risk. These risk classifications are reviewed quarterly to ensure that changes within the portfolio, as well as economic indicators and industry developments, have been appropriately considered in establishing the related allowance for loan losses.

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during 2014.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United performs an analysis of its impaired loans, including collateral dependent impaired loans, on a quarterly basis. Individually impaired collateral dependent loans are measured based upon the appraised value of the underlying collateral and other market information. Generally, the Company’s policy is to obtain updated appraisals for commercial collateral dependent loans when the loan is downgraded to a risk rating of “substandard” or “doubtful”, and the most recent appraisal is more than 12 months old or a determination has been made that the property has experienced a significant decline in value. Appraisals are prepared by independent, licensed third-party appraisers and are subject to review by the Company’s internal commercial appraisal department or external appraisers contracted by the commercial appraisal department. The conclusions of the external appraisal review are reviewed by the Company’s Chief Commercial Appraiser prior to acceptance. The Company’s policy with respect to impaired loans secured by residential real estate is to receive updated estimates of property values upon the loan being classified as non-performing (typically upon becoming 90 days past due).

In determining the allowance for loan losses, People’s United gives appropriate consideration to the age of appraisals through its regular evaluation of other relevant qualitative and quantitative information. Specifically, between scheduled appraisals, property values are monitored within the commercial portfolio by reference to current originations of collateral dependent loans and the related appraisals obtained during underwriting as well as by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage and home equity portfolios by reference to available market indicators, including real estate price indices within the Company’s primary lending areas.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during 2014. As part of its ongoing assessment of the allowance for loan losses, People’s United made refinements to certain underlying assumptions used in its methodology during 2014, including the loss emergence period and selected qualitative factors. These refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the year ended December 31, 2014.

While People’s United seeks to use the best available information to make these determinations, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For commercial loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral less cost to sell, or the present value of expected future cash flows.

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

Wealth Management and Other Fee-Based Revenues

Investment management fees are accrued when earned based on total assets managed and administered, which are not reported as assets of People’s United. Insurance revenue represents commissions earned solely from performing broker- and agency-related services. Insurance commission revenues related to agency-billed policies are recognized at the later of the policy billing date or the policy effective date. Insurance commission revenues on premiums directly billed by insurance carriers are generally recognized as revenue during the period commissions are paid by the insurance carrier. Brokerage commissions are recognized on a trade-date basis. Bank service charges are recorded when earned.

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

Goodwill and Other Acquisition-Related Intangible Assets

An acquirer in a business combination is required, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration, if any, is also recognized and measured at fair value on the date of acquisition. In addition, the accounting standards for business combinations require that: (i) acquisition-related transaction costs be expensed as incurred; (ii) specific requirements be met in order to accrue for a restructuring plan as part of the acquisition; (iii) certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without recognition of an allowance for loan losses.

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

Goodwill is evaluated for impairment at the reporting unit level. For the purpose of goodwill impairment evaluations, management has identified reporting units based upon the Company’s three operating segments: Commercial Banking; Retail Banking; and Wealth Management. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred.

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test as described below. People’s United elected to perform this optional qualitative assessment in its evaluation of goodwill impairment as of October 1st (the annual impairment evaluation date) in both 2013 and 2012, and concluded that performance of the two-step impairment test was not required. In 2014, People’s United elected to perform the two-step impairment test.

The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. At this time none of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test.

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

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including People’s United, are required to calculate basic and diluted EPS using the two-class method. Restricted stock awards granted by People’s United are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

Derivative Financial Instruments and Hedging Activities

People’s United uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk (“IRR”)). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition, reported at fair value and presented on a gross basis. Until a derivative is settled, a favorable change in fair value results in an unrealized gain that is recognized as an asset, while an unfavorable change in fair value results in an unrealized loss that is recognized as a liability.

The Company generally applies hedge accounting to its derivatives used for market risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or a forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in accumulated other comprehensive income (loss) and are amortized to earnings over the remaining period of the former hedging relationship, provided the hedged item continues to be outstanding or it is probable the forecasted transaction will occur.

People’s United uses the dollar offset method, regression analysis and scenario analysis to assess hedge effectiveness at inception and on an ongoing basis. Such methods are chosen based on the nature of the hedge strategy and are used consistently throughout the life of the hedging relationship.

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

Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the IRR inherent in these commitments, People’s United enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments to sell and interest rate-lock commitments on residential mortgage loans are considered derivatives and their respective estimated fair values are adjusted based on changes in interest rates.

Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings, including customer derivatives, interest-rate lock commitments and forward sale commitments.

Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.

Collateral (generally in the form of marketable debt securities) pledged by counterparties in connection with derivative transactions is not reported in the Consolidated Statements of Condition unless the counterparty defaults. Collateral that has been pledged by People’s United to counterparties continues to be reported in the Consolidated Statements of Condition unless the Company defaults.

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

People’s United maintains policies and procedures to value assets and liabilities using the most relevant data available.

Stock-Based Compensation

People’s United’s stock-based compensation plans provide for awards of stock options and restricted stock to directors, officers and employees. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

New Accounting Standards

Accounting for Income Taxes

In July 2013, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to income taxes to clarify that an unrecognized tax benefit (or a portion of an unrecognized tax benefit) should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2014 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended its standards with respect to the accounting for investments in qualified affordable housing projects to allow an investor that meets certain conditions to amortize the cost of its investment, in proportion to the tax credits and other tax benefits it receives, and present the amortization as a component of income tax expense. This method replaces the current effective yield method, which allows for amortization to be presented as income tax expense but is limited in its application because of certain criteria that are required to be met. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 (January 1, 2015 for People’s United) with retrospective application and early adoption permitted. This amendment, which People’s United early adopted on January 1, 2014 with retrospective application, did not have a significant impact on the Company’s Consolidated Financial Statements as the amortization previously included in pre-tax income is now included as a component of income tax expense (see Note 11).

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

In January 2014, the FASB amended its standards with respect to the accounting for consumer mortgage loans collateralized by residential real estate to clarify that such loans should, upon foreclosure, be reclassified by a creditor as REO when either (i) the creditor obtains legal title to the real estate collateral or (ii) a deed in lieu of foreclosure, conveying all interest in the real estate to the creditor, is completed. In addition, the amendment requires a creditor to provide additional disclosures with respect to (i) the amount of residential real estate meeting the conditions set forth above and (ii) the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure. This amendment, which can be applied prospectively or through the use of the modified retrospective method, is effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 (January 1, 2015 for People’s United) and early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition

In May 2014, the FASB amended its standards with respect to revenue recognition. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The underlying principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This new guidance, which can be applied retrospectively or through the use of the cumulative effect transition method, is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016 (January 1, 2017 for People’s United) and early adoption is not permitted. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

Stock Compensation

In June 2014, the FASB amended its standards with respect to stock compensation to require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The amendment further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to those periods for which the requisite service has already been rendered. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for People’s United) and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. The adoption of this amendment, for which early adoption is permitted, is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

This new guidance is required to be adopted for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 (January 1, 2015 for People’s United). However, for repurchase and securities lending transactions reported as secured borrowings, the enhanced disclosures required by the new guidance are effective for annual periods beginning after December 15, 2014 (January 1, 2015 for People’s United) and interim periods beginning after March 15, 2015 (April 1, 2015 for People’s United). Early adoption is not permitted for public business entities. In adopting this new guidance, all entities must report changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. As of December 31, 2014, none of the Company’s repurchase agreements represented repurchase-to-maturity transactions or repurchase financings and all repurchase agreements have been accounted for as secured borrowings. As such, the adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure

In August 2014, the FASB amended its standards with respect to the classification of certain government-guaranteed residential mortgage loans to clarify that upon foreclosure of mortgage loans within the scope of the standard, a creditor will be required to reclassify the previously existing mortgage loan to a separate receivable from the guarantor, measured at the amount of the guarantee that it expects to collect. This amendment, which can be applied prospectively or through the use of the modified retrospective method, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for People’s United). However, the transition method selected must be consistent with the method applied in adopting the Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption is permitted only if ASU 2014-04 has been adopted. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Cash and Short-Term Investments

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $87.2 million and $79.1 million at December 31, 2014 and 2013, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and interest-bearing deposits at the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both December 31, 2014 and 2013.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2014	2013
Interest-bearing deposits at the FRB-NY	$626.5	$102.5
Money market mutual funds	7.3	10.8
Other (1)	34.8	10.3

Total short-term investments	$668.6	$123.6

(1)	Included in other is cash collateral posted for certain derivative positions.

In connection with its securities purchased under agreements to resell, People’s United takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2014 was $100.4 million (no agreements were outstanding at December 31, 2013).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$0.3	$—	$56.8
GSE residential mortgage-backed securities and CMOs	3,943.4	39.7	(46.4)	3,936.7

Total debt securities	3,999.9	40.0	(46.4)	3,993.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,000.1	$40.0	$(46.4)	$3,993.7

Securities held to maturity:
Debt securities:
State and municipal	$832.8	$47.4	$(0.1)	$880.1
Other	1.5	—	—	1.5

Total securities held to maturity	$834.3	$47.4	$(0.1)	$881.6

As of December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$48.6	$0.3	$—	$48.9
GSE residential mortgage-backed securities and CMOs	4,172.2	30.6	(106.4)	4,096.4
Corporate	58.3	1.9	—	60.2
Other	2.6	—	(0.1)	2.5

Total debt securities	4,281.7	32.8	(106.5)	4,208.0
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,281.9	$32.8	$(106.5)	$4,208.2

Securities held to maturity:
Debt securities:
State and municipal	$584.5	$—	$—	$584.5
Corporate	55.0	2.0	—	57.0
Other	1.0	—	—	1.0

Total securities held to maturity	$640.5	$2.0	$—	$642.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities available for sale with a fair value of $1.43 billion and $1.31 billion at December 31, 2014 and 2013, respectively, were pledged as collateral for public deposits and for other purposes.

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at both December 31, 2014 and 2013) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both December 31, 2014 and 2013). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2014 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $2.8 million, $0.8 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In December 2013, state and municipal securities with a fair value of $584.5 million, which were previously classified as available for sale, were transferred to held to maturity. The $37.0 million pre-tax loss associated with these securities that existed at the date of transfer is being amortized to interest income as an adjustment to yield over the remaining life of the underlying securities.

People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. Net security gains on debt securities for the year ended December 31, 2014 totaled $3.0 million, reflecting gains of $4.4 million and losses of $1.4 million. Net security gains on debt securities for each of the years ended December 31, 2013 and 2012 totaled less than $0.1 million. Net gains on trading account securities totaled less than $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2014, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale			Held to Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$21.0	$21.0	0.35%	$—	$—	—%
After 1 but within 5 years	35.5	35.8	0.94	—	—	—

Total	56.5	56.8	0.72	—	—	—

GSE residential mortgage-backed securities and CMOs:
After 1 but within 5 years	21.1	21.2	1.56	—	—	—
After 5 but within 10 years	779.3	788.4	2.01	—	—	—
After 10 years	3,143.0	3,127.1	1.90	—	—	—

Total	3,943.4	3,936.7	1.92	—	—	—

State and municipal:
Within 1 year	—	—	—	3.2	3.2	3.60
After 1 but within 5 years	—	—	—	21.0	21.1	4.69
After 5 but within 10 years	—	—	—	282.2	297.8	3.47
After 10 years	—	—	—	526.4	558.0	4.43

Total	—	—	—	832.8	880.1	4.11

Other:
After 1 but within 5 years	—	—	—	1.5	1.5	2.10

Total	—	—	—	1.5	1.5	2.10

Total:
Within 1 year	21.0	21.0	0.35	3.2	3.2	3.60
After 1 but within 5 years	56.6	57.0	1.17	22.5	22.6	4.52
After 5 but within 10 years	779.3	788.4	2.01	282.2	297.8	3.47
After 10 years	3,143.0	3,127.1	1.90	526.4	558.0	4.43

Total	$3,999.9	$3,993.5	1.91%	$834.3	$881.6	4.10%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2014 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$111.9	$(0.1)	$1,744.2	$(46.3)	$1,856.1	$(46.4)
Securities held to maturity:
State and municipal	31.8	(0.1)	—	—	31.8	(0.1)

Total	$143.7	$(0.2)	$1,744.2	$(46.3)	$1,887.9	$(46.5)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2013 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$2,866.2	$(97.6)	$152.0	$(8.8)	$3,018.2	$(106.4)
U.S. Treasury and agency	18.1	—	—	—	18.1	—
Other	2.5	(0.1)	—	—	2.5	(0.1)

Total	$2,886.8	$(97.7)	$152.0	$(8.8)	$3,038.8	$(106.5)

At December 31, 2014, 8% of the 1,152 securities owned by the Company, consisting of 43 securities classified as available for sale and 51 securities classified as held to maturity, had gross unrealized losses totaling $46.4 million and $0.1 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The state and municipal securities had an average credit rating of AA- and an average maturity of eight years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates.

Management believes that all gross unrealized losses within the securities portfolio at December 31, 2014 and 2013 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – Loans

For purposes of disclosures related to the credit quality of financing receivables and the allowance for loan losses, People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:

•	Commercial Portfolio: commercial real estate; commercial and industrial; and equipment financing.

•	Retail Portfolio: residential mortgage; home equity; and other consumer.

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

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	2014			2013
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$8,960.3	$444.0	$9,404.3	$8,286.5	$635.1	$8,921.6

Commercial and industrial	6,891.1	298.5	7,189.6	5,818.5	483.6	6,302.1
Equipment financing	2,839.0	26.5	2,865.5	2,524.1	69.0	2,593.1

Total commercial	9,730.1	325.0	10,055.1	8,342.6	552.6	8,895.2

Total Commercial Portfolio	18,690.4	769.0	19,459.4	16,629.1	1,187.7	17,816.8

Retail:
Residential mortgage:
Adjustable-rate	4,254.7	139.1	4,393.8	3,734.7	160.6	3,895.3
Fixed-rate	446.8	91.4	538.2	407.4	113.9	521.3

Total residential mortgage	4,701.5	230.5	4,932.0	4,142.1	274.5	4,416.6

Consumer:
Home equity	2,092.9	50.2	2,143.1	2,023.5	61.1	2,084.6
Other consumer	56.3	1.2	57.5	70.5	1.8	72.3

Total consumer	2,149.2	51.4	2,200.6	2,094.0	62.9	2,156.9

Total Retail Portfolio	6,850.7	281.9	7,132.6	6,236.1	337.4	6,573.5

Total loans	$25,541.1	$1,050.9	$26,592.0	$22,865.2	$1,525.1	$24,390.3

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $54.8 million and $47.9 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, 27%, 19% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to customers located in the New England states as a group represented 61% and 63% of total loans at December 31, 2014 and 2013, respectively. Substantially all of the equipment financing portfolio (97% at both December 31, 2014 and 2013) was to customers located outside of New England. At December 31, 2014, 31% of the equipment financing portfolio was to customers located in Texas, California and Louisiana and no other state exposure was greater than 6%.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial real estate loans include construction loans totaling $657.5 million and $562.2 million at December 31, 2014 and 2013, respectively, net of the unadvanced portion of such loans totaling $434.7 million and $414.2 million, respectively.

At December 31, 2014, residential mortgage loans included $993.3 million of interest-only loans, of which $1.0 million are stated-income loans, compared to $871.1 million and $1.0 million, respectively, at December 31, 2013. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $107.9 million and $92.0 million at December 31, 2014 and 2013, respectively, net of the unadvanced portion of such loans totaling $45.6 million and $55.3 million, respectively.

People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $2.9 million, $14.8 million and $16.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Loans held for sale at December 31, 2014 and 2013 consisted of newly-originated residential mortgage loans with carrying amounts of $34.2 million and $23.3 million, respectively. During 2014, 2013 and 2012, the Company sold acquired loans with outstanding principal balances totaling $10.4 million, $12.4 million and $14.3 million, respectively (carrying amounts of $10.3 million, $10.2 million and $11.6 million, respectively) and recognized net (losses) gains on sales totaling $(0.9) million, $5.7 million and $1.0 million, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2011	$160.4	$7.4	$167.8	$15.1	$—	$15.1	$182.9

Charge-offs	(31.7)	(2.7)	(34.4)	(16.3)	—	(16.3)	(50.7)
Recoveries	3.3	—	3.3	3.3	—	3.3	6.6

Net loan charge-offs	(28.4)	(2.7)	(31.1)	(13.0)	—	(13.0)	(44.1)
Provision for loan losses	25.5	5.8	31.3	17.9	—	17.9	49.2

Balance at December 31, 2012	157.5	10.5	168.0	20.0	—	20.0	188.0

Charge-offs	(29.7)	(4.1)	(33.8)	(16.0)	(0.3)	(16.3)	(50.1)
Recoveries	3.7	—	3.7	2.5	—	2.5	6.2

Net loan charge-offs	(26.0)	(4.1)	(30.1)	(13.5)	(0.3)	(13.8)	(43.9)
Provision for loan losses	27.0	3.4	30.4	12.5	0.8	13.3	43.7

Balance at December 31, 2013	158.5	9.8	168.3	19.0	0.5	19.5	187.8

Charge-offs	(22.3)	(2.6)	(24.9)	(11.1)	(0.1)	(11.2)	(36.1)
Recoveries	3.6	—	3.6	2.4	—	2.4	6.0

Net loan charge-offs	(18.7)	(2.6)	(21.3)	(8.7)	(0.1)	(8.8)	(30.1)
Provision for loan losses	29.8	2.6	32.4	8.2	—	8.2	40.6

Balance at December 31, 2014	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2014 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$174.5	$7.6	$18,515.9	$162.0	$769.0	$9.8	$19,459.4	$179.4
Retail	95.0	3.9	6,755.7	14.6	281.9	0.4	7,132.6	18.9

Total	$269.5	$11.5	$25,271.6	$176.6	$1,050.9	$10.2	$26,592.0	$198.3

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2013 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$145.4	$12.2	$16,483.7	$146.3	$1,187.7	$9.8	$17,816.8	$168.3
Retail	79.4	2.8	6,156.7	16.2	337.4	0.5	6,573.5	19.5

Total	$224.8	$15.0	$22,640.4	$162.5	$1,525.1	$10.3	$24,390.3	$187.8

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2014	2013	2012
Commercial:
Commercial real estate	$60.2	$70.8	$84.4
Commercial and industrial	55.8	43.8	54.8
Equipment financing	25.4	23.2	27.2

Total (1)	141.4	137.8	166.4

Retail:
Residential mortgage	37.6	58.9	65.0
Home equity	17.9	19.8	21.0
Other consumer	0.1	0.1	0.3

Total (2)	55.6	78.8	86.3

Total	$197.0	$216.6	$252.7

(1)	Reported net of government guarantees totaling $17.6 million, $19.4 million and $9.7 million at December 31, 2014, 2013 and 2012, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2014, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $18.9 million, $28.7 million and $44.7 million of loans in the process of foreclosure at December 31, 2014, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement totaling $100.6 million and $3.0 million, respectively, at December 31, 2014; $138.0 million and $4.5 million, respectively, at December 31, 2013; and $173.6 million and $8.0 million, respectively, at December 31, 2012. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC loss-share agreement. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

If interest payments on all originated loans classified as non-performing at December 31, 2014, 2013 and 2012 had been made during the respective years in accordance with the loan agreements, interest income of $16.1 million, $17.1 million and $20.1 million would have been recognized on such loans for the years ended December 31, 2014, 2013 and 2012, respectively. Interest income actually recognized on originated non-performing loans totaled $3.2 million, $2.6 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

People’s United’s recorded investment in originated loans classified as TDRs totaled $181.6 million and $151.5 million at December 31, 2014 and 2013, respectively. The related allowance for loan losses at December 31, 2014 and 2013 was $7.1 million and $5.5 million, respectively. Interest income recognized on TDRs totaled $3.8 million, $3.5 million and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2014, 2013 and 2012. Originated loans that were modified and classified as TDRs during 2014 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and seven years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2014 and 2013. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	25	$36.2	$36.2
Commercial and industrial (2)	50	43.1	43.1
Equipment financing (3)	28	7.1	7.1

Total	103	86.4	86.4

Retail:
Residential mortgage (4)	130	40.3	40.3
Home equity (5)	135	12.2	12.2
Other consumer	—	—	—

Total	265	52.5	52.5

Total	368	$138.9	$138.9

(1)	Represents the following concessions: extension of term (16 contracts; recorded investment of $13.5 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.8 million); temporary rate reduction (1 contract; recorded investment of $18.2 million); or a combination of concessions (4 contracts; recorded investment of $2.7 million).
(2)	Represents the following concessions: extension of term (20 contracts; recorded investment of $15.3 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $2.4 million); or a combination of concessions (22 contracts; recorded investment of $25.4 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (11 contracts; recorded investment of $2.0 million); or a combination of concessions (17 contracts; recorded investment of $5.1 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (29 contracts; recorded investment of $5.0 million); extension of term (1 contract; recorded investment of $0.6 million); reduced payment and/or payment deferral (32 contracts; recorded investment of $10.0 million); or a combination of concessions (68 contracts; recorded investment of $24.7 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (67 contracts; recorded investment of $5.6 million); reduced payment and/or payment deferral (20 contracts; recorded investment of $2.3 million); temporary rate reduction (2 contracts; recorded investment of $0.6 million); or a combination of concessions (46 contracts; recorded investment of $3.7 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31, 2013
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	19	$14.2	$14.2
Commercial and industrial (2)	44	50.1	50.1
Equipment financing (3)	28	15.9	15.9

Total	91	80.2	80.2

Retail:
Residential mortgage (4)	166	46.4	46.4
Home equity (5)	103	8.8	8.8
Other consumer	—	—	—

Total	269	55.2	55.2

Total	360	$135.4	$135.4

(1)	Represents the following concessions: extension of term (9 contracts; recorded investment of $8.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million); or a combination of concessions (9 contracts; recorded investment of $5.7 million).
(2)	Represents the following concessions: extension of term (8 contracts; recorded investment of $21.2 million); reduced payment and/or payment deferral (23 contracts; recorded investment of $24.2 million); or a combination of concessions (13 contracts; recorded investment of $4.7 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (16 contracts; recorded investment of $8.9 million); or a combination of concessions (12 contracts; recorded investment of $7.0 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (55 contracts; recorded investment of $9.7 million); reduced payment and/or payment deferral (28 contracts; recorded investment of $8.5 million); temporary rate reduction (6 contracts; recorded investment of $5.5 million); or a combination of concessions (77 contracts; recorded investment of $22.7 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (60 contracts; recorded investment of $4.0 million); extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $1.3 million); temporary rate reduction (5 contracts; recorded investment of $0.6 million); or a combination of concessions (29 contracts; recorded investment of $2.8 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2014 and 2013. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2014 or 2013.

	2014		2013
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	6	$3.8	1	$0.5
Commercial and industrial	4	1.1	8	7.3
Equipment financing	4	0.8	1	1.4

Total	14	5.7	10	9.2

Retail:
Residential mortgage	42	7.8	39	10.4
Home equity	24	1.6	12	1.0
Other consumer	—	—	—	—

Total	66	9.4	51	11.4

Total	80	$15.1	61	$20.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	2014			2013
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$57.1	$55.8	$—	$40.2	$37.5	$—
Commercial and industrial	51.7	48.6	—	23.5	22.9	—
Equipment financing	30.2	21.4	—	28.2	18.3	—
Retail:
Residential mortgage	65.4	58.9	—	57.7	53.5	—
Home equity	21.3	18.3	—	14.6	12.6	—
Other consumer	—	—	—	—	—	—

Total	$225.7	$203.0	$—	$164.2	$144.8	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$52.1	$27.8	$4.0	$53.7	$37.8	$6.8
Commercial and industrial	21.4	17.4	3.5	17.7	16.0	4.5
Equipment financing	3.6	3.5	0.1	14.5	12.9	0.9
Retail:
Residential mortgage	15.6	15.3	2.6	11.5	11.1	1.9
Home equity	2.6	2.5	1.3	2.6	2.2	0.9
Other consumer	—	—	—	—	—	—

Total	$95.3	$66.5	$11.5	$100.0	$80.0	$15.0

Total impaired loans:
Commercial:
Commercial real estate	$109.2	$83.6	$4.0	$93.9	$75.3	$6.8
Commercial and industrial	73.1	66.0	3.5	41.2	38.9	4.5
Equipment financing	33.8	24.9	0.1	42.7	31.2	0.9

Total	216.1	174.5	7.6	177.8	145.4	12.2

Retail:
Residential mortgage	81.0	74.2	2.6	69.2	64.6	1.9
Home equity	23.9	20.8	1.3	17.2	14.8	0.9
Other consumer	—	—	—	—	—	—

Total	104.9	95.0	3.9	86.4	79.4	2.8

Total	$321.0	$269.5	$11.5	$264.2	$224.8	$15.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2014		2013		2012
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$76.6	$1.3	$84.1	$1.0	$101.7	$1.7
Commercial and industrial	46.4	1.1	58.5	1.0	65.2	3.4
Equipment financing	28.6	0.7	32.1	1.5	44.9	1.9

Total	151.6	3.1	174.7	3.5	211.8	7.0

Retail:
Residential mortgage	71.8	1.5	55.0	1.1	23.7	0.6
Home equity	18.0	0.2	14.0	0.1	3.8	0.1
Other consumer	—	—	—	—	—	—

Total	89.8	1.7	69.0	1.2	27.5	0.7

Total	$241.4	$4.8	$243.7	$4.7	$239.3	$7.7

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2014 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$8,908.0	$17.6	$34.7	$52.3	$8,960.3
Commercial and industrial	6,814.9	32.4	43.8	76.2	6,891.1
Equipment financing	2,793.3	41.0	4.7	45.7	2,839.0

Total	18,516.2	91.0	83.2	174.2	18,690.4

Retail:
Residential mortgage	4,647.3	29.1	25.1	54.2	4,701.5
Home equity	2,079.3	5.0	8.6	13.6	2,092.9
Other consumer	55.8	0.4	0.1	0.5	56.3

Total	6,782.4	34.5	33.8	68.3	6,850.7

Total originated loans	$25,298.6	$125.5	$117.0	$242.5	$25,541.1

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $25.6 million, $29.5 million and $20.7 million, respectively, and $21.8 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Past Due
As of December 31, 2013 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
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

Commercial Credit Quality Indicators

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

Risk ratings on commercial loans are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently, if warranted. The Company’s internal Loan Review function is responsible for independently evaluating the appropriateness of those credit risk ratings in connection with its cyclical reviews, the approach to which is risk-based and determined by reference to underlying portfolio credit quality and the results of prior reviews. Differences in risk ratings noted in conjunction with such periodic portfolio loan reviews, if any, are reported to management each month.

Retail Credit Quality Indicators

Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, broader portfolio indicators, including trends in delinquencies, non-performing loans and portfolio concentrations, and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High”, “Moderate” or “Low” risk.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The portfolio-specific risk characteristics considered include: (i) collateral values/ LTV ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification.

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

Commercial and Retail loans are also evaluated to determine whether they are impaired loans, which are included in the tabular disclosures of credit quality indicators that follow.

Acquired Loans Credit Quality Indicators

Upon acquiring a loan portfolio, the Company’s internal Loan Review function undertakes the process of assigning risk ratings to all commercial loans in accordance with the Company’s established policy, which may differ in certain respects from the risk rating policy of the predecessor company. The length of time necessary to complete this process varies based on the size of the acquired portfolio, the quality of the documentation maintained in the underlying loan files and the extent to which the predecessor company followed a risk rating approach comparable to People’s United’s. As a result, while acquired loans are risk rated, there are occasions when such ratings may be deemed “preliminary” until the Company’s re-rating process has been completed.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2014 and 2013, the allowance for loan losses on acquired loans was $10.2 million and $10.3 million, respectively.

The following is a summary, by class of loan, of credit quality indicators:

As of December 31, 2014 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,730.9	$6,477.4	$2,481.2	$17,689.5
Special mention	82.4	114.2	110.6	307.2
Substandard	135.3	297.3	247.2	679.8
Doubtful	11.7	2.2	—	13.9

Total originated loans	8,960.3	6,891.1	2,839.0	18,690.4

Acquired loans:
Pass	302.5	174.5	7.6	484.6
Special mention	20.9	52.8	0.7	74.4
Substandard	113.5	55.0	18.2	186.7
Doubtful	7.1	16.2	—	23.3

Total acquired loans	444.0	298.5	26.5	769.0

Total	$9,404.3	$7,189.6	$2,865.5	$19,459.4

As of December 31, 2014 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,280.6	$931.5	$29.5	$3,241.6
Moderate risk	1,921.6	597.1	8.3	2,527.0
High risk	499.3	564.3	18.5	1,082.1

Total originated loans	4,701.5	2,092.9	56.3	6,850.7

Acquired loans:
Low risk	107.0	—	—	107.0
Moderate risk	50.5	—	—	50.5
High risk	73.0	50.2	1.2	124.4

Total acquired loans	230.5	50.2	1.2	281.9

Total	$4,932.0	$2,143.1	$57.5	$7,132.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,000.7	$5,519.2	$2,262.3	$15,782.2
Special mention	138.1	77.5	93.4	309.0
Substandard	147.6	220.1	168.4	536.1
Doubtful	0.1	1.7	—	1.8

Total originated loans	8,286.5	5,818.5	2,524.1	16,629.1

Acquired loans:
Pass	395.6	331.0	31.4	758.0
Special mention	46.8	19.3	4.0	70.1
Substandard	186.6	131.5	33.6	351.7
Doubtful	6.1	1.8	—	7.9

Total acquired loans	635.1	483.6	69.0	1,187.7

Total	$8,921.6	$6,302.1	$2,593.1	$17,816.8

As of December 31, 2013 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,032.6	$842.5	$39.5	$2,914.6
Moderate risk	1,619.1	520.7	8.3	2,148.1
High risk	490.4	660.3	22.7	1,173.4

Total originated loans	4,142.1	2,023.5	70.5	6,236.1

Acquired loans:
Low risk	122.6	—	—	122.6
Moderate risk	71.2	—	—	71.2
High risk	80.7	61.1	1.8	143.6

Total acquired loans	274.5	61.1	1.8	337.4

Total	$4,416.6	$2,084.6	$72.3	$6,573.5

Acquired Loans

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2014, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.18 billion and $1.05 billion, respectively ($1.69 billion and $1.53 billion, respectively, at December 31, 2013). At December 31, 2014, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $115.0 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

Years ended December 31 (in millions)	2014	2013	2012
Balance at beginning of period	$639.7	$890.2	$1,310.4
Accretion	(81.0)	(127.1)	(206.5)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	6.7	5.3	22.7
Other changes in expected cash flows (2)	(169.1)	(128.7)	(236.4)

Balance at end of period	$396.3	$639.7	$890.2

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

FDIC Loss-Share Receivable

On April 16, 2010, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with the FDIC pursuant to which the Bank assumed all of the deposits, certain assets and the banking operations of Butler Bank. The Agreement also provides for loss-share coverage by the FDIC, up to certain limits, on all covered assets (loans and REO). The FDIC is obligated to reimburse the Bank for 80% of any future losses on covered assets up to $34.0 million. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under the loss-sharing coverage.

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable” is included in other assets in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of People’s United’s goodwill are summarized as follows for the year ended December 31, 2012. There were no changes in goodwill during 2014 and 2013.

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2011	$1,220.9	$680.7	$49.8	$1,951.4
Acquisition of branches	—	0.7	—	0.7
Adjustments	1.9	0.5	—	2.4

Balance at December 31, 2012	1,222.8	681.9	49.8	1,954.5

Balance at December 31, 2013	1,222.8	681.9	49.8	1,954.5

Balance at December 31, 2014	$1,222.8	$681.9	$49.8	$1,954.5

On June 22, 2012, the Bank acquired 57 branches from RBS Citizens, N.A. and assumed approximately $324 million in deposits associated with these branches. The assets acquired, which included cash, premises and equipment, and other assets totaling $15.8 million, and liabilities assumed, which included deposits and other liabilities totaling $324.6 million, were recorded by People’s United at their estimated fair values as of the acquisition date.

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2014 and 2013, tax deductible goodwill totaled $13.0 million and $14.5 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United’s other acquisition-related intangible assets:

	2014			2013
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Trade name intangible	$122.7	$34.9	$87.8	$122.7	$26.7	$96.0
Core deposit intangible	143.8	107.3	36.5	143.8	93.9	49.9
Trust relationships	42.7	20.0	22.7	42.7	17.1	25.6
Insurance relationships	31.5	30.5	1.0	31.5	30.2	1.3

Total other acquisition-related intangible assets	$340.7	$192.7	$148.0	$340.7	$167.9	$172.8

Other acquisition-related intangible assets have an original weighted-average amortization period of 14 years. Amortization expense of other acquisition-related intangible assets totaled $24.8 million, $26.2 million and $26.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018 and $9.4 million in 2019. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2014, 2013 and 2012.

NOTE 6 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2014	2013
Land	$39.5	$39.2
Buildings	269.2	271.5
Leasehold improvements	161.6	162.9
Furniture and equipment	219.0	219.9

Total	689.3	693.5
Less: Accumulated depreciation and amortization	411.5	389.4

Total premises and equipment, net	$277.8	$304.1

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $39.6 million, $40.3 million and $39.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2014	2013
Leased equipment	$180.9	$184.3
Fair value of derivative financial instruments (notes 18 and 20)	132.4	91.9
Accrued interest receivable	82.6	74.3
Affordable housing investments (note 11)	69.6	65.0
Assets held in trust for supplemental retirement plans (note 16)	37.1	40.7
Receivables arising from securities brokerage and insurance businesses	34.8	38.4
Investment in joint venture (1)	21.3	—
Current income tax receivable (note 11)	21.1	21.6
Loans in process	19.6	34.8
Economic development investments	19.4	14.2
Other prepaid expenses	16.8	18.4
REO:
Residential	13.6	13.6
Commercial	11.0	13.1
Net deferred tax asset (note 11)	7.0	8.0
FDIC loss-share receivable (note 4)	5.7	10.1
Repossessed assets	2.5	4.5
Funded status of People’s United defined benefit pension plan (note 16)	—	41.5
Other	44.5	35.6

Total other assets	$719.9	$710.0

(1)	During the quarter ended June 30, 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49% minority interest in the joint venture and recognized a $20.6 million gain, net of related expenses, resulting from its formation. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that were contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.

The components of other liabilities are as follows:

As of December 31 (in millions)	2014	2013
Fair value of derivative financial instruments (notes 18 and 20)	$97.0	$77.0
Liability for unsettled purchases of securities	91.5	23.3
Liabilities for supplemental retirement plans (note 16)	60.4	59.0
Accrued expenses payable	55.2	69.1
Accrued employee benefits	42.0	48.1
Payables arising from securities brokerage and insurance businesses	37.6	40.9
Funded status of defined benefit pension plans (note 16):
People’s United	27.5	—
Chittenden	7.4	1.2
Other postretirement benefits (note 16)	14.6	10.3
Accrued interest payable	13.7	5.3
Other	53.7	57.7

Total other liabilities	$500.6	$391.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – Deposits

The following is an analysis of People’s United’s total deposits by product type:

	2014		2013
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$5,655.1	—%	$5,312.2	—%

Savings, interest-bearing checking and money market	15,252.4	0.19	12,862.2	0.22

Time deposits maturing:
Within 3 months	1,254.3	0.63	874.5	0.55
After 3 but within 6 months	912.5	0.62	781.4	0.68
After 6 months but within 1 year	1,306.7	0.79	1,151.5	0.71
After 1 but within 2 years	1,341.0	1.36	799.7	1.31
After 2 but within 3 years	230.9	1.40	520.6	2.18
After 3 but within 4 years	85.5	1.07	173.3	1.67
After 4 but within 5 years	96.2	1.51	77.7	1.13
After 5 years	3.6	2.45	4.2	2.45

Total	5,230.7	0.91	4,382.9	1.00

Total deposits	$26,138.2	0.29%	$22,557.3	0.32%

Time deposits issued in amounts of $100,000 or more totaled $2.1 billion and $1.9 billion at December 31, 2014 and 2013, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $2.6 million and $4.0 million at December 31, 2014 and 2013, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2014	2013	2012
Savings, interest-bearing checking and money market	$36.7	$33.0	$38.7
Time	44.2	48.1	52.1

Total interest expense	$80.9	$81.1	$90.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – Borrowings

People’s United’s borrowings are summarized as follows:

	2014		2013
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$1,825.0	0.26%	$1,950.0	0.19%
After 1 month but within 1 year	200.2	0.24	1,500.0	0.21
After 2 but within 3 years	—	—	0.5	4.37
After 3 but within 4 years	261.1	2.71	—	—
After 4 but within 5 years	—	—	263.7	2.71
After 5 years	5.4	1.33	5.6	1.33

Total FHLB advances	2,291.7	0.54	3,719.8	0.38

Federal funds purchased maturing:
Within 1 month	913.0	0.15	825.0	0.16

Total federal funds purchased	913.0	0.15	825.0	0.16

Customer repurchase agreements maturing:
Within 1 month	486.0	0.18	501.2	0.20

Total customer repurchase agreements	486.0	0.18	501.2	0.20

Other borrowings maturing:
Within 1 year	1.0	1.75	10.0	0.08
After 1 but within 2 years	—	—	1.0	1.75

Total other borrowings	1.0	1.75	11.0	0.23

Total borrowings	$3,691.7	0.39%	$5,057.0	0.33%

At December 31, 2014, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $8.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.3 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2014	2013	2012
FHLB advances	$9.2	$8.2	$5.1
Customer repurchase agreements	1.0	1.1	1.3
Federal funds purchased	0.8	1.2	0.5
Other borrowings	0.1	—	0.1

Total interest expense	$11.1	$10.5	$7.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2014	2013	2012
FHLB advances:
Balance at year end	$2,291.7	$3,719.8	$1,178.3
Average outstanding during the year	2,593.7	2,043.9	419.5
Maximum outstanding at any month end	3,419.5	3,719.8	1,178.3
Average interest rate during the year	0.36%	0.40%	1.23%

Federal funds purchased:
Balance at year end	$913.0	$825.0	$619.0
Average outstanding during the year	471.8	641.2	195.3
Maximum outstanding at any month end	960.0	934.0	763.0
Average interest rate during the year	0.17%	0.19%	0.24%

Customer repurchase agreements:
Balance at year end	$486.0	$501.2	$588.2
Carrying amount of collateral securities at year end	495.7	511.2	599.9
Average outstanding during the year	482.0	522.7	494.7
Maximum outstanding at any month end	519.2	581.2	588.2
Average interest rate during the year	0.20%	0.20%	0.26%

Other borrowings:
Balance at year end	$1.0	$11.0	$1.0
Carrying amount of collateral securities at year end	1.1	1.1	1.1
Average outstanding during the year	57.1	3.9	16.4
Maximum outstanding at any month end	206.2	11.0	27.0
Average interest rate during the year	0.25%	0.51%	1.00%

NOTE 10 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2014	2013
People’s United Financial, Inc.:
3.65% senior notes due 2022	$498.6	$498.5
5.80% fixed rate/floating rate subordinated notes due 2017	122.5	121.2
People’s United Bank:
4.00% subordinated notes due 2024	412.4	—
11.00% fixed rate subordinated notes due 2019	—	19.4

Total notes and debentures	$1,033.5	$639.1

The 3.65% senior notes represent fixed rate unsecured and unsubordinated obligations of People’s United with interest payable semi-annually. The Company may redeem the senior notes at its option, in whole or in part, at any time prior to September 6, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) a “make-whole” amount, plus in either case accrued and unpaid interest to the redemption date. In addition, the Company may redeem the senior notes at its option, in whole or in part, at any time on or following September 6, 2022, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest to the redemption date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United assumed the 5.80% fixed rate/floating rate subordinated notes in connection with its acquisition of Chittenden Corporation (“Chittenden”). These subordinated notes, which were issued in 2007 and are due in February 2017, represent unsecured general obligations of People’s United with interest payable semi-annually. The notes had a coupon of 5.80% for the first five years and converted to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. At December 31, 2014, the interest rate was 0.92%. In 2011, People’s United entered into an interest rate swap to hedge the LIBOR-based floating rate payments on these subordinated notes, which began in February 2012 (see Note 20). Beginning on February 14, 2012, People’s United has the option to redeem the notes, in whole or in part, on any interest payment date at a redemption price of 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest.

In June 2014, the Bank issued $400 million of 4.00% subordinated notes due 2024. The subordinated notes represent fixed rate unsecured and subordinated obligations of the Bank with interest payable semi-annually. The Bank may redeem the notes, in whole or in part, on or after April 16, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Bank may redeem the notes in whole, but not in part, at its option at a redemption price equal to 100% of the principal amount of the notes together with accrued but unpaid interest to, but excluding, the date fixed for redemption, within 90 days of the occurrence of a “regulatory event” (as defined). Pursuant to capital regulations of the OCC, effective January 1, 2015, the Bank may not redeem the notes prior to maturity without the prior approval of the OCC. For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for the Bank’s total risk-based capital (see Note 13). The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the subordinated notes due to changes in interest rates (see Note 20). In 2014, the Bank repaid the 11.00% fixed rate subordinated notes assumed in connection with the Smithtown acquisition.

NOTE 11 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2014	2013	2012
Income tax expense applicable to pre-tax income	$128.9	$115.2	$124.0
Income tax benefit applicable to items reported in total other comprehensive loss (note 15)	(6.7)	(34.6)	(1.5)

Total	$122.2	$80.6	$122.5

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2014	2013	2012
Current tax expense:
Federal	$111.9	$89.9	$71.9
State	10.3	9.8	7.3

Total current tax expense	122.2	99.7	79.2
Deferred tax expense (1)	6.7	15.5	44.8

Total income tax expense	$128.9	$115.2	$124.0

(1)	Includes the effect of (decreases) increases in the valuation allowance for state deferred tax assets of $(1.2) million, $(2.3) million and $1.4 million in 2014, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2014	2013	2012
Expected income tax expense	$133.2	$121.7	$129.3
State income tax, net of federal tax effect	8.2	7.3	7.4
Tax-exempt interest	(13.2)	(11.7)	(8.3)
Tax-exempt income from BOLI	(2.0)	(1.6)	(1.9)
Federal income tax credits	0.8	(3.0)	(4.3)
Other, net	1.9	2.5	1.8

Actual income tax expense	$128.9	$115.2	$124.0

Effective income tax rate	33.9%	33.1%	33.6%

As discussed in Note 1, in the first quarter of 2014, the Company early adopted, with retrospective application, amended standards with respect to the accounting for investments in qualified affordable housing projects. People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at December 31, 2014 totaled $69.6 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $30.9 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense totaled $10.7 million, $8.5 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. In accordance with the aforementioned amended standards, amortization of the Company’s cost of such investments previously included in pre-tax income is now included as a component of income tax expense for all periods presented.

In 1998, the Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2014 and expire between 2020 and 2034.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2014	2013
Deferred tax assets:
Leasing activities	$87.1	$73.5
Allowance for loan losses and non-accrual interest	77.4	74.1
State tax net operating loss carryforwards, net of federal tax effect	67.2	69.0
Pension and other postretirement benefits	35.8	5.1
Equity-based compensation	22.0	20.5
Unrealized loss on securities transferred to held to maturity	13.1	14.4
Basis difference in affordable housing investments	3.1	8.1
Unrealized loss on securities available for sale	2.3	28.8
Other deductible temporary differences	32.6	30.4

Total deferred tax assets	340.6	323.9
Less: valuation allowance for state deferred tax assets	(68.1)	(69.3)

Total deferred tax assets, net of the valuation allowance	272.5	254.6

Deferred tax liabilities:
Tax over book depreciation	(160.3)	(145.5)
Acquisition-related deferred tax liabilities	(51.0)	(51.7)
Deferred cancellation-of-indebtedness income	(17.5)	(22.1)
Book over tax income recognized on consumer loans	(12.4)	(9.5)
Mark-to-market and original issue discounts for tax purposes	(7.7)	(7.6)
Temporary differences related to merchant services joint venture	(7.2)	—
Other taxable temporary differences	(9.4)	(10.2)

Total deferred tax liabilities	(265.5)	(246.6)

Net deferred tax asset	$7.0	$8.0

Based on People’s United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United will realize its total deferred tax assets, net of the valuation allowance.

People’s United’s current income tax receivable at December 31, 2014 and 2013 totaled $21.1 million and $21.6 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2014	2013	2012
Balance at beginning of year	$3.0	$2.9	$3.0
Additions for tax positions taken in prior years	0.1	0.1	0.4
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statute of limitations	(0.1)	—	(0.5)

Balance at end of year	$3.0	$3.0	$2.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2014 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.7 million and $0.6 million at December 31, 2014 and 2013, respectively. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income.

People’s United files a consolidated U.S. Federal income tax return and various state income tax returns. People’s United is currently under examination by the Internal Revenue Service and certain state taxing authorities but is no longer subject to federal or state income tax examinations through 2010. The amount of total unrecognized income tax benefits is not expected to change significantly within the next twelve months.

NOTE 12 – Stockholders’ Equity and Dividends

People’s United is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2014, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 396.8 million shares were issued as of December 31, 2014.

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in the second quarter of 2014, no new awards may be granted under the RRP (see Note 17).

In October 2011, People’s United’s Board of Directors authorized the repurchase of up to 5% of the Company’s common stock outstanding, or 18.0 million shares. Such shares were to be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company completed the repurchase of shares authorized at a total cost of $217.4 million.

In November 2012, People’s United’s Board of Directors authorized an additional repurchase of common stock. Under the new repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, were to be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2012, the Company repurchased 0.2 million shares of People’s United common stock under this authorization at a total cost of $2.6 million and, during 2013, completed the repurchase of shares authorized at a total cost of $458.9 million.

In April 2007, People’s United established an Employee Stock Ownership Plan (the “ESOP”) (see Note 16). At that time, People’s United loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2014, 7.7 million shares of People’s United common stock, with a contra-equity balance of $159.0 million, have not been allocated or committed to be released.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Dividends declared and paid per common share totaled $0.6575, $0.6475 and $0.6375 for the years ended December 31, 2014, 2013 and 2012, respectively. People’s United’s dividend payout ratio (dividends paid as a percentage of net income) was 78.2%, 88.1% and 88.8% for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank’s ability to pay cash dividends directly or indirectly to People’s United is governed by federal law and regulations. These provide that the Bank must receive OCC approval to declare a dividend if the total amount of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any current year exceeds the total of the Bank’s net income for the current year to date, combined with its retained net income for the previous two years, less the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock. The term “retained net income” as defined by federal regulations means the Bank’s net income for a specified period less the total amount of all dividends declared in that period.

The Bank may not pay dividends to People’s United if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the OCC has notified the Bank that it is in need of more than normal supervision. See Note 13 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In 2014, 2013 and 2012, the Bank paid a total of $244.0 million, $232.0 million and $315.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2014, the Bank’s retained net income, as defined by federal regulations, totaled $13.6 million.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management believes that, as of December 31, 2014 and 2013, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. No conditions or events have occurred since that notification that have caused management to believe any change in the Bank’s capital classification would be warranted.

The following summary compares the Bank’s regulatory capital amounts and ratios as of December 31, 2014 and 2013 to the OCC requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2014 and 2013, the Bank’s adjusted total assets, as defined, totaled $34.0 billion and $31.2 billion, respectively, and its total risk-weighted assets, as defined, totaled $27.5 billion and $25.4 billion, respectively.

				OCC Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Tangible capital	$2,881.5	(1)	8.5%	n/a	n/a	$510.3	1.5%
Leverage (core) capital	2,881.5	(1)	8.5	$1,700.9	5.0%	1,360.8	4.0
Risk-based capital:
Tier 1	2,881.5	(1)	10.5	1,647.3	6.0	1,098.2	4.0
Total	3,582.2	(2)	13.0	2,745.4	10.0	2,196.3	8.0

As of December 31, 2013
Tangible capital	$2,823.5	(1)	9.1%	n/a	n/a	$468.0	1.5%
Leverage (core) capital	2,823.5	(1)	9.1	$1,559.9	5.0%	1,247.9	4.0
Risk-based capital:
Tier 1	2,823.5	(1)	11.1	1,521.4	6.0	1,014.3	4.0
Total	3,133.3	(2)	12.4	2,535.7	10.0	2,028.5	8.0

(1)	Represents the Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax net unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in accumulated other comprehensive loss relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 14 – Earnings Per Common Share

The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2014	2013	2012
Net income	$251.7	$232.4	$245.3
Dividends and undistributed earnings allocated to participating securities	(1.2)	(1.2)	(1.2)

Income attributable to common shareholders	$250.5	$231.2	$244.1

Average common shares outstanding for basic EPS	298.2	311.9	338.3
Effect of dilutive equity-based awards	0.1	0.1	0.1

Average common and common-equivalent shares for diluted EPS	298.3	312.0	338.4

Basic EPS	$0.84	$0.74	$0.72

Diluted EPS	$0.84	$0.74	$0.72

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 17.7 million shares, 14.0 million shares and 11.7 million shares for the years ended December 31, 2014, 2013 and 2012, respectively, have been excluded from the calculation of diluted EPS.

NOTE 15 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement benefit plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2014, 2013 and 2012 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(138.8)	$43.2	$—	$(0.2)	$(95.8)
Current period other comprehensive income (loss)	(9.4)	9.6	—	(1.3)	(1.1)

Balance at December 31, 2012	(148.2)	52.8	—	(1.5)	(96.9)

Other comprehensive income (loss) before reclassifications	58.3	(99.3)	(23.3)	0.5	(63.8)
Amounts reclassified from AOCL (1)	4.9	—	—	0.7	5.6

Current period other comprehensive income (loss)	63.2	(99.3)	(23.3)	1.2	(58.2)

Balance at December 31, 2013	(85.0)	(46.5)	(23.3)	(0.3)	(155.1)

Other comprehensive income (loss) before reclassifications	(62.6)	44.6	—	(0.6)	(18.6)
Amounts reclassified from AOCL (1)	4.7	(1.8)	1.8	0.8	5.5

Current period other comprehensive income (loss)	(57.9)	42.8	1.8	0.2	(13.1)

Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(8.4)	$(8.8)	(1)
Prior service credit	1.0	1.1	(1)

	(7.4)	(7.7)	Income before income tax expense
	2.7	2.8	Income tax expense

	(4.7)	(4.9)	Net income

Reclassification adjustment for net realized gains on securities available for sale	3.0	—	Income before income tax expense (2)
	(1.2)	—	Income tax expense

	1.8	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(3.0)	—	Income before income tax expense (3)
	1.2	—	Income tax expense

	(1.8)	—	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(1.4)	(1.3)	(4)
Interest rate locks	0.1	0.1	(4)

	(1.3)	(1.2)	Income before income tax expense
	0.5	0.5	Income tax expense

	(0.8)	(0.7)	Net income

Total reclassifications for the period	$(5.5)	$(5.6)

(1)	Included in the computation of net periodic benefit cost reflected in compensation and benefits expense (see Note 16 for additional details).
(2)	Included in non-interest income.
(3)	Included in interest and dividend income – securities.
(4)	Included in interest expense - notes and debentures.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2014	2013	2012
Net actuarial loss and other amounts related to pension and other postretirement benefit plans	$83.2	$50.0	$86.5
Net unrealized loss (gain) on securities available for sale	2.2	27.3	(30.8)
Net unrealized loss on securities transferred to held to maturity	12.5	13.7	—
Net unrealized loss on derivatives accounted for as cash flow hedges	—	0.2	0.9

Total deferred income taxes	$97.9	$91.2	$56.6

The following is a summary of the components of People’s United’s total other comprehensive loss:

	Pre-Tax		After-Tax
Year ended December 31, 2014 (in millions)	Amount	Tax Effect	Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(98.5)	$35.9	$(62.6)
Reclassification adjustment for net actuarial loss included in net income	8.4	(3.1)	5.3

Net actuarial loss	(90.1)	32.8	(57.3)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Net actuarial loss and prior service credit	(91.1)	33.2	(57.9)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	70.9	(26.3)	44.6
Reclassification adjustment for net realized gains included in net income	(3.0)	1.2	(1.8)

Net unrealized gains	67.9	(25.1)	42.8

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.0	(1.2)	1.8

Net unrealized gains	3.0	(1.2)	1.8

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.9)	0.3	(0.6)
Reclassification adjustment for net realized losses included in net income	1.3	(0.5)	0.8

Net unrealized gains	0.4	(0.2)	0.2

Total other comprehensive loss	$(19.8)	$6.7	$(13.1)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pre-Tax		After-Tax
Year ended December 31, 2013 (in millions)	Amount	Tax Effect	Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial gain arising during the year	$92.0	$(33.7)	$58.3
Reclassification adjustment for net actuarial loss included in net income	8.8	(3.2)	5.6

Net actuarial gain	100.8	(36.9)	63.9

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.1)	0.4	(0.7)

Net actuarial gain and prior service credit	99.7	(36.5)	63.2

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	(194.4)	58.1	(136.3)
Unrealized holding losses on securities transferred during the year	37.0	—	37.0

Net unrealized losses	(157.4)	58.1	(99.3)

Net unrealized gains and losses on securities transferred to held to maturity:
Unrealized holding losses on securities transferred during the year	(37.0)	13.7	(23.3)

Net unrealized losses	(37.0)	13.7	(23.3)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	0.7	(0.2)	0.5
Reclassification adjustment for net realized losses included in net income	1.2	(0.5)	0.7

Net unrealized gains	1.9	(0.7)	1.2

Total other comprehensive loss	$(92.8)	$34.6	$(58.2)

	Pre-Tax		After-Tax
Year ended December 31, 2012 (in millions)	Amount	Tax Effect	Amount
Net actuarial gain or loss on pension plans and other postretirement benefits:
Net actuarial loss arising during the year	$(22.5)	$8.9	$(13.6)
Reclassification adjustment for net actuarial loss included in net income	7.6	(3.0)	4.6

Net actuarial loss	(14.9)	5.9	(9.0)

Prior service credit on pension plans and other postretirement benefits:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Transition obligation on other postretirement benefits:
Reclassification adjustment for transition obligation on other postretirement benefits included in net income	0.3	(0.1)	0.2

Net actuarial loss, prior service credit and transition obligation	(15.6)	6.2	(9.4)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	15.1	(5.5)	9.6

Net unrealized gains	15.1	(5.5)	9.6

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(3.1)	1.1	(2.0)
Reclassification adjustment for net realized losses included in net income	1.0	(0.3)	0.7

Net unrealized losses	(2.1)	0.8	(1.3)

Total other comprehensive loss	$(2.6)	$1.5	$(1.1)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – Employee Benefit Plans

People’s United Employee Pension and Other Postretirement Benefits Plans

People’s United maintains a qualified noncontributory defined benefit pension plan (the “Qualified Plan”) that covers substantially all full-time and part-time employees who (i) meet certain age and length of service requirements and (ii) were employed by the Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average.

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

People’s United also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers (the “Supplemental Plans”) and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (“the other postretirement benefits plan”). People’s United accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefit.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets of the Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the other postretirement benefits plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2014	2013	2014	2013
Benefit obligations: (1)
Beginning of year	$385.6	$431.2	$10.3	$12.0
Service cost	—	—	0.1	0.2
Interest cost	19.3	17.9	0.5	0.5
Actuarial loss (gain)	81.6	(48.1)	4.8	(1.4)
Benefits paid	(15.4)	(14.5)	(1.1)	(1.0)
Settlements	(4.7)	(0.9)	—	—

End of year	466.4	385.6	14.6	10.3

Fair value of plan assets:
Beginning of year	387.7	334.9	—	—
Actual return on assets	23.9	64.7	—	—
Employer contributions	6.9	3.5	1.1	1.0
Benefits paid	(15.4)	(14.5)	(1.1)	(1.0)
Settlements	(4.7)	(0.9)	—	—

End of year	398.4	387.7	—	—

Funded status at end of year	$(68.0)	$2.1	$(14.6)	$(10.3)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$—	$41.5	$—	$—
Other liabilities	(68.0)	(39.4)	(14.6)	(10.3)

Funded status at end of year	$(68.0)	$2.1	$(14.6)	$(10.3)

(1)	Represents projected benefit obligations for the Pension Plans and accumulated benefit obligations for the other postretirement benefits plan.

Plan assets for the Qualified Plan of $398.4 million as of December 31, 2014 were exceeded by both the related accumulated benefit obligation and projected benefit obligation ($425.9 million each) at that date. Although the Supplemental Plans hold no assets, People’s United has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $29.8 million as of December 31, 2014 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by both the related accumulated benefit obligation and projected benefit obligation ($40.5 million each) at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Benefits
As of December 31 (in millions)	2014	2013
Accumulated benefit obligations:
Qualified Plan	$425.9	$346.2
Supplemental Plans	40.5	39.4

Total	$466.4	$385.6

Projected benefit obligations:
Qualified Plan	$425.9	$346.2
Supplemental Plans	40.5	39.4

Total	$466.4	$385.6

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive loss are as follows:

	Pension Benefits			Other Postretirement Benefits
Years ended December 31 (in millions)	2014	2013	2012	2014	2013	2012
Net periodic benefit (income) expense:
Service cost	$—	$—	$—	$0.1	$0.2	$0.2
Interest cost	19.3	17.9	17.6	0.5	0.5	0.5
Expected return on plan assets	(28.5)	(26.6)	(26.3)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	—	0.3
Recognized net actuarial loss	4.0	6.0	4.5	—	—	—
Recognized prior service credit	—	—	—	(0.2)	(0.2)	(0.2)
Settlements (1)	2.0	0.4	1.0	—	—	—

Net periodic benefit (income) expense	(3.2)	(2.3)	(3.2)	0.4	0.5	0.8

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	80.1	(92.6)	14.0	4.8	(1.3)	0.2
Transition obligation	—	—	—	—	—	(0.3)
Prior service credit	—	—	—	0.2	0.2	0.2

Total pre-tax changes recognized in other comprehensive loss	80.1	(92.6)	14.0	5.0	(1.1)	0.1

Total recognized in net periodic benefit (income) expense and other comprehensive loss	$76.9	$(94.9)	$10.8	$5.4	$(0.6)	$0.9

(1)	Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. The amount recognized represents a pro-rata portion of the aggregate gain or loss recorded in accumulated other comprehensive loss.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
As of December 31 (in millions)	2014	2013	2014	2013
Net actuarial loss	$203.5	$123.4	$5.1	$0.3
Prior service credit	—	—	(0.2)	(0.4)

Total pre-tax amounts included in AOCL	$203.5	$123.4	$4.9	$(0.1)

The Company uses a corridor approach in the valuation of its defined benefit pension plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants which, for the Qualified Plan, was approximately 30 years as of December 31, 2014. In 2015, approximately $6.0 million in net actuarial losses is expected to be recognized as a component of net periodic benefit cost for the Pension Plans and approximately $0.3 million in net actuarial losses and $(0.2) million prior service credit are expected to be recognized as components of net periodic benefit cost for the other postretirement benefits plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.20%	5.10%	4.25%	4.20%	5.10%	4.25%
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.10%	4.25%	4.60%	5.10%	4.25%	4.60%
Expected return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	7.05%	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

n/a – not applicable

(1)	Changes in the net periodic benefit cost and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In developing an expected long-term rate of return on asset assumption for the Qualified Plan for purposes of determining 2014 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 8.00%, which was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid. The discount rate reflects the then current rates available on long-term high-quality fixed-income debt instruments, and is reset annually on the measurement date. To determine the discount rate, People’s United reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments.

In 2015, approximately $5.3 million in net periodic benefit income is expected to be recognized related to the Qualified Plan. This amount was determined using the following assumptions: (i) an expected long-term rate of return of 7.50%; (ii) a discount rate of 4.20%; and (iii) new mortality tables issued by the Society of Actuaries in October 2014 that reflect increasing life expectancies. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries. Adoption of the new mortality tables resulted in an increase in the related benefit obligation of approximately $31 million.

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2015, People’s United expects to make a voluntary employer contribution of approximately $40 million to the Qualified Plan in recognition of the noted improvements in mortality and lower discount rates. Employer contributions for the Supplemental Plans and the other postretirement benefits plan in 2015 are expected to total $3.8 million, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the Pension Plans as of December 31, 2014 are: $17.1 million in 2015; $17.3 million in 2016; $21.0 million in 2017; $21.1 million in 2018; $20.8 million in 2019; and an aggregate of $117.1 million in 2020 through 2024. Expected future net benefit payments for the other postretirement benefits plan as of December 31, 2014 are: $0.9 million in each of the years 2015 through 2019; and an aggregate of $4.0 million in 2020 through 2024.

The investment strategy of the Qualified Plan is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy that contains the following asset allocation guidelines:

	Asset Class
	Policy Target%	Policy Range%
Cash equivalents	5	0 - 20
Equity securities	65	50 - 75
Fixed income securities	30	20 - 50

Equity securities are required to be diversified among industries and economic sectors and may include convertible securities. Limitations have been established on the overall allocation to any individual security representing more than 3% of the market value of total plan assets. A limit of 50% of equity holdings may be invested in international equities. Short sales, margin purchases and similar speculative transactions are prohibited.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fixed income securities are oriented toward risk-averse, investment-grade securities rated “A” or higher. A limit of up to 30% of the fixed income holdings may be purchased and held indirectly in issues rated below “Baa” by Moody’s or “BBB” by Standard & Poor’s, if the higher investment risk is compensated for by the prospect of a positive incremental investment return. With the exception of U.S. government securities, in which the Qualified Plan may invest the entire fixed income allocation, fixed income securities require diversification among individual securities and sectors. Limitations have been established on the overall investment in securities of a single issuer to no more than 2.5% of the market value of total plan assets. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

The following table summarizes the percentages of fair value for each major category of Qualified Plan assets as of the respective measurement dates:

	Plan Assets
As of December 31	2014	2013
Equity securities	72%	73%
Cash and fixed income securities	28	27

Total	100%	100%

The following tables present Qualified Plan assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.3	$—	$—	$6.3
Equity securities:
Corporate	221.4	—	—	221.4
Mutual funds	—	64.0	—	64.0
Fixed income securities:
Corporate	—	66.7	—	66.7
Mutual funds	—	23.5	—	23.5
Municipals	—	10.9	—	10.9
Other	—	5.6	—	5.6

Total	$227.7	$170.7	$—	$398.4

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.8	$—	$—	$4.8
Equity securities:
Corporate	216.3	—	—	216.3
Mutual funds	—	65.9	—	65.9
Fixed income securities:
Corporate	—	60.1	—	60.1
Mutual funds	—	23.2	—	23.2
Municipals	—	9.5	—	9.5
U.S. agency	—	2.9	—	2.9
Other	—	5.0	—	5.0

Total	$221.1	$166.6	$—	$387.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United continues to maintain a qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. Interest continues to be credited on undistributed balances at a crediting rate specified by the Chittenden Plan. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the Qualified Plan.

At December 31, 2014, the fair value of plan assets totaled $41.5 million (invested in cash and cash equivalents, equity securities and fixed income securities) and the projected benefit obligation totaled $48.9 million, resulting in an unfunded status of $7.4 million, which has been recognized as a liability in the Consolidated Statements of Condition. The liability recognized for the Chittenden Plan’s unfunded status was $1.2 million at December 31, 2013. A discount rate of 4.0% was used in determining the projected benefit obligation at December 31, 2014. Pre-tax net actuarial losses totaling $20.5 million ($12.9 million net of tax) and pre-tax prior service credits totaling $2.8 million ($1.8 million net of tax) were included in AOCL at December 31, 2014.

Net periodic benefit (income) expense for the Chittenden Plan totaled $(0.2) million, $(0.1) million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in net periodic benefit (income) expense in each year were partial settlement charges totaling $1.2 million, $1.0 million and $1.0 million, respectively, as a result of lump-sum benefit payments in each year in excess of the sum of the plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in accumulated other comprehensive income.

The weighted average assumptions used to determine 2014, 2013 and 2012 net periodic benefit (income) expense were (i) discount rates of 4.90%, 4.00% and 4.50%, respectively, and (ii) an expected long-term rate of return on plan assets of 8.00%, 8.00% and 4.25%, respectively. The higher long-term rate of return beginning in 2013 reflects a change in investment allocation to include more equity securities. In 2015, approximately $0.3 million in net periodic benefit income (consisting of expected return on plan assets, interest cost and amortization of prior service credit and net actuarial loss) is expected to be recognized.

In 2015, a voluntary employer contribution of approximately $10 million is expected to be made for the Chittenden Plan in recognition of the noted improvements in mortality and lower discount rates. Expected future net benefit payments as of December 31, 2014 are: $2.5 million in 2015; $2.8 million in 2016; $2.5 million in 2017; $2.8 million in 2018; $2.7 million in 2019; and an aggregate of $16.0 million in 2020 through 2024.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.3 million in 2014, $5.4 million in 2013 and $5.6 million in 2012. At December 31, 2014, the loan balance totaled $192.1 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,787,620 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2014, 7,665,955 shares of People’s United common stock, with a fair value of $116.4 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $5.1 million, $4.9 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Savings Plans

People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $7.3 million as of December 31, 2014 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related benefit obligation of $19.9 million at that date. Expense recognized for these employee savings plans totaled $20.1 million, $20.0 million and $20.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United’s 2014 Plan and the predecessor 2008 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United; and (iii) stock appreciation rights, restricted stock and performance units. A total of 34,000,000 shares of People’s United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, and by 5.32 shares for every share that is subject to an award other than an option or stock appreciation right. At December 31, 2014, a total of 32,656,254 reserved shares remain available for future awards.

Non-statutory stock options have been granted under the Incentive Plans at exercise prices equal to the fair value of People’s United common stock at the grant dates. Option expiration dates are fixed at the grant date, with a maximum term of ten years. Prior to 2013, options granted under the Incentive Plans generally vested 50% after two years, 75% after three years and 100% after four years. Beginning in 2013, options granted under the Incentive Plans vest 33% after one year, 66% after two years and 100% after three years. All options become fully exercisable in the event of a change of control, as defined in the Incentive Plans.

People’s United has also granted restricted stock awards under the Incentive Plans. Employees become fully vested in these shares generally after a three- or four-year period, with requisite service conditions and no performance-based conditions to such vesting. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plans. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares. The fair value of all restricted stock awards is measured at the grant date based on quoted market prices.

Following shareholder approval of the 2014 Plan in the second quarter of 2014, no new awards may be granted under the 2008 Long-Term Incentive Plan, the 2007 Stock Option Plan (the “SOP”) or the RRP (together the “Prior Plans”). All awards granted under the Prior Plans and the 1998 Long-Term Incentive Plan that were unvested (in the case of stock options and restricted stock awards) or unexercised (in the case of stock options) as of the date of shareholder approval of the 2014 Plan continue to be governed by the terms of the plan under which such awards were granted and the applicable grant agreements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recognition and Retention Plan and Stock Option Plan

The RRP and SOP (together the “2007 Plans”) provided for awards to directors, officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United; and (iii) restricted stock. Shares of People’s United common stock were purchased in the open market in October 2007 by a trustee with funds provided by People’s United for the maximum number of shares available to be awarded in the form of restricted stock.

Non-statutory stock options were granted under the SOP at exercise prices equal to the fair value of People’s United’s common stock at the grant date based on quoted market prices. The fair value of all restricted stock awarded under the RRP was measured at the grant date based on quoted market prices. Prior to 2014, most restricted stock awards and stock options granted under the 2007 Plans were scheduled to vest in 20% annual increments over a five-year period with requisite service conditions and no performance-based conditions to such vesting. Awards made under the 2007 Plans in 2014 are scheduled to vest in one-third annual increments over a three-year period with requisite service conditions and no performance-based conditions to such vesting. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares.

Stock Options Granted

People’s United granted a total of 562,355 stock options in 2014, 3,164,607 stock options in 2013 and 1,409,151 stock options in 2012 under the Incentive Plans and 4,391,269 stock options under the SOP in 2014. The estimated weighted-average grant-date fair value of all stock options granted in 2014, 2013 and 2012 was $1.51 per option, $2.23 per option and $2.18 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.7% in 2014, 5.0% in 2013 and 5.1% in 2012; expected volatility rate of 22% in 2014 and 33% in both 2013 and 2012; risk-free interest rate of 1.6% in 2014, 0.9% in 2013 and 1.2% in 2012; and expected option life of approximately 5 years in both 2014 and 2013 and 6 years in 2012. No stock options were granted under the SOP in 2013 or 2012.

In arriving at the grant date fair value of stock options using the Black-Scholes option-pricing model, expected volatilities were based on the historical volatilities of People’s United traded common stock. The expected term of stock options represents the period of time that options granted are expected to be outstanding. People’s United used historical data to estimate voluntary suboptimal (early) exercises by continuing employees, and estimates of post-vest option exercise or forfeiture by terminated employees. Suboptimal exercise data and employee termination estimates are incorporated into Monte Carlo simulations of People’s United common stock prices to calculate the expected term. The risk-free interest rate approximated the U.S. Treasury rate curve matched to the expected option term at the time of the grant.

Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.4 million, $4.3 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $7.6 million at December 31, 2014, and is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total intrinsic value of stock options exercised was $1.1 million, $1.3 million and $0.3 million in the years ended December 31, 2014, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2011	11,513,125	$16.37
Granted	1,409,151	12.62
Forfeited	(709,816)	16.84
Exercised	(55,654)	6.90

Options outstanding at December 31, 2012	12,156,806	15.95
Granted	3,164,607	13.01
Forfeited	(840,292)	15.54
Exercised	(264,047)	9.73

Options outstanding at December 31, 2013	14,217,074	15.43
Granted	4,953,624	13.94
Forfeited	(896,003)	15.13
Exercised	(476,290)	12.48

Options outstanding at December 31, 2014	17,798,405	$15.11	5.7	$17.9

Options exercisable at December 31, 2014	10,556,742	$16.14	3.7	$6.5

(1)	Reflects only those stock options with intrinsic value at December 31, 2014.

Additional information concerning options outstanding and options exercisable at December 31, 2014 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$11.52 - $13.05	4,280,046	7.1	$12.78	2,107,323	$12.70
13.42 - 15.80	7,357,608	7.5	14.23	2,288,668	14.91
16.07 - 17.76	2,342,475	3.3	16.95	2,342,475	16.95
18.10 - 21.63	3,818,276	2.4	18.28	3,818,276	18.28

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2011	1,837,040	$15.06
Granted	640,254	12.57
Forfeited	(88,319)	13.89
Vested	(807,554)	16.31

Unvested restricted shares outstanding at December 31, 2012	1,581,421	13.48
Granted	617,796	13.15
Forfeited	(44,046)	12.85
Vested	(621,956)	14.08

Unvested restricted shares outstanding at December 31, 2013	1,533,215	13.12
Granted	660,617	14.01
Forfeited	(95,700)	13.53
Vested	(730,600)	13.22

Unvested restricted shares outstanding at December 31, 2014	1,367,532	$13.47

Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $8.7 million, $8.8 million and $11.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.2% per year over the vesting period, totaled $10.9 million at December 31, 2014, and is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $10.3 million, $9.4 million and $10.1 million, respectively.

During 2014, 2013 and 2012, employees of People’s United tendered a total of 229,635 shares, 205,943 shares and 198,431 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $2.2 million and $2.3 million, respectively.

Directors’ Equity Compensation Plan

The People’s United Financial, Inc. Directors’ Equity Compensation Plan (the “Directors’ Plan”) provides for an annual award of shares of People’s United common stock with a fair value of approximately $95,000 to each non-employee director immediately following each annual meeting of shareholders. Shares of People’s United common stock issued pursuant to the Directors’ Plan are subject to a one-year vesting period, with no post-vesting transfer restrictions. A total of 1,192,500 shares of People’s United common stock are reserved for issuance under the Directors’ Plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2014, 2013 and 2012, directors were granted a total of 57,330 shares, 58,896 shares and 59,352 shares, respectively, of People’s United common stock with grant date fair values of $14.63 per share, $12.76 per share and $12.68 per share, respectively, at those dates. Expense totaling $0.8 million was recognized for each of the years ended December 31, 2014, 2013 and 2012 for the Directors’ Plan. At December 31, 2014, a total of 313,761 shares remain available for issuance.

NOTE 18 – Fair Value Measurements

Described below are the valuation methodologies used by People’s United and the resulting fair values for those financial instruments measured at fair value on both a recurring and a non-recurring basis, as well as for those financial assets and financial liabilities not measured at fair value but for which fair value is disclosed.

Recurring Fair Value Measurements

Trading Account Securities and Securities Available For Sale

When available, People’s United uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, and GSE residential mortgage-backed securities and CMOs, all of which are included in Level 2.

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2014 and 2013, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Assets

As discussed in Note 16, certain unfunded, nonqualified supplemental benefit plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

Derivatives

People’s United values its derivatives using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, risk participation agreements, forward commitments to sell residential mortgage loans and interest rate-lock commitments on residential mortgage loans.

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	56.8	—	—	56.8
GSE residential mortgage-backed securities and CMOs	—	3,936.7	—	3,936.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.3	—	—	30.3
Fixed income securities	—	6.0	—	6.0
Mutual funds	0.8	—	—	0.8
Interest rate swaps	—	131.1	—	131.1
Foreign exchange contracts	—	0.8	—	0.8
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$96.2	$4,075.3	$—	$4,171.5

Financial liabilities:
Interest rate swaps	$—	$95.8	$—	$95.8
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7

Total	$—	$97.0	$—	$97.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	48.9	—	—	48.9
GSE residential mortgage-backed securities and CMOs	—	4,096.4	—	4,096.4
Corporate	—	60.2	—	60.2
Other	—	2.5	—	2.5
Equity securities	—	0.2	—	0.2
Other assets:
U.S. Treasury	30.7	—	—	30.7
Fixed income securities	—	9.2	—	9.2
Equity mutual funds	—	0.3	—	0.3
Interest rate swaps	—	91.8	—	91.8
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$87.9	$4,260.7	$—	$4,348.6

Financial liabilities:
Interest rate swaps	$—	$76.7	$—	$76.7
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$77.0	$—	$77.0

As of December 31, 2014 and 2013, the fair value of risk participation agreements totaled less than $0.1 million (see Note 20).

There were no transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2014 and 2013. In December 2013, state and municipal securities, previously classified as available for sale, measured at fair value on a recurring basis and included in Level 2, were transferred to held to maturity.

Non-Recurring Fair Value Measurements

Loans Held for Sale

Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used, and such loans are included in Level 3.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Impaired Loans

Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: the present value of expected future cash flows discounted at the loan’s original effective interest rate; the loan’s observable market price; or the fair value of the collateral (less estimated cost to sell) if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis. People’s United has estimated the fair values of these assets using Level 3 inputs, such as discounted cash flows based on inputs that are largely unobservable and, instead, reflect management’s own estimates of the assumptions a market participant would use in pricing such loans and/or the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. Such appraisals are based on the market and/or income approach to value and are subject to a discount (to reflect estimated cost to sell) that generally approximates 10%.

REO and Repossessed Assets

REO and repossessed assets are recorded at the lower of cost or fair value, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. People’s United has estimated the fair values of these assets using Level 3 inputs, such as independent third-party appraisals and price opinions. Such appraisals are based on the market and/or income approach to value and are subject to a discount (to reflect estimated cost to sell) that generally approximates 10%. Assets that are acquired through loan default are recorded as held for sale initially at the lower of the recorded investment in the loan or fair value (less estimated selling costs) upon the date of foreclosure/repossession. Subsequent to foreclosure/repossession, valuations are updated periodically and the carrying amounts of these assets may be reduced further.

The following tables summarize People’s United’s assets measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.2	$—	$34.2
Impaired loans (2)	—	—	66.5	66.5
REO and repossessed assets (3)	—	—	27.1	27.1

Total	$—	$34.2	$93.6	$127.8

	Fair Value Measurements Using
As of December 31, 2013 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$23.3	$—	$23.3
Impaired loans (2)	—	—	80.0	80.0
REO and repossessed assets (3)	—	—	31.2	31.2

Total	$—	$23.3	$111.2	$134.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2014 and 2013.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $48.7 million of Commercial loans and $17.8 million of Retail loans at December 31, 2014. The provision for loan losses on impaired loans totaled $10.9 million and $14.0 million for the years ended December 31, 2014 and 2013, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(3)	Represents: (i) $13.6 million of residential REO; (ii) $11.0 million of commercial REO; and (iii) $2.5 million of repossessed assets at December 31, 2014. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $1.2 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $5.1 million and $5.9 million for the same periods.

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

The following is a description of the principal valuation methods used by People’s United for those financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

Cash, Short-Term Investments and Securities Purchased Under Agreements to Resell

Cash and due from banks are classified as Level 1. Short-term investments and securities purchased under agreements to resell have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and IRR. As such, these fair values are classified as Level 2.

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

Deposit Liabilities

The fair values of time deposits represent contractual cash flows discounted at current rates determined by reference to observable inputs including a LIBOR/swap curve over the remaining period to maturity. As such, these fair values are classified as Level 2. The fair values of other deposit liabilities (those with no stated maturity, such as checking and savings accounts) are equal to the carrying amounts payable on demand. Deposit fair values do not include the intangible value of core deposit relationships that comprise a significant portion of People’s United’s deposit base. Management believes that People’s United’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the deposit balances.

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

Lending-Related Financial Instruments

The estimated fair values of People’s United’s lending-related financial instruments approximate the respective carrying amounts. Such instruments include commitments to extend credit, unadvanced lines of credit and letters of credit, for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2014 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$345.1	$345.1	$—	$—	$345.1
Short-term investments	668.6	—	668.6	—	668.6
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Securities held to maturity	834.3	—	880.1	1.5	881.6
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	26,327.2	—	4,798.5	21,508.8	26,307.3
Financial liabilities:
Time deposits	5,230.7	—	5,262.6	—	5,262.6
Other deposits	20,907.5	—	20,907.5	—	20,907.5
FHLB advances	2,291.7	—	2,298.5	—	2,298.5
Federal funds purchased	913.0	—	913.0	—	913.0
Customer repurchase agreements	486.0	—	486.0	—	486.0
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,033.5	—	1,040.8	—	1,040.8

(1)	Excludes impaired loans totaling $66.5 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2013 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$350.8	$350.8	$—	$—	$350.8
Short-term investments	123.6	—	123.6	—	123.6
Securities held to maturity	640.5	—	641.5	1.0	642.5
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	24,122.5	—	4,390.9	19,496.5	23,887.4
Financial liabilities:
Time deposits	4,382.9	—	4,434.9	—	4,434.9
Other deposits	18,174.4	—	18,174.4	—	18,174.4
FHLB advances	3,719.8	—	3,728.2	—	3,728.2
Federal funds purchased	825.0	—	825.0	—	825.0
Customer repurchase agreements	501.2	—	501.2	—	501.2
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Other borrowings	10.0	—	10.0	—	10.0
Notes and debentures	639.1	—	613.2	—	613.2

(1)	Excludes impaired loans totaling $80.0 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – Legal Proceedings and Lease Commitments

In the normal course of business, People’s United has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Legal Proceedings

Litigation Relating to the Smithtown Transaction

On February 25, 2010 and March 29, 2010, Smithtown and several of its officers and directors were named in lawsuits commenced in United States District Court, Eastern District of New York (Waterford Township Police & Fire Retirement v. Smithtown Bancorp, Inc., et al. and Yourgal v. Smithtown Bancorp, Inc. et al., respectively) on behalf of a putative class of all persons and entities who purchased Smithtown’s common stock between March 13, 2008 and February 1, 2010, alleging claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege, among other things, that Smithtown’s loan loss reserve, fair value of its assets, recognition of impaired assets and its internal and disclosure controls were materially false, misleading or incomplete. As a result of the merger of Smithtown with and into People’s United on November 30, 2010, People’s United has become the successor party to Smithtown in this matter.

Following extensive preliminary filings with the Court by both parties, an agreement in principle to settle this matter was reached on October 23, 2014, subject to completion of appropriate documentation and Court approval. On January 12, 2015, the plaintiffs filed a Motion for Preliminary Approval of the settlement with the Court. The amount of the agreed-upon settlement has been adequately reserved.

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

In addition, in the normal course of business, People’s United is also subject to various other legal proceedings. Management has discussed with legal counsel the nature of these other legal proceedings, as well as the pending actions described above. Based on the information currently available, advice of counsel, available insurance coverage and the recorded liability for probable legal settlements and costs, People’s United believes that the eventual outcome of these matters will not (individually or in the aggregate) have a material adverse effect on its financial condition, results of operations or liquidity.

Lease Commitments

At December 31, 2014, People’s United was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. The future minimum rental commitments under operating leases in excess of one year at December 31, 2014 were: $59.2 million in 2015; $56.6 million in 2016; $51.4 million in 2017; $45.9 million in 2018; $42.4 million in 2019; and an aggregate of $165.9 million in 2020 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $59.1 million, $58.1 million and $52.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 20 – Financial Instruments

In the normal course of business, People’s United is a party to both on-balance-sheet and off-balance-sheet financial instruments involving, to varying degrees, elements of credit risk and IRR in addition to the amounts recognized in the Consolidated Statements of Condition. The contractual amounts of off-balance-sheet instruments reflect the extent of People’s United’s involvement in particular classes of financial instruments.

A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2014	2013
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial	$3,337.2	$3,290.7
Consumer	2,455.9	2,334.7
Commercial real estate	880.1	994.2
Residential mortgage	111.8	100.7
Letters of credit:
Stand-by	148.3	153.1
Commercial	3.2	0.4
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	500.0	125.0
For commercial customers:
Customer	3,380.2	2,514.7
Institutional counterparties	3,380.2	2,514.7
Risk participation agreements	150.1	62.4
Foreign exchange contracts	49.6	10.3
Forward commitments to sell residential mortgage loans	35.3	31.3
Interest rate-lock commitments on residential mortgage loans	57.5	39.7

(1)	The contractual amounts of these financial instruments represent People’s United’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United’s maximum potential exposure to credit loss.

Lending-Related Financial Instruments

The contractual amounts of People’s United’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s United’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s United’s lending-related financial instruments is similar to the distribution of its loan portfolio, as described in Note 4.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United issues both stand-by and commercial letters of credit. Stand-by letters of credit are conditional commitments issued by People’s United to guarantee the performance of a customer to a third party. The letter of credit is generally extended for an average term of one year and is secured in a manner similar to existing extensions of credit. For each letter of credit issued, if the customer fails to perform under the terms of the agreement, People’s United would have to fulfill the terms of the letter of credit. The credit risk involved in issuing stand-by letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit at December 31, 2014 and 2013 was $2.5 million and $2.9 million, respectively, and is included in other liabilities in the Consolidated Statements of Condition.

Derivative Financial Instruments and Hedging Activities

People’s United uses derivative financial instruments as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

By using derivatives, People’s United is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 1), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United’s derivatives include major financial institutions and exchanges that undergo comprehensive and periodic internal credit analysis as well as maintain investment grade credit ratings from the major credit rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2014 was $7.0 million, for which People’s United had posted collateral of $6.2 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.8 million in additional collateral would have been required.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following sections further discuss each class of derivative financial instrument used by People’s United, including management’s principal objectives and risk management strategies.

Interest Rate Swaps

People’s United may, from time to time, enter into interest rate swaps that are used to manage IRR associated with certain interest-earning assets and interest-bearing liabilities.

People’s United has entered into a pay fixed/receive floating interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). These notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three-month LIBOR plus 68.5 basis points. People’s United has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating-rate interest amounts received under the swap are calculated using the same floating-rate paid on these notes. The swap effectively converts the variable-rate subordinated notes to a fixed-rate liability and consequently reduces People’s United’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge.

The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the Bank’s $400 million subordinated notes (see Note 10) due to changes in interest rates. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on a notional amount of $375 million. The fixed-rate interest payments received on the swap will essentially offset the fixed-rate interest payments made on these notes, notwithstanding the notional difference between these notes and the swap. The floating-rate interest amounts paid under the swap are calculated based on three-month LIBOR plus 126.5 basis points. The swap effectively converts the fixed-rate subordinated notes to a floating-rate liability. This swap is accounted for as a fair value hedge.

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2014 that is expected to be recognized over the next 12 months totals approximately $0.1 million.

Foreign Exchange Contracts

Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. People’s United uses these instruments on a limited basis to (i) eliminate its exposure to fluctuations in currency exchange rates on certain of its commercial loans that are denominated in foreign currencies and (ii) provide foreign exchange contracts on behalf of commercial customers within credit exposure limits. Gains and losses on foreign exchange contracts substantially offset the translation gains and losses on the related loans. Since 2010, People’s United no longer designates foreign exchange contracts as hedging instruments.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Risk Participation Agreements

People’s United enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances in which People’s United has assumed credit risk, it is not a party to the derivative contract and has entered into the risk participation agreement because it is also a party to the related loan agreement with the borrower. In those instances in which People’s United has sold credit risk, it is a party to the derivative contract and has entered into the risk participation agreement because it sold a portion of the related loan. People’s United manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on its normal credit review process. The notional amounts of the risk participation agreements reflect People’s United’s pro-rata share of the derivative contracts, consistent with its share of the related loans.

Customer Derivatives

People’s United enters into interest rate swaps with certain of its commercial customers. In order to minimize its risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with People’s United’s institutional counterparties (pay fixed/receive floating swaps). Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such swaps are recognized in current earnings.

Forward Commitments to Sell Residential Mortgage Loans and Related Interest Rate-Lock Commitments

People’s United enters into forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (all to be sold servicing released) in order to reduce the market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, People’s United delivers originated loans at prices or yields specified by the contract. The risks associated with such contracts arise from the possible inability of counterparties to meet the contract terms or People’s United’s inability to originate the necessary loans. Gains and losses realized on the forward contracts are reported in the Consolidated Statements of Income as a component of the net gains on sales of residential mortgage loans. In the normal course of business, People’s United will commit to an interest rate on a mortgage loan application at the time of application, or anytime thereafter. The risks associated with these interest rate-lock commitments arise if market interest rates change prior to the closing of these loans. Both forward sales commitments and interest rate-lock commitments made to borrowers on held-for-sale loans are accounted for as derivatives, with changes in fair value recognized in current earnings.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2014	2013	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$3,380.2	$2,514.7	$104.2	$32.8	$8.3	$47.3
Institutional counterparties	N/A	3,380.2	2,514.7	11.8	59.0	86.5	27.9
Risk participation agreements (2)	N/A	150.1	62.4	—	—	—	—
Foreign exchange contracts	N/A	49.6	10.3	0.8	—	0.5	0.1
Forward commitments to sell residential mortgage loans	N/A	35.3	31.3	0.5	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	57.5	39.7	—	—	0.7	0.2

Total				117.3	91.9	96.0	75.5

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.0	1.5
Subordinated notes	Fair value	375.0	—	15.1	—	—	—

Total				15.1	—	1.0	1.5

Total derivatives				$132.4	$91.9	$97.0	$77.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2014	2013	2012	2014	2013	2012
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$165.4	$(54.2)	$36.1	$—	$—	$—
Institutional counterparties	N/A	(156.9)	64.7	(32.8)	—	—	—
Foreign exchange contracts	N/A	0.4	0.1	(0.3)	—	—	—
Risk participation agreements	N/A	0.1	0.2	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	0.4	(2.9)	2.1	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.5)	3.5	(2.1)	—	—	—

Total		8.9	11.4	3.0	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.4)	(1.3)	(1.0)	(0.9)	0.7	(4.0)
Interest rate locks	Cash flow	0.1	0.1	—	—	—	0.9
Interest rate swaps	Fair value	5.2	—	—	—	—	—

Total		3.9	(1.2)	(1.0)	(0.9)	0.7	(3.1)

Total derivatives		$12.8	$10.2	$2.0	$(0.9)	$0.7	$(3.1)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

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

As of December 31, 2014 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$26.9	$—	$26.9
Securities purchased under agreements to resell	100.0	—	100.0
Foreign exchange contracts	0.8	—	0.8

Total	$127.7	$—	$127.7

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$87.5	$—	$87.5
Repurchase agreements (1)	1.0	—	1.0
Foreign exchange contracts	0.5	—	0.5

Total	$89.0	$—	$89.0

(1)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Gross Amounts Not Offset
As of December 31, 2014 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.7	$(2.7)	$—	$—
Counterparty B	1.5	(1.5)	—	—
Counterparty C	2.5	(2.5)	—	—
Counterparty D	3.2	(0.4)	(2.8)	—
Counterparty E	15.7	(15.7)	—	—
Other counterparties	1.3	(1.3)	—	—
Securities purchased under agreements to resell	100.0	—	(100.0)	—
Foreign exchange contracts	0.8	—	—	0.8

Total	$127.7	$(24.1)	$(102.8)	$0.8

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.8	$(2.7)	$(9.1)	$—
Counterparty B	11.8	(1.5)	(10.3)	—
Counterparty C	4.5	(2.5)	(1.9)	0.1
Counterparty D	0.4	(0.4)	—	—
Counterparty E	47.8	(15.7)	(32.1)	—
Other counterparties	11.2	(1.3)	(8.9)	1.0
Repurchase agreements	1.0	—	(1.0)	—
Foreign exchange contracts	0.5	—	—	0.5

Total	$89.0	$(24.1)	$(63.3)	$1.6

As of December 31, 2013 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Financial assets:
Interest rate swaps:
Institutional counterparties	$59.0	$—	$59.0

Total	$59.0	$—	$59.0

Financial liabilities:
Interest rate swaps:
Institutional counterparties	$29.4	$—	$29.4
Repurchase agreements (1)	1.0	—	1.0
Foreign exchange contracts	0.1	—	0.1

Total	$30.5	$—	$30.5

(1)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Gross Amounts Not Offset
As of December 31, 2013 (in millions)	Net Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$7.6	$(7.6)	$—	$—
Counterparty B	8.4	(8.2)	—	0.2
Counterparty C	13.3	(2.4)	(10.0)	0.9
Counterparty D	14.1	—	(14.1)	—
Counterparty E	9.5	(1.8)	—	7.7
Other counterparties	6.1	(2.8)	(1.9)	1.4

Total	$59.0	$(22.8)	$(26.0)	$10.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.4	$(7.6)	$(3.8)	$—
Counterparty B	8.2	(8.2)	—	—
Counterparty C	2.4	(2.4)	—	—
Counterparty D	—	—	—	—
Counterparty E	1.8	(1.8)	—	—
Other counterparties	5.6	(2.8)	(2.8)	—
Repurchase agreements	1.0	—	(1.0)	—
Foreign exchange contracts	0.1	—	—	0.1

Total	$30.5	$(22.8)	$(7.6)	$0.1

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

People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits, wholesale borrowings and the funding center.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the Company’s insurance business and certain trust activities being allocated to the Commercial Banking segment, while the Company’s brokerage business and certain other trust activities are allocated to the Retail Banking segment.

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

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

People’s United’s segment disclosure is based on an internal profitability reporting system, which generates information by operating segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which can be subjective in nature, are continually being reviewed and refined. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole.

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. Under this process, the funding center buys funds from liability-generating business lines, such as consumer deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United’s Treasury group and is based on the wholesale cost to People’s United of assets and liabilities with similar maturities. Liability-generating businesses sell newly originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing interest rate risk to the Treasury group. This process results in a difference between total net interest income for the operating segments and the amounts reported in the Consolidated Statements of Income; this difference is reflected in the funding center as part of Treasury.

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

People’s United allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets and average total liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: the gain on the merchant services joint venture totaling $20.6 million for the year ended December 31, 2014 (included in total non-interest income); and one-time charges (included in total non-interest expense) totaling $9.5 million, $12.7 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2014 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$498.4	$425.5	$923.9	$10.8	$(22.8)	$911.9
Provision for loan losses	46.0	18.5	64.5	—	(23.9)	40.6
Total non-interest income	140.2	168.7	308.9	12.3	29.6	350.8
Total non-interest expense	264.6	539.3	803.9	6.0	31.6	841.5

Income (loss) before income tax expense (benefit)	328.0	36.4	364.4	17.1	(0.9)	380.6
Income tax expense (benefit)	111.0	12.3	123.3	5.9	(0.3)	128.9

Net income (loss)	$217.0	$24.1	$241.1	$11.2	$(0.6)	$251.7

Average total assets	$18,938.8	$8,913.8	$27,852.6	$5,266.7	$633.5	$33,752.8

Average total liabilities	4,166.7	19,217.6	23,384.3	5,423.0	320.1	29,127.4

Year ended December 31, 2013 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$484.2	$459.5	$943.7	$(46.5)	$(8.6)	$888.6
Provision for loan losses	46.9	15.4	62.3	—	(18.6)	43.7
Total non-interest income	142.6	181.6	324.2	7.2	10.3	341.7
Total non-interest expense	243.7	554.7	798.4	(1.3)	41.9	839.0

Income (loss) before income tax expense (benefit)	336.2	71.0	407.2	(38.0)	(21.6)	347.6
Income tax expense (benefit)	111.4	23.6	135.0	(12.6)	(7.2)	115.2

Net income (loss)	$224.8	$47.4	$272.2	$(25.4)	$(14.4)	$232.4

Average total assets	$16,869.4	$8,478.8	$25,348.2	$5,021.1	$639.6	$31,008.9

Average total liabilities	3,451.7	19,072.4	22,524.1	3,352.3	377.7	26,254.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2012 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$469.3	$504.1	$973.4	$(65.8)	$21.1	$928.7
Provision for loan losses	42.7	13.9	56.6	—	(7.4)	49.2
Total non-interest income	123.9	179.5	303.4	7.2	9.8	320.4
Total non-interest expense	239.0	548.7	787.7	(3.5)	46.4	830.6

Income (loss) before income tax expense (benefit)	311.5	121.0	432.5	(55.1)	(8.1)	369.3
Income tax expense (benefit)	104.6	40.6	145.2	(18.5)	(2.7)	124.0

Net income (loss)	$206.9	$80.4	$287.3	$(36.6)	$(5.4)	$245.3

Average total assets	$15,131.8	$8,267.3	$23,399.1	$4,048.2	$665.6	$28,112.9

Average total liabilities	3,083.8	18,677.3	21,761.1	836.3	347.6	22,945.0

NOTE 23 – Parent Company Financial Information

The condensed financial information of People’s United (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2014	2013
Assets:
Cash at bank subsidiary	$3.1	$20.2
Short-term investments	1.2	1.7

Total cash and cash equivalents	4.3	21.9

Securities available for sale, at fair value	0.2	2.7
Advances to bank subsidiary	410.0	353.0
Investments in subsidiaries:
Bank subsidiary	4,618.3	4,597.5
Non-bank subsidiary	0.4	1.5
Goodwill	197.1	197.1
Other assets	34.2	27.6

Total assets	$5,264.5	$5,201.3

Liabilities and Stockholders’ Equity:
Notes and debentures	$621.1	$619.7
Other liabilities	10.3	13.2
Stockholders’ equity	4,633.1	4,568.4

Total liabilities and stockholders’ equity	$5,264.5	$5,201.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2014	2013	2012
Revenues:
Interest income:
Advances to bank subsidiary	$4.4	$4.1	$0.9
Securities	0.4	0.3	0.4

Total interest income	4.8	4.4	1.3
Dividend from bank subsidiary	244.0	232.0	315.0
Security gain	2.3	—	—
Other non-interest income	1.2	2.0	0.2

Total revenues	252.3	238.4	316.5

Expenses:
Interest on notes and debentures	22.4	23.0	7.2
Non-interest expense	6.1	6.8	10.7

Total expenses	28.5	29.8	17.9

Income before income tax benefit and subsidiaries undistributed income (distributions in excess of income)	223.8	208.6	298.6
Income tax benefit	(6.6)	(7.4)	(5.0)

Income before subsidiaries undistributed income (distributions in excess of income)	230.4	216.0	303.6
Subsidiaries undistributed income (distributions in excess of income)	21.3	16.4	(58.3)

Net income	$251.7	$232.4	$245.3

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2014	2013	2012
Net income	$251.7	$232.4	$245.3

Other comprehensive loss, net of tax:
Net unrealized (losses) gains on securities available for sale	—	(0.2)	0.6
Net unrealized gains (losses) on derivatives accounted for as cash flow hedges	0.2	1.2	(1.3)
Other comprehensive loss of bank subsidiary	(13.3)	(59.2)	(0.4)

Total other comprehensive loss, net of tax	(13.1)	(58.2)	(1.1)

Total comprehensive income	$238.6	$174.2	$244.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$251.7	$232.4	$245.3
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries (undistributed income) distributions in excess of income	(21.3)	(16.4)	58.3
Security gain	(2.3)	—	—
Net change in other assets and other liabilities	0.2	(2.4)	2.2

Net cash provided by operating activities	228.3	213.6	305.8

Cash Flows from Investing Activities:
Proceeds from principal repayments of securities available for sale	—	—	50.0
Proceeds from sale of security available for sale	5.0	—	—
(Increase) decrease in advances to bank subsidiary	(57.0)	485.0	(408.0)

Net cash (used in) provided by investing activities	(52.0)	485.0	(358.0)

Cash Flows from Financing Activities:
Net proceeds from issuance of notes and debentures	—	—	494.3
Repayment of notes and debentures	—	(20.6)	—
Cash dividends paid on common stock	(196.9)	(204.8)	(217.9)
Common stock repurchases	(3.0)	(461.1)	(222.3)
Proceeds from stock options exercised, including excess income tax benefits	6.0	2.4	0.3

Net cash (used in) provided by financing activities	(193.9)	(684.1)	54.4

Net (decrease) increase in cash and cash equivalents	(17.6)	14.5	2.2
Cash and cash equivalents at beginning of year	21.9	7.4	5.2

Cash and cash equivalents at end of year	$4.3	$21.9	$7.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United’s quarterly financial data for 2014 and 2013:

	2014				2013
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$255.4	$256.7	$258.9	$259.6	$248.7	$250.1	$252.2	$253.4
Interest expense	28.3	28.5	30.4	31.5	29.4	29.2	28.7	28.5

Net interest income	227.1	228.2	228.5	228.1	219.3	220.9	223.5	224.9
Provision for loan losses	9.5	8.8	12.4	9.9	12.4	9.2	12.1	10.0

Net interest income after provision for loan losses	217.6	219.4	216.1	218.2	206.9	211.7	211.4	214.9
Non-interest income (1)	79.9	100.1	84.0	86.8	84.9	88.2	86.1	82.5
Non-interest expense	216.7	208.3	208.8	207.7	212.0	205.8	212.5	208.7

Income before income tax expense	80.8	111.2	91.3	97.3	79.8	94.1	85.0	88.7
Income tax expense (1)	27.7	38.9	29.7	32.6	27.3	32.0	26.5	29.4

Net income	$53.1	$72.3	$61.6	$64.7	$52.5	$62.1	$58.5	$59.3

Basic EPS (2)	$0.18	$0.24	$0.21	$0.22	$0.16	$0.20	$0.19	$0.20
Diluted EPS (2)	0.18	0.24	0.21	0.22	0.16	0.20	0.19	0.20

Average common shares outstanding:
Basic	297.69	298.22	298.42	298.63	325.16	313.46	307.50	302.14
Diluted	297.72	298.24	298.44	298.65	325.21	313.52	307.56	302.17

Common stock price:
High	$15.70	$15.23	$15.32	$15.50	$13.61	$15.00	$15.67	$15.25
Low	13.73	14.00	14.24	13.61	12.22	12.62	14.07	14.09

Dividends paid	48.6	49.4	49.4	49.5	52.8	51.9	50.3	49.8

Dividends per share	0.1625	0.165	0.165	0.165	0.16	0.1625	0.1625	0.1625

Dividend payout ratio	91.5%	68.4%	80.2%	76.5%	100.6%	83.6%	86.0%	84.1%

(1)	Previously reported amounts for 2013 have been restated in accordance with the amended standards with respects to the accounting for investments in qualified affordable housing projects (see Notes 1 and 11).
(2)	The sum of the quarterly earnings per share amounts for both 2014 and 2013 do not equal the full-year amounts due to rounding and/or changes in average share count for the respective periods.

INDEX TO EXHIBITS

Designation	Description
10.11(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc.

10.13(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc.

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.