Form 10-Q
period 2015-03-31
People's United Financial, Inc.
filed 2015-05-11
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 309,109,375 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$306.8	$345.1
Short-term investments (note 2)	250.0	668.6

Total cash and cash equivalents	556.8	1,013.7

Securities purchased under agreements to resell (note 2)	—	100.0
Securities (note 2):
Trading account securities, at fair value	8.3	8.3
Securities available for sale, at fair value	4,356.8	3,993.7
Securities held to maturity, at amortized cost (fair value of $943.9 million and $881.6 million)	897.4	834.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	314.2	175.7

Total securities	5,576.7	5,012.0

Loans held for sale	49.7	34.2

Loans (note 3):
Commercial	10,226.8	10,055.1
Commercial real estate	9,470.4	9,404.3
Residential mortgage	5,050.6	4,932.0
Consumer	2,181.5	2,200.6

Total loans	26,929.3	26,592.0
Less allowance for loan losses	(200.9)	(198.3)

Total loans, net	26,728.4	26,393.7

Goodwill (note 6)	1,954.5	1,954.5
Bank-owned life insurance	344.4	343.3
Premises and equipment, net	268.4	277.8
Other acquisition-related intangible assets (note 6)	142.1	148.0
Other assets (notes 1, 3 and 11)	786.3	719.9

Total assets	$36,407.3	$35,997.1

Liabilities
Deposits:
Non-interest-bearing	$5,761.9	$5,655.1
Savings, interest-bearing checking and money market	16,086.4	15,252.4
Time	5,301.6	5,230.7

Total deposits	27,149.9	26,138.2

Borrowings:
Federal Home Loan Bank advances	2,165.9	2,291.7
Federal funds purchased	496.0	913.0
Customer repurchase agreements	480.0	486.0
Other borrowings	1.0	1.0

Total borrowings	3,142.9	3,691.7

Notes and debentures	1,042.3	1,033.5
Other liabilities (note 11)	390.3	500.6

Total liabilities	31,725.4	31,364.0

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 397.8 million shares and 396.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,304.2	5,291.2
Retained earnings	833.2	826.7
Accumulated other comprehensive loss (note 4)	(140.6)	(168.2)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.6 million shares and 7.7 million shares) (note 7)	(157.2)	(159.0)
Treasury stock, at cost (89.0 million shares at both dates) (note 4)	(1,161.6)	(1,161.5)

Total stockholders’ equity	4,681.9	4,633.1

Total liabilities and stockholders’ equity	$36,407.3	$35,997.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Interest and dividend income:
Commercial	$88.9	$85.3
Commercial real estate	85.3	88.7
Residential mortgage	40.2	37.8
Consumer	18.1	18.3

Total interest on loans	232.5	230.1
Securities	27.5	25.1
Loans held for sale	0.2	0.1
Short-term investments	0.1	0.1

Total interest and dividend income	260.3	255.4

Interest expense:
Deposits	22.2	19.3
Borrowings	2.6	3.1
Notes and debentures	7.4	5.9

Total interest expense	32.2	28.3

Net interest income	228.1	227.1
Provision for loan losses (note 3)	9.8	9.5

Net interest income after provision for loan losses	218.3	217.6

Non-interest income:
Bank service charges	30.1	30.5
Commercial banking lending fees	12.3	8.8
Investment management fees	10.8	9.8
Operating lease income	10.8	11.3
Insurance revenue	7.6	7.7
Brokerage commissions	3.2	3.2
Net gains on sales of acquired loans	1.9	—
Net gains on sales of residential mortgage loans	0.7	0.8
Other non-interest income	11.6	7.8

Total non-interest income	89.0	79.9

Non-interest expense:
Compensation and benefits	114.8	110.4
Occupancy and equipment	38.7	38.0
Professional and outside services	15.8	15.3
Regulatory assessments	9.3	8.7
Operating lease expense	9.3	11.1
Amortization of other acquisition-related intangible assets (note 6)	5.9	6.2
Other non-interest expense	23.8	27.0

Total non-interest expense	217.6	216.7

Income before income tax expense	89.7	80.8
Income tax expense	30.5	27.7

Net income	$59.2	$53.1

Earnings per common share (note 5):
Basic	$0.20	$0.18
Diluted	0.20	0.18

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$59.2	$53.1

Other comprehensive income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement benefit plans	1.1	0.6
Net unrealized gains and losses on securities available for sale	26.2	16.5
Amortization of unrealized losses on securities transferred to held to maturity	0.5	0.4
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.2)	0.1

Total other comprehensive income, net of tax (note 4)	27.6	17.6

Total comprehensive income	$86.8	$70.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2015 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2014	$3.9	$5,291.2	$826.7	$(168.2)	$(159.0)	$(1,161.5)	$4,633.1
Net income	—	—	59.2	—	—	—	59.2
Total other comprehensive income, net of tax (note 4)	—	—	—	27.6	—	—	27.6
Cash dividends on common stock ($0.165 per share)	—	—	(49.5)	—	—	—	(49.5)
Restricted stock awards	—	3.5	—	—	—	(0.1)	3.4
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(0.5)	—	1.8	—	1.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.7)	—	—	—	(2.7)
Stock options and related tax benefits	—	9.5	—	—	—	—	9.5

Balance at March 31, 2015	$3.9	$5,304.2	$833.2	$(140.6)	$(157.2)	$(1,161.6)	$4,681.9

Three months ended March 31, 2014 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2013	$3.9	$5,277.0	$779.0	$(155.1)	$(166.2)	$(1,170.2)	$4,568.4
Net income	—	—	53.1	—	—	—	53.1
Total other comprehensive income, net of tax (note 4)	—	—	—	17.6	—	—	17.6
Cash dividends on common stock ($0.1625 per share)	—	—	(48.6)	—	—	—	(48.6)
Restricted stock awards	—	(4.5)	(2.2)	—	—	9.4	2.7
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(0.5)	—	1.8	—	1.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.6)	—	—	—	(2.6)
Stock options and related tax benefits	—	3.9	—	—	—	—	3.9

Balance at March 31, 2014	$3.9	$5,276.4	$778.2	$(137.5)	$(164.4)	$(1,160.8)	$4,595.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$59.2	$53.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	9.8	9.5
Depreciation and amortization of premises and equipment	9.7	10.0
Expense related to operating leases	9.3	11.1
Amortization of other acquisition-related intangible assets	5.9	6.2
Net security gains	—	(0.1)
Net gains on sales of residential mortgage loans	(0.7)	(0.8)
Net gains on sales of acquired loans	(1.9)	—
Employee Stock Ownership Plan common stock committed to be released	1.3	1.3
Expense related to share-based awards	5.0	4.0
Originations of loans held-for-sale	(91.3)	(51.0)
Proceeds from sales of loans held-for-sale	76.5	57.7
Net changes in other assets and liabilities	(86.9)	(6.9)

Net cash (used in) provided by operating activities	(4.1)	94.1

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	100.0	—
Proceeds from principal repayments and maturities of securities available for sale	191.5	161.5
Proceeds from sales of securities available for sale	—	180.8
Proceeds from principal repayments and maturities of securities held to maturity	1.5	2.1
Purchases of securities available for sale	(597.7)	(38.6)
Purchases of securities held to maturity	(70.9)	(12.9)
Purchases of Federal Reserve Bank stock	(138.5)	—
Proceeds from sales of loans	20.8	0.4
Loan disbursements, net of principal collections	(367.5)	(252.1)
Purchases of premises and equipment	(5.6)	(2.8)
Purchases of leased equipment	(9.7)	—
Proceeds from sales of real estate owned	3.8	2.6
Return of premiums on bank-owned life insurance, net	—	0.3

Net cash (used in) provided by investing activities	(872.3)	41.3

Cash Flows from Financing Activities:
Net increase in deposits	1,011.7	1,108.2
Net decrease in borrowings with terms of three months or less	(548.0)	(1,168.9)
Repayments of borrowings with terms of more than three months	(0.1)	(0.1)
Cash dividends paid on common stock	(49.5)	(48.6)
Common stock repurchases	(2.7)	(2.6)
Proceeds from stock options exercised, including excess income tax benefits	8.1	2.6

Net cash provided by (used in) financing activities	419.5	(109.4)

Net (decrease) increase in cash and cash equivalents	(456.9)	26.0
Cash and cash equivalents at beginning of period	1,013.7	474.4

Cash and cash equivalents at end of period	$556.8	$500.4

Supplemental Information:
Interest payments	$32.1	$23.9
Unsettled purchases of securities	1.1	26.3
Income tax payments	4.9	4.3
Real estate properties acquired by foreclosure	6.7	9.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 1. GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of People’s United Financial, Inc. (“People’s United” or the “Company”) have been prepared to reflect all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods shown. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by this Quarterly Report for the period ended March 31, 2015, provides disclosure of People’s United’s significant accounting policies.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling People’s United Bank, N.A. (the “Bank”) to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at March 31, 2015 totaled $71.6 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $36.1 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $2.8 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of March 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$299.7	$1.4	$—	$301.1
GSE (1) residential mortgage-backed securities and CMOs (2)	4,022.5	52.7	(19.7)	4,055.5

Total debt securities	4,322.2	54.1	(19.7)	4,356.6
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,322.4	$54.1	$(19.7)	$4,356.8

Securities held to maturity:
Debt securities:
State and municipal	$895.9	$47.7	$(1.2)	$942.4
Other	1.5	—	—	1.5

Total securities held to maturity	$897.4	$47.7	$(1.2)	$943.9

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$0.3	$—	$56.8
GSE residential mortgage-backed securities and CMOs	3,943.4	39.7	(46.4)	3,936.7

Total debt securities	3,999.9	40.0	(46.4)	3,993.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,000.1	$40.0	$(46.4)	$3,993.7

Securities held to maturity:
Debt securities:
State and municipal	$832.8	$47.4	$(0.1)	$880.1
Other	1.5	—	—	1.5

Total securities held to maturity	$834.3	$47.4	$(0.1)	$881.6

Securities available for sale with a fair value of $1.47 billion and $1.43 billion at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2015, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$10.9	$10.9	$—	$—
After 1 but within 5 years	288.8	290.2	—	—

Total	299.7	301.1	—	—

GSE residential mortgage-backed securities and CMOs:
After 1 but within 5 years	18.8	18.9	—	—
After 5 but within 10 years	792.3	805.7	—	—
After 10 years	3,211.4	3,230.9	—	—

Total	4,022.5	4,055.5	—	—

State and municipal:
Within 1 year	—	—	3.2	3.2
After 1 but within 5 years	—	—	20.7	21.0
After 5 but within 10 years	—	—	287.3	305.2
After 10 years	—	—	584.7	613.0

Total	—	—	895.9	942.4

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	10.9	10.9	3.2	3.2
After 1 but within 5 years	307.6	309.1	22.2	22.5
After 5 but within 10 years	792.3	805.7	287.3	305.2
After 10 years	3,211.4	3,230.9	584.7	613.0

Total	$4,322.2	$4,356.6	$897.4	$943.9

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

Other-than-temporary impairment losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United expects to receive full value for the securities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2015 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$353.2	$(1.0)	$1,094.5	$(18.7)	$1,447.7	$(19.7)
Securities held to maturity:
State and municipal	109.1	(1.2)	—	—	109.1	(1.2)

Total	$462.3	$(2.2)	$1,094.5	$(18.7)	$1,556.8	$(20.9)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2014 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$111.9	$(0.1)	$1,744.2	$(46.3)	$1,856.1	$(46.4)
Securities held to maturity:
State and municipal	31.8	(0.1)	—	—	31.8	(0.1)

Total	$143.7	$(0.2)	$1,744.2	$(46.3)	$1,887.9	$(46.5)

At March 31, 2015, 10% of the 1,207 securities owned by the Company, consisting of 35 securities classified as available for sale and 84 securities classified as held to maturity, had gross unrealized losses totaling $19.7 million and $1.2 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The state and municipal securities had an average credit rating of AA and an average maturity of 16 years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates. Management believes that all gross unrealized losses within the securities portfolio at March 31, 2015 and December 31, 2014 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at both March 31, 2015 and December 31, 2014) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both March 31, 2015 and December 31, 2014). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2015 and the cost of the investment approximates fair value. The Bank, as a member of the Federal Reserve Bank (“FRB”) system, is currently required to purchase and hold shares of FRB of New York capital stock in an amount equal to six percent of its capital and surplus. In the first quarter of 2015, the Bank purchased FRB capital stock at a total cost of $138.5 million. Based on the current capital adequacy and liquidity position of the FRB of New York, management believes there is no impairment in the Company’s investment at March 31, 2015 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB of New York totaling $180.1 million at March 31, 2015 and $626.5 million at December 31, 2014. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United accounts for securities purchased under agreements to resell as secured lending transactions. In connection with such agreements, People’s United takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2014 was $100.4 million (no agreements were outstanding at March 31, 2015).

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

Loans acquired in connection with business combinations beginning in 2010 are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’). All other loans are referred to as ‘originated’ loans. Accordingly, selected credit quality disclosures that follow are presented separately for the ‘originated’ loan portfolio and the ‘acquired’ loan portfolio.

People’s United maintains several significant accounting policies with respect to loans, including:

•	Establishment of the allowance for loan losses (including the identification of ‘impaired’ loans and related impairment measurement considerations);

•	Income recognition (including the classification of a loan as ‘non-accrual’ and the treatment of loan origination costs); and

•	Recognition of loan charge-offs.

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the three months ended March 31, 2015.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	March 31, 2015			December 31, 2014
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,077.8	$392.6	$9,470.4	$8,960.3	$444.0	$9,404.3

Commercial and industrial	7,131.3	274.2	7,405.5	6,891.1	298.5	7,189.6
Equipment financing	2,797.8	23.5	2,821.3	2,839.0	26.5	2,865.5

Total commercial	9,929.1	297.7	10,226.8	9,730.1	325.0	10,055.1

Total Commercial Portfolio	19,006.9	690.3	19,697.2	18,690.4	769.0	19,459.4

Retail:
Residential mortgage:
Adjustable-rate	4,366.3	135.5	4,501.8	4,254.7	139.1	4,393.8
Fixed-rate	464.4	84.4	548.8	446.8	91.4	538.2

Total residential mortgage	4,830.7	219.9	5,050.6	4,701.5	230.5	4,932.0

Consumer:
Home equity	2,082.7	46.7	2,129.4	2,092.9	50.2	2,143.1
Other consumer	51.0	1.1	52.1	56.3	1.2	57.5

Total consumer	2,133.7	47.8	2,181.5	2,149.2	51.4	2,200.6

Total Retail Portfolio	6,964.4	267.7	7,232.1	6,850.7	281.9	7,132.6

Total loans	$25,971.3	$958.0	$26,929.3	$25,541.1	$1,050.9	$26,592.0

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $55.3 million at March 31, 2015 and $54.8 million at December 31, 2014.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
Three Months Ended March 31, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3

Charge-offs	(6.6)	—	(6.6)	(1.5)	—	(1.5)	(8.1)
Recoveries	0.6	—	0.6	0.3	—	0.3	0.9

Net loan charge-offs	(6.0)	—	(6.0)	(1.2)	—	(1.2)	(7.2)
Provision for loan losses	9.5	(0.4)	9.1	0.7	—	0.7	9.8

Balance at end of period	$173.1	$9.4	$182.5	$18.0	$0.4	$18.4	$200.9

	Commercial			Retail
Three Months Ended March 31, 2014 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$158.5	$9.8	$168.3	$19.0	$0.5	$19.5	$187.8

Charge-offs	(3.1)	(1.4)	(4.5)	(3.3)	(0.1)	(3.4)	(7.9)
Recoveries	0.5	—	0.5	0.4	—	0.4	0.9

Net loan charge-offs	(2.6)	(1.4)	(4.0)	(2.9)	(0.1)	(3.0)	(7.0)
Provision for loan losses	4.1	1.4	5.5	3.9	0.1	4.0	9.5

Balance at end of period	$160.0	$9.8	$169.8	$20.0	$0.5	$20.5	$190.3

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of March 31, 2015 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$169.5	$6.6	$18,837.4	$166.5	$690.3	$9.4	$19,697.2	$182.5
Retail	97.9	3.9	6,866.5	14.1	267.7	0.4	7,232.1	18.4

Total	$267.4	$10.5	$25,703.9	$180.6	$958.0	$9.8	$26,929.3	$200.9

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2014 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$174.5	$7.6	$18,515.9	$162.0	$769.0	$9.8	$19,459.4	$179.4
Retail	95.0	3.9	6,755.7	14.6	281.9	0.4	7,132.6	18.9

Total	$269.5	$11.5	$25,271.6	$176.6	$1,050.9	$10.2	$26,592.0	$198.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	March 31, 2015	December 31, 2014
Commercial:
Commercial real estate	$43.3	$60.2
Commercial and industrial	42.6	55.8
Equipment financing	34.9	25.4

Total (1)	120.8	141.4

Retail:
Residential mortgage	37.5	37.6
Home equity	19.4	17.9
Other consumer	0.1	0.1

Total (2)	57.0	55.6

Total	$177.8	$197.0

(1)	Reported net of government guarantees totaling $17.5 million and $17.6 million at March 31, 2015 and December 31, 2014, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $15.2 million and $18.9 million of loans in the process of foreclosure at March 31, 2015 and December 31, 2014, respectively.

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $72.2 million and $2.6 million, respectively, at March 31, 2015 and $100.6 million and $3.0 million, respectively, at December 31, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2015 or December 31, 2014.

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

People’s United’s recorded investment in originated loans classified as TDRs totaled $192.5 million and $181.6 million at March 31, 2015 and December 31, 2014, respectively. The related allowance for loan losses at March 31, 2015 and December 31, 2014 was $6.7 million and $7.1 million, respectively. Interest income recognized on TDRs totaled $1.1 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2015 and 2014. Originated loans that were modified and classified as TDRs during the three months ended March 31, 2015 and 2014 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and eight years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2015 and 2014. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	8	$4.9	$4.9
Commercial and industrial (2)	8	10.1	10.1
Equipment financing (3)	5	7.6	7.6

Total	21	22.6	22.6

Retail:
Residential mortgage (4)	20	5.7	5.7
Home equity (5)	33	2.0	2.0
Other consumer	—	—	—

Total	53	7.7	7.7

Total	74	$30.3	$30.3

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $4.9 million).
(2)	Represents the following concessions: extension of term (4 contracts; recorded investment of $8.7 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.6 million); or a combination of concessions (1 contract; recorded investment of $0.8 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (3 contracts; recorded investment of $5.7 million); or a combination of concessions (2 contracts; recorded investment of $1.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $2.4 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.5 million); temporary rate reduction (1 contract; recorded investment of $0.2 million); or a combination of concessions (9 contracts; recorded investment of $1.6 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (25 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.2 million); or a combination of concessions (6 contracts; recorded investment of $0.8 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended March 31, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	6	$5.0	$5.0
Commercial and industrial (2)	7	3.4	3.4
Equipment financing (3)	5	2.9	2.9

Total	18	11.3	11.3

Retail:
Residential mortgage (4)	48	16.8	16.8
Home equity (5)	40	3.8	3.8
Other consumer	—	—	—

Total	88	20.6	20.6

Total	106	$31.9	$31.9

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $4.1 million); or a combination of concessions (2 contracts; recorded investment of $0.9 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.7 million); or a combination of concessions (3 contracts; recorded investment of $1.7 million).
(3)	Represents the following concessions: combination of concessions (5 contracts; recorded investment of $2.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $3.1 million); extension of term (1 contract; recorded investment of $0.5 million); reduced payment and/or payment deferral (12 contracts; recorded investment of $4.3 million); or a combination of concessions (26 contracts; recorded investment of $8.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (17 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.1 million); temporary rate reduction (1 contract; recorded investment of $0.1 million); or a combination of concessions (19 contracts; recorded investment of $1.5 million).

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2015 and 2014. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2015 or 2014.

	Three Months Ended March 31,
	2015		2014
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	0.1	1	1.5
Equipment financing	4	1.3	9	1.4

Total	6	1.4	10	2.9

Retail:
Residential mortgage	17	7.4	24	10.9
Home equity	11	1.2	8	0.9
Other consumer	—	—	—	—

Total	28	8.6	32	11.8

Total	34	$10.0	42	$14.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of March 31, 2015			As of December 31, 2014
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$54.9	$53.7	$—	$57.1	$55.8	$—
Commercial and industrial	60.2	56.9	—	51.7	48.6	—
Equipment financing	34.5	24.5	—	30.2	21.4	—
Retail:
Residential mortgage	66.6	60.0	—	65.4	58.9	—
Home equity	22.8	19.4	—	21.3	18.3	—
Other consumer	—	—	—	—	—	—

Total	$239.0	$214.5	$—	$225.7	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$23.1	$16.2	$1.7	$52.1	$27.8	$4.0
Commercial and industrial	8.3	6.4	2.9	21.4	17.4	3.5
Equipment financing	11.9	11.8	2.0	3.6	3.5	0.1
Retail:
Residential mortgage	16.5	16.4	2.7	15.6	15.3	2.6
Home equity	2.2	2.1	1.2	2.6	2.5	1.3
Other consumer	—	—	—	—	—	—

Total	$62.0	$52.9	$10.5	$95.3	$66.5	$11.5

Total impaired loans:
Commercial:
Commercial real estate	$78.0	$69.9	$1.7	$109.2	$83.6	$4.0
Commercial and industrial	68.5	63.3	2.9	73.1	66.0	3.5
Equipment financing	46.4	36.3	2.0	33.8	24.9	0.1

Total	192.9	169.5	6.6	216.1	174.5	7.6

Retail:
Residential mortgage	83.1	76.4	2.7	81.0	74.2	2.6
Home equity	25.0	21.5	1.2	23.9	20.8	1.3
Other consumer	—	—	—	—	—	—

Total	108.1	97.9	3.9	104.9	95.0	3.9

Total	$301.0	$267.4	$10.5	$321.0	$269.5	$11.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2015		2014
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$78.0	$0.3	$74.1	$0.2
Commercial and industrial	59.5	0.4	37.0	0.2
Equipment financing	26.8	0.1	28.3	0.3

Total	164.3	0.8	139.4	0.7

Retail:
Residential mortgage	75.6	0.4	69.3	0.3
Home equity	21.5	0.1	16.4	0.1
Other consumer	—	—	—	—

Total	97.1	0.5	85.7	0.4

Total	$261.4	$1.3	$225.1	$1.1

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of March 31, 2015 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,044.5	$11.3	$22.0	$33.3	$9,077.8
Commercial and industrial	7,069.7	20.9	40.7	61.6	7,131.3
Equipment financing	2,729.7	64.1	4.0	68.1	2,797.8

Total	18,843.9	96.3	66.7	163.0	19,006.9

Retail:
Residential mortgage	4,781.0	24.9	24.8	49.7	4,830.7
Home equity	2,067.5	5.8	9.4	15.2	2,082.7
Other consumer	50.6	0.3	0.1	0.4	51.0

Total	6,899.1	31.0	34.3	65.3	6,964.4

Total originated loans	$25,743.0	$127.3	$101.0	$228.3	$25,971.3

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $21.4 million, $19.3 million and $30.9 million, respectively, and $22.7 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The portfolio-specific risk characteristics considered include: (i) collateral values/ loan-to-value (“LTV”) ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification. These risk classifications are reviewed periodically to ensure that they continue to be appropriate in light of changes within the portfolio and/or economic indicators as well as other industry developments.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2015 and December 31, 2014, the allowance for loan losses on acquired loans was $9.8 million and $10.2 million, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of March 31, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,864.9	$6,672.7	$2,423.3	$17,960.9
Special mention	86.0	142.1	101.8	329.9
Substandard	126.9	314.7	272.7	714.3
Doubtful	—	1.8	—	1.8

Total originated loans	9,077.8	7,131.3	2,797.8	19,006.9

Acquired loans:
Pass	288.1	178.2	6.7	473.0
Special mention	25.4	20.5	0.6	46.5
Substandard	72.7	59.9	16.2	148.8
Doubtful	6.4	15.6	—	22.0

Total acquired loans	392.6	274.2	23.5	690.3

Total	$9,470.4	$7,405.5	$2,821.3	$19,697.2

As of March 31, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,379.1	$927.2	$27.0	$3,333.3
Moderate risk	1,943.5	612.4	7.1	2,563.0
High risk	508.1	543.1	16.9	1,068.1

Total originated loans	4,830.7	2,082.7	51.0	6,964.4

Acquired loans:
Low risk	107.2	—	—	107.2
Moderate risk	47.7	—	—	47.7
High risk	65.0	46.7	1.1	112.8

Total acquired loans	219.9	46.7	1.1	267.7

Total	$5,050.6	$2,129.4	$52.1	$7,232.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2014 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,730.9	$6,477.4	$2,481.2	$17,689.5
Special mention	82.4	114.2	110.6	307.2
Substandard	135.3	297.3	247.2	679.8
Doubtful	11.7	2.2	—	13.9

Total originated loans	8,960.3	6,891.1	2,839.0	18,690.4

Acquired loans:
Pass	302.5	174.5	7.6	484.6
Special mention	20.9	52.8	0.7	74.4
Substandard	113.5	55.0	18.2	186.7
Doubtful	7.1	16.2	—	23.3

Total acquired loans	444.0	298.5	26.5	769.0

Total	$9,404.3	$7,189.6	$2,865.5	$19,459.4

As of December 31, 2014 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,280.6	$931.5	$29.5	$3,241.6
Moderate risk	1,921.6	597.1	8.3	2,527.0
High risk	499.3	564.3	18.5	1,082.1

Total originated loans	4,701.5	2,092.9	56.3	6,850.7

Acquired loans:
Low risk	107.0	—	—	107.0
Moderate risk	50.5	—	—	50.5
High risk	73.0	50.2	1.2	124.4

Total acquired loans	230.5	50.2	1.2	281.9

Total	$4,932.0	$2,143.1	$57.5	$7,132.6

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2015, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.09 billion and $958.0 million, respectively ($1.18 billion and $1.05 billion, respectively, at December 31, 2014). At March 31, 2015, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $89.1 million.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$396.3	$639.7
Accretion	(15.3)	(23.3)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	0.3	5.8
Other changes in expected cash flows (2)	(19.7)	(97.8)

Balance at end of period	$361.6	$524.4

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $16.5 million and $10.2 million, respectively, at March 31, 2015, and $13.6 million and $11.0 million, respectively, at December 31, 2014. Repossessed assets totaled $4.3 million and $2.5 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement benefit plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three months ended March 31, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

Other comprehensive income (loss) before reclassifications	—	26.2	—	(0.4)	25.8
Amounts reclassified from AOCL (1)	1.1	—	0.5	0.2	1.8

Current period other comprehensive income (loss)	1.1	26.2	0.5	(0.2)	27.6

Balance at March 31, 2015	$(141.8)	$22.5	$(21.0)	$(0.3)	$(140.6)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

Other comprehensive income (loss) before reclassifications	—	16.6	—	(0.1)	16.5
Amounts reclassified from AOCL (1)	0.6	(0.1)	0.4	0.2	1.1

Current period other comprehensive income (loss)	0.6	16.5	0.4	0.1	17.6

Balance at March 31, 2014	$(84.4)	$(30.0)	$(22.9)	$(0.2)	$(137.5)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL		Affected Line Item
	Three Months Ended March 31,		in the Statement Where
(in millions)	2015	2014	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(2.0)	$(1.3)	(1)
Prior service credit	0.3	0.3	(1)

	(1.7)	(1.0)	Income before income tax expense
	0.6	0.4	Income tax expense

	(1.1)	(0.6)	Net income

Reclassification adjustment for net realized gains on securities available for sale	—	0.1	Income before income tax expense (2)
	—	—	Income tax expense

	—	0.1	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.8)	(0.7)	Income before income tax expense (3)
	0.3	0.3	Income tax expense

	(0.5)	(0.4)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	(0.3)	(5)
Interest rate locks (4)	—	—	(5)

	(0.3)	(0.3)	Income before income tax expense
	0.1	0.1	Income tax expense

	(0.2)	(0.2)	Net income

Total reclassifications for the period	$(1.8)	$(1.1)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million at both dates.
(5)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Net income	$59.2	$53.1
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.2)

Income attributable to common shareholders	$58.9	$52.9

Average common shares outstanding for basic EPS	299.1	297.7
Effect of dilutive equity-based awards	—	—

Average common and common-equivalent shares for diluted EPS	299.1	297.7

Basic EPS	$0.20	$0.18

Diluted EPS	$0.20	$0.18

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 21.6 million shares and 18.0 million shares for the three months ended March 31, 2015 and 2014 have been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United’s goodwill totaled $1.95 billion at both March 31, 2015 and December 31, 2014. At both dates, goodwill was allocated to People’s United’s operating segments as follows: Commercial Banking ($1.22 billion); Retail Banking ($681.9 million); and Wealth Management ($49.8 million).

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2015 and December 31, 2014, tax deductible goodwill totaled $12.8 million and $13.0 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s other acquisition-related intangible assets totaled $142.1 million and $148.0 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($85.8 million); core deposit intangible ($33.3 million); trust relationship intangible ($22.1 million); and insurance relationship intangible ($0.9 million).

Amortization expense of other acquisition-related intangible assets totaled $5.9 million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2015 and each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; $9.4 million in 2019; and $9.0 million in 2020. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2015 and 2014.

NOTE 7. EMPLOYEE BENEFIT PLANS

People’s United Employee Pension and Other Postretirement Benefit Plans

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

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In the first quarter of 2015, the Company made a voluntary employer contribution of $40.0 million to the Qualified Plan as a consequence of lower discount rates and the adoption of updated mortality tables.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31 (in millions)	2015	2014	2015	2014
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$—
Interest cost	4.8	4.8	0.1	0.2
Expected return on plan assets	(7.2)	(7.1)	—	—
Recognized net actuarial loss	1.5	1.0	0.1	—
Recognized prior service credit	—	—	(0.1)	(0.1)
Settlements	0.1	0.1	—	—

Net periodic benefit (income) expense	(0.8)	(1.2)	0.2	0.1

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(1.5)	(1.0)	(0.1)	—
Prior service credit	—	—	0.1	0.1

Total pre-tax changes recognized in other comprehensive income	(1.5)	(1.0)	—	0.1

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(2.3)	$(2.2)	$0.2	$0.2

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010, based upon elections made by April 15, 2010, were transferred into the Qualified Plan. Net periodic benefit income for the Chittenden Plan totaled $0.1 million for both the three months ended March 31, 2015 and 2014. In the first quarter of 2015, the Company made a voluntary employer contribution of $10.0 million to the Chittenden Plan as a consequence of lower discount rates and the adoption of updated mortality tables.

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $1.3 million for the three months ended March 31, 2015. At March 31, 2015, the loan balance totaled $192.1 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,874,734 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2015, 7,578,841 shares of People’s United common stock, with a fair value of $115.2 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.3 million for both the three months ended March 31, 2015 and 2014.

NOTE 8. LEGAL PROCEEDINGS

In the normal course of business, People’s United is subject to various legal proceedings. Management has discussed with legal counsel the nature of the pending actions described below, as well as other legal proceedings. Based on the information currently available, advice of counsel, available insurance coverage and the recorded liability for probable legal settlements and costs, People’s United believes that the eventual outcome of these matters will not (individually or in the aggregate) have a material adverse effect on its financial condition, results of operations or liquidity.

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

Following extensive preliminary filings with the Court by both parties, an agreement in principle to settle this matter was reached on October 23, 2014, subject to completion of appropriate documentation and Court approval. On January 12, 2015, the plaintiffs filed a Motion for Preliminary Approval of the settlement with the Court. On April 17, 2015, the U.S. Magistrate Judge recommended that the Court overseeing the case preliminarily approve of the settlement. The scheduling of a final hearing on the settlement is subject to further approval by the Court. The amount of the agreed-upon settlement has been adequately reserved.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

On June 16, 2011, the Bank filed a Motion to Dismiss the Complaint, and on December 7, 2011, that motion was denied by the Court. On April 11, 2012, the plaintiff filed an Amended Complaint, and on May 15, 2012, the Bank filed a Motion to Strike the Amended Complaint. On April 10, 2013, the Bank renewed its Motion to Dismiss the Complaint. On June 6, 2013, the Court denied the Bank’s Motion to Strike and its renewed Motion to Dismiss. On September 23, 2013, the Bank filed its Revised Answer, Special Defenses and Counterclaim to Plaintiff’s Amended Class Action Complaint. A Court hearing on plaintiff’s Motion to Strike certain of the Bank’s Defenses and a Counterclaim was held on January 30, 2014. The Court postponed consideration of that Motion and, on April 28, 2014, held a hearing to consider whether it has jurisdiction to hear the case. On July 28, 2014, the Court dismissed the case in its entirety for lack of subject matter jurisdiction because all of the claims are preempted by federal law. On August 15, 2014, the plaintiff filed a Notice of Appeal. On April 30, 2015, the parties executed a settlement agreement that resolves all claims, counterclaims and appeals in the case, thus concluding this matter. The amount of the agreed-upon settlement has been adequately reserved.

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2015 and 2014.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2015 and December 31, 2014, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	301.1	—	—	301.1
GSE residential mortgage-backed securities and CMOs	—	4,055.5	—	4,055.5
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.7	—	—	30.7
Fixed income securities	—	5.8	—	5.8
Mutual funds	1.4	—	—	1.4
Interest rate swaps	—	176.1	—	176.1
Foreign exchange contracts	—	1.0	—	1.0
Forward commitments to sell residential mortgage loans	—	0.9	—	0.9

Total	$341.5	$4,239.5	$—	$4,581.0

Financial liabilities:
Interest rate swaps	$—	$128.5	$—	$128.5
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	1.3	—	1.3

Total	$—	$130.3	$—	$130.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	56.8	—	—	56.8
GSE residential mortgage-backed securities and CMOs	—	3,936.7	—	3,936.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.3	—	—	30.3
Fixed income securities	—	6.0	—	6.0
Mutual funds	0.8	—	—	0.8
Interest rate swaps	—	131.1	—	131.1
Foreign exchange contracts	—	0.8	—	0.8
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$96.2	$4,075.3	$—	$4,171.5

Financial liabilities:
Interest rate swaps	$—	$95.8	$—	$95.8
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7

Total	$—	$97.0	$—	$97.0

As of March 31, 2015 and December 31, 2014, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2015 and 2014.

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$49.7	$—	$49.7
Impaired loans (2)	—	—	52.9	52.9
REO and repossessed assets (3)	—	—	31.0	31.0

Total	$—	$49.7	$83.9	$133.6

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.2	$—	$34.2
Impaired loans (2)	—	—	66.5	66.5
REO and repossessed assets (3)	—	—	27.1	27.1

Total	$—	$34.2	$93.6	$127.8

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2015 and 2014.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $34.4 million of Commercial loans and $18.5 million of Retail loans at March 31, 2015. The provision for loan losses on impaired loans totaled $2.2 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively.
(3)	Represents: (i) $16.5 million of residential REO; (ii) $10.2 million of commercial REO; and (iii) $4.3 million of repossessed assets at March 31, 2015. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $0.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.4 million for both periods.

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

FHLB and FRB Stock

Both FHLB and FRB stock are non-marketable equity securities classified as Level 2 and reported at cost, which equals par value (the amount at which shares have been redeemed in the past in the case of FHLB stock). No significant observable market data is available for either of these securities.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying	Measurements Using
As of March 31, 2015 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$306.8	$306.8	$—	$—	$306.8
Short-term investments	250.0	—	250.0	—	250.0
Securities held to maturity	897.4	—	942.4	1.5	943.9
FHLB and FRB stock	314.2	—	314.2	—	314.2
Total loans, net (1)	26,675.5	—	4,951.0	21,837.9	26,788.9
Financial liabilities:
Time deposits	5,301.6	—	5,336.6	—	5,336.6
Other deposits	21,848.3	—	21,848.3	—	21,848.3
FHLB advances	2,165.9	—	2,173.4	—	2,173.4
Federal funds purchased	496.0	—	496.0	—	496.0
Customer repurchase agreements	480.0	—	480.0	—	480.0
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,042.3	—	1,043.8	—	1,043.8

(1)	Excludes impaired loans totaling $52.9 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

		Estimated Fair Value
	Carrying	Measurements Using
As of December 31, 2014 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$345.1	$345.1	$—	$—	$345.1
Short-term investments	668.6	—	668.6	—	668.6
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Securities held to maturity	834.3	—	880.1	1.5	881.6
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	26,327.2	—	4,798.5	21,508.8	26,307.3
Financial liabilities:
Time deposits	5,230.7	—	5,262.6	—	5,262.6
Other deposits	20,907.5	—	20,907.5	—	20,907.5
FHLB advances	2,291.7	—	2,298.5	—	2,298.5
Federal funds purchased	913.0	—	913.0	—	913.0
Customer repurchase agreements	486.0	—	486.0	—	486.0
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,033.5	—	1,040.8	—	1,040.8

(1)	Excludes impaired loans totaling $66.5 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2015 was $10.6 million, for which People’s United had posted collateral of $10.1 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$3,871.5	$3,380.2	$149.1	$104.2	$1.7	$8.3
Institutional counterparties	N/A	3,871.5	3,380.2	3.3	11.8	125.5	86.5
Risk participation agreements (2)	N/A	199.0	150.1	—	—	—	—
Foreign exchange contracts	N/A	51.6	49.6	1.0	0.8	0.5	0.5
Forward commitments to sell residential mortgage loans	N/A	75.8	35.3	0.9	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	120.9	57.5	—	—	1.3	0.7

Total				154.3	117.3	129.0	96.0

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.3	1.0
Subordinated notes	Fair value	375.0	375.0	23.7	15.1	—	—

Total				23.7	15.1	1.3	1.0

Total derivatives				$178.0	$132.4	$130.3	$97.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Three Months Ended March 31 (in millions)	Hedge	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$67.7	$41.1	$—	$—
Institutional counterparties	N/A	(62.5)	(39.7)	—	—
Foreign exchange contracts	N/A	0.2	—	—	—
Risk participation agreements	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	0.4	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.5)	(0.2)	—	—

Total		5.3	1.3	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.3)	(0.3)	(0.6)	(0.1)
Interest rate locks (2)	Cash flow	—	—	—	—
Interest rate swaps	Fair value	2.5	—	—	—

Total		2.2	(0.3)	(0.6)	(0.1)

Total derivatives		$7.5	$1.0	$(0.6)	$(0.1)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Income relating to T-Locks terminated in 2012 totaled less than $0.1 million at both dates.

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

	Gross	Gross	Net	Gross Amounts Not Offset
As of March 31, 2015 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$1.0	$—	$1.0	$(1.0)	$—	$—
Counterparty B	0.3	—	0.3	(0.3)	—	—
Counterparty C	0.3	—	0.3	(0.3)	—	—
Counterparty D	0.7	—	0.7	(0.7)	—	—
Counterparty E	24.2	—	24.2	(24.2)	—	—
Other counterparties	0.5	—	0.5	(0.5)	—	—
Foreign exchange contracts	1.0	—	1.0	—	—	1.0

Total	$28.0	$—	$28.0	$(27.0)	$—	$1.0

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.8	$—	$11.8	$(1.0)	$(10.8)	$—
Counterparty B	13.2	—	13.2	(0.3)	(12.9)	—
Counterparty C	6.3	—	6.3	(0.3)	(6.0)	—
Counterparty D	10.0	—	10.0	(0.7)	(8.8)	0.5
Counterparty E	79.9	—	79.9	(24.2)	(55.7)	—
Other counterparties	5.6	—	5.6	(0.5)	(5.1)	—
Repurchase agreements (1)	1.0	—	1.0	—	(1.0)	—
Foreign exchange contracts	0.5	—	0.5	—	—	0.5

Total	$128.3	$—	$128.3	$(27.0)	$(100.3)	$1.0

(1)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross	Gross	Net	Gross Amounts Not Offset
As of December 31, 2014 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.7	$—	$2.7	$(2.7)	$—	$—
Counterparty B	1.5	—	1.5	(1.5)	—	—
Counterparty C	2.5	—	2.5	(2.5)	—	—
Counterparty D	3.2	—	3.2	(0.4)	(2.8)	—
Counterparty E	15.7	—	15.7	(15.7)	—	—
Other counterparties	1.3	—	1.3	(1.3)	—	—
Securities purchased under agreements to resell	100.0	—	100.0	—	(100.0)	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8

Total	$127.7	$—	$127.7	$(24.1)	$(102.8)	$0.8

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.8	$—	$11.8	$(2.7)	$(9.1)	$—
Counterparty B	11.8	—	11.8	(1.5)	(10.3)	—
Counterparty C	4.5	—	4.5	(2.5)	(1.9)	0.1
Counterparty D	0.4	—	0.4	(0.4)	—	—
Counterparty E	47.8	—	47.8	(15.7)	(32.1)	—
Other counterparties	11.2	—	11.2	(1.3)	(8.9)	1.0
Repurchase agreements (1)	1.0	—	1.0	—	(1.0)	—
Foreign exchange contracts	0.5	—	0.5	—	—	0.5

Total	$89.0	$—	$89.0	$(24.1)	$(63.3)	$1.6

(1)	Included in other borrowings in the Consolidated Statements of Condition.

NOTE 13. NEW ACCOUNTING STANDARDS

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to the accounting for consumer mortgage loans collateralized by residential real estate to clarify that such loans should, upon foreclosure, be reclassified by a creditor as REO when either (i) the creditor obtains legal title to the real estate collateral or (ii) a deed in lieu of foreclosure, conveying all interest in the real estate to the creditor, is completed. In addition, the amendment requires a creditor to provide additional disclosures with respect to (i) the amount of residential real estate meeting the conditions set forth above and (ii) the recorded investment in consumer mortgage loans secured by residential real estate properties that are in the process of foreclosure. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2015 and did not have a significant impact on the Company’s Consolidated Financial Statements (see Note 3).

Revenue Recognition

In May 2014, the FASB amended its standards with respect to revenue recognition. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The underlying principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As originally proposed, this new guidance, which can be applied retrospectively or through the use of the cumulative effect transition method, was to become effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016 (January 1, 2017 for People’s United) and early adoption was not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date (to January 1, 2018 for People’s United) with early adoption, as of the original effective date, permitted. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Repurchase Agreements

In June 2014, the FASB amended its standards with respect to repurchase agreements to (i) require that repurchase-to-maturity transactions be accounted for as secured borrowings, thereby eliminating the possibility of such transactions qualifying for sale accounting treatment, and (ii) eliminate existing guidance for repurchase financings. The amendment also requires enhanced disclosures for certain transactions accounted for as secured borrowings and transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. In adopting this new guidance, all entities must report changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This amendment became effective for People’s United on January 1, 2015 and did not have a significant impact on the Company’s Consolidated Financial Statements as none of the Company’s repurchase agreements represent repurchase-to-maturity transactions or repurchase financings and all repurchase agreements have been accounted for as secured borrowings.

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

Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure

In August 2014, the FASB amended its standards with respect to the classification of certain government-guaranteed residential mortgage loans to clarify that upon foreclosure of mortgage loans within the scope of the standard, a creditor will be required to reclassify the previously existing mortgage loan to a separate receivable from the guarantor, measured at the amount of the guarantee that it expects to collect. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2015 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Consolidation

In February 2015, the FASB amended its standards with respect to the analysis that a reporting entity must perform in determining whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This new guidance, which can be applied retrospectively or through the use of the cumulative effect transition method, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for People’s United) with early adoption permitted. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB amended its standards with respect to the presentation of debt issuance costs by changing the required presentation of such costs from an asset on the balance sheet to a deduction from the related debt liability. For public business entities this new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for People’s United) and is to be applied retrospectively. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United Financial, Inc. (“People’s United” or the “Company”) with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may, from time to time, contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United or its representatives from time to time may also contain forward-looking statements.

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

Selected Consolidated Financial Information

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions, except per share data)	2015	2014	2014
Earnings Data:
Net interest income (fully taxable equivalent)	$233.9	$233.2	$231.8
Net interest income	228.1	228.1	227.1
Provision for loan losses	9.8	9.9	9.5
Non-interest income	89.0	86.8	79.9
Non-interest expense	217.6	207.7	216.7
Operating non-interest expense (1)	211.6	207.1	211.5
Income before income tax expense	89.7	97.3	80.8
Net income	59.2	64.7	53.1
Operating earnings (1)	63.2	65.1	56.5

Selected Statistical Data:
Net interest margin (2)	2.91%	3.00%	3.17%
Return on average assets (2)	0.66	0.74	0.65
Operating return on average assets (1), (2)	0.71	0.75	0.69
Return on average tangible assets (2)	0.70	0.79	0.69
Return on average stockholders’ equity (2)	5.1	5.5	4.7
Return on average tangible stockholders’ equity (2)	9.2	10.1	8.7
Operating return on average tangible stockholders’ equity (1), (2)	9.9	10.1	9.3
Efficiency ratio (1)	61.9	61.3	63.9

Common Share Data:
Basic and diluted earnings per share	$0.20	$0.22	$0.18
Operating earnings per share (1)	0.21	0.22	0.19
Dividends paid per share	0.165	0.165	0.1625
Dividend payout ratio	83.7%	76.5%	91.5%
Operating dividend payout ratio (1)	78.3	76.0	86.0
Book value per share (end of period)	$15.55	$15.44	$15.35
Tangible book value per share (end of period) (1)	8.58	8.43	8.26
Stock price:
High	15.45	15.50	15.70
Low	13.97	13.61	13.73
Close (end of period)	15.20	15.18	14.87

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2015	2014	2014	2014	2014
Financial Condition Data:
Total assets	$36,407	$35,997	$34,775	$33,921	$33,112
Loans	26,929	26,592	25,954	25,455	24,629
Securities	5,577	5,012	4,687	4,580	4,690
Short-term investments (1)	250	769	508	99	73
Allowance for loan losses	201	198	197	193	190
Goodwill and other acquisition-related intangible assets	2,097	2,103	2,109	2,115	2,121
Deposits	27,150	26,138	25,261	24,089	23,666
Borrowings	3,143	3,692	3,416	3,773	3,887
Notes and debentures	1,042	1,034	1,022	1,040	639
Stockholders’ equity	4,682	4,633	4,655	4,636	4,596
Total risk-weighted assets (2)	28,100	27,513	26,967	26,591	25,749
Non-performing assets (3)	209	224	229	233	231
Net loan charge-offs	7.2	8.5	8.1	6.5	7.0

Average Balances:
Loans	$26,504	$26,136	$25,611	$24,856	$24,248
Securities (4)	5,325	4,718	4,691	4,674	4,908
Short-term investments (1)	276	276	254	206	121
Total earning assets	32,105	31,130	30,556	29,736	29,277
Total assets	35,768	34,763	34,150	33,273	32,799
Deposits	26,579	25,781	24,660	23,851	22,863
Borrowings	3,018	2,854	3,443	3,793	4,348
Notes and debentures	1,041	1,027	1,022	661	639
Total funding liabilities	30,638	29,662	29,125	28,305	27,850
Stockholders’ equity	4,663	4,679	4,648	4,609	4,564

Ratios:
Net loan charge-offs to average total loans (annualized)	0.11%	0.13%	0.13%	0.10%	0.12%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.80	0.88	0.92	0.96	1.00
Originated allowance for loan losses to:
Originated loans (3)	0.74	0.74	0.75	0.75	0.78
Originated non-performing loans (3)	107.5	95.5	94.1	91.7	92.7
Average stockholders’ equity to average total assets	13.0	13.5	13.6	13.9	13.9
Stockholders’ equity to total assets	12.9	12.9	13.4	13.7	13.9
Tangible stockholders’ equity to tangible assets (5)	7.5	7.5	7.8	7.9	8.0
Total risk-based capital (2)	11.9	12.2	12.3	12.5	11.2

(1)	Includes securities purchased under agreements to resell.
(2)	Consolidated. March 31, 2015 calculated in accordance with Basel III capital rules. See Regulatory Capital Requirements.
(3)	Excludes acquired loans.
(4)	Average balances for securities are based on amortized cost.
(5)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United’s underlying operating performance and trends, and facilitates comparisons with the performance of other financial institutions. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangible assets, losses on real estate assets and non-recurring expenses) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans and acquired loans, and non-recurring income) (the denominator). In addition, operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis. People’s United generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) writedowns of banking house assets; (iii) severance-related costs; (iv) merger-related expenses, including acquisition integration and other costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per share (“EPS”) is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP EPS. Operating return on average assets is calculated by dividing operating earnings by average total assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2015	2014	2014
Total non-interest expense	$217.6	$207.7	$216.7

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(5.3)	—	(4.4)
Severance-related costs	(0.7)	(0.6)	(0.8)

Total	(6.0)	(0.6)	(5.2)

Operating non-interest expense	211.6	207.1	211.5

Operating lease expense (1)	(9.3)	(8.9)	(11.1)
Amortization of other acquisition-related intangible assets	(5.9)	(6.2)	(6.2)
Other (2)	(2.0)	(2.4)	(2.0)

Total non-interest expense for efficiency ratio	$194.4	$189.6	$192.2

Net interest income (FTE basis)	$233.9	$233.2	$231.8
Total non-interest income	89.0	86.8	79.9

Total revenues	322.9	320.0	311.7
Adjustments:
Operating lease expense (1)	(9.3)	(8.9)	(11.1)
BOLI FTE adjustment	0.6	0.9	0.6
Net security gains	—	(2.7)	(0.1)
Other (3)	—	0.1	(0.1)

Total revenues for efficiency ratio	$314.2	$309.4	$301.0

Efficiency ratio	61.9%	61.3%	63.9%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions, except per share data)	2015	2014	2014
Net income, as reported	$59.2	$64.7	$53.1

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	5.3	—	4.4
Severance-related costs	0.7	0.6	0.8

Total pre-tax adjustments	6.0	0.6	5.2
Tax effect	(2.0)	(0.2)	(1.8)

Total adjustments, net of tax	4.0	0.4	3.4

Operating earnings	$63.2	$65.1	$56.5

EPS, as reported	$0.20	$0.22	$0.18

Adjustments to arrive at operating EPS:
Writedowns of banking house assets	0.01	—	0.01
Severance-related costs	—	—	—

Total adjustments per share	0.01	—	0.01

Operating EPS	$0.21	$0.22	$0.19

Average total assets	$35,768	$34,763	$32,799

Operating return on average assets (annualized)	0.71%	0.75%	0.69%

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2015	2014	2014
Operating earnings	$63.2	$65.1	$56.5

Average stockholders’ equity	$4,663	$4,679	$4,564
Less: Average goodwill and average other acquisition-related intangible assets	2,100	2,106	2,125

Average tangible stockholders’ equity	$2,563	$2,573	$2,439

Operating return on average tangible stockholders’ equity (annualized)	9.9%	10.1%	9.3%

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2015	2014	2014
Dividends paid	$49.5	$49.5	$48.6

Operating earnings	$63.2	$65.1	$56.5

Operating dividend payout ratio	78.3%	76.0%	86.0%

The following tables summarize People’s United’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share data)	2015	2014	2014	2014	2014
Total stockholders’ equity	$4,682	$4,633	$4,655	$4,636	$4,596
Less: Goodwill and other acquisition-related intangible assets	2,097	2,103	2,109	2,115	2,121

Tangible stockholders’ equity	$2,585	$2,530	$2,546	$2,521	$2,475

Total assets	$36,407	$35,997	$34,775	$33,921	$33,112
Less: Goodwill and other acquisition-related intangible assets	2,097	2,103	2,109	2,115	2,121

Tangible assets	$34,310	$33,894	$32,666	$31,806	$30,991

Tangible equity ratio	7.5%	7.5%	7.8%	7.9%	8.0%

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share data)	2015	2014	2014	2014	2014
Tangible stockholders’ equity	$2,585	$2,530	$2,546	$2,521	$2,475

Common shares issued	397.81	396.85	396.71	396.66	396.45
Less: Common shares classified as treasury shares	89.05	89.05	89.04	89.03	89.03
Unallocated ESOP common shares	7.58	7.67	7.75	7.84	7.93

Common shares	301.18	300.13	299.92	299.79	299.49

Tangible book value per share	$8.58	$8.43	$8.49	$8.41	$8.26

Recent Developments

As previously disclosed, effective February 23, 2015, the Company converted to a bank holding company simultaneously with People’s United Bank’s (the “Bank”) conversion to a national banking association. Prior to that date, the Company was a savings and loan holding company within the meaning of the Home Owners’ Loan Act and the Bank was a federally-chartered savings bank. These changes primarily affect the manner in which both the Company and the Bank are regulated, and are not expected to have a material effect on either the Company’s or the Bank’s financial condition or results of operations.

Financial Overview

People’s United reported net income of $59.2 million, or $0.20 per diluted share, for the three months ended March 31, 2015, compared to $53.1 million, or $0.18 per diluted share, for the year-ago period. Operating earnings were $63.2 million, or $0.21 per share, and $56.5 million, or $0.19 per share, for the respective periods. Compared to the year-ago period, first quarter 2015 earnings reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.71% for the three months ended March 31, 2015 compared to 0.69% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.9% for the three months ended March 31, 2015 compared to 9.3% for the year-ago period.

Compared to the first quarter of 2014, FTE net interest income increased $2.1 million to $233.9 million and the net interest margin decreased 26 basis points to 2.91%. FTE net interest income increased $0.7 million and the net interest margin decreased nine basis points compared to the fourth quarter of 2014 (see Net Interest Income).

Average total earning assets increased $2.8 billion compared to the first quarter of 2014, primarily reflecting increases of $2.3 billion in average total loans and $417 million in average securities. Average total funding liabilities increased $2.8 billion compared to the year-ago quarter, reflecting increases of $3.7 billion in average total deposits and $402 million in average notes and debentures, partially offset by a $1.3 billion decrease in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $9.1 million and total non-interest expense increased $0.9 million. The efficiency ratio was 61.9% for the first quarter of 2015 compared to 63.9% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the first quarter of 2015 totaled $9.8 million compared to $9.5 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.11% in the first quarter of 2015 compared to 0.12% in the year-ago quarter. The allowance for loan losses on originated loans was $191.1 million at March 31, 2015, a $3.0 million increase from December 31, 2014. The allowance for loan losses on acquired loans was $9.8 million and $10.2 million at March 31, 2015 and December 31, 2014, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $208.8 million at March 31, 2015, a $15.3 million decrease from December 31, 2014. At March 31, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.74% and as a percentage of originated non-performing loans was 107.5% (see Asset Quality).

People’s United’s total stockholders’ equity was $4.7 billion at March 31, 2015 compared to $4.6 billion at December 31, 2014. Stockholders’ equity as a percentage of total assets was 12.9% at both March 31, 2015 and December 31, 2014. Tangible stockholders’ equity as a percentage of tangible assets was 7.5% at both March 31, 2015 and December 31, 2014 (see Stockholders’ Equity and Dividends). The Bank’s and People’s United’s (consolidated) Total risk-based capital ratios were 13.1% and 11.9%, respectively, at March 31, 2015 compared to 13.0% and 12.2%, respectively, at December 31, 2014 (see Regulatory Capital Requirements).

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

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to Wealth Management, this presentation results in the allocation of the Company’s insurance business and certain trust activities to the Commercial Banking segment, and the allocation of the Company’s brokerage business and certain other trust activities to the Retail Banking segment.

People’s United uses an internal profitability reporting system, which generates information by operating segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which are subjective in nature, are subject to periodic review and refinement. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole.

FTP is used in the calculation of each operating segment’s net interest income, and measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income (see Treasury). For fixed-term assets and liabilities, the FTP rate is assigned at the time the asset or liability is originated by reference to the Company’s FTP yield curve, which is updated daily. For non-maturity-term assets and liabilities, the FTP rate is determined based upon the underlying characteristics, or behavior, of each particular product and results in the use of a historical rolling average FTP rate determined over a period that is most representative of the average life of the particular asset or liability. While the Company’s FTP methodology serves to remove interest rate risk (“IRR”) from the operating segments and better facilitate pricing decisions, thereby allowing management to more effectively assess the longer-term profitability of an operating segment, it may, in sustained periods of low and/or high interest rates, result in a measure of operating segment net interest income that is not reflective of current interest rates. During the first quarter of 2015, the Company modified its FTP methodology relating to certain deposit products that resulted in a reduction in the funding credit recognized within net interest income for Commercial Banking and Retail Banking, with the offset reflected in Treasury. Prior period segment results have not been adjusted and continue to reflect the previous FTP methodology.

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

People’s United allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets and average total liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance. During the first quarter of 2015, the Company modified its cost allocation methodology to allocate branch costs associated with servicing certain customers, which resulted in an increase in non-interest expense for Commercial Banking and Wealth Management, with the offset reflected in Retail Banking. Prior period segment results have not been adjusted and continue to reflect the previous cost allocation methodology.

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

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test as described below. In 2014, People’s United elected to perform the two-step impairment test in its evaluation of goodwill impairment as of October 1st (the annual impairment evaluation date).

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

Segment Performance Summary

Three Months Ended			Total
March 31, 2015	Commercial	Retail	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$134.1	$86.6	$220.7	$14.2	$(6.8)	$228.1
Provision for loan losses	11.5	3.8	15.3	—	(5.5)	9.8
Total non-interest income	46.0	39.9	85.9	2.6	0.5	89.0
Total non-interest expense	76.6	131.7	208.3	2.5	6.8	217.6

Income (loss) before income tax expense (benefit)	92.0	(9.0)	83.0	14.3	(7.6)	89.7
Income tax expense (benefit)	31.2	(3.1)	28.1	4.9	(2.5)	30.5

Net income (loss)	$60.8	$(5.9)	$54.9	$9.4	$(5.1)	$59.2

Average total assets	$20,891.9	$8,327.6	$29,219.5	$5,949.3	$599.5	$35,768.3
Average total liabilities	5,036.2	19,069.2	24,105.4	6,679.2	320.6	31,105.2

Three Months Ended			Total
March 31, 2014	Commercial	Retail	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$122.4	$107.1	$229.5	$2.5	$(4.9)	$227.1
Provision for loan losses	10.9	4.4	15.3	—	(5.8)	9.5
Total non-interest income	35.6	40.5	76.1	1.8	2.0	79.9
Total non-interest expense	67.6	136.6	204.2	1.8	10.7	216.7

Income (loss) before income tax expense (benefit)	79.5	6.6	86.1	2.5	(7.8)	80.8
Income tax expense (benefit)	27.2	2.3	29.5	0.9	(2.7)	27.7

Net income (loss)	$52.3	$4.3	$56.6	$1.6	$(5.1)	$53.1

Average total assets	$18,142.8	$8,689.1	$26,831.9	$5,322.0	$644.9	$32,798.8
Average total liabilities	3,899.3	19,118.4	23,017.7	4,874.4	342.6	28,234.7

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

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net interest income	$134.1	$122.4
Provision for loan losses	11.5	10.9
Total non-interest income	46.0	35.6
Total non-interest expense	76.6	67.6

Income before income tax expense	92.0	79.5
Income tax expense	31.2	27.2

Net income	$60.8	$52.3

Average total assets	$20,891.9	$18,142.8
Average total liabilities	5,036.2	3,899.3

Commercial Banking net income increased $8.5 million compared to the first quarter of 2014, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $11.7 million increase in net interest income primarily reflects continued loan growth, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans. Included in non-interest income in the first quarter of 2015 are net gains on sales of acquired loans totaling $1.9 million. Excluding these net gains, non-interest income increased $8.5 million compared to the year-ago period, primarily reflecting increases in commercial banking lending fees and customer interest rate swap income. The $9.0 million increase in non-interest expense in the first quarter of 2015 compared to the first quarter of 2014 primarily reflects a higher level of allocated expenses. Average total assets increased $2.7 billion and average total liabilities increased $1.1 billion compared to the first quarter of 2014, reflecting loan and deposit growth. In addition, during the three months ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer business deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net interest income	$86.6	$107.1
Provision for loan losses	3.8	4.4
Total non-interest income	39.9	40.5
Total non-interest expense	131.7	136.6

(Loss) income before income tax expense (benefit)	(9.0)	6.6
Income tax (benefit) expense	(3.1)	2.3

Net (loss) income	$(5.9)	$4.3

Average total assets	$8,327.6	$8,689.1
Average total liabilities	19,069.2	19,118.4

Retail Banking’s net loss in the first quarter of 2015 compared to net income in the first quarter of 2014 primarily reflects a $20.5 million decrease in net interest income. The decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans, and lower FTP funding credits, partially offset by an increase in average residential mortgage loans. The $4.9 million decrease in non-interest expense primarily reflects a lower level of direct and allocated expenses. Average total assets decreased $362 million and average total liabilities decreased $49 million compared to the first quarter of 2014. During the three months ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Treasury encompasses the securities portfolio, short-term investments, brokered deposits, wholesale borrowings and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the IRR component of People’s United’s net interest income as calculated by its FTP model in deriving each operating segment’s net interest income. Under this process, the funding center buys funds from liability-generating business lines, such as consumer deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United’s Treasury group and is based on the wholesale cost to People’s United of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing IRR to the Treasury group.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net interest income	$14.2	$2.5
Total non-interest income	2.6	1.8
Total non-interest expense	2.5	1.8

Income before income tax expense	14.3	2.5
Income tax expense	4.9	0.9

Net income	$9.4	$1.6

Average total assets	$5,949.3	$5,322.0
Average total liabilities	6,679.2	4,874.4

Treasury’s net income increased $7.8 million in the first quarter of 2015 compared to the first quarter of 2014. The improvement in net interest income primarily reflects lower FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The increase in non-interest expense primarily reflects an increase in allocated expenses. Average total assets increased $627 million compared to the first quarter of 2014, primarily reflecting an increase in average securities. The $1.8 billion increase in average total liabilities compared to the first quarter of 2014 primarily reflects increases of $2.2 billion in average brokered deposits and $402 million in notes and debentures, partially offset by a $1.3 billion decrease in average total borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as one-time charges (included in total non-interest expense) totaling $6.0 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net interest loss	$(6.8)	$(4.9)
Provision for loan losses	(5.5)	(5.8)
Total non-interest income	0.5	2.0
Total non-interest expense	6.8	10.7

Loss before income tax benefit	(7.6)	(7.8)
Income tax benefit	(2.5)	(2.7)

Net loss	$(5.1)	$(5.1)

Average total assets	$599.5	$644.9
Average total liabilities	320.6	342.6

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for the first quarter of 2015, the average effective federal funds rate was 0.11%. The net interest margin was 2.91% in the first quarter of 2015 compared to 3.00% in the fourth quarter of 2014 and 3.17% in the first quarter of 2014. The decline in the net interest margin from the fourth quarter of 2014 primarily reflects two fewer calendar days, continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

First Quarter 2015 Compared to First Quarter 2014

FTE net interest income increased $2.1 million compared to the first quarter of 2014, reflecting a $6.0 million increase in total interest and dividend income (including an $8.0 million decrease in interest income on acquired loans) partially offset by a $3.9 million increase in total interest expense, and the net interest margin decreased 26 basis points to 2.91%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio (which reduced the net interest margin by 19 basis points) and increases in average deposit and investment balances (which reduced the net interest margin by four and two basis points, respectively).

Average total earning assets were $32.1 billion in the first quarter of 2015, a $2.8 billion increase from the first quarter of 2014, primarily reflecting increases of $2.3 billion in average total loans, $417 million in average securities and $155 million in average short-term investments. Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in the first quarter of 2015, compared to 83%, 16% and 1%, respectively, in the year-ago quarter. In the current quarter, the yield earned on the total loan portfolio was 3.55% and the yield earned on securities and short-term investments was 2.20%, compared to 3.84% and 2.18%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 46% of the loan portfolio had floating interest rates at March 31, 2015 compared to 47% at December 31, 2014.

The average total commercial and residential mortgage loan portfolios increased $1.7 billion and $528 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans increased $38 million compared to the year-ago quarter, reflecting a $52 million increase in average home equity loans partially offset by a $14 million decrease in average indirect auto loans.

Average total funding liabilities were $30.6 billion in the first quarter of 2015, a $2.8 billion increase from the year-ago period, reflecting increases of $3.7 billion in average total deposits and $402 million in average notes and debentures, partially offset by a $1.3 billion decrease in average total borrowings. The increase in average total deposits reflects organic growth and a $2.2 billion increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits, average non-interest-bearing deposits and average time deposits increased $995 million, $416 million and $60 million, respectively. Average total deposits comprised 87% and 82% of average total funding liabilities in the first quarter of 2015 and the year-ago period, respectively. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The one basis point increase to 0.42% in the rate paid on average total funding liabilities primarily reflects an increase in total borrowing costs as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average deposits decreased one basis point from the first quarter of 2014, primarily reflecting a six basis point decrease in time deposits. Average savings and money market deposits and average time deposits comprised 59% and 20%, respectively, of average total deposits in the first quarter of 2015 compared to 58% and 19%, respectively, in the comparable 2014 period.

First Quarter 2015 Compared to Fourth Quarter 2014

FTE net interest income increased $0.7 million compared to the fourth quarter of 2014, reflecting a $1.4 million increase in total interest and dividend income partially offset by a $0.7 million increase in total interest expense, and the net interest margin decreased nine basis points to 2.91%. The decline in the net interest margin primarily reflects two fewer calendar days (which reduced the net interest margin by five basis points) and new loan volume at rates lower than the existing portfolio (which reduced the net interest margin by two basis points).

Average total earning assets increased $975 million, primarily reflecting increases of $607 million in average securities and $368 million in average total loans. The average total commercial and residential mortgage loan portfolios increased $235 million and $132 million, respectively, compared to the fourth quarter of 2014.

Average total funding liabilities increased $976 million, reflecting increases of $798 million in average total deposits and $165 million in average total borrowings. The increase in average total deposits reflects organic growth and a $215 million increase in average brokered deposits. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2015			December 31, 2014			March 31, 2014
Three Months Ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$275.9	$0.1	0.20%	$276.1	$0.1	0.20%	$120.9	$0.1	0.19%
Securities (3)	5,325.0	30.7	2.31	4,718.4	26.7	2.26	4,907.9	27.3	2.23
Loans:
Commercial (4)	9,896.0	91.5	3.70	9,694.2	91.5	3.78	8,702.7	87.8	4.04
Commercial real estate	9,401.6	85.3	3.63	9,368.8	87.7	3.75	8,904.5	88.7	3.98
Residential mortgage	5,010.1	40.4	3.23	4,877.8	40.0	3.28	4,482.4	37.9	3.38
Consumer	2,196.4	18.1	3.30	2,195.0	18.7	3.40	2,158.7	18.3	3.40

Total loans	26,504.1	235.3	3.55	26,135.8	237.9	3.64	24,248.3	232.7	3.84

Total earning assets	32,105.0	$266.1	3.32%	31,130.3	$264.7	3.40%	29,277.1	$260.1	3.55%

Other assets	3,663.3			3,633.1			3,521.7

Total assets	$35,768.3			$34,763.4			$32,798.8

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,603.2	$—	—%	$5,575.7	$—	—%	$5,187.5	$—	—%
Savings, interest-bearing checking and money market	15,692.0	10.0	0.26	15,035.6	9.8	0.26	13,278.3	8.6	0.26
Time	5,284.1	12.2	0.92	5,169.5	11.9	0.92	4,397.6	10.7	0.98

Total deposits	26,579.3	22.2	0.33	25,780.8	21.7	0.34	22,863.4	19.3	0.34

Borrowings:
Federal Home Loan Bank advances	2,058.0	2.2	0.42	1,943.4	2.0	0.42	3,221.6	2.6	0.32
Customer repurchase agreements	486.6	0.2	0.18	461.1	0.2	0.19	610.3	0.3	0.17
Federal funds purchased	472.5	0.2	0.17	447.8	0.2	0.16	507.6	0.2	0.19
Other borrowings	1.0	—	1.78	1.3	—	1.36	8.3	—	0.25

Total borrowings	3,018.1	2.6	0.34	2,853.6	2.4	0.34	4,347.8	3.1	0.28

Notes and debentures	1,040.7	7.4	2.83	1,027.5	7.4	2.90	639.2	5.9	3.69

Total funding liabilities	30,638.1	$32.2	0.42%	29,661.9	$31.5	0.43%	27,850.4	$28.3	0.41%

Other liabilities	467.1			422.3			384.3

Total liabilities	31,105.2			30,084.2			28,234.7
Stockholders’ equity	4,663.1			4,679.2			4,564.1

Total liabilities and stockholders’ equity	$35,768.3			$34,763.4			$32,798.8

Net interest income/spread (5)		$233.9	2.90%		$233.2	2.97%		$231.8	3.14%

Net interest margin			2.91%			3.00%			3.17%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $5.8 million, $5.1 million and $4.7 million for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Volume and Rate Analysis

The following table shows the extent to which changes in interest rates and changes in the volume of average total earning assets and average interest-bearing liabilities have affected People’s United’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rates); changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and the total change. Changes attributable to both volume and rate have been allocated proportionately.

	Three Months Ended March 31, 2015 Compared To
	March 31, 2014 Increase (Decrease)			December 31, 2014 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$(0.1)	$—	$—	$—	$—
Securities	2.4	1.0	3.4	3.5	0.5	4.0
Loans:
Commercial	11.4	(7.7)	3.7	1.9	(1.9)	—
Commercial real estate	4.8	(8.2)	(3.4)	0.3	(2.7)	(2.4)
Residential mortgage	4.3	(1.8)	2.5	1.1	(0.7)	0.4
Consumer	0.3	(0.5)	(0.2)	—	(0.6)	(0.6)

Total loans	20.8	(18.2)	2.6	3.3	(5.9)	(2.6)

Total change in interest and dividend income	23.3	(17.3)	6.0	6.8	(5.4)	1.4

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.5	(0.1)	1.4	0.4	(0.2)	0.2
Time	2.1	(0.6)	1.5	0.3	—	0.3

Total deposits	3.6	(0.7)	2.9	0.7	(0.2)	0.5

Borrowings:
Federal Home Loan Bank advances	(1.0)	0.6	(0.4)	0.1	0.1	0.2
Customer repurchase agreements	—	—	—	—	—	—
Federal funds purchased	(0.1)	—	(0.1)	—	—	—
Other borrowings	—	—	—	—	—	—

Total borrowings	(1.1)	0.6	(0.5)	0.1	0.1	0.2

Notes and debentures	3.1	(1.6)	1.5	0.2	(0.2)	—

Total change in interest expense	5.6	(1.7)	3.9	1.0	(0.3)	0.7

Change in net interest income	$17.7	$(15.6)	$2.1	$5.8	$(5.1)	$0.7

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Bank service charges	$30.1	$32.0	$30.5
Commercial banking lending fees	12.3	8.6	8.8
Investment management fees	10.8	10.5	9.8
Operating lease income	10.8	10.2	11.3
Insurance revenue	7.6	6.6	7.7
Brokerage commissions	3.2	3.4	3.2
Net gains (losses) on sales of acquired loans	1.9	(0.3)	—
Net gains on sales of residential mortgage loans	0.7	1.0	0.8
Other non-interest income:
Customer interest rate swap income, net	5.3	3.2	1.4
BOLI	1.1	1.7	1.3
Net security gains	—	2.7	0.1
Other	5.2	7.2	5.0

Total other non-interest income	11.6	14.8	7.8

Total non-interest income	$89.0	$86.8	$79.9

Total non-interest income increased $9.1 million compared to the first quarter of 2014 and $2.2 million compared to the fourth quarter of 2014. The increase in non-interest income compared to the first quarter of 2014 primarily reflects increases in customer interest rate swap income, commercial banking lending fees and net gains on sales of acquired loans. The increase compared to the fourth quarter of 2014 primarily reflects increases in commercial banking lending fees, net gains on sales of acquired loans, customer interest rate swap income and insurance revenue, partially offset by a decrease in net security gains and bank service charges.

Bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) (see below). The increase in insurance revenue from the fourth quarter of 2014 reflects the seasonal nature of insurance renewals.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $10.0 billion and $5.7 billion, respectively, at March 31, 2015, compared to $10.8 billion and $5.6 billion, respectively, at December 31, 2014.

The increase in commercial banking lending fees compared to both the first and fourth quarters of 2014 primarily reflects higher prepayment fees in the first quarter of 2015. Compared to fourth quarter of 2014, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers. The decrease in net gains on sales of residential mortgage loans from the fourth quarter of 2014 primarily reflects a 14% decline in the volume of residential mortgage loan sales and narrower spreads on pricing. Net gains on sales of acquired loans in the first quarter of 2015 reflect sales of acquired loans with contractual balances of $21.2 million and carrying amounts of $18.9 million.

On an FTE basis, BOLI income totaled $1.7 million in the first quarter of 2015, compared to $1.9 million in the year-ago quarter and $2.6 million in the fourth quarter of 2014. BOLI income in the fourth quarter of 2014 includes death benefits received totaling $0.5 million. Net security gains in the fourth quarter of 2014 include a $2.3 million gain resulting from the call of a single security acquired in a previous acquisition.

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

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Compensation and benefits	$114.8	$108.2	$110.4
Occupancy and equipment	38.7	36.3	38.0
Professional and outside service fees	15.8	14.7	15.3
Regulatory assessments	9.3	9.4	8.7
Operating lease expense	9.3	8.9	11.1
Amortization of other acquisition-related intangibles	5.9	6.2	6.2
Other non-interest expense:
Stationery, printing, postage and telephone	4.8	5.1	5.4
Advertising and promotion	2.3	3.7	2.5
Other	16.7	15.2	19.1

Total other non-interest expense	23.8	24.0	27.0

Total non-interest expense	$217.6	$207.7	$216.7

Efficiency ratio	61.9%	61.3%	63.9%

Total non-interest expense increased $0.9 million compared to the first quarter of 2014 and $9.9 million compared to the fourth quarter of 2014. Included in total non-interest expense are non-operating expenses (see below) totaling $6.0 million in the first quarter of 2015, $0.6 million in the fourth quarter of 2014 and $5.2 million in the first quarter of 2014.

The improvement in the efficiency ratio compared to the first quarter of 2014 reflects an increase in adjusted total revenues partially offset by an increase in adjusted total expenses. As compared to the fourth quarter of 2014, the increase in the efficiency ratio primarily reflects an increase in adjusted total expenses, partially offset by an increase in adjusted total revenues (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $4.4 million compared to the year-ago quarter and $6.6 million compared to the fourth quarter of 2014. Compensation and benefits includes severance-related costs (non-operating expenses) totaling $0.7 million in the first quarter of 2015, $0.6 million in the fourth quarter of 2014 and $0.8 million in the first quarter of 2014. The year-over-year increase ($4.5 million excluding non-operating expenses) primarily reflects normal merit increases and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance. The increase from the fourth quarter of 2014 ($6.5 million excluding non-operating expenses) primarily reflects higher payroll and benefit-related costs in the first quarter of 2015.

The increase in occupancy and equipment compared to the fourth quarter of 2014 primarily reflects seasonally-higher costs incurred in the first quarter of 2015. The increase in operating lease expense compared to the fourth quarter of 2014 relates to the higher level of equipment leased to PCLC customers. The decrease in advertising and promotion compared to the fourth quarter of 2014 reflects the timing of certain advertising campaigns.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments compared to the first quarter of 2014 primarily reflects the increase in the Bank’s average total assets.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2015 and each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; $9.4 million in 2019; and $9.0 million in 2020.

Other non-interest expense in the first quarter of 2015 and 2014 includes charges associated with the writedowns of certain banking house assets (non-operating) totaling $5.3 million and $4.4 million, respectively.

Income Taxes

People’s United’s effective income tax rate was 34.0% for the first quarter of 2015, which approximates the expected income tax rate for the full-year of 2015, compared to 33.9% for the full-year of 2014. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2015 were $36.4 billion, a $410 million increase from December 31, 2014, reflecting increases of $565 million in total securities and $337 million in total loans, partially offset by decreases of $457 million in cash and cash equivalents and $100 million in securities purchased under agreements to resell. The increase in total securities reflects purchases of U.S. Treasury and agency securities, Federal Reserve Bank (“FRB”) stock, residential mortgage-backed securities and municipal securities. The increase in total loans from December 31, 2014 to March 31, 2015 reflects increases of $238 million in commercial loans and $119 million in residential mortgage loans. Originated loans increased $430 million from December 31, 2014 to $26.0 billion (commercial loans increased $317 million and retail loans increased $114 million) and acquired loans decreased $93 million. At March 31, 2015, the carrying amount of the acquired loan portfolio totaled $958 million. The decrease in cash and cash equivalents primarily reflects a $446 million decrease in interest-bearing deposits at the FRB of New York.

Non-performing assets (excluding acquired non-performing loans) totaled $208.8 million at March 31, 2015, a $15.3 million decrease from December 31, 2014, primarily reflecting decreases in non-performing commercial real estate loans of $16.9 million and non-performing commercial and industrial loans of $13.2 million, partially offset by increases in and non-performing equipment financing loans of $9.5 million. The allowance for loan losses was $200.9 million ($191.1 million on originated loans and $9.8 million on acquired loans) at March 31, 2015, compared to $198.3 million ($188.1 million on originated loans and $10.2 million on acquired loans) at December 31, 2014. At March 31, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.74% and as a percentage of originated non-performing loans was 107.5%, compared to 0.74% and 95.5%, respectively, at December 31, 2014.

At March 31, 2015, total liabilities were $31.7 billion, a $361 million increase from December 31, 2014, reflecting increases of $1.0 billion in total deposits, including a $5 million decrease in brokered deposits, partially offset by a $549 million decrease in total borrowings.

People’s United’s total stockholders’ equity was $4.7 billion at March 31, 2015, a $48.8 million increase from December 31, 2014. This increase primarily reflects net income of $59.2 million for the three month ended March 31, 2015 and a $27.6 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2014, partially offset by dividends paid of $49.5 million in the three months ended March 31, 2015. As a percentage of total assets, stockholders’ equity was 12.9% at both March 31, 2015 and December 31, 2014. Tangible stockholders’ equity as a percentage of tangible assets was 7.5% at both March 31, 2015 and December 31, 2014.

People’s United’s (consolidated) Tier 1 Leverage, Common Equity Tier 1, and Tier 1 and Total Risk-Based capital ratios were 8.3%, 10.0%, 10.0% and 11.9%, respectively, at March 31, 2015 (calculated in accordance with Basel III capital rules), compared to 7.9%, 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014. The Bank’s Tier 1 Leverage, Common Equity Tier 1, and Tier 1 and Total Risk-Based capital ratios were 8.8%, 10.6%, 10.6% and 13.1%, respectively, at March 31, 2015 (calculated in accordance with Basel III capital rules), compared to 8.5%, 10.5%, 10.5% and 13.1%, respectively, at December 31, 2014 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	March 31,	December 31,
(in millions)	2015	2014
Property Type:
Residential (multi-family)	$3,442.6	$3,378.4
Retail	2,349.3	2,422.0
Office buildings	2,179.3	2,185.3
Industrial/manufacturing	568.2	538.6
Hospitality/entertainment	482.4	424.2
Mixed/special use	182.8	165.2
Self storage	137.6	147.3
Land	61.5	62.7
Health care	18.7	19.2
Other	48.0	61.4

Total commercial real estate	$9,470.4	$9,404.3

Commercial and Industrial

	March 31,	December 31,
(in millions)	2015	2014
Industry:
Service	$1,339.8	$1,328.5
Finance and insurance	1,312.7	1,174.9
Manufacturing	973.3	949.9
Real estate, rental and leasing	812.0	873.5
Wholesale distribution	794.4	802.6
Health services	768.6	724.0
Retail sales	622.7	589.0
Transportation/utility	238.0	202.8
Construction	186.7	194.4
Arts/entertainment/recreation	142.1	130.4
Information/media	102.5	102.2
Public administration	52.6	57.2
Mining, oil and gas	27.6	28.2
Other	32.5	32.0

Total commercial and industrial	$7,405.5	$7,189.6

Equipment Financing

	March 31,	December 31,
(in millions)	2015	2014
Industry:
Transportation/utility	$1,003.8	$994.8
Construction	368.8	371.4
Finance, insurance and real estate	323.6	328.3
Waste	204.2	211.8
Printing	185.5	192.5
Manufacturing	163.0	174.9
Wholesale distribution	138.8	146.8
Packaging	134.1	140.0
Mining, oil and gas	85.3	104.6
Service	64.7	68.4
Health services	55.5	51.9
Other	94.0	80.1

Total equipment financing	$2,821.3	$2,865.5

Residential Mortgage

	March 31,	December 31,
(in millions)	2015	2014
Adjustable-rate	$4,501.7	$4,393.8
Fixed-rate	548.8	538.2

Total residential mortgage	$5,050.5	$4,932.0

Consumer

	March 31,	December 31,
(in millions)	2015	2014
Home equity lines of credit	$1,937.5	$1,945.9
Home equity loans	191.9	197.2
Indirect auto	23.2	26.5
Other	28.9	31.0

Total consumer	$2,181.5	$2,200.6

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

The Office of the Comptroller of the Currency ( “OCC”) guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2015 are $26.9 million of such loans. Of this amount, $17.7 million, or 66%, were less than 90 days past due on their payments as of that date.

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

During the three months ended March 31, 2015, we performed 14 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $17.9 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At March 31, 2015, the loan portfolio included $1.0 billion of interest-only residential mortgage loans, of which $1.0 million are stated income loans (which People’s United has not offered since mid-2007). People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2015, non-performing residential mortgage loans totaling $1.9 million had current LTV ratios of more than 100%. At March 31, 2015, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 751, respectively.

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

During the three months ended March 31, 2015, the Company repurchased one residential mortgage loan from government sponsored enterprises (“GSEs”) and other parties that we had previously sold to the GSEs and other parties. The balances of the loan at the time of the repurchase totaled $0.1 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued two investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of March 31, 2015.

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

The following table sets forth, as of March 31, 2015, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2015	$152.0
2016	256.2
2017	330.2
2018	334.5
2019	155.3
2020	264.0
Later years	2,199.8

Total	$3,692.0

Essentially all of our HELOCs (92%) are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of March 31, 2015 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,776.9	$15.4	0.87%
Amortizing payment	160.6	8.1	5.02

For the three months ended March 31, 2015, 34% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2015, full and complete first lien position data was not readily available for 46% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2015, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $7.7 million.

As of March 31, 2015, full and complete first lien position data was readily available for 54%, or $1.1 billion, of the home equity portfolio. Of that total, 38%, or $438.5 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $153.5 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2015, there were 48 loans totaling $3.9 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 30 of the loans (totaling $1.8 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 30 loans was $0.4 million as of March 31, 2015. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of March 31, 2015.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2015, 89% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of March 31, 2015, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 757, respectively.

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

People’s United’s construction loan portfolio totaled $659.5 million (2% of total loans) at March 31, 2015. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.1 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2015, construction loans totaling $372.7 million had remaining available interest reserves of $33.8 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $16.4 million of restructured construction loans at March 31, 2015.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during the three months ended March 31, 2015.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during the three months ended March 31, 2015.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2015. As part of its ongoing assessment of the allowance for loan losses, People’s United made refinements to certain underlying assumptions used in its methodology during 2014, including the loss emergence period and selected qualitative factors. These refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the three months ended March 31, 2015.

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

Provision and Allowance for Loan Losses

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2015	2014	2014
Allowance for loan losses on originated loans:
Balance at beginning of period	$188.1	$185.0	$177.5
Charge-offs	(8.1)	(9.7)	(6.4)
Recoveries	0.9	1.2	0.9

Net loan charge-offs	(7.2)	(8.5)	(5.5)
Provision for loan losses	10.2	11.6	8.0

Balance at end of period	$191.1	$188.1	$180.0

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.2	$11.9	$10.3
Charge-offs	—	—	(1.5)
Provision for loan losses	(0.4)	(1.7)	1.5

Balance at end of period	$9.8	$10.2	$10.3

Commercial originated allowance for loan losses as a percentage of originated commercial banking loans	0.91%	0.91%	0.95%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.26	0.27	0.32
Total originated allowance for loan losses as a percentage of:
Originated loans	0.74	0.74	0.78
Originated non-performing loans	107.5	95.5	92.7

The provision for loan losses on originated loans totaled $10.2 million in the first quarter of 2015, reflecting $7.2 million in net loan charge-offs (including $3.2 million against previously-established specific reserves) and a $6.2 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $11.6 million in the fourth quarter of 2014, reflecting $8.5 million in net loan charge-offs (including $4.0 million against previously-established specific reserves) and a $7.1 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $8.0 million in the first quarter of 2014, reflecting $5.5 million in net loan charge-offs (including $2.5 million against previously-established specific reserves) and a $5.0 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans in both the first quarter of 2015 and the fourth quarter of 2014 reflect allowance reversals. The provision for loan losses on acquired loans in the first quarter of 2014 reflects loan impairment primarily attributable to a single credit.

Management believes that the level of the allowance for loan losses at March 31, 2015 is appropriate to cover probable losses.

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

Net Loan Charge-Offs

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(in millions)	2015	2014	2014
Commercial:
Commercial real estate	$2.8	$3.3	$2.9
Commercial and industrial	2.1	3.2	0.6
Equipment financing	1.1	—	0.5

Total	6.0	6.5	4.0

Retail:
Residential mortgage	0.4	0.2	1.0
Home equity	0.5	1.3	1.7
Other consumer	0.3	0.5	0.3

Total	1.2	2.0	3.0

Total net loan charge-offs	$7.2	$8.5	$7.0

Net Loan Charge-Offs as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2015	2014	2014
Commercial:
Commercial real estate	0.12%	0.14%	0.13%
Commercial and industrial	0.12	0.19	0.04
Equipment financing	0.04	—	0.08

Retail:
Residential mortgage	0.03	0.02	0.08
Home equity	0.10	0.24	0.33
Other consumer	1.62	2.87	1.45
Total portfolio	0.11%	0.13%	0.12%

Net loan charge-offs as a percentage of average total loans (annualized) were 0.11%. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2015 or December 31, 2014.

Non-Performing Assets

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2015	2014	2014	2014	2014
Originated non-performing loans:
Commercial:
Commercial real estate	$43.3	$60.2	$56.0	$59.7	$60.1
Commercial and industrial	42.6	55.8	52.8	45.8	41.7
Equipment financing	34.9	25.4	29.3	30.7	22.0

Total	120.8	141.4	138.1	136.2	123.8

Retail:
Residential mortgage	37.5	37.6	41.8	44.8	51.3
Home equity	19.4	17.9	16.6	18.0	19.0
Other consumer	0.1	0.1	0.1	0.1	0.2

Total	57.0	55.6	58.5	62.9	70.5

Total originated non-performing loans (1)	177.8	197.0	196.6	199.1	194.3
REO:
Residential	16.5	13.6	16.2	14.9	17.0
Commercial	10.2	11.0	12.4	13.9	16.5

Total REO	26.7	24.6	28.6	28.8	33.5

Repossessed assets	4.3	2.5	3.5	4.8	3.7

Total non-performing assets	$208.8	$224.1	$228.7	$232.7	$231.5

Originated non-performing loans as a percentage of originated loans	0.68%	0.77%	0.79%	0.82%	0.84%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.80	0.88	0.92	0.96	1.00
Tangible stockholders’ equity and originated allowance for loan losses	7.52	8.24	8.37	8.61	8.72

(1)	Reported net of government guarantees totaling: $17.5 million at March 31, 2015; $17.6 million at December 31, 2014; $18.1 million at September 30, 2014; $18.4 million at June 30, 2014; and $19.2 million at March 31, 2014. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $72.2 million and $2.6 million, respectively, at March 31, 2015; $100.6 million and $3.0 million, respectively, at December 31, 2014; $113.3 million and $3.0 million, respectively, at September 30, 2014; $114.1 million and $4.2 million, respectively, at June 30, 2014; and $141.4 million and $4.3 million, respectively, at March 31, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $15.3 million from December 31, 2014 and equaled 0.80% of originated loans, real estate owned (“REO”) and repossessed assets at March 31, 2015. The decrease in total non-performing assets from December 31, 2014 primarily reflects decreases in non-performing commercial real estate loans of $16.9 million and non-performing commercial and industrial loans of $13.2 million, partially offset by increases in non-performing equipment financing loans of $9.5 million and REO of $2.1 million.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $606.0 million in originated potential problem loans at March 31, 2015. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2015, originated potential problem loans consisted of commercial and industrial loans ($284.4 million), commercial real estate loans ($83.8 million) and equipment financing loans ($237.8 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At March 31, 2015, People’s United (parent company) liquid assets included $198 million in intercompany short-term advances to the Bank and $128 million in debt securities available for sale while the Bank’s liquid assets included $557 million in cash and cash equivalents and $4.3 billion in debt securities available for sale. Securities available for sale with a fair value of $1.47 billion at March 31, 2015 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $27.1 billion at March 31, 2015 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.1 billion and $1.0 billion, respectively, at March 31, 2015, representing 9% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”) of Boston and the FRB of New York, and repurchase agreements. At March 31, 2015, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB of New York for advances and (ii) repurchase agreements was $9.1 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.2 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At March 31, 2015, the Bank had outstanding commitments to originate loans totaling $1.4 billion and approved, but unused, lines of credit extended to customers totaling $5.6 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.68 billion at March 31, 2015, a $48.8 million increase from December 31, 2014. This increase primarily reflects net income of $59.2 million for the three months ended March 31, 2015 and a $27.6 million decrease in AOCL since December 31, 2014, partially offset by dividends paid of $49.5 million in the three months ended March 31, 2015. The decrease in AOCL, net of tax, primarily reflects a decrease in the net unrealized loss on securities available for sale. Stockholders’ equity equaled 12.9% of total assets at both March 31, 2015 and December 31, 2014. Tangible stockholders’ equity equaled 7.5% of tangible assets at both March 31, 2015 and December 31, 2014.

In April 2015, People’s United’s Board of Directors voted to increase the dividend on common stock to an annual rate of $0.67 per share. The quarterly dividend of $0.1675 per share is payable on May 15, 2015 to shareholders of record on May 1, 2015. In February 2015, the Bank paid a cash dividend of $62 million to People’s United.

Regulatory Capital Requirements

People’s United and the Bank are subject to Basel III capital rules that became effective on January 1, 2015. The Basel III capital rules, among other things: (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”); (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to prior regulations.

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

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules:

	As of March 31, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (1):
People’s United	$2,808.3	8.3%	$1,354.6	4.0%	$1,693.2	5.0%
Bank	2,973.5	8.8	1,351.4	4.0	1,689.2	5.0
Common Equity Tier 1 Capital (2):
People’s United	2,808.3	10.0	1,523.9	4.5	2,201.2	6.5
Bank	2,973.5	10.6	1,520.3	4.5	2,196.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,808.3	10.0	1,686.0	6.0	2,247.9	8.0
Bank	2,973.5	10.6	1,685.0	6.0	2,246.7	8.0
Total Risk-Based Capital (4):
People’s United	3,357.6	11.9	2,247.9	8.0	2,809.9	10.0
Bank	3,676.9	13.1	2,246.7	8.0	2,808.4	10.0

(1)	Tier 1 Leverage ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from Common Equity Tier 1 Capital).
(2)	Common Equity Tier 1 Capital ratio represents total stockholder’s equity, excluding: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Common Equity Tier 1 Capital plus additional Tier 1 Capital (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of March 31, 2015, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis.

The following summary compares the Bank’s regulatory capital amounts and ratios to the OCC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. At December 31, 2014, the Bank’s adjusted total assets, as defined, were $34.0 billion and its total risk-weighted assets, as defined, were $27.5 billion. At December 31, 2014, the Bank exceeded each of its regulatory capital requirements.

				OCC Requirements
				Classification as		Minimum
As of December 31, 2014	People’s United Bank			Well-Capitalized		Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,881.5	(1)	8.5%	n/a	n/a	$510.3	1.5%
Leverage (core) capital	2,881.5	(1)	8.5	$1,700.9	5.0%	1,360.8	4.0
Risk-based capital:
Tier 1	2,881.5	(1)	10.5	1,647.3	6.0	1,098.2	4.0
Total	3,582.2	(2)	13.0	2,745.4	10.0	2,196.3	8.0

(1)	Represents the Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax net unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in AOCL relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2015 and December 31, 2014. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	March 31, 2015	December 31, 2014
+300	10.2%	9.2%
+200	7.6	6.9
+100	3.9	3.4
-25	(1.3)	(1.1)

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	March 31, 2015	December 31, 2014
Short End -25	(0.3)%	(0.2)%
Short End +100	1.3	1.1
Short End +200	3.2	2.7
Long End -100	(4.7)	(4.1)
Long End +100	2.7	2.6
Long End +200	5.0	4.9

The net interest income at risk simulation results indicate that at both March 31, 2015 and December 31, 2014, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 90% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 40% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans. The increase in asset sensitivity in the +100 basis points scenario reflects increases in both floating-rate loans and core deposits since December 31, 2014.

The Company is more asset sensitive when the “short-end” rises as a result of the increases in both one-month Libor-based floating-rate loans and core deposits since December 31, 2014. Based on the Company’s IRR position at March 31, 2015, an immediate 100 basis point increase in interest rates translates to an approximate $38 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s IRR position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used for income simulations. As with net interest income modeling, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts core deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to periodic review.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both March 31, 2015 and December 31, 2014, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in
Parallel Shock Rate Change	Economic Value of Equity
(basis points)	March 31, 2015	December 31, 2014
+300	(5.2)%	(7.8)%
+200	(1.2)	(3.3)
+100	0.8	(0.6)
-25	(0.9)	(0.4)

The Company’s economic value of equity at risk profile indicates that at both March 31, 2015 and December 31, 2014, the Company is moderately liability sensitive in a rising interest rate environment. This liability sensitive profile is the result of slightly longer asset duration compared to the duration of liabilities. The Company’s economic value of equity risk declined at March 31, 2015 as compared to December 31, 2014, reflecting increases in floating rate loans and core deposits. Lower interest rates in the quarter also contributed to the decline in economic value of equity risk, as lower interest rates serve to lengthen the life of indeterminate maturity deposits and shorten the life of mortgage-related assets and, together, reduce long-term liability sensitivity.

People’s United’s IRR position at March 31, 2015, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderately liability sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of March 31, 2015, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2015, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

People’s United has entered into a pay fixed/receive floating interest rate swap to hedge the LIBOR-based floating interest rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). These notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to three-month LIBOR plus 68.5 basis points. People’s United has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating-rate interest amounts received under the swap are calculated using the same floating-rate paid on these notes. The swap effectively converts the variable-rate subordinated notes to a fixed-rate liability and consequently reduces People’s United’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2015 was $10.6 million, for which People’s United had posted collateral of $10.1 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign
	Cash Flow	Fair Value	Exchange
As of March 31, 2015 (dollars in millions)	Hedge	Hedge	Contracts
Notional principal amounts	$ 125.0	$ 375.0	$51.6
Weighted average interest rates:
Pay floating (receive fixed)	N/A	Libor +1.265% (4.00%)	N/A
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	N/A	N/A
Weighted average remaining term to maturity (in months)	23	112	2
Fair value:
Recognized as an asset	$ —	$ 23.7	$1.0
Recognized as a liability	1.3	—	0.5

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

The following table summarizes certain information concerning these interest rate swaps:

Interest Rate Swaps
	Commercial	Institutional
As of March 31, 2015 (dollars in millions)	Customers	Counterparties
Notional principal amounts	$ 3,871.5	$ 3,871.5
Weighted average interest rates:
Pay floating (receive fixed)	0.58% (2.04%)	—
Pay fixed (receive floating)	—	1.94% (0.58%)
Weighted average remaining term to maturity (in months)	88	88
Fair value:
Recognized as an asset	$ 149.1	$ 3.3
Recognized as a liability	1.7	125.5

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 81 through 86 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of March 31, 2015, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2015, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, People’s United is subject to various legal proceedings. Management has discussed with legal counsel the nature of these legal proceedings. In the opinion of management, People’s United’s financial condition, results of operations or liquidity will not be affected materially as a result of the eventual outcome of these legal proceedings. See Note 8 to the Consolidated Financial Statements for a further discussion of legal proceedings.

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1 - 31, 2015:
Tendered by employees (1)	874	$15.29	—	—
February 1 - 28, 2015:
Tendered by employees (1)	22,573	$14.93	—	—
March 1 - 31, 2015:
Tendered by employees (1)	176,937	$15.14	—	—

Total:
Tendered by employees (1)	200,384	$15.12	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 11, 2015	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2015	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

10.12*	People’s United Bank Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.