Form 10-Q
period 2015-06-30
People's United Financial, Inc.
filed 2015-08-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 309,992,951 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$362.8	$345.1
Short-term investments (note 2)	195.5	668.6

Total cash and cash equivalents	558.3	1,013.7

Securities purchased under agreements to resell (note 2)	—	100.0
Securities (note 2):
Trading account securities, at fair value	8.3	8.3
Securities available for sale, at fair value	4,518.7	3,993.7
Securities held to maturity, at amortized cost (fair value of $938.4 million and $881.6 million)	913.6	834.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	315.1	175.7

Total securities	5,755.7	5,012.0

Loans held for sale	56.8	34.2

Loans (note 3):
Commercial	10,580.9	10,055.1
Commercial real estate	9,600.4	9,404.3
Residential mortgage	5,191.6	4,932.0
Consumer	2,189.4	2,200.6

Total loans	27,562.3	26,592.0
Less allowance for loan losses	(205.4)	(198.3)

Total loans, net	27,356.9	26,393.7

Goodwill (note 6)	1,954.5	1,954.5
Bank-owned life insurance	345.9	343.3
Premises and equipment, net	262.9	277.8
Other acquisition-related intangible assets (note 6)	136.1	148.0
Other assets (notes 1, 3 and 11)	756.1	719.9

Total assets	$37,183.2	$35,997.1

Liabilities
Deposits:
Non-interest-bearing	$5,893.1	$5,655.1
Savings, interest-bearing checking and money market	16,084.2	15,252.4
Time	5,457.5	5,230.7

Total deposits	27,434.8	26,138.2

Borrowings:
Federal Home Loan Bank advances	2,615.2	2,291.7
Federal funds purchased	474.0	913.0
Customer repurchase agreements	472.6	486.0
Other borrowings	1.0	1.0

Total borrowings	3,562.8	3,691.7

Notes and debentures	1,029.8	1,033.5
Other liabilities (note 11)	470.1	500.6

Total liabilities	32,497.5	31,364.0

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 398.7 million shares and 396.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,319.6	5,291.2
Retained earnings	843.8	826.7
Accumulated other comprehensive loss (note 4)	(164.5)	(168.2)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.5 million shares and 7.7 million shares) (note 7)	(155.4)	(159.0)
Treasury stock, at cost (89.1 million shares and 89.0 million shares) (note 4)	(1,161.7)	(1,161.5)

Total stockholders’ equity	4,685.7	4,633.1

Total liabilities and stockholders’ equity	$37,183.2	$35,997.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Interest and dividend income:
Commercial	$90.3	$87.5	$179.2	$172.8
Commercial real estate	86.4	88.6	171.7	177.3
Residential mortgage	40.3	37.8	80.5	75.6
Consumer	18.0	18.4	36.1	36.7

Total interest on loans	235.0	232.3	467.5	462.4
Securities	29.0	24.1	56.5	49.2
Loans held for sale	0.4	0.2	0.6	0.3
Short-term investments	0.1	0.1	0.2	0.2

Total interest and dividend income	264.5	256.7	524.8	512.1

Interest expense:
Deposits	23.9	19.7	46.1	39.0
Borrowings	2.7	2.8	5.3	5.9
Notes and debentures	7.5	6.0	14.9	11.9

Total interest expense	34.1	28.5	66.3	56.8

Net interest income	230.4	228.2	458.5	455.3
Provision for loan losses (note 3)	7.7	8.8	17.5	18.3

Net interest income after provision for loan losses	222.7	219.4	441.0	437.0

Non-interest income:
Bank service charges	31.5	32.8	61.6	63.3
Investment management fees	11.3	10.6	22.1	20.4
Operating lease income	10.5	9.9	21.3	21.2
Commercial banking lending fees	9.0	7.4	21.3	16.2
Insurance revenue	6.5	6.8	14.1	14.5
Brokerage commissions	3.2	3.6	6.4	6.8
Net gains on sales of residential mortgage loans	2.0	—	2.7	0.8
Net (losses) gains on sales of acquired loans	(0.2)	(0.4)	1.7	(0.4)
Gain on merchant services joint venture, net of expenses	—	20.6	—	20.6
Other non-interest income	9.2	8.8	20.8	16.6

Total non-interest income	83.0	100.1	172.0	180.0

Non-interest expense:
Compensation and benefits	109.3	109.3	224.1	219.7
Occupancy and equipment	36.8	36.6	75.5	74.6
Professional and outside services	17.3	14.9	33.1	30.2
Regulatory assessments	9.2	9.0	18.5	17.7
Operating lease expense	9.2	8.7	18.5	19.8
Amortization of other acquisition-related intangible assets (note 6)	6.0	6.2	11.9	12.4
Other non-interest expense	24.0	23.6	47.8	50.6

Total non-interest expense	211.8	208.3	429.4	425.0

Income before income tax expense	93.9	111.2	183.6	192.0
Income tax expense (note 1)	32.2	38.9	62.7	66.6

Net income	$61.7	$72.3	$120.9	$125.4

Earnings per common share (note 5):
Basic	$0.20	$0.24	$0.40	$0.42
Diluted	0.20	0.24	0.40	0.42

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$61.7	$72.3	$120.9	$125.4

Other comprehensive (loss) income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement benefit plans	1.1	0.7	2.2	1.3
Net unrealized gains and losses on securities available for sale	(25.6)	10.4	0.6	26.9
Amortization of unrealized losses on securities transferred to held to maturity	0.5	0.5	1.0	0.9
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.1	(0.3)	(0.1)	(0.2)

Total other comprehensive (loss) income, net of tax (note 4)	(23.9)	11.3	3.7	28.9

Total comprehensive income	$37.8	$83.6	$124.6	$154.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Six months ended June 30, 2015 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2014	$3.9	$5,291.2	$826.7	$(168.2)	$(159.0)	$(1,161.5)	$4,633.1
Net income	—	—	120.9	—	—	—	120.9
Total other comprehensive income, net of tax (note 4)	—	—	—	3.7	—	—	3.7
Cash dividends on common stock ($0.3325 per share)	—	—	(100.0)	—	—	—	(100.0)
Restricted stock awards	—	5.7	0.1	—	—	(0.2)	5.6
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.0)	—	3.6	—	2.6
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.9)	—	—	—	(2.9)
Stock options and related tax benefits	—	22.7	—	—	—	—	22.7

Balance at June 30, 2015	$3.9	$5,319.6	$843.8	$(164.5)	$(155.4)	$(1,161.7)	$4,685.7

Six months ended June 30, 2014 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2013	$3.9	$5,277.0	$779.0	$(155.1)	$(166.2)	$(1,170.2)	$4,568.4
Net income	—	—	125.4	—	—	—	125.4
Total other comprehensive income, net of tax (note 4)	—	—	—	28.9	—	—	28.9
Cash dividends on common stock ($0.3275 per share)	—	—	(98.0)	—	—	—	(98.0)
Restricted stock awards	—	(1.9)	(2.1)	—	—	8.9	4.9
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.1)	—	3.6	—	2.5
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.6)	—	—	—	(2.6)
Stock options and related tax benefits	—	6.0	—	—	—	—	6.0

Balance at June 30, 2014	$3.9	$5,281.1	$800.6	$(126.2)	$(162.6)	$(1,161.3)	$4,635.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$120.9	$125.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17.5	18.3
Depreciation and amortization of premises and equipment	19.6	19.8
Expense related to operating leases	18.5	19.8
Amortization of other acquisition-related intangible assets	11.9	12.4
Gain on merchant services joint venture, net of expenses	—	(20.6)
Net security gains	—	(0.1)
Net gains on sales of residential mortgage loans	(2.7)	(0.8)
Net (gains) losses on sales of acquired loans	(1.7)	0.4
Employee Stock Ownership Plan common stock committed to be released	2.6	2.5
Expense related to share-based awards	8.9	7.6
Originations of loans held-for-sale	(234.5)	(129.9)
Proceeds from sales of loans held-for-sale	214.7	119.6
Net changes in other assets and liabilities	(50.5)	(21.0)

Net cash provided by operating activities	125.2	153.4

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	100.0	—
Proceeds from principal repayments and maturities of securities available for sale	403.0	322.2
Proceeds from sales of securities available for sale	—	246.9
Proceeds from principal repayments and maturities of securities held to maturity	7.4	6.7
Purchases of securities available for sale	(945.8)	(64.9)
Purchases of securities held to maturity	(92.4)	(34.8)
Purchases of Federal Reserve Bank stock	(139.4)	—
Proceeds from sales of loans	26.5	6.6
Loan disbursements, net of principal collections	(996.3)	(1,088.2)
Purchases of loans	(9.5)	—
Purchases of premises and equipment	(12.7)	(9.4)
Purchases of leased equipment	(13.1)	(3.4)
Proceeds from sales of real estate owned	6.3	7.0
Return of premiums on bank-owned life insurance, net	—	0.4

Net cash used in investing activities	(1,666.0)	(610.9)

Cash Flows from Financing Activities:
Net increase in deposits	1,296.6	1,531.4
Net decrease in borrowings with terms of three months or less	(127.4)	(1,282.4)
Repayments of borrowings with terms of more than three months	(0.2)	(0.3)
Net proceeds from issuance of notes and debentures	—	394.4
Cash dividends paid on common stock	(100.0)	(98.0)
Common stock repurchases	(2.9)	(2.6)
Proceeds from stock options exercised, including excess income tax benefits	19.3	3.6

Net cash provided by financing activities	1,085.4	546.1

Net (decrease) increase in cash and cash equivalents	(455.4)	88.6
Cash and cash equivalents at beginning of period	1,013.7	474.4

Cash and cash equivalents at end of period	$558.3	$563.0

Supplemental Information:
Interest payments	$66.0	$55.5
Unsettled purchases of securities	67.2	4.2
Income tax payments	52.6	75.7
Real estate properties acquired by foreclosure	8.5	11.9

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

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets. These accounting estimates are reviewed with the Audit Committee of the Board of Directors.

The judgments used by management in applying critical accounting policies may be affected by economic conditions, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect outstanding principal may result in increased loan losses.

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by the Quarterly Report for the period ended March 31, 2015 and this Quarterly Report for the period ended June 30, 2015, provides disclosure of People’s United’s significant accounting policies.

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

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at

June 30, 2015 totaled $74.4 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $31.0 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $2.7 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of June 30, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$349.4	$0.8	$(0.2)	$350.0
GSE (1) residential mortgage-backed securities and CMOs (2)	4,174.8	32.2	(38.5)	4,168.5

Total debt securities	4,524.2	33.0	(38.7)	4,518.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,524.4	$33.0	$(38.7)	$4,518.7

Securities held to maturity:
Debt securities:
State and municipal	$912.1	$31.2	$(6.4)	$936.9
Other	1.5	—	—	1.5

Total securities held to maturity	$913.6	$31.2	$(6.4)	$938.4

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$0.3	$—	$56.8
GSE residential mortgage-backed securities and CMOs	3,943.4	39.7	(46.4)	3,936.7

Total debt securities	3,999.9	40.0	(46.4)	3,993.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,000.1	$40.0	$(46.4)	$3,993.7

Securities held to maturity:
Debt securities:
State and municipal	$832.8	$47.4	$(0.1)	$880.1
Other	1.5	—	—	1.5

Total securities held to maturity	$834.3	$47.4	$(0.1)	$881.6

Securities available for sale with a fair value of $1.36 billion and $1.43 billion at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of June 30, 2015, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$21.1	$21.1	$—	$—
After 1 but within 5 years	328.3	328.9	—	—

Total	349.4	350.0	—	—

GSE residential mortgage-backed securities and CMOs:
After 1 but within 5 years	16.4	16.5	—	—
After 5 but within 10 years	807.5	817.4	—	—
After 10 years	3,350.9	3,334.6	—	—

Total	4,174.8	4,168.5	—	—

State and municipal:
Within 1 year	—	—	3.7	3.7
After 1 but within 5 years	—	—	21.4	21.8
After 5 but within 10 years	—	—	294.6	307.3
After 10 years	—	—	592.4	604.1

Total	—	—	912.1	936.9

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	21.1	21.1	3.7	3.7
After 1 but within 5 years	344.7	345.4	22.9	23.3
After 5 but within 10 years	807.5	817.4	294.6	307.3
After 10 years	3,350.9	3,334.6	592.4	604.1

Total	$4,524.2	$4,518.5	$913.6	$938.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of June 30, 2015 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$1,406.0	$(9.1)	$1,031.8	$(29.4)	$2,437.8	$(38.5)
U.S. Treasury and agency	100.6	(0.2)	—	—	100.6	(0.2)
Securities held to maturity:
State and municipal	270.1	(6.4)	—	—	270.1	(6.4)

Total	$1,776.7	$(15.7)	$1,031.8	$(29.4)	$2,808.5	$(45.1)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2014 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$111.9	$(0.1)	$1,744.2	$(46.3)	$1,856.1	$(46.4)
Securities held to maturity:
State and municipal	31.8	(0.1)	—	—	31.8	(0.1)

Total	$143.7	$(0.2)	$1,744.2	$(46.3)	$1,887.9	$(46.5)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At June 30, 2015, 20% of the 1,229 securities owned by the Company, consisting of 65 securities classified as available for sale and 185 securities classified as held to maturity, had gross unrealized losses totaling $38.7 million and $6.4 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 13 years. The state and municipal securities had an average credit rating of AA and an average maturity of 16 years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates. Management believes that all gross unrealized losses within the securities portfolio at June 30, 2015 and December 31, 2014 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or six months ended June 30, 2015 and 2014.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at both June 30, 2015 and December 31, 2014) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both June 30, 2015 and December 31, 2014). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at June 30, 2015 and the cost of the investment approximates fair value. The Bank, as a member of the Federal Reserve Bank (“FRB”) system, is currently required to purchase and hold shares of FRB of New York capital stock in an amount equal to six percent of its capital and surplus. In the first six months of 2015, the Bank purchased FRB capital stock at a total cost of $139.4 million. Based on the current capital adequacy and liquidity position of the FRB of New York, management believes there is no impairment in the Company’s investment at June 30, 2015 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB of New York totaling $168.2 million at June 30, 2015 and $626.5 million at December 31, 2014. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both dates.

People’s United accounts for securities purchased under agreements to resell as secured lending transactions. In connection with such agreements, People’s United takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2014 was $100.4 million (no agreements were outstanding at June 30, 2015).

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the six months ended June 30, 2015.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	June 30, 2015			December 31, 2014
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,227.3	$373.1	$9,600.4	$8,960.3	$444.0	$9,404.3

Commercial and industrial	7,506.9	254.2	7,761.1	6,891.1	298.5	7,189.6
Equipment financing	2,801.3	18.5	2,819.8	2,839.0	26.5	2,865.5

Total commercial	10,308.2	272.7	10,580.9	9,730.1	325.0	10,055.1

Total Commercial Portfolio	19,535.5	645.8	20,181.3	18,690.4	769.0	19,459.4

Retail:
Residential mortgage:
Adjustable-rate	4,481.8	131.1	4,612.9	4,254.7	139.1	4,393.8
Fixed-rate	500.3	78.4	578.7	446.8	91.4	538.2

Total residential mortgage	4,982.1	209.5	5,191.6	4,701.5	230.5	4,932.0

Consumer:
Home equity	2,093.2	43.8	2,137.0	2,092.9	50.2	2,143.1
Other consumer	51.3	1.1	52.4	56.3	1.2	57.5

Total consumer	2,144.5	44.9	2,189.4	2,149.2	51.4	2,200.6

Total Retail Portfolio	7,126.6	254.4	7,381.0	6,850.7	281.9	7,132.6

Total loans	$26,662.1	$900.2	$27,562.3	$25,541.1	$1,050.9	$26,592.0

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $57.4 million at June 30, 2015 and $54.8 million at December 31, 2014.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
June 30, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$173.1	$9.4	$182.5	$18.0	$0.4	$18.4	$200.9

Charge-offs	(3.7)	—	(3.7)	(2.3)	—	(2.3)	(6.0)
Recoveries	2.2	—	2.2	0.6	—	0.6	2.8

Net loan charge-offs	(1.5)	—	(1.5)	(1.7)	—	(1.7)	(3.2)
Provision for loan losses	4.8	0.7	5.5	2.4	(0.2)	2.2	7.7

Balance at end of period	$176.4	$10.1	$186.5	$18.7	$0.2	$18.9	$205.4

Six months ended	Commercial			Retail
June 30, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3

Charge-offs	(10.3)	—	(10.3)	(3.8)	—	(3.8)	(14.1)
Recoveries	2.8	—	2.8	0.9	—	0.9	3.7

Net loan charge-offs	(7.5)	—	(7.5)	(2.9)	—	(2.9)	(10.4)
Provision for loan losses	14.3	0.3	14.6	3.1	(0.2)	2.9	17.5

Balance at end of period	$176.4	$10.1	$186.5	$18.7	$0.2	$18.9	$205.4

Three months ended	Commercial			Retail
June 30, 2014 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$160.0	$9.8	$169.8	$20.0	$0.5	$20.5	$190.3

Charge-offs	(6.0)	(1.0)	(7.0)	(2.1)	—	(2.1)	(9.1)
Recoveries	2.1	—	2.1	0.5	—	0.5	2.6

Net loan charge-offs	(3.9)	(1.0)	(4.9)	(1.6)	—	(1.6)	(6.5)
Provision for loan losses	7.4	0.8	8.2	0.6	—	0.6	8.8

Balance at end of period	$163.5	$9.6	$173.1	$19.0	$0.5	$19.5	$192.6

Six months ended	Commercial			Retail
June 30, 2014 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$158.5	$9.8	$168.3	$19.0	$0.5	$19.5	$187.8

Charge-offs	(9.1)	(2.4)	(11.5)	(5.4)	(0.1)	(5.5)	(17.0)
Recoveries	2.6	—	2.6	0.9	—	0.9	3.5

Net loan charge-offs	(6.5)	(2.4)	(8.9)	(4.5)	(0.1)	(4.6)	(13.5)
Provision for loan losses	11.5	2.2	13.7	4.5	0.1	4.6	18.3

Balance at end of period	$163.5	$9.6	$173.1	$19.0	$0.5	$19.5	$192.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of June 30, 2015	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$191.2	$6.8	$19,344.3	$169.6	$645.8	$10.1	$20,181.3	$186.5
Retail	97.6	4.4	7,029.0	14.3	254.4	0.2	7,381.0	18.9

Total	$288.8	$11.2	$26,373.3	$183.9	$900.2	$10.3	$27,562.3	$205.4

As of December 31, 2014	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$174.5	$7.6	$18,515.9	$162.0	$769.0	$9.8	$19,459.4	$179.4
Retail	95.0	3.9	6,755.7	14.6	281.9	0.4	7,132.6	18.9

Total	$269.5	$11.5	$25,271.6	$176.6	$1,050.9	$10.2	$26,592.0	$198.3

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	June 30, 2015	December 31, 2014
Commercial:
Commercial real estate	$36.5	$60.2
Commercial and industrial	52.4	55.8
Equipment financing	38.3	25.4

Total (1)	127.2	141.4

Retail:
Residential mortgage	40.9	37.6
Home equity	21.4	17.9
Other consumer	0.1	0.1

Total (2)	62.4	55.6

Total	$189.6	$197.0

(1)	Reported net of government guarantees totaling $16.6 million and $17.6 million at June 30, 2015 and December 31, 2014, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $18.7 million and $18.9 million of loans in the process of foreclosure at June 30, 2015 and December 31, 2014, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $39.8 million and $1.7 million, respectively, at June 30, 2015 and $100.6 million and $3.0 million, respectively, at December 31, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at June 30, 2015 or December 31, 2014.

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

People’s United’s recorded investment in originated loans classified as TDRs totaled $209.2 million and $181.6 million at June 30, 2015 and December 31, 2014, respectively. The related allowance for loan losses at June 30, 2015 and December 31, 2014 was $6.0 million and $7.1 million, respectively. Interest income recognized on TDRs totaled $1.0 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and six months ended June 30, 2015 and 2014. Originated loans that were modified and classified as TDRs during the three and six months ended June 30, 2015 and 2014 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and eight years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and six months ended June 30, 2015 and 2014. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended June 30, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	2	$0.4	$0.4
Commercial and industrial (2)	20	24.7	24.7
Equipment financing (3)	5	7.7	7.7

Total	27	32.8	32.8

Retail:
Residential mortgage (4)	16	6.2	6.2
Home equity (5)	22	2.9	2.9
Other consumer	—	—	—

Total	38	9.1	9.1

Total	65	$41.9	$41.9

(1)	Represents the following concessions: extension of term (2 contracts; recorded investment of $0.4 million).
(2)	Represents the following concessions: extension of term (12 contracts; recorded investment of $4.4 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $18.8 million); or a combination of concessions (3 contracts; recorded investment of $1.5 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (2 contracts; recorded investment of $4.9 million); or a combination of concessions (3 contracts; recorded investment of $2.8 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (5 contracts; recorded investment of $1.5 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $1.3 million); temporary rate reduction (1 contract; recorded investment of $0.1 million); or a combination of concessions (7 contracts; recorded investment of $3.3 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (13 contracts; recorded investment of $1.8 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (7 contracts; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Six Months Ended June 30, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	10	$5.3	$5.3
Commercial and industrial (2)	28	34.8	34.8
Equipment financing (3)	10	15.3	15.3

Total	48	55.4	55.4

Retail:
Residential mortgage (4)	36	11.9	11.9
Home equity (5)	54	4.9	4.9
Other consumer	—	—	—

Total	90	16.8	16.8

Total	138	$72.2	$72.2

(1)	Represents the following concessions: extension of term (10 contracts; recorded investment of $5.3 million).
(2)	Represents the following concessions: extension of term (16 contracts; recorded investment of $13.1 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $19.4 million); or a combination of concessions (4 contracts; recorded investment of $2.3 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (5 contracts; recorded investment of $10.6 million); or a combination of concessions (5 contracts; recorded investment of $4.7 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $3.9 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $2.8 million); temporary rate reduction (2 contracts; recorded investment of $0.3 million); or a combination of concessions (16 contracts; recorded investment of $4.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (37 contracts; recorded investment of $2.8 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.3 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (13 contracts; recorded investment of $1.3 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended June 30, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	7	$21.3	$21.3
Commercial and industrial (2)	23	21.0	21.0
Equipment financing (3)	6	0.7	0.7

Total	36	43.0	43.0

Retail:
Residential mortgage (4)	38	8.7	8.7
Home equity (5)	34	3.1	3.1
Other consumer	—	—	—

Total	72	11.8	11.8

Total	108	$54.8	$54.8

(1)	Represents the following concessions: extension of term (2 contracts; recorded investment of $1.2 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $1.6 million); temporary rate reduction (1 contract; recorded investment of $18.2 million); or a combination of concessions (1 contract; recorded investment of $0.3 million).
(2)	Represents the following concessions: extension of term (5 contracts; recorded investment of $2.2 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $1.6 million); or a combination of concessions (12 contracts; recorded investment of $17.2 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (6 contracts; recorded investment of $0.7 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $3.6 million); or a combination of concessions (19 contracts; recorded investment of $4.2 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (15 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $1.2 million); or a combination of concessions (13 contracts; recorded investment of $0.9 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Six Months Ended June 30, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	13	$26.4	$26.4
Commercial and industrial (2)	29	24.3	24.3
Equipment financing (3)	11	3.7	3.7

Total	53	54.4	54.4

Retail:
Residential mortgage (4)	86	25.4	25.4
Home equity (5)	72	6.9	6.9
Other consumer	—	—	—

Total	158	32.3	32.3

Total	211	$86.7	$86.7

(1)	Represents the following concessions: extension of term (6 contracts; recorded investment of $5.4 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $1.6 million); temporary rate reduction (1 contract; recorded investment of $18.2 million); or a combination of concessions (3 contracts; recorded investment of $1.2 million).
(2)	Represents the following concessions: extension of term (7 contracts; recorded investment of $3.1 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $2.4 million); or a combination of concessions (15 contracts; recorded investment of $18.8 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (6 contracts; recorded investment of $0.7 million); or a combination of concessions (5 contracts; recorded investment of $3.0 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (18 contracts; recorded investment of $4.0 million); extension of term (1 contract; recorded investment of $0.5 million); reduced payment and/or payment deferral (22 contracts; recorded investment of $7.9 million); or a combination of concessions (45 contracts; recorded investment of $13.0 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (31 contracts; recorded investment of $3.1 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $1.3 million); temporary rate reduction (1 contract; recorded investment of $0.1 million); or a combination of concessions (31 contracts; recorded investment of $2.4 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2015 and 2014. For purposes of this disclosure, the previous 12 months is measured from July 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or six months ended June 30, 2015 or 2014.

	Three Months Ended June 30,
	2015		2014
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$3.4	2	$0.4
Commercial and industrial	1	0.9	1	0.8
Equipment financing	3	3.9	1	—

Total	6	8.2	4	1.2

Retail:
Residential mortgage	7	1.6	12	2.8
Home equity	6	0.7	12	1.0
Other consumer	—	—	—	—

Total	13	2.3	24	3.8

Total	19	$10.5	28	$5.0

	Six Months Ended June 30,
	2015		2014
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$3.4	2	$0.4
Commercial and industrial	3	1.0	2	2.3
Equipment financing	7	4.9	10	1.0

Total	12	9.3	14	3.7

Retail:
Residential mortgage	21	8.2	40	14.2
Home equity	17	1.5	20	1.7
Other consumer	—	—	—	—

Total	38	9.7	60	15.9

Total	50	$19.0	74	$19.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of June 30, 2015			As of December 31, 2014
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$51.1	$50.1	$—	$57.1	$55.8	$—
Commercial and industrial	76.9	75.8	—	51.7	48.6	—
Equipment financing	27.6	23.4	—	30.2	21.4	—
Retail:
Residential mortgage	63.4	56.7	—	65.4	58.9	—
Home equity	23.0	19.8	—	21.3	18.3	—
Other consumer	—	—	—	—	—	—

Total	$242.0	$225.8	$—	$225.7	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$18.9	$14.7	$2.1	$52.1	$27.8	$4.0
Commercial and industrial	17.0	13.5	3.2	21.4	17.4	3.5
Equipment financing	15.0	13.7	1.5	3.6	3.5	0.1
Retail:
Residential mortgage	19.2	19.1	3.5	15.6	15.3	2.6
Home equity	2.1	2.0	0.9	2.6	2.5	1.3
Other consumer	—	—	—	—	—	—

Total	$72.2	$63.0	$11.2	$95.3	$66.5	$11.5

Total impaired loans:
Commercial:
Commercial real estate	$70.0	$64.8	$2.1	$109.2	$83.6	$4.0
Commercial and industrial	93.9	89.3	3.2	73.1	66.0	3.5
Equipment financing	42.6	37.1	1.5	33.8	24.9	0.1

Total	206.5	191.2	6.8	216.1	174.5	7.6

Retail:
Residential mortgage	82.6	75.8	3.5	81.0	74.2	2.6
Home equity	25.1	21.8	0.9	23.9	20.8	1.3
Other consumer	—	—	—	—	—	—

Total	107.7	97.6	4.4	104.9	95.0	3.9

Total	$314.2	$288.8	$11.2	$321.0	$269.5	$11.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended June 30,
	2015		2014
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$66.2	$0.4	$71.3	$0.7
Commercial and industrial	70.7	0.6	40.6	0.4
Equipment financing	33.0	0.1	29.1	0.1

Total	169.9	1.1	141.0	1.2

Retail:
Residential mortgage	75.9	0.3	72.5	0.3
Home equity	21.1	—	17.2	—
Other consumer	—	—	—	—

Total	97.0	0.3	89.7	0.3

Total	$266.9	$1.4	$230.7	$1.5

	Six Months Ended June 30,
	2015		2014
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$72.1	$0.7	$72.7	$0.9
Commercial and industrial	65.1	1.0	38.8	0.6
Equipment financing	29.9	0.2	28.7	0.4

Total	167.1	1.9	140.2	1.9

Retail:
Residential mortgage	75.7	0.7	70.9	0.6
Home equity	21.3	0.1	16.8	0.1
Other consumer	—	—	—	—

Total	97.0	0.8	87.7	0.7

Total	$264.1	$2.7	$227.9	$2.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of June 30, 2015 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,192.4	$16.1	$18.8	$34.9	$9,227.3
Commercial and industrial	7,436.0	19.8	51.1	70.9	7,506.9
Equipment financing	2,726.1	67.4	7.8	75.2	2,801.3

Total	19,354.5	103.3	77.7	181.0	19,535.5

Retail:
Residential mortgage	4,928.1	25.6	28.4	54.0	4,982.1
Home equity	2,077.1	5.8	10.3	16.1	2,093.2
Other consumer	50.9	0.3	0.1	0.4	51.3

Total	7,056.1	31.7	38.8	70.5	7,126.6

Total originated loans	$26,410.6	$135.0	$116.5	$251.5	$26,662.1

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $17.7 million, $17.9 million and $30.5 million, respectively, and $23.6 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At June 30, 2015 and December 31, 2014, the allowance for loan losses on acquired loans was $10.3 million and $10.2 million, respectively.

The following is a summary, by class of loan, of credit quality indicators:

As of June 30, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,011.0	$7,042.3	$2,424.1	$18,477.4
Special mention	82.2	156.9	95.7	334.8
Substandard	134.1	295.9	281.5	711.5
Doubtful	—	11.8	—	11.8

Total originated loans	9,227.3	7,506.9	2,801.3	19,535.5

Acquired loans:
Pass	276.9	199.2	—	476.1
Special mention	35.1	5.5	5.3	45.9
Substandard	54.7	48.8	13.2	116.7
Doubtful	6.4	0.7	—	7.1

Total acquired loans	373.1	254.2	18.5	645.8

Total	$9,600.4	$7,761.1	$2,819.8	$20,181.3

As of June 30, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,452.5	$924.3	$27.1	$3,403.9
Moderate risk	2,020.5	630.5	7.9	2,658.9
High risk	509.1	538.4	16.3	1,063.8

Total originated loans	4,982.1	2,093.2	51.3	7,126.6

Acquired loans:
Low risk	102.0	—	—	102.0
Moderate risk	46.8	—	—	46.8
High risk	60.7	43.8	1.1	105.6

Total acquired loans	209.5	43.8	1.1	254.4

Total	$5,191.6	$2,137.0	$52.4	$7,381.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2014 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,730.9	$6,477.4	$2,481.2	$17,689.5
Special mention	82.4	114.2	110.6	307.2
Substandard	135.3	297.3	247.2	679.8
Doubtful	11.7	2.2	—	13.9

Total originated loans	8,960.3	6,891.1	2,839.0	18,690.4

Acquired loans:
Pass	302.5	174.5	7.6	484.6
Special mention	20.9	52.8	0.7	74.4
Substandard	113.5	55.0	18.2	186.7
Doubtful	7.1	16.2	—	23.3

Total acquired loans	444.0	298.5	26.5	769.0

Total	$9,404.3	$7,189.6	$2,865.5	$19,459.4

As of December 31, 2014 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,280.6	$931.5	$29.5	$3,241.6
Moderate risk	1,921.6	597.1	8.3	2,527.0
High risk	499.3	564.3	18.5	1,082.1

Total originated loans	4,701.5	2,092.9	56.3	6,850.7

Acquired loans:
Low risk	107.0	—	—	107.0
Moderate risk	50.5	—	—	50.5
High risk	73.0	50.2	1.2	124.4

Total acquired loans	230.5	50.2	1.2	281.9

Total	$4,932.0	$2,143.1	$57.5	$7,132.6

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At June 30, 2015, the outstanding principal balance and carrying amount of the acquired loan portfolio were $1.02 billion and $900.2 million, respectively ($1.18 billion and $1.05 billion, respectively, at December 31, 2014). At June 30, 2015, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $84.9 million.

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended June 30,
(in millions)	2015	2014
Balance at beginning of period	$361.6	$524.4
Accretion	(14.3)	(21.7)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	0.8	0.6
Other changes in expected cash flows (2)	(31.2)	(55.6)

Balance at end of period	$316.9	$447.7

	Six Months Ended June 30,
(in millions)	2015	2014
Balance at beginning of period	$396.3	$639.7
Accretion	(29.6)	(45.0)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	1.1	6.4
Other changes in expected cash flows (2)	(50.9)	(153.4)

Balance at end of period	$316.9	$447.7

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $14.8 million and $10.6 million, respectively, at June 30, 2015, and $13.6 million and $11.0 million, respectively, at December 31, 2014. Repossessed assets totaled $5.5 million and $2.5 million at June 30, 2015 and December 31, 2014, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (88.8 million shares at June 30, 2015) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (0.3 million shares at June 30, 2015). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement benefit plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and six months ended June 30, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

Other comprehensive income (loss) before reclassifications	—	0.6	—	(0.6)	—
Amounts reclassified from AOCL (1)	2.2	—	1.0	0.5	3.7

Current period other comprehensive income (loss)	2.2	0.6	1.0	(0.1)	3.7

Balance at June 30, 2015	$(140.7)	$(3.1)	$(20.5)	$(0.2)	$(164.5)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

Other comprehensive income (loss) before reclassifications	—	27.0	—	(0.7)	26.3
Amounts reclassified from AOCL (1)	1.3	(0.1)	0.9	0.5	2.6

Current period other comprehensive income (loss)	1.3	26.9	0.9	(0.2)	28.9

Balance at June 30, 2014	$(83.7)	$(19.6)	$(22.4)	$(0.5)	$(126.2)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
(in millions)	2015	2014	2015	2014
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(2.0)	$(1.4)	$(4.0)	$(2.7)	(1)
Prior service credit	0.2	0.3	0.5	0.6	(1)

	(1.8)	(1.1)	(3.5)	(2.1)	Income before income tax expense
	0.7	0.4	1.3	0.8	Income tax expense

	(1.1)	(0.7)	(2.2)	(1.3)	Net income

Reclassification adjustment for net realized gains on securities available for sale	—	—	—	0.1	Income before income tax expense (2)
	—	—	—	—	Income tax expense

	—	—	—	0.1	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.7)	(0.8)	(1.5)	(1.5)	Income before income tax expense (3)
	0.2	0.3	0.5	0.6	Income tax expense

	(0.5)	(0.5)	(1.0)	(0.9)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.4)	(0.4)	(0.7)	(0.7)	(5)
Interest rate locks (4)	—	—	—	—	(5)

	(0.4)	(0.4)	(0.7)	(0.7)	Income before income tax expense
	0.1	0.1	0.2	0.2	Income tax expense

	(0.3)	(0.3)	(0.5)	(0.5)	Net income

Total reclassifications for the period	$(1.9)	$(1.5)	$(3.7)	$(2.6)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million for all periods.
(5)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$61.7	$72.3	$120.9	$125.4
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)	(0.6)	(0.6)

Income attributable to common shareholders	$61.4	$72.0	$120.3	$124.8

Average common shares outstanding for basic EPS	300.1	298.2	299.6	298.0
Effect of dilutive equity-based awards	—	—	—	—

Average common and common-equivalent shares for diluted EPS	300.1	298.2	299.6	298.0

Basic EPS	$0.20	$0.24	$0.40	$0.42

Diluted EPS	$0.20	$0.24	$0.40	$0.42

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 20.5 million shares for both the three and six months ended June 30, 2015 and 17.3 million shares for both the three and six months ended June 30, 2014 have been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United’s goodwill totaled $1.95 billion at both June 30, 2015 and December 31, 2014. At both dates, goodwill was allocated to People’s United’s operating segments as follows: Commercial Banking ($1.22 billion); Retail Banking ($681.9 million); and Wealth Management ($49.8 million).

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At June 30, 2015 and December 31, 2014, tax deductible goodwill totaled $12.4 million and $13.0 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s other acquisition-related intangible assets totaled $136.1 million and $148.0 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($83.8 million); core deposit intangible ($30.1 million); trust relationship intangible ($21.4 million); and insurance relationship intangible ($0.8 million).

Amortization expense of other acquisition-related intangible assets totaled $6.0 million and $6.2 million for the three months ended June 30, 2015 and 2014, respectively, and $11.9 million and $12.4 million for the six months ended June 30, 2015 and 2014, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2015 and each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; $9.4 million in 2019; and $9.0 million in 2020. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the six months ended June 30, 2015 and 2014.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended June 30 (in millions)	2015	2014	2015	2014
Net periodic benefit (income) expense:
Service cost	$—	$—	$—	$0.1
Interest cost	4.8	4.8	0.2	0.1
Expected return on plan assets	(7.8)	(7.1)	—	—
Recognized net actuarial loss	1.5	1.0	0.1	—
Recognized prior service credit	—	—	—	(0.1)
Settlements	0.1	0.9	—	—

Net periodic benefit (income) expense	$(1.4)	$(0.4)	$0.3	$0.1

	Pension Benefits		Other Postretirement Benefits
Six months ended June 30 (in millions)	2015	2014	2015	2014
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$0.1
Interest cost	9.6	9.6	0.3	0.3
Expected return on plan assets	(15.0)	(14.2)	—	—
Recognized net actuarial loss	3.0	2.0	0.2	—
Recognized prior service credit	—	—	(0.1)	(0.2)
Settlements	0.2	1.0	—	—

Net periodic benefit (income) expense	(2.2)	(1.6)	0.5	0.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(3.0)	(2.0)	(0.2)	—
Prior service credit	—	—	0.1	0.2

Total pre-tax changes recognized in other comprehensive income	(3.0)	(2.0)	(0.1)	0.2

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(5.2)	$(3.6)	$0.4	$0.4

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010, based upon elections made by April 15, 2010, were transferred into the Qualified Plan. Net periodic benefit income for the Chittenden Plan totaled $0.2 million for both the six months ended June 30, 2015 and 2014. In the first quarter of 2015, the Company made a voluntary employer contribution of $10.0 million to the Chittenden Plan as a consequence of lower discount rates and the adoption of updated mortality tables.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $2.5 million for the six months ended June 30, 2015. At June 30, 2015, the loan balance totaled $192.1 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 2,961,848 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2015, 7,491,727 shares of People’s United common stock, with a fair value of $121.4 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $2.6 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

Following extensive preliminary filings with the Court by both parties, an agreement in principle to settle this matter was reached on October 23, 2014, subject to completion of appropriate documentation and Court approval. On January 12, 2015, the plaintiffs filed a Motion for Preliminary Approval of the settlement with the Court. On April 17, 2015, the U.S. Magistrate Judge recommended that the Court overseeing the case preliminarily approve of the settlement. A final approval hearing on the settlement has been scheduled for September 28, 2015. The amount of the agreed upon settlement is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three and six months ended June 30, 2015 and 2014.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both June 30, 2015 and December 31, 2014, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	350.0	—	—	350.0
GSE residential mortgage-backed securities and CMOs	—	4,168.5	—	4,168.5
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.8	—	—	30.8
Fixed income securities	—	5.6	—	5.6
Mutual funds	1.3	—	—	1.3
Interest rate swaps	—	127.6	—	127.6
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	0.4	—	0.4

Total	$390.4	$4,302.6	$—	$4,693.0

Financial liabilities:
Interest rate swaps	$—	$92.1	$—	$92.1
Foreign exchange contracts	—	0.3	—	0.3
Interest rate-lock commitments on residential mortgage loans	—	0.6	—	0.6

Total	$—	$93.0	$—	$93.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	56.8	—	—	56.8
GSE residential mortgage-backed securities and CMOs	—	3,936.7	—	3,936.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.3	—	—	30.3
Fixed income securities	—	6.0	—	6.0
Mutual funds	0.8	—	—	0.8
Interest rate swaps	—	131.1	—	131.1
Foreign exchange contracts	—	0.8	—	0.8
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$96.2	$4,075.3	$—	$4,171.5

Financial liabilities:
Interest rate swaps	$—	$95.8	$—	$95.8
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7

Total	$—	$97.0	$—	$97.0

As of June 30, 2015 and December 31, 2014, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the six months ended June 30, 2015 and 2014.

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of June 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$56.8	$—	$56.8
Impaired loans (2)	—	—	63.0	63.0
REO and repossessed assets (3)	—	—	30.9	30.9

Total	$—	$56.8	$93.9	$150.7

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.2	$—	$34.2
Impaired loans (2)	—	—	66.5	66.5
REO and repossessed assets (3)	—	—	27.1	27.1

Total	$—	$34.2	$93.6	$127.8

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the six months ended June 30, 2015 and 2014.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $41.9 million of Commercial loans and $21.1 million of Retail loans at June 30, 2015. The provision for loan losses on impaired loans totaled $3.2 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.
(3)	Represents: (i) $14.8 million of residential REO; (ii) $10.6 million of commercial REO; and (iii) $5.5 million of repossessed assets at June 30, 2015. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $0.8 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.4 million and $2.4 million for the same periods.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of June 30, 2015 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$362.8	$362.8	$—	$—	$362.8
Short-term investments	195.5	—	195.5	—	195.5
Securities held to maturity	913.6	—	936.9	1.5	938.4
FHLB and FRB stock	315.1	—	315.1	—	315.1
Total loans, net (1)	27,293.9	—	5,066.3	22,252.4	27,318.7
Financial liabilities:
Time deposits	5,457.5	—	5,490.1	—	5,490.1
Other deposits	21,977.3	—	21,977.3	—	21,977.3
FHLB advances	2,615.2	—	2,621.4	—	2,621.4
Federal funds purchased	474.0	—	474.0	—	474.0
Customer repurchase agreements	472.6	—	472.6	—	472.6
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,029.8	—	1,025.6	—	1,025.6

(1)	Excludes impaired loans totaling $63.0 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2014 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$345.1	$345.1	$—	$—	$345.1
Short-term investments	668.6	—	668.6	—	668.6
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Securities held to maturity	834.3	—	880.1	1.5	881.6
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	26,327.2	—	4,798.5	21,508.8	26,307.3
Financial liabilities:
Time deposits	5,230.7	—	5,262.6	—	5,262.6
Other deposits	20,907.5	—	20,907.5	—	20,907.5
FHLB advances	2,291.7	—	2,298.5	—	2,298.5
Federal funds purchased	913.0	—	913.0	—	913.0
Customer repurchase agreements	486.0	—	486.0	—	486.0
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,033.5	—	1,040.8	—	1,040.8

(1)	Excludes impaired loans totaling $66.5 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2015 was $22.5 million, for which People’s United had posted collateral of $19.4 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $3.1 million in additional collateral would have been required.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$4,110.2	$3,380.2	$92.3	$104.2	$15.8	$8.3
Institutional counterparties	N/A	4,110.2	3,380.2	25.0	11.8	75.1	86.5
Risk participation agreements (2)	N/A	211.2	150.1	—	—	—	—
Foreign exchange contracts	N/A	45.9	49.6	0.3	0.8	0.3	0.5
Forward commitments to sell residential mortgage loans	N/A	60.0	35.3	0.4	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	84.7	57.5	—	—	0.6	0.7

Total				118.0	117.3	91.8	96.0

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.2	1.0
Subordinated notes	Fair value	375.0	375.0	10.3	15.1	—	—

Total				10.3	15.1	1.2	1.0

Total derivatives				$128.3	$132.4	$93.0	$97.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Six months ended June 30 (in millions)		2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$13.3	$90.6	$—	$—
Institutional counterparties	N/A	(5.8)	(86.8)	—	—
Foreign exchange contracts	N/A	(0.3)	—	—	—
Risk participation agreements	N/A	(0.2)	(0.2)	—	—
Forward commitments to sell residential mortgage loans	N/A	—	0.4	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	0.1	(0.5)	—	—

Total		7.1	3.5	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.7)	(0.7)	(0.8)	(0.7)
Interest rate locks (2)	Cash flow	—	—	—	—
Interest rate swaps	Fair value	4.3	(0.1)	—	—

Total		3.6	(0.8)	(0.8)	(0.7)

Total derivatives		$10.7	$2.7	$(0.8)	$(0.7)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Income relating to T-Locks terminated in 2012 totaled less than $0.1 million for both periods.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of June 30, 2015 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$1.7	$—	$1.7	$(1.7)	$—	$—
Counterparty B	2.3	—	2.3	(2.3)	—	—
Counterparty C	2.9	—	2.9	(2.9)	—	—
Counterparty D	1.2	—	1.2	(1.2)	—	—
Counterparty E	24.1	—	24.1	(24.1)	—	—
Other counterparties	3.1	—	3.1	(0.4)	(2.7)	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$35.6	$—	$35.6	$(32.6)	$(2.7)	$0.3

Financial liabilities:
Interest rate swaps:
Counterparty A	$9.1	$—	$9.1	$(1.7)	$(7.1)	$0.3
Counterparty B	9.4	—	9.4	(2.3)	(6.5)	0.6
Counterparty C	4.0	—	4.0	(2.9)	(0.4)	0.7
Counterparty D	7.0	—	7.0	(1.2)	(4.1)	1.7
Counterparty E	42.8	—	42.8	(24.1)	(18.7)	—
Other counterparties	4.0	—	4.0	(0.4)	(3.6)	—
Repurchase agreements (1)	1.0	—	1.0	—	(1.0)	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$77.6	$—	$77.6	$(32.6)	$(41.4)	$3.6

(1)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2014 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$2.7	$—	$2.7	$(2.7)	$—	$—
Counterparty B	1.5	—	1.5	(1.5)	—	—
Counterparty C	2.5	—	2.5	(2.5)	—	—
Counterparty D	3.2	—	3.2	(0.4)	(2.8)	—
Counterparty E	15.7	—	15.7	(15.7)	—	—
Other counterparties	1.3	—	1.3	(1.3)	—	—
Securities purchased under agreements to resell	100.0	—	100.0	—	(100.0)	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8

Total	$127.7	$—	$127.7	$(24.1)	$(102.8)	$0.8

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.8	$—	$11.8	$(2.7)	$(9.1)	$—
Counterparty B	11.8	—	11.8	(1.5)	(10.3)	—
Counterparty C	4.5	—	4.5	(2.5)	(1.9)	0.1
Counterparty D	0.4	—	0.4	(0.4)	—	—
Counterparty E	47.8	—	47.8	(15.7)	(32.1)	—
Other counterparties	11.2	—	11.2	(1.3)	(8.9)	1.0
Repurchase agreements (1)	1.0	—	1.0	—	(1.0)	—
Foreign exchange contracts	0.5	—	0.5	—	—	0.5

Total	$89.0	$—	$89.0	$(24.1)	$(63.3)	$1.6

(1)	Included in other borrowings in the Consolidated Statements of Condition.

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

Revenue Recognition

In May 2014, the FASB amended its standards with respect to revenue recognition. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The underlying principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As originally issued, this new guidance, which can be applied retrospectively or through the use of the cumulative effect transition method, was to become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016 (January 1, 2017 for People’s United) and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date (to January 1, 2018 for People’s United) with early adoption, as of the original effective date, permitted. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Retirement Benefits

In April 2015, the FASB amended its standards with respect to the accounting for retirement benefits by providing a practical expedient, for entities with fiscal year-ends that do not coincide with a month-end, permitting such entities to measure defined benefit plan assets and obligations using the month-end that is closest to its fiscal year-end. This practical expedient is to be applied consistently from year to year and to all plans if an entity has more than one plan. Further, in cases where a significant event caused by the entity (such as a plan amendment, curtailment or settlement) that requires the remeasurement of defined benefit plan assets and obligations does not coincide with a month-end, entities may elect to remeasure both plan assets and obligations using the month-end that is closest to the date of the significant event. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for People’s United) and are to be applied prospectively. The adoption of this new guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Selected Consolidated Financial Information

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2015	2015	2014	2015	2014
Earnings Data:
Net interest income (fully taxable equivalent)	$237.0	$233.9	$232.8	$470.9	$464.6
Net interest income	230.4	228.1	228.2	458.5	455.3
Provision for loan losses	7.7	9.8	8.8	17.5	18.3
Non-interest income (1)	83.0	89.0	100.1	172.0	180.0
Non-interest expense	211.8	217.6	208.3	429.4	425.0
Operating non-interest expense (2)	208.8	211.6	206.7	420.4	418.2
Income before income tax expense	93.9	89.7	111.2	183.6	192.0
Net income	61.7	59.2	72.3	120.9	125.4
Operating earnings (2)	63.7	63.2	59.9	126.9	116.4

Selected Statistical Data:
Net interest margin (3)	2.88%	2.91%	3.13%	2.90%	3.15%
Return on average assets (3)	0.67	0.66	0.87	0.67	0.76
Operating return on average assets (2), (3)	0.70	0.71	0.72	0.70	0.71
Return on average tangible assets (3)	0.71	0.70	0.93	0.71	0.81
Return on average stockholders’ equity (3)	5.3	5.1	6.3	5.2	5.5
Return on average tangible stockholders’ equity (3)	9.5	9.2	11.6	9.4	10.2
Operating return on average tangible stockholders’ equity (2), (3)	9.8	9.9	9.6	9.8	9.4
Efficiency ratio (2)	61.6	61.9	61.8	61.7	62.8

Common Share Data:
Basic and diluted earnings per share	$0.20	$0.20	$0.24	$0.40	$0.42
Operating earnings per share (2)	0.21	0.21	0.20	0.42	0.39
Dividends paid per share	0.1675	0.1650	0.1650	0.3325	0.3275
Dividend payout ratio	81.8%	83.7%	68.4%	82.7%	78.1%
Operating dividend payout ratio (2)	79.2	78.3	82.5	78.8	84.2
Book value per share (end of period)	$15.51	$15.55	$15.46	$15.51	$15.46
Tangible book value per share (end of period) (2)	8.59	8.58	8.41	8.59	8.41
Stock price:
High	16.64	15.45	15.23	16.64	15.70
Low	14.92	13.97	14.00	13.97	13.73
Close (end of period)	16.21	15.20	15.17	16.21	15.17

(1)	Three and six months ended June 30, 2014 includes a $20.6 million net gain (pre-tax) resulting from the formation of a merchant services joint venture.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(dollars in millions)	2015	2015	2014	2014	2014
Financial Condition Data:
Total assets	$37,183	$36,407	$35,997	$34,775	$33,921
Loans	27,562	26,929	26,592	25,954	25,455
Securities	5,756	5,577	5,012	4,687	4,580
Short-term investments (1)	196	250	769	508	99
Allowance for loan losses	205	201	198	197	193
Goodwill and other acquisition-related intangible assets	2,091	2,097	2,103	2,109	2,115
Deposits	27,435	27,150	26,138	25,261	24,089
Borrowings	3,563	3,143	3,692	3,416	3,773
Notes and debentures	1,030	1,042	1,034	1,022	1,040
Stockholders’ equity	4,686	4,682	4,633	4,655	4,636
Total risk-weighted assets (2)
People’s United	28,688	28,100	27,513	26,967	26,591
People’s United Bank	28,648	28,084	27,454	26,931	26,556
Non-performing assets (3)	221	209	224	229	233
Net loan charge-offs	3.2	7.2	8.5	8.1	6.5

Average Balances:
Loans	$27,125	$26,504	$26,136	$25,611	$24,856
Securities (4)	5,577	5,325	4,718	4,691	4,674
Short-term investments (1)	223	276	276	254	206
Total earning assets	32,925	32,105	31,130	30,556	29,736
Total assets	36,617	35,768	34,763	34,150	33,273
Deposits	27,236	26,579	25,781	24,660	23,851
Borrowings	3,215	3,018	2,854	3,443	3,793
Notes and debentures	1,040	1,041	1,027	1,022	661
Total funding liabilities	31,491	30,638	29,662	29,125	28,305
Stockholders’ equity	4,689	4,663	4,679	4,648	4,609

Ratios:
Net loan charge-offs to average total loans (annualized)	0.05%	0.11%	0.13%	0.13%	0.10%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.83	0.80	0.88	0.92	0.96
Originated allowance for loan losses to:
Originated loans (3)	0.73	0.74	0.74	0.75	0.75
Originated non-performing loans (3)	102.9	107.5	95.5	94.1	91.7
Average stockholders’ equity to average total assets	12.8	13.0	13.5	13.6	13.9
Stockholders’ equity to total assets	12.6	12.9	12.9	13.4	13.7
Tangible stockholders’ equity to tangible assets (5)	7.4	7.5	7.5	7.8	7.9
Total risk-based capital (2)
People’s United	11.8	11.9	12.2	12.3	12.5
People’s United Bank	12.9	13.1	13.0	13.2	13.5

(1)	Includes securities purchased under agreements to resell.
(2)	June and March 2015 calculated under Basel III capital rules. See Regulatory Capital Requirements.
(3)	Excludes acquired loans.
(4)	Average balances for securities are based on amortized cost.
(5)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United’s results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United’s underlying operating performance and trends, and facilitates comparisons with the performance of other financial institutions. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding goodwill impairment charges, amortization of other acquisition-related intangible assets, losses on real estate assets and non-recurring expenses, which are also excluded in arriving at operating non-interest expense) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, and excluding gains and losses on sales of assets other than residential mortgage loans and acquired loans, and non-recurring income) (the denominator). In addition, operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis. People’s United generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2015	2015	2014	2015	2014
Total non-interest expense	$211.8	$217.6	$208.3	$429.4	$425.0

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(2.7)	(5.3)	—	(8.0)	(4.4)
Severance-related costs	(0.3)	(0.7)	(1.6)	(1.0)	(2.4)
Acquisition integration and other costs	—	—	—	—	—

Total	(3.0)	(6.0)	(1.6)	(9.0)	(6.8)

Operating non-interest expense	208.8	211.6	206.7	420.4	418.2

Operating lease expense (1)	(9.2)	(9.3)	(8.7)	(18.5)	(19.8)
Amortization of other acquisition-related intangible assets	(6.0)	(5.9)	(6.2)	(11.9)	(12.4)
Other (2)	(1.8)	(2.0)	(3.7)	(3.8)	(5.7)

Total non-interest expense for efficiency ratio	$191.8	$194.4	$188.1	$386.2	$380.3

Net interest income (FTE basis)	$237.0	$233.9	$232.8	$470.9	$464.6
Total non-interest income	83.0	89.0	100.1	172.0	180.0

Total revenues	320.0	322.9	332.9	642.9	644.6
Adjustments:
Operating lease expense (1)	(9.2)	(9.3)	(8.7)	(18.5)	(19.8)
BOLI FTE adjustment	0.7	0.6	0.6	1.3	1.2
Net security gains	—	—	—	—	(0.1)
Gain on merchant services joint venture, net of expenses	—	—	(20.6)	—	(20.6)
Other (3)	—	—	—	—	(0.1)

Total revenues for efficiency ratio	$311.5	$314.2	$304.2	$625.7	$605.2

Efficiency ratio	61.6%	61.9%	61.8%	61.7%	62.8%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions, except per share data)	2015	2015	2014	2015	2014
Net income, as reported	$61.7	$59.2	$72.3	$120.9	$125.4

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	2.7	5.3	—	8.0	4.4
Severance-related costs	0.3	0.7	1.6	1.0	2.4
Gain on merchant services joint venture, net of expenses	—	—	(20.6)	—	(20.6)
Acquisition integration and other costs	—	—	—	—	—

Total pre-tax adjustments	3.0	6.0	(19.0)	9.0	(13.8)
Tax effect	(1.0)	(2.0)	6.6	(3.0)	4.8

Total adjustments, net of tax	2.0	4.0	(12.4)	6.0	(9.0)

Operating earnings	$63.7	$63.2	$59.9	$126.9	$116.4

EPS, as reported	$0.20	$0.20	$0.24	$0.40	$0.42

Adjustments to arrive at operating EPS:
Writedowns of banking house assets	0.01	0.01	—	0.02	0.01
Severance-related costs	—	—	—	—	—
Gain on merchant services joint venture, net of expenses	—	—	(0.04)	—	(0.04)
Acquisition integration and other costs	—	—	—	—	—

Total adjustments per share	0.01	0.01	(0.04)	0.02	(0.03)

Operating EPS	$0.21	$0.21	$0.20	$0.42	$0.39

Average total assets	$36,617	$35,768	$33,273	$36,195	$33,037

Operating return on average assets (annualized)	0.70%	0.71%	0.72%	0.70%	0.71%

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2015	2015	2014	2015	2014
Operating earnings	$63.7	$63.2	$59.9	$126.9	$116.4

Average stockholders’ equity	$4,689	$4,663	$4,609	$4,676	$4,586
Less: Average goodwill and average other acquisition-related intangible assets	2,094	2,100	2,118	2,097	2,121

Average tangible stockholders’ equity	$2,595	$2,563	$2,491	$2,579	$2,465

Operating return on average tangible stockholders’ equity (annualized)	9.8%	9.9%	9.6%	9.8%	9.4%

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2015	2015	2014	2015	2014
Dividends paid	$50.5	$49.5	$49.4	$100.0	$98.0

Operating earnings	$63.7	$63.2	$59.9	$126.9	$116.4

Operating dividend payout ratio	79.2%	78.3%	82.5%	78.8%	84.2%

The following tables summarize People’s United’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(in millions, except per share data)	2015	2015	2014	2014	2014
Total stockholders’ equity	$4,686	$4,682	$4,633	$4,655	$4,636
Less: Goodwill and other acquisition-related intangible assets	2,091	2,097	2,103	2,109	2,115

Tangible stockholders’ equity	$2,595	$2,585	$2,530	$2,546	$2,521

Total assets	$37,183	$36,407	$35,997	$34,775	$33,921
Less: Goodwill and other acquisition-related intangible assets	2,091	2,097	2,103	2,109	2,115

Tangible assets	$35,092	$34,310	$33,894	$32,666	$31,806

Tangible equity ratio	7.4%	7.5%	7.5%	7.8%	7.9%

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(in millions, except per share data)	2015	2015	2014	2014	2014
Tangible stockholders’ equity	$2,595	$2,585	$2,530	$2,546	$2,521

Common shares issued	398.66	397.81	396.85	396.71	396.66
Less: Common shares classified as treasury shares	89.06	89.05	89.05	89.04	89.03
Unallocated ESOP common shares	7.49	7.58	7.67	7.75	7.84

Common shares	302.11	301.18	300.13	299.92	299.79

Tangible book value per share	$8.59	$8.58	$8.43	$8.49	$8.41

Financial Overview

People’s United reported net income of $61.7 million, or $0.20 per diluted share, for the three months ended June 30, 2015, compared to $72.3 million, or $0.24 per diluted share, for the year-ago period. Included in the results for the second quarter of 2014 is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. Operating earnings were $63.7 million, or $0.21 per share, and $59.9 million, or $0.20 per share, for the respective periods. Compared to the year-ago period, second quarter 2015 earnings reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.70% for the three months ended June 30, 2015 compared to 0.72% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.8% for the three months ended June 30, 2015 compared to 9.6% for the year-ago period.

Compared to the second quarter of 2014, FTE net interest income increased $4.2 million to $237.0 million and the net interest margin decreased 25 basis points to 2.88%. FTE net interest income increased $3.1 million and the net interest margin decreased three basis points compared to the first quarter of 2015 (see Net Interest Income).

Net income for the six months ended June 30, 2015 totaled $120.9 million, or $0.40 per diluted share, compared to $125.4 million, or $0.42 per diluted share, for the year-ago period. Included in the results for the six months ended June 30, 2014 is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. Operating earnings were $126.9 million, or $0.42 per share, and $116.4 million, or $0.39 per share, for the respective periods. People’s United’s operating return on average assets was 0.70% for the six months ended June 30, 2015 compared to 0.71% for the year-ago period. Operating return on average tangible stockholders’ equity was 9.8% for the six months ended June 30, 2015 compared to 9.4% for the year-ago period. FTE net interest income totaled $470.9 million for the six months ended June 30, 2015, a $6.3 million increase from the year-ago period and the net interest margin decreased 25 basis points to 2.90%.

Average total earning assets increased $3.2 billion compared to the second quarter of 2014, primarily reflecting increases of $2.3 billion in average total loans and $904 million in average securities. Average total funding liabilities increased $3.2 billion compared to the year-ago quarter, reflecting increases of $3.4 billion in average total deposits and $378 million in average notes and debentures, partially offset by a $578 million decrease in average total borrowings.

Compared to the year-ago quarter, total non-interest income decreased $17.1 million (included in the year-ago quarter is a $20.6 million net gain resulting from the formation of a merchant services joint venture) and total non-interest expense increased $3.5 million. The efficiency ratio was 61.6% for the second quarter of 2015 compared to 61.8% for the year-ago period
(see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the second quarter of 2015 totaled $7.7 million compared to $8.8 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.05% in the second quarter of 2015 compared to 0.10% in the year-ago quarter. The allowance for loan losses on originated loans was $195.1 million at June 30, 2015, a $7.0 million increase from December 31, 2014. The allowance for loan losses on acquired loans was $10.3 million and $10.2 million at June 30, 2015 and December 31, 2014, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $220.5 million at June 30, 2015, a $3.6 million decrease from December 31, 2014. At June 30, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.73% and as a percentage of originated non-performing loans was 102.9%, compared to 0.74% and 95.5%, respectively, at December 31, 2014 (see Asset Quality).

People’s United’s total stockholders’ equity was $4.7 billion at June 30, 2015 compared to $4.6 billion at December 31, 2014. Stockholders’ equity as a percentage of total assets was 12.6% at June 30, 2015 compared to 12.9% at December 31, 2014. Tangible stockholders’ equity as a percentage of tangible assets was 7.4% at June 30, 2015 compared to 7.5% at December 31, 2014 (see Stockholders’ Equity and Dividends). People’s United Bank, N.A. (the “Bank”) and People’s United’s total risk-based capital ratios (calculated in accordance with Basel III capital rules effective January 1, 2015) were 12.9% and 11.8%, respectively, at June 30, 2015 compared to 13.0% and 12.2%, respectively, at December 31, 2014 (see Regulatory Capital Requirements).

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

FTP, which is used in the calculation of each operating segment’s net interest income, measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income (see Treasury). For fixed-term assets and liabilities, the FTP rate is assigned at the time the asset or liability is originated by reference to the Company’s FTP yield curve, which is updated daily. For non-maturity-term assets and liabilities, the FTP rate is determined based upon the underlying characteristics, or behavior, of each particular product and results in the use of a historical rolling average FTP rate determined over a period that is most representative of the average life of the particular asset or liability. While the Company’s FTP methodology serves to remove interest rate risk (“IRR”) from the operating segments and better facilitate pricing decisions, thereby allowing management to more effectively assess the longer-term profitability of an operating segment, it may, in sustained periods of low and/or high interest rates, result in a measure of operating segment net interest income that is not reflective of current interest rates.

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

Segment Performance Summary

Three months ended			Total
June 30, 2015	Commercial	Retail	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$137.1	$85.7	$222.8	$15.0	$(7.4)	$230.4
Provision for loan losses	11.8	3.8	15.6	—	(7.9)	7.7
Total non-interest income	36.2	44.2	80.4	3.0	(0.4)	83.0
Total non-interest expense	76.2	128.9	205.1	3.3	3.4	211.8

Income (loss) before income tax expense (benefit)	85.3	(2.8)	82.5	14.7	(3.3)	93.9
Income tax expense (benefit)	29.3	(1.0)	28.3	5.1	(1.2)	32.2

Net income (loss)	$56.0	$(1.8)	$54.2	$9.6	$(2.1)	$61.7

Average total assets	$21,403.1	$8,423.2	$29,826.3	$6,195.0	$596.1	$36,617.4
Average total liabilities	5,098.2	19,390.3	24,488.5	7,152.1	288.2	31,928.8

Six months ended			Total
June 30, 2015	Commercial	Retail	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$271.2	$172.3	$443.5	$29.2	$(14.2)	$458.5
Provision for loan losses	23.3	7.6	30.9	—	(13.4)	17.5
Total non-interest income	82.2	84.1	166.3	5.6	0.1	172.0
Total non-interest expense	152.8	260.6	413.4	5.8	10.2	429.4

Income (loss) before income tax expense (benefit)	177.3	(11.8)	165.5	29.0	(10.9)	183.6
Income tax expense (benefit)	60.5	(4.1)	56.4	10.0	(3.7)	62.7

Net income (loss)	$116.8	$(7.7)	$109.1	$19.0	$(7.2)	$120.9

Average total assets	$21,149.0	$8,375.6	$29,524.6	$6,072.8	$597.8	$36,195.2
Average total liabilities	5,067.3	19,230.6	24,297.9	6,916.9	304.4	31,519.2

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net interest income	$137.1	$124.9	$271.2	$247.3
Provision for loan losses	11.8	11.4	23.3	22.3
Total non-interest income	36.2	33.4	82.2	69.0
Total non-interest expense	76.2	64.4	152.8	132.0

Income before income tax expense	85.3	82.5	177.3	162.0
Income tax expense	29.3	28.9	60.5	56.1

Net income	$56.0	$53.6	$116.8	$105.9

Average total assets	$21,403.1	$18,768.2	$21,149.0	$18,457.8
Average total liabilities	5,098.2	4,057.5	5,067.3	3,978.8

Commercial Banking net income increased $2.4 million compared to the second quarter of 2014, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $12.2 million increase in net interest income primarily reflects continued loan growth, partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans. The increase in non-interest income compared to the year-ago period primarily reflects increases in operating lease income resulting from a higher level of equipment leases to PCLC customers and commercial banking lending fees. The $11.8 million increase in non-interest expense in the second quarter of 2015 compared to the second quarter of 2014 primarily reflects a higher level of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.6 billion and average total liabilities increased $1.0 billion compared to the second quarter of 2014, reflecting loan and deposit growth. In addition, during the three months ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer business deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net interest income	$85.7	$107.1	$172.3	$214.2
Provision for loan losses	3.8	4.5	7.6	8.9
Total non-interest income	44.2	42.1	84.1	82.6
Total non-interest expense	128.9	133.3	260.6	269.9

(Loss) income before income tax (benefit) expense	(2.8)	11.4	(11.8)	18.0
Income tax (benefit) expense	(1.0)	4.0	(4.1)	6.3

Net (loss) income	$(1.8)	$7.4	$(7.7)	$11.7

Average total assets	$8,423.2	$8,724.3	$8,375.6	$8,707.4
Average total liabilities	19,390.3	19,290.9	19,230.6	19,205.2

Retail Banking’s net loss in the second quarter of 2015 compared to net income in the second quarter of 2014 primarily reflects a $21.4 million decrease in net interest income. The decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans, and lower FTP funding credits, partially offset by an increase in average residential mortgage loans. The $2.1 million increase in non-interest income primarily reflects increases in net gains on sales of residential mortgage loans and investment management fees. The $4.4 million decrease in non-interest expense primarily reflects a lower level of direct and allocated expenses. Average total assets decreased $301 million and average total liabilities increased $99 million compared to the second quarter of 2014. During the three months ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net interest income	$15.0	$2.0	$29.2	$4.5
Total non-interest income	3.0	1.7	5.6	3.5
Total non-interest expense	3.3	2.7	5.8	4.5

Income before income tax expense	14.7	1.0	29.0	3.5
Income tax expense	5.1	0.3	10.0	1.2

Net income	$9.6	$0.7	$19.0	$2.3

Average total assets	$6,195.0	$5,171.4	$6,072.8	$5,246.3
Average total liabilities	7,152.1	5,024.0	6,916.9	4,949.6

Treasury’s net income increased $8.9 million in the second quarter of 2015 compared to the second quarter of 2014. The improvement in net interest income primarily reflects lower FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The increase in non-interest expense primarily reflects an increase in direct and allocated expenses. Average total assets increased $1.0 billion compared to the second quarter of 2014, primarily reflecting an increase in average securities. The $2.1 billion increase in average total liabilities compared to the second quarter of 2014 primarily reflects increases of $2.3 billion in average deposits and $378 million in notes and debentures, partially offset by a $640 million decrease in average total borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: the net gain resulting from the formation of a merchant services joint venture totaling $20.6 million for both the three and six months ended June 30, 2014 (included in total non-interest income); and one-time charges totaling $3.0 million and $9.0 million for the three and six months ended June 30, 2015, respectively, and $1.6 million and $6.8 million for the three and six months ended June 30, 2014, respectively (included in total non-interest expense).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net interest loss	$(7.4)	$(5.8)	$(14.2)	$(10.7)
Provision for loan losses	(7.9)	(7.1)	(13.4)	(12.9)
Total non-interest income	(0.4)	22.9	0.1	24.9
Total non-interest expense	3.4	7.9	10.2	18.6

(Loss) income before income tax (benefit) expense	(3.3)	16.3	(10.9)	8.5
Income tax (benefit) expense	(1.2)	5.7	(3.7)	3.0

Net (loss) income	$(2.1)	$10.6	$(7.2)	$5.5

Average total assets	$596.1	$608.9	$597.8	$625.6
Average total liabilities	288.2	291.9	304.4	317.1

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for the second quarter of 2015, the average effective federal funds rate was 0.13%. The net interest margin was 2.88% in the second quarter of 2015 compared to 2.91% in the first quarter of 2015 and 3.13% in the second quarter of 2014. The decline in the net interest margin from the first quarter of 2015 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, declining interest income on acquired loans and an increase in average deposit balances, partially offset by the benefit from one more calendar day in the second quarter and an increase in average investment balances. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

Second Quarter 2015 Compared to Second Quarter 2014

FTE net interest income increased $4.2 million compared to the second quarter of 2014, reflecting a $9.8 million increase in total interest and dividend income (including a $7.4 million decrease in interest income on acquired loans) partially offset by a $5.6 million increase in total interest expense, and the net interest margin decreased 25 basis points to 2.88%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio and increases in average deposit and borrowing balances.

Average total earning assets were $32.9 billion in the second quarter of 2015, a $3.2 billion increase from the second quarter of 2014, primarily reflecting increases of $2.3 billion in average total loans and $904 million in average securities. Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in the second quarter of 2015, compared to 83%, 16% and 1%, respectively, in the year-ago quarter. In the current quarter, the yield earned on the total loan portfolio was 3.52% and the yield earned on securities and short-term investments was 2.24%, compared to 3.78% and 2.17%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 49% of the loan portfolio had floating interest rates at June 30, 2015 compared to 47% at December 31, 2014.

The average total commercial and residential mortgage loan portfolios increased $1.6 billion and $601 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans increased $31 million compared to the year-ago quarter, reflecting a $41 million increase in average home equity loans partially offset by an $11 million decrease in average indirect auto loans.

Average total funding liabilities were $31.5 billion in the second quarter of 2015, a $3.2 billion increase from the year-ago period, reflecting increases of $3.4 billion in average total deposits and $378 million in average notes and debentures, partially offset by a $578 million decrease in average total borrowings. The increase in average total deposits reflects organic growth and a $1.6 billion increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits, average non-interest-bearing deposits and average time deposits increased $1.1 billion, $396 million and $250 million, respectively. Average total deposits comprised 86% and 84% of average total funding liabilities in the second quarter of 2015 and the year-ago period, respectively. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The three basis point increase to 0.43% in the rate paid on average total funding liabilities primarily reflects increases in total deposit and total borrowing costs. The rate paid on average deposits increased two basis points from the second quarter of 2014, primarily reflecting one basis point increases in both savings and money market deposits and time deposits. Average savings and money market deposits and average time deposits comprised 59% and 20%, respectively, of average total deposits in the second quarter of 2015 compared to 59% and 19%, respectively, in the comparable 2014 period.

Second Quarter 2015 Compared to First Quarter 2015

FTE net interest income increased $3.1 million compared to the first quarter of 2015, reflecting a $5.0 million increase in total interest and dividend income partially offset by a $1.9 million increase in total interest expense, and the net interest margin decreased three basis points to 2.88%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio and increases in average total deposits (which reduced the net interest margin by four and two basis points, respectively), partially offset by one additional calendar day and an increase in average securities balances (which benefited the net interest margin by two and one basis point, respectively).

Average total earning assets increased $820 million, primarily reflecting increases of $621 million in average total loans and $252 million in average securities, partially offset by a decrease of $53 million in average short-term investments. The average total commercial and residential mortgage loan portfolios increased $498 million and $130 million, respectively, compared to the first quarter of 2015.

Average total funding liabilities increased $852 million, reflecting increases of $657 million in average total deposits and $197 million in average total borrowings. The increase in average total deposits reflects organic growth. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, and the six months ended June 30, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2015			March 31, 2015			June 30, 2014
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$223.3	$0.1	0.21%	$275.9	$0.1	0.20%	$206.3	$0.1	0.21%
Securities (3)	5,577.3	32.5	2.33	5,325.0	30.7	2.31	4,673.5	26.4	2.26
Loans:
Commercial (4)	10,227.6	93.4	3.65	9,896.0	91.5	3.70	9,087.1	89.8	3.95
Commercial real estate	9,568.4	86.4	3.61	9,401.6	85.3	3.63	9,072.3	88.6	3.91
Residential mortgage	5,140.3	40.7	3.17	5,010.1	40.4	3.23	4,539.5	38.0	3.35
Consumer	2,188.4	18.0	3.28	2,196.4	18.1	3.30	2,157.1	18.4	3.41

Total loans	27,124.7	238.5	3.52	26,504.1	235.3	3.55	24,856.0	234.8	3.78

Total earning assets	32,925.3	$271.1	3.29%	32,105.0	$266.1	3.32%	29,735.8	$261.3	3.52%

Other assets	3,692.1			3,663.3			3,537.0

Total assets	$36,617.4			$35,768.3			$33,272.8

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,695.9	$—	—%	$5,603.2	$—	—%	$5,299.7	$—	—%
Savings, interest-bearing checking and money market	16,155.6	10.9	0.27	15,692.0	10.0	0.26	14,138.0	9.1	0.26
Time	5,384.9	13.0	0.97	5,284.1	12.2	0.92	4,413.3	10.6	0.96

Total deposits	27,236.4	23.9	0.35	26,579.3	22.2	0.33	23,851.0	19.7	0.33

Borrowings:
Federal Home Loan Bank advances	2,365.6	2.3	0.40	2,058.0	2.2	0.42	2,770.6	2.3	0.33
Customer repurchase agreements	452.3	0.2	0.19	486.6	0.2	0.18	472.8	0.2	0.20
Federal funds purchased	395.7	0.2	0.19	472.5	0.2	0.17	405.9	0.2	0.19
Repurchase agreements	1.0	—	1.75	1.0	—	1.78	138.8	0.1	0.24
Other borrowings	—	—	—	—	—	—	4.2	—	—

Total borrowings	3,214.6	2.7	0.34	3,018.1	2.6	0.34	3,792.3	2.8	0.30

Notes and debentures	1,039.5	7.5	2.87	1,040.7	7.4	2.83	661.2	6.0	3.64

Total funding liabilities	31,490.5	$34.1	0.43%	30,638.1	$32.2	0.42%	28,304.5	$28.5	0.40%

Other liabilities	438.3			467.1			359.8

Total liabilities	31,928.8			31,105.2			28,664.3
Stockholders’ equity	4,688.6			4,663.1			4,608.5

Total liabilities and stockholders’ equity	$36,617.4			$35,768.3			$33,272.8

Net interest income/spread (5)		$237.0	2.86%		$233.9	2.90%		$232.8	3.12%

Net interest margin			2.88%			2.91%			3.13%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $6.6 million, $5.8 million and $4.6 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2015			June 30, 2014
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$249.4	$0.2	0.20%	$163.8	$0.2	0.20%
Securities (3)	5,451.8	63.2	2.32	4,790.1	53.7	2.24
Loans:
Commercial (4)	10,062.7	184.9	3.67	8,896.0	177.6	3.99
Commercial real estate	9,485.5	171.7	3.62	8,988.8	177.3	3.94
Residential mortgage	5,075.5	81.1	3.20	4,511.1	75.9	3.37
Consumer	2,192.4	36.1	3.29	2,157.9	36.7	3.40

Total loans	26,816.1	473.8	3.53	24,553.8	467.5	3.81

Total earning assets	32,517.3	$537.2	3.30%	29,507.7	$521.4	3.53%

Other assets	3,677.9			3,529.4

Total assets	$36,195.2			$33,037.1

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,649.8	$—	—%	$5,243.9	$—	—%
Savings, interest-bearing checking and money market	15,925.1	20.9	0.26	13,710.5	17.7	0.26
Time	5,334.7	25.2	0.95	4,405.5	21.3	0.97

Total deposits	26,909.6	46.1	0.34	23,359.9	39.0	0.33

Borrowings:
Federal Home Loan Bank advances	2,212.6	4.5	0.41	2,994.9	4.9	0.33
Customer repurchase agreements	469.4	0.4	0.18	490.1	0.5	0.20
Federal funds purchased	433.9	0.4	0.18	507.5	0.4	0.18
Repurchase agreements	1.0	—	1.75	70.3	0.1	0.25
Other borrowings	—	—	—	5.8	—	0.03

Total borrowings	3,116.9	5.3	0.34	4,068.6	5.9	0.29

Notes and debentures	1,040.1	14.9	2.85	650.3	11.9	3.66

Total funding liabilities	31,066.6	$66.3	0.43%	28,078.8	$56.8	0.40%

Other liabilities	452.6			371.9

Total liabilities	31,519.2			28,450.7
Stockholders’ equity	4,676.0			4,586.4

Total liabilities and stockholders’ equity	$36,195.2			$33,037.1

Net interest income/spread (5)		$470.9	2.87%		$464.6	3.13%

Net interest margin			2.90%			3.15%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $12.4 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30, 2015 Compared To
	June 30, 2014 Increase (Decrease)			March 31, 2015 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$—	$—	$—	$—	$—
Securities	5.2	0.9	6.1	1.5	0.3	1.8
Loans:
Commercial	10.7	(7.1)	3.6	3.0	(1.1)	1.9
Commercial real estate	4.7	(6.9)	(2.2)	1.6	(0.5)	1.1
Residential mortgage	4.8	(2.1)	2.7	1.0	(0.7)	0.3
Consumer	0.3	(0.7)	(0.4)	(0.1)	—	(0.1)

Total loans	20.5	(16.8)	3.7	5.5	(2.3)	3.2

Total change in interest and dividend income	25.7	(15.9)	9.8	7.0	(2.0)	5.0

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.3	0.5	1.8	0.3	0.6	0.9
Time	2.4	—	2.4	0.2	0.6	0.8

Total deposits	3.7	0.5	4.2	0.5	1.2	1.7

Borrowings:
Federal Home Loan Bank advances	(0.4)	0.4	—	0.3	(0.2)	0.1
Customer repurchase agreements	—	—	—	—	—	—
Federal funds purchased	(0.1)	0.1	—	—	—	—
Repurchase agreements	(0.2)	0.1	(0.1)	—	—	—
Other borrowings	—	—	—	—	—	—

Total borrowings	(0.7)	0.6	(0.1)	0.3	(0.2)	0.1

Notes and debentures	2.9	(1.4)	1.5	—	0.1	0.1

Total change in interest expense	5.9	(0.3)	5.6	0.8	1.1	1.9

Change in net interest income	$19.8	$(15.6)	$4.2	$6.2	$(3.1)	$3.1

Volume and Rate Analysis

	Six Months Ended June 30, 2015 Compared To June 30, 2014 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$(0.1)	$—
Securities	7.6	1.9	9.5
Loans:
Commercial	22.1	(14.8)	7.3
Commercial real estate	9.5	(15.1)	(5.6)
Residential mortgage	9.2	(4.0)	5.2
Consumer	0.6	(1.2)	(0.6)

Total loans	41.4	(35.1)	6.3

Total change in interest and dividend income	49.1	(33.3)	15.8

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	2.9	0.3	3.2
Time	4.4	(0.5)	3.9

Total deposits	7.3	(0.2)	7.1

Borrowings:
Federal Home Loan Bank advances	(1.4)	1.0	(0.4)
Customer repurchase agreements	—	(0.1)	(0.1)
Federal funds purchased	(0.1)	0.1	—
Repurchase agreements	(0.2)	0.1	(0.1)
Other borrowings	—	—	—

Total borrowings	(1.7)	1.1	(0.6)

Notes and debentures	6.0	(3.0)	3.0

Total change in interest expense	11.6	(2.1)	9.5

Change in net interest income	$37.5	$(31.2)	$6.3

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Bank service charges	$31.5	$30.1	$32.8	$61.6	$63.3
Investment management fees	11.3	10.8	10.6	22.1	20.4
Operating lease income	10.5	10.8	9.9	21.3	21.2
Commercial banking lending fees	9.0	12.3	7.4	21.3	16.2
Insurance revenue	6.5	7.6	6.8	14.1	14.5
Brokerage commissions	3.2	3.2	3.6	6.4	6.8
Net gains on sales of residential mortgage loans	2.0	0.7	—	2.7	0.8
Net (losses) gains on sales of acquired loans	(0.2)	1.9	(0.4)	1.7	(0.4)
Gain on merchant services joint venture, net of expenses	—	—	20.6	—	20.6
Other non-interest income:
Customer interest rate swap income, net	2.2	5.3	2.2	7.5	3.6
BOLI	1.4	1.1	1.4	2.5	2.7
Net security gains	—	—	—	—	0.1
Other	5.6	5.2	5.2	10.8	10.2

Total other non-interest income	9.2	11.6	8.8	20.8	13.0

Total non-interest income	$83.0	$89.0	$100.1	$172.0	$180.0

Total non-interest income increased $3.5 million compared to the second quarter of 2014 (excluding the effect of the gain on the merchant services joint venture) and decreased $6.0 million compared to the first quarter of 2015. The increase in non-interest income compared to the second quarter of 2014 primarily reflects increases in net gains on sales of residential mortgage loans and commercial banking lending fees. The decrease compared to the first quarter of 2015 primarily reflects decreases in commercial banking lending fees, customer interest rate swap income, net gains on sales of acquired loans and insurance revenue, partially offset by increases in bank service charges and net gains on sales of residential mortgage loans.

Bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) (see below). The decrease in insurance revenue from the first quarter of 2015 reflects the seasonal nature of insurance renewals.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $10.1 billion and $5.6 billion, respectively, at June 30, 2015, compared to $10.8 billion and $5.6 billion, respectively, at December 31, 2014.

The increase in commercial banking lending fees compared to the second quarter of 2014 primarily reflects higher prepayment fees in the second quarter of 2015. Compared to second quarter of 2014, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers. The increases in net gains on sales of residential mortgage loans from both the second quarter of 2014 and first quarter of 2015 primarily reflect increases in the volume of residential mortgage loan sales of 120% and 79%, respectively. Net gains on sales of acquired loans in the first quarter of 2015 reflect sales of acquired loans with contractual balances of $21.2 million and carrying amounts of $18.9 million.

On an FTE basis, BOLI income totaled $2.1 million in the second quarter of 2015, compared to $2.0 million in the year-ago quarter and $1.7 million in the first quarter of 2015. BOLI income in the second quarter of 2015 includes death benefits received totaling $0.5 million.

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

The DFA created a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. In January 2014, a series of final rules issued by the CFPB to implement provisions in the DFA related to mortgage origination and mortgage servicing went into effect and in October 2015, new mortgage disclosure rules will go into effect. These rules may increase the cost of originating and servicing residential mortgage loans.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Compensation and benefits	$109.3	$114.8	$109.3	$224.1	$219.7
Occupancy and equipment	36.8	38.7	36.6	75.5	74.6
Professional and outside service fees	17.3	15.8	14.9	33.1	30.2
Operating lease expense	9.2	9.3	9.0	18.5	17.7
Regulatory assessments	9.2	9.3	8.7	18.5	19.8
Amortization of other acquisition-related intangibles	6.0	5.9	6.2	11.9	12.4
Other non-interest expense:
Stationery, printing, postage and telephone	4.6	4.8	5.0	9.4	10.4
Advertising and promotion	3.5	2.3	3.2	5.8	5.7
Other	15.9	16.7	15.4	32.6	34.5

Total other non-interest expense	24.0	23.8	23.6	47.8	50.6

Total non-interest expense	$211.8	$217.6	$208.3	$429.4	$425.0

Efficiency ratio	61.6%	61.9%	61.8%	61.7%	62.8%

Total non-interest expense increased $3.5 million compared to the second quarter of 2014 and decreased $5.8 million compared to the first quarter of 2015. Included in total non-interest expense are non-operating expenses (see below) totaling $3.0 million in the second quarter of 2015, $6.0 million in the first quarter of 2015 and $1.6 million in the second quarter of 2014.

The improvement in the efficiency ratio compared to the second quarter of 2014 reflects an increase in adjusted total revenues partially offset by an increase in adjusted total expenses. As compared to the first quarter of 2015, the improvement in the efficiency ratio primarily reflects a decrease in adjusted total expenses, partially offset by a decrease in adjusted total revenues (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits decreased $5.5 million compared to the first quarter of 2015. Compensation and benefits includes severance-related costs (non-operating expenses) totaling $0.3 million in the second quarter of 2015, $0.7 million in the first quarter of 2015 and $1.6 million in the second quarter of 2014. The year-over-year increase ($1.3 million excluding non-operating expenses) primarily reflects normal merit increases and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance. The decrease from the first quarter of 2015 ($5.1 million excluding non-operating expenses) primarily reflects lower payroll and benefit-related costs in the second quarter of 2015.

The decrease in occupancy and equipment compared to the first quarter of 2015 primarily reflects seasonally-higher costs incurred in the first quarter of 2015. The increase in professional and outside service fees compared to the first quarter of 2015 primarily reflects a number of initiatives focused on enhancing product offerings and processes. The increase in advertising and promotion compared to the first quarter of 2015 reflects the timing of certain advertising campaigns.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments compared to the second quarter of 2014 primarily reflects the increase in the Bank’s average total assets.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2015 and each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; $9.4 million in 2019; and $9.0 million in 2020.

Included in other non-interest expense are non-operating expenses totaling $2.7 million and $5.3 million in the second and first quarters of 2015, respectively, and $8.0 million and $4.4 million in the six months ended June 30, 2015 and 2014, respectively, relating to charges associated with the writedowns of certain banking house assets.

Income Taxes

People’s United’s effective income tax rate was 34.3% for the second quarter of 2015 compared to 34.0% for the first quarter of 2015. The higher effective income tax rate in the second quarter of 2015 compared to the first quarter of 2015 primarily reflects the effect of a change in Connecticut state tax law. People’s United’s effective income tax rate was 34.2% for the six months ended June 30, 2015. Excluding the effect of the change in Connecticut state tax law, the income tax rate was 34.0% for the first six months of 2015, which approximates the expected income tax rate for the remainder of 2015, compared to 33.9% for the full-year of 2014. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at June 30, 2015 were $37.2 billion, a $1.2 billion increase from December 31, 2014, reflecting increases of $970 million in total loans and $744 million in total securities, partially offset by decreases of $455 million in cash and cash equivalents and $100 million in securities purchased under agreements to resell. The increase in total securities reflects purchases of residential mortgage-backed securities, U.S. Treasury and agency securities, Federal Reserve Bank (“FRB”) stock and municipal securities. The increase in total loans from December 31, 2014 to June 30, 2015 reflects increases of $722 million in commercial loans and $260 million in residential mortgage loans. Originated loans increased $1.1 billion from December 31, 2014 to $26.7 billion (commercial loans increased $845 million and retail loans increased $276 million) and acquired loans decreased $151 million. At June 30, 2015, the carrying amount of the acquired loan portfolio totaled $900 million. The decrease in cash and cash equivalents primarily reflects a $458 million decrease in interest-bearing deposits at the FRB of New York.

Non-performing assets (excluding acquired non-performing loans) totaled $220.5 million at June 30, 2015, a $3.6 million decrease from December 31, 2014, primarily reflecting decreases in non-performing commercial real estate loans of $23.7 million and non-performing commercial and industrial loans of $3.4 million, partially offset by increases in non-performing equipment financing loans of $12.9 million, non-performing home equity loans of $3.5 million, non-performing residential mortgage loans of $3.3 million and repossessed assets of $3.0 million. The allowance for loan losses was $205.4 million ($195.1 million on originated loans and $10.3 million on acquired loans) at June 30, 2015, compared to $198.3 million ($188.1 million on originated loans and $10.2 million on acquired loans) at December 31, 2014. At June 30, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.73% and as a percentage of originated non-performing loans was 102.9%, compared to 0.74% and 95.5%, respectively, at December 31, 2014.

At June 30, 2015, total liabilities were $32.5 billion, a $1.1 billion increase from December 31, 2014, reflecting increases of $1.3 billion in total deposits, including an $18 million decrease in brokered deposits, partially offset by a $129 million decrease in total borrowings.

People’s United’s total stockholders’ equity was $4.7 billion at June 30, 2015, a $52.6 million increase from December 31, 2014. This increase primarily reflects net income of $120.9 million for the six months ended June 30, 2015, net stock option-related transactions totaling $19.8 million during the first six months of 2015 and a $3.7 million increase in accumulated other comprehensive loss (“AOCL”) since December 31, 2014, partially offset by dividends paid of $100.0 million in the six months ended June 30, 2015. As a percentage of total assets, stockholders’ equity was 12.6% and 12.9% at June 30, 2015 and December 31, 2014, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 7.4% and 7.5% at June 30, 2015 and December 31, 2014, respectively.

People’s United’s (consolidated) Tier 1 Leverage, Common Equity Tier 1, and Tier 1 and Total Risk-Based capital ratios were 8.2%, 9.9%, 9.9% and 11.8%, respectively, at June 30, 2015 (calculated in accordance with Basel III capital rules), compared to 7.9%, 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014. The Bank’s Tier 1 Leverage, Common Equity Tier 1, and Tier 1 and Total Risk-Based capital ratios were 8.6%, 10.4%, 10.4% and 12.9%, respectively, at June 30, 2015 (calculated in accordance with Basel III capital rules), compared to 8.5%, 10.5%, 10.5% and 13.1%, respectively, at December 31, 2014 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	June 30,	December 31,
(in millions)	2015	2014
Property Type:
Residential (multi-family)	$3,558.2	$3,378.4
Retail	2,385.9	2,422.0
Office buildings	2,133.7	2,185.3
Industrial/manufacturing	565.9	538.6
Hospitality/entertainment	474.6	424.2
Mixed/special use	185.6	165.2
Self storage	139.0	147.3
Land	58.8	62.7
Health care	44.2	19.2
Other	54.5	61.4

Total commercial real estate	$9,600.4	$9,404.3

Commercial and Industrial

	June 30,	December 31,
(in millions)	2015	2014
Industry:
Finance and insurance	$1,556.3	$1,174.9
Service	1,263.6	1,328.5
Manufacturing	1,048.3	949.9
Wholesale distribution	836.2	802.6
Health services	786.1	724.0
Real estate, rental and leasing	774.3	873.5
Retail sales	627.8	589.0
Transportation/utility	259.0	202.8
Construction	198.7	194.4
Arts/entertainment/recreation	144.0	130.4
Information/media	124.1	102.2
Public administration	57.9	57.2
Mining, oil and gas	29.4	28.2
Other	55.4	32.0

Total commercial and industrial	$7,761.1	$7,189.6

Equipment Financing

	June 30,	December 31,
(in millions)	2015	2014
Industry:
Transportation/utility	$997.1	$994.8
Construction	369.9	371.4
Finance, insurance and real estate	340.7	328.3
Waste	201.9	211.8
Printing	182.0	192.5
Manufacturing	166.5	174.9
Wholesale distribution	141.8	146.8
Packaging	132.6	140.0
Mining, oil and gas	84.2	104.6
Service	67.0	68.4
Health services	54.1	51.9
Other	82.0	80.1

Total equipment financing	$2,819.8	$2,865.5

Residential Mortgage

	June 30,	December 31,
(in millions)	2015	2014
Adjustable-rate	$4,612.9	$4,393.8
Fixed-rate	578.7	538.2

Total residential mortgage	$5,191.6	$4,932.0

Consumer

	June 30,	December 31,
(in millions)	2015	2014
Home equity lines of credit	$1,947.3	$1,945.9
Home equity loans	189.7	197.2
Indirect auto	6.3	10.1
Other	46.1	47.4

Total consumer	$2,189.4	$2,200.6

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

The Office of the Comptroller of the Currency ( “OCC”) guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at June 30, 2015 are $28.2 million of such loans. Of this amount, $19.7 million, or 70%, were less than 90 days past due on their payments as of that date.

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

During the six months ended June 30, 2015, we performed 35 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $82.3 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At June 30, 2015, the loan portfolio included $1.0 billion of interest-only residential mortgage loans, of which $1.0 million are stated income loans (which People’s United has not offered since mid-2007). People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At June 30, 2015, non-performing residential mortgage loans totaling $4.4 million had current LTV ratios of more than 100%. At June 30, 2015, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 752, respectively.

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

During the six months ended June 30, 2015, the Company repurchased two residential mortgage loans from government sponsored enterprises (“GSEs”) and other parties that we had previously sold to the GSEs and other parties. The balances of the loan at the time of the repurchase totaled $0.3 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued six investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of June 30, 2015.

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

The following table sets forth, as of June 30, 2015, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2015	$82.8
2016	232.7
2017	318.4
2018	320.5
2019	147.5
2020	254.1
Later years	2,329.1

Total	$3,685.1

More than 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of June 30, 2015 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,771.1	$16.2	0.92%
Amortizing payment	176.2	8.2	4.66

For the three months ended June 30, 2015, 36% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of June 30, 2015, full and complete first lien position data was not readily available for 43% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of June 30, 2015, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $7.1 million.

As of June 30, 2015, full and complete first lien position data was readily available for 57%, or $1.2 billion, of the home equity portfolio. Of that total, 38%, or $465.2 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $162.8 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of June 30, 2015, there were 38 loans totaling $3.3 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 26 of the loans (totaling $1.7 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 26 loans was $0.5 million as of June 30, 2015. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of June 30, 2015.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of June 30, 2015, 90% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of June 30, 2015, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 757, respectively.

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

People’s United’s construction loan portfolio totaled $686.4 million (2% of total loans) at June 30, 2015. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.1 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At June 30, 2015, construction loans totaling $398.5 million had remaining available interest reserves of $38.3 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $17.0 million of restructured construction loans at June 30, 2015.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during the six months ended June 30, 2015.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during the six months ended June 30, 2015.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first six months of 2015. As part of its ongoing assessment of the allowance for loan losses, People’s United made refinements to certain underlying assumptions used in its methodology during 2014, including the loss emergence period and selected qualitative factors. These refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the six months ended June 30, 2015.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2015	2015	2014	2015	2014
Allowance for loan losses on originated loans:
Balance at beginning of period	$191.1	$188.1	$180.0	$188.1	$177.5
Charge-offs	(6.0)	(8.1)	(8.1)	(14.1)	(14.5)
Recoveries	2.8	0.9	2.6	3.7	3.5

Net loan charge-offs	(3.2)	(7.2)	(10.1)	(10.4)	(11.0)
Provision for loan losses	7.2	10.2	8.0	17.4	16.0

Balance at end of period	$195.1	$191.1	$177.5	$195.1	$182.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$9.8	$10.2	$10.3	$10.2	$10.3
Charge-offs	—	—	(1.0)	—	(2.5)
Provision for loan losses	0.5	(0.4)	0.8	0.1	2.3

Balance at end of period	$10.3	$9.8	$8.2	$10.3	$10.1

Commercial originated allowance for loan losses as a percentage of originated commercial banking loans	0.90%	0.91%	0.92%	0.90%	0.92%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.26	0.26	0.30	0.26	0.30
Total originated allowance for loan losses as a percentage of:
Originated loans	0.73	0.74	0.75	0.73	0.75
Originated non-performing loans	102.9	107.5	91.7	102.9	91.7

The provision for loan losses on originated loans totaled $7.2 million in the second quarter of 2015, reflecting $3.2 million in net loan charge-offs (including $0.3 million against previously-established specific reserves) and a $4.3 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $8.0 million in the second quarter of 2014, reflecting $5.5 million in net loan charge-offs (including $4.2 million against previously-established specific reserves) and a $6.7 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios.

The provision for loan losses on acquired loans in the second quarter of 2015 reflects loan impairment primarily attributable to two acquired loans. The provision for loan losses on acquired loans in the second quarter of 2014 reflects loan impairment primarily attributable to two acquired loans.

Management believes that the level of the allowance for loan losses at June 30, 2015 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2015	2015	2014	2015	2014
Commercial:
Commercial real estate	$(0.4)	$2.8	$3.0	$2.4	$5.9
Commercial and industrial	1.4	2.1	1.8	3.5	2.4
Equipment financing	0.5	1.1	0.1	1.6	0.6

Total	1.5	6.0	4.9	7.5	8.9

Retail:
Residential mortgage	0.5	0.4	0.5	0.9	1.5
Home equity	1.1	0.5	0.8	1.6	2.5
Other consumer	0.1	0.3	0.3	0.4	0.6

Total	1.7	1.2	1.6	2.9	4.6

Total net loan charge-offs	$3.2	$7.2	$6.5	$10.4	$13.5

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
Commercial:
Commercial real estate	(0.01)%	0.12%	0.13%	0.05%	0.13%
Commercial and industrial	0.07	0.12	0.11	0.10	0.08
Equipment financing	0.02	0.04	0.01	0.11	0.04

Retail:
Residential mortgage	0.05	0.03	0.05	0.04	0.07
Home equity	0.20	0.10	0.14	0.15	0.24
Other consumer	0.84	1.62	1.51	1.23	1.48
Total portfolio	0.05%	0.11%	0.10%	0.08%	0.11%

Net loan charge-offs as a percentage of average total loans (annualized) were 0.05% for the three months ended June 30, 2015. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at June 30, 2015 or December 31, 2014.

Non-Performing Assets

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(dollars in millions)	2015	2015	2014	2014	2014
Originated non-performing loans:
Commercial:
Commercial real estate	$36.5	$43.3	$60.2	$56.0	$59.7
Commercial and industrial	52.4	42.6	55.8	52.8	45.8
Equipment financing	38.3	34.9	25.4	29.3	30.7

Total	127.2	120.8	141.4	138.1	136.2

Retail:
Residential mortgage	40.9	37.5	37.6	41.8	44.8
Home equity	21.4	19.4	17.9	16.6	18.0
Other consumer	0.1	0.1	0.1	0.1	0.1

Total	62.4	57.0	55.6	58.5	62.9

Total originated non-performing loans (1)	189.6	177.8	197.0	196.6	199.1
REO:
Residential	14.8	16.5	13.6	16.2	14.9
Commercial	10.6	10.2	11.0	12.4	13.9

Total REO	25.4	26.7	24.6	28.6	28.8

Repossessed assets	5.5	4.3	2.5	3.5	4.8

Total non-performing assets	$220.5	$208.8	$224.1	$228.7	$232.7

Originated non-performing loans as a percentage of originated loans	0.71%	0.68%	0.77%	0.79%	0.82%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.83	0.80	0.88	0.92	0.96
Tangible stockholders’ equity and originated allowance for loan losses	7.91	7.52	8.24	8.37	8.61

(1)	Reported net of government guarantees totaling: $16.6 million at June 30, 2015, $17.5 million at March 31, 2015; $17.6 million at December 31, 2014; $18.1 million at September 30, 2014; and $18.4 million at June 30, 2014. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $39.8 million and $1.7 million, respectively, at June 30, 2015; $72.2 million and $2.6 million, respectively, at March 31, 2015; $100.6 million and $3.0 million, respectively, at December 31, 2014; $113.3 million and $3.0 million, respectively, at September 30, 2014; and $114.1 million and $4.2 million, respectively, at June 30, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $3.6 million from December 31, 2014 and equaled 0.83% of originated loans, real estate owned (“REO”) and repossessed assets at June 30, 2015. The decrease in total non-performing assets from December 31, 2014 primarily reflects decreases in non-performing commercial real estate loans of $23.7 million and non-performing commercial and industrial loans of $3.4 million, partially offset by increases in non-performing equipment financing loans of $12.9 million, non-performing home equity loans of $3.5 million, non-performing residential mortgage loans of $3.3 million and repossessed assets of $3.0 million.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $607.4 million in originated potential problem loans at June 30, 2015. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At June 30, 2015, originated potential problem loans consisted of commercial and industrial loans ($266.5 million), commercial real estate loans ($97.8 million) and equipment financing loans ($243.1 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Liquidity

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Liquidity management addresses both People’s United’s and the Bank’s ability to fund new loans and investments as opportunities arise, to meet customer deposit withdrawals and to repay borrowings and subordinated notes as they mature. People’s United’s, as well as the Bank’s, liquidity positions are monitored daily by management. The Asset and Liability Management Committee (“ALCO”) of the Bank has been authorized by the Board of Directors of People’s United to set guidelines to ensure maintenance of prudent levels of liquidity for People’s United as well as for the Bank. ALCO reports to the Treasury and Finance Committee of the Board of Directors of People’s United.

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At June 30, 2015, People’s United (parent company) liquid assets included $178 million in debt securities available for sale and $150 million in intercompany short-term advances to the Bank while the Bank’s liquid assets included $558 million in cash and cash equivalents and $4.3 billion in debt securities available for sale. Securities available for sale with a fair value of $1.36 billion at June 30, 2015 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $27.4 billion at June 30, 2015 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.6 billion and $1.0 billion, respectively, at June 30, 2015, representing 10% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”) of Boston and the FRB of New York, and repurchase agreements. At June 30, 2015, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB of New York for advances and (ii) repurchase agreements was $9.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.2 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At June 30, 2015, the Bank had outstanding commitments to originate loans totaling $1.5 billion and approved, but unused, lines of credit extended to customers totaling $5.8 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.69 billion at June 30, 2015, a $52.6 million increase from December 31, 2014. This increase primarily reflects 2015 net income of $120.9 million, net stock option-related transactions totaling $19.8 million during the first six months of 2015 and a $3.7 million increase in AOCL since December 31, 2014, partially offset by dividends paid of $100.0 million in 2015. Stockholders’ equity equaled 12.6% of total assets at June 30, 2015 compared to 12.9% at December 31, 2014. Tangible stockholders’ equity equaled 7.4% of tangible assets at June 30, 2015 compared to 7.5% at December 31, 2014.

In July 2015, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1675 per share. The dividend is payable on August 15, 2015 to shareholders of record on August 1, 2015. In May 2015, the Bank paid a cash dividend of $57 million to People’s United.

Regulatory Capital Requirements

People’s United and the Bank are subject to Basel III capital rules that became effective on January 1, 2015. The Basel III capital rules, among other things: (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”) capital; (ii) specifies that Tier 1 capital consists of CET1 capital and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) defines CET1 capital narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to prior regulations.

When fully phased in on January 1, 2019, Basel III capital rule will require financial institutions to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in beginning in 2016, effectively resulting in a minimum ratio of CET1 capital to total risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in beginning in 2016, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased in beginning in 2016, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of June 30, 2015 are based on the phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCI in Common Equity Tier 1 Capital.

	As of June 30, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (1):
People’s United	$2,838.2	8.2%	$1,388.5	4.0%	$1,735.6	5.0%
Bank	2,985.8	8.6	1,382.2	4.0	1,727.8	5.0
Common Equity Tier 1 Capital (2):
People’s United	2,838.2	9.9	1,562.0	4.5	2,256.3	6.5
Bank	2,985.8	10.4	1,555.0	4.5	2,246.1	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,838.2	9.9	1,721.3	6.0	2,295.0	8.0
Bank	2,985.8	10.4	1,718.9	6.0	2,291.8	8.0
Total Risk-Based Capital (4):
People’s United	3,396.8	11.8	2,295.0	8.0	2,868.8	10.0
Bank	3,693.6	12.9	2,291.8	8.0	2,864.8	10.0

(1)	Tier 1 Leverage ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from Common Equity Tier 1 Capital).
(2)	Common Equity Tier 1 Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Common Equity Tier 1 Capital plus additional Tier 1 Capital (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of June 30, 2015, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis compared to the ratios at December 31, 2014.

The following summary compares the Bank’s regulatory capital amounts and ratios to the OCC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy (capital rules in effect through December 31, 2014). At December 31, 2014, the Bank’s adjusted total assets, as defined, were $34.0 billion and its total risk-weighted assets, as defined, were $27.5 billion. At December 31, 2014, the Bank exceeded each of its regulatory capital requirements.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning June 30, 2015 and December 31, 2014. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	June 30, 2015	December 31, 2014
+300	10.7%	9.2%
+200	7.9	6.9
+100	4.0	3.4
-25	(1.3)	(1.1)

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	June 30, 2015	December 31, 2014
Short End -25	(0.6)%	(0.2)%
Short End +100	2.0	1.1
Short End +200	4.6	2.7
Long End -100	(3.8)	(4.1)
Long End +100	2.1	2.6
Long End +200	3.9	4.9

The net interest income at risk simulation results indicate that at both June 30, 2015 and December 31, 2014, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 88% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 42% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans. The increase in asset sensitivity in the +100 basis points scenario reflects increases in both floating-rate loans and core deposits since December 31, 2014.

The Company is more asset sensitive when the “short-end” rises as a result of the increases in both one-month Libor-based floating-rate loans and core deposits since December 31, 2014. Based on the Company’s IRR position at June 30, 2015, an immediate 100 basis point increase in interest rates translates to an approximate $38 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both June 30, 2015 and December 31, 2014, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

	Estimated Percent Change in
Parallel Shock Rate Change	Economic Value of Equity
(basis points)	June 30, 2015	December 31, 2014
+300	(6.9)%	(7.8)%
+200	(2.6)	(3.3)
+100	(0.2)	(0.6)
-25	(0.5)	(0.4)

The Company’s economic value of equity at risk profile indicates that at both June 30, 2015 and December 31, 2014, the Company is moderately liability sensitive in a rising interest rate environment. This liability sensitive profile is the result of slightly longer asset duration compared to the duration of liabilities. The Company’s economic value of equity risk declined at June 30, 2015 as compared to December 31, 2014, reflecting increases in both floating rate loans and core deposits.

People’s United’s IRR position at June 30, 2015, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderately liability sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of June 30, 2015, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At June 30, 2015, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2015 was $22.5 million, for which People’s United had posted collateral of $19.4 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $3.1 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign
	Cash Flow	Fair Value	Exchange
As of June 30, 2015 (dollars in millions)	Hedge	Hedge	Contracts
Notional principal amounts	$ 125.0	$ 375.0	$45.9
Weighted average interest rates:
Pay floating (receive fixed)	N/A	Libor +1.265% (4.00%)	N/A
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	N/A	N/A
Weighted average remaining term to maturity (in months)	20	109	1
Fair value:
Recognized as an asset	$ —	$ 10.3	$0.3
Recognized as a liability	1.2	—	0.3

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

The following table summarizes certain information concerning these interest rate swaps:

Interest Rate Swaps
	Commercial	Institutional
As of June 30, 2015 (dollars in millions)	Customers	Counterparties
Notional principal amounts	$ 4,110.2	$ 4,110.2
Weighted average interest rates:
Pay floating (receive fixed)	0.62% (2.00%)	—
Pay fixed (receive floating)	—	1.90% (0.62%)
Weighted average remaining term to maturity (in months)	86	86
Fair value:
Recognized as an asset	$ 92.3	$ 25.0
Recognized as a liability	15.8	75.1

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 88 through 92 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of June 30, 2015, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2015, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended June 30, 2015:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
April 1 - 30, 2015:
Tendered by employees (1)	—	$—	—	—
May 1 - 31, 2015:
Tendered by employees (1)	301	$15.34	—	—
June 1 - 30, 2015:
Tendered by employees (1)	15,841	$15.53	—	—

Total:
Tendered by employees (1)	16,142	$15.53	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 10, 2015	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2015	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.