Form 10-Q
period 2015-09-30
People's United Financial, Inc.
filed 2015-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 310,233,412 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item  1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$300.3	$345.1
Short-term investments (note 2)	244.6	668.6

Total cash and cash equivalents	544.9	1,013.7

Securities purchased under agreements to resell (note 2)	—	100.0
Securities (note 2):
Trading account securities, at fair value	8.3	8.3
Securities available for sale, at fair value	4,221.2	3,993.7
Securities held to maturity, at amortized cost (fair value of $1.4 billion and $881.6 million)	1,377.1	834.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	314.7	175.7

Total securities	5,921.3	5,012.0

Loans held for sale	36.2	34.2

Loans (note 3):
Commercial	10,313.3	10,055.1
Commercial real estate	9,785.4	9,404.3
Residential mortgage	5,381.4	4,932.0
Consumer	2,192.1	2,200.6

Total loans	27,672.2	26,592.0
Less allowance for loan losses	(207.5)	(198.3)

Total loans, net	27,464.7	26,393.7

Goodwill (note 6)	1,954.5	1,954.5
Bank-owned life insurance	345.6	343.3
Premises and equipment, net	258.7	277.8
Other acquisition-related intangible assets (note 6)	130.2	148.0
Other assets (notes 1, 3 and 11)	821.6	719.9

Total assets	$37,477.7	$35,997.1

Liabilities
Deposits:
Non-interest-bearing	$5,877.2	$5,655.1
Savings, interest-bearing checking and money market	17,236.6	15,252.4
Time	5,165.9	5,230.7

Total deposits	28,279.7	26,138.2

Borrowings:
Federal Home Loan Bank advances	2,164.5	2,291.7
Customer repurchase agreements	472.3	486.0
Federal funds purchased	360.0	913.0
Other borrowings	—	1.0

Total borrowings	2,996.8	3,691.7

Notes and debentures	1,044.9	1,033.5
Other liabilities (note 11)	425.5	500.6

Total liabilities	32,746.9	31,364.0

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 398.8 million shares and 396.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,327.3	5,291.2
Retained earnings	861.0	826.7
Accumulated other comprehensive loss (note 4)	(146.1)	(168.2)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.4 million shares and 7.7 million shares) (note 7)	(153.6)	(159.0)
Treasury stock, at cost (89.1 million shares and 89.0 million shares) (note 4)	(1,161.7)	(1,161.5)

Total stockholders’ equity	4,730.8	4,633.1

Total liabilities and stockholders’ equity	$37,477.7	$35,997.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Interest and dividend income:
Commercial	$92.5	$89.1	$271.7	$261.9
Commercial real estate	85.7	89.2	257.4	266.5
Residential mortgage	41.9	38.1	122.4	113.7
Consumer	18.1	18.5	54.2	55.2

Total interest on loans	238.2	234.9	705.7	697.3
Securities	31.2	23.6	87.7	72.8
Loans held for sale	0.4	0.3	1.0	0.6
Short-term investments	0.1	0.1	0.3	0.3

Total interest and dividend income	269.9	258.9	794.7	771.0

Interest expense:
Deposits	24.8	20.2	70.9	59.2
Borrowings	2.9	2.8	8.2	8.7
Notes and debentures	7.4	7.4	22.3	19.3

Total interest expense	35.1	30.4	101.4	87.2

Net interest income	234.8	228.5	693.3	683.8
Provision for loan losses (note 3)	6.2	12.4	23.7	30.7

Net interest income after provision for loan losses	228.6	216.1	669.6	653.1

Non-interest income:
Bank service charges	32.5	33.3	94.1	96.6
Investment management fees	10.8	10.7	32.9	31.1
Operating lease income	10.5	10.2	31.8	31.4
Commercial banking lending fees	9.7	8.6	31.0	24.8
Insurance revenue	9.1	8.8	23.2	23.3
Brokerage commissions	3.1	3.4	9.5	10.2
Net gains on sales of residential mortgage loans	1.5	1.1	4.2	1.9
Gain on merchant services joint venture, net of expenses	—	—	—	20.6
Other non-interest income	9.9	7.9	32.4	24.1

Total non-interest income	87.1	84.0	259.1	264.0

Non-interest expense:
Compensation and benefits	113.4	108.1	337.5	327.8
Occupancy and equipment	37.0	36.4	112.5	111.0
Professional and outside services	17.0	14.3	50.1	44.5
Regulatory assessments	9.5	8.5	28.0	26.2
Operating lease expense	9.2	8.7	27.7	28.5
Amortization of other acquisition-related intangible assets (note 6)	5.9	6.2	17.8	18.6
Other non-interest expense	22.2	26.6	70.0	77.2

Total non-interest expense	214.2	208.8	643.6	633.8

Income before income tax expense	101.5	91.3	285.1	283.3
Income tax expense (note 1)	33.1	29.7	95.8	96.3

Net income	$68.4	$61.6	$189.3	$187.0

Earnings per common share (note 5):
Basic	$0.23	$0.21	$0.63	$0.62
Diluted	0.23	0.21	0.63	0.62

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$68.4	$61.6	$189.3	$187.0

Other comprehensive income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement benefit plans	1.1	0.6	3.3	1.9
Net unrealized gains and losses on securities available for sale	16.9	0.1	17.5	27.0
Amortization of unrealized losses on securities transferred to held to maturity	0.5	0.4	1.5	1.3
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.1)	0.6	(0.2)	0.4

Total other comprehensive income, net of tax (note 4)	18.4	1.7	22.1	30.6

Total comprehensive income	$86.8	$63.3	$211.4	$217.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Nine months ended September 30, 2015 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2014	$3.9	$5,291.2	$826.7	$(168.2)	$(159.0)	$(1,161.5)	$4,633.1
Net income	—	—	189.3	—	—	—	189.3
Total other comprehensive income, net of tax (note 4)	—	—	—	22.1	—	—	22.1
Cash dividends on common stock ($0.50 per share)	—	—	(150.6)	—	—	—	(150.6)
Restricted stock awards	—	8.1	0.1	—	—	(0.2)	8.0
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.4)	—	5.4	—	4.0
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(3.1)	—	—	—	(3.1)
Stock options and related tax benefits	—	28.0	—	—	—	—	28.0

Balance at September 30, 2015	$3.9	$5,327.3	$861.0	$(146.1)	$(153.6)	$(1,161.7)	$4,730.8

Nine months ended September 30, 2014 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2013	$3.9	$5,277.0	$779.0	$(155.1)	$(166.2)	$(1,170.2)	$4,568.4
Net income	—	—	187.0	—	—	—	187.0
Total other comprehensive income, net of tax (note 4)	—	—	—	30.6	—	—	30.6
Cash dividends on common stock ($0.4925 per share)	—	—	(147.4)	—	—	—	(147.4)
Restricted stock awards	—	0.5	(2.0)	—	—	8.8	7.3
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.6)	—	5.4	—	3.8
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.9)	—	—	—	(2.9)
Stock options and related tax benefits	—	8.2	—	—	—	—	8.2

Balance at September 30, 2014	$3.9	$5,285.7	$812.1	$(124.5)	$(160.8)	$(1,161.4)	$4,655.0

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net income	$189.3	$187.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23.7	30.7
Depreciation and amortization of premises and equipment	29.4	29.6
Expense related to operating leases	27.7	28.5
Amortization of other acquisition-related intangible assets	17.8	18.6
Gain on merchant services joint venture, net of expenses	—	(20.6)
Net security gains	—	(0.3)
Net gains on sales of residential mortgage loans	(4.2)	(1.9)
Net (gains) losses on sales of acquired loans	(1.7)	0.6
Employee Stock Ownership Plan common stock committed to be released	4.0	3.8
Expense related to share-based awards	13.1	11.2
Originations of loans held-for-sale	(350.7)	(218.9)
Proceeds from sales of loans held-for-sale	353.0	210.7
Net changes in other assets and liabilities	(102.2)	(41.5)

Net cash provided by operating activities	199.2	237.5

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	100.0	(300.0)
Proceeds from principal repayments and maturities of securities available for sale	623.7	517.0
Proceeds from sales of securities available for sale	201.2	410.0
Proceeds from principal repayments and maturities of securities held to maturity	12.4	63.5
Purchases of securities available for sale	(1,106.4)	(520.0)
Purchases of securities held to maturity	(555.2)	(48.4)
Net purchases of Federal Reserve Bank stock	(139.0)	—
Proceeds from sales of loans	30.9	7.2
Loan disbursements, net of principal collections	(1,112.5)	(1,595.1)
Purchases of loans	(9.5)	—
Purchases of premises and equipment	(18.3)	(14.2)
Purchases of leased equipment	(28.1)	(16.3)
Proceeds from sales of real estate owned	14.9	9.3
Return of premiums on bank-owned life insurance, net	1.2	0.5

Net cash used in investing activities	(1,984.7)	(1,486.5)

Cash Flows from Financing Activities:
Net increase in deposits	2,141.5	2,704.0
Net decrease in borrowings with terms of three months or less	(691.6)	(1,638.9)
Repayments of borrowings with terms of more than three months	(1.3)	(0.4)
Repayments of notes and debentures	—	(19.0)
Net proceeds from issuance of notes and debentures	—	394.4
Cash dividends paid on common stock	(150.6)	(147.4)
Common stock repurchases	(3.1)	(2.9)
Proceeds from stock options exercised, including excess income tax benefits	21.8	4.4

Net cash provided by financing activities	1,316.7	1,294.2

Net (decrease) increase in cash and cash equivalents	(468.8)	45.2
Cash and cash equivalents at beginning of period	1,013.7	474.4

Cash and cash equivalents at end of period	$544.9	$519.6

Supplemental Information:
Interest payments	$100.9	$77.8
Income tax payments	85.7	95.6
Real estate properties acquired by foreclosure	11.3	15.2
Unsettled purchases of securities	7.4	56.3

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by the Quarterly Reports for the periods ended March 31, 2015 and June 30, 2015 and this Quarterly Report for the period ended September 30, 2015, provides disclosure of People’s United’s significant accounting policies.

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

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at September 30, 2015 totaled $78.6 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $35.5 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $2.8 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $8.3 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$374.1	$2.1	$—	$376.2
GSE (1) residential mortgage-backed securities and CMOs (2)	3,823.3	40.5	(19.0)	3,844.8

Total debt securities	4,197.4	42.6	(19.0)	4,221.0
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,197.6	$42.6	$(19.0)	$4,221.2

Securities held to maturity:
Debt securities:
State and municipal	$946.3	$43.7	$(1.6)	$988.4
GSE residential mortgage-backed securities	429.3	2.4	—	431.7
Other	1.5	—	—	1.5

Total securities held to maturity	$1,377.1	$46.1	$(1.6)	$1,421.6

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$0.3	$—	$56.8
GSE residential mortgage-backed securities and CMOs	3,943.4	39.7	(46.4)	3,936.7

Total debt securities	3,999.9	40.0	(46.4)	3,993.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,000.1	$40.0	$(46.4)	$3,993.7

Securities held to maturity:
Debt securities:
State and municipal	$832.8	$47.4	$(0.1)	$880.1
Other	1.5	—	—	1.5

Total securities held to maturity	$834.3	$47.4	$(0.1)	$881.6

Securities available for sale with a fair value of $1.61 billion and $1.43 billion at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2015, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$41.1	$41.2	$—	$—
After 1 but within 5 years	333.0	335.0	—	—

Total	374.1	376.2	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	742.6	755.3	—	—
After 10 years	3,080.7	3,089.5	429.3	431.7

Total	3,823.3	3,844.8	429.3	431.7

State and municipal:
Within 1 year	—	—	3.8	3.8
After 1 but within 5 years	—	—	21.6	21.9
After 5 but within 10 years	—	—	323.5	342.7
After 10 years	—	—	597.4	620.0

Total	—	—	946.3	988.4

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	41.1	41.2	3.8	3.8
After 1 but within 5 years	333.0	335.0	23.1	23.4
After 5 but within 10 years	742.6	755.3	323.5	342.7
After 10 years	3,080.7	3,089.5	1,026.7	1,051.7

Total	$4,197.4	$4,221.0	$1,377.1	$1,421.6

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2015 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$776.2	$(2.8)	$993.9	$(16.2)	$1,770.1	$(19.0)
Securities held to maturity:
State and municipal	129.4	(1.6)	—	—	129.4	(1.6)

Total	$905.6	$(4.4)	$993.9	$(16.2)	$1,899.5	$(20.6)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2014 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$111.9	$(0.1)	$1,744.2	$(46.3)	$1,856.1	$(46.4)
Securities held to maturity:
State and municipal	31.8	(0.1)	—	—	31.8	(0.1)

Total	$143.7	$(0.2)	$1,744.2	$(46.3)	$1,887.9	$(46.5)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At September 30, 2015, approximately 12% of the 1,264 securities owned by the Company, consisting of 48 securities classified as available for sale and 106 securities classified as held to maturity, had gross unrealized losses totaling $19.0 million and $1.6 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 13 years. The state and municipal securities had an average credit rating of AA and an average maturity of 16 years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates. Management believes that all gross unrealized losses within the securities portfolio at September 30, 2015 and December 31, 2014 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2015 and 2014.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is currently required to purchase and hold shares of FHLB capital stock (total cost of $164.4 million at both September 30, 2015 and December 31, 2014) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. (“Smithtown”) acquisition completed in 2010, People’s United acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both September 30, 2015 and December 31, 2014). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2015 and the cost of the investment approximates fair value. The Bank, as a member of the Federal Reserve Bank (“FRB”) system, is currently required to purchase and hold shares of FRB of New York capital stock in an amount equal to six percent of its capital and surplus. In the first nine months of 2015, the Bank’s net purchases of FRB capital stock totaled $139.0 million. Based on the current capital adequacy and liquidity position of the FRB of New York, management believes there is no impairment in the Company’s investment at September 30, 2015 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB of New York totaling $164.1 million at September 30, 2015 and $626.5 million at December 31, 2014. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.25% at both dates.

People’s United accounts for securities purchased under agreements to resell as secured lending transactions. In connection with such agreements, People’s United takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2014 was $100.4 million (no agreements were outstanding at September 30, 2015).

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2015.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	September 30, 2015			December 31, 2014
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,436.7	$348.7	$9,785.4	$8,960.3	$444.0	$9,404.3

Commercial and industrial	7,257.2	235.0	7,492.2	6,891.1	298.5	7,189.6
Equipment financing	2,802.4	18.7	2,821.1	2,839.0	26.5	2,865.5

Total commercial	10,059.6	253.7	10,313.3	9,730.1	325.0	10,055.1

Total Commercial Portfolio	19,496.3	602.4	20,098.7	18,690.4	769.0	19,459.4

Retail:
Residential mortgage:
Adjustable-rate	4,655.7	125.4	4,781.1	4,254.7	139.1	4,393.8
Fixed-rate	527.5	72.8	600.3	446.8	91.4	538.2

Total residential mortgage	5,183.2	198.2	5,381.4	4,701.5	230.5	4,932.0

Consumer:
Home equity	2,101.3	39.9	2,141.2	2,092.9	50.2	2,143.1
Other consumer	49.9	1.0	50.9	56.3	1.2	57.5

Total consumer	2,151.2	40.9	2,192.1	2,149.2	51.4	2,200.6

Total Retail Portfolio	7,334.4	239.1	7,573.5	6,850.7	281.9	7,132.6

Total loans	$26,830.7	$841.5	$27,672.2	$25,541.1	$1,050.9	$26,592.0

Net deferred loan costs, which are included in total loans and accounted for as interest yield adjustments, totaled $58.9 million at September 30, 2015 and $54.8 million at December 31, 2014.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
September 30, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$176.4	$10.1	$186.5	$18.7	$0.2	$18.9	$205.4

Charge-offs	(4.1)	—	(4.1)	(2.0)	—	(2.0)	(6.1)
Recoveries	1.2	—	1.2	0.8	—	0.8	2.0

Net loan charge-offs	(2.9)	—	(2.9)	(1.2)	—	(1.2)	(4.1)
Provision for loan losses	3.8	(0.9)	2.9	3.3	—	3.3	6.2

Balance at end of period	$177.3	$9.2	$186.5	$20.8	$0.2	$21.0	$207.5

Nine months ended	Commercial			Retail
September 30, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3

Charge-offs	(14.4)	—	(14.4)	(5.8)	—	(5.8)	(20.2)
Recoveries	4.0	—	4.0	1.7	—	1.7	5.7

Net loan charge-offs	(10.4)	—	(10.4)	(4.1)	—	(4.1)	(14.5)
Provision for loan losses	18.1	(0.6)	17.5	6.4	(0.2)	6.2	23.7

Balance at end of period	$177.3	$9.2	$186.5	$20.8	$0.2	$21.0	$207.5

Three months ended	Commercial			Retail
September 30, 2014 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$163.5	$9.6	$173.1	$19.0	$0.5	$19.5	$192.6

Charge-offs	(6.2)	(0.2)	(6.4)	(2.9)	—	(2.9)	(9.3)
Recoveries	0.5	—	0.5	0.7	—	0.7	1.2

Net loan charge-offs	(5.7)	(0.2)	(5.9)	(2.2)	—	(2.2)	(8.1)
Provision for loan losses	8.2	2.1	10.3	2.2	(0.1)	2.1	12.4

Balance at end of period	$166.0	$11.5	$177.5	$19.0	$0.4	$19.4	$196.9

Nine months ended	Commercial			Retail
September 30, 2014 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$158.5	$9.8	$168.3	$19.0	$0.5	$19.5	$187.8

Charge-offs	(15.3)	(2.6)	(17.9)	(8.3)	(0.1)	(8.4)	(26.3)
Recoveries	3.1	—	3.1	1.6	—	1.6	4.7

Net loan charge-offs	(12.2)	(2.6)	(14.8)	(6.7)	(0.1)	(6.8)	(21.6)
Provision for loan losses	19.7	4.3	24.0	6.7	—	6.7	30.7

Balance at end of period	$166.0	$11.5	$177.5	$19.0	$0.4	$19.4	$196.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of September 30, 2015	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$169.0	$8.2	$19,327.3	$169.1	$602.4	$9.2	$20,098.7	$186.5
Retail	97.2	3.7	7,237.2	17.1	239.1	0.2	7,573.5	21.0

Total	$266.2	$11.9	$26,564.5	$186.2	$841.5	$9.4	$27,672.2	$207.5

As of December 31, 2014	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$174.5	$7.6	$18,515.9	$162.0	$769.0	$9.8	$19,459.4	$179.4
Retail	95.0	3.9	6,755.7	14.6	281.9	0.4	7,132.6	18.9

Total	$269.5	$11.5	$25,271.6	$176.6	$1,050.9	$10.2	$26,592.0	$198.3

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	September 30, 2015	December 31, 2014
Commercial:
Commercial and industrial	$62.9	$55.8
Commercial real estate	31.8	60.2
Equipment financing	29.4	25.4

Total (1)	124.1	141.4

Retail:
Residential mortgage	38.2	37.6
Home equity	21.0	17.9
Other consumer	—	0.1

Total (2)	59.2	55.6

Total	$183.3	$197.0

(1)	Reported net of government guarantees totaling $17.3 million and $17.6 million at September 30, 2015 and December 31, 2014, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $19.8 million and $18.9 million of loans in the process of foreclosure at September 30, 2015 and December 31, 2014, respectively.

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $36.6 million and $1.8 million, respectively, at September 30, 2015 and $100.6 million and $3.0 million, respectively, at December 31, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at September 30, 2015 or December 31, 2014.

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

People’s United’s recorded investment in originated loans classified as TDRs totaled $199.2 million and $181.6 million at September 30, 2015 and December 31, 2014, respectively. The related allowance for loan losses at September 30, 2015 and December 31, 2014 was $6.8 million and $7.1 million, respectively. Interest income recognized on TDRs totaled $1.1 million for both the three months ended September 30, 2015 and 2014, and $3.2 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and nine months ended September 30, 2015 and 2014. Originated loans that were modified and classified as TDRs during the three and nine months ended September 30, 2015 and 2014 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	10	$7.0	$7.0
Commercial and industrial (2)	7	24.4	24.4
Equipment financing (3)	8	4.2	4.2

Total	25	35.6	35.6

Retail:
Residential mortgage (4)	15	5.0	5.0
Home equity (5)	17	1.3	1.3
Other consumer	—	—	—

Total	32	6.3	6.3

Total	57	$41.9	$41.9

(1)	Represents the following concessions: extension of term (7 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.2 million); or a combination of concessions (1 contract; recorded investment of $3.7 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $9.8 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $13.6 million); or a combination of concessions (1 contract; recorded investment of $1.0 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (3 contracts; recorded investment of $2.0 million); or a combination of concessions (5 contracts; recorded investment of $2.2 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $1.2 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.8 million); or a combination of concessions (5 contracts; recorded investment of $3.0 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (12 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (4 contracts; recorded investment of $0.3 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	20	$12.3	$12.3
Commercial and industrial (2)	35	59.2	59.2
Equipment financing (3)	18	19.6	19.6

Total	73	91.1	91.1

Retail:
Residential mortgage (4)	50	16.9	16.9
Home equity (5)	70	6.2	6.2
Other consumer	—	—	—

Total	120	23.1	23.1

Total	193	$114.2	$114.2

(1)	Represents the following concessions: extension of term (17 contracts; recorded investment of $7.4 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.2 million); or a combination of concessions (1 contract; recorded investment of $3.7 million).
(2)	Represents the following concessions: extension of term (19 contracts; recorded investment of $22.9 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $33.0 million); or a combination of concessions (5 contracts; recorded investment of $3.3 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (8 contracts; recorded investment of $12.7 million); or a combination of concessions (10 contracts; recorded investment of $6.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (16 contracts; recorded investment of $5.1 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $3.6 million); temporary rate reduction (2 contracts; recorded investment of $0.3 million); or a combination of concessions (21 contracts; recorded investment of $7.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (48 contracts; recorded investment of $3.8 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (17 contracts; recorded investment of $1.6 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	9	$5.8	$5.8
Commercial and industrial (2)	7	2.9	2.9
Equipment financing (3)	6	1.4	1.4

Total	22	10.1	10.1

Retail:
Residential mortgage (4)	28	6.6	6.6
Home equity (5)	36	3.3	3.3
Other consumer	—	—	—

Total	64	9.9	9.9

Total	86	$20.0	$20.0

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $5.5 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.3 million).
(2)	Represents the following concessions: extension of term (6 contracts; recorded investment of $2.8 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (5 contracts; recorded investment of $1.3 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.7 million); or a combination of concessions (13 contracts; recorded investment of $4.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (22 contracts; recorded investment of $1.6 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $0.8 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (6 contracts; recorded investment of $0.4 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	22	$32.1	$32.1
Commercial and industrial (2)	36	27.2	27.2
Equipment financing (3)	17	5.1	5.1

Total	75	64.4	64.4

Retail:
Residential mortgage (4)	113	32.0	32.0
Home equity (5)	108	10.2	10.2
Other consumer	—	—	—

Total	221	42.2	42.2

Total	296	$106.6	$106.6

(1)	Represents the following concessions: extension of term (14 contracts; recorded investment of $10.9 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.8 million); temporary rate reduction (1 contract; recorded investment of $18.2 million); or a combination of concessions (3 contracts; recorded investment of $1.2 million).
(2)	Represents the following concessions: extension of term (13 contracts; recorded investment of $5.9 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $2.5 million); or a combination of concessions (15 contracts; recorded investment of $18.8 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (15 contracts; recorded investment of $4.8 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (28 contracts; recorded investment of $5.0 million); extension of term (1 contract; recorded investment of $0.5 million); reduced payment and/or payment deferral (26 contracts; recorded investment of $8.6 million); or a combination of concessions (58 contracts; recorded investment of $17.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (53 contracts; recorded investment of $4.7 million); reduced payment and/or payment deferral (16 contracts; recorded investment of $2.1 million); temporary rate reduction (2 contracts; recorded investment of $0.6 million); or a combination of concessions (37 contracts; recorded investment of $2.8 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2015 or 2014.

	Three Months Ended September 30,
	2015		2014
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	3	$3.7
Commercial and industrial	1	0.6	1	0.7
Equipment financing	1	0.3	—	—

Total	2	0.9	4	4.4

Retail:
Residential mortgage	2	0.2	13	2.1
Home equity	2	0.1	6	0.3
Other consumer	—	—	—	—

Total	4	0.3	19	2.4

Total	6	$1.2	23	$6.8

	Nine Months Ended September 30,
	2015		2014
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$3.4	5	$4.1
Commercial and industrial	4	1.4	2	0.8
Equipment financing	8	4.1	8	1.0

Total	14	8.9	15	5.9

Retail:
Residential mortgage	18	6.7	39	12.7
Home equity	16	1.5	23	1.6
Other consumer	—	—	—	—

Total	34	8.2	62	14.3

Total	48	$17.1	77	$20.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of September 30, 2015			As of December 31, 2014
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$48.0	$47.4	$—	$57.1	$55.8	$—
Commercial and industrial	63.5	59.6	—	51.7	48.6	—
Equipment financing	21.5	17.7	—	30.2	21.4	—
Retail:
Residential mortgage	67.9	61.1	—	65.4	58.9	—
Home equity	22.3	19.5	—	21.3	18.3	—
Other consumer	—	—	—	—	—	—

Total	$223.2	$205.3	$—	$225.7	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$17.8	$13.5	$1.9	$52.1	$27.8	$4.0
Commercial and industrial	22.2	21.3	5.6	21.4	17.4	3.5
Equipment financing	12.5	9.5	0.7	3.6	3.5	0.1
Retail:
Residential mortgage	14.9	14.8	2.9	15.6	15.3	2.6
Home equity	1.9	1.8	0.8	2.6	2.5	1.3
Other consumer	—	—	—	—	—	—

Total	$69.3	$60.9	$11.9	$95.3	$66.5	$11.5

Total impaired loans:
Commercial:
Commercial real estate	$65.8	$60.9	$1.9	$109.2	$83.6	$4.0
Commercial and industrial	85.7	80.9	5.6	73.1	66.0	3.5
Equipment financing	34.0	27.2	0.7	33.8	24.9	0.1

Total	185.5	169.0	8.2	216.1	174.5	7.6

Retail:
Residential mortgage	82.8	75.9	2.9	81.0	74.2	2.6
Home equity	24.2	21.3	0.8	23.9	20.8	1.3
Other consumer	—	—	—	—	—	—

Total	107.0	97.2	3.7	104.9	95.0	3.9

Total	$292.5	$266.2	$11.9	$321.0	$269.5	$11.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2015		2014
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$59.2	$0.5	$81.8	$0.3
Commercial and industrial	83.0	0.2	51.0	0.2
Equipment financing	26.7	0.1	30.6	0.2

Total	168.9	0.8	163.4	0.7

Retail:
Residential mortgage	74.4	0.4	72.3	0.4
Home equity	21.2	0.1	18.4	0.1
Other consumer	—	—	—	—

Total	95.6	0.5	90.7	0.5

Total	$264.5	$1.3	$254.1	$1.2

	Nine Months Ended September 30,
	2015		2014
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$67.8	$1.2	$75.7	$1.2
Commercial and industrial	71.1	1.2	42.9	0.8
Equipment financing	28.9	0.3	29.4	0.6

Total	167.8	2.7	148.0	2.6

Retail:
Residential mortgage	75.3	1.1	71.4	1.0
Home equity	21.3	0.2	17.3	0.2
Other consumer	—	—	—	—

Total	96.6	1.3	88.7	1.2

Total	$264.4	$4.0	$236.7	$3.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2015 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,403.2	$21.0	$12.5	$33.5	$9,436.7
Commercial and industrial	7,173.6	29.2	54.4	83.6	7,257.2
Equipment financing	2,733.3	59.0	10.1	69.1	2,802.4

Total	19,310.1	109.2	77.0	186.2	19,496.3

Retail:
Residential mortgage	5,117.5	39.9	25.8	65.7	5,183.2
Home equity	2,084.6	6.3	10.4	16.7	2,101.3
Other consumer	49.6	0.3	—	0.3	49.9

Total	7,251.7	46.5	36.2	82.7	7,334.4

Total originated loans	$26,561.8	$155.7	$113.2	$268.9	$26,830.7

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $19.3 million, $25.8 million and $19.3 million, respectively, and $23.0 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2015 and December 31, 2014, the allowance for loan losses on acquired loans was $9.4 million and $10.2 million, respectively.

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,211.9	$6,864.3	$2,434.7	$18,510.9
Special mention	93.9	106.0	95.3	295.2
Substandard	130.9	283.8	272.4	687.1
Doubtful	—	3.1	—	3.1

Total originated loans	9,436.7	7,257.2	2,802.4	19,496.3

Acquired loans:
Pass	269.6	184.9	5.5	460.0
Special mention	22.3	5.4	0.4	28.1
Substandard	55.0	44.1	12.8	111.9
Doubtful	1.8	0.6	—	2.4

Total acquired loans	348.7	235.0	18.7	602.4

Total	$9,785.4	$7,492.2	$2,821.1	$20,098.7

As of September 30, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,502.4	$950.7	$25.9	$3,479.0
Moderate risk	2,171.3	636.9	8.3	2,816.5
High risk	509.5	513.7	15.7	1,038.9

Total originated loans	5,183.2	2,101.3	49.9	7,334.4

Acquired loans:
Low risk	99.3	—	—	99.3
Moderate risk	40.3	—	—	40.3
High risk	58.6	39.9	1.0	99.5

Total acquired loans	198.2	39.9	1.0	239.1

Total	$5,381.4	$2,141.2	$50.9	$7,573.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2014 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,730.9	$6,477.4	$2,481.2	$17,689.5
Special mention	82.4	114.2	110.6	307.2
Substandard	135.3	297.3	247.2	679.8
Doubtful	11.7	2.2	—	13.9

Total originated loans	8,960.3	6,891.1	2,839.0	18,690.4

Acquired loans:
Pass	302.5	174.5	7.6	484.6
Special mention	20.9	52.8	0.7	74.4
Substandard	113.5	55.0	18.2	186.7
Doubtful	7.1	16.2	—	23.3

Total acquired loans	444.0	298.5	26.5	769.0

Total	$9,404.3	$7,189.6	$2,865.5	$19,459.4

As of December 31, 2014 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,280.6	$931.5	$29.5	$3,241.6
Moderate risk	1,921.6	597.1	8.3	2,527.0
High risk	499.3	564.3	18.5	1,082.1

Total originated loans	4,701.5	2,092.9	56.3	6,850.7

Acquired loans:
Low risk	107.0	—	—	107.0
Moderate risk	50.5	—	—	50.5
High risk	73.0	50.2	1.2	124.4

Total acquired loans	230.5	50.2	1.2	281.9

Total	$4,932.0	$2,143.1	$57.5	$7,132.6

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2015, the outstanding principal balance and carrying amount of the acquired loan portfolio were $946.1 million and $841.5 million, respectively ($1.18 billion and $1.05 billion, respectively, at December 31, 2014). At September 30, 2015, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $83.4 million.

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended September 30,
(in millions)	2015	2014
Balance at beginning of period	$316.9	$447.7
Accretion	(13.3)	(18.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	0.3
Other changes in expected cash flows (2)	5.0	(15.7)

Balance at end of period	$308.6	$413.4

	Nine Months Ended September 30,
(in millions)	2015	2014
Balance at beginning of period	$396.3	$639.7
Accretion	(42.9)	(63.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	1.1	6.7
Other changes in expected cash flows (2)	(45.9)	(169.1)

Balance at end of period	$308.6	$413.4

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $10.8 million and $8.2 million, respectively, at September 30, 2015, and $13.6 million and $11.0 million, respectively, at December 31, 2014. Repossessed assets totaled $7.3 million and $2.5 million at September 30, 2015 and December 31, 2014, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (88.8 million shares at September 30, 2015) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (0.3 million shares at September 30, 2015). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement benefit plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and nine months ended September 30, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

Other comprehensive income (loss) before reclassifications	—	17.5	—	(0.8)	16.7
Amounts reclassified from AOCL (1)	3.3	—	1.5	0.6	5.4

Current period other comprehensive income (loss)	3.3	17.5	1.5	(0.2)	22.1

Balance at September 30, 2015	$(139.6)	$13.8	$(20.0)	$(0.3)	$(146.1)

(in millions)	Pension and Other Postretirement Benefits	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

Other comprehensive income (loss) before reclassifications	—	27.2	—	(0.2)	27.0
Amounts reclassified from AOCL (1)	1.9	(0.2)	1.3	0.6	3.6

Current period other comprehensive income (loss)	1.9	27.0	1.3	0.4	30.6

Balance at September 30, 2014	$(83.1)	$(19.5)	$(22.0)	$0.1	$(124.5)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where
(in millions)	2015	2014	2015	2014	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement benefits items:
Net actuarial loss	$(2.0)	$(1.2)	$(6.0)	$(3.9)	(1)
Prior service credit	0.3	0.2	0.8	0.8	(1)

	(1.7)	(1.0)	(5.2)	(3.1)	Income before income tax expense
	0.6	0.4	1.9	1.2	Income tax expense

	(1.1)	(0.6)	(3.3)	(1.9)	Net income

Reclassification adjustment for net realized gains on securities available for sale	—	0.2	—	0.3	Income before income tax expense (2)
	—	(0.1)	—	(0.1)	Income tax expense

	—	0.1	—	0.2	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.8)	(0.7)	(2.3)	(2.2)	Income before income tax expense (3)
	0.2	0.3	0.8	0.9	Income tax expense

	(0.6)	(0.4)	(1.5)	(1.3)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	(0.3)	(1.0)	(1.0)	(4)
Interest rate locks	0.1	0.1	0.1	0.1	(4)

	(0.2)	(0.2)	(0.9)	(0.9)	Income before income tax expense
	0.1	0.1	0.3	0.3	Income tax expense

	(0.1)	(0.1)	(0.6)	(0.6)	Net income

Total reclassifications for the period	$(1.8)	$(1.0)	$(5.4)	$(3.6)

(1)	Included in the computation of net periodic pension cost reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$68.4	$61.6	$189.3	$187.0
Dividends and undistributed earnings allocated to participating securities	(0.3)	(0.3)	(0.9)	(0.9)

Income attributable to common shareholders	$68.1	$61.3	$188.4	$186.1

Average common shares outstanding for basic EPS	301.0	298.4	300.1	298.1
Effect of dilutive equity-based awards	—	—	—	—

Average common and common-equivalent shares for diluted EPS	301.0	298.4	300.1	298.1

Basic EPS	$0.23	$0.21	$0.63	$0.62

Diluted EPS	$0.23	$0.21	$0.63	$0.62

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 20.3 million shares for both the three and nine months ended September 30, 2015 and 17.9 million shares for both the three and nine months ended September 30, 2014 have been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United’s goodwill totaled $1.95 billion at both September 30, 2015 and December 31, 2014. At both dates, goodwill was allocated to People’s United’s operating segments as follows: Commercial Banking ($1.22 billion); Retail Banking ($681.9 million); and Wealth Management ($49.8 million).

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2015 and December 31, 2014, tax deductible goodwill totaled $12.1 million and $13.0 million, respectively, and related, almost entirely, to the Butler Bank acquisition completed in 2010.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s other acquisition-related intangible assets totaled $130.2 million and $148.0 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($81.9 million); core deposit intangible ($27.0 million); trust relationship intangible ($20.6 million); and insurance relationship intangible ($0.7 million).

Amortization expense of other acquisition-related intangible assets totaled $5.9 million and $6.2 million for the three months ended September 30, 2015 and 2014, respectively, and $17.8 million and $18.6 million for the nine months ended September 30, 2015 and 2014, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2015 and each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; $9.4 million in 2019; and $9.0 million in 2020. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2015 and 2014.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of the net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the plans described above are as follows:

	Pension Benefits		Other Postretirement Benefits
Three months ended September 30 (in millions)	2015	2014	2015	2014
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$0.1
Interest cost	4.8	4.8	0.1	—
Expected return on plan assets	(7.8)	(7.1)	—	—
Recognized net actuarial loss	1.5	1.0	—	—
Settlements	0.1	0.4	—	—

Net periodic benefit (income) expense	$(1.4)	$(0.9)	$0.2	$0.1

	Pension Benefits		Other Postretirement Benefits
Nine months ended September 30 (in millions)	2015	2014	2015	2014
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.2	$0.2
Interest cost	14.4	14.4	0.4	0.3
Expected return on plan assets	(22.8)	(21.3)	—	—
Recognized net actuarial loss	4.5	3.0	0.2	—
Recognized prior service credit	—	—	(0.1)	(0.2)
Settlements	0.3	1.4	—	—

Net periodic benefit (income) expense	(3.6)	(2.5)	0.7	0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(4.5)	(3.0)	(0.2)	—
Prior service credit	—	—	0.1	0.2

Total pre-tax changes recognized in other comprehensive income	(4.5)	(3.0)	(0.1)	0.2

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(8.1)	$(5.5)	$0.6	$0.5

Chittenden Pension Plan

In addition to the benefit plans described above, People’s United continues to maintain a qualified defined benefit pension plan that covers former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010, based upon elections made by April 15, 2010, were transferred into the Qualified Plan. Net periodic benefit income for the Chittenden Plan totaled $0.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. In the first quarter of 2015, the Company made a voluntary employer contribution of $10.0 million to the Chittenden Plan as a consequence of lower discount rates and the adoption of updated mortality tables.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $3.8 million for the nine months ended September 30, 2015. The loan balance totaled $192.1 million at September 30, 2015.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,048,962 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2015, 7,404,613 shares of People’s United common stock, with a fair value of $116.5 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.0 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Following extensive preliminary filings with the Court by both parties, an agreement in principle to settle this matter was reached on October 23, 2014, subject to completion of appropriate documentation and Court approval. On January 12, 2015, the plaintiffs filed a Motion for Preliminary Approval of the settlement with the Court. On April 17, 2015, the U.S. Magistrate Judge recommended that the Court overseeing the case preliminarily approve of the settlement. On September 28, 2015, the Court issued a final order approving the settlement, thus concluding this matter. The amount of the agreed upon settlement did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2015 and 2014.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2015 and December 31, 2014, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	376.2	—	—	376.2
GSE residential mortgage-backed securities and CMOs	—	3,844.8	—	3,844.8
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	28.3	—	—	28.3
Fixed income securities	—	5.4	—	5.4
Mutual funds	1.6	—	—	1.6
Interest rate swaps	—	198.7	—	198.7
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	1.2	—	1.2

Total	$414.4	$4,050.6	$—	$4,465.0

Financial liabilities:
Interest rate swaps	$—	$146.6	$—	$146.6
Interest rate-lock commitments on residential mortgage loans	—	1.5	—	1.5

Total	$—	$148.1	$—	$148.1

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	56.8	—	—	56.8
GSE residential mortgage-backed securities and CMOs	—	3,936.7	—	3,936.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.3	—	—	30.3
Fixed income securities	—	6.0	—	6.0
Mutual funds	0.8	—	—	0.8
Interest rate swaps	—	131.1	—	131.1
Foreign exchange contracts	—	0.8	—	0.8
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$96.2	$4,075.3	$—	$4,171.5

Financial liabilities:
Interest rate swaps	$—	$95.8	$—	$95.8
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7

Total	$—	$97.0	$—	$97.0

As of September 30, 2015 and December 31, 2014, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2015 and 2014.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$36.2	$—	$36.2
Impaired loans (2)	—	—	60.9	60.9
REO and repossessed assets (3)	—	—	26.3	26.3

Total	$—	$36.2	$87.2	$123.4

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.2	$—	$34.2
Impaired loans (2)	—	—	66.5	66.5
REO and repossessed assets (3)	—	—	27.1	27.1

Total	$—	$34.2	$93.6	$127.8

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2015 and 2014.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $44.3 million of Commercial loans and $16.6 million of Retail loans at September 30, 2015. The provision for loan losses on impaired loans totaled $6.0 million and $6.7 million for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Represents: (i) $10.8 million of residential REO; (ii) $8.2 million of commercial REO; and (iii) $7.3 million of repossessed assets at September 30, 2015. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $1.5 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $1.2 million and $3.7 million for the same periods.

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

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying	Measurements Using
As of September 30, 2015 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$300.3	$300.3	$—	$—	$300.3
Short-term investments	244.6	—	244.6	—	244.6
Securities held to maturity	1,377.1	—	1,420.1	1.5	1,421.6
FHLB and FRB stock	314.7	—	314.7	—	314.7
Total loans, net (1)	27,403.8	—	5,260.9	22,308.0	27,568.9
Financial liabilities:
Time deposits	5,165.9	—	5,205.9	—	5,205.9
Other deposits	23,113.8	—	23,113.8	—	23,113.8
FHLB advances	2,164.5	—	2,172.6	—	2,172.6
Customer repurchase agreements	472.3	—	472.3	—	472.3
Federal funds purchased	360.0	—	360.0	—	360.0
Notes and debentures	1,044.9	—	1,018.3	—	1,018.3

(1)	Excludes impaired loans totaling $60.9 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying	Measurements Using
As of December 31, 2014 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$345.1	$345.1	$—	$—	$345.1
Short-term investments	668.6	—	668.6	—	668.6
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Securities held to maturity	834.3	—	880.1	1.5	881.6
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	26,327.2	—	4,798.5	21,508.8	26,307.3
Financial liabilities:
Time deposits	5,230.7	—	5,262.6	—	5,262.6
Other deposits	20,907.5	—	20,907.5	—	20,907.5
FHLB advances	2,291.7	—	2,298.5	—	2,298.5
Federal funds purchased	913.0	—	913.0	—	913.0
Customer repurchase agreements	486.0	—	486.0	—	486.0
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,033.5	—	1,040.8	—	1,040.8

(1)	Excludes impaired loans totaling $66.5 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2015 was $11.8 million, for which People’s United had posted collateral of $11.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$4,287.5	$3,380.2	$172.1	$104.2	$1.0	$8.3
Institutional counterparties	N/A	4,287.5	3,380.2	1.3	11.8	144.4	86.5
Risk participation agreements (2)	N/A	240.4	150.1	—	—	—	—
Foreign exchange contracts	N/A	46.9	49.6	0.3	0.8	—	0.5
Forward commitments to sell residential mortgage loans	N/A	62.3	35.3	1.2	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	83.4	57.5	—	—	1.5	0.7

Total				174.9	117.3	146.9	96.0

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	1.2	1.0
Subordinated notes	Fair value	375.0	375.0	25.3	15.1	—	—

Total				25.3	15.1	1.2	1.0

Total derivatives				$200.2	$132.4	$148.1	$97.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions)	Hedge	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$127.8	$100.1	$—	$—
Institutional counterparties	N/A	(116.9)	(94.6)	—	—
Foreign exchange contracts	N/A	—	0.4	—	—
Risk participation agreements	N/A	(0.2)	(0.1)	—	—
Forward commitments to sell residential mortgage loans	N/A	0.7	0.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.8)	(0.3)	—	—

Total		10.6	5.7	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.0)	(1.0)	(1.2)	(0.4)
Interest rate locks	Cash flow	0.1	0.1	—	—
Interest rate swaps	Fair value	6.9	2.3	—	—

Total		6.0	1.4	(1.2)	(0.4)

Total derivatives		$16.6	$7.1	$(1.2)	$(0.4)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

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

	Gross	Gross	Net	Gross Amounts Not Offset
As of September 30, 2015 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.2	$—	$0.2	$(0.2)	$—	$—
Counterparty B	0.4	—	0.4	(0.4)	—	—
Counterparty C	—	—	—	—	—	—
Counterparty D	0.5	—	0.5	(0.5)	—	—
Counterparty E	25.5	—	25.5	(25.5)	—	—
Other counterparties	—	—	—	—	—	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$26.9	$—	$26.9	$(26.6)	$—	$0.3

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.7	$—	$11.7	$(0.2)	$(11.5)	$—
Counterparty B	13.4	—	13.4	(0.4)	(13.0)	—
Counterparty C	7.1	—	7.1	—	(7.0)	0.1
Counterparty D	11.1	—	11.1	(0.5)	(9.9)	0.7
Counterparty E	95.9	—	95.9	(25.5)	(70.4)	—
Other counterparties	6.4	—	6.4	—	(6.3)	0.1

Total	$145.6	$—	$145.6	$(26.6)	$(118.1)	$0.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross	Gross	Net	Gross Amounts Not Offset
As of December 31, 2014 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.7	$—	$2.7	$(2.7)	$—	$—
Counterparty B	1.5	—	1.5	(1.5)	—	—
Counterparty C	2.5	—	2.5	(2.5)	—	—
Counterparty D	3.2	—	3.2	(0.4)	(2.8)	—
Counterparty E	15.7	—	15.7	(15.7)	—	—
Other counterparties	1.3	—	1.3	(1.3)	—	—
Securities purchased under agreements to resell	100.0	—	100.0	—	(100.0)	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8

Total	$127.7	$—	$127.7	$(24.1)	$(102.8)	$0.8

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.8	$—	$11.8	$(2.7)	$(9.1)	$—
Counterparty B	11.8	—	11.8	(1.5)	(10.3)	—
Counterparty C	4.5	—	4.5	(2.5)	(1.9)	0.1
Counterparty D	0.4	—	0.4	(0.4)	—	—
Counterparty E	47.8	—	47.8	(15.7)	(32.1)	—
Other counterparties	11.2	—	11.2	(1.3)	(8.9)	1.0
Repurchase agreements (1)	1.0	—	1.0	—	(1.0)	—
Foreign exchange contracts	0.5	—	0.5	—	—	0.5

Total	$89.0	$—	$89.0	$(24.1)	$(63.3)	$1.6

(1)	Included in other borrowings in the Consolidated Statements of Condition.

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

Business Combinations

In September 2015, the FASB amended its standards with respect to business combinations to eliminate the requirement to restate prior period financial statements for measurement period adjustments. Instead, the amended guidance requires that, during the measurement period, an acquirer recognize adjustments of previously recorded provisional amounts in the reporting period in which such adjustments are determined. In doing so, the acquirer would be required to record the cumulative effect of measurement period adjustments on current and prior period earnings, including the prior period impact on depreciation, amortization or other income statement items. The amended standard also contains additional disclosure requirements with respect to measurement period adjustments. This new guidance is effective for fiscal years beginning after December 15, 2015 (January 1, 2016 for People’s United) and is to be applied prospectively. Earlier application is permitted for financial statements that have not yet been made available for issuance. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions, except per share data)	2015	2015	2014	2015	2014
Earnings Data:
Net interest income (fully taxable equivalent)	$241.1	$237.0	$233.3	$712.0	$697.9
Net interest income	234.8	230.4	228.5	693.3	683.8
Provision for loan losses	6.2	7.7	12.4	23.7	30.7
Non-interest income (1)	87.1	83.0	84.0	259.1	264.0
Non-interest expense	214.2	211.8	208.8	643.6	633.8
Operating non-interest expense (2)	214.1	208.8	206.7	634.5	624.9
Income before income tax expense	101.5	93.9	91.3	285.1	283.3
Net income	68.4	61.7	61.6	189.3	187.0
Operating earnings (2)	68.4	63.7	63.0	195.3	179.4

Selected Statistical Data:
Net interest margin (3)	2.87%	2.88%	3.05%	2.89%	3.12%
Return on average assets (3)	0.73	0.67	0.72	0.69	0.75
Operating return on average assets (2), (3)	0.73	0.70	0.74	0.71	0.72
Return on average tangible assets (3)	0.78	0.71	0.77	0.73	0.80
Return on average stockholders’ equity (3)	5.8	5.3	5.3	5.4	5.4
Return on average tangible stockholders’ equity (3)	10.5	9.5	9.7	9.7	10.0
Operating return on average tangible stockholders’ equity (2), (3)	10.5	9.8	9.9	10.1	9.6
Efficiency ratio (2)	61.7	61.6	61.4	61.7	62.4

Common Share Data:
Basic and diluted earnings per share	$0.23	$0.20	$0.21	$0.63	$0.62
Operating earnings per share (2)	0.23	0.21	0.21	0.65	0.60
Dividends paid per share	0.1675	0.1675	0.165	0.50	0.4925
Dividend payout ratio	73.9%	81.8%	80.2%	79.5%	78.8%
Operating dividend payout ratio (2)	73.9	79.2	78.4	77.1	82.2
Book value per share (end of period)	$15.64	$15.51	$15.52	$15.64	$15.52
Tangible book value per share (end of period) (2)	8.75	8.59	8.49	8.75	8.49
Stock price:
High	16.95	16.64	15.32	16.95	15.70
Low	14.69	14.92	14.24	13.97	13.73
Close (end of period)	15.73	16.21	14.47	15.73	14.47

(1)	Nine months ended September 30, 2014 includes a $20.6 million net gain (pre-tax) resulting from the formation of a merchant services joint venture.
(2)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in millions)	2015	2015	2015	2014	2014
Financial Condition Data:
Total assets	$37,478	$37,183	$36,407	$35,997	$34,775
Loans	27,672	27,562	26,929	26,592	25,954
Securities	5,921	5,756	5,577	5,012	4,687
Short-term investments (1)	245	196	250	769	508
Allowance for loan losses	208	205	201	198	197
Goodwill and other acquisition-related intangible assets	2,085	2,091	2,097	2,103	2,109
Deposits	28,280	27,435	27,150	26,138	25,261
Borrowings	2,997	3,563	3,143	3,692	3,416
Notes and debentures	1,045	1,030	1,042	1,034	1,022
Stockholders’ equity	4,731	4,686	4,682	4,633	4,655
Total risk-weighted assets (2):
People’s United	28,990	28,688	28,100	27,513	26,967
People’s United Bank	28,953	28,648	28,084	27,454	26,931
Non-performing assets (3)	210	221	209	224	229
Net loan charge-offs	4.1	3.2	7.2	8.5	8.1

Average Balances:
Loans	$27,496	$27,125	$26,504	$26,136	$25,611
Securities (4)	5,880	5,577	5,325	4,718	4,691
Short-term investments (1)	245	223	276	276	254
Total earning assets	33,621	32,925	32,105	31,130	30,556
Total assets	37,257	36,617	35,768	34,763	34,150
Deposits	27,810	27,236	26,579	25,781	24,660
Borrowings	3,304	3,215	3,018	2,854	3,443
Notes and debentures	1,034	1,040	1,041	1,027	1,022
Total funding liabilities	32,148	31,491	30,638	29,662	29,125
Stockholders’ equity	4,700	4,689	4,663	4,679	4,648

Ratios:
Net loan charge-offs to average total loans (annualized)	0.06%	0.05%	0.11%	0.13%	0.13%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.78	0.83	0.80	0.88	0.92
Originated allowance for loan losses to:
Originated loans (3)	0.74	0.73	0.74	0.74	0.75
Originated non-performing loans (3)	108.1	102.9	107.5	95.5	94.1
Average stockholders’ equity to average total assets	12.6	12.8	13.0	13.5	13.6
Stockholders’ equity to total assets	12.6	12.6	12.9	12.9	13.4
Tangible stockholders’ equity to tangible assets (5)	7.5	7.4	7.5	7.5	7.8
Total risk-based capital (2):
People’s United	11.8	11.8	11.9	12.2	12.3
People’s United Bank	12.8	12.9	13.1	13.0	13.2

(1)	Includes securities purchased under agreements to resell.
(2)	September, June and March 2015 calculated in accordance with Basel III capital rules. See Regulatory Capital Requirements.
(3)	Excludes acquired loans.
(4)	Average balances for securities are based on amortized cost.
(5)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2015	2015	2014	2015	2014
Total non-interest expense	$214.2	$211.8	$208.8	$643.6	$633.8

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	—	(2.7)	(1.8)	(8.0)	(6.2)
Severance-related costs	(0.1)	(0.3)	(0.3)	(1.1)	(2.7)

Total	(0.1)	(3.0)	(2.1)	(9.1)	(8.9)

Operating non-interest expense	214.1	208.8	206.7	634.5	624.9

Operating lease expense (1)	(9.2)	(9.2)	(8.7)	(27.7)	(28.5)
Amortization of other acquisition-related intangible assets	(5.9)	(6.0)	(6.2)	(17.8)	(18.6)
Other (2)	(1.8)	(1.8)	(2.2)	(5.6)	(7.9)

Total non-interest expense for efficiency ratio	$197.2	$191.8	$189.6	$583.4	$569.9

Net interest income (FTE basis)	$241.1	$237.0	$233.3	$712.0	$697.9
Total non-interest income	87.1	83.0	84.0	259.1	264.0

Total revenues	328.2	320.0	317.3	971.1	961.9
Adjustments:
Operating lease expense (1)	(9.2)	(9.2)	(8.7)	(27.7)	(28.5)
BOLI FTE adjustment	0.6	0.7	0.7	1.9	1.9
Net security gains	—	—	(0.2)	—	(0.3)
Gain on merchant services joint venture, net of expenses	—	—	—	—	(20.6)
Other (3)	(0.1)	—	(0.5)	(0.1)	(0.6)

Total revenues for efficiency ratio	$319.5	$311.5	$308.6	$945.2	$913.8

Efficiency ratio	61.7%	61.6%	61.4%	61.7%	62.4%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions, except per share data)	2015	2015	2014	2015	2014
Net income, as reported	$68.4	$61.7	$61.6	$189.3	$187.0

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	—	2.7	1.8	8.0	6.2
Severance-related costs	0.1	0.3	0.3	1.1	2.7
Gain on merchant services joint venture, net of expenses	—	—	—	—	(20.6)

Total pre-tax adjustments	0.1	3.0	2.1	9.1	(11.7)
Tax effect	(0.1)	(1.0)	(0.7)	(3.1)	4.1

Total adjustments, net of tax	—	2.0	1.4	6.0	(7.6)

Operating earnings	$68.4	$63.7	$63.0	$195.3	$179.4

EPS, as reported	$0.23	$0.20	$0.21	$0.63	$0.62

Adjustments to arrive at operating EPS:
Writedowns of banking house assets	—	0.01	—	0.02	0.01
Severance-related costs	—	—	—	—	0.01
Gain on merchant services joint venture, net of expenses	—	—	—	—	(0.04)

Total adjustments per share	—	0.01	—	0.02	(0.02)

Operating EPS	$0.23	$0.21	$0.21	$0.65	$0.60

Average total assets	$37,257	$36,617	$34,150	$36,553	$33,412

Operating return on average assets (annualized)	0.73%	0.70%	0.74%	0.71%	0.72%

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2015	2015	2014	2015	2014
Operating earnings	$68.4	$63.7	$63.0	$195.3	$179.4

Average stockholders’ equity	$4,700	$4,689	$4,648	$4,684	$4,607
Less: Average goodwill and average other acquisition-related intangible assets	2,088	2,094	2,112	2,094	2,118

Average tangible stockholders’ equity	$2,612	$2,595	$2,536	$2,590	$2,489

Operating return on average tangible stockholders’ equity (annualized)	10.5%	9.8%	9.9%	10.1%	9.6%

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2015	2015	2014	2015	2014
Dividends paid	$50.6	$50.5	$49.4	$150.6	$147.4

Operating earnings	$68.4	$63.7	$63.0	$195.3	$179.4

Operating dividend payout ratio	73.9%	79.2%	78.4%	77.1%	82.2%

The following tables summarize People’s United’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in millions)	2015	2015	2015	2014	2014
Total stockholders’ equity	$4,731	$4,686	$4,682	$4,633	$4,655
Less: Goodwill and other acquisition-related intangible assets	2,085	2,091	2,097	2,103	2,109

Tangible stockholders’ equity	$2,646	$2,595	$2,585	$2,530	$2,546

Total assets	$37,478	$37,183	$36,407	$35,997	$34,775
Less: Goodwill and other acquisition-related intangible assets	2,085	2,091	2,097	2,103	2,109

Tangible assets	$35,393	$35,092	$34,310	$33,894	$32,666

Tangible equity ratio	7.5%	7.4%	7.5%	7.5%	7.8%

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in millions, except per share data)	2015	2015	2015	2014	2014
Tangible stockholders’ equity	$2,646	$2,595	$2,585	$2,530	$2,546

Common shares issued	398.84	398.66	397.81	396.85	396.71
Less: Common shares classified as treasury shares	89.05	89.06	89.05	89.05	89.04
Unallocated ESOP common shares	7.40	7.49	7.58	7.67	7.75

Common shares	302.39	302.11	301.18	300.13	299.92

Tangible book value per share	$8.75	$8.59	$8.58	$8.43	$8.49

Financial Overview

People’s United reported net income of $68.4 million, or $0.23 per diluted share, for the three months ended September 30, 2015, compared to $61.6 million, or $0.21 per diluted share, for the year-ago period. Operating earnings were $68.4 million, or $0.23 per share, and $63.0 million, or $0.21 per share, for the respective periods. Compared to the year-ago period, third quarter 2015 earnings reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.73% for the three months ended September 30, 2015 compared to 0.74% for the year-ago period. Operating return on average tangible stockholders’ equity was 10.5% for the three months ended September 30, 2015 compared to 9.9% for the year-ago period.

Net income for the nine months ended September 30, 2015 totaled $189.3 million, or $0.63 per diluted share, compared to $187.0 million, or $0.62 per diluted share, for the year-ago period. Included in the results for the nine months ended September 30, 2014 is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. Operating earnings were $195.3 million, or $0.65 per share, and $179.4 million, or $0.60 per share, for the respective periods. People’s United’s operating return on average assets was 0.71% for the nine months ended September 30, 2015 compared to 0.72% for the year-ago period. Operating return on average tangible stockholders’ equity was 10.1% for the nine months ended September 30, 2015 compared to 9.6% for the year-ago period. FTE net interest income totaled $712.0 million for the nine months ended September 30, 2015, a $14.1 million increase from the year-ago period and the net interest margin decreased 23 basis points to 2.89%.

Compared to the third quarter of 2014, FTE net interest income increased $7.8 million to $241.1 million and the net interest margin decreased 18 basis points to 2.87%. FTE net interest income increased $4.1 million and the net interest margin decreased one basis point compared to the second quarter of 2015 (see Net Interest Income).

Average total earning assets increased $3.1 billion compared to the third quarter of 2014, primarily reflecting increases of $1.9 billion in average total loans and $1.2 billion in average securities. Average total funding liabilities increased $3.0 billion compared to the year-ago quarter, reflecting a $3.2 billion increase in average total deposits partially offset by a $139 million decrease in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $3.1 million and total non-interest expense increased $5.4 million. The efficiency ratio was 61.7% for the third quarter of 2015 compared to 61.4% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the third quarter of 2015 totaled $6.2 million compared to $12.4 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.06% in the third quarter of 2015 compared to 0.13% in the year-ago quarter. The allowance for loan losses on originated loans was $198.1 million at September 30, 2015, a $10.0 million increase from December 31, 2014. The allowance for loan losses on acquired loans was $9.4 million and $10.2 million at September 30, 2015 and December 31, 2014, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $209.6 million at September 30, 2015, a $14.5 million decrease from December 31, 2014. At September 30, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.74% and as a percentage of originated non-performing loans was 108.1%, compared to 0.74% and 95.5%, respectively, at December 31, 2014 (see Asset Quality).

People’s United’s total stockholders’ equity was $4.7 billion at September 30, 2015 compared to $4.6 billion at December 31, 2014. Stockholders’ equity as a percentage of total assets was 12.6% at September 30, 2015 compared to 12.9% at December 31, 2014. Tangible stockholders’ equity as a percentage of tangible assets was 7.5% at both September 30, 2015 and December 31, 2014 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, N.A. (the “Bank”) total risk-based capital ratios were 11.8% and 12.8%, respectively, at September 30, 2015 (calculated in accordance with Basel III capital rules effective January 1, 2015) compared to 12.2% and 13.0%, respectively, at December 31, 2014 (see Regulatory Capital Requirements).

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

People’s United allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. During the first quarter of 2015, the Company modified its cost allocation methodology with respect to the allocation of branch costs associated with servicing certain customers, which resulted in an increase in non-interest expense for Commercial Banking and Wealth Management, with the offset reflected in Retail Banking. Prior period segment results have not been adjusted and continue to reflect the previous cost allocation methodology. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets and average total liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

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

Segment Performance Summary

Three months ended September 30, 2015 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$139.5	$86.1	$225.6	$16.6	$(7.4)	$234.8
Provision for loan losses	12.1	3.8	15.9	—	(9.7)	6.2
Total non-interest income	41.4	43.6	85.0	2.3	(0.2)	87.1
Total non-interest expense	79.5	131.7	211.2	0.1	2.9	214.2

Income (loss) before income tax expense (benefit)	89.3	(5.8)	83.5	18.8	(0.8)	101.5
Income tax expense (benefit)	29.1	(1.9)	27.2	6.2	(0.3)	33.1

Net income (loss)	$60.2	$(3.9)	$56.3	$12.6	$(0.5)	$68.4

Average total assets	$21,636.0	$8,525.0	$30,161.0	$6,541.5	$554.5	$37,257.0
Average total liabilities	5,545.9	19,342.4	24,888.3	7,422.7	245.5	32,556.5

Nine months ended September 30, 2015 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$410.7	$258.4	$669.1	$45.8	$(21.6)	$693.3
Provision for loan losses	35.4	11.4	46.8	—	(23.1)	23.7
Total non-interest income	123.6	127.7	251.3	7.9	(0.1)	259.1
Total non-interest expense	232.3	392.3	624.6	5.9	13.1	643.6

Income (loss) before income tax expense (benefit)	266.6	(17.6)	249.0	47.8	(11.7)	285.1
Income tax expense (benefit)	89.6	(6.0)	83.6	16.2	(4.0)	95.8

Net income (loss)	$177.0	$(11.6)	$165.4	$31.6	$(7.7)	$189.3

Average total assets	$21,313.1	$8,426.0	$29,739.1	$6,230.7	$583.2	$36,553.0
Average total liabilities	5,228.6	19,268.3	24,496.9	7,087.4	284.5	31,868.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net interest income	$139.5	$133.9	$410.7	$381.2
Provision for loan losses	12.1	12.3	35.4	34.6
Total non-interest income	41.4	36.6	123.6	105.6
Total non-interest expense	79.5	71.8	232.3	203.8

Income before income tax expense	89.3	86.4	266.6	248.4
Income tax expense	29.1	28.2	89.6	84.3

Net income	$60.2	$58.2	$177.0	$164.1

Average total assets	$21,636.0	$19,809.7	$21,313.1	$18,913.4
Average total liabilities	5,545.9	4,364.9	5,228.6	4,108.9

Commercial Banking net income increased $2.0 million compared to the third quarter of 2014, reflecting increases in net interest income and non-interest income partially offset by an increase in non-interest expense. The $5.6 million increase in net interest income primarily reflects continued loan growth partially offset by continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans. The $4.8 million increase in non-interest income compared to the year-ago period primarily reflects increases in customer interest rate swap income and commercial banking lending fees. The $7.7 million increase in non-interest expense in the third quarter of 2015 compared to the third quarter of 2014 primarily reflects a higher level of direct (including operating lease expense) and allocated expenses. Average total assets increased $1.8 billion and average total liabilities increased $1.1 billion compared to the third quarter of 2014, reflecting loan and deposit growth. In addition, during the three months ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer business deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net interest income	$86.1	$99.0	$258.4	$313.2
Provision for loan losses	3.8	4.2	11.4	13.1
Total non-interest income	43.6	43.1	127.7	125.7
Total non-interest expense	131.7	128.3	392.3	398.2

(Loss) income before income tax (benefit) expense	(5.8)	9.6	(17.6)	27.6
Income tax (benefit) expense	(1.9)	3.1	(6.0)	9.4

Net (loss) income	$(3.9)	$6.5	$(11.6)	$18.2

Average total assets	$8,525.0	$8,451.7	$8,426.0	$8,621.2
Average total liabilities	19,342.4	19,050.4	19,268.3	19,152.9

Retail Banking’s net loss in the third quarter of 2015 compared to net income in the third quarter of 2014 primarily reflects a $12.9 million decrease in net interest income. The decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, new originations at rates lower than the existing portfolio and declining interest income on acquired loans, and lower FTP funding credits, partially offset by an increase in average residential mortgage loans. The $0.5 million increase in non-interest income primarily reflects an increase in net gains on sales of residential mortgage loans. The $3.4 million increase in non-interest expense primarily reflects a higher level of allocated expenses partially offset by a lower level of direct expenses. Average total assets increased $73 million and average total liabilities increased $292 million compared to the third quarter of 2014. During the three months ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net interest income	$16.6	$1.7	$45.8	$6.2
Total non-interest income	2.3	2.5	7.9	6.0
Total non-interest expense	0.1	1.2	5.9	5.7

Income before income tax expense	18.8	3.0	47.8	6.5
Income tax expense	6.2	1.0	16.2	2.3

Net income	$12.6	$2.0	$31.6	$4.2

Average total assets	$6,541.5	$5,247.9	$6,230.7	$5,246.9
Average total liabilities	7,422.7	5,778.8	7,087.4	5,229.0

Treasury’s net income increased $10.6 million in the third quarter of 2015 compared to the third quarter of 2014. The $14.9 million improvement in net interest income primarily reflects lower FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The decrease in non-interest income primary reflects a decrease in BOLI income. The decrease in non-interest expense primarily reflects a decrease in direct expenses partially offset by an increase allocated expenses. Average total assets increased $1.3 billion compared to the third quarter of 2014, primarily reflecting an increase in average securities. The $1.6 billion increase in average total liabilities compared to the third quarter of 2014 primarily reflects an increase in average deposits partially offset by a decrease in average borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: the net gain resulting from the formation of a merchant services joint venture totaling $20.6 million for the nine months ended September 30, 2014 (included in total non-interest income); and one-time charges totaling $0.1 million and $9.1 million for the three and nine months ended September 30, 2015, respectively, and $2.1 million and $8.9 million for the three and nine months ended September 30, 2014, respectively (included in total non-interest expense).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net interest loss	$(7.4)	$(6.1)	$(21.6)	$(16.8)
Provision for loan losses	(9.7)	(4.1)	(23.1)	(17.0)
Total non-interest income	(0.1)	1.8	—	26.7
Total non-interest expense	3.0	7.5	13.2	26.1

(Loss) income before income tax (benefit) expense	(0.8)	(7.7)	(11.7)	0.8
Income tax (benefit) expense	(0.3)	(2.6)	(4.0)	0.3

Net (loss) income	$(0.5)	$(5.1)	$(7.7)	$0.5

Average total assets	$554.5	$641.1	$583.2	$630.8
Average total liabilities	245.5	308.2	284.5	314.3

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

Since December 2008, the Federal Reserve Board has not changed its targeted range for the federal funds rate of 0% to 0.25% and, for the third quarter of 2015, the average effective federal funds rate was 0.14%. The net interest margin was 2.87% in the third quarter of 2015 compared to 2.88% in the second quarter of 2015 and 3.05% in the third quarter of 2014. The decline in the net interest margin from the second quarter of 2015 primarily reflects continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, declining interest income on acquired loans and an increase in average deposit balances, partially offset by the benefit from one additional calendar day in the third quarter. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

Third Quarter 2015 Compared to Third Quarter 2014

FTE net interest income increased $7.8 million compared to the third quarter of 2014, reflecting a $12.5 million increase in total interest and dividend income (including a $5.6 million decrease in interest income on acquired loans) partially offset by a $4.7 million increase in total interest expense, and the net interest margin decreased 18 basis points to 2.87%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio and increases in average deposit balances.

Average total earning assets were $33.6 billion in the third quarter of 2015, a $3.1 billion increase from the third quarter of 2014, primarily reflecting increases of $1.9 billion in average total loans and $1.2 billion in average securities. Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in the third quarter of 2015, compared to 83%, 16% and 1%, respectively, in the year-ago quarter. In the current quarter, the yield earned on the total loan portfolio was 3.51% and the yield earned on securities and short-term investments was 2.28%, compared to 3.71% and 2.11%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 49% of the loan portfolio had floating interest rates at September 30, 2015, compared to 47% at December 31, 2014 and 46% at September 30, 2014.

The average total commercial and residential mortgage loan portfolios increased $1.2 billion and $657 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans increased $7 million compared to the year-ago quarter, reflecting a $17 million increase in average home equity loans partially offset by a $9 million decrease in average indirect auto loans.

Average total funding liabilities were $32.1 billion in the third quarter of 2015, a $3.8 billion increase from the year-ago period, reflecting a $4.0 billion increase in average total deposits partially offset by a $139 million decrease in average total borrowings. The increase in average total deposits reflects organic growth and an $855 million increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits, average time deposits and average non-interest-bearing deposits increased $1.5 billion, $408 million and $362 million, respectively. Average total deposits comprised 87% and 85% of average total funding liabilities in the third quarter of 2015 and the year-ago period, respectively.

The two basis points increase to 0.44% in the rate paid on average total funding liabilities primarily reflects increases in the costs of total deposit and total borrowings. The rate paid on average deposits increased three basis points from the third quarter of 2014, primarily reflecting increases of ten basis points in time deposits and one basis point in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 60% and 19%, respectively, of average total deposits in the third quarter of 2015 compared to 59% and 19%, respectively, in the comparable 2014 period.

Third Quarter 2015 Compared to Second Quarter 2015

FTE net interest income increased $4.1 million compared to the second quarter of 2015, reflecting a $5.1 million increase in total interest and dividend income partially offset by a $1.0 million increase in total interest expense, and the net interest margin decreased one basis point to 2.87%. The decline in the net interest margin primarily reflects new loan volume at rates lower than the existing portfolio and an increase in average total deposits (which reduced the net interest margin by two and one basis point, respectively), partially offset by one additional calendar day (which benefited the net interest margin by two basis points).

Average total earning assets increased $696 million, primarily reflecting increases of $372 million in average total loans and $303 million in average securities. The average total commercial and residential mortgage loan portfolios increased $220 million and $153 million, respectively, compared to the second quarter of 2015.

Average total funding liabilities increased $658 million, reflecting increases of $574 million in average total deposits and $90 million in average total borrowings. The increase in average total deposits reflects organic growth. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, and the nine months ended September 30, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2015			June 30, 2015			September 30, 2014
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$245.3	$0.1	0.19%	$223.3	$0.1	0.21%	$254.3	$0.1	0.20%
Securities (3)	5,879.9	34.8	2.37	5,577.3	32.5	2.33	4,690.3	26.0	2.22
Loans:
Commercial (4)	10,327.7	95.2	3.69	10,227.6	93.4	3.65	9,566.4	91.5	3.83
Commercial real estate	9,688.4	85.7	3.54	9,568.4	86.4	3.61	9,228.6	89.2	3.86
Residential mortgage	5,293.2	42.3	3.20	5,140.3	40.7	3.17	4,636.5	38.4	3.31
Consumer	2,186.9	18.1	3.30	2,188.4	18.0	3.28	2,179.6	18.5	3.40

Total loans	27,496.2	241.3	3.51	27,124.7	238.5	3.52	25,611.1	237.6	3.71

Total earning assets	33,621.4	$276.2	3.29%	32,925.3	$271.1	3.29%	30,555.7	$263.7	3.45%

Other assets	3,635.6			3,692.1			3,594.7

Total assets	$37,257.0			$36,617.4			$34,150.4

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,853.7	$—	—%	$5,695.9	$—	—%	$5,492.0	$—	—%
Savings, interest-bearing checking and money market	16,634.9	11.1	0.27	16,155.6	10.9	0.27	14,481.8	9.3	0.26
Time	5,321.6	13.7	1.03	5,384.9	13.0	0.97	4,685.8	10.9	0.93

Total deposits	27,810.2	24.8	0.36	27,236.4	23.9	0.35	24,659.6	20.2	0.33

Borrowings:
Federal Home Loan Bank advances	2,444.2	2.5	0.41	2,365.6	2.3	0.40	2,454.8	2.3	0.38
Customer repurchase agreements	481.1	0.2	0.19	452.3	0.2	0.19	486.8	0.2	0.20
Federal funds purchased	378.4	0.2	0.19	395.7	0.2	0.19	425.6	0.2	0.17
Repurchase agreements	0.5	—	1.75	1.0	—	1.75	73.0	0.1	0.26
Other borrowings	—	—	—	—	—	—	2.5	—	0.32

Total borrowings	3,304.2	2.9	0.35	3,214.6	2.7	0.34	3,442.7	2.8	0.32

Notes and debentures	1,034.1	7.4	2.88	1,039.5	7.5	2.87	1,022.3	7.4	2.89

Total funding liabilities	32,148.5	$35.1	0.44%	31,490.5	$34.1	0.43%	29,124.6	$30.4	0.42%

Other liabilities	408.0			438.3			377.7

Total liabilities	32,556.5			31,928.8			29,502.3
Stockholders’ equity	4,700.5			4,688.6			4,648.1

Total liabilities and stockholders’ equity	$37,257.0			$36,617.4			$34,150.4

Net interest income/spread (5)		$241.1	2.85%		$237.0	2.86%		$233.3	3.03%

Net interest margin			2.87%			2.88%			3.05%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $6.3 million, $6.6 million and $4.8 million for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2015			September 30, 2014
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$248.1	$0.3	0.20%	$194.3	$0.3	0.20%
Securities (3)	5,596.1	98.0	2.33	4,756.4	79.7	2.23
Loans:
Commercial (4)	10,152.0	280.1	3.68	9,121.9	269.1	3.93
Commercial real estate	9,553.9	257.4	3.59	9,069.6	266.5	3.92
Residential mortgage	5,148.9	123.4	3.20	4,553.3	114.3	3.35
Consumer	2,190.6	54.2	3.29	2,165.2	55.2	3.40

Total loans	27,045.4	715.1	3.62	24,910.0	705.1	3.77

Total earning assets	32,889.6	$813.4	3.30%	29,860.7	$785.1	3.51%

Other assets	3,663.4			3,551.6

Total assets	$36,553.0			$33,412.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,718.5	$—	—%	$5,327.5	$—	—%
Savings, interest-bearing checking and money market	16,164.3	32.0	0.26	13,970.5	27.0	0.26
Time	5,330.3	38.9	0.97	4,499.9	32.2	0.95

Total deposits	27,213.1	70.9	0.35	23,797.9	59.2	0.33

Borrowings:
Federal Home Loan Bank advances	2,290.7	7.0	0.41	2,812.9	7.2	0.34
Customer repurchase agreements	473.3	0.7	0.19	489.0	0.7	0.20
Federal funds purchased	415.2	0.5	0.18	479.9	0.7	0.17
Repurchase agreements	0.8	—	1.75	71.2	0.1	0.25
Other borrowings	—	—	—	4.7	—	0.08

Total borrowings	3,180.0	8.2	0.34	3,857.7	8.7	0.30

Notes and debentures	1,038.1	22.3	2.86	775.7	19.3	3.32

Total funding liabilities	31,431.2	$101.4	0.43%	28,431.3	$87.2	0.41%

Other liabilities	437.6			373.8

Total liabilities	31,868.8			28,805.1
Stockholders’ equity	4,684.2			4,607.2

Total liabilities and stockholders’ equity	$36,553.0			$33,412.3

Net interest income/spread (5)		$712.0	2.87%		$697.9	3.10%

Net interest margin			2.89%			3.12%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	Includes commercial and industrial loans and equipment financing loans.
(5)	The FTE adjustment was $18.7 million and $14.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30, 2015 Compared To
	September 30, 2014 Increase (Decrease)			June 30, 2015 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$—	$—	$—	$—	$—
Securities	6.9	1.9	8.8	1.8	0.5	2.3
Loans:
Commercial	7.1	(3.4)	3.7	0.9	0.9	1.8
Commercial real estate	4.3	(7.8)	(3.5)	1.1	(1.8)	(0.7)
Residential mortgage	5.3	(1.4)	3.9	1.2	0.4	1.6
Consumer	0.1	(0.5)	(0.4)	—	0.1	0.1

Total loans	16.8	(13.1)	3.7	3.2	(0.4)	2.8

Total change in interest and dividend income	23.7	(11.2)	12.5	5.0	0.1	5.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.4	0.4	1.8	0.3	(0.1)	0.2
Time	1.6	1.2	2.8	(0.2)	0.9	0.7

Total deposits	3.0	1.6	4.6	0.1	0.8	0.9

Borrowings:
Federal Home Loan Bank advances	—	0.2	0.2	0.1	0.1	0.2
Customer repurchase agreements	—	—	—	—	—	—
Federal funds purchased	(0.1)	0.1	—	—	—	—
Repurchase agreements	(0.1)	—	(0.1)	—	—	—
Other borrowings	—	—	—	—	—	—

Total borrowings	(0.2)	0.3	0.1	0.1	0.1	0.2

Notes and debentures	—	—	—	—	(0.1)	(0.1)

Total change in interest expense	2.8	1.9	4.7	0.2	0.8	1.0

Change in net interest income	$20.9	$(13.1)	$7.8	$4.8	$(0.7)	$4.1

Volume and Rate Analysis

	Nine Months Ended September 30, 2015 Compared To September 30, 2014 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$(0.1)	$—
Securities	14.6	3.7	18.3
Loans:
Commercial	29.1	(18.1)	11.0
Commercial real estate	13.8	(22.9)	(9.1)
Residential mortgage	14.5	(5.4)	9.1
Consumer	0.6	(1.6)	(1.0)

Total loans	58.0	(48.0)	10.0

Total change in interest and dividend income	72.7	(44.4)	28.3

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	4.3	0.7	5.0
Time	6.1	0.6	6.7

Total deposits	10.4	1.3	11.7

Borrowings:
Federal Home Loan Bank advances	(1.5)	1.3	(0.2)
Customer repurchase agreements	—	—	—
Federal funds purchased	(0.1)	(0.1)	(0.2)
Repurchase agreements	(0.2)	0.1	(0.1)
Other borrowings	—	—	—

Total borrowings	(1.8)	1.3	(0.5)

Notes and debentures	5.9	(2.9)	3.0

Total change in interest expense	14.5	(0.3)	14.2

Change in net interest income	$58.2	$(44.1)	$14.1

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Bank service charges	$32.5	$31.5	$33.3	$94.1	$96.6
Investment management fees	10.8	11.3	10.7	32.9	31.1
Operating lease income	10.5	10.5	10.2	31.8	31.4
Commercial banking lending fees	9.7	9.0	8.6	31.0	24.8
Insurance revenue	9.1	6.5	8.8	23.2	23.3
Brokerage commissions	3.1	3.2	3.4	9.5	10.2
Net gains on sales of residential mortgage loans	1.5	2.0	1.1	4.2	1.9
Gain on merchant services joint venture, net of expenses	—	—	—	—	20.6
Other non-interest income:
Customer interest rate swap income, net	3.4	2.2	1.8	10.9	5.4
BOLI	1.1	1.4	1.4	3.6	4.1
Net security gains	—	—	0.2	—	0.3
Net (losses) gains on sales of acquired loans	—	(0.2)	(0.2)	1.7	(0.6)
Other	5.4	5.6	4.7	16.2	14.9

Total other non-interest income	9.9	9.0	7.9	32.4	24.1

Total non-interest income	$87.1	$83.0	$84.0	$259.1	$264.0

Total non-interest income increased $3.1 million compared to the third quarter of 2014 and $4.1 million compared to the second quarter of 2015. The increase in non-interest income compared to the third quarter of 2014 primarily reflects increases in customer interest rate swap income and commercial banking lending fees partially offset by a decrease in bank service charges. The increase compared to the second quarter of 2015 primarily reflects increases in insurance revenue, customer interest rate swap income and bank service charges.

While bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) (see below), the increase compared to the second quarter of 2015 primarily reflects the benefit from one additional business day in the third quarter and higher cash management fees. The increase in insurance revenue from the second quarter of 2015 reflects the seasonal nature of insurance renewals. In October 2015, People’s United Insurance Agency, Inc. announced the acquisition of Kesten-Brown Insurance, LLC, a Connecticut-based insurance brokerage firm that focuses on commercial lines and employee benefits.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $9.7 billion and $5.4 billion, respectively, at September 30, 2015, compared to $10.8 billion and $5.6 billion, respectively, at December 31, 2014.

The increase in commercial banking lending fees compared to both the third quarter of 2014 and the second quarter of 2015 primarily reflects higher prepayment fees in the third quarter of 2015. Compared to third quarter of 2014, the increase in operating lease income reflects higher levels of equipment leased to PCLC customers. The increase in net gains on sales of residential mortgage loans from the third quarter of 2014 primarily reflects a 52% increase in the volume of residential mortgage loan sales and the decrease compared to the second quarter of 2015 primarily reflects narrower spreads on pricing.

On an FTE basis, BOLI income totaled $1.7 million in the third quarter of 2015, compared to $2.1 million in both the year-ago quarter and the second quarter of 2015. BOLI income in the second quarter of 2015 includes death benefits received totaling $0.5 million.

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

The DFA created a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. In January 2014, a series of final rules issued by the CFPB to implement provisions in the DFA related to mortgage origination and mortgage servicing went into effect and in October 2015, new mortgage disclosure rules went into effect. These rules may increase the cost of originating and servicing residential mortgage loans.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Compensation and benefits	$113.4	$109.3	$108.1	$337.5	$327.8
Occupancy and equipment	37.0	36.8	36.4	112.5	111.0
Professional and outside service fees	17.0	17.3	14.3	50.1	44.5
Regulatory assessments	9.5	9.2	8.5	28.0	26.2
Operating lease expense	9.2	9.2	8.7	27.7	28.5
Amortization of other acquisition-related intangibles	5.9	6.0	6.2	17.8	18.6
Other non-interest expense:
Stationery, printing, postage and telephone	4.7	4.6	4.8	14.1	15.2
Advertising and promotion	3.2	3.5	3.6	9.0	9.3
Other	14.3	15.9	18.2	46.9	52.7

Total other non-interest expense	22.2	24.0	26.6	70.0	77.2

Total non-interest expense	$214.2	$211.8	$208.8	$643.6	$633.8

Efficiency ratio	61.7%	61.6%	61.4%	61.7%	62.4%

Total non-interest expense increased $5.4 million compared to the third quarter of 2014 and $2.4 million compared to the second quarter of 2015. Included in total non-interest expense are non-operating expenses (see below) totaling $0.1 million in the third quarter of 2015, $2.1 million in the third quarter of 2014 and $3.0 million in the second quarter of 2015.

The slight increase in the efficiency ratio compared to the third quarter of 2014 reflects an increase in adjusted total expenses partially offset by an increase in adjusted total revenues (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $4.1 million compared to the second quarter of 2015 and $5.3 million compared to the third quarter of 2014. Compensation and benefits includes severance-related costs (non-operating expenses) totaling $0.1 million in the third quarter of 2015, $0.3 million in the second quarter of 2015 and $0.3 million in the third quarter of 2014. The year-over-year increase ($5.5 million excluding non-operating expenses) primarily reflects normal merit increases, higher incentive and health care-related costs and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance. The increase from the second quarter of 2015 ($4.3 million excluding non-operating expenses) primarily reflects an additional work day and higher health care-related costs in the third quarter of 2015.

The increase in professional and outside service fees compared to the third quarter of 2015 primarily reflects a number of initiatives focused on enhancing product offerings and processes. The decrease in advertising and promotion compared to both the third quarter of 2014 and the second quarter of 2015 reflects the timing of certain advertising campaigns.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments compared to both the third quarter of 2014 and the second quarter of 2015 primarily reflects the increase in the Bank’s average total assets.

In October 2015, the FDIC proposed a change that would serve to implement a DFA provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35 percent of insured deposits after it reaches a 1.15 percent reserve ratio. As proposed, the rule would go into effect in either the first or second quarter of 2016. For banks with over $10 billion in assets, the proposed rule would impose a 4.5 basis point surcharge to bring the fund’s reserve ratio to 1.35 percent by the end of 2018. For the surcharge only, the assessment base would be reduced by $10 billion. The Company is currently evaluating the impact of the proposed surcharge on the Company’s Consolidated Financial Statements.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2015 and each of the next five years is as follows: $23.8 million in 2015; $22.7 million in 2016; $21.6 million in 2017; $10.2 million in 2018; $9.4 million in 2019; and $9.0 million in 2020.

Included in other non-interest expense are non-operating expenses relating to charges associated with the writedowns of certain banking house assets totaling $2.7 million in the second quarter of 2015, $1.8 million in the third quarter of 2014 and $8.0 million and $6.2 million in the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

In the third quarter of 2015, People’s United revised its estimate of the full-year effective income tax rate, resulting in an effective income tax rate of 32.6% for the third quarter of 2015. Excluding the effect of a change in Connecticut state tax law, People’s United’s effective income tax rate was 33.5% for the nine months ended September 30, 2015, approximating the expected effective income tax rate for the full-year of 2015. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2015 were $37.5 billion, a $1.5 billion increase from December 31, 2014, reflecting increases of $1.1 billion in total loans and $909 million in total securities, partially offset by decreases of $469 million in cash and cash equivalents and $100 million in securities purchased under agreements to resell. The increase in total loans from December 31, 2014 to September 30, 2015 reflects increases of $639 million in commercial loans and $449 million in residential mortgage loans. Originated loans increased $1.3 billion from December 31, 2014 to $26.8 billion (commercial loans increased $806 million and retail loans increased $484 million) and acquired loans decreased $209 million. At September 30, 2015, the carrying amount of the acquired loan portfolio totaled $841 million. The increase in total securities primarily reflects purchases of residential mortgage-backed securities and U.S. Treasury and agency securities. The decrease in cash and cash equivalents primarily reflects a $462 million decrease in interest-bearing deposits at the Federal Reserve Bank (“FRB”) of New York.

Non-performing assets (excluding acquired non-performing loans) totaled $209.6 million at September 30, 2015, a $14.5 million decrease from December 31, 2014, primarily reflecting decreases in non-performing commercial real estate loans of $28.4 million and real estate owned (“REO”) of $5.6 million, partially offset by increases in non-performing commercial and industrial loans of $7.1 million and non-performing equipment financing loans of $4.0 million. The allowance for loan losses totaled $207.5 million ($198.1 million on originated loans and $9.4 million on acquired loans) at September 30, 2015, compared to $198.3 million ($188.1 million on originated loans and $10.2 million on acquired loans) at December 31, 2014. At September 30, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.74% and as a percentage of originated non-performing loans was 108.1%, compared to 0.74% and 95.5%, respectively, at December 31, 2014.

At September 30, 2015, total liabilities were $32.7 billion, a $1.4 billion increase from December 31, 2014, reflecting a $2.1 billion increase in total deposits, including a $43 million increase in brokered deposits, partially offset by a $695 million decrease in total borrowings.

People’s United’s total stockholders’ equity was $4.7 billion at September 30, 2015, a $97.7 million increase from December 31, 2014. This increase primarily reflects net income of $189.3 million for the nine months ended September 30, 2015, net restricted stock and stock option-related transactions totaling $33.9 million during the first nine months of 2015 and a $22.1 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2014, partially offset by dividends paid of $150.6 million in the nine months ended September 30, 2015. As a percentage of total assets, stockholders’ equity was 12.6% and 12.9% at September 30, 2015 and December 31, 2014, respectively. Tangible stockholders’ equity as a percentage of tangible assets was 7.5% at both September 30, 2015 and December 31, 2014.

People’s United’s Tier 1 Leverage, Common Equity Tier 1, and Tier 1 and Total Risk-Based capital ratios were 8.1%, 9.9%, 9.9% and 11.8%, respectively, at September 30, 2015 (calculated in accordance with Basel III capital rules), compared to 7.9%, 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014. The Bank’s Tier 1 Leverage, Common Equity Tier 1, and Tier 1 and Total Risk-Based capital ratios were 8.5%, 10.4%, 10.4% and 12.8%, respectively, at September 30, 2015 (calculated in accordance with Basel III capital rules), compared to 8.5%, 10.5%, 10.5% and 13.1%, respectively, at December 31, 2014 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

(in millions)	September 30, 2015	December 31, 2014
Property Type:
Residential (multi-family)	$3,674.2	$3,378.4
Retail	2,377.4	2,422.0
Office buildings	2,170.9	2,185.3
Industrial/manufacturing	553.7	538.6
Hospitality/entertainment	487.9	424.2
Mixed/special use	219.3	165.2
Self storage	135.5	147.3
Health care	62.3	19.2
Land	57.1	62.7
Other	47.1	61.4

Total commercial real estate	$9,785.4	$9,404.3

Commercial and Industrial

(in millions)	September 30, 2015	December 31, 2014
Industry:
Service	$1,318.7	$1,328.5
Finance and insurance	1,229.7	1,174.9
Manufacturing	1,041.7	949.9
Wholesale distribution	848.1	802.6
Health services	827.0	724.0
Real estate, rental and leasing	776.1	873.5
Retail sales	599.2	589.0
Transportation/utility	248.0	202.8
Construction	181.4	194.4
Arts/entertainment/recreation	145.2	130.4
Information/media	124.4	102.2
Public administration	63.7	57.2
Mining, oil and gas	27.3	28.2
Other	61.7	32.0

Total commercial and industrial	$7,492.2	$7,189.6

Equipment Financing

(in millions)	September 30, 2015	December 31, 2014
Industry:
Transportation/utility	$993.2	$994.8
Construction	389.5	371.4
Finance, insurance and real estate	347.0	328.3
Waste	199.0	211.8
Printing	171.3	192.5
Manufacturing	160.6	174.9
Wholesale distribution	153.7	146.8
Packaging	131.7	140.0
Mining, oil and gas	72.9	104.6
Service	63.4	68.4
Health services	57.5	51.9
Other	81.3	80.1

Total equipment financing	$2,821.1	$2,865.5

Residential Mortgage

(in millions)	September 30, 2015	December 31, 2014
Adjustable-rate	$4,781.1	$4,393.8
Fixed-rate	600.3	538.2

Total residential mortgage	$5,381.4	$4,932.0

Consumer

(in millions)	September 30, 2015	December 31, 2014
Home equity lines of credit	$1,952.5	$1,945.9
Home equity loans	188.7	197.2
Indirect auto	4.9	10.1
Other	46.0	47.4

Total consumer	$2,192.1	$2,200.6

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

The Office of the Comptroller of the Currency ( “OCC”) guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2015 are $27.9 million of such loans. Of this amount, $19.2 million, or 69%, were less than 90 days past due on their payments as of that date.

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

During the nine months ended September 30, 2015, we performed 55 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $132.2 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At September 30, 2015, the loan portfolio included $1.1 billion of interest-only residential mortgage loans, of which $1.0 million are stated income loans (which People’s United has not offered since mid-2007). People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2015, non-performing residential mortgage loans totaling $1.8 million had current LTV ratios of more than 100%. At September 30, 2015, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 753, respectively.

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

During the nine months ended September 30, 2015, the Company repurchased three residential mortgage loans from government sponsored enterprises (“GSEs”) and other parties that we had previously sold to the GSEs and other parties. The balances of the loan at the time of the repurchase totaled $0.5 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued ten investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of September 30, 2015.

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

The following table sets forth, as of September 30, 2015, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2015	$39.5
2016	209.4
2017	304.5
2018	311.5
2019	143.4
2020	242.9
Later years	2,435.2

Total	$3,686.4

More than 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of September 30, 2015 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,773.3	$14.7	0.83%
Amortizing payment	179.3	10.1	5.62

For the three months ended September 30, 2015, 36% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2015, full and complete first lien position data was not readily available for 40% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2015, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $7.6 million.

As of September 30, 2015, full and complete first lien position data was readily available for 60%, or $1.3 billion, of the home equity portfolio. Of that total, 38%, or $486.6 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $170.3 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2015, there were 41 loans totaling $3.6 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 26 of the loans (totaling $1.9 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 26 loans was $0.3 million as of September 30, 2015. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of September 30, 2015.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2015, 91% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of September 30, 2015, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 758, respectively.

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

People’s United’s construction loan portfolio totaled $658.9 million (2% of total loans) at September 30, 2015. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.1 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2015, construction loans totaling $372.0 million had remaining available interest reserves of $39.0 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $12.3 million of restructured construction loans at September 30, 2015.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2015.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2015.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2015. As part of its ongoing assessment of the allowance for loan losses, People’s United made refinements to certain underlying assumptions used in its methodology during 2014, including the loss emergence period and selected qualitative factors. These refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the nine months ended September 30, 2015.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Allowance for loan losses on originated loans:
Balance at beginning of period	$195.1	$191.1	$182.5	$188.1	$177.5
Charge-offs	(6.1)	(6.0)	(9.1)	(20.2)	(23.6)
Recoveries	2.0	2.8	1.2	5.7	4.7

Net loan charge-offs	(4.1)	(3.2)	(7.9)	(14.5)	(18.9)
Provision for loan losses	7.1	7.2	10.4	24.5	26.4

Balance at end of period	$198.1	$195.1	$185.0	$198.1	$185.0

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.3	$9.8	$10.1	$10.2	$10.3
Charge-offs	—	—	(0.2)	—	(2.7)
Provision for loan losses	(0.9)	0.5	2.0	(0.8)	4.3

Balance at end of period	$9.4	$10.3	$11.9	$9.4	$11.9

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.91%	0.90%	0.92%	0.91%	0.92%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.28	0.26	0.29	0.28	0.29
Total originated allowance for loan losses as a percentage of:
Originated loans	0.74	0.73	0.75	0.74	0.75
Originated non-performing loans	108.1	102.9	94.1	108.1	94.1

The provision for loan losses on originated loans totaled $7.1 million for the three months ended September 30, 2015, reflecting $4.1 million in net loan charge-offs (including $2.0 million against previously-established specific reserves) and a $5.0 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $10.4 million in the year-ago period, reflecting $7.9 million in net loan charge-offs (including $3.7 million against previously-established specific reserves) and a $6.2 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios.

The provision for loan losses on acquired loans for the three months ended September 30, 2015 reflects an allowance reversal while the provision on acquired loans in the year-ago period reflects loan impairment primarily attributable to a single credit.

Management believes that the level of the allowance for loan losses at September 30, 2015 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Commercial:
Commercial and industrial	$1.4	$1.4	$1.8	$4.9	$4.2
Commercial real estate	0.5	(0.4)	4.2	2.9	10.1
Equipment financing	1.0	0.5	(0.1)	2.6	0.5

Total	2.9	1.5	5.9	10.4	14.8

Retail:
Residential mortgage	0.4	0.5	0.7	1.3	2.2
Home equity	0.6	1.1	1.2	2.2	3.7
Other consumer	0.2	0.1	0.3	0.6	0.9

Total	1.2	1.7	2.2	4.1	6.8

Total net loan charge-offs	$4.1	$3.2	$8.1	$14.5	$21.6

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Commercial:
Commercial and industrial	0.07%	0.07%	0.10%	0.09%	0.09%
Commercial real estate	0.02	(0.01)	0.18	0.04	0.15
Equipment financing	0.04	0.02	—	0.12	0.03

Retail:
Residential mortgage	0.03	0.05	0.06	0.03	0.06
Home equity	0.11	0.20	0.24	0.13	0.24
Other consumer	1.25	0.84	1.74	1.24	1.56
Total portfolio	0.06%	0.05%	0.13%	0.07%	0.12%

Net loan charge-offs as a percentage of average total loans (annualized) were 0.06% for the three months ended September 30, 2015. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2015 or December 31, 2014.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Originated non-performing loans:
Commercial:
Commercial and industrial	$62.9	$52.4	$42.6	$55.8	$52.8
Commercial real estate	31.8	36.5	43.3	60.2	56.0
Equipment financing	29.4	38.3	34.9	25.4	29.3

Total	124.1	127.2	120.8	141.4	138.1

Retail:
Residential mortgage	38.2	40.9	37.5	37.6	41.8
Home equity	21.0	21.4	19.4	17.9	16.6
Other consumer	—	0.1	0.1	0.1	0.1

Total	59.2	62.4	57.0	55.6	58.5

Total originated non-performing loans (1)	183.3	189.6	177.8	197.0	196.6

REO:
Residential	10.8	14.8	16.5	13.6	16.2
Commercial	8.2	10.6	10.2	11.0	12.4

Total REO	19.0	25.4	26.7	24.6	28.6

Repossessed assets	7.3	5.5	4.3	2.5	3.5

Total non-performing assets	$209.6	$220.5	$208.8	$224.1	$228.7

Originated non-performing loans as a percentage of originated loans	0.68%	0.71%	0.68%	0.77%	0.79%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.78	0.83	0.80	0.88	0.92
Tangible stockholders’ equity and originated allowance for loan losses	7.37	7.91	7.52	8.24	8.37

(1)	Reported net of government guarantees totaling: $17.3 million at September 30, 2015; $16.6 million at June 30, 2015; $17.5 million at March 31, 2015; $17.6 million at December 31, 2014; and $18.1 million at September 30, 2014. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $36.6 million and $1.8 million, respectively, at September 30, 2015; $39.8 million and $1.7 million, respectively, at June 30, 2015; $72.2 million and $2.6 million, respectively, at March 31, 2015; $100.6 million and $3.0 million, respectively, at December 31, 2014; and $113.3 million and $3.0 million, respectively, at September 30, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $14.5 million from December 31, 2014 and equaled 0.78% of originated loans, REO and repossessed assets at September 30, 2015. The decrease in total non-performing assets from December 31, 2014 primarily reflects decreases in non-performing commercial real estate loans of $28.4 million and REO of $5.6 million, partially offset by increases in non-performing commercial and industrial loans of $7.1 million and repossessed assets of $4.8 million.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $577.3 million in originated potential problem loans at September 30, 2015. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2015, originated potential problem loans consisted of commercial and industrial loans ($235.0 million), commercial real estate loans ($99.3 million) and equipment financing loans ($243.0 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At September 30, 2015, People’s United (parent company) liquid assets included $203 million in debt securities available for sale and $145 million in intercompany short-term advances to the Bank while the Bank’s liquid assets included $545 million in cash and cash equivalents and $4.0 billion in debt securities available for sale. Securities available for sale with a fair value of $1.61 billion at September 30, 2015 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $28.3 billion at September 30, 2015 and represented 76% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.0 billion and $1.0 billion, respectively, at September 30, 2015, representing 8% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”) of Boston and the FRB of New York, and repurchase agreements. At September 30, 2015, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB of New York for advances and (ii) repurchase agreements was $9.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.2 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At September 30, 2015, the Bank had outstanding commitments to originate loans totaling $1.2 billion and approved, but unused, lines of credit extended to customers totaling $6.2 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.73 billion at September 30, 2015, a $97.7 million increase from December 31, 2014. This increase primarily reflects net income of $189.3 million for the nine months ended September 30, 2015, net restricted stock and stock option-related transactions totaling $33.9 million in the nine months ended September 30, 2015 and a $22.1 million decrease in AOCL since December 31, 2014, partially offset by dividends paid of $150.6 million in the nine months ended September 30, 2015. Stockholders’ equity equaled 12.6% of total assets at September 30, 2015 compared to 12.9% at December 31, 2014. Tangible stockholders’ equity equaled 7.5% of tangible assets at both September 30, 2015 and December 31, 2014.

In October 2015, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1675 per share. The dividend is payable on November 15, 2015 to shareholders of record on November 1, 2015. In August 2015, the Bank paid a cash dividend of $59 million to People’s United (parent company).

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

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of September 30, 2015 are based on the phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in Common Equity Tier 1 Capital.

	As of September 30, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (1):
People’s United	$2,869.0	8.1%	$1,415.4	4.0%	$1,769.2	5.0%
Bank	3,004.8	8.5	1,406.9	4.0	1,758.6	5.0
Common Equity Tier 1 Capital (2):
People’s United	2,869.0	9.9	1,592.3	4.5	2,300.0	6.5
Bank	3,004.8	10.4	1,582.8	4.5	2,286.2	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,869.0	9.9	1,739.4	6.0	2,319.2	8.0
Bank	3,004.8	10.4	1,737.2	6.0	2,316.3	8.0
Total Risk-Based Capital (4):
People’s United	3,428.1	11.8	2,319.2	8.0	2,899.0	10.0
Bank	3,714.7	12.8	2,316.3	8.0	2,895.3	10.0

(1)	Tier 1 Leverage ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from Common Equity Tier 1 Capital).
(2)	Common Equity Tier 1 Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Common Equity Tier 1 Capital plus additional Tier 1 Capital (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of September 30, 2015, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis compared to the ratios at December 31, 2014.

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

As of December 31, 2014				OCC Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$2,881.5	(1)	8.5%	n/a	n/a	$510.3	1.5%
Leverage (core) capital	2,881.5	(1)	8.5	$1,700.9	5.0%	1,360.8	4.0
Risk-based capital:
Tier 1	2,881.5	(1)	10.5	1,647.3	6.0	1,098.2	4.0
Total	3,582.2	(2)	13.0	2,745.4	10.0	2,196.3	8.0

(1)	Represents the Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax net unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in AOCL relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2015 and December 31, 2014. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	September 30, 2015	December 31, 2014
+300	9.7%	9.2%
+200	7.2	6.9
+100	3.8	3.4
-25	(1.6)	(1.1)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	September 30, 2015	December 31, 2014
Short End -25	(0.7)%	(0.2)%
Short End +100	1.6	1.1
Short End +200	3.6	2.7
Long End -100	(4.5)	(4.1)
Long End +100	2.4	2.6
Long End +200	4.2	4.9

The net interest income at risk simulation results indicate that at both September 30, 2015 and December 31, 2014, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 89% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 41% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans. The increase in asset sensitivity in the +100 basis points scenario reflects increases in both floating-rate loans and core deposits since December 31, 2014.

The Company is more asset sensitive when the “short-end” rises as a result of the increases in both one-month Libor-based floating-rate loans and core deposits since December 31, 2014. Based on the Company’s IRR position at September 30, 2015, an immediate 100 basis point increase in interest rates translates to an approximate $37 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both September 30, 2015 and December 31, 2014, simulations for interest rate declines of more than 25 basis points were not deemed to be meaningful.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	September 30, 2015	December 31, 2014
+300	(4.9)%	(7.8)%
+200	(1.0)	(3.3)
+100	1.0	(0.6)
-25	(1.0)	(0.4)

The Company’s economic value of equity at risk profile indicates that at September 30, 2015 the Company has effectively no economic value of equity risk within a +100 basis points shock (moderately liability sensitive at December 31, 2014), but becomes moderately liability sensitive for rate shocks greater than +100 basis points due to lengthening asset duration. The Company’s economic value of equity risk declined at September 30, 2015 as compared to December 31, 2014, reflecting increases in floating rate loans and core deposits as well as lower long-term interest rates.

People’s United’s IRR position at September 30, 2015, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderately liability sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position for rate shocks greater than +100 basis points. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of September 30, 2015, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2015, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

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

The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value due to changes in interest rates of the Bank’s $400 million subordinated notes. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on a notional amount of $375 million. The fixed-rate interest payments received on the swap will essentially offset the fixed-rate interest payments made on these notes, notwithstanding the notional difference between these notes and the swap. The floating-rate interest amounts paid under the swap are calculated based on three-month LIBOR plus 126.5 basis points. The swap effectively converts the fixed-rate subordinated notes to a floating-rate liability. This swap is accounted for as a fair value hedge.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2015 was $11.8 million, for which People’s United had posted collateral of $11.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign
As of September 30, 2015 (dollars in million	Cash Flow Hedge	Fair Value Hedge	Exchange Contracts
Notional principal amounts	$ 125.0	$ 375.0	$46.9
Weighted average interest rates:
Pay floating (receive fixed)	N/A	Libor +1.265% (4.00%)	N/A
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	N/A	N/A
Weighted average remaining term to maturity (in months)	17	106	1
Fair value:
Recognized as an asset	$ —	$ 25.3	$0.3
Recognized as a liability	1.2	—	—

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

The following table summarizes certain information concerning these interest rate swaps:

Interest Rate Swaps
	Commercial	Institutional
As of September 30, 2015 (dollars in millions)	Customers	Counterparties
Notional principal amounts	$ 4,287.5	$ 4,287.5
Weighted average interest rates:
Pay floating (receive fixed)	0.63% (2.00%)	—
Pay fixed (receive floating)	—	1.89% (0.63%)
Weighted average remaining term to maturity (in months)	86	86
Fair value:
Recognized as an asset	$ 172.1	$ 1.3
Recognized as a liability	1.0	144.4

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 88 through 91 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of September 30, 2015, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2015, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended September 30, 2015:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2015:
Tendered by employees (1)	3,284	$16.31	—	—
August 1 - 31, 2015:
Tendered by employees (1)	—	$—	—	—
September 1 - 30, 2015:
Tendered by employees (1)	5,290	$15.19	—	—

Total:
Tendered by employees (1)	8,574	$15.62	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 9, 2015	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2015	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.