Form 10-K
period 2015-12-31
People's United Financial, Inc.
filed 2016-02-29
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $5,023,144,734.

As of February 17, 2016, there were 310,440,469 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2016, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2015 FORM 10-K

Part I

Item 1.	Business

General

People’s United Financial, Inc. (“People’s United” or the “Company”) is a bank holding company and a financial holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended, and is incorporated under the state laws of Delaware. People’s United is the holding company for People’s United Bank, National Association (the “Bank”), a national banking association headquartered in Bridgeport, Connecticut. Prior to February 23, 2015, People’s United was a savings and loan holding company within the meaning of the Home Owners’ Loan Act and the Bank was a federally-chartered savings bank. These changes primarily affect the manner in which both People’s United and the Bank are regulated, and did not have a material effect on either People’s United’s or the Bank’s financial condition or results of operations.

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

This full range of financial services is delivered through a network of 396 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 84 full-service Stop & Shop supermarket branches throughout Connecticut and 66 in southeastern New York that provide customers with seven-day-a-week banking. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 14 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

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

Further discussion of People’s United’s business and operations appears on pages 22 through 78.

Supervision and Regulation—People’s United Financial, Inc.

General

As a bank holding company and a financial holding company, People’s United is regulated under the BHC Act and is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. A bank holding company should have sufficient capital and an effective capital planning process, consistent with its overall risk profile and considering the size, scope, and complexity of its operations, to ensure its safe and sound operation. In addition, the FRB evaluates a bank holding company’s capital planning and capital distribution processes, and its capital sufficiency in light of relevant regulations and supervisory guidance applicable to bank holding companies.

Activities Restrictions Applicable to Bank Holding Companies. The activities of a bank holding company, including People’s United, must be financially-related activities permissible for a bank holding company, unless the bank holding company has elected to be treated as a financial holding company. A bank holding company that has made a financial holding company election may also engage in activities permissible under section 4(k) of the BHC Act.

Federal law prohibits a bank holding company directly or indirectly, from acquiring:

•	control (as defined under the BHC Act) of another bank (or a holding company parent) without prior FRB approval;

•

through merger, consolidation or purchase of assets, another bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution or holding company without prior approval by the FRB or the Office of the Comptroller of the Currency (the “OCC”); or

•

control of any depository institution not insured by the Federal Deposit Insurance Corporation (the “FDIC”) (except through a merger with and into the holding company’s bank subsidiary that is approved by the OCC).

The BHC Act prohibits a bank holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another bank or holding company thereof without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary bank, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the BHC Act; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire banks, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund (the “DIF”), the convenience and needs of the community and competitive factors.

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

Regulatory Capital Requirements

Bank holding companies and national banks are subject to various regulations regarding capital requirements administered by U.S. banking agencies. The FRB (in the case of a bank holding company) and the OCC (in the case of a bank) may initiate certain actions if a bank holding company or a bank fails to meet minimum capital requirements. In addition, under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. People’s United and the Bank are subject to regulatory capital requirements administered by the FRB and the OCC, respectively.

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements (the “Basel framework” or “Basel III”). Final interagency rules to address implementation of the Basel III framework for U.S. financial institutions, including the Company and the Bank, became effective on January 1, 2015. When fully phased-in, these rules will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

See Management’s Discussion & Analysis—Regulatory Capital Requirements beginning on page 72 for a further discussion regarding capital requirements.

Dividends and Capital Distributions

People’s United is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and other general corporate purposes. People’s United’s ability to pay cash dividends is governed by federal law and regulations, including requirements to maintain adequate capital above regulatory minimums and safety and soundness practices.

The National Bank Act and OCC regulations impose limitations upon dividend payments by national banks. A national bank must file an application with the OCC if the total amount of its dividends for the applicable calendar year exceeds the national bank’s net income for that year plus its retained net income for the preceding two years. The Bank may not pay dividends to People’s United if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines or if the OCC notified the Bank that it was in need of more than normal supervision.

In addition, a national bank is required to file an application with the OCC for the redemption of subordinated debt under certain circumstances, as well as for reductions in permanent capital.

Under the Federal Deposit Insurance Act (the “FDI Act”), an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDI Act). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 12 to the Consolidated Financial Statements for a further discussion on capital distributions.

People’s United Bank, N.A.

General

The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC as its primary regulator, by the FDIC as the deposit insurer and by the Consumer Financial Protection Bureau (the “CFPB”) with respect to compliance with designated consumer financial laws. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF.

The Bank files reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess compliance with various regulatory requirements. The OCC has substantial discretion to impose enforcement action on a national bank that fails to comply with applicable regulatory requirements, particularly with respect to capital requirements imposed on national banks. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular national bank and, if action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a national bank can engage and is intended primarily for the protection of the DIF, depositors and consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC, and the CFPB or through legislation, could have a material adverse impact on the Bank and its operations.

The Bank’s brokerage subsidiary, PSI, is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators. PUIA is subject to regulation by applicable state insurance regulators.

Activity Powers. National association banks derive their lending, investment and other activity powers primarily from the National Bank Act and the regulations of the OCC thereunder. Under these laws and regulations, national banks generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

The ability of a national bank to invest in debt securities is limited to those securities that are readily marketable, investment grade and primarily non-speculative. OCC regulations also impose limits on the amount of investments in certain types of debt securities.

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

In addition, the OCC adopted regulations to require a national bank that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a national bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). If a national bank fails to comply with such an order, the OCC may seek to enforce the order in judicial proceedings and to impose civil monetary penalties.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET1”) capital ratio is 6.5% and its Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2015, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III also revised the prompt corrective action framework by incorporating new regulatory capital minimums, including a requirement for tangible common equity.

Insurance Activities. National banks are generally permitted to engage in certain insurance and annuity activities through subsidiaries. However, federal banking laws prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity from an entity affiliated with the depository institution or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. Applicable regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

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

In October 2015, the FDIC issued a proposed rule that would impose an annual assessment surcharge of 4.5 basis points on banks with $10 billion or more in total assets once the DIF reserve ratio reaches 1.15%. The surcharge will apply until the DIF reserve ratio reaches 1.35% of insured deposits. The Company is currently evaluating the impact of the proposed surcharge on the Company’s Consolidated Financial Statements. See Management’s Discussion & Analysis — Non-Interest Expense beginning on page 43 for a further discussion regarding the proposed rule.

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

Under the FDI Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates. National banks are subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, and their implementing regulations, Regulation W and Regulation O, issued by the FRB. Affiliated transaction provisions, among other things, prohibit or limit a national bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

In addition, national banks are prohibited from making a loan to an affiliate that is engaged in non-bank holding company activities and purchasing or investing in securities issued by an affiliate that is not a subsidiary. The FRB and the OCC require each depository institution that is subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act to implement policies and procedures to ensure compliance with Regulation W.

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

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by the OCC regulations, any national bank, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a federally-chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating in its most recent CRA examination for the evaluation period ending June 30, 2013. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

Loans to One Borrower. Generally, national banks may not make a loan or extend credit, including credit associated with derivatives and securities financing transactions, to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. The Bank is in compliance with applicable loans to one borrower limitations.

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

Assessments. The OCC charges assessments to recover the cost of examining national banks and their affiliates. These assessments are based on three components: (i) the size of the institution on which the basic assessment is based; (ii) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (iii) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance-sheet assets aggregating more than $1 billion.

Branching. Under OCC branching regulations, the Bank is generally authorized to open branches nationwide. The Bank is required to submit an application to the OCC and publish a public notice prior to establishing a new branch or relocating an existing branch. OCC authority preempts any state law purporting to regulate branching by national banks.

Anti-Money Laundering and Customer Identification. The Bank is subject to OCC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative reporting obligations on a broad range of financial institutions, including national banks like the Bank.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB system provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Agency, which has also established standards of community or investment service that members must meet to maintain access to long-term advances.

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. The Bank is in compliance with these requirements. As a result of its acquisition of the Bank of Smithtown in 2010, the Bank also holds shares of capital stock in the FHLB of New York. The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) in an amount equal to 6% of its capital and surplus.

Reserve Requirements. FRB reserve regulations require banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $110.2 million. The first $15.2 million of otherwise reservable balances is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.

Market Area and Competition

People’s United’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2015, 27%, 20%, 17% and 6% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York, Massachusetts and Vermont, respectively. Loans to customers located in the New England states as a group represented 59% of total loans at December 31, 2015. However, substantially the entire equipment financing portfolio (97% at December 31, 2015) was to customers located outside of New England. At December 31, 2015, 34% of the equipment financing portfolio was to customers located in Texas, California, Louisiana and New York and no other state exposure was greater than 5%.

As of June 30, 2015, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the second largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the United States. With a total population of approximately 3.6 million and a median household income of $70,077, Connecticut ranks fourth in the United States, well above the U.S. median household income of $55,551, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $60,445, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $69,807 and $58,048, respectively, according to U.S. Census data and SNL Financial.

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

Personnel

As of December 31, 2015, People’s United had 4,652 full-time and 487 part-time employees.

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

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2015, the Bank has established 150 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. At December 31, 2015, 38% of the Bank’s branches were located in Stop & Shop supermarkets and 15% of our total deposits at that date were held in Stop & Shop branches.

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

Under the terms of the licensing agreements, the Bank has the obligation to open branches in new Stop & Shop locations, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished. The licensing agreements do not stipulate the number of branch openings per year but, rather, apply only to those new Stop & Shop locations that meet or exceed specified thresholds as to size (square footage) and/or customer traffic. Based on our experience, we would expect the application of these thresholds to result in the opening of approximately 3-5 new branches per year in Stop & Shop locations.

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

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2015, 27%, 20% and 17% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to people and businesses located in the New England states as a group represented 59% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

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

Several of People’s United’s competitors have branches in the same market area as it does, some of which are much larger than it is. The New England region, including Connecticut, which is People’s United’s predominant market, and specifically Fairfield County, where People’s United is headquartered, is an attractive banking market. As locally-based banks continue to be acquired by large regional and national companies, there are not as many bank competitors in our market as there used to be, but the remaining ones are usually larger and have more resources than the banks they acquired.

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

(i)	creation of the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and exercise exclusive authority over our consumer compliance examinations; and

(ii)	restrictions on the ability of federal bank regulatory authorities to preempt the application of state consumer protection laws and regulations.

•	Limitations on the amount of interchange fees that an issuer of debit cards may charge or receive:

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

•

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2015, the Bank’s non-interest bearing deposits totaled $6.2 billion, or 22% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

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

While People’s United seeks to use the best available information to make these evaluations and, at December 31, 2015, believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings. See Note 1 to the Consolidated Financial Statements for additional information concerning People’s United’s allowance for loan losses.

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

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2015, full and complete first lien position data was not readily available for 38% of the home equity portfolio which, in turn, represented 3% of our overall loan portfolio at that date.

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

People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $57 million at December 31, 2015 and People’s United occupies 87% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 396 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United’s branch network is primarily concentrated in Connecticut, where it has 154 offices (including 84 located in Stop & Shop supermarkets). People’s United also has 101 branches in southeastern New York (including 66 located in Stop & Shop supermarkets), 48 branches in Massachusetts, 40 branches in Vermont, 27 branches in New Hampshire and 26 branches in Maine. People’s United owns 105 of its branches, which had an aggregate net book value of $52 million at December 31, 2015. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 19 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 19 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 17, 2016, the closing price of People’s United common stock was $14.68. As of that date, there were approximately 18,100 record holders of People’s United common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the SNL Mid Cap U.S. Bank & Thrift Index (the “SNL Mid Cap Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2010 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the SNL Mid Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The SNL Mid Cap Index is an index prepared by SNL Securities comprised of 85 financial institutions (including People’s United) located throughout the United States.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2015:
Tendered by employees (1)	1,464	$15.90	—	—
November 1—30, 2015:
Tendered by employees (1)	3,461	$16.43	—	—
December 1—31, 2015:
Tendered by employees (1)	434	$16.78	—	—

Total:
Tendered by employees (1)	5,359	$16.32	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 12 and 24 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2015	2014	2013	2012	2011
Earnings Data:
Net interest income (fully taxable equivalent)	$957.3	$931.1	$905.8	$940.4	$921.2
Net interest income	932.1	911.9	888.6	928.7	913.4
Provision for loan losses	33.4	40.6	43.7	49.2	63.7
Non-interest income	352.4	350.8	341.7	320.4	314.3
Non-interest expense (1)	860.6	841.5	839.0	830.6	871.9
Operating non-interest expense (1)	847.7	832.0	826.3	817.9	815.1
Income before income tax expense	390.5	380.6	347.6	369.3	292.1
Net income	260.1	251.7	232.4	245.3	192.4
Operating earnings (1)	262.5	244.5	241.1	253.9	230.7
Selected Statistical Data:
Net interest margin	2.88%	3.09%	3.31%	3.86%	4.10%
Return on average assets	0.71	0.75	0.75	0.87	0.74
Operating return on average assets (1)	0.71	0.72	0.78	0.90	0.89
Return on average tangible assets	0.75	0.80	0.81	0.95	0.80
Return on average stockholders’ equity	5.5	5.4	4.9	4.7	3.6
Return on average tangible stockholders’ equity	10.0	10.0	8.9	8.2	6.0
Operating return on average tangible stockholders’ equity (1)	10.1	9.7	9.2	8.5	7.2
Efficiency ratio (1)	61.5	62.1	62.3	61.2	62.6
Financial Condition Data:
Total assets	$38,877	$35,997	$33,214	$30,324	$27,558
Loans	28,411	26,592	24,390	21,737	20,385
Securities	6,449	5,012	5,033	4,669	2,931
Short-term investments (2)	380	769	124	131	411
Allowance for loan losses	211	198	188	188	183
Goodwill and other acquisition-related intangible assets	2,088	2,103	2,127	2,154	2,174
Deposits	28,417	26,138	22,557	21,751	20,816
Borrowings	4,307	3,692	5,057	2,386	857
Notes and debentures	1,039	1,034	639	659	160
Stockholders’ equity	4,732	4,633	4,568	5,039	5,215
Non-performing assets (3)	182	224	248	290	337
Ratios:
Net loan charge-offs to average total loans	0.08%	0.12%	0.19%	0.21%	0.28%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.66	0.88	1.08	1.48	2.00
Originated allowance for loan losses to:
Originated loans (3)	0.73	0.74	0.78	0.91	1.05
Originated non-performing loans (3)	127.3	95.5	81.9	70.3	59.7
Average stockholders’ equity to average total assets	12.5	13.5	15.3	18.4	20.3
Stockholders’ equity to total assets	12.2	12.9	13.8	16.6	18.9
Tangible stockholders’ equity to tangible assets	7.2	7.5	7.9	10.2	12.0
Total risk-based capital (4)	12.6	13.0	12.4	13.1	14.0
Common Share Data:
Basic and diluted earnings per share	$0.86	$0.84	$0.74	$0.72	$0.55
Operating earnings per share (1)	0.87	0.82	0.77	0.75	0.66
Dividends paid per share	0.6675	0.6575	0.6475	0.6375	0.6275
Dividend payout ratio	77.3%	78.2%	88.1%	88.8%	114.9%
Operating dividend payout ratio (1)	76.6	80.6	84.9	85.8	95.8
Book value per share (end of period)	$15.62	$15.44	$15.28	$15.21	$14.96
Tangible book value per share (end of period) (1)	8.73	8.43	8.17	8.71	8.72
Stock price:
High	16.95	15.70	15.27	13.79	14.49
Low	13.97	13.61	11.82	11.20	10.50
Close (end of period)	16.15	15.18	15.12	12.09	12.85

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Includes securities purchased under agreements to resell.
(3)	Excludes acquired loans. See Asset Quality.
(4)	Total risk-based capital ratios presented are for People’s United Bank. See Regulatory Capital Requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. Prior to February 23, 2015, People’s United was a savings and loan holding company within the meaning of the Home Owners’ Loan Act and the Bank was a federally-chartered savings bank. These changes primarily affect the manner in which both People’s United and the Bank are regulated, and did not have a material effect on either People’s United’s or the Bank’s financial condition or results of operations.

The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $38.5 billion in total assets as of December 31, 2015. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.

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

The Financial Accounting Standards Board (the “FASB”) is currently reviewing or proposing changes to several accounting and reporting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s proposed standard on accounting for credit losses would remove the existing “probable” threshold in U.S. generally accepted accounting principles (“GAAP”) for recognizing credit losses and, instead, utilize an “expected credit loss” measurement objective. The proposed model would be applied in the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This proposal represents a significant change in GAAP and may, when issued, result in material changes to the Company’s Consolidated Financial Statements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United’s results of operations in accordance with U.S. GAAP, management routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible equity ratios, tangible book value per share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United’s underlying operating performance and trends, and facilitates comparisons with the performance of other financial institutions. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible equity ratio and tangible book value per share are used to analyze the relative strength of People’s United’s capital position.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) writedowns of banking house assets and related lease termination costs; (iii) severance-related costs; (iv) merger-related expenses, including acquisition integration and other costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per share (“EPS”) is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP EPS. Operating return on average assets is calculated by dividing operating earnings by average total assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2015	2014	2013	2012	2011
Total non-interest expense	$860.6	$841.5	$839.0	$830.6	$871.9

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	(10.5)	(6.2)	(9.0)	—	(4.8)
Severance-related costs	(2.4)	(3.3)	(2.8)	(7.3)	(5.3)
Acquisition integration and other costs	—	—	(0.9)	(5.4)	—
Merger-related expenses	—	—	—	—	(42.9)
Executive-level separation agreement	—	—	—	—	(3.8)

Total	(12.9)	(9.5)	(12.7)	(12.7)	(56.8)

Operating non-interest expense	847.7	832.0	826.3	817.9	815.1

Operating lease expense (1)	(37.1)	(37.4)	(31.3)	(26.3)	(20.8)
Amortization of other acquisition-related intangible assets	(23.9)	(24.8)	(26.2)	(26.8)	(25.8)
Other (2)	(7.8)	(10.3)	(10.3)	(7.8)	(10.3)

Total non-interest expense for efficiency ratio	$778.9	$759.5	$758.5	$757.0	$758.2

Net interest income (FTE basis)	$957.3	$931.1	$905.8	$940.4	$921.2
Total non-interest income	352.4	350.8	341.7	320.4	314.3

Total revenues	1,309.7	1,281.9	1,247.5	1,260.8	1,235.5
Adjustments:
Operating lease expense (1)	(37.1)	(37.4)	(31.3)	(26.3)	(20.8)
Gain on sale of business, net of expenses	(9.2)	(20.6)	—	—	—
BOLI FTE adjustment	2.4	2.8	2.1	2.8	3.1
Net security gains	—	(3.0)	—	—	(8.8)
Other (3)	(0.1)	(0.5)	(0.8)	(0.7)	2.2

Total revenues for efficiency ratio	$1,265.7	$1,223.2	$1,217.5	$1,236.6	$1,211.2

Efficiency ratio	61.5%	62.1%	62.3%	61.2%	62.6%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per share data)	2015	2014	2013	2012	2011
Net income, as reported	$260.1	$251.7	$232.4	$245.3	$192.4

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	10.5	6.2	9.0	—	4.8
Severance-related costs	2.4	3.3	2.8	7.3	5.3
Gain on sale of business, net of expenses	(9.2)	(20.6)	—	—	—
Acquisition integration and other costs	—	—	0.9	5.4	—
Merger-related expenses	—	—	—	—	42.9
Executive-level separation costs	—	—	—	—	3.8

Total pre-tax adjustments	3.7	(11.1)	12.7	12.7	56.8
Tax effect	(1.3)	3.9	(4.0)	(4.1)	(18.5)

Total adjustments, net of tax	2.4	(7.2)	8.7	8.6	38.3

Operating earnings	$262.5	$244.5	$241.1	$253.9	$230.7

EPS, as reported	$0.86	$0.84	$0.74	$0.72	$0.55

Adjustment to arrive at operating EPS:
Writedowns of banking house assets	0.03	0.01	0.03	—	0.01
Severance-related costs	—	0.01	—	0.02	0.01
Gain on sale of business, net of expenses	(0.02)	(0.04)	—	—	—
Acquisition integration and other costs	—	—	—	0.01	—
Merger-related expenses	—	—	—	—	0.08
Executive-level separation costs	—	—	—	—	0.01

Total adjustments per share	0.01	(0.02)	0.03	0.03	0.11

Operating EPS	$0.87	$0.82	$0.77	$0.75	$0.66

Average total assets	$36,894	$33,753	$31,009	$28,113	$26,028

Operating return on average assets	0.71%	0.72%	0.78%	0.90%	0.89%

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

Years ended December 31 (dollars in millions)	2015	2014	2013	2012	2011
Operating earnings	$262.5	$244.5	$241.1	$253.9	$230.7

Average stockholders’ equity	$4,697	$4,625	$4,755	$5,168	$5,271
Less: Average goodwill and average other acquisition-related intangible assets	2,094	2,115	2,141	2,165	2,053

Average tangible stockholders’ equity	$2,603	$2,510	$2,614	$3,003	$3,218

Operating return on average tangible stockholders’ equity	10.1%	9.7%	9.2%	8.5%	7.2%

Years ended December 31 (dollars in millions)	2015	2014	2013	2012	2011
Dividends paid	$201.2	$196.9	$204.8	$217.9	$220.9

Operating earnings	$262.5	$244.5	$241.1	$253.9	$230.7

Operating dividend payout ratio	76.7%	80.6%	84.9%	85.8%	95.8%

The following tables summarize People’s United’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2015	2014	2013	2012	2011
Total stockholders’ equity	$4,732	$4,633	$4,568	$5,039	$5,215
Less: Goodwill and other acquisition-related intangible assets	2,088	2,103	2,127	2,154	2,174

Tangible stockholders’ equity	$2,644	$2,530	$2,441	$2,885	$3,041

Total assets	$38,877	$35,997	$33,214	$30,324	$27,558
Less: Goodwill and other acquisition-related intangible assets	2,088	2,103	2,127	2,154	2,174

Tangible assets	$36,789	$33,894	$31,087	$28,170	$25,384

Tangible equity ratio	7.2%	7.5%	7.9%	10.2%	12.0%

As of December 31 (in millions, except per share data)	2015	2014	2013	2012	2011
Tangible stockholders’ equity	$2,644	$2,530	$2,441	$2,885	$3,041

Common shares issued	399.24	396.85	396.45	395.81	395.42
Less: Common shares classified as treasury shares	89.06	89.05	89.54	56.18	38.03
Unallocated ESOP common shares	7.32	7.67	8.01	8.36	8.71

Common shares	302.86	300.13	298.90	331.27	348.68

Tangible book value per share	$8.73	$8.43	$8.17	$8.71	$8.72

Economic Environment

People’s United’s results are subject to fluctuations based on economic conditions that can affect interest rates, deposit flows, credit demand and the ability of borrowers to service debt, among others. Throughout 2015, the United States economy experienced a moderate expansion, with real gross domestic product increasing 2.4% year-over-year, national employment increasing by 2.6 million jobs, the unemployment rate declining from 5.7% to 5.0% and the yield on the 10-year Treasury note increasing from 2.17% to 2.27%. Inflation remained temperate with the Consumer Price Index (“CPI”) increasing 0.7% over the course of the year and the CPI index less food and energy increasing 2.1%. After maintaining the target rate for federal funds between 0% and 0.25% since December 2008, the Federal Open Market Committee (the “FOMC”) of the FRB raised the target rate to 0.25% to 0.50% at its December 2015 meeting.

On balance, the moderate expansion in 2015 supported loan and deposit growth and loan performance even as the interest rate environment did not support an expansion of the net interest margin. The Company expects a continuation of moderate economic growth in 2016, which should continue to support deposit growth, loan growth and loan performance. Although the FOMC indicated at its December 2015 meeting that four additional 0.25% increases in the target federal funds rate would likely occur in 2016, subsequent global developments and concerns about the momentum of the United States economy make it unlikely that the target rate will increase by that much. Unless economic growth and inflation increase more than in 2015, the interest rate environment in 2016 will continue to be a challenging one for the net interest margin.

The New England region and southeastern New York comprise People’s United’s primary market area, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of People’s United’s loans, deposits and branches. While the New England economy experienced a less severe contraction during the recent recession than the United States as a whole, since the recession ended it has expanded more slowly. Employment growth since 2008 has exceeded the national average only in Massachusetts and New York. As of December 31, 2015, Connecticut and Maine had yet to recover all the jobs lost in the recession, while Vermont and New Hampshire had increased employment but more slowly that the nation overall. The combination of the less severe recession but slower subsequent growth resulted in state unemployment rates that are less than the national rate in all states in the Company’s primary market area except for Connecticut, where the unemployment rate was 5.2% as of December 31, 2015 compared to the national average of 5.0%.

Slow economic growth is expected to continue within People’s United’s primary market area. Although this area does not enjoy the natural resources that have led to strong economic growth in other areas of the nation, its skilled labor force should enable it to be competitive in sectors of the economy with high growth potential, including health care, technology, education and advanced manufacturing.

Financial Overview

Comparison of Financial Condition at December 31, 2015 and 2014. Total assets at December 31, 2015 were $38.9 billion, a $2.9 billion increase from December 31, 2014, reflecting increases of $1.8 billion in total loans and $1.4 billion in total securities, partially offset by decreases of $298 million in cash and cash equivalents and $100 million in securities purchased under agreements to resell. The increase in total loans from December 31, 2014 to December 31, 2015 reflects increases of $1.3 billion in commercial loans and $525 million in residential mortgage loans. Originated loans increased $2.1 billion from December 31, 2014 to $27.6 billion (commercial loans increased $1.5 billion and retail loans increased $583 million) and acquired loans decreased $254 million. At December 31, 2015, the carrying amount of the acquired loan portfolio totaled $797 million. The increase in total securities primarily reflects net purchases of government sponsored enterprise (“GSE”) residential mortgage-backed securities and U.S. Treasury and agency securities. The decrease in cash and cash equivalents reflects a $293 million decrease in interest-bearing deposits at the FRB-NY.

Non-performing assets (excluding acquired non-performing loans) totaled $181.5 million at December 31, 2015, a $42.6 million decrease from year-end 2014, reflecting decreases of $38.8 million in non-performing commercial real estate loans and $12.0 million in real estate owned (“REO”), partially offset by a $7.0 million increase in repossessed assets. The allowance for loan losses was $211.0 million ($202.9 million on originated loans and $8.1 million on acquired loans) at December 31, 2015 compared to $198.3 million ($188.1 million on originated loans and $10.2 million on acquired loans) at December 31, 2014. At December 31, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.73% and as a percentage of originated non-performing loans was 127.3%, compared to 0.74% and 95.5%, respectively, at December 31, 2014.

At December 31, 2015, total liabilities were $34.1 billion, a $2.8 billion increase from December 31, 2014, reflecting increases of $2.3 billion in total deposits and $616 million in total borrowings. The increase in total borrowings reflects additional funding used to support loan growth and securities purchases.

People’s United’s total stockholders’ equity was $4.7 billion at December 31, 2015, a $99 million increase from December 31, 2014. This increase reflects net income in 2015 of $260.1 million and net restricted stock and stock option-related transactions in 2015 totaling $43.2 million, partially offset by dividends paid in 2015 of $201.2 million. As a percentage of total assets, stockholders’ equity was 12.2% at December 31, 2015 compared to 12.9% at December 31, 2014. Tangible stockholders’ equity as a percentage of tangible assets was 7.2% at December 31, 2015 compared to 7.5% at December 31, 2014.

People’s United’s Tier 1 Leverage, CET1, Tier 1 and Total Risk-Based capital ratios were 8.0%, 9.8%, 9.8% and 11.7%, respectively, at December 31, 2015 (calculated in accordance with Basel III capital rules), compared to 7.9%, 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014. The Bank’s Tier 1 Leverage, CET1, Tier 1 and Total Risk-Based capital ratios were 8.4%, 10.2%, 10.2% and 12.6%, respectively, at December 31, 2015 (calculated in accordance with Basel III capital rules), compared to 8.5%, 10.5%, 10.5% and 13.0%, respectively, at December 31, 2014.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014. People’s United reported net income of $260.1 million, or $0.86 per diluted share, for the year ended December 31, 2015, compared to $251.7 million, or $0.84 per diluted share, for the year-ago period. Included in the 2015 results is a net after-tax gain of $6.1 million ($0.02 per share) resulting from the sale of the Company’s payroll services business. Included in the 2014 results is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. Results for 2015 and 2014 include $2.5 million and $6.2 million (after-tax), respectively, of non-operating expenses. Operating earnings were $262.5 million, or $0.87 per share, and $244.5 million, or $0.82 per share, for the respective periods. The results for 2015 reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.71% for 2015 compared to 0.72% for 2014. Operating return on average tangible stockholders’ equity was 10.1% for 2015 compared to 9.7% for the year-ago period.

FTE net interest income totaled $957.3 million in 2015, a $26.2 million increase from the year-ago period, and the net interest margin declined 21 basis points from 2014 to 2.88%. The decrease in the net interest margin primarily reflects continued pricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans.

Average total earning assets increased $3.0 billion compared to 2014, reflecting increases of $2.0 billion in average total loans and $985 million in average securities. Average total funding liabilities increased $3.0 billion compared to 2014, reflecting increases of $3.2 billion in average total deposits and $200 million in average notes and debentures, partially offset by a $423 million decrease in average total borrowings.

Compared to 2014, total non-interest income increased $1.6 million and total non-interest expense increased $19.1 million. The efficiency ratio was 61.5% for 2015 compared to 62.1% for the year-ago period. The provision for loan losses in 2015 totaled $33.4 million compared to $40.6 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.08% in 2015 compared to 0.12% in 2014.

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

At December 31, 2014, total liabilities were $31.4 billion, a $2.7 billion increase from December 31, 2013, reflecting increases of $3.6 billion in total deposits, including a $2.5 billion increase in brokered deposits, and $394 million in notes and debentures, partially offset by a $1.4 billion decrease in total borrowings. The increase in notes and debentures reflects the Bank’s issuance of $400 million of subordinated notes in June 2014.

People’s United’s total stockholders’ equity was $4.6 billion at December 31, 2014, a $65 million increase from December 31, 2013. This increase reflects net income in 2014 of $251.7 million partially offset by dividends paid in 2014 of $196.9 million. As a percentage of total assets, stockholders’ equity was 12.9% at December 31, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity as a percentage of tangible assets was 7.5% at December 31, 2014 compared to 7.9% at December 31, 2013.

People’s United’s (consolidated) Tier 1 common equity, Tier 1 and Total Risk-Based capital ratios were 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014, compared to 10.2%, 10.2% and 11.3%, respectively, at December 31, 2013. The Bank’s leverage (core) capital ratio, and Tier 1 and Total Risk-Based capital ratios were 8.5%, 10.5% and 13.0%, respectively, at December 31, 2014, compared to 9.1%, 11.1% and 12.4%, respectively, at December 31, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013. People’s United reported net income of $251.7 million, or $0.84 per diluted share, for the year ended December 31, 2014, compared to $232.4 million, or $0.74 per diluted share, for the 2013 period. Included in the 2014 results is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. Results for 2014 and 2013 include $6.2 million and $8.7 million (after-tax), respectively, of non-operating expenses. Operating earnings were $244.5 million, or $0.82 per share, and $241.1 million, or $0.77 per share, for the respective periods. The results for 2014 reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s operating return on average assets was 0.72% for 2014 compared to 0.78% for 2013. Operating return on average tangible stockholders’ equity was 9.7% for 2014 compared to 9.2% for the 2013 period.

FTE net interest income totaled $931.1 million in 2014, a $25.3 million increase from the year-ago period, and the net interest margin declined 22 basis points from 2013 to 3.09%. The decrease in the net interest margin primarily reflects continued pricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans.

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

Compared to 2013, total non-interest income increased $9.1 million and total non-interest expense increased $2.5 million. The efficiency ratio was 62.1% for 2014 compared to 62.3% for 2013. The provision for loan losses in 2014 totaled $40.6 million compared to $43.7 million in 2013. Net loan charge-offs as a percentage of average total loans were 0.12% in 2014 compared to 0.19% in 2013.

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

Segment Performance Summary

Years ended December 31 (in millions)	Net Income
	2015	2014	2013
Commercial Banking	$234.8	$221.0	$224.9
Retail Banking	(14.1)	20.3	47.4

Total reportable segments	220.7	241.3	272.3
Treasury	45.7	11.1	(25.4)
Other	(6.3)	(0.7)	(14.5)

Total Consolidated	$260.1	$251.7	$232.4

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

During the quarter ended March 31, 2015, the Company modified its FTP methodology relating to certain deposit products that resulted in a reduction in the funding credit recognized within net interest income for Commercial Banking and Retail Banking, with the offset reflected in Treasury. Prior period segment results for this modification have not been adjusted and continue to reflect the previous FTP methodology.

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

People’s United allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. During the quarter ended March 31, 2015, the Company modified its cost allocation methodology with respect to the allocation of branch costs associated with servicing certain customers, which resulted in an increase in non-interest expense for Commercial Banking and Wealth Management, with the offset reflected in Retail Banking. Prior period segment results have not been adjusted and continue to reflect the previous cost allocation methodology. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets and average total liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance.

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

Years ended December 31 (in millions)	2015	2014	2013
Net interest income	$551.6	$516.0	$487.7
Provision for loan losses	47.7	47.6	47.3
Total non-interest income	162.0	141.4	143.3
Total non-interest expense	313.2	275.7	247.4

Income before income tax expense	352.7	334.1	336.3
Income tax expense	117.9	113.1	111.4

Net income	$234.8	$221.0	$224.9

Average total assets	$21,465.7	$19,338.5	$16,979.5
Average total liabilities	5,483.2	4,275.1	3,459.7

Commercial Banking net income increased $13.8 million in 2015 compared to 2014, reflecting increases in net interest income and non-interest income partially offset by an increase in non-interest expense. The $35.6 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans and lower net FTP funding charges, partially offset by continued pricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new originations at rates lower than the existing portfolio, and declining interest income on acquired loans. Included in non-interest income in 2015 and 2014 are net gains (losses) on sales of acquired loans totaling $1.7 million and $(0.9) million, respectively. Excluding these net gains (losses), non-interest income increased $18.0 million in 2015, primarily reflecting increases in commercial banking lending fees, customer interest rate swap income and operating lease income resulting from a higher level of equipment leases to PCLC customers. The $37.5 million increase in non-interest expense in 2015 reflects higher levels of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.1 billion and average total liabilities increased $1.2 billion compared to 2014, reflecting loan and deposit growth. In addition, during the quarter ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Commercial Banking net income decreased $3.9 million in 2014 compared to 2013, as an increase in net interest income was more than offset by lower non-interest income and an increase in non-interest expense. The $28.3 million increase in net interest income primarily reflects the benefits from loan growth and lower net FTP funding charges, partially offset by continued pricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans. Included in non-interest income in 2014 and 2013 are net (losses) gains on sales of acquired loans totaling $(0.9) million and $5.7 million, respectively. Excluding these net (losses) gains, non-interest income increased $4.7 million in 2014, primarily reflecting increases in operating lease income resulting from a higher level of equipment leases to PCLC customers and trust-related income, partially offset by declines in commercial banking lending fees and customer interest rate swap income. The $28.3 million increase in non-interest expense in 2014 reflects higher levels of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.4 billion and average total liabilities increased $815 million compared to 2013, reflecting loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Years ended December 31 (in millions)	2015	2014	2013
Net interest income	$344.6	$408.0	$456.3
Provision for loan losses	15.2	16.8	15.0
Total non-interest income	169.7	167.4	180.9
Total non-interest expense	520.2	528.0	551.2

(Loss) income before income tax (benefit) expense	(21.1)	30.6	71.0
Income tax (benefit) expense	(7.0)	10.3	23.6

Net (loss) income	$(14.1)	$20.3	$47.4

Average total assets	$8,478.1	$8,514.8	$8,373.4
Average total liabilities	19,235.8	19,109.2	19,064.4

Retail Banking net loss in 2015 compared to net income in 2014 primarily reflects a $63.4 million decrease in net interest income. The decrease in net interest income primarily reflects lower net FTP funding credits, continued pricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new originations at rates lower than the existing portfolio, and declining interest income on acquired loans, partially offset by the benefit from an increase in average residential mortgage loans. The $2.3 million increase in non-interest income primarily reflects an increase in net gains on sales of residential mortgages. The $7.8 million decrease in non-interest expense primarily reflects lower levels of direct and allocated expenses. Average total assets decreased $36.7 million and average total liabilities increased $126.6 million compared to 2014. During the quarter ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Retail Banking net income decreased $27.1 million in 2014 compared to 2013. The $48.3 million decrease in net interest income primarily reflects continued pricing pressure within the loan portfolio, including the pay-off of higher yielding loans and new originations at rates lower than the existing portfolio, declining interest income on acquired loans and lower net FTP funding credits, partially offset by continued loan growth. The $13.5 million decrease in non-interest income primarily reflects an $11.9 million decrease in net gains on sales of residential mortgages partially offset by an increase in investment management fees. The $23.2 million decrease in non-interest expense primarily reflects lower levels of direct and allocated expenses. Compared to 2013, average total assets increased $141 million, reflecting loan growth, and average total liabilities increased $45 million, reflecting deposit growth partially offset by a decrease in customer repurchase agreements.

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

Years ended December 31 (in millions)	2015	2014	2013
Net interest income (loss)	$64.4	$10.7	$(46.6)
Total non-interest income	11.1	12.4	7.2
Total non-interest expense	6.9	6.2	(1.4)

Income (loss) before income tax expense (benefit)	68.6	16.9	(38.0)
Income tax expense (benefit)	22.9	5.8	(12.6)

Net income (loss)	$45.7	$11.1	$(25.4)

Average total assets	$6,405.5	$5,266.7	$5,021.1
Average total liabilities	7,194.4	5,423.0	3,352.3

Treasury’s net income increased $51.7 million in 2015 compared to 2014. The $53.7 million improvement in net interest income primarily reflects lower net FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The decrease in non-interest income primarily reflects a decrease in net security gains and BOLI income. The increase in non-interest expense primarily reflects increases in both direct and allocated expenses. Average total assets increased $1.1 billion in 2015 compared to 2014, primarily reflecting an increase in average securities and average short-term investments. The $1.8 billion increase in average total liabilities in 2015 compared to 2014 reflects increases in average deposits and average notes and debentures partially offset by a decrease in average borrowings.

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

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: the net gain on the sale of the payroll services business totaling $9.2 million for the year ended December 31, 2015 and the net gain on the merchant services joint venture totaling $20.6 million for the year ended December 31, 2014 (included in total non-interest income); and one-time charges totaling $12.9 million, $9.5 million and $12.7 million for the years ended December 31, 2015, 2014 and 2013, respectively (included in total non-interest expense).

Years ended December 31 (in millions)	2015	2014	2013
Net interest loss	$(28.5)	$(22.8)	$(8.8)
Provision for loan losses	(29.5)	(23.8)	(18.6)
Total non-interest income	9.6	29.6	10.3
Total non-interest expense	20.3	31.6	41.8

Loss before income tax benefit	(9.7)	(1.0)	(21.7)
Income tax benefit	(3.4)	(0.3)	(7.2)

Net loss	$(6.3)	$(0.7)	$(14.5)

Average total assets	$544.7	$632.8	$634.9
Average total liabilities	283.3	320.1	377.7

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

On December 17, 2015, the FRB raised the targeted range for the federal funds rate by 25 basis points to 0.25% to 0.50%. Until that date, the FRB had not changed the targeted range of 0% to 0.25% since December 2008. For 2015, the average effective federal funds rate was 0.13%.

The net interest margin was 2.88% in 2015 compared to 3.09% in 2014. The decline in the net interest margin in 2015 compared to 2014 primarily reflects continued pricing pressure within the loan portfolio, including the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, declining interest income on acquired loans and an increase in total deposit average balances. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

2015 Compared to 2014

FTE net interest income increased $26.2 million compared to 2014, reflecting a $44.3 million increase in total interest and dividend income partially offset by an $18.1 million increase in total interest expense, and the net interest margin decreased 21 basis points to 2.88%. The decline in the net interest margin reflects new loan volume at rates lower than the existing portfolio (15 basis points) and an increase in average deposit balances (5 basis points).

Average total earning assets were $33.2 billion in 2015, a $3.0 billion increase from 2014, primarily reflecting increases of $2.0 billion in average total loans and $985 million in average securities. Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in 2015 compared to 83%, 16% and 1%, respectively, of average total earning assets in 2014. In 2015, the yield earned on the total loan portfolio was 3.52% and the yield earned on securities and short-term investments was 2.28%, compared to 3.74% and 2.15%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 49% of the loan portfolio had floating interest rates at December 31, 2015 compared to 47% at December 31, 2014.

The average total commercial and residential mortgage loan portfolios increased $1.4 billion and $587 million, respectively, compared to 2014, reflecting growth. Average consumer loans increased $20 million compared to 2014, reflecting a $32 million increase in average home equity loans partially offset by a $10 million decrease in average indirect auto loans.

Average total funding liabilities were $31.8 billion in 2015, a $3.0 billion increase from the year-ago period, reflecting increases of $3.2 billion in average total deposits and $200 million in average notes and debentures, partially offset by a $423 million decrease in average total borrowings. The increase in average total deposits reflects organic growth as well as a $1.2 billion increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits, average non-interest-bearing deposits and average time deposits increased $1.4 billion, $411 million and $204 million, respectively. Average total deposits comprised 87% and 85% of average total funding liabilities in 2015 and 2014, respectively. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The two basis point increase to 0.43% from 0.41% in the rate paid on average total funding liabilities in 2015 compared to 2014 primarily reflects a decrease in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average total deposits increased two basis points in 2015, reflecting an increase of four basis points in time deposits. Average savings and money market deposits and average time deposits comprised 60% and 19%, respectively, of average total deposits in 2015 compared to 59% and 19%, respectively, in 2014.

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

Average total earning assets were $30.2 billion in 2014, a $2.8 billion increase from 2013, primarily reflecting increases of $2.6 billion in average total loans and $201 million in average securities. Average total loans, average securities and average short-term investments comprised 83%, 16% and 1%, respectively, of average total earning assets in both 2014 and 2013. In 2014, the yield earned on the total loan portfolio was 3.74% and the yield earned on securities and short-term investments was 2.15%, compared to 4.08% and 2.08%, respectively, in 2013. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 47% of the loan portfolio had floating interest rates at December 31, 2014 compared to 45% at December 31, 2013.

The average total commercial and residential mortgage loan portfolios increased $2.0 billion and $509 million, respectively, compared to 2013, reflecting growth. Average consumer loans increased $27 million compared to 2013, reflecting a $50 million increase in average home equity loans partially offset by a $23 million decrease in average indirect auto loans.

Average total funding liabilities were $28.7 billion in 2014, a $2.9 billion increase from 2013, reflecting increases of $2.3 billion in average total deposits, $393 million in average total borrowings and $192 million in average notes and debentures. The increase in average total deposits reflects organic growth as well as a $1.4 billion increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits and average non-interest-bearing deposits increased $781 million and $370 million, respectively, while average time deposits decreased $230 million. Average total deposits comprised 85% of average total funding liabilities in both 2014 and 2013. The increase in average total borrowings reflects the additional funding used to support loan growth. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2015, 2014 and 2013. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2015			2014			2013
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (1)	$247.8	$0.5	0.20%	$214.9	$0.4	0.20%	$156.1	$0.3	0.22%
Securities (2)	5,731.5	135.7	2.37	4,746.9	106.3	2.24	4,545.9	97.7	2.15
Loans:
Commercial (3)	10,189.5	375.4	3.68	9,266.2	360.7	3.89	8,421.5	356.2	4.23
Commercial real estate	9,643.9	343.5	3.56	9,145.0	354.2	3.87	7,965.0	351.2	4.41
Residential mortgage	5,222.4	166.7	3.19	4,635.1	154.3	3.33	4,126.1	141.4	3.42
Consumer	2,193.1	72.3	3.30	2,172.7	73.9	3.40	2,145.4	74.8	3.49

Total loans	27,248.9	957.9	3.52	25,219.0	943.1	3.74	22,658.0	923.6	4.08

Total earning assets	33,228.2	$1,094.1	3.29%	30,180.8	$1,049.8	3.48%	27,360.0	$1,021.6	3.73%

Other assets	3,665.8			3,572.0			3,648.9

Total assets	$36,894.0			$33,752.8			$31,008.9

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,801.9	$—	—%	$5,390.1	$—	—%	$5,020.3	$—	—%
Savings, interest-bearing checking and money market	16,489.3	43.5	0.26	14,238.9	36.7	0.26	12,417.3	33.0	0.27
Time	5,241.4	52.0	0.99	4,668.7	44.2	0.95	4,524.7	48.1	1.06

Total deposits	27,532.6	95.5	0.35	24,297.7	80.9	0.33	21,962.3	81.1	0.37

Borrowings:
FHLB advances	2,306.6	9.8	0.42	2,593.7	9.2	0.36	2,043.9	8.2	0.40
Customer repurchase agreements	463.6	0.9	0.19	482.0	1.0	0.20	522.7	1.1	0.20
Federal funds purchased	411.0	0.8	0.19	471.8	0.8	0.17	641.2	1.2	0.19
Repurchase agreements	0.6	—	1.76	53.5	0.1	0.26	1.0	—	1.75
Other borrowings	—	—	—	3.6	—	0.08	2.9	—	0.08

Total borrowings	3,181.8	11.5	0.36	3,604.6	11.1	0.31	3,211.7	10.5	0.33

Notes and debentures	1,039.4	29.8	2.87	839.1	26.7	3.19	647.5	24.2	3.74

Total funding liabilities	31,753.8	$136.8	0.43%	28,741.4	$118.7	0.41%	25,821.5	$115.8	0.45%

Other liabilities	442.9			386.0			432.6

Total liabilities	32,196.7			29,127.4			26,254.1
Stockholders’ equity	4,697.3			4,625.4			4,754.8

Total liabilities and stockholders’ equity	$36,894.0			$33,752.8			$31,008.9

Net interest income/spread (4)		$957.3	2.86%		$931.1	3.07%		$905.8	3.28%

Net interest margin			2.88%			3.09%			3.31%

(1)	Includes securities purchased under agreements to resell.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	Includes commercial and industrial loans and equipment financing loans.
(4)	The FTE adjustment was $25.2 million, $19.2 million and $17.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	2015 Compared to 2014 Increase (Decrease)			2014 Compared to 2013 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$—	$0.1	$0.1	$—	$0.1
Securities	23.0	6.4	29.4	4.4	4.2	8.6
Loans:
Commercial	34.7	(20.0)	14.7	34.1	(29.6)	4.5
Commercial real estate	18.7	(29.4)	(10.7)	48.6	(45.6)	3.0
Residential mortgage	18.9	(6.5)	12.4	17.0	(4.1)	12.9
Consumer	0.7	(2.3)	(1.6)	1.0	(1.9)	(0.9)

Total loans	73.0	(58.2)	14.8	100.7	(81.2)	19.5

Total change in interest and dividend income	96.1	(51.8)	44.3	105.2	(77.0)	28.2

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	5.9	0.9	6.8	4.7	(1.0)	3.7
Time	5.6	2.2	7.8	1.5	(5.4)	(3.9)

Total deposits	11.5	3.1	14.6	6.2	(6.4)	(0.2)

Borrowings:
FHLB advances	(1.1)	1.7	0.6	2.0	(1.0)	1.0
Customer repurchase agreements	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Federal funds purchased	(0.1)	0.1	—	(0.3)	(0.1)	(0.4)
Repurchase agreements	(0.3)	0.2	(0.1)	0.2	(0.1)	0.1
Other borrowings	—	—	—	—	—	—

Total borrowings	(1.5)	1.9	0.4	1.8	(1.2)	0.6

Notes and debentures	6.0	(2.9)	3.1	6.5	(4.0)	2.5

Total change in interest expense	16.0	2.1	18.1	14.5	(11.6)	2.9

Change in net interest income	$80.1	$(53.9)	$26.2	$90.7	$(65.4)	$25.3

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2015:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$380.5	0.22%
Securities	6,449.4	2.18
Loans	28,410.9	3.36

Total earning assets	$35,240.8	3.11%

Funding liabilities:
Non-interest-bearing deposits	$6,178.6	—%
Interest-bearing deposits:
Money market	7,648.3	0.29
Interest-bearing checking	5,572.5	0.16
Time	4,818.1	1.03
Savings	4,199.9	0.13
Borrowings	4,307.3	0.55
Notes and debentures	1,038.7	3.48

Total funding liabilities	$33,763.4	0.43%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2015	2014	2013	2015/2014	2014/2013
Bank service charges	$125.2	$128.6	$127.3	(2.6)%	1.0%
Investment management fees	43.7	41.6	37.2	5.0	11.8
Commercial banking lending fees	42.6	36.4	40.4	17.0	(9.9)
Operating lease income	42.3	41.6	34.5	1.7	20.6
Insurance revenue	30.7	29.9	31.2	2.7	(4.2)
Brokerage commissions	12.6	13.6	13.7	(7.4)	(0.7)
Gain on sale of business, net of expenses	9.2	20.6	—	n/m	n/m
Net gains on sales of residential mortgage loans	5.5	2.9	14.8	89.7	(80.4)
Net gains (losses) on sales of acquired loans	1.7	(0.9)	5.7	n/m	n/m
Net security gains	—	3.0	—	n/m	n/m
Other non-interest income:
Customer interest rate swap income, net	14.5	8.6	10.8	68.6	(20.4)
BOLI	4.6	5.8	4.5	(20.7)	28.9
Other	19.8	19.1	21.6	3.7	(11.6)

Total other non-interest income	38.9	33.5	36.9	16.1	(9.2)

Total non-interest income	$352.4	$350.8	$341.7	0.5%	2.7%

n/m – not meaningful

Total non-interest income, excluding the effects of the gain on sale of business in both 2015 and 2014 discussed below, increased $13.0 million in 2015 compared to 2014 and decreased $11.5 million in 2014 compared to 2013. The increase in non-interest income in 2015 compared to 2014 primarily reflects increases in commercial banking lending fees and customer interest rate swap income. The decline in non-interest income in 2014 compared to 2013 primarily reflects lower net gains on sales of residential mortgages and acquired loans, and commercial banking lending fees, partially offset by higher operating lease income.

Bank service charges continue to be impacted as a result of certain provisions of the DFA (see below) as increases in cash management and certain other commercial fees were more than offset by lower overdraft fees.

The improvement in investment management fees in both 2015 and 2014 reflects the continued benefits from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings. Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $9.8 billion and $5.6 billion, respectively, at December 31, 2015 compared to $10.8 billion and $5.6 billion, respectively, at December 31, 2014. The decline in brokerage commissions in 2015 compared to 2014 primarily reflects lower levels of mutual fund and annuity commission income.

The increase in net gains on sales of residential mortgage loans in 2015 compared to 2014 primarily reflects a 51% increase in the volume of residential mortgage loan sales and an improvement in spreads on pricing. Loans held for sale at December 31, 2015 and 2014 consisted of newly-originated residential mortgage loans with carrying amounts of $34.5 million and $34.2 million, respectively. The decrease in net gains on sales of residential mortgage loans in 2014 compared to 2013 primarily reflects a 62% decline in the volume of residential mortgage loan sales and narrower spreads on pricing.

Net gains (losses) on sales of acquired loans in 2015, 2014 and 2013 reflect sales of acquired loans with contractual balances of $24.1 million, $10.4 million and $12.4 million, respectively (carrying amounts of $22.3 million, $10.3 million and $10.2 million, respectively).

The fluctuation in commercial banking lending fees in both years is primarily related to the level of prepayment fees collected each year. The increase in operating lease income in both 2015 and 2014 reflects higher levels of equipment leased to PCLC customers. The level of insurance revenue over the past few years reflects the continued soft insurance market. In October 2015, PUIA acquired Kesten-Brown Insurance, LLC, a Connecticut-based insurance brokerage firm that focuses on commercial lines and employee benefits.

On an FTE basis, BOLI income totaled $7.0 million in 2015, compared to $8.6 million in 2014 and $6.6 million in 2013. The decrease in BOLI income in 2015 compared to 2014 primarily reflects lower average interest rates in 2015 compared to 2014, resulting in a slightly lower crediting rate in 2015. The increase in BOLI income in 2014 compared to 2013 primarily reflects a slightly higher crediting rate in 2014 and death benefits received in 2014 totaling $0.5 million (none in 2013). Net security gains in 2014 include a $2.3 million gain resulting from the call of a single security acquired in a previous acquisition.

During the quarter ended December 31, 2015, the Bank sold its payroll services business to its current payroll software licensor and entered into a long-term referral agreement. A $9.2 million gain (non-operating), net of related expenses, was recognized, which represented the fair value of the Bank’s entire portfolio of payroll services customer contracts that previously had a zero book basis. During the quarter ended June 30, 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49% minority interest in the joint venture and recognized a $20.6 million gain (non-operating), net of related expenses, resulting from the formation of the joint venture. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that was contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.

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

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2015	2014	2013	2015/2014	2014/2013
Compensation and benefits	$449.5	$436.0	$427.1	3.1%	2.1%
Occupancy and equipment	149.5	147.3	148.0	1.5	(0.5)
Professional and outside service	68.0	59.2	60.6	14.9	(2.3)
Operating lease expense	37.1	37.4	31.3	(0.8)	19.5
Regulatory assessments	35.1	35.6	33.8	(1.4)	5.3
Amortization of other acquisition-related intangible assets	23.9	24.8	26.2	(3.6)	(5.3)
Other non-interest expense:
Stationery, printing, postage and telephone	19.0	20.3	20.9	(6.4)	(2.9)
Advertising and promotion	12.0	13.0	15.4	(7.7)	(15.6)
Other	66.5	67.9	75.7	(2.1)	(10.3)

Total other non-interest expense	97.5	101.2	112.0	(3.7)	(9.6)

Total non-interest expense	$860.6	$841.5	$839.0	2.3%	0.3%

Efficiency ratio	61.5%	62.1%	62.3%

Total non-interest expense increased $19.1 million in 2015 compared to 2014 and $2.5 million in 2014 compared to 2013. Included in total non-interest expense are non-operating expenses (see below) totaling $12.9 million, $9.5 million and $12.7 million in 2015, 2014 and 2013, respectively.

The improvement in the efficiency ratio in 2015 compared to 2014 reflects a 3.5% increase in adjusted total revenues partially offset by a 2.6% increase in adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits includes non-operating expenses totaling $2.4 million in 2015, $3.3 million in 2014 and $2.8 million in 2013. Excluding non-operating expenses, compensation and benefits increased $14.4 million in 2015 compared to 2014 and $8.4 million in 2014 compared to 2013. The increases for both periods primarily reflect normal merit increases, higher incentive-related costs and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance. In 2016, pension-related expense is expected to decline by approximately $3.0 million as a result of a change in accounting estimate (see Note 16 to the Consolidated Financial Statements).

The increase in occupancy and equipment expense in 2015 compared to 2014 primarily reflects higher equipment-related costs partially offset by the benefits from consolidating branches and other office space over the past few years. The decrease in occupancy and equipment expense in 2014 compared to 2013 reflects the benefits from consolidating branches and other office space over the past few years. In 2015, the Company closed 18 branches compared to eight branches in 2014. Since the beginning of 2011, the Company has closed 54 branches, most of which were traditional branches, and opened 25 branches, of which 16 are more cost efficient Stop & Shop locations.

The increase in professional and outside services fees in 2015 compared to 2014 is primarily related to costs associated with a number of initiatives focused on enhancing the Company’s product offerings and processes. The increase in operating lease expense in both 2015 and 2014 relates to the higher level of equipment leased to PCLC customers. The decrease in advertising and promotion in both 2015 and 2014 primarily reflects lower levels of spending on certain advertising campaigns.

Regulatory assessments include FDIC insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The higher level of regulatory assessments over the past few years primarily reflects increases in the Bank’s average total assets over this period. Regulatory assessment expense in 2015 reflects a $2.4 million benefit resulting from the overpayment of FDIC assessments in prior periods.

In October 2015, the FDIC issued a proposed rule that would serve to implement a DFA provision requiring recapitalization of the DIF to 1.35% of insured deposits after it reached a 1.15% reserve ratio. As proposed, the rule would go into effect in either the first or second quarter of 2016 and, for banks with over $10 billion in assets, would result in an annual assessment surcharge of 4.5 basis points in order to bring the DIF’s reserve ratio to 1.35% by the end of 2018. The Company is currently evaluating the impact of the proposed surcharge on the Company’s Consolidated Financial Statements.

Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $ $23.2 million in 2016; $22.1 million in 2017; $10.7 million in 2018; $9.9 million in 2019; and $9.5 million in 2020.

Included in other non-interest expense are non-operating expenses totaling $10.5 million, $6.2 million and $9.0 million in 2015, 2014 and 2013, respectively, relating to charges associated with the writedowns of certain banking house assets and related lease termination costs. The decrease in other non-interest expense in both 2015 and 2014 primarily reflects lower collateral protection costs as well as the continued benefits from cost-savings initiatives.

Income Taxes

Income tax expense totaled $130.4 million, $128.9 million and $115.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. People’s United’s effective income tax rate was 33.4%, 33.9% and 33.1% for the years ended December 31, 2015, 2014 and 2013, respectively. People’s United’s effective income tax rate for 2016 is expected to be approximately 34%.

Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments;

(ii) tax-exempt income from BOLI; and (iii) state income taxes.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is now included as a component of income tax expense, totaled $12.6 million, $10.7 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Securities

	2015		2014		2013
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
State and municipal	$1,019.6	$1,075.3	$832.8	$880.1	$584.5	$584.5
GSE residential mortgage-backed securities	588.5	585.7	—	—	—	—
Corporate	—	—	—	—	55.0	57.0
Other	1.5	1.5	1.5	1.5	1.0	1.0

Total securities held to maturity	$1,609.6	$1,662.5	$834.3	$881.6	$640.5	$642.5

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$363.7	$362.8	$56.5	$56.8	$48.6	$48.9
GSE residential mortgage-backed securities and CMOs	4,191.3	4,164.7	3,943.4	3,936.7	4,172.2	4,096.4
Corporate	—	—	—	—	58.3	60.2
Other	—	—	—	—	2.6	2.5

Total debt securities	4,555.0	4,527.5	3,999.9	3,993.5	4,281.7	4,208.0
Equity securities	0.2	0.2	0.2	0.2	0.2	0.2

Total securities available for sale	$4,555.2	$4,527.7	$4,000.1	$3,993.7	$4,281.9	$4,208.2

People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. People’s United’s management believes that a large securities portfolio funded with wholesale borrowings provides limited economic value and therefore, the total securities portfolio only comprises 17% of total assets as of December 31, 2015.

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

At December 31, 2015, People’s United’s securities available for sale portfolio totaled $4.5 billion, or 12% of total assets, compared to $4.0 billion, or 11% of total assets, at December 31, 2014 and $4.2 billion, or 13% of total assets, at December 31, 2013. The increase in securities available for sale in 2015 compared to 2014 primarily reflects net purchases of GSE residential mortgage-backed securities and U.S. Treasury and agency securities. The decrease in securities available for sale in 2014 compared to 2013 primarily reflects principal repayments and maturities of GSE residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

At December 31, 2015, 2014 and 2013, the amortized cost exceeded the fair value of the securities available for sale portfolio by $27.5 million, $6.4 million and $73.7 million, respectively.

All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 4.2 years, 4.1 years and 4.2 years at December 31, 2015, 2014 and 2013, respectively.

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

In addition to the held to maturity and available for sale securities discussed above, the Bank holds shares of capital stock in both the FHLB of Boston and New York and the FRB-NY. Dividend income on FRB-NY capital stock and FHLB capital stock totaled $7.1 million (for approximately 10 months) and $4.6 million, respectively, for the year ended December 31, 2015. On February 18, 2016, the FRB issued an interim final rule, which serves to implement a reduction in the dividend rate paid on Federal Reserve Bank capital stock from an annual fixed-rate of 6% to the lesser of 6% or a rate based on 10-year Treasury notes, for those banks with total assets greater than $10 billion, including the Bank. The Company estimates that dividend income from FRB-NY capital stock may be reduced by approximately $5 million on an annual basis.

Lending Activities

People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $1.82 billion in 2015 compared to 2014 and increased $2.20 billion in 2014 compared to 2013. People’s United acquired loans with fair values of $1.87 billion in 2011 and $3.49 billion in 2010. Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2015 and 2014, the carrying amount of the acquired loan portfolio totaled $796.6 million and $1.05 billion, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2015	2014	2013	2012	2011
Commercial:
Commercial real estate	$10,028.8	$9,404.3	$8,921.6	$7,294.2	$7,172.2
Commercial and industrial	7,748.7	7,189.6	6,302.1	6,047.7	5,352.6
Equipment financing	2,973.3	2,865.5	2,593.1	2,352.3	2,014.2

Total Commercial Portfolio	20,750.8	19,459.4	17,816.8	15,694.2	14,539.0

Retail:
Residential mortgage:
Adjustable-rate	4,851.2	4,393.8	3,895.3	3,335.2	2,947.7
Fixed-rate	605.8	538.2	521.3	550.9	680.7

Total residential mortgage	5,457.0	4,932.0	4,416.6	3,886.1	3,628.4

Consumer:
Home equity	2,153.7	2,143.1	2,084.6	2,051.5	2,057.7
Other consumer	49.4	57.5	72.3	104.8	159.7

Total consumer	2,203.1	2,200.6	2,156.9	2,156.3	2,217.4

Total Retail Portfolio	7,660.1	7,132.6	6,573.5	6,042.4	5,845.8

Total loans	$28,410.9	$26,592.0	$24,390.3	$21,736.6	$20,384.8

People’s United’s loan portfolio is primarily concentrated within New England with 59% and 61% of the total loan portfolio representing loans to customers located within the New England states at December 31, 2015 and 2014, respectively, and 20% and 19% represents loans to customers located in New York at those dates.

Total Loans

As of December 31 (dollars in millions)

Contractual Maturity and Interest Rate Sensitivity

The following table presents the contractual maturity of total loans as of December 31, 2015:

(in millions)	Commercial	Retail	Total
Amounts due:
One year or less	$2,820.0	$89.7	$2,909.7

After one year:
One to five years	9,228.1	197.2	9,425.3
Over five years	8,702.7	7,373.2	16,075.9

Total due after one year	17,930.8	7,570.4	25,501.2

Total	$20,750.8	$7,660.1	$28,410.9

The following table presents, as of December 31, 2015, loan amounts due after December 31, 2016, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$9,568.0	$8,362.8	$17,930.8
Retail	6,587.6	982.8	7,570.4

Total due after one year	$16,155.6	$9,345.6	$25,501.2

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans and construction loans:

As of December 31, 2015 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,893.3	$3,070.7	$2,784.7	$7,748.7
Construction loans:
Commercial real estate	246.3	126.1	258.2	630.6
Residential mortgage	16.0	89.7	—	105.7

Total	$2,155.6	$3,286.5	$3,042.9	$8,485.0

As of December 31, 2015 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$5,821.9	$525.7	$100.5	$6,448.1
Predetermined rates	263.8	703.2	1,069.9	2,036.9

Total	$6,085.7	$1,228.9	$1,170.4	$8,485.0

Commercial Portfolio

The commercial lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multi-family) sector, which represented 38% of this loan portfolio at December 31, 2015.

As of December 31 (in millions)	2015	2014
Property Type:
Residential (multi-family)	$3,807.2	$3,378.4
Retail	2,450.5	2,422.0
Office buildings	2,137.3	2,185.3
Industrial/manufacturing	578.4	538.6
Hospitality/entertainment	490.2	424.2
Mixed/special use	259.2	165.2
Self-storage	136.7	147.3
Health care	63.9	19.2
Land	56.7	62.7
Other	48.7	61.4

Total commercial real estate	$10,028.8	$9,404.3

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio increased $625 million in 2015 compared to 2014, reflecting originated loan growth of $737 million, or 8% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. The commercial real estate portfolio increased $483 million in 2014 compared to 2013, reflecting originated loan growth of $673 million, or 8% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. Included in the commercial real estate portfolio are construction loans totaling $631 million and $658 million at December 31, 2015 and 2014, respectively, net of the unadvanced portion of such loan totaling $314 million and $435 million, respectively. During 2015 and 2014, the Company sold acquired loans with outstanding principal balances of $24.1 million and $10.4 million, respectively (carrying amounts of $22.3 million and $10.3 million, respectively) and recognized net gains (losses) on sales totaling $1.7 million and $(0.9) million, respectively.

At both December 31, 2015 and 2014, 36% of People’s United’s commercial real estate portfolio was secured by properties located in New York, and 19% and 20%, respectively, was secured by properties located in Connecticut. In addition, 26% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at both December 31, 2015 and 2014. No other state exposure was greater than 5% at December 31, 2015.

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

As of December 31, 2015 (percent)

Commercial and Industrial

People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2015	2014
Industry:
Service	$1,390.1	$1,328.5
Finance and insurance	1,374.9	1,174.9
Manufacturing	1,004.2	949.9
Wholesale distribution	880.6	802.6
Health services	849.4	724.0
Real estate, rental and leasing	797.7	873.5
Retail sales	633.0	589.0
Transportation/utility	225.6	202.8
Construction	182.0	194.4
Arts/entertainment/recreation	146.1	130.4
Information/media	125.2	102.2
Public administration	61.8	57.2
Mining, oil and gas	31.7	28.2
Other	46.4	32.0

Total commercial and industrial	$7,748.7	$7,189.6

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

In 2015, the commercial and industrial portfolio increased $559 million compared to 2014, reflecting originated loan growth of $635 million, or 9% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio. In 2014, the commercial and industrial portfolio increased $888 million compared to 2013, reflecting originated loan growth of $1.1 billion, or 18% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio.

At December 31, 2015 and 2014, the commercial and industrial portfolio included $526 million and $486 million, respectively, of asset-based lending loans, of which 83% were to customers located within the Company’s geographic footprint at December 31, 2015. The commercial and industrial portfolio also includes $963 million of mortgage warehouse loans at December 31, 2015, compared to $781 million at December 31, 2014. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2015, 7% of the mortgage warehouse loans were to customers located within the Company’s footprint.

At both December 31, 2015 and 2014, 22% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 39% and 42% at December 31, 2015 and 2014, respectively. No other state exposure was greater than 14%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification by Industry

As of December 31, 2015 (percent)

Equipment Financing

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the transportation/utility, construction, printing and general manufacturing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially the entire equipment financing portfolio (97% at both December 31, 2015 and 2014) was to customers located outside of New England. At December 31, 2015, 34% of the equipment financing portfolio consisted of loans to customers located in Texas, California, Louisiana and New York and no other state exposure was greater than 5%.

As of December 31 (in millions)	2015	2014
Industry:
Transportation/utility	$1,076.2	$994.8
Construction	407.3	371.4
Finance, insurance and real estate	370.8	328.3
Waste	204.0	211.8
Printing	182.0	192.5
Wholesale distribution	162.6	146.8
Manufacturing	155.1	174.9
Packaging	137.5	140.0
Service	72.1	68.4
Mining, oil and gas	66.5	104.6
Health services	56.2	51.9
Other	83.0	80.1

Total equipment financing	$2,973.3	$2,865.5

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The equipment financing portfolio increased $108 million in 2015 compared to 2014, reflecting originated loan growth of $119 million, or 4% of the equipment and financing portfolio, partially offset by run-off in the PUEFC acquired loan portfolio. Operating on a national scale, equipment financing represented 14% and 15% of the commercial portfolio at December 31, 2015 and 2014, respectively. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.

Equipment Financing Diversification by Industry

As of December 31, 2015 (percent)

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

At December 31, 2015 and 2014, 86% and 89%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2015, the residential mortgage loan portfolio included $1.1 billion of interest-only loans, of which less than $1 million are stated income loans, compared to $993 million and $1 million, respectively, at December 31, 2014. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2015 and 2014 are construction loans totaling $106 million and $108 million, respectively.

People’s United’s residential mortgage originations totaled $2.0 billion in 2015, $1.6 billion in 2014 and $2.3 billion in 2013. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 69% of total residential mortgage originations in 2015, compared to 74% in 2014 and 62% in 2013.

In 2015, adjustable-rate residential mortgage loans increased $457 million compared to 2014, reflecting originated loan growth of $479 million, or 11% of adjustable-rate residential mortgage loans, partially offset by run-off in the acquired portfolio. In 2014, adjustable-rate residential mortgage loans increased $499 million compared to 2013, reflecting originated loan growth of $520 million, or 14% of adjustable-rate residential mortgage loans, partially offset by run-off in the acquired portfolio. Fixed-rate residential mortgage loans increased $68 million in 2015 compared to 2014 and $17 million in 2014 compared to 2013. The Company currently retains in its portfolio most of its originated adjustable-rate and certain fixed-rate residential mortgage loans.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

Residential Mortgage Originations by Product

Year ended December 31, 2015 (percent)

People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Consumer Lending

People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2015, 88% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2015	2014
Home equity lines of credit	$1,964.8	$1,945.9
Home equity loans	188.9	197.2
Other	49.4	57.5

Total consumer	$2,203.1	$2,200.6

Asset Quality

Recent Trends

While People’s United continues to adhere to prudent underwriting standards, the loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale as was experienced for much of the period from 2008 to 2012. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.

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

OCC guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2015 are $26.4 million of such loans. Of this amount, $18.5 million, or 70%, were less than 90 days past due on their payments as of that date.

TDRs may either be accruing or placed on non-accrual status (and reported as non-performing loans) depending upon the loan’s specific circumstances, including the nature and extent of the related modifications. TDRs on non-accrual status remain classified as such until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months for commercial loans or, in the case of a retail loan, when the loan is less than 90 days past due. Loans may continue to be reported as TDRs after they are returned to accrual status.

During 2015, we performed 78 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $162.8 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

Portfolio Risk Elements—Residential Mortgage Lending

People’s United does not actively engage in subprime mortgage lending, which historically has been the riskiest sector of the residential housing market. People’s United has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles. While no standard definition of “subprime” exists within the industry, the Company has generally defined subprime as borrowers with credit scores of 660 or less, either at or subsequent to origination.

At December 31, 2015, the loan portfolio included $1.1 billion of interest-only residential mortgage loans, of which less than $1 million are stated income loans (which People’s United has not offered since mid-2007). People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2015, non-performing residential mortgage loans totaling $0.7 million had current LTV ratios of more than 100%. At December 31, 2015, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 753, respectively.

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

During 2015, the Company repurchased from GSEs and other parties a total of three residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the respective repurchases totaled $0.5 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 19 investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of December 31, 2015.

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

The following table sets forth, as of December 31, 2015, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2016	$191.9
2017	295.2
2018	301.2
2019	138.3
2020	237.1
Later years	2,529.6

Total	$3,693.3

More than 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2015 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,776.0	$12.6	0.71%
Amortizing payment	188.8	11.1	5.86

For the three months ended December 31, 2015, 36% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2015, full and complete first lien position data was not readily available for 38% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2015, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $6.6 million.

As of December 31, 2015, full and complete first lien position data was readily available for 62%, or $1.3 billion, of the home equity portfolio. Of that total, 39%, or $510.8 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $178.8 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2015, there were 31 loans totaling $2.3 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 21 of the loans (totaling $1.8 million), our second lien position was performing at the time such foreclosure action was commenced. There was no estimated loss related to those 21 loans as of December 31, 2015. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of December 31, 2015.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2015, 91% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of December 31, 2015, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 759, respectively.

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

People’s United’s construction loan portfolio totaled $630.6 million (2% of total loans) at December 31, 2015. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $944.7 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2015, construction loans totaling $398.3 million had remaining available interest reserves of $38.9 million. At that date, the Company had construction loans with interest reserves totaling $0.5 million that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $9.9 million of restructured construction loans at December 31, 2015.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At December 31, 2015 and 2014, the allowance for loan losses on acquired loans was $8.1 million and $10.2 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

Provision and Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2015	2014	2013	2012	2011
Allowance for loan losses on originated loans:
Balance at beginning of period	$188.1	$177.5	$177.5	$175.5	$172.5

Charge-offs:
Commercial:
Commercial real estate	(3.9)	(11.3)	(10.1)	(15.8)	(21.7)
Commercial and industrial	(9.8)	(9.4)	(16.8)	(11.2)	(12.6)
Equipment financing	(6.4)	(1.6)	(2.8)	(4.6)	(9.0)

Total	(20.1)	(22.3)	(29.7)	(31.6)	(43.3)

Retail:
Residential mortgage	(2.5)	(3.6)	(6.5)	(7.2)	(7.4)
Home equity	(4.1)	(5.5)	(7.2)	(6.4)	(3.8)
Other consumer	(1.3)	(2.0)	(2.3)	(2.7)	(3.6)

Total	(7.9)	(11.1)	(16.0)	(16.3)	(14.8)

Total charge-offs	(28.0)	(33.4)	(45.7)	(47.9)	(58.1)

Recoveries:
Commercial:
Commercial real estate	1.1	0.3	1.2	1.3	0.5
Commercial and industrial	1.4	2.2	1.7	1.2	1.0
Equipment financing	2.4	1.1	0.8	0.7	0.2

Total	4.9	3.6	3.7	3.2	1.7

Retail:
Residential mortgage	1.1	1.3	0.7	0.8	1.0
Home equity	0.8	0.5	0.8	1.0	0.4
Other consumer	0.5	0.6	1.0	1.5	1.7

Total	2.4	2.4	2.5	3.3	3.1

Total recoveries	7.3	6.0	6.2	6.5	4.8

Net loan charge-offs	(20.7)	(27.4)	(39.5)	(41.4)	(53.3)
Provision for loan losses	35.5	38.0	39.5	43.4	56.3

Balance at end of period	$202.9	$188.1	$177.5	$177.5	$175.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$10.2	$10.3	$10.5	$7.4	$—
Charge-offs	—	(2.7)	(4.4)	(2.7)	—
Provision for loan losses	(2.1)	2.6	4.2	5.8	7.4

Balance at end of period	$8.1	$10.2	$10.3	$10.5	$7.4

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.90%	0.91%	0.95%	1.13%	1.39%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.28	0.27	0.30	0.36	0.29
Total originated allowance for loan losses as a percentage of:
Originated loans	0.73	0.74	0.78	0.91	1.05
Originated non-performing loans	127.3	95.5	81.9	70.3	59.7

The provision for loan losses on originated loans totaled $35.5 million in 2015, reflecting net loan charge-offs of $20.7 million (including $8.8 million against previously-established specific reserves) and a $23.6 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on originated loans totaled $38.0 million in 2014, reflecting net loan charge-offs of $27.4 million (including $14.4 million against previously-established specific reserves) and a $25.0 million increase in the originated allowance for loan losses due to growth in both the commercial and residential mortgage loan portfolios. The originated allowance for loan losses as a percentage of originated loans was 0.73% at December 31, 2015 and 0.74% at December 31, 2014.

The provision for loan losses on acquired loans in 2015 reflects an allowance reversal while the provision for loan losses on acquired loans in the year-ago period reflects net loan charge-offs of $2.7 million, all of which carried previously-established specific reserves, and a $0.1 million decrease in the acquired allowance for loan losses.

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

Net loan charge-offs as a percentage of average total loans equaled 0.08% in 2015, 0.12% in 2014 and 0.19% in 2013. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

Net Loan Charge-Offs as a Percentage of Average Total Loans

Years ended December 31	2015	2014	2013	2012	2011
Commercial:
Commercial real estate	0.03%	0.15%	0.16%	0.24%	0.30%
Commercial and industrial	0.11	0.11	0.26	0.18	0.26
Equipment financing	0.14	0.02	0.08	0.19	0.44
Retail:
Residential mortgage	0.03	0.05	0.15	0.17	0.21
Home equity	0.16	0.24	0.31	0.26	0.17
Other consumer	1.21	1.87	1.29	0.93	0.93
Total portfolio	0.08%	0.12%	0.19%	0.21%	0.28%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2015		2014		2013		2012		2011
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$73.1	35.3%	$63.8	35.4%	$65.0	36.6%	$60.0	33.6%	$70.5	35.2%
Commercial and industrial	80.0	27.3	78.2	27.0	72.5	25.8	75.5	27.8	69.4	26.2
Equipment financing	28.7	10.4	27.6	10.8	21.0	10.6	22.0	10.8	20.5	9.9
Retail:
Residential mortgage	11.2	19.2	9.2	18.5	10.0	18.1	12.0	17.9	8.8	17.8
Home equity	8.9	7.6	8.3	8.1	8.0	8.6	6.7	9.4	4.3	10.1
Other consumer	1.0	0.2	1.0	0.2	1.0	0.3	1.3	0.5	2.0	0.8

Total originated allowance for loan losses	$202.9	100.0%	$188.1	100.0%	$177.5	100.0%	$177.5	100.0%	$175.5	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2015 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2015 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2015 or 2014.

Non-Performing Assets

As of December 31 (dollars in millions)	2015	2014	2013	2012	2011
Originated non-performing loans:
Commercial:
Commercial and industrial	$44.9	$55.8	$43.8	$54.8	$59.2
Commercial real estate	30.2	60.2	70.8	84.4	106.7
Equipment financing	27.5	25.4	23.2	27.2	42.9

Total	102.6	141.4	137.8	166.4	208.8

Retail:
Residential mortgage	37.2	37.6	58.9	65.0	68.9
Home equity	19.5	17.9	19.8	21.0	15.8
Other consumer	0.1	0.1	0.1	0.3	0.3

Total	56.8	55.6	78.8	86.3	85.0

Total originated non-performing loans (1)	159.4	197.0	216.6	252.7	293.8

REO:
Residential	7.1	13.6	13.6	17.2	10.9
Commercial	5.5	11.0	13.1	11.4	15.9

Total REO	12.6	24.6	26.7	28.6	26.8

Repossessed assets	9.5	2.5	4.5	8.3	16.1

Total non-performing assets	$181.5	$224.1	$247.8	$289.6	$336.7

Originated non-performing loans as a percentage of originated loans	0.58%	0.77%	0.95%	1.30%	1.75%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.66	0.88	1.08	1.48	2.00
Tangible stockholders’ equity and originated allowance for loan losses	6.38	8.24	9.47	9.45	10.47

(1)	Reported net of government guarantees totaling $16.9 million, $17.6 million, $19.4 million, $9.7 million and $12.1 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $27.7 million and $2.3 million, respectively, at December 31, 2015; $100.6 million and $3.0 million, respectively, at December 31, 2014; $138.0 million and $4.5 million, respectively, at December 31, 2013; $173.6 million and $8.0 million, respectively, at December 31, 2012; and $235.2 million and $13.8 million, respectively, at December 31, 2011. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $42.6 million from December 31, 2014 and equaled 0.66% of originated loans, REO and repossessed assets at December 31, 2015. The decrease in total non-performing assets from December 31, 2014 primarily reflects decreases in non-performing commercial real estate loans of $30.0 million, non-performing commercial and industrial loans of $10.9 million and REO of $12.0 million, partially offset by an increase in repossessed assets of $7.0 million.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $577.1 million in originated potential problem loans at December 31, 2015. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2015, originated potential problem loans consisted of equipment financing loans ($261.0 million), commercial and industrial loans ($218.0 million) and commercial real estate loans ($98.1 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding

People’s United’s primary funding sources are deposits and stockholders’ equity, which represent 85% of total assets at December 31, 2015. Borrowings and notes and debentures also are available sources of funding.

Deposits

People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 396 branches, including 150 full-service Stop & Shop supermarket branches, 594 ATMs, telephone banking and an Internet banking site.

	2015		2014		2013
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$6,178.6	—%	$5,655.1	—%	$5,312.2	—%

Money market	7,648.3	0.29	8,396.2	0.22	6,513.8	0.29
Interest-bearing checking	5,572.5	0.16	2,989.4	0.14	2,713.8	0.13
Savings	4,199.9	0.13	3,866.8	0.16	3,634.6	0.16

Total	17,420.7	0.21	15,252.4	0.19	12,862.2	0.22

Time deposits maturing:
Within 3 months	991.5	0.69	1,254.3	0.63	874.5	0.55
After 3 but within 6 months	679.6	0.86	912.5	0.62	781.4	0.68
After 6 months but within 1 year	1,915.6	1.10	1,306.7	0.79	1,151.5	0.71
After 1 but within 2 years	636.1	1.06	1,341.0	1.36	799.7	1.31
After 2 but within 3 years	153.5	0.98	230.9	1.40	520.6	2.18
After 3 but within 4 years	101.9	1.46	85.5	1.07	173.3	1.67
After 4 but within 5 years	339.6	1.81	96.2	1.51	77.7	1.13
After 5 years	0.3	2.44	3.6	2.45	4.2	2.45

Total	4,818.1	1.03	5,230.7	0.91	4,382.9	1.00

Total deposits	$28,417.4	0.30%	$26,138.2	0.29%	$22,557.3	0.32%

Deposits equaled 73%, 73% and 68% of total assets at December 31, 2015, 2014 and 2013, respectively. Deposits and stockholders’ equity constituted 86%, 87% and 83% of People’s United’s funding base at December 31, 2015, 2014 and 2013, respectively.

The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2015, People’s United’s network of Stop & Shop branches held $4.2 billion in total deposits and deposits in supermarket branches open for more than one year averaged $29 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 22%, 22% and 23% of total deposits at December 31, 2015, 2014 and 2013, respectively. Time deposits of $100,000 or more totaled $2.1 billion at December 31, 2015, of which $426 million mature within three months, $310 million mature after three months but within six months, $936 million mature after six months but within one year and $471 million mature after one year. Included in total deposits at December 31, 2015 are $2.6 billion of brokered deposits, comprised of interest-bearing checking ($1.6 billion), money market ($527 million) and time ($469 million). See Note 8 to the Consolidated Financial Statements for additional information concerning deposits.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United’s time deposits by rate category:

As of December 31 (in millions)	2015
0.50% or less	$1,535.7
0.51% to 1.00%	956.1
1.01% to 1.50%	1,453.8
1.51% to 2.00%	425.5
2.01% to 2.50%	230.9
2.51% to 3.00%	206.4
3.01% and greater	9.7

Total	$4,818.1

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding as of December 31, 2015:

	Period to Maturity from December 31, 2015
(in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three to four years	Over four to five years	Over five years	Total
0.50% or less	$535.6	$387.8	$452.9	$156.6	$2.7	$—	$0.1	$—	$1,535.7
0.51% to 1.00%	105.3	138.9	425.2	127.2	85.3	38.2	36.0	—	956.1
1.01% to 1.50%	307.9	43.9	772.5	242.1	61.3	11.1	15.0	—	1,453.8
1.51% to 2.00%	5.9	4.8	30.1	84.0	3.7	52.2	244.8	—	425.5
2.01% to 2.50%	6.5	9.5	146.1	24.6	—	0.2	43.7	0.3	230.9
2.51% to 3.00%	27.4	88.9	88.3	1.4	0.2	0.2	—	—	206.4
3.01% and greater	2.9	5.8	0.5	0.2	0.3	—	—	—	9.7

Total	$991.5	$679.6	$1,915.6	$636.1	$153.5	$101.9	$339.6	$0.3	$4,818.1

Borrowings

People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.

At December 31, 2015, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.1 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At December 31, 2015, total borrowings equaled 11% of total assets compared to 10% at December 31, 2014 and 15% at December 31, 2013. FHLB advances, customer repurchase agreements and federal funds purchased represented 9%, 1% and 1% of total assets at December 31, 2015, respectively. See Note 9 to the Consolidated Financial Statements for additional information concerning borrowings.

	2015		2014		2013
As of December 31 (dollars in millions)	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$2,750.0	0.44%	$1,825.0	0.26%	$1,950.0	0.19%
After 1 month but within 1 year	450.0	0.57	200.2	0.24	1,500.0	0.21
After 2 but within 3 years	258.6	2.71	—	—	0.5	4.37
After 3 but within 4 years	—	—	261.1	2.71	—	—
After 4 but within 5 years	—	—	—	—	263.7	2.71
After 5 years	5.2	1.34	5.4	1.33	5.6	1.33

Total FHLB advances	3,463.8	0.63	2,291.7	0.54	3,719.8	0.38

Customer repurchase agreements maturing:
Within 1 month	469.5	0.19	486.0	0.18	501.2	0.20

Federal funds purchased maturing:
Within 1 month	374.0	0.32	913.0	0.15	825.0	0.16

Other borrowings maturing:
Within 1 year	—	—	1.0	1.75	10.0	0.08
After 1 but within 2 years	—	—	—	—	1.0	1.75

Total other borrowings	—	—	1.0	1.75	11.0	0.23

Total borrowings	$4,307.3	0.55%	$3,691.7	0.39%	$5,057.0	0.33%

Notes and Debentures

Notes and debentures totaled $1.0 billion, $1.0 billion and $639 million at December 31, 2015, 2014 and 2013, respectively, and equaled 3%, 3% and 2% of total assets, respectively. See Note 10 to the Consolidated Financial Statements for additional information concerning notes and debentures.

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

	Payments Due by Period
As of December 31, 2015 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$4,307.3	$4,043.5	$258.6	$—	$5.2
Notes and debentures	1,038.7	—	123.7	—	915.0
Interest payments on fixed-rate borrowings and notes and debentures (1)	306.7	54.5	82.7	68.6	100.9
Operating leases	391.2	56.5	105.4	89.3	140.0
Purchase obligations	289.9	81.7	108.0	71.6	28.6

Total	$6,333.8	$4,236.2	$678.4	$229.5	$1,189.7

(1)	Interest payments on floating-rate borrowings and notes and debentures are not included in the table above as the timing and amount of such payments is uncertain. See Notes 9 and 10 to the Consolidated Financial Statements.

Income tax liabilities totaling $2.7 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. Similarly, obligations totaling $74.9 million related to limited partnership affordable housing investments are not included in the above table as the timing of the related capital calls cannot be estimated. See Note 11 to the Consolidated Financial Statements.

Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $23.1 million in less than one year; $48.9 million in one to three years; $48.0 million in four to five years; and $142.0 million after five years. See Note 16 to the Consolidated Financial Statements.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2015, People’s United (parent company) liquid assets included $201 million in debt securities available for sale, $170 million in cash and $100 million in intercompany short-term advances to the Bank while the Bank’s liquid assets included $4.3 billion in debt securities available for sale and $715 million in cash and cash equivalents. Securities available for sale with a fair value of $1.64 billion at December 31, 2015 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $28.4 billion at December 31, 2015 and represented 74% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.3 billion and $1.0 billion, respectively, at December 31, 2015, representing 11% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2015, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.1 billion at that date.

Earning Asset Mix	Funding Base

$35.2 billion as of December 31, 2015 (percent)	$38.5 billion as of December 31, 2015 (percent)

At December 31, 2015, the Bank had outstanding commitments to originate loans totaling $1.0 billion and approved, but unused, lines of credit extended to customers totaling $6.0 billion (including $2.0 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.73 billion at December 31, 2015, a $98.5 million increase from December 31, 2014. This increase primarily reflects net income in 2015 of $260.1 million and net restricted stock and stock option-related transactions totaling $43.2 million in 2015, partially offset by dividends paid in 2015 of $201.2 million. Stockholders’ equity equaled 12.2% of total assets at December 31, 2015 compared to 12.9% at December 31, 2014. Tangible stockholders’ equity equaled 7.2% of tangible assets at December 31, 2015 compared to 7.5% at December 31, 2014.

In November 2012, People’s United’s Board of Directors authorized the repurchase of common stock. Under this repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, were to be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2013, the Company, completed the repurchase of shares authorized at a total cost of $458.9 million.

People’s United’s total stockholders’ equity was $4.63 billion at December 31, 2014, a $64.7 million increase from December 31, 2013. This increase primarily reflects net income in 2014 of $251.7 million partially offset by dividends paid in 2014 of $196.9 million. Stockholders’ equity equaled 12.9% of total assets at December 31, 2014 compared to 13.8% at December 31, 2013. Tangible stockholders’ equity equaled 7.5% of tangible assets at December 31, 2014 compared to 7.9% at December 31, 2013.

Dividends declared and paid per common share totaled $0.6675, $0.6575 and $0.6475 for the years ended December 31, 2015, 2014 and 2013, respectively. People’s United’s dividend payout ratio (dividends paid as a percentage of net income) for the years ended December 31, 2015, 2014 and 2013 was 77.3%, 78.2% and 88.1%, respectively. People’s United’s operating dividend payout ratio for the year ended December 31, 2015 was 76.6%. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.1675 per share in January 2016, which was paid on February 15, 2016 to shareholders of record on February 1, 2016.

The Bank paid cash dividends totaling $245 million, $244 million and $232 million to People’s United (parent company) in 2015, 2014 and 2013, respectively, and $68 million in February 2016.

Regulatory Capital Requirements

In July 2013, the U.S. banking agencies published final rules (the “Basel III capital rules”) that established new capital requirements for U.S. financial institutions. When fully phased-in, the Basel III capital rules will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III capital rules became effective on January 1, 2015 for both the Company and the Bank.

The Basel III capital rules, among other things: (i) introduce as a new capital measure, CET1 capital; (ii) specify that Tier 1 capital consist of CET1 capital and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) defines CET1 capital narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital; and (iv) expand the scope of the adjustments as compared to prior regulations.

When fully phased-in on January 1, 2019, Basel III capital rules will require U.S. financial institutions to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum ratio of CET1 capital to total risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2015 are based on the phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET1 capital. At December 31, 2015, People’s United’s and the Bank’s total risk-weighted assets, as defined, both were $29.6 billion.

	As of December 31, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (1):
People’s United	2,898.1	8.0%	$1,440.6	4.0%	$1,800.8	5.0%
Bank	3,012.7	8.4	1,431.9	4.0	1,789.8	5.0

Common Equity Tier 1 Capital (2):
People’s United	2,898.1	9.8	1,620.7	4.5	2,341.0	6.5
Bank	3,012.7	10.2	1,610.9	4.5	2,326.8	6.5

Tier 1 Risk-Based Capital (3):
People’s United	2,898.1	9.8	1,778.8	6.0	2,371.7	8.0
Bank	3,012.7	10.2	1,777.3	6.0	2,369.7	8.0

Total Risk-Based Capital (4):
People’s United	3,470.5	11.7	2,371.7	8.0	2,964.6	10.0
Bank	3,726.3	12.6	2,369.7	8.0	2,962.1	10.0

(1)	Tier 1 Leverage ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from Common Equity Tier 1 Capital).
(2)	Common Equity Tier 1 Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents CET1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of December 31, 2015, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis. Management will continue to monitor the impact of these and future regulations. See Note 13 to the Consolidated Financial Statements for additional information concerning both the Company’s and the Bank’s regulatory capital amounts and ratios.

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

The Company uses two sets of standard scenarios to measure net interest income at risk. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Yield curve twist scenarios assume the shape of the curve flattens or steepens instantaneously centered around the 18-month point of the curve, thereby segmenting the yield curve into a “short-end” and a “long-end”. Internal policy regarding IRR simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 7% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift. Current policy does not specify limits for yield curve twist simulations.

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2015 and 2014. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not modeled but were considered by the Company as part of its overall management of IRR.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2015	2014
+300	9.6%	9.2%
+200	6.9	6.9
+100	3.7	3.4
-25	(1.3)	(1.1)

As of December 31 Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2015	2014
Short End -25	(0.6)%	(0.2)%
Short End +100	1.8	1.1
Short End +200	3.6	2.7
Long End -100	(4.0)	(4.1)
Long End +100	2.0	2.6
Long End +200	3.5	4.9

The net interest income at risk simulation results indicate that at both December 31, 2015 and 2014, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 87% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 42% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans.

The Company’s asset sensitivity increases when the “short-end” rises (as a result of increases in both one-month Libor-based floating-rate loans and core deposits) as well as when the “long-end” rises (as a result of reinvesting the proceeds from loan and securities repayments, and originating new fixed-rate loans at rates higher than the existing portfolio). Based on the Company’s IRR position at December 31, 2015, an immediate 100 basis point parallel increase in interest rates translates to an approximate $37 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both December 31, 2015 and 2014, simulations for interest rate declines of more than 25 basis points were not modeled but were considered by the Company as part of its overall management of IRR.

As of December 31 Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2015	2014
+300	(6.4)%	(7.8)%
+200	(2.0)	(3.3)
+100	0.5	(0.6)
-25	(0.7)	(0.4)

The Company’s economic value of equity at risk profile indicates that at December 31, 2015, the Company has effectively no economic value of equity risk within a +100 basis points shock but becomes moderately liability sensitive for rate shocks greater than +100 basis points due to lengthening asset duration. The Company’s economic value of equity risk declined at December 31, 2015 as compared to December 31, 2014, reflecting increases in floating-rate loans and core deposits.

People’s United’s IRR position at December 31, 2015, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderately liability sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position for rate shocks greater than +100 basis points. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2015, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2015, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2015 was $8.8 million, for which People’s United had posted collateral of $8.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
As of December 31, 2015 (dollars in millions)	Cash Flow Hedge		Fair Value Hedge
Notional principal amounts	$125.0		$375.0		$56.7
Weighted average interest rates:
Pay floating (receive fixed)	N/A		Libor+1.265% (4.00%	)	N/A
Pay fixed (receive floating)	1.99% (Libor+0.685%	)	N/A		N/A
Weighted average remaining term to maturity (in months)	14		103		3
Fair value:
Recognized as an asset	$—		$18.9		$0.6
Recognized as a liability	0.6		—		0.2

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2015 (dollars in millions)	Commercial Customers		Institutional Counterparties
Notional principal amounts	$4,644.8		$4,644.8
Weighted average interest rates:
Pay floating (receive fixed)	0.65% (1.97%	)	—
Pay fixed (receive floating)	—		1.87% (0.65%	)
Weighted average remaining term to maturity (in months)	84		84
Fair value:
Recognized as an asset	$ 130.9		$ 7.2
Recognized as a liability	2.6		105.3

See Notes 20 and 21 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of December 31, 2015, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2015, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 87 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Nominees for Director” in the People’s United Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days of People’s United’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has determined that William F. Cruger, Jr. and Janet M. Hansen, members of the Audit Committee of the Board, are each an “audit committee financial expert” and are “independent” within the meaning of those terms as used in the instructions to this Item 10.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United’s equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,677,424	$15.13	25,126,388	(1)
Equity compensation plans not approved by security holders	—	n/a	—
Total	19,677,424	$15.13	25,126,388	(1)

(1)	Of this amount, 251,071 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 24,875,317 shares are issuable pursuant to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan either in the form of options, stock appreciation rights, shares of restricted stock or performance shares. Information describing these plans appears in Note 17 to the Consolidated Financial Statements.

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

Consolidated Statements of Condition as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

3.2	Seventh Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.2*	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.3*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.6*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*	People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.7(a)*	Form of Grant Agreement for Performance Shares under People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.8*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

Designation	Description

10.10(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016)

10.12*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.13*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.14*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.15*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.15(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.16*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.17(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: February 29, 2016	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: February 29, 2016	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: February 29, 2016	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 29, 2016	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 29, 2016	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: February 29, 2016	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: February 29, 2016	By:	/s/ George P. Carter
George P. Carter
Chairman and Director

Date: February 29, 2016	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: February 29, 2016	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: February 29, 2016	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: February 29, 2016	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: February 29, 2016	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date: February 29, 2016	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: February 29, 2016	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: February 29, 2016	By:	/s/ Kirk W. Walters
Kirk W. Walters
Senior Executive Vice President and
Director

STATEMENT OF MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, content and integrity of the consolidated financial statements and all other information included in this annual report. The consolidated financial statements and related footnotes are prepared in conformity with U.S. generally accepted accounting principles. Management is also responsible for compliance with laws and regulations relating to safety and soundness as designated by the Office of the Comptroller of the Currency.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: February 29, 2016

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the internal control over financial reporting of People’s United Financial, Inc. (“People’s”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

February 29, 2016

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2015	2014
Assets
Cash and due from banks (note 2)	$334.8	$345.1
Short-term investments (note 2)	380.5	668.6

Total cash and cash equivalents	715.3	1,013.7

Securities purchased under agreements to resell (note 2)	—	100.0
Securities (note 3):
Trading account securities, at fair value	6.7	8.3
Securities available for sale, at fair value	4,527.7	3,993.7
Securities held to maturity, at amortized cost (fair value of $1.66 billion and $881.6 million)	1,609.6	834.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	305.4	175.7

Total securities	6,449.4	5,012.0

Loans held for sale (note 4)	34.5	34.2

Loans (note 4):
Commercial	10,722.0	10,055.1
Commercial real estate	10,028.8	9,404.3
Residential mortgage	5,457.0	4,932.0
Consumer	2,203.1	2,200.6

Total loans	28,410.9	26,592.0
Less allowance for loan losses	(211.0)	(198.3)

Total loans, net	28,199.9	26,393.7

Goodwill (note 5)	1,958.7	1,954.5
Bank-owned life insurance	346.5	343.3
Premises and equipment, net (note 6)	257.8	277.8
Other acquisition-related intangible assets (note 5)	129.1	148.0
Other assets (note 7)	786.2	719.9

Total assets	$38,877.4	$35,997.1

Liabilities
Deposits (note 8):
Non-interest-bearing	$6,178.6	$5,655.1
Savings, interest-bearing checking and money market	17,420.7	15,252.4
Time	4,818.1	5,230.7

Total deposits	28,417.4	26,138.2

Borrowings (note 9):
Federal Home Loan Bank advances	3,463.8	2,291.7
Customer repurchase agreements	469.5	486.0
Federal funds purchased	374.0	913.0
Other borrowings	—	1.0

Total borrowings	4,307.3	3,691.7

Notes and debentures (note 10)	1,038.7	1,033.5
Other liabilities (note 7)	382.4	500.6

Total liabilities	34,145.8	31,364.0

Commitments and contingencies (notes 19 and 20)

Stockholders’ Equity (note 12)
Common stock ($0.01 par value; 1.95 billion shares authorized; 399.2 million shares and 396.8 million shares issued)	3.9	3.9
Additional paid-in capital	5,337.7	5,291.2
Retained earnings	880.8	826.7
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.3 million shares and 7.7 million shares) (note 16)	(151.8)	(159.0)
Accumulated other comprehensive loss (note 15)	(177.2)	(168.2)
Treasury stock, at cost (89.1 million shares and 89.0 million shares)	(1,161.8)	(1,161.5)

Total stockholders’ equity	4,731.6	4,633.1

Total liabilities and stockholders’ equity	$38,877.4	$35,997.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2015	2014	2013
Interest and dividend income:
Commercial	$364.4	$351.0	$347.0
Commercial real estate	343.5	354.2	351.2
Residential mortgage	165.4	153.5	139.9
Consumer	72.3	73.9	74.8

Total interest on loans	945.6	932.6	912.9
Securities	121.5	96.8	89.7
Loans held for sale	1.3	0.8	1.5
Short-term investments	0.5	0.4	0.3

Total interest and dividend income	1,068.9	1,030.6	1,004.4

Interest expense:
Deposits (note 8)	95.5	80.9	81.1
Borrowings (note 9)	11.5	11.1	10.5
Notes and debentures	29.8	26.7	24.2

Total interest expense	136.8	118.7	115.8

Net interest income	932.1	911.9	888.6
Provision for loan losses (note 4)	33.4	40.6	43.7

Net interest income after provision for loan losses	898.7	871.3	844.9

Non-interest income:
Bank service charges	125.2	128.6	127.3
Investment management fees	43.7	41.6	37.2
Commercial banking lending fees	42.6	36.4	40.4
Operating lease income	42.3	41.6	34.5
Insurance revenue	30.7	29.9	31.2
Brokerage commissions	12.6	13.6	13.7
Gain on sale of business, net of expenses (note 7)	9.2	20.6	—
Net gains on sales of residential mortgage loans (note 4)	5.5	2.9	14.8
Net gains (losses) on sales of acquired loans (note 4)	1.7	(0.9)	5.7
Net security gains (note 3)	—	3.0	—
Other non-interest income	38.9	33.5	36.9

Total non-interest income	352.4	350.8	341.7

Non-interest expense:
Compensation and benefits (notes 16 and 17)	449.5	436.0	427.1
Occupancy and equipment (notes 6 and 19)	149.5	147.3	148.0
Professional and outside services	68.0	59.2	60.6
Operating lease expense	37.1	37.4	31.3
Regulatory assessments	35.1	35.6	33.8
Amortization of other acquisition-related intangible assets (note 5)	23.9	24.8	26.2
Other non-interest expense	97.5	101.2	112.0

Total non-interest expense	860.6	841.5	839.0

Income before income tax expense	390.5	380.6	347.6
Income tax expense (note 11)	130.4	128.9	115.2

Net income	$260.1	$251.7	$232.4

Earnings per common share (note 14):
Basic	$0.86	$0.84	$0.74
Diluted	0.86	0.84	0.74

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2015	2014	2013
Net income	$260.1	$251.7	$232.4

Other comprehensive loss, before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial (loss) gain arising during the year	(3.5)	(98.5)	92.0
Reclassification adjustment for net actuarial loss included in net income	9.1	8.4	8.8

Net actuarial gain (loss)	5.6	(90.1)	100.8

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.0)	(1.0)	(1.1)

Net actuarial gain (loss) and prior service credit	4.6	(91.1)	99.7

Net unrealized gains and losses on securities available for sale:
Net unrealized holding (losses) gains arising during the year	(22.1)	70.9	(194.4)
Unrealized holding losses on securities transferred during the year	—	—	37.0
Reclassification adjustment for net realized gains included in net income	—	(3.0)	—

Net unrealized (losses) gains	(22.1)	67.9	(157.4)

Net unrealized losses on securities transferred to held to maturity:
Unrealized holding losses on securities transferred during the year	—	—	(37.0)
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.1	3.0	—

Net unrealized gains (losses)	3.1	3.0	(37.0)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized (losses) gains arising during the year	(1.1)	(0.9)	0.7
Reclassification adjustment for net realized losses included in net income	1.2	1.3	1.2

Net unrealized gains	0.1	0.4	1.9

Other comprehensive loss, before tax	(14.3)	(19.8)	(92.8)

Deferred income tax benefit related to other comprehensive loss	5.3	6.7	34.6

Total other comprehensive loss, net of tax (note 15)	(9.0)	(13.1)	(58.2)

Total comprehensive income	$251.1	$238.6	$174.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2012	$3.9	$5,261.3	$756.2	$(173.5)	$(96.9)	$(712.2)	$5,038.8
Net income	—	—	232.4	—	—	—	232.4
Total other comprehensive loss, net of tax (note 15)	—	—	—	—	(58.2)	—	(58.2)
Cash dividends on common stock ($0.6475 per share)	—	—	(204.8)	—	—	—	(204.8)
Restricted stock awards	—	8.9	(0.2)	—	—	0.9	9.6
Employee Stock Ownership Plan common stock committed to be released (note 16)	—	—	(2.4)	7.3	—	—	4.9
Common stock repurchased (note 12)	—	—	—	—	—	(458.9)	(458.9)
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(2.2)	—	—	—	(2.2)
Stock options and related tax benefits	—	6.8	—	—	—	—	6.8

Balance at December 31, 2013	3.9	5,277.0	779.0	(166.2)	(155.1)	(1,170.2)	4,568.4
Net income	—	—	251.7	—	—	—	251.7
Total other comprehensive loss, net of tax (note 15)	—	—	—	—	(13.1)	—	(13.1)
Cash dividends on common stock ($0.6575 per share)	—	—	(196.9)	—	—	—	(196.9)
Restricted stock awards	—	2.9	(2.0)	—	—	8.7	9.6
Employee Stock Ownership Plan common stock committed to be released (note 16)	—	—	(2.1)	7.2	—	—	5.1
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(3.0)	—	—	—	(3.0)
Stock options and related tax benefits	—	11.3	—	—	—	—	11.3

Balance at December 31, 2014	3.9	5,291.2	826.7	(159.0)	(168.2)	(1,161.5)	4,633.1
Net income	—	—	260.1	—	—	—	260.1
Total other comprehensive loss, net of tax (note 15)	—	—	—	—	(9.0)	—	(9.0)
Cash dividends on common stock ($0.6675 per share)	—	—	(201.2)	—	—	—	(201.2)
Restricted stock awards	—	10.6	0.2	—	—	(0.3)	10.5
Employee Stock Ownership Plan common stock committed to be released (note 16)	—	—	(1.8)	7.2	—	—	5.4
Common stock repurchased and retired upon vesting of restricted stock awards (note 17)	—	—	(3.2)	—	—	—	(3.2)
Stock options and related tax benefits	—	35.9	—	—	—	—	35.9

Balance at December 31, 2015	$3.9	$5,337.7	$880.8	$(151.8)	$(177.2)	$(1,161.8)	$4,731.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash flows

Years ended December 31 (in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$260.1	$251.7	$232.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	39.3	39.6	40.3
Expense related to operating leases	37.1	37.4	31.3
Provision for loan losses	33.4	40.6	43.7
Amortization of other acquisition-related intangible assets	23.9	24.8	26.2
Expense related to share-based awards	17.2	14.9	13.9
Employee Stock Option Plan common stock committed to be released	5.4	5.1	4.9
Deferred income tax expense	14.1	6.7	15.5
Gain on sale of business, net of expenses	(9.2)	(20.6)	—
Net gains on sales of residential mortgage loans	(5.5)	(2.9)	(14.8)
Net (gains) losses on sales of acquired loans	(1.7)	0.9	(5.7)
Net security gains	—	(3.0)	—
Originations of loans held-for-sale	(448.3)	(308.4)	(721.9)
Proceeds from sales of loans held-for-sale	453.5	300.4	790.4
Net decrease (increase) in trading account securities	1.6	—	(1.8)
Net changes in other assets and other liabilities	(92.6)	(37.2)	(75.0)

Net cash provided by operating activities	328.3	350.0	379.4

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	100.0	(100.0)	—
Proceeds from principal repayments and maturities of securities available for sale	821.4	686.7	938.5
Proceeds from sales of securities available for sale	305.9	539.2	—
Proceeds from principal repayments and maturities of securities held to maturity	25.6	64.4	0.2
Purchases of securities available for sale	(1,766.4)	(879.8)	(1,373.8)
Purchases of securities held to maturity	(803.3)	(251.4)	—
Net redemptions (purchases) of Federal Home Loan Bank stock	10.4	—	(102.0)
Net purchases of Federal Reserve Bank stock	(140.1)	—	—
Proceeds from sales of loans	31.3	9.7	30.8
Loan disbursements, net of principal collections	(1,856.5)	(2,241.5)	(2,731.4)
Purchases of loans	(9.5)	—	—
Purchases of premises and equipment	(29.8)	(19.5)	(14.0)
Purchases of leased equipment	(50.5)	(34.0)	(70.0)
Proceeds from sales of real estate owned	23.4	14.5	18.0
Return of premiums on bank-owned life insurance, net	1.2	1.4	1.0
Cash paid in acquisition	(10.3)	—	—

Net cash used in investing activities	(3,347.2)	(2,210.3)	(3,302.7)

Cash Flows from Financing Activities:
Net increase in deposits	2,279.2	3,580.9	806.8
Net increase (decrease) in borrowings with terms of three months or less	619.5	(1,362.2)	2,709.1
Repayments of borrowings with terms of more than three months	(1.3)	(0.6)	(35.5)
Net proceeds from issuance of notes and debentures	—	394.4	—
Repayments of notes and debentures	—	(19.0)	(20.6)
Cash dividends paid on common stock	(201.2)	(196.9)	(204.8)
Common stock repurchases	(3.2)	(3.0)	(461.1)
Proceeds from stock options exercised, including excess income tax benefits	27.5	6.0	2.4

Net cash provided by financing activities	2,720.5	2,399.6	2,796.3

Net (decrease) increase in cash and cash equivalents	(298.4)	539.3	(127.0)
Cash and cash equivalents at beginning of year	1,013.7	474.4	601.4

Cash and cash equivalents at end of year	$715.3	$1,013.7	$474.4

Supplemental Information:
Interest payments	$136.2	$108.8	$118.6
Income tax payments	107.8	109.7	93.7
Real estate properties acquired by foreclosure	14.7	17.6	21.7
Unsettled purchases of securities	5.0	91.5	23.3
Securities transferred from available for sale to held to maturity at fair value (note 3)	—	—	584.5
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

People’s United Financial, Inc. (“People’s United” or the “Company”) is a bank holding company and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and is incorporated under the state laws of Delaware. People’s United is the holding company for People’s United Bank, N.A. (the “Bank”), a national banking association headquartered in Bridgeport, Connecticut. Prior to February 23, 2015, the Company was a savings and loan holding company within the meaning of the Home Owners’ Loan Act and the Bank was a federally-chartered savings bank. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers.

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

People’s United is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and subject to FRB examination, supervision and reporting requirements. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and subject to OCC examination, supervision and reporting requirements.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of People’s United and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from management’s current estimates, as a result of changing conditions and future events.

Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for loan losses and asset impairment judgments, such as the recoverability of goodwill and other intangible assets. These accounting estimates, which are included in the discussion below, are reviewed with the Audit Committee of the Board of Directors.

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

Debt securities for which People’s United has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income (loss). Premiums are amortized and discounts are accreted to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Securities transferred from available for sale to held to maturity are recorded at fair value at the date of transfer. The unrealized pre-tax gain or loss resulting from the difference between fair value and amortized cost at the transfer date becomes part of the new amortized cost basis of the securities and remains in accumulated other comprehensive loss (“AOCL”). Such unrealized gains or losses are amortized to interest income as an adjustment to yield over the remaining life of the securities, offset by the amortization of the premium or discount resulting from the transfer at fair value, with no effect to net income.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Both FRB-NY stock and Federal Home Loan Bank (“FHLB”) stock are non-marketable equity securities and are, therefore, reported at their respective costs, which equals par value (the amount at which shares have been redeemed in the past). These investments are periodically evaluated for impairment based on, among other things, the capital adequacy of the FRB-NY or applicable FHLB and their overall financial condition.

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

People’s United accounts for securities resale agreements as secured lending transactions and securities repurchase agreements as secured borrowings since the transferor maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The securities are pledged by the transferor as collateral and the transferee has the right by contract to repledge that collateral provided the same collateral is returned to the transferor upon maturity of the underlying agreement. The fair value of the pledged collateral approximates the recorded amount of the secured loan or borrowing. Decreases in the fair value of the transferred securities below an established threshold require the transferor to provide additional collateral.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the aggregate with any adjustment for net unrealized losses reported in non-interest income. Management identifies and designates as loans held for sale certain newly-originated adjustable-rate and fixed-rate residential mortgage loans that meet secondary market requirements, as these loans are originated with the intent to sell. From time to time, management identifies and designates residential mortgage loans held in the loan portfolio for sale. Such loans are transferred to loans held for sale and adjusted to the lower of cost or fair value with the resulting unrealized loss, if any, reported in non-interest income.

Loans

Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ below). All other loans are referred to as ‘originated’ loans.

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at December 31, 2015, 2014 or 2013.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans also include certain originated loans whose terms have been modified in such a way that they are considered troubled debt restructurings (“TDRs”). Originated loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; and (iii) an extension of the loan’s original contractual term at a stated previously accrued principal or interest.

TDRs may either be accruing or placed on non-accrual status (and reported as non-performing loans) depending upon the loan’s specific circumstances, including the nature and extent of the related modifications. TDRs on non-accrual status remain classified as such until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months in the case of a commercial loan or, in the case of a retail loan, when the loan is less than 90 days past due. Loans may continue to be reported as TDRs after they are returned to accrual status. In accordance with regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy and meeting certain criteria are also required to be classified as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis.

Impairment is evaluated on a collective basis for smaller-balance loans with similar credit risk and on an individual loan basis for other loans. If a loan is deemed to be impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported (net of the allowance) at the present value of expected future cash flows discounted at the loan’s original effective interest rate or at the fair value of the collateral less cost to sell if repayment is expected solely from the collateral. Interest payments on impaired non-accrual loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical default data over a multi-year period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated “One” represent those loans least likely to default while loans rated “Nine” represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the historical pattern of loans migrating from one risk rating to another and to default status over time as well as the length of time that it takes losses to emerge. Estimated loan default factors, which are updated annually (or more frequently, if necessary), are multiplied by loan balances within each risk-rating category and again multiplied by a historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are also updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during 2015.

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

The portfolio-specific risk characteristics considered include: (i) collateral values/loan-to-value (“LTV”) ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.), the combination of which results in a loan being classified as either “High”, “Moderate” or “Low” risk. These risk classifications are reviewed quarterly to ensure that changes within the portfolio, as well as economic indicators and industry developments, have been appropriately considered in establishing the related allowance for loan losses.

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in the amount of the qualitative component of the related allowance for loan losses during 2015.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during 2015. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the year ended December 31, 2015.

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

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test as described below. People’s United elected to perform this optional qualitative assessment in its evaluation of goodwill impairment as of October 1st (the annual impairment evaluation date) in 2013, and concluded that performance of the two-step impairment test was not required. In both 2015 and 2014, People’s United elected to perform the two-step impairment test.

The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. At this time, none of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United formally documents at inception all relationships between the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities, or to specific firm commitments or forecasted transactions. People’s United also formally assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective or has ceased to be a highly effective hedge, People’s United would discontinue hedge accounting prospectively. Gains or losses resulting from the termination of a derivative accounted for as a cash flow hedge remain in AOCL and are amortized to earnings over the remaining period of the former hedging relationship, provided the hedged item continues to be outstanding or it is probable the forecasted transaction will occur.

People’s United uses the dollar offset method, regression analysis and scenario analysis to assess hedge effectiveness at inception and on an ongoing basis. Such methods are chosen based on the nature of the hedge strategy and are used consistently throughout the life of the hedging relationship.

Certain derivative financial instruments are offered to commercial customers to assist them in meeting their financing and investing objectives and for their risk management purposes. These derivative financial instruments consist primarily of interest rate swaps, but also include foreign exchange contracts. The interest rate and foreign exchange risks associated with customer interest rate swaps and foreign exchange contracts are mitigated by entering into similar derivatives having essentially offsetting terms with institutional counterparties.

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

Standards effective in 2015

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

Standards effective in 2016

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

Presentation of Debt Issuance Costs

In April 2015, the FASB amended its standards with respect to the presentation of debt issuance costs by changing the required presentation of such costs from an asset on the balance sheet to a deduction from the related debt liability. For public business entities, this new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for People’s United) and is to be applied retrospectively. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Standards effective in 2018

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

Presentation of Deferred Taxes

In December 2015, the FASB amended its standards with respect to the presentation of deferred income taxes to eliminate the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial condition, thereby simplifying the presentation of deferred income taxes. For public business entities, this new amendment is effective for annual periods beginning after December 15, 2017 (January 1, 2018 for People’s United) and may be applied either prospectively or retrospectively to all periods presented. Earlier application of the amendment is permitted as of the beginning of an interim or annual reporting period. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB amended its standards to address certain aspects of recognition, presentation and disclosure of financial instruments. The amended guidance (i) requires that equity investments be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by permitting a qualitative assessment to identify impairment. The guidance also contains additional disclosure and presentation requirements associated with financial instruments. For public business entities this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The cumulative effect transition method will be applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Standards effective in 2019

Accounting for Leases

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of financial condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United). The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

NOTE 2 – Cash and Short-Term Investments

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $86.0 million and $87.2 million at December 31, 2015 and 2014, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and interest-bearing deposits at the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and had yields of 0.50% and 0.25% at December 31, 2015 and 2014, respectively.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2015	2014
Interest-bearing deposits at the FRB-NY	$333.7	$626.5
Money market mutual funds	8.0	7.3
Other (1)	38.8	34.8

Total short-term investments	$380.5	$668.6

(1)	Includes cash collateral posted for certain derivative positions.

In connection with its securities purchased under agreements to resell, People’s United takes delivery of collateral from all counterparties. The fair value of the collateral securing the agreements outstanding at December 31, 2014 was $100.4 million (no agreements were outstanding at December 31, 2015).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$363.7	$0.2	$(1.1)	$362.8
GSE residential mortgage-backed securities and CMOs	4,191.3	22.3	(48.9)	4,164.7

Total debt securities	4,555.0	22.5	(50.0)	4,527.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,555.2	$22.5	$(50.0)	$4,527.7

Securities held to maturity:
Debt securities:
State and municipal	$1,019.6	$55.8	$(0.1)	$1,075.3
GSE residential mortgage-backed securities	588.5	—	(2.8)	585.7
Other	1.5	—	—	1.5

Total securities held to maturity	$1,609.6	$55.8	$(2.9)	$1,662.5

As of December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$56.5	$0.3	$—	$56.8
GSE residential mortgage-backed securities and CMOs	3,943.4	39.7	(46.4)	3,936.7

Total debt securities	3,999.9	40.0	(46.4)	3,993.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,000.1	$40.0	$(46.4)	$3,993.7

Securities held to maturity:
Debt securities:
State and municipal	$832.8	$47.4	$(0.1)	$880.1
Other	1.5	—	—	1.5

Total securities held to maturity	$834.3	$47.4	$(0.1)	$881.6

Securities available for sale with a fair value of $1.64 billion and $1.43 billion at December 31, 2015 and 2014, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2015, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale			Held to Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$31.1	$31.1	0.57%	$—	$—	—%
After 1 but within 5 years	332.6	331.7	1.05	—	—	—

Total	363.7	362.8	1.01	—	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	860.3	871.8	2.24	—	—	—
After 10 years	3,331.0	3,292.9	1.89	588.5	585.7	2.22

Total	4,191.3	4,164.7	1.96	588.5	585.7	2.22

State and municipal:
Within 1 year	—	—	—	3.9	3.9	4.20
After 1 but within 5 years	—	—	—	22.2	22.6	4.99
After 5 but within 10 years	—	—	—	353.0	376.9	3.36
After 10 years	—	—	—	640.5	671.9	4.56

Total	—	—	—	1,019.6	1,075.3	4.16

Other:
After 1 but within 5 years	—	—	—	1.5	1.5	2.10

Total	—	—	—	1.5	1.5	2.10

Total:
Within 1 year	31.1	31.1	0.57	3.9	3.9	4.20
After 1 but within 5 years	332.6	331.7	1.05	23.7	24.1	4.80
After 5 but within 10 years	860.3	871.8	2.24	353.0	376.9	3.36
After 10 years	3,331.0	3,292.9	1.89	1,229.0	1,257.6	3.44

Total	$4,555.0	$4,527.5	1.88%	$1,609.6	$1,662.5	3.45%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2015 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$2,200.8	$(20.3)	$933.9	$(28.6)	$3,134.7	$(48.9)
U.S. Treasury and agency	346.3	(1.1)	—	—	346.3	(1.1)
Securities held to maturity:
GSE residential mortgage-backed securities	585.7	(2.8)	—	—	585.7	(2.8)
State and municipal	22.3	(0.1)	3.7	—	26.0	(0.1)

Total	$3,155.1	$(24.3)	$937.6	$(28.6)	$4,092.7	$(52.9)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2014 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$111.9	$(0.1)	$1,744.2	$(46.3)	$1,856.1	$(46.4)
Securities held to maturity:
State and municipal	31.8	(0.1)	—	—	31.8	(0.1)

Total	$143.7	$(0.2)	$1,744.2	$(46.3)	$1,887.9	$(46.5)

At December 31, 2015, approximately 11% of the 1,328 securities owned by the Company, consisting of 103 securities classified as available for sale and 48 securities classified as held to maturity, had gross unrealized losses totaling $50.0 million and $2.9 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates.

Management believes that all gross unrealized losses within the securities portfolio at December 31, 2015 and 2014 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. The components of net security gains on debt securities are summarized below (gains for the year ended December 31, 2013 totaled less than $0.1 million). Net gains and losses on trading account securities, which are not included in the table below, totaled less than $0.1 million for each of the years ended December 31, 2015, 2014 and 2013.

Years ended December 31 (in millions)	2015	2014	2013
Debt securities:
Gains	$0.3	$4.4	$—
Losses	(0.3)	(1.4)	—

Net security gains	$—	$3.0	$—

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $154.0 million and $164.4 million at December 31, 2015 and 2014, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. acquisition completed in 2010, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both December 31, 2015 and 2014). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2015 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $4.6 million, $2.8 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY in an amount equal to 6% of its capital and surplus. The Bank’s net purchases of FRB-NY capital stock totaled $140.1 million in 2015. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2015 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $7.1 million for the year ended December 31, 2015.

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

Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1). All other loans are referred to as ‘originated’ loans. Accordingly, selected credit quality disclosures that follow are presented separately for the ‘originated’ loan portfolio and the ‘acquired’ loan portfolio.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	2015			2014
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,696.9	$331.9	$10,028.8	$8,960.3	$444.0	$9,404.3

Commercial and industrial	7,526.4	222.3	7,748.7	6,891.1	298.5	7,189.6
Equipment financing	2,957.6	15.7	2,973.3	2,839.0	26.5	2,865.5

Total commercial	10,484.0	238.0	10,722.0	9,730.1	325.0	10,055.1

Total Commercial Portfolio	20,180.9	569.9	20,750.8	18,690.4	769.0	19,459.4

Retail:
Residential mortgage:
Adjustable-rate	4,733.3	117.9	4,851.2	4,254.7	139.1	4,393.8
Fixed-rate	536.1	69.7	605.8	446.8	91.4	538.2

Total residential mortgage	5,269.4	187.6	5,457.0	4,701.5	230.5	4,932.0

Consumer:
Home equity	2,115.5	38.2	2,153.7	2,092.9	50.2	2,143.1
Other consumer	48.5	0.9	49.4	56.3	1.2	57.5

Total consumer	2,164.0	39.1	2,203.1	2,149.2	51.4	2,200.6

Total Retail Portfolio	7,433.4	226.7	7,660.1	6,850.7	281.9	7,132.6

Total loans	$27,614.3	$796.6	$28,410.9	$25,541.1	$1,050.9	$26,592.0

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $59.8 million and $54.8 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, 27%, 20% and 17% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to customers located in the New England states as a group represented 59% and 61% of total loans at December 31, 2015 and 2014, respectively. Substantially all of the equipment financing portfolio (97% at both December 31, 2015 and 2014) was to customers located outside of New England. At December 31, 2015, 34% of the equipment financing portfolio was to customers located in Texas, California, Louisiana and New York, and no other state exposure was greater than 5%.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial real estate loans include construction loans totaling $630.6 million and $657.5 million at December 31, 2015 and 2014, respectively, net of the unadvanced portion of such loans totaling $314.1 million and $434.7 million, respectively.

At December 31, 2015, residential mortgage loans included $1.1 billion of interest-only loans, of which $0.5 million are stated-income loans, compared to $993.3 million and $1.0 million, respectively, at December 31, 2014. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $105.7 million and $107.9 million at December 31, 2015 and 2014, respectively, net of the unadvanced portion of such loans totaling $38.6 million and $45.6 million, respectively.

People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $5.5 million, $2.9 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Loans held for sale at December 31, 2015 and 2014 consisted of newly-originated residential mortgage loans with carrying amounts of $34.5 million and $34.2 million, respectively. During 2015, 2014 and 2013, the Company sold acquired loans with outstanding principal balances totaling $24.1 million, $10.4 million and $12.4 million, respectively (carrying amounts of $22.3 million, $10.3 million and $10.2 million, respectively) and recognized net gains (losses) on sales totaling $1.7 million, $(0.9) million and $5.7 million, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2012	$157.5	$10.5	$168.0	$20.0	$—	$20.0	$188.0

Charge-offs	(29.7)	(4.1)	(33.8)	(16.0)	(0.3)	(16.3)	(50.1)
Recoveries	3.7	—	3.7	2.5	—	2.5	6.2

Net loan charge-offs	(26.0)	(4.1)	(30.1)	(13.5)	(0.3)	(13.8)	(43.9)
Provision for loan losses	27.0	3.4	30.4	12.5	0.8	13.3	43.7

Balance at December 31, 2013	158.5	9.8	168.3	19.0	0.5	19.5	187.8

Charge-offs	(22.3)	(2.6)	(24.9)	(11.1)	(0.1)	(11.2)	(36.1)
Recoveries	3.6	—	3.6	2.4	—	2.4	6.0

Net loan charge-offs	(18.7)	(2.6)	(21.3)	(8.7)	(0.1)	(8.8)	(30.1)
Provision for loan losses	29.8	2.6	32.4	8.2	—	8.2	40.6

Balance at December 31, 2014	169.6	9.8	179.4	18.5	0.4	18.9	198.3

Charge-offs	(20.1)	—	(20.1)	(7.9)	—	(7.9)	(28.0)
Recoveries	4.9	—	4.9	2.4	—	2.4	7.3

Net loan charge-offs	(15.2)	—	(15.2)	(5.5)	—	(5.5)	(20.7)
Provision for loan losses	27.4	(1.9)	25.5	8.1	(0.2)	7.9	33.4

Balance at December 31, 2015	$181.8	$7.9	$189.7	$21.1	$0.2	$21.3	$211.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2015 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$155.1	$5.5	$20,025.8	$176.3	$569.9	$7.9	$20,750.8	$189.7
Retail	97.0	3.9	7,336.4	17.2	226.7	0.2	7,660.1	21.3

Total	$252.1	$9.4	$27,362.2	$193.5	$796.6	$8.1	$28,410.9	$211.0

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
As of December 31, 2014 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$174.5	$7.6	$18,515.9	$162.0	$769.0	$9.8	$19,459.4	$179.4
Retail	95.0	3.9	6,755.7	14.6	281.9	0.4	7,132.6	18.9

Total	$269.5	$11.5	$25,271.6	$176.6	$1,050.9	$10.2	$26,592.0	$198.3

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2015	2014	2013
Commercial:
Commercial and industrial	$44.9	$55.8	$43.8
Commercial real estate	30.2	60.2	70.8
Equipment financing	27.5	25.4	23.2

Total (1)	102.6	141.4	137.8

Retail:
Residential mortgage	37.2	37.6	58.9
Home equity	19.5	17.9	19.8
Other consumer	0.1	0.1	0.1

Total (2)	56.8	55.6	78.8

Total	$159.4	$197.0	$216.6

(1)	Reported net of government guarantees totaling $16.9 million, $17.6 million and $19.4 million at December 31, 2015, 2014 and 2013, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2015, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $19.9 million, $18.9 million and $28.7 million of loans in the process of foreclosure at December 31, 2015, 2014 and 2013, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling $27.7 million and $2.3 million, respectively, at December 31, 2015; $100.6 million and $3.0 million, respectively, at December 31, 2014; and $138.0 million and $4.5 million, respectively, at December 31, 2013. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

If interest payments on all originated loans classified as non-performing at December 31, 2015, 2014 and 2013 had been made during the respective years in accordance with the loan agreements, interest income of $14.1 million, $16.1 million and $17.1 million would have been recognized on such loans for the years ended December 31, 2015, 2014 and 2013, respectively. Interest income actually recognized on originated non-performing loans totaled $1.6 million, $3.2 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

People’s United’s recorded investment in originated loans classified as TDRs totaled $195.7 million and $181.6 million at December 31, 2015 and 2014, respectively. The related allowance for loan losses at December 31, 2015 and 2014 was $5.9 million and $7.1 million, respectively. Interest income recognized on TDRs totaled $4.6 million, $3.8 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2015, 2014 and 2013. Originated loans that were modified and classified as TDRs during 2015 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2015 and 2014. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	26	$15.2	$15.2
Commercial and industrial (2)	61	80.6	80.6
Equipment financing (3)	48	28.5	28.5

Total	135	124.3	124.3

Retail:
Residential mortgage (4)	66	20.1	20.1
Home equity (5)	98	9.5	9.5
Other consumer	—	—	—

Total	164	29.6	29.6

Total	299	$153.9	$153.9

(1)	Represents the following concessions: extension of term (21 contracts; recorded investment of $8.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.2 million); or a combination of concessions (3 contracts; recorded investment of $5.1 million).
(2)	Represents the following concessions: extension of term (35 contracts; recorded investment of $41.1 million); reduced payment and/or payment deferral (20 contracts; recorded investment of $35.9 million); or a combination of concessions (6 contracts; recorded investment of $3.6 million).
(3)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (38 contracts; recorded investment of $21.5 million); or a combination of concessions (9 contracts; recorded investment of $6.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (24 contracts; recorded investment of $5.9 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $4.7 million); temporary rate reduction (2 contracts; recorded investment of $0.3 million); or a combination of concessions (27 contracts; recorded investment of $9.2 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (61 contracts; recorded investment of $5.2 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $0.8 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (29 contracts; recorded investment of $3.0 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31, 2014
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	25	$36.2	$36.2
Commercial and industrial (2)	50	43.1	43.1
Equipment financing (3)	28	7.1	7.1

Total	103	86.4	86.4

Retail:
Residential mortgage (4)	130	40.3	40.3
Home equity (5)	135	12.2	12.2
Other consumer	—	—	—

Total	265	52.5	52.5

Total	368	$138.9	$138.9

(1)	Represents the following concessions: extension of term (16 contracts; recorded investment of $13.5 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.8 million); temporary rate reduction (1 contract; recorded investment of $18.2 million); or a combination of concessions (4 contracts; recorded investment of $2.7 million).
(2)	Represents the following concessions: extension of term (20 contracts; recorded investment of $15.3 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $2.4 million); or a combination of concessions (22 contracts; recorded investment of $25.4 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (11 contracts; recorded investment of $2.0 million); or a combination of concessions (17 contracts; recorded investment of $5.1 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (29 contracts; recorded investment of $5.0 million); extension of term (1 contract; recorded investment of $0.6 million); reduced payment and/or payment deferral (32 contracts; recorded investment of $10.0 million); or a combination of concessions (68 contracts; recorded investment of $24.7 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (67 contracts; recorded investment of $5.6 million); reduced payment and/or payment deferral (20 contracts; recorded investment of $2.3 million); temporary rate reduction (2 contracts; recorded investment of $0.6 million); or a combination of concessions (46 contracts; recorded investment of $3.7 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2015 and 2014. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2015 or 2014.

	2015		2014
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	5	$3.2	6	$3.8
Commercial and industrial	4	1.2	4	1.1
Equipment financing	9	4.5	4	0.8

Total	18	8.9	14	5.7

Retail:
Residential mortgage	17	2.6	42	7.8
Home equity	16	1.8	24	1.6
Other consumer	—	—	—	—

Total	33	4.4	66	9.4

Total	51	$13.3	80	$15.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	2015			2014
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$46.5	$45.3	$—	$57.1	$55.8	$—
Commercial and industrial	53.2	50.8	—	51.7	48.6	—
Equipment financing	32.6	26.0	—	30.2	21.4	—
Retail:
Residential mortgage	67.2	60.4	—	65.4	58.9	—
Home equity	23.3	20.5	—	21.3	18.3	—
Other consumer	—	—	—	—	—	—

Total	$222.8	$203.0	$—	$225.7	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$18.8	$14.7	$1.9	$52.1	$27.8	$4.0
Commercial and industrial	19.2	14.7	3.3	21.4	17.4	3.5
Equipment financing	3.8	3.6	0.3	3.6	3.5	0.1
Retail:
Residential mortgage	14.1	14.0	2.9	15.6	15.3	2.6
Home equity	2.3	2.1	1.0	2.6	2.5	1.3
Other consumer	—	—	—	—	—	—

Total	$58.2	$49.1	$9.4	$95.3	$66.5	$11.5

Total impaired loans:
Commercial:
Commercial real estate	$65.3	$60.0	$1.9	$109.2	$83.6	$4.0
Commercial and industrial	72.4	65.5	3.3	73.1	66.0	3.5
Equipment financing	36.4	29.6	0.3	33.8	24.9	0.1

Total	174.1	155.1	5.5	216.1	174.5	7.6

Retail:
Residential mortgage	81.3	74.4	2.9	81.0	74.2	2.6
Home equity	25.6	22.6	1.0	23.9	20.8	1.3
Other consumer	—	—	—	—	—	—

Total	106.9	97.0	3.9	104.9	95.0	3.9

Total	$281.0	$252.1	$9.4	$321.0	$269.5	$11.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2015		2014		2013
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$65.6	$1.6	$76.6	$1.3	$84.1	$1.0
Commercial and industrial	71.6	1.8	46.4	1.1	58.5	1.0
Equipment financing	28.0	0.9	28.6	0.7	32.1	1.5

Total	165.2	4.3	151.6	3.1	174.7	3.5

Retail:
Residential mortgage	75.2	1.5	71.8	1.5	55.0	1.1
Home equity	21.2	0.3	18.0	0.2	14.0	0.1
Other consumer	—	—	—	—	—	—

Total	96.4	1.8	89.8	1.7	69.0	1.2

Total	$261.6	$6.1	$241.4	$4.8	$243.7	$4.7

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2015 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,667.7	$15.0	$14.2	$29.2	$9,696.9
Commercial and industrial	7,466.5	13.1	46.8	59.9	7,526.4
Equipment financing	2,886.7	63.9	7.0	70.9	2,957.6

Total	20,020.9	92.0	68.0	160.0	20,180.9

Retail:
Residential mortgage	5,212.9	31.1	25.4	56.5	5,269.4
Home equity	2,098.9	7.1	9.5	16.6	2,115.5
Other consumer	48.2	0.2	0.1	0.3	48.5

Total	7,360.0	38.4	35.0	73.4	7,433.4

Total originated loans	$27,380.9	$130.4	$103.0	$233.4	$27,614.3

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $16.0 million, $15.0 million and $20.5 million, respectively, and $21.8 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

The portfolio-specific risk characteristics considered include: (i) collateral values/LTV ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification. These risk classifications are reviewed quarterly to ensure that they continue to be appropriate in light of changes within the portfolio and/or economic indicators as well as other industry developments.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2015 and 2014, the allowance for loan losses on acquired loans was $8.1 million and $10.2 million, respectively.

The following is a summary, by class of loan, of credit quality indicators:

As of December 31, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,438.6	$7,153.4	$2,550.0	$19,142.0
Special mention	130.6	121.0	119.1	370.7
Substandard	127.7	250.5	288.5	666.7
Doubtful	—	1.5	—	1.5

Total originated loans	9,696.9	7,526.4	2,957.6	20,180.9

Acquired loans:
Pass	260.9	175.9	6.1	442.9
Special mention	20.1	6.6	5.0	31.7
Substandard	49.1	39.8	4.6	93.5
Doubtful	1.8	—	—	1.8

Total acquired loans	331.9	222.3	15.7	569.9

Total	$10,028.8	$7,748.7	$2,973.3	$20,750.8

As of December 31, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,579.3	$959.2	$25.8	$3,564.3
Moderate risk	2,208.6	651.2	7.9	2,867.7
High risk	481.5	505.1	14.8	1,001.4

Total originated loans	5,269.4	2,115.5	48.5	7,433.4

Acquired loans:
Low risk	97.7	—	—	97.7
Moderate risk	36.2	—	—	36.2
High risk	53.7	38.2	0.9	92.8

Total acquired loans	187.6	38.2	0.9	226.7

Total	$5,457.0	$2,153.7	$49.4	$7,660.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$8,730.9	$6,477.4	$2,481.2	$17,689.5
Special mention	82.4	114.2	110.6	307.2
Substandard	135.3	297.3	247.2	679.8
Doubtful	11.7	2.2	—	13.9

Total originated loans	8,960.3	6,891.1	2,839.0	18,690.4

Acquired loans:
Pass	302.5	174.5	7.6	484.6
Special mention	20.9	52.8	0.7	74.4
Substandard	113.5	55.0	18.2	186.7
Doubtful	7.1	16.2	—	23.3

Total acquired loans	444.0	298.5	26.5	769.0

Total	$9,404.3	$7,189.6	$2,865.5	$19,459.4

As of December 31, 2014 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,280.6	$931.5	$29.5	$3,241.6
Moderate risk	1,921.6	597.1	8.3	2,527.0
High risk	499.3	564.3	18.5	1,082.1

Total originated loans	4,701.5	2,092.9	56.3	6,850.7

Acquired loans:
Low risk	107.0	—	—	107.0
Moderate risk	50.5	—	—	50.5
High risk	73.0	50.2	1.2	124.4

Total acquired loans	230.5	50.2	1.2	281.9

Total	$4,932.0	$2,143.1	$57.5	$7,132.6

Acquired Loans

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2015, the outstanding principal balance and carrying amount of the acquired loan portfolio were $901.9 million and $796.6 million, respectively ($1.18 billion and $1.05 billion, respectively, at December 31, 2014). At December 31, 2015, the aggregate remaining nonaccretable difference applicable to acquired loans totaled $82.9 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

Years ended December 31 (in millions)	2015	2014	2013
Balance at beginning of period	$396.3	$639.7	$890.2
Accretion	(55.5)	(81.0)	(127.1)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	1.1	6.7	5.3
Other changes in expected cash flows (2)	(45.9)	(169.1)	(128.7)

Balance at end of period	$296.0	$396.3	$639.7

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 5 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of People’s United’s goodwill are summarized as follows for the year ended December 31, 2015. There were no changes in goodwill during 2014.

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2014	$1,222.8	$681.9	$49.8	$1,954.5
Acquisition of insurance brokerage firm	—	—	4.2	4.2

Balance at December 31, 2015	$1,222.8	$681.9	$54.0	$1,958.7

In October 2015, PUIA acquired Kesten-Brown Insurance, LLC (“Kesten-Brown”), a Connecticut-based insurance brokerage firm that focuses on commercial lines and employee benefits, in an all-cash transaction. In connection with the acquisition, the Company recorded goodwill of $4.2 million, other acquisition-related intangible assets, consisting of insurance relationships, of $5.0 million and a deferred tax asset of $2.9 million.

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2015 and 2014, tax deductible goodwill totaled $24.1 million and $13.0 million, respectively, and related, almost entirely, to the Kesten-Brown and Butler Bank acquisitions.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United’s other acquisition-related intangible assets:

	2015			2014
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Trade name intangible	$122.7	$42.8	$79.9	$122.7	$34.9	$87.8
Core deposit intangible	143.8	120.0	23.8	143.8	107.3	36.5
Trust relationships	42.7	22.8	19.9	42.7	20.0	22.7
Insurance relationships	36.5	31.0	5.5	31.5	30.5	1.0

Total other acquisition-related intangible assets	$345.7	$216.6	$129.1	$340.7	$192.7	$148.0

Other acquisition-related intangible assets have an original weighted-average amortization period of 14 years. Amortization expense of other acquisition-related intangible assets totaled $23.9 million, $24.8 million and $26.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $23.2 million in 2016; $22.1 million in 2017; $10.7 million in 2018; $9.9 million in 2019; and $9.5 million in 2020. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2015, 2014 and 2013.

NOTE 6 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2015	2014
Land	$38.8	$39.5
Buildings	267.6	269.2
Leasehold improvements	158.2	161.6
Furniture and equipment	225.3	219.0

Total	689.9	689.3
Less: Accumulated depreciation and amortization	432.1	411.5

Total premises and equipment, net	$257.8	$277.8

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $39.3 million, $39.6 million and $40.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2015	2014
Leased equipment	$194.4	$180.9
Fair value of derivative financial instruments (notes 18 and 20)	158.2	132.4
Accrued interest receivable	90.6	82.6
Affordable housing investments (note 11)	83.5	69.6
Assets held in trust for supplemental retirement plans (note 16)	36.5	37.1
Receivables arising from securities brokerage and insurance businesses	33.7	34.8
Funded status of defined benefit pension plans (note 16)	26.6	—
Current income tax receivable (note 11)	26.3	21.1
Investment in joint venture (1)	22.0	21.3
Economic development investments	19.8	19.4
Other prepaid expenses	15.3	16.8
Loans in process	13.1	19.6
Repossessed assets	9.5	2.5
REO:
Residential	7.1	13.6
Commercial	5.5	11.0
FDIC loss-share receivable (note 4)	3.5	5.7
Net deferred tax asset (note 11)	1.9	7.0
Other (2)	38.7	44.5

Total other assets	$786.2	$719.9

(1)	During the quarter ended June 30, 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49% minority interest in the joint venture and recognized a $20.6 million gain, net of related expenses, resulting from its formation. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that were contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.
(2)	During the quarter ended December 31, 2015, the Bank sold its payroll services business and recognized a $9.2 million gain, net of related expenses. The gain represented the fair value of the Bank’s entire portfolio of payroll services customer contracts, which previously had a zero book basis. In connection with this transaction, the Bank recorded a contingent receivable totaling $2.8 million, which is included in other.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of other liabilities are as follows:

As of December 31 (in millions)	2015	2014
Fair value of derivative financial instruments (notes 18 and 20)	$109.5	$97.0
Liabilities for supplemental retirement plans (note 16)	63.9	60.4
Accrued employee benefits	48.4	42.0
Accrued expenses payable	43.7	55.2
Payables arising from securities brokerage and insurance businesses	34.7	37.6
Other postretirement plan (note 16)	14.0	14.6
Accrued interest payable	13.3	13.7
Liability for unsettled purchases of securities	5.0	91.5
Funded status of defined benefit pension plans (note 16)	—	34.9
Other (1)	49.9	53.7

Total other liabilities	$382.4	$500.6

(1)	Includes a contingent payable totaling $2.0 million relating to the Kesten-Brown acquisition (see Note 5).

NOTE 8 – Deposits

The following is an analysis of People’s United’s total deposits by product type:

	2015		2014
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$6,178.6	—%	$5,655.1	—%

Savings, interest-bearing checking and money market	17,420.7	0.21	15,252.4	0.19

Time deposits maturing:
Within 3 months	991.5	0.69	1,254.3	0.63
After 3 but within 6 months	679.6	0.86	912.5	0.62
After 6 months but within 1 year	1,915.6	1.10	1,306.7	0.79
After 1 but within 2 years	636.1	1.06	1,341.0	1.36
After 2 but within 3 years	153.5	0.98	230.9	1.40
After 3 but within 4 years	101.9	1.46	85.5	1.07
After 4 but within 5 years	339.6	1.81	96.2	1.51
After 5 years	0.3	2.44	3.6	2.45

Total	4,818.1	1.03	5,230.7	0.91

Total deposits	$28,417.4	0.30%	$26,138.2	0.29%

Time deposits issued in amounts of $100,000 or more totaled $2.1 billion at both December 31, 2015 and 2014. Overdrafts of non-interest-bearing deposit accounts totaling $1.6 million and $2.6 million at December 31, 2015 and 2014, respectively, have been classified as loans.

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2015	2014	2013
Savings, interest-bearing checking and money market	$43.5	$36.7	$33.0
Time	52.0	44.2	48.1

Total	$95.5	$80.9	$81.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – Borrowings

People’s United’s borrowings are summarized as follows:

	2015		2014
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$2,750.0	0.44%	$1,825.0	0.26%
After 1 month but within 1 year	450.0	0.57	200.2	0.24
After 2 but within 3 years	258.6	2.71	—	—
After 3 but within 4 years	—	—	261.1	2.71
After 5 years	5.2	1.34	5.4	1.33

Total FHLB advances	3,463.8	0.63	2,291.7	0.54

Customer repurchase agreements maturing:
Within 1 month	469.5	0.19	486.0	0.18

Total customer repurchase agreements	469.5	0.19	486.0	0.18

Federal funds purchased maturing:
Within 1 month	374.0	0.32	913.0	0.15

Total federal funds purchased	374.0	0.32	913.0	0.15

Other borrowings maturing:
Within 1 year	—	—	1.0	1.75

Total other borrowings	—	—	1.0	1.75

Total borrowings	$4,307.3	0.55%	$3,691.7	0.39%

At December 31, 2015, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.1 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loan.

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2015	2014	2013
FHLB advances	$9.8	$9.2	$8.2
Customer repurchase agreements	0.9	1.0	1.1
Federal funds purchased	0.8	0.8	1.2
Other borrowings	—	0.1	—

Total	$11.5	$11.1	$10.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2015	2014	2013
FHLB advances:
Balance at year end	$3,463.8	$2,291.7	$3,719.8
Average outstanding during the year	2,306.6	2,593.7	2,043.9
Maximum outstanding at any month end	3,463.8	3,419.5	3,719.8
Average interest rate during the year	0.42%	0.36%	0.40%

Customer repurchase agreements:
Balance at year end	$469.5	$486.0	$501.2
Carrying amount of collateral securities at year end	478.9	495.7	511.2
Average outstanding during the year	463.6	482.0	522.7
Maximum outstanding at any month end	504.5	519.2	581.2
Average interest rate during the year	0.19%	0.20%	0.20%

Federal funds purchased:
Balance at year end	$374.0	$913.0	$825.0
Average outstanding during the year	411.0	471.8	641.2
Maximum outstanding at any month end	582.0	960.0	934.0
Average interest rate during the year	0.19%	0.17%	0.19%

Other borrowings:
Balance at year end	$—	$1.0	$11.0
Carrying amount of collateral securities at year end	—	1.1	1.1
Average outstanding during the year	0.6	57.1	3.9
Maximum outstanding at any month end	1.0	206.2	11.0
Average interest rate during the year	1.76%	0.25%	0.51%
NOTE 10 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2015	2014
People’s United Financial, Inc.:
3.65% senior notes due 2022	$498.8	$498.6
5.80% fixed rate/floating rate subordinated notes due 2017	123.7	122.5
People’s United Bank:
4.00% subordinated notes due 2024	416.2	412.4

Total notes and debentures	$1,038.7	$1,033.5

The 3.65% senior notes represent fixed-rate unsecured and unsubordinated obligations of People’s United with interest payable semi-annually. The Company may redeem the senior notes at its option, in whole or in part, at any time prior to September 6, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) a “make-whole” amount, plus in either case accrued and unpaid interest to the redemption date. In addition, the Company may redeem the senior notes at its option, in whole or in part, at any time on or following September 6, 2022, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed, plus accrued and unpaid interest to the redemption date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United assumed the 5.80% fixed rate/floating rate subordinated notes in connection with its acquisition of Chittenden Corporation (“Chittenden”). These subordinated notes, which were issued in 2007 and are due in February 2017, represent unsecured general obligations of People’s United with interest payable semi-annually. The notes had a coupon of 5.80% for the first five years and converted to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. At December 31, 2015, the interest rate was 1.05%. In 2011, People’s United entered into an interest rate swap to hedge the LIBOR-based floating rate payments on these subordinated notes, which began in February 2012 (see Note 20). People’s United has the option to redeem the notes, in whole or in part, on any interest payment date at a redemption price of 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest.

The 4.00% subordinated notes represent fixed-rate unsecured and subordinated obligations of the Bank with interest payable semi-annually. The Bank may redeem the notes, in whole or in part, on or after April 16, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Bank may redeem the notes in whole, but not in part, at its option at a redemption price equal to 100% of the principal amount of the notes together with accrued but unpaid interest to, but excluding, the date fixed for redemption, within 90 days of the occurrence of a “regulatory event” (as defined). Pursuant to capital regulations of the OCC, effective January 1, 2015, the Bank may not redeem the notes prior to maturity without the prior approval of the OCC. The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the subordinated notes due to changes in interest rates (see Note 20). For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for both People’s United’s and the Bank’s Total risk-based capital (see Note 13).

NOTE 11 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2015	2014	2013
Income tax expense applicable to pre-tax income	$130.4	$128.9	$115.2
Income tax benefit applicable to items reported in total other comprehensive loss (note 15)	(5.3)	(6.7)	(34.6)

Total	$125.1	$122.2	$80.6

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2015	2014	2013
Current tax expense:
Federal	$103.6	$111.9	$89.9
State	12.7	10.3	9.8

Total current tax expense	116.3	122.2	99.7
Deferred tax expense (1)	14.1	6.7	15.5

Total income tax expense	$130.4	$128.9	$115.2

(1)	Includes the effect of decreases in the valuation allowance for state deferred tax assets of $0.1 million, $1.2 million and $2.3 million in 2015, 2014 and 2013, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2015	2014	2013
Expected income tax expense	$136.7	$133.2	$121.7
State income tax, net of federal tax effect	9.3	8.2	7.3
Tax-exempt interest	(16.4)	(13.2)	(11.7)
Tax-exempt income from BOLI	(1.6)	(2.0)	(1.6)
Federal income tax credits	(0.4)	0.8	(3.0)
Other, net	2.8	1.9	2.5

Actual income tax expense	$130.4	$128.9	$115.2

Effective income tax rate	33.4%	33.9%	33.1%

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

The balance of the Company’s affordable housing investments reflected in the Consolidated Statement of Condition at December 31, 2015 totaled $83.5 million (included in other assets). Future contingent commitments (capital calls) related to such investments, the timing of which cannot be reasonably estimated, totaled $74.9 million at that date. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $12.6 million, $10.7 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In 1998, the Bank formed a passive investment company, People’s Mortgage Investment Company, in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2015 and expire between 2020 and 2035.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2015	2014
Deferred tax assets:
Leasing activities	$101.5	$87.1
Allowance for loan losses and non-accrual interest	82.7	77.4
State tax net operating loss carryforwards, net of federal tax effect	68.0	67.2
Equity-based compensation	22.9	22.0
Pension and other postretirement benefits	12.2	35.8
Unrealized loss on securities transferred to held to maturity	12.0	13.1
Unrealized loss on securities available for sale	10.8	2.3
Basis difference in affordable housing investments	—	3.1
Other deductible temporary differences	35.1	32.6

Total deferred tax assets	345.2	340.6
Less: valuation allowance for state deferred tax assets	(68.0)	(68.1)

Total deferred tax assets, net of the valuation allowance	277.2	272.5

Deferred tax liabilities:
Tax over book depreciation	(185.4)	(160.3)
Acquisition-related deferred tax liabilities	(39.9)	(51.0)
Book over tax income recognized on consumer loans	(14.6)	(12.4)
Deferred cancellation-of-indebtedness income	(13.4)	(17.5)
Mark-to-market and original issue discounts for tax purposes	(7.3)	(7.7)
Temporary differences related to merchant services joint venture	(6.8)	(7.2)
Other taxable temporary differences	(7.9)	(9.4)

Total deferred tax liabilities	(275.3)	(265.5)

Net deferred tax asset	$1.9	$7.0

Based on People’s United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United will realize its total deferred tax assets, net of the valuation allowance.

People’s United’s current income tax receivable at December 31, 2015 and 2014 totaled $26.3 million and $21.1 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2015	2014	2013
Balance at beginning of year	$3.0	$3.0	$2.9
Additions for tax positions taken in prior years	0.1	0.1	0.1
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statute of limitations	(0.4)	(0.1)	—

Balance at end of year	$2.7	$3.0	$3.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2015 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.6 million and $0.7 million at December 31, 2015 and 2014, respectively. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits is not expected to change significantly within the next twelve months. People’s United files a consolidated U.S. Federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2011.

NOTE 12 – Stockholders’ Equity and Dividends

People’s United is authorized to issue 50 million shares of preferred stock, par value of $0.01 per share, none of which were outstanding as of December 31, 2015, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 399.2 million shares were issued as of December 31, 2015.

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

In November 2012, People’s United’s Board of Directors authorized the repurchase of common stock. Under this repurchase authorization, up to 10% of the Company’s common stock outstanding, or 33.6 million shares, were to be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2013, the Company completed the repurchase of shares authorized at a total cost of $458.9 million.

In April 2007, People’s United established an Employee Stock Ownership Plan (the “ESOP”) (see Note 16). At that time, People’s United loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2015, 7.3 million shares of People’s United common stock, with a contra-equity balance of $151.8 million, have not been allocated or committed to be released.

Dividends declared and paid per common share totaled $0.6675, $0.6575 and $0.6475 for the years ended December 31, 2015, 2014 and 2013, respectively. People’s United’s dividend payout ratio (dividends paid as a percentage of net income) was 77.3%, 78.2% and 88.1% for the years ended December 31, 2015, 2014 and 2013, respectively.

In the ordinary course of business, People’s United is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and other general corporate purposes. People’s United’s ability to pay cash dividends is governed by federal law, regulations and related guidance. The Bank’s ability to pay cash dividends directly or indirectly to People’s United also is governed by federal law and regulations. These provide that the Bank must receive OCC approval to declare a dividend if the total amount of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any current year exceeds the total of the Bank’s net income for the current year to date, combined with its retained net income for the previous two years, less the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock. The term “retained net income” as defined by federal regulations means the Bank’s net income for a specified period less the total amount of all dividends declared in that period.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank may not pay dividends to People’s United if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines or if the OCC has notified the Bank that it is in need of more than normal supervision. See Note 13 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In 2015, 2014 and 2013, the Bank paid a total of $245.0 million, $244.0 million and $232.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2015, the Bank’s retained net income, as defined by federal regulations, totaled $24.3 million.

NOTE 13 – Regulatory Capital Requirements

Bank holding companies and banks are subject to various regulations regarding capital requirements administered by U.S. banking agencies. The FRB (in the case of a bank holding company) and the OCC (in the case of a bank) may initiate certain actions if a bank holding company or a bank fails to meet minimum capital requirements. In addition, under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. People’s United and the Bank are subject to regulatory capital requirements administered by the FRB and the OCC, respectively.

People’s United and the Bank are both subject to new capital rules (the “Basel III capital rules”) issued by U.S. banking agencies that became effective on January 1, 2015. The Basel III capital rules, among other things: (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”) capital; (ii) specifies that Tier 1 capital consists of CET1 capital and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) defines CET1 capital narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital; and (iv) expands the scope of the adjustments as compared to prior regulations.

When fully phased-in on January 1, 2019, Basel III capital rules will require financial institutions to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum ratio of CET1 capital to total risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by federal regulators about capital components, risk weightings and other factors.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management believes that, as of December 31, 2015, People’s United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank’s capital classification would be warranted.

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2015 are based on the phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET1 capital. At December 31, 2015, People’s United’s and the Bank’s total risk-weighted assets, as defined, both were $29.6 billion.

	As of December 31, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage (1):
People’s United	2,898.1	8.0%	$1,440.6	4.0%	$1,800.8	5.0%
Bank	3,012.7	8.4	1,431.9	4.0	1,789.8	5.0

Common Equity Tier 1 Capital (2):
People’s United	2,898.1	9.8	1,620.7	4.5	2,341.0	6.5
Bank	3,012.7	10.2	1,610.9	4.5	2,326.8	6.5

Tier 1 Risk-Based Capital (3):
People’s United	2,898.1	9.8	1,778.8	6.0	2,371.7	8.0
Bank	3,012.7	10.2	1,777.3	6.0	2,369.7	8.0

Total Risk-Based Capital (4):
People’s United	3,470.5	11.7	2,371.7	8.0	2,964.6	10.0
Bank	3,726.3	12.6	2,369.7	8.0	2,962.1	10.0

(1)	Tier 1 Leverage ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from Common Equity Tier 1 Capital).
(2)	Common Equity Tier 1 Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Common Equity Tier 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of December 31, 2015, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 25-35 basis points on a “fully phased-in” basis compared to the ratios at December 31, 2015.

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

				OCC Requirements
	People’s United Bank			Classification as Well-Capitalized		Minimum Capital Adequacy
(dollars in millions)	Amount		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Tangible capital	$2,881.5	(1)	8.5%	n/a	n/a	$510.3	1.5%
Leverage (core) capital	2,881.5	(1)	8.5	$1,700.9	5.0%	1,360.8	4.0
Risk-based capital:
Tier 1	2,881.5	(1)	10.5	1,647.3	6.0	1,098.2	4.0
Total	3,582.2	(2)	13.0	2,745.4	10.0	2,196.3	8.0

(1)	Represents the Bank’s total equity capital, excluding: (i) after-tax net unrealized gains and losses on certain securities classified as available for sale; (ii) after-tax net unrealized gains and losses on securities transferred to held to maturity; (iii) after-tax net unrealized gains and losses on derivatives accounted for as cash flow hedges; (iv) certain assets not recognized for regulatory capital purposes (principally goodwill and other acquisition-related intangible assets); and (v) the amount recorded in AOCL relating to pension and other postretirement benefits.
(2)	Represents Tier 1 capital plus qualifying subordinated notes and debentures, up to certain limits, and the allowance for loan losses up to 1.25% of total risk-weighted assets.

NOTE 14 – Earnings Per Common Share

The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2015	2014	2013
Net income	$260.1	$251.7	$232.4
Dividends and undistributed earnings allocated to participating securities	(1.1)	(1.2)	(1.2)

Income attributable to common shareholders	$259.0	$250.5	$231.2

Average common shares outstanding for basic EPS	300.4	298.2	311.9
Effect of dilutive equity-based awards	—	0.1	0.1

Average common and common-equivalent shares for diluted EPS	300.4	298.3	312.0

Basic EPS	$0.86	$0.84	$0.74

Diluted EPS	$0.86	$0.84	$0.74

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 19.7 million shares, 17.7 million shares and 14.0 million shares for the years ended December 31, 2015, 2014 and 2013, respectively, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to pension and other postretirement plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2015, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(148.2)	$52.8	$—	$(1.5)	$(96.9)

Other comprehensive income (loss) before reclassifications	58.3	(99.3)	(23.3)	0.5	(63.8)
Amounts reclassified from AOCL (1)	4.9	—	—	0.7	5.6

Current period other comprehensive income (loss)	63.2	(99.3)	(23.3)	1.2	(58.2)

Balance at December 31, 2013	(85.0)	(46.5)	(23.3)	(0.3)	(155.1)

Other comprehensive income (loss) before reclassifications	(62.6)	44.6	—	(0.6)	(18.6)
Amounts reclassified from AOCL (1)	4.7	(1.8)	1.8	0.8	5.5

Current period other comprehensive income (loss)	(57.9)	42.8	1.8	0.2	(13.1)

Balance at December 31, 2014	(142.9)	(3.7)	(21.5)	(0.1)	(168.2)

Other comprehensive income (loss) before reclassifications	(2.2)	(14.0)	—	(0.7)	(16.9)
Amounts reclassified from AOCL (1)	5.1	—	2.0	0.8	7.9

Current period other comprehensive income (loss)	2.9	(14.0)	2.0	0.1	(9.0)

Balance at December 31, 2015	$(140.0)	$(17.7)	$(19.5)	$—	$(177.2)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2015	2014	2013
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(9.1)	$(8.4)	$(8.8)	(1)
Prior service credit	1.0	1.0	1.1	(1)

	(8.1)	(7.4)	(7.7)	Income before income tax expense
	3.0	2.7	2.8	Income tax expense

	(5.1)	(4.7)	(4.9)	Net income

Reclassification adjustment for net realized gains on securities available for sale	—	3.0	—	Income before income tax expense (2)
	—	(1.2)	—	Income tax expense

	—	1.8	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(3.1)	(3.0)	—	Income before income tax expense (3)
	1.1	1.2	—	Income tax expense

	(2.0)	(1.8)	—	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(1.3)	(1.4)	(1.3)	(4)
Interest rate locks	0.1	0.1	0.1	(4)

	(1.2)	(1.3)	(1.2)	Income before income tax expense
	0.4	0.5	0.5	Income tax expense

	(0.8)	(0.8)	(0.7)	Net income

Total reclassifications for the period	$(7.9)	$(5.5)	$(5.6)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense (see Note 16 for additional details).
(2)	Included in non-interest income.
(3)	Included in interest and dividend income – securities.
(4)	Included in interest expense – notes and debentures.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2015	2014	2013
Net actuarial loss and other amounts related to pension and other postretirement plans	$81.5	$83.2	$50.0
Net unrealized loss on securities available for sale	10.3	2.2	27.3
Net unrealized loss on securities transferred to held to maturity	11.4	12.5	13.7
Net unrealized loss on derivatives accounted for as cash flow hedges	—	—	0.2

Total deferred income taxes	$103.2	$97.9	$91.2

The following is a summary of the components of People’s United’s total other comprehensive loss:

	Pre-Tax		After-Tax
Year ended December 31, 2015 (in millions)	Amount	Tax Effect	Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(3.5)	$1.3	$(2.2)
Reclassification adjustment for net actuarial loss included in net income	9.1	(3.4)	5.7

Net actuarial gain	5.6	(2.1)	3.5

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Net actuarial gain and prior service credit	4.6	(1.7)	2.9

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	(22.1)	8.1	(14.0)

Net unrealized losses	(22.1)	8.1	(14.0)

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.1	(1.1)	2.0

Net unrealized gains	3.1	(1.1)	2.0

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.1)	0.4	(0.7)
Reclassification adjustment for net realized losses included in net income	1.2	(0.4)	0.8

Net unrealized gains	0.1	—	0.1

Total other comprehensive loss	$(14.3)	$5.3	$(9.0)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pre-Tax		After-Tax
Year ended December 31, 2014 (in millions)	Amount	Tax Effect	Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(98.5)	$35.9	$(62.6)
Reclassification adjustment for net actuarial loss included in net income	8.4	(3.1)	5.3

Net actuarial loss	(90.1)	32.8	(57.3)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Net actuarial loss and prior service credit	(91.1)	33.2	(57.9)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	70.9	(26.3)	44.6
Reclassification adjustment for net realized gains included in net income	(3.0)	1.2	(1.8)

Net unrealized gains	67.9	(25.1)	42.8

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.0	(1.2)	1.8

Net unrealized gains	3.0	(1.2)	1.8

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.9)	0.3	(0.6)
Reclassification adjustment for net realized losses included in net income	1.3	(0.5)	0.8

Net unrealized gains	0.4	(0.2)	0.2

Total other comprehensive loss	$(19.8)	$6.7	$(13.1)

	Pre-Tax		After-Tax
Year ended December 31, 2013 (in millions)	Amount	Tax Effect	Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gain arising during the year	$92.0	$(33.7)	$58.3
Reclassification adjustment for net actuarial loss included in net income	8.8	(3.2)	5.6

Net actuarial gain	100.8	(36.9)	63.9

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.1)	0.4	(0.7)

Net actuarial gain and prior service credit	99.7	(36.5)	63.2

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	(194.4)	58.1	(136.3)
Unrealized holding losses on securities transferred during the year	37.0	—	37.0

Net unrealized losses	(157.4)	58.1	(99.3)

Net unrealized gains and losses on securities transferred to held to maturity:
Unrealized holding losses on securities transferred during the year	(37.0)	13.7	(23.3)

Net unrealized losses	(37.0)	13.7	(23.3)

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	0.7	(0.2)	0.5
Reclassification adjustment for net realized losses included in net income	1.2	(0.5)	0.7

Net unrealized gains	1.9	(0.7)	1.2

Total other comprehensive loss	$(92.8)	$34.6	$(58.2)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16 – Employee Benefit Plans

People’s United Employee Pension and Other Postretirement Plans

People’s United maintains a qualified noncontributory defined benefit pension plan (the “People’s Qualified Plan”) that covers substantially all full-time and part-time employees who (i) meet certain age and length of service requirements and (ii) were employed by the Bank prior to August 14, 2006. Benefits are based upon the employee’s years of credited service and either the average compensation for the last five years or the average compensation for the five consecutive years of the last ten years that produce the highest average.

New employees of the Bank starting on or after August 14, 2006 are not eligible to participate in the People’s Qualified Plan. Instead, the Bank makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Employee participation in this plan is restricted to employees who (i) are at least 18 years of age and (ii) worked at least 1,000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.

In July 2011, the Bank amended the People’s Qualified Plan to “freeze”, effective December 31, 2011, the accrual of pension benefits for People’s Qualified Plan participants. As such, participants will not earn any additional benefits after that date. Instead, effective January 1, 2012, the Bank began making contributions on behalf of these participants to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation.

In addition to the People’s Qualified Plan, People’s United continues to maintain a qualified defined benefit pension plan that covers former Chittenden employees who meet certain eligibility requirements (the “Chittenden Qualified Plan”). Effective December 31, 2005, accrued benefits were frozen based on participants’ then-current service and pay levels. Interest continues to be credited on undistributed balances at a crediting rate specified by the Chittenden Qualified Plan. During April 2010, participants who were in payment status as of April 1, 2010, or whose accrued benefit as of that date was scheduled to be paid in the form of an annuity commencing May 1, 2010 based upon elections made by April 15, 2010, were transferred into the People’s Qualified Plan.

People’s United also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers (the “Supplemental Plans”) and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (the “Other Postretirement Plan”). People’s United accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefit.

An employer is required to recognize an asset or a liability for the funded status of pension and other postretirement plans. The funded status is measured as the difference between the fair value of plan assets and the applicable benefit obligation, which is the projected benefit obligation for a pension plan and the accumulated postretirement benefit obligation for an other postretirement plan. Plan assets and benefit obligations are required to be measured as of the date of the employer’s fiscal year-end.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets of the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Plans		Other Postretirement Plan
(in millions)	2015	2014	2015	2014
Benefit obligations: (1)
Beginning of year	$515.3	$430.5	$14.6	$10.3
Service cost	—	—	0.3	0.1
Interest cost	21.1	21.4	0.6	0.5
Actuarial loss (gain)	(36.7)	88.0	(0.6)	4.8
Benefits paid	(16.6)	(15.9)	(0.9)	(1.1)
Settlements	(2.7)	(8.7)	—	—

End of year	480.4	515.3	14.0	14.6

Fair value of plan assets:
Beginning of year	439.9	431.4	—	—
Actual return on assets	(6.4)	26.2	—	—
Employer contributions (2)	52.3	6.9	0.9	1.1
Benefits paid	(16.6)	(15.9)	(0.9)	(1.1)
Settlements	(2.7)	(8.7)	—	—

End of year	466.5	439.9	—	—

Funded status at end of year	$(13.9)	$(75.4)	$(14.0)	$(14.6)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$26.6	$—	$—	$—
Other liabilities	(40.5)	(75.4)	(14.0)	(14.6)

Funded status at end of year	$(13.9)	$(75.4)	$(14.0)	$(14.6)

(1)	Represents projected benefit obligation for the Pension Plans and accumulated benefit obligation for the Other Postretirement Plan.
(2)	During the quarter ended March 31, 2015, People’s United made voluntary employer contributions of $40.0 million and $10.0 million to the People’s Qualified Plan and the Chittenden Qualified Plan, respectively.

Plan assets for the People’s Qualified Plan and the Chittenden Qualified Plan (together the “Qualified Plans”) of $418.9 million and $47.6 million, respectively, as of December 31, 2015 exceeded the related projected benefit obligation ($397.0 million and $42.9 million, respectively) at that date.

Although the Supplemental Plans hold no assets, People’s United has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $29.2 million as of December 31, 2015 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related projected benefit obligation ($40.5 million) at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2015	2014
Accumulated benefit obligations:
Qualified Plans	$439.9	$474.8
Supplemental Plans	40.5	40.5

Total	$480.4	$515.3

Projected benefit obligations:
Qualified Plans	$439.9	$474.8
Supplemental Plans	40.5	40.5

Total	$480.4	$515.3

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive loss are as follows:

	Pension Plans			Other Postretirement Plan
Years ended December 31 (in millions)	2015	2014	2013	2015	2014	2013
Net periodic benefit (income) expense:
Service cost	$—	$—	$—	$0.3	$0.1	$0.2
Interest cost	21.1	21.4	19.8	0.6	0.5	0.5
Expected return on plan assets	(34.4)	(32.0)	(30.2)	—	—	—
Recognized net actuarial loss	7.7	5.1	7.3	0.3	—	—
Recognized prior service credit	(0.8)	(0.8)	(0.8)	(0.2)	(0.2)	(0.2)
Settlements (1)	1.2	3.3	1.5	—	—	—

Net periodic benefit (income) expense	(5.2)	(3.0)	(2.4)	1.0	0.4	0.5

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial (gain) loss	(4.7)	85.3	(99.5)	(0.9)	4.8	(1.3)
Prior service credit	0.8	0.8	0.9	0.2	0.2	0.2

Total pre-tax changes recognized in other comprehensive loss	(3.9)	86.1	(98.6)	(0.7)	5.0	(1.1)

Total recognized in net periodic benefit (income) expense and other comprehensive loss	$(9.2)	$83.1	$(101.0)	$0.3	$5.4	$(0.6)

(1)	Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.

The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plan
As of December 31 (in millions)	2015	2014	2015	2014
Net actuarial loss	$219.3	$224.0	$4.2	$5.1
Prior service credit	(2.0)	(2.8)	—	(0.2)

Total pre-tax amounts included in AOCL	$217.3	$221.2	$4.2	$4.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company uses a corridor approach in the valuation of its Qualified Plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for the People’s Qualified Plan (approximately 29 years) and over the average working lifetime of active participants for the Chittenden Qualified Plan (approximately 8 years), both as of December 31, 2015.

In 2016, approximately $6.1 million in net actuarial losses and $0.8 million in prior service credit are expected to be recognized as components of net periodic benefit (income) expense for the Pension Plans and approximately $0.2 million in net actuarial losses is expected to be recognized as a component of net periodic benefit (income) expense for the Other Postretirement Plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plan
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	4.64%	4.20%	5.10%	4.60%	4.20%	5.10%
Chittenden Qualified Plan	4.45	4.00	4.90	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan	4.20%	5.10%	4.25%	4.20%	5.10%	4.25%
Chittenden Qualified Plan	4.00	4.90	4.00	n/a	n/a	n/a
Expected return on plan assets	7.50	8.00	8.00	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	6.80%	7.05%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

n/a – not applicable

(1)	Changes in the net periodic benefit (income) expense and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2015 ranged from 3.95% to 4.60% while the discount rate used to determine net periodic benefit (income) expense for 2015 was 4.20%.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In developing an expected long-term rate of return on asset assumption for the Qualified Plans for purposes of determining 2015 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 7.50%, which was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid. The discount rates reflect the then current rates available on long-term high-quality fixed-income debt instruments, and are reset annually on the measurement date. To determine the discount rates, People’s United reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments.

In 2016, $12.8 million in net periodic benefit income is expected to be recognized related to the Qualified Plans. This amount was determined using the following assumptions: (i) an expected long-term rate of return of 7.25%; (ii) discount rates of 4.03% and 3.70% (based on the full yield curve approach discussed below) for the People’s Qualified Plan and the Chittenden Qualified Plan, respectively; and (iii) updated mortality tables issued by the Society of Actuaries in October 2015. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries. Adoption of updated mortality tables resulted in a decrease in the related benefit obligation of $7.7 million for the Qualified Plans.

Beginning in 2016, People’s United will change the method used to estimate the interest cost component of net periodic benefit income for the Pension Plans and the Other Postretirement Plan. Instead of using spot interest rate yield curves as discussed above, People’s United has elected to use a full yield curve approach to estimate this component of benefit income by applying the specific spot rates along the yield curve, used in the determination of the benefit obligations, to the relevant projected cash flows. This change is expected to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest cost. This change will not affect the measurement of People’s United’s total benefit obligations as the change in interest cost is completely offset by the actuarial gain or loss recognized. People’s United considers this a change in accounting estimate and, accordingly, will account for it prospectively in 2016.

The expected impact in 2016 of the change in accounting estimate for the Qualified Plans is as follows:

(dollars in millions)	People’s Qualified Plan	Chittenden Qualified Plan
Discount rates used to measure net periodic benefit income in 2016:
Interest cost	4.03%	3.70%
Discount rates that would have been used to measure net periodic benefit income under prior actuarial methodology:
Interest cost	4.64	4.45
Increase in expected net periodic benefit income in 2016 using specific spot rates:
Interest cost	$2.5	$0.3

The expected impact in 2016 of the change in accounting estimate for the Supplemental Plans and the Other Postretirement Plan is $0.3 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2016, no employer contributions are expected to be made for either the People’s Qualified Plan or the Chittenden Qualified Plan. Employer contributions for the Supplemental Plans and the Other Postretirement Plan in 2016 are expected to total $5.3 million, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the Pension Plans as of December 31, 2015 are: $22.2 million in 2016; $23.5 million in 2017; $23.6 million in 2018; $23.0 million in 2019; $23.2 million in 2020; and an aggregate of $138.2 million in 2021 through 2025. Expected future net benefit payments for the Other Postretirement Plan as of December 31, 2015 are: $0.9 million in each of the years 2016 through 2020; and an aggregate of $3.8 million in 2021 through 2025.

The investment strategy of the Qualified Plans is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy that contains the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash equivalents	5	0-20
Equity securities	65	50-75
Fixed income securities	30	20-50

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

Fixed income securities are oriented toward risk-averse, investment-grade securities rated “A” or higher. A limit of up to 30% of the fixed income holdings may be purchased and held indirectly in issues rated below “Baa” by Moody’s or “BBB” by Standard & Poor’s, if the higher investment risk is compensated for by the prospect of a positive incremental investment return. With the exception of U.S. government securities, in which the Qualified Plans may invest the entire fixed income allocation, fixed income securities require diversification among individual securities and sectors. Limitations have been established on the overall investment in securities of a single issuer to no more than 2.5% of the market value of total plan assets. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the percentages of fair value for the major categories of assets in the Qualified Plans as of the respective measurement dates:

	Plan Assets
	2015		2014
As of December 31	People’s Qualified Plan	Chittenden Qualified Plan	People’s Qualified Plan	Chittenden Qualified Plan
Equity securities	69%	69%	72%	72%
Cash and fixed income securities	31	31	28	28

Total	100%	100%	100%	100%

The following tables present the Qualified Plans’ assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$26.3	$—	$—	$26.3
Equity securities:
Corporate	215.3	—	—	215.3
Mutual funds	—	105.8	—	105.8
Fixed income securities:
Corporate	—	81.6	—	81.6
Mutual funds	—	21.8	—	21.8
Municipals	—	10.5	—	10.5
Other	—	5.2	—	5.2

Total	$241.6	$224.9	$—	$466.5

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8.9	$—	$—	$8.9
Equity securities:
Corporate	244.4	—	—	244.4
Mutual funds	—	71.0	—	71.0
Fixed income securities:
Corporate	—	73.8	—	73.8
Mutual funds	—	25.8	—	25.8
Municipals	—	11.6	—	11.6
Other	—	4.4	—	4.4

Total	$253.3	$186.6	$—	$439.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.1 million in 2015, $5.3 million in 2014 and $5.4 million in 2013. At December 31, 2015, the loan balance totaled $188.6 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,136,076 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2015, 7,317,499 shares of People’s United common stock, with a fair value of $118.2 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $5.4 million, $5.1 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Savings Plans

People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $7.3 million as of December 31, 2015 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related benefit obligation of $23.4 million at that date. Expense recognized for these employee savings plans totaled $22.1 million, $20.1 million and $20.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 17 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United’s 2014 Plan and the predecessor 2008 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United; and (iii) stock appreciation rights, restricted stock and performance units. A total of 34,000,000 shares of People’s United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right and by 5.32 shares for every share that is subject to an award other than an option or stock appreciation right. At December 31, 2015, a total of 24,875,317 reserved shares remain available for future awards.

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

Stock Options Granted

People’s United granted a total of 5,221,992 stock options in 2015, 562,355 stock options in 2014 and 3,164,607 stock options in 2013 under the Incentive Plans and 4,391,269 stock options under the SOP in 2014. The estimated weighted-average grant-date fair value of all stock options granted in 2015, 2014 and 2013 was $1.46 per option, $1.51 per option and $2.23 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.4% in 2015, 4.7% in 2014 and 5.0% in 2013; expected volatility rate of 20% in 2015, 22% in 2014 and 33% in 2013; risk-free interest rate of 1.6% in both 2015 and 2014 and 0.9% in 2013; and expected option life of approximately 5 years in 2015, 2014 and 2013. No stock options were granted under the SOP in 2013.

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

Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $6.8 million, $5.4 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $7.4 million at December 31, 2015, and is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. The total intrinsic value of stock options exercised was $5.1 million, $1.1 million and $1.3 million in the years ended December 31, 2015, 2014 and 2013, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2012	12,156,806	$15.95
Granted	3,164,607	13.01
Forfeited	(840,292)	15.54
Exercised	(264,047)	9.73

Options outstanding at December 31, 2013	14,217,074	15.43
Granted	4,953,624	13.94
Forfeited	(896,003)	15.13
Exercised	(476,290)	12.48

Options outstanding at December 31, 2014	17,798,405	15.11
Granted	5,221,992	14.85
Forfeited	(1,290,396)	16.57
Exercised	(2,052,577)	13.35

Options outstanding at December 31, 2015	19,677,424	$15.13	6.1	$28.6

Options exercisable at December 31, 2015	10,547,093	$15.83	4.0	$11.9

(1)	Reflects only those stock options with intrinsic value at December 31, 2015.

Additional information concerning options outstanding and options exercisable at December 31, 2015 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$11.52 - $13.05	3,036,141	6.7	$12.84	2,010,763	$12.83
13.42 - 15.80	11,260,621	7.9	14.50	3,155,668	14.49
16.07 - 17.76	2,251,654	2.4	16.97	2,251,654	16.97
18.10 - 21.63	3,129,008	1.8	18.29	3,129,008	18.29

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2012	1,581,421	$13.48
Granted	617,796	13.15
Forfeited	(44,046)	12.85
Vested	(621,956)	14.08

Unvested restricted shares outstanding at December 31, 2013	1,533,215	13.12
Granted	660,617	14.01
Forfeited	(95,700)	13.53
Vested	(730,600)	13.22

Unvested restricted shares outstanding at December 31, 2014	1,367,532	13.47
Granted	568,273	14.88
Forfeited	(80,303)	14.23
Vested	(623,185)	13.33

Unvested restricted shares outstanding at December 31, 2015	1,232,317	$14.14

Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $9.4 million, $8.7 million and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.1% per year over the vesting period, totaled $9.4 million at December 31, 2015, and is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014 and 2013 was $9.4 million, $10.3 million and $9.4 million, respectively.

During 2015, 2014 and 2013, employees of People’s United tendered a total of 230,459 shares, 229,635 shares and 205,943 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $3.0 million and $2.2 million, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2015, 2014 and 2013, directors were granted a total of 62,690 shares, 57,330 shares and 58,896 shares, respectively, of People’s United common stock, with grant date fair values of $15.23 per share, $14.63 per share and $12.76 per share, respectively, at those dates. Expense totaling $0.9 million, $0.8 million and $0.8 million was recognized for the years ended December 31, 2015, 2014 and 2013, respectively, for the Directors’ Plan. At December 31, 2015, a total of 251,071 shares remain available for issuance.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2015 and 2014, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Assets

As discussed in Note 16, certain unfunded, nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

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

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.7	$—	$—	$6.7
Securities available for sale:
U.S. Treasury and agency	362.8	—	—	362.8
GSE residential mortgage-backed securities and CMOs	—	4,164.7	—	4,164.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	29.4	—	—	29.4
Fixed income securities	—	5.1	—	5.1
Mutual funds	2.0	—	—	2.0
Interest rate swaps	—	157.0	—	157.0
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.6	—	0.6

Total	$400.9	$4,328.2	$—	$4,729.1

Financial liabilities:
Interest rate swaps	$—	$108.5	$—	$108.5
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	0.8	—	0.8

Total	$—	$109.5	$—	$109.5

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	56.8	—	—	56.8
GSE residential mortgage-backed securities and CMOs	—	3,936.7	—	3,936.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	30.3	—	—	30.3
Fixed income securities	—	6.0	—	6.0
Mutual funds	0.8	—	—	0.8
Interest rate swaps	—	131.1	—	131.1
Foreign exchange contracts	—	0.8	—	0.8
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5

Total	$96.2	$4,075.3	$—	$4,171.5

Financial liabilities:
Interest rate swaps	$—	$95.8	$—	$95.8
Foreign exchange contracts	—	0.5	—	0.5
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7

Total	$—	$97.0	$—	$97.0

As of December 31, 2015 and 2014, the fair value of risk participation agreements totaled less than $0.1 million (see Note 20).

There were no transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2015 and 2014.

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.5	$—	$34.5
Impaired loans (2)	—	—	49.1	49.1
REO and repossessed assets (3)	—	—	22.1	22.1

Total	$—	$34.5	$71.2	$105.7

	Fair Value Measurements Using
As of December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.2	$—	$34.2
Impaired loans (2)	—	—	66.5	66.5
REO and repossessed assets (3)	—	—	27.1	27.1

Total	$—	$34.2	$93.6	$127.8

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2015 and 2014.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $33.0 million of Commercial loans and $16.1 million of Retail loans at December 31, 2015. The provision for loan losses on impaired loans totaled $6.7 million and $10.9 million for the years ended December 31, 2015 and 2014, respectively.
(3)	Represents: (i) $7.1 million of residential REO; (ii) $5.5 million of commercial REO; and (iii) $9.5 million of repossessed assets at December 31, 2015. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $1.8 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $2.8 million and $5.1 million for the same periods.

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

FHLB and FRB-NY Stock

Both FHLB and FRB-NY stock are non-marketable equity securities classified as Level 2 and reported at cost, which equals par value (the amount at which shares have been redeemed in the past). No significant observable market data is available for either of these securities.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2015 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$334.8	$334.8	$—	$—	$334.8
Short-term investments	380.5	—	380.5	—	380.5
Securities held to maturity	1,609.6	—	1,661.0	1.5	1,662.5
FHLB and FRB stock	305.4	—	305.4	—	305.4
Total loans, net (1)	28,150.8	—	5,315.3	22,893.7	28,209.0
Financial liabilities:
Time deposits	4,818.1	—	4,836.5	—	4,836.5
Other deposits	23,599.3	—	23,599.3	—	23,599.3
FHLB advances	3,463.8	—	3,468.7	—	3,468.7
Customer repurchase agreements	469.5	—	469.5	—	469.5
Federal funds purchased	374.0	—	374.0	—	374.0
Notes and debentures	1,038.7	—	1,012.9	—	1,012.9

(1)	Excludes impaired loans totaling $49.1 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2014 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$345.1	$345.1	$—	$—	$345.1
Short-term investments	668.6	—	668.6	—	668.6
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Securities held to maturity	834.3	—	880.1	1.5	881.6
FHLB stock	175.7	—	175.7	—	175.7
Total loans, net (1)	26,327.2	—	4,798.5	21,508.8	26,307.3
Financial liabilities:
Time deposits	5,230.7	—	5,262.6	—	5,262.6
Other deposits	20,907.5	—	20,907.5	—	20,907.5
FHLB advances	2,291.7	—	2,298.5	—	2,298.5
Federal funds purchased	913.0	—	913.0	—	913.0
Customer repurchase agreements	486.0	—	486.0	—	486.0
Repurchase agreements (2)	1.0	—	1.0	—	1.0
Notes and debentures	1,033.5	—	1,040.8	—	1,040.8

(1)	Excludes impaired loans totaling $66.5 million measured at fair value on a non-recurring basis.
(2)	Included in other borrowings in the Consolidated Statements of Condition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19 – Legal Proceedings and Lease Commitments

People’s United has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Legal Proceedings

In the normal course of business, People’s United is subject to various legal proceedings. Management has discussed with legal counsel the nature of these legal proceedings and, based on the advice of counsel and the information currently available, believes that the eventual outcome of these legal proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.

Lease Commitments

At December 31, 2015, People’s United was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. Future minimum rental commitments under operating leases in excess of one year at December 31, 2015 were: $56.5 million in 2016; $55.2 million in 2017; $50.2 million in 2018; $46.5 million in 2019; $42.8 million in 2020; and an aggregate of $140.0 million in 2021 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $58.9 million, $59.1 million and $58.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2015	2014
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial	$3,578.0	$3,337.2
Consumer	2,558.4	2,455.9
Commercial real estate	831.0	880.1
Residential mortgage	93.3	111.8
Letters of credit:
Stand-by	121.5	148.3
Commercial	3.4	3.2
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	500.0	500.0
For commercial customers:
Customer	4,644.8	3,380.2
Institutional counterparties	4,644.8	3,380.2
Risk participation agreements	244.4	150.1
Foreign exchange contracts	56.7	49.6
Forward commitments to sell residential mortgage loans	44.7	35.3
Interest rate-lock commitments on residential mortgage loans	65.4	57.5

(1)	The contractual amounts of these financial instruments represent People’s United’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United’s maximum potential exposure to credit loss.

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

The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit included in other liabilities in the Consolidated Statements of Condition was $2.5 million at both December 31, 2015 and 2014.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2015 was $8.8 million, for which People’s United had posted collateral of $8.3 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2015 that is expected to be recognized over the next 12 months totals approximately $0.1 million.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2015	2014	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$4,644.8	$3,380.2	$130.9	$104.2	$2.6	$8.3
Institutional counterparties	N/A	4,644.8	3,380.2	7.2	11.8	105.3	86.5
Risk participation agreements (2)	N/A	244.4	150.1	—	—	—	—
Foreign exchange contracts	N/A	56.7	49.6	0.6	0.8	0.2	0.5
Forward commitments to sell residential mortgage loans	N/A	44.7	35.3	0.6	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	65.4	57.5	—	—	0.8	0.7

Total				139.3	117.3	108.9	96.0

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	0.6	1.0
Subordinated notes	Fair value	375.0	375.0	18.9	15.1	—	—

Total				18.9	15.1	0.6	1.0

Total fair value of derivatives				$158.2	$132.4	$109.5	$97.0

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2015	2014	2013	2015	2014	2013
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$104.8	$165.4	$(54.2)	$—	$—	$—
Institutional counterparties	N/A	(90.3)	(156.9)	64.7	—	—	—
Foreign exchange contracts	N/A	0.2	0.4	0.1	—	—	—
Risk participation agreements	N/A	(0.2)	0.1	0.2	—	—	—
Forward commitments to sell residential mortgage loans	N/A	0.1	0.4	(2.9)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	(0.5)	3.5	—	—	—

Total		14.5	8.9	11.4	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(1.3)	(1.4)	(1.3)	(1.1)	(0.9)	0.7
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—
Interest rate swaps	Fair value	9.3	5.2	—	—	—	—

Total		8.1	3.9	(1.2)	(1.1)	(0.9)	0.7

Total		$22.6	$12.8	$10.2	$(1.1)	$(0.9)	$0.7

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
As of December 31, 2015 (in millions)				Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.6	$—	$0.6	$(0.6)	$—	$—
Counterparty B	0.7	—	0.7	(0.7)	—	—
Counterparty C	0.6	—	0.6	(0.6)	—	—
Counterparty D	0.7	—	0.7	(0.7)	—	—
Counterparty E	22.6	—	22.6	(22.6)	—	—
Other counterparties	0.8	—	0.8	(0.7)	—	0.1
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$26.6	$—	$26.6	$(25.9)	$—	$0.7

Financial liabilities:
Interest rate swaps:
Counterparty A	$8.4	$—	$8.4	$(0.6)	$(7.8)	$—
Counterparty B	10.4	—	10.4	(0.7)	(9.7)	—
Counterparty C	5.1	—	5.1	(0.6)	(4.5)	—
Counterparty D	8.9	—	8.9	(0.7)	(7.3)	0.9
Counterparty E	69.5	—	69.5	(22.6)	(46.9)	—
Other counterparties	3.6	—	3.6	(0.7)	(2.9)	—
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$106.1	$—	$106.1	$(25.9)	$(79.1)	$1.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
As of December 31, 2014 (in millions)				Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.7	$—	$2.7	$(2.7)	$—	$—
Counterparty B	1.5	—	1.5	(1.5)	—	—
Counterparty C	2.5	—	2.5	(2.5)	—	—
Counterparty D	3.2	—	3.2	(0.4)	(2.8)	—
Counterparty E	15.7	—	15.7	(15.7)	—	—
Other counterparties	1.3	—	1.3	(1.3)	—	—
Securities purchased under agreements to resell	100.0	—	100.0	—	(100.0)	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8

Total	$127.7	$—	$127.7	$(24.1)	$(102.8)	$0.8

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.8	$—	$11.8	$(2.7)	$(9.1)	$—
Counterparty B	11.8	—	11.8	(1.5)	(10.3)	—
Counterparty C	4.5	—	4.5	(2.5)	(1.9)	0.1
Counterparty D	0.4	—	0.4	(0.4)	—	—
Counterparty E	47.8	—	47.8	(15.7)	(32.1)	—
Other counterparties	11.2	—	11.2	(1.3)	(8.9)	1.0
Repurchase agreements (1)	1.0	—	1.0	—	(1.0)	—
Foreign exchange contracts	0.5	—	0.5	—	—	0.5

Total	$89.0	$—	$89.0	$(24.1)	$(63.3)	$1.6

(1)	Included in other borrowings in the Consolidated Statements of Condition.

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

People’s United’s segment disclosure is based on an internal profitability reporting system, which generates information by operating segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for loan losses, non-interest expense and income taxes. These estimates and allocations, some of which are subjective in nature, are subject to periodic review and refinement. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole. Certain reclassifications have been made to prior period segment results to conform to the current period presentation.

FTP, which is used in the calculation of each operating segment’s net interest income, measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. For fixed-term assets and liabilities, the FTP rate is assigned at the time the asset or liability is originated by reference to the Company’s FTP yield curve, which is updated daily. For non-maturity-term assets and liabilities, the FTP rate is determined based upon the underlying characteristics, or behavior, of each particular product and results in the use of a historical rolling average FTP rate determined over a period that is most representative of the average life of the particular asset or liability. While the Company’s FTP methodology serves to remove IRR from the operating segments and better facilitate pricing decisions, thereby allowing management to more effectively assess the longer-term profitability of an operating segment, it may, in sustained periods of low and/or high interest rates, result in a measure of operating segment net interest income that is not reflective of current interest rates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the quarter ended March 31, 2015, the Company modified its FTP methodology relating to certain deposit products that resulted in a reduction in the funding credit recognized within net interest income for Commercial Banking and Retail Banking, with the offset reflected in Treasury. Prior period segment results have not been adjusted and continue to reflect the previous FTP methodology.

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

People’s United allocates a majority of non-interest expenses to each operating segment using a full-absorption costing process (i.e. all expenses are fully-allocated to the segments). Direct and indirect costs are analyzed and pooled by process and assigned to the appropriate operating segment and corporate overhead costs are allocated to the operating segments. During the quarter ended March 31, 2015, the Company modified its cost allocation methodology with respect to the allocation of branch costs associated with servicing certain customers, which resulted in an increase in non-interest expense for Commercial Banking and Wealth Management, with the offset reflected in Retail Banking. Prior period segment results have not been adjusted and continue to reflect the previous cost allocation methodology. Income tax expense is allocated to each operating segment using a constant rate, based on an estimate of the consolidated effective income tax rate for the year. Average total assets and average total liabilities are presented for each reportable segment due to management’s reliance, in part, on such average balances for purposes of assessing segment performance. Average total assets of each reportable segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually.

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain non-recurring items, such as: gain on sale of business, net of expenses, totaling $9.2 million and $20.6 million for the years ended December 31, 2015 and 2014, respectively (included in total non-interest income); and one-time charges totaling $12.9 million, $9.5 million and $12.7 million for the years ended December 31, 2015, 2014 and 2013, respectively (included in total non-interest expense).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2015 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$551.6	$344.6	$896.2	$64.4	$(28.5)	$932.1
Provision for loan losses	47.7	15.2	62.9	—	(29.5)	33.4
Total non-interest income	162.0	169.7	331.7	11.1	9.6	352.4
Total non-interest expense	313.2	520.2	833.4	6.9	20.3	860.6

Income (loss) before income tax expense (benefit)	352.7	(21.1)	331.6	68.6	(9.7)	390.5
Income tax expense (benefit)	117.9	(7.0)	110.9	22.9	(3.4)	130.4

Net income (loss)	$234.8	$(14.1)	$220.7	$45.7	$(6.3)	$260.1

Average total assets	$21,465.7	$8,478.1	$29,943.8	$6,405.5	$544.7	$36,894.0
Average total liabilities	5,483.2	19,235.8	24,719.0	7,194.4	283.3	32,196.7

Year ended December 31, 2014 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$516.0	$408.0	$924.0	$10.7	$(22.8)	$911.9
Provision for loan losses	47.6	16.8	64.4	—	(23.8)	40.6
Total non-interest income	141.4	167.4	308.8	12.4	29.6	350.8
Total non-interest expense	275.7	528.0	803.7	6.2	31.6	841.5

Income (loss) before income tax expense (benefit)	334.1	30.6	364.7	16.9	(1.0)	380.6
Income tax expense (benefit)	113.1	10.3	123.4	5.8	(0.3)	128.9

Net income (loss)	$221.0	$20.3	$241.3	$11.1	$(0.7)	$251.7

Average total assets	$19,338.5	$8,514.8	$27,853.3	$5,266.7	$632.8	$33,752.8
Average total liabilities	4,275.1	19,109.2	23,384.3	5,423.0	320.1	29,127.4

Year ended December 31, 2013 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$487.7	$456.3	$944.0	$(46.6)	$(8.8)	$888.6
Provision for loan losses	47.3	15.0	62.3	—	(18.6)	43.7
Total non-interest income	143.3	180.9	324.2	7.2	10.3	341.7
Total non-interest expense	247.4	551.2	798.6	(1.4)	41.8	839.0

Income (loss) before income tax expense (benefit)	336.3	71.0	407.3	(38.0)	(21.7)	347.6
Income tax expense (benefit)	111.4	23.6	135.0	(12.6)	(7.2)	115.2

Net income (loss)	$224.9	$47.4	$272.3	$(25.4)	$(14.5)	$232.4

Average total assets	$16,979.5	$8,373.4	$25,352.9	$5,021.1	$634.9	$31,008.9
Average total liabilities	3,459.7	19,064.4	22,524.1	3,352.3	377.7	26,254.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 23 – Parent Company Financial Information

Condensed financial information of People’s United (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2015	2014
Assets:
Cash at bank subsidiary	$170.2	$3.1
Short-term investments	—	1.2

Total cash and cash equivalents	170.2	4.3

Securities available for sale, at fair value	201.4	0.2
Advances to bank subsidiary	100.0	410.0
Investments in subsidiaries:
Bank subsidiary	4,649.2	4,618.3
Non-bank subsidiary	0.8	0.4
Goodwill	197.1	197.1
Other assets	39.3	34.2

Total assets	$5,358.0	$5,264.5

Liabilities and Stockholders’ Equity:
Notes and debentures	$622.5	$621.1
Other liabilities	3.9	10.3
Stockholders’ equity	4,731.6	4,633.1

Total liabilities and stockholders’ equity	$5,358.0	$5,264.5

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2015	2014	2013
Revenues:
Interest income:
Advances to bank subsidiary	$4.4	$4.4	$4.1
Securities	1.1	0.4	0.3

Total interest income	5.5	4.8	4.4
Dividend from bank subsidiary	245.0	244.0	232.0
Security gain	—	2.3	—
Other non-interest income	4.2	1.2	2.0

Total revenues	254.7	252.3	238.4

Expenses:
Interest on notes and debentures	22.5	22.4	23.0
Non-interest expense	2.8	6.1	6.8

Total expenses	25.3	28.5	29.8

Income before income tax benefit and subsidiaries undistributed income	229.4	223.8	208.6
Income tax benefit	(5.5)	(6.6)	(7.4)

Income before subsidiaries undistributed income	234.9	230.4	216.0
Subsidiaries undistributed income	25.2	21.3	16.4

Net income	$260.1	$251.7	$232.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2015	2014	2013
Net income	$260.1	$251.7	$232.4

Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale	(0.4)	—	(0.2)
Net unrealized gains on derivatives accounted for as cash flow hedges	0.2	0.2	1.2
Other comprehensive loss of bank subsidiary	(8.8)	(13.3)	(59.2)

Total other comprehensive loss, net of tax	(9.0)	(13.1)	(58.2)

Total comprehensive income	$251.1	$238.6	$174.2

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$260.1	$251.7	$232.4
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries undistributed income	(25.2)	(21.3)	(16.4)
Security gain	—	(2.3)	—
Net change in other assets and other liabilities	(0.4)	0.2	(2.4)

Net cash provided by operating activities	234.5	228.3	213.6

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	1.2	—	—
Proceeds from sale of security available for sale	—	5.0	—
Purchases of securities available for sale	(202.9)	—	—
Decrease (increase) in advances to bank subsidiary	310.0	(57.0)	485.0

Net cash provided by (used in) investing activities	108.3	(52.0)	485.0

Cash Flows from Financing Activities:
Repayment of notes and debentures	—	—	(20.6)
Cash dividends paid on common stock	(201.2)	(196.9)	(204.8)
Common stock repurchases	(3.2)	(3.0)	(461.1)
Proceeds from stock options exercised, including excess income tax benefits	27.5	6.0	2.4

Net cash used in financing activities	(176.9)	(193.9)	(684.1)

Net increase (decrease) in cash and cash equivalents	165.9	(17.6)	14.5
Cash and cash equivalents at beginning of year	4.3	21.9	7.4

Cash and cash equivalents at end of year	$170.2	$4.3	$21.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United’s quarterly financial data for 2015 and 2014:

	2015				2014
(in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$260.3	$264.5	$269.9	$274.2	$255.4	$256.7	$258.9	$259.6
Interest expense	32.2	34.1	35.1	35.4	28.3	28.5	30.4	31.5

Net interest income	228.1	230.4	234.8	238.8	227.1	228.2	228.5	228.1
Provision for loan losses	9.8	7.7	6.2	9.7	9.5	8.8	12.4	9.9

Net interest income after provision for loan losses	218.3	222.7	228.6	229.1	217.6	219.4	216.1	218.2
Non-interest income	89.0	83.0	87.1	93.3	79.9	100.1	84.0	86.8
Non-interest expense	217.6	211.8	214.2	217.0	216.7	208.3	208.8	207.7

Income before income tax expense	89.7	93.9	101.5	105.4	80.8	111.2	91.3	97.3
Income tax expense	30.5	32.2	33.1	34.6	27.7	38.9	29.7	32.6

Net income	$59.2	$61.7	$68.4	$70.8	$53.1	$72.3	$61.6	$64.7

Basic EPS (1)	$0.20	$0.20	$0.23	$0.23	$0.18	$0.24	$0.21	$0.22
Diluted EPS (1)	0.20	0.20	0.23	0.23	0.18	0.24	0.21	0.22

Average common shares outstanding:
Basic	299.15	300.09	301.00	301.38	297.69	298.22	298.42	298.63
Diluted	299.15	300.09	301.00	301.38	297.72	298.24	298.44	298.65

Common stock price:
High	$15.45	$16.64	$16.95	$16.93	$15.70	$15.23	$15.32	$15.50
Low	13.97	14.92	14.69	15.00	13.73	14.00	14.24	13.61

Dividends paid	49.5	50.5	50.6	50.6	48.6	49.4	49.4	49.5

Dividends per share	0.165	0.1675	0.1675	0.1675	0.1625	0.165	0.165	0.165

Dividend payout ratio	83.7%	81.8%	73.9%	71.5%	91.5%	68.4%	80.2%	76.5%

(1)	The sum of the quarterly earnings per share amounts for 2014 does not equal the full-year amount due to rounding and/or changes in average share count for the respective periods.

INDEX TO EXHIBITS

Designation	Description

10.7(a)*	Form of Grant Agreement for Performance Shares under People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.