Form 10-Q
period 2016-03-31
People's United Financial, Inc.
filed 2016-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 310,860,988 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$302.7	$334.8
Short-term investments (note 2)	251.0	380.5

Total cash and cash equivalents	553.7	715.3

Securities (note 2):
Trading account securities, at fair value	6.8	6.7
Securities available for sale, at fair value	4,746.1	4,527.7
Securities held to maturity, at amortized cost (fair value of $1.75 billion and $1.66 billion)	1,678.8	1,609.6
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	299.9	305.4

Total securities	6,731.6	6,449.4

Loans held for sale	31.5	34.5

Loans (note 3):
Commercial real estate	10,046.4	10,028.8
Commercial and industrial	7,707.1	7,748.7
Equipment financing	2,977.8	2,973.3

Total Commercial Portfolio	20,731.3	20,750.8

Residential mortgage	5,600.8	5,457.0
Consumer	2,178.6	2,203.1

Total Retail Portfolio	7,779.4	7,660.1

Total loans	28,510.7	28,410.9
Less allowance for loan losses	(215.5)	(211.0)

Total loans, net	28,295.2	28,199.9

Goodwill (note 6)	1,955.6	1,958.7
Bank-owned life insurance	346.7	346.5
Premises and equipment, net	252.1	257.8
Other acquisition-related intangible assets (note 6)	123.3	129.1
Other assets (notes 1, 3 and 11)	974.1	855.5

Total assets	$39,263.8	$38,946.7

Liabilities
Deposits:
Non-interest-bearing	$6,091.4	$6,178.6
Savings, interest-bearing checking and money market	18,134.9	17,420.7
Time	4,879.2	4,818.1

Total deposits	29,105.5	28,417.4

Borrowings:
Federal Home Loan Bank advances	3,063.1	3,463.8
Customer repurchase agreements	351.2	469.5
Federal funds purchased	303.0	374.0

Total borrowings	3,717.3	4,307.3

Notes and debentures (note 1)	1,050.4	1,033.1
Other liabilities (notes 1 and 11)	599.4	457.3

Total liabilities	34,472.6	34,215.1

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 399.5 million shares and 399.2 million shares issued)	3.9	3.9
Additional paid-in capital	5,344.3	5,337.7
Retained earnings	889.6	880.8
Accumulated other comprehensive loss (note 4)	(134.7)	(177.2)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.2 million shares and 7.3 million shares) (note 7)	(150.0)	(151.8)
Treasury stock, at cost (89.0 million shares and 89.1 million shares) (note 4)	(1,161.9)	(1,161.8)

Total stockholders’ equity	4,791.2	4,731.6

Total liabilities and stockholders’ equity	$39,263.8	$38,946.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Interest and dividend income:
Commercial real estate	$86.8	$85.3
Commercial and industrial	60.3	57.2
Equipment financing	33.3	31.7
Residential mortgage	43.9	40.2
Consumer	18.6	18.1

Total interest on loans	242.9	232.5
Securities	34.5	27.5
Loans held for sale	0.2	0.2
Short-term investments	0.4	0.1

Total interest and dividend income	278.0	260.3

Interest expense:
Deposits	25.2	22.2
Borrowings	5.0	2.6
Notes and debentures	7.7	7.4

Total interest expense	37.9	32.2

Net interest income	240.1	228.1
Provision for loan losses (note 3)	10.5	9.8

Net interest income after provision for loan losses	229.6	218.3

Non-interest income:
Bank service charges	23.8	24.2
Investment management fees	11.1	10.8
Operating lease income	10.4	10.8
Insurance revenue	9.3	7.6
Commercial banking lending fees	8.1	13.3
Cash management fees	6.0	5.9
Brokerage commissions	3.0	3.2
Net gains on sales of residential mortgage loans	0.9	0.7
Other non-interest income	9.7	12.5

Total non-interest income	82.3	89.0

Non-interest expense:
Compensation and benefits	114.1	114.8
Occupancy and equipment	37.5	38.7
Professional and outside services	17.4	15.8
Operating lease expense	9.2	9.3
Regulatory assessments	8.0	9.3
Amortization of other acquisition-related intangible assets (note 6)	5.8	5.9
Other non-interest expense	25.3	23.8

Total non-interest expense	217.3	217.6

Income before income tax expense	94.6	89.7
Income tax expense (note 1)	31.7	30.5

Net income	$62.9	$59.2

Earnings per common share (note 5):
Basic	$0.21	$0.20
Diluted	0.21	0.20

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$62.9	$59.2

Other comprehensive income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	1.0	1.1
Net unrealized gains and losses on securities available for sale	41.0	26.2
Amortization of unrealized losses on securities transferred to held to maturity	0.5	0.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	—	(0.2)

Total other comprehensive income, net of tax (note 4)	42.5	27.6

Total comprehensive income	$105.4	$86.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2016 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2015	$3.9	$5,337.7	$880.8	$(177.2)	$(151.8)	$(1,161.8)	$4,731.6
Net income	—	—	62.9	—	—	—	62.9
Total other comprehensive income, net of tax (note 4)	—	—	—	42.5	—	—	42.5
Cash dividends on common stock ($0.1675 per share)	—	—	(50.7)	—	—	—	(50.7)
Restricted stock and performance-based share awards	—	2.1	—	—	—	(0.1)	2.0
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(0.5)	—	1.8	—	1.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.9)	—	—	—	(2.9)
Stock options and related tax benefits	—	4.5	—	—	—	—	4.5

Balance at March 31, 2016	$3.9	$5,344.3	$889.6	$(134.7)	$(150.0)	$(1,161.9)	$4,791.2

Three months ended March 31, 2015 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2014	$3.9	$5,291.2	$826.7	$(168.2)	$(159.0)	$(1,161.5)	$4,633.1
Net income	—	—	59.2	—	—	—	59.2
Total other comprehensive income, net of tax (note 4)	—	—	—	27.6	—	—	27.6
Cash dividends on common stock ($0.165 per share)	—	—	(49.5)	—	—	—	(49.5)
Restricted stock awards	—	3.5	—	—	—	(0.1)	3.4
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(0.5)	—	1.8	—	1.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(2.7)	—	—	—	(2.7)
Stock options and related tax benefits	—	9.5	—	—	—	—	9.5

Balance at March 31, 2015	$3.9	$5,304.2	$833.2	$(140.6)	$(157.2)	$(1,161.6)	$4,681.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Cash Flows from Operating Activities:
Net income	$62.9	$59.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	10.5	9.8
Depreciation and amortization of premises and equipment	9.2	9.7
Expense related to operating leases	9.2	9.3
Expense related to restricted stock and performance-based share awards	3.6	5.0
Employee Stock Ownership Plan common stock committed to be released	1.3	1.3
Amortization of other acquisition-related intangible assets	5.8	5.9
Net security gains	(0.1)	—
Net gains on sales of residential mortgage loans	(0.9)	(0.7)
Net gains on sales of acquired loans	—	(1.9)
Originations of loans held-for-sale	(67.4)	(91.3)
Proceeds from sales of loans held-for-sale	71.3	76.5
Net changes in other assets and liabilities	10.7	(86.9)

Net cash provided by (used in) operating activities	116.1	(4.1)

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	100.0
Proceeds from principal repayments and maturities of securities available for sale	178.1	191.5
Proceeds from sales of securities available for sale	138.9	—
Proceeds from principal repayments and maturities of securities held to maturity	22.0	1.5
Purchases of securities available for sale	(471.0)	(597.7)
Purchases of securities held to maturity	(90.0)	(70.9)
Net redemptions (purchases) of Federal Reserve Bank stock	0.6	(138.5)
Net redemptions of Federal Home Loan Bank stock	4.9	—
Proceeds from sales of loans	—	20.8
Loan disbursements, net of principal collections	(105.1)	(367.5)
Purchases of premises and equipment	(3.5)	(5.6)
Purchases of leased equipment	—	(9.7)
Proceeds from sales of real estate owned	1.8	3.8

Net cash used in investing activities	(323.3)	(872.3)

Cash Flows from Financing Activities:
Net increase in deposits	688.1	1,011.7
Net decrease in borrowings with terms of three months or less	(589.3)	(548.0)
Repayments of borrowings with terms of more than three months	(0.1)	(0.1)
Cash dividends paid on common stock	(50.7)	(49.5)
Common stock repurchases	(2.9)	(2.7)
Proceeds from stock options exercised, including excess income tax benefits	0.5	8.1

Net cash provided by financing activities	45.6	419.5

Net decrease in cash and cash equivalents	(161.6)	(456.9)
Cash and cash equivalents at beginning of period	715.3	1,013.7

Cash and cash equivalents at end of period	$553.7	$556.8

Supplemental Information:
Interest payments	$37.4	$32.1
Unsettled purchases of securities	6.3	1.1
Real estate properties acquired by foreclosure	3.8	6.7
Income tax payments	2.4	4.9

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by this Quarterly Report for the period ended March 31, 2016, provides disclosure of People’s United’s significant accounting policies.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities (“VIEs”), are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling People’s United Bank, N. A. (the “Bank”) to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($170.3 million and $158.4 million at March 31, 2016 and December 31, 2015, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($82.8 million and $74.9 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $3.0 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively.

As discussed in Note 13, effective January 1, 2016, the Company adopted, with retrospective application, amended standards with respect to the presentation of debt issuance costs by changing the required presentation of such costs from an asset on the statement of condition to a deduction from the related debt liability. The adoption of this new guidance did not impact the Company’s results of operations or cash flows. In accordance with the amended standard, debt issuance costs totaling $5.6 million at December 31, 2015, previously included in other assets, are now included as a component of notes and debentures in the Consolidated Statement of Condition.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of March 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$313.2	$2.4	$—	$315.6
GSE (1) residential mortgage-backed securities and CMOs (2)	4,395.7	45.8	(11.2)	4,430.3

Total debt securities	4,708.9	48.2	(11.2)	4,745.9
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,709.1	$48.2	$(11.2)	$4,746.1

Securities held to maturity:
Debt securities:
State and municipal	$1,093.7	$68.4	$(0.1)	$1,162.0
GSE residential mortgage-backed securities	583.6	5.6	—	589.2
Other	1.5	—	—	1.5

Total securities held to maturity	$1,678.8	$74.0	$(0.1)	$1,752.7

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$363.7	$0.2	$(1.1)	$362.8
GSE residential mortgage-backed securities and CMOs	4,191.3	22.3	(48.9)	4,164.7

Total debt securities	4,555.0	22.5	(50.0)	4,527.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,555.2	$22.5	$(50.0)	$4,527.7

Securities held to maturity:
Debt securities:
State and municipal	$1,019.6	$55.8	$(0.1)	$1,075.3
GSE residential mortgage-backed securities	588.5	—	(2.8)	585.7
Other	1.5	—	—	1.5

Total securities held to maturity	$1,609.6	$55.8	$(2.9)	$1,662.5

Securities available for sale with a fair value of $1.86 billion and $1.64 billion at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2016, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$157.3	$157.4	$—	$—
After 1 but within 5 years	155.9	158.2	—	—

Total	313.2	315.6	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	967.8	996.6	—	—
After 10 years	3,427.9	3,433.7	583.6	589.2

Total	4,395.7	4,430.3	583.6	589.2

State and municipal:
Within 1 year	—	—	4.1	4.1
After 1 but within 5 years	—	—	21.7	22.1
After 5 but within 10 years	—	—	356.9	384.3
After 10 years	—	—	711.0	751.5

Total	—	—	1,093.7	1,162.0

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	157.3	157.4	4.1	4.1
After 1 but within 5 years	155.9	158.2	23.2	23.6
After 5 but within 10 years	967.8	996.6	356.9	384.3
After 10 years	3,427.9	3,433.7	1,294.6	1,340.7

Total	$4,708.9	$4,745.9	$1,678.8	$1,752.7

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2016 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$196.7	$(0.2)	$1,065.9	$(11.0)	$1,262.6	$(11.2)
U.S. Treasury and agency	76.4	—	—	—	76.4	—
Securities held to maturity:
State and municipal	20.3	(0.1)	—	—	20.3	(0.1)

Total	$293.4	$(0.3)	$1,065.9	$(11.0)	$1,359.3	$(11.3)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2015 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$2,200.8	$(20.3)	$933.9	$(28.6)	$3,134.7	$(48.9)
U.S. Treasury and agency	346.3	(1.1)	—	—	346.3	(1.1)
Securities held to maturity:
GSE residential mortgage-backed securities	585.7	(2.8)	—	—	585.7	(2.8)
State and municipal	22.3	(0.1)	3.7	—	26.0	(0.1)

Total	$3,155.1	$(24.3)	$937.6	$(28.6)	$4,092.7	$(52.9)

At March 31, 2016, approximately 5% of the 1,407 securities owned by the Company, consisting of 38 securities classified as available for sale and 35 securities classified as held to maturity, had gross unrealized losses totaling $11.2 million and $0.1 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average maturity of 12 years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates. Management believes that all gross unrealized losses within the securities portfolio at March 31, 2016 and December 31, 2015 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $149.1 million and $154.0 million at March 31, 2016 and December 31, 2015, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. acquisition, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both March 31, 2016 and December 31, 2015). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2016 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) (total cost of $139.5 million and $140.1 million at March 31, 2016 and December 31, 2015, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at March 31, 2016 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB-NY totaling $126.6 million at March 31, 2016 and
$333.7 million at December 31, 2015. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.50% at both dates.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the three months ended March 31, 2016.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	March 31, 2016			December 31, 2015
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,723.4	$323.0	$10,046.4	$9,696.9	$331.9	$10,028.8
Commercial and industrial	7,493.9	213.2	7,707.1	7,526.4	222.3	7,748.7
Equipment financing	2,963.0	14.8	2,977.8	2,957.6	15.7	2,973.3

Total Commercial Portfolio	20,180.3	551.0	20,731.3	20,180.9	569.9	20,750.8

Retail:
Residential mortgage:
Adjustable-rate	4,876.5	111.5	4,988.0	4,733.3	117.9	4,851.2
Fixed-rate	546.8	66.0	612.8	536.1	69.7	605.8

Total residential mortgage	5,423.3	177.5	5,600.8	5,269.4	187.6	5,457.0

Consumer:
Home equity	2,095.1	35.1	2,130.2	2,115.5	38.2	2,153.7
Other consumer	47.6	0.8	48.4	48.5	0.9	49.4

Total consumer	2,142.7	35.9	2,178.6	2,164.0	39.1	2,203.1

Total Retail Portfolio	7,566.0	213.4	7,779.4	7,433.4	226.7	7,660.1

Total loans	$27,746.3	$764.4	$28,510.7	$27,614.3	$796.6	$28,410.9

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $63.0 million at March 31, 2016 and $59.8 million at December 31, 2015.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
March 31, 2016 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$181.8	$7.9	$189.7	$21.1	$0.2	$21.3	$211.0

Charge-offs	(4.6)	(0.3)	(4.9)	(2.8)	—	(2.8)	(7.7)
Recoveries	0.4	—	0.4	1.3	—	1.3	1.7

Net loan charge-offs	(4.2)	(0.3)	(4.5)	(1.5)	—	(1.5)	(6.0)
Provision for loan losses	7.3	0.1	7.4	3.1	—	3.1	10.5

Balance at end of period	$184.9	$7.7	$192.6	$22.7	$0.2	$22.9	$215.5

Three months ended	Commercial			Retail
March 31, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3

Charge-offs	(6.6)	—	(6.6)	(1.5)	—	(1.5)	(8.1)
Recoveries	0.6	—	0.6	0.3	—	0.3	0.9

Net loan charge-offs	(6.0)	—	(6.0)	(1.2)	—	(1.2)	(7.2)
Provision for loan losses	9.5	(0.4)	9.1	0.7	—	0.7	9.8

Balance at end of period	$173.1	$9.4	$182.5	$18.0	$0.4	$18.4	$200.9

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of March 31, 2016	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$168.1	$6.0	$20,012.2	$178.9	$551.0	$7.7	$20,731.3	$192.6
Retail	94.7	4.0	7,471.3	18.7	213.4	0.2	7,779.4	22.9

Total	$262.8	$10.0	$27,483.5	$197.6	$764.4	$7.9	$28,510.7	$215.5

As of December 31, 2015	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$155.1	$5.5	$20,025.8	$176.3	$569.9	$7.9	$20,750.8	$189.7
Retail	97.0	3.9	7,336.4	17.2	226.7	0.2	7,660.1	21.3

Total	$252.1	$9.4	$27,362.2	$193.5	$796.6	$8.1	$28,410.9	$211.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

	March 31,	December 31,
(in millions)	2016	2015
Commercial:
Commercial and industrial	$41.5	$44.9
Commercial real estate	35.9	30.2
Equipment financing	41.1	27.5

Total (1)	118.5	102.6

Retail:
Residential mortgage	31.1	37.2
Home equity	18.9	19.5
Other consumer	—	0.1

Total (2)	50.0	56.8

Total	$168.5	$159.4

(1)	Reported net of government guarantees totaling $16.2 million and $16.9 million at March 31, 2016 and December 31, 2015, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2016, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $14.3 million and $19.9 million of loans in the process of foreclosure at March 31, 2016 and December 31, 2015, respectively.

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $25.1 million and $2.3 million, respectively, at March 31, 2016 and $27.7 million and $2.3 million, respectively, at December 31, 2015. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015.

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

People’s United’s recorded investment in originated loans classified as TDRs totaled $193.2 million and $195.7 million at March 31, 2016 and December 31, 2015, respectively. The related allowance for loan losses at March 31, 2016 and December 31, 2015 was $7.2 million and $5.9 million, respectively. Interest income recognized on TDRs totaled $1.1 million for both the three months ended March 31, 2016 and 2015. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2016 and 2015. Originated loans that were modified and classified as TDRs during the three months ended March 31, 2016 and 2015 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2016 and 2015. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	3	$1.1	$1.1
Commercial and industrial (2)	13	5.2	5.2
Equipment financing (3)	10	6.1	6.1

Total	26	12.4	12.4

Retail:
Residential mortgage (4)	19	5.3	5.3
Home equity (5)	19	1.6	1.6
Other consumer	—	—	—

Total	38	6.9	6.9

Total	64	$19.3	$19.3

(1)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.2 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.9 million); or a combination of concessions (1 contract; recorded investment of less than $0.1 million).
(2)	Represents the following concessions: extension of term (7 contracts; recorded investment of $4.4 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.4 million); or a combination of concessions (3 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: extension of term (2 contracts; recorded investment of $0.4 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $4.3 million); or a combination of concessions (3 contracts; recorded investment of $1.4 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (4 contracts; recorded investment of $1.5 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $1.4 million); or a combination of concessions (10 contracts; recorded investment of $2.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (14 contracts; recorded investment of $1.3 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (4 contracts; recorded investment of $0.2 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended March 31, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	8	$4.9	$4.9
Commercial and industrial (2)	8	10.1	10.1
Equipment financing (3)	5	7.6	7.6

Total	21	22.6	22.6

Retail:
Residential mortgage (4)	20	5.7	5.7
Home equity (5)	33	2.0	2.0
Other consumer	—	—	—

Total	53	7.7	7.7

Total	74	$30.3	$30.3

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $4.9 million).
(2)	Represents the following concessions: extension of term (4 contracts; recorded investment of $8.7 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.6 million); or a combination of concessions (1 contract; recorded investment of $0.8 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (3 contracts; recorded investment of $5.7 million); or a combination of concessions (2 contracts; recorded investment of $1.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $2.4 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.5 million); temporary rate reduction (1 contract; recorded investment of $0.2 million); or a combination of concessions (9 contracts; recorded investment of $1.6 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (25 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.2 million); or a combination of concessions (6 contracts; recorded investment of $0.8 million).

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2016 and 2015. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2016 or 2015.

	Three Months Ended March 31,
	2016		2015
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	0.6	2	0.1
Equipment financing	5	2.5	4	1.3

Total	7	3.1	6	1.4

Retail:
Residential mortgage	6	1.3	17	7.4
Home equity	7	0.5	11	1.2
Other consumer	—	—	—	—

Total	13	1.8	28	8.6

Total	20	$4.9	34	$10.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of March 31, 2016			As of December 31, 2015
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$50.3	$49.2	$—	$46.5	$45.3	$—
Commercial and industrial	45.2	42.7	—	53.2	50.8	—
Equipment financing	38.0	29.8	—	32.6	26.0	—
Retail:
Residential mortgage	63.0	57.2	—	67.2	60.4	—
Home equity	24.1	20.9	—	23.3	20.5	—
Other consumer	—	—	—	—	—	—

Total	$220.6	$199.8	$—	$222.8	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$17.7	$13.4	$1.4	$18.8	$14.7	$1.9
Commercial and industrial	23.0	20.4	3.0	19.2	14.7	3.3
Equipment financing	12.9	12.6	1.6	3.8	3.6	0.3
Retail:
Residential mortgage	14.7	14.6	3.2	14.1	14.0	2.9
Home equity	2.2	2.0	0.8	2.3	2.1	1.0
Other consumer	—	—	—	—	—	—

Total	$70.5	$63.0	$10.0	$58.2	$49.1	$9.4

Total impaired loans:
Commercial:
Commercial real estate	$68.0	$62.6	$1.4	$65.3	$60.0	$1.9
Commercial and industrial	68.2	63.1	3.0	72.4	65.5	3.3
Equipment financing	50.9	42.4	1.6	36.4	29.6	0.3

Total	187.1	168.1	6.0	174.1	155.1	5.5

Retail:
Residential mortgage	77.7	71.8	3.2	81.3	74.4	2.9
Home equity	26.3	22.9	0.8	25.6	22.6	1.0
Other consumer	—	—	—	—	—	—

Total	104.0	94.7	4.0	106.9	97.0	3.9

Total	$291.1	$262.8	$10.0	$281.0	$252.1	$9.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2016		2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$60.2	$0.3	$78.0	$0.3
Commercial and industrial	63.0	0.4	59.5	0.4
Equipment financing	33.1	0.1	26.8	0.1

Total	156.3	0.8	164.3	0.8

Retail:
Residential mortgage	72.2	0.4	75.6	0.4
Home equity	22.4	0.1	21.5	0.1
Other consumer	—	—	—	—

Total	94.6	0.5	97.1	0.5

Total	$250.9	$1.3	$261.4	$1.3

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of March 31, 2016 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,697.2	$12.3	$13.9	$26.2	$9,723.4
Commercial and industrial	7,436.2	14.5	43.2	57.7	7,493.9
Equipment financing	2,864.9	84.0	14.1	98.1	2,963.0

Total	19,998.3	110.8	71.2	182.0	20,180.3

Retail:
Residential mortgage	5,378.2	26.1	19.0	45.1	5,423.3
Home equity	2,081.2	4.6	9.3	13.9	2,095.1
Other consumer	47.5	0.1	—	0.1	47.6

Total	7,506.9	30.8	28.3	59.1	7,566.0

Total originated loans	$27,505.2	$141.6	$99.5	$241.1	$27,746.3

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $22.0 million, $14.5 million and $27.0 million, respectively, and $21.7 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

LTV ratios and FICO scores are determined at origination and updated periodically throughout the life of the loan. LTV ratios are updated for loans 90 days past due and FICO scores are updated for the entire portfolio quarterly. The portfolio stratification (“High”, “Moderate” and “Low” risk) and identification of the corresponding credit quality indicators also occurs quarterly

Commercial and Retail loans are also evaluated to determine whether they are impaired loans, which are included in the tabular disclosures of credit quality indicators that follow.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2016 and December 31, 2015, the allowance for loan losses on acquired loans was $7.9 million and $8.1 million, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of March 31, 2016 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,454.8	$7,068.6	$2,555.6	$19,079.0
Special mention	135.0	119.0	117.1	371.1
Substandard	133.6	304.4	290.3	728.3
Doubtful	—	1.9	—	1.9

Total originated loans	9,723.4	7,493.9	2,963.0	20,180.3

Acquired loans:
Pass	256.9	169.4	6.9	433.2
Special mention	19.3	5.0	4.8	29.1
Substandard	45.0	38.8	3.1	86.9
Doubtful	1.8	—	—	1.8

Total acquired loans	323.0	213.2	14.8	551.0

Total	$10,046.4	$7,707.1	$2,977.8	$20,731.3

As of March 31, 2016 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,647.5	$924.0	$26.7	$3,598.2
Moderate risk	2,253.9	629.3	7.2	2,890.4
High risk	521.9	541.8	13.7	1,077.4

Total originated loans	5,423.3	2,095.1	47.6	7,566.0

Acquired loans:
Low risk	91.4	—	—	91.4
Moderate risk	34.8	—	—	34.8
High risk	51.3	35.1	0.8	87.2

Total acquired loans	177.5	35.1	0.8	213.4

Total	$5,600.8	$2,130.2	$48.4	$7,779.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,438.6	$7,153.4	$2,550.0	$19,142.0
Special mention	130.6	121.0	119.1	370.7
Substandard	127.7	250.5	288.5	666.7
Doubtful	—	1.5	—	1.5

Total originated loans	9,696.9	7,526.4	2,957.6	20,180.9

Acquired loans:
Pass	260.9	175.9	6.1	442.9
Special mention	20.1	6.6	5.0	31.7
Substandard	49.1	39.8	4.6	93.5
Doubtful	1.8	—	—	1.8

Total acquired loans	331.9	222.3	15.7	569.9

Total	$10,028.8	$7,748.7	$2,973.3	$20,750.8

As of December 31, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,579.3	$959.2	$25.8	$3,564.3
Moderate risk	2,208.6	651.2	7.9	2,867.7
High risk	481.5	505.1	14.8	1,001.4

Total originated loans	5,269.4	2,115.5	48.5	7,433.4

Acquired loans:
Low risk	97.7	—	—	97.7
Moderate risk	36.2	—	—	36.2
High risk	53.7	38.2	0.9	92.8

Total acquired loans	187.6	38.2	0.9	226.7

Total	$5,457.0	$2,153.7	$49.4	$7,660.1

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2016, the outstanding principal balance and carrying amount of the acquired loan portfolio were $865.4 million and $764.4 million, respectively ($901.9 million and $796.6 million, respectively, at December 31, 2015).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended March 31,
(in millions)	2016	2015
Balance at beginning of period	$296.0	$396.3
Accretion	(11.6)	(15.3)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	0.3
Other changes in expected cash flows (2)	(3.6)	(19.7)

Balance at end of period	$280.8	$361.6

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $8.2 million and $5.4 million, respectively, at March 31, 2016, and $7.1 million and $5.5 million, respectively, at December 31, 2015. Repossessed assets totaled $7.3 million and $9.5 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (88.8 million shares at both March 31, 2016 and December 31, 2015) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (0.2 million shares at March 31, 2016 and 0.3 million shares at December 31, 2015). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United pension and other postretirement plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three months ended March 31, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(140.0)	$(17.7)	$(19.5)	$—	$(177.2)

Other comprehensive income (loss) before reclassifications	—	41.0	—	(0.2)	40.8
Amounts reclassified from AOCL (1)	1.0	—	0.5	0.2	1.7

Current period other comprehensive income	1.0	41.0	0.5	—	42.5

Balance at March 31, 2016	$(139.0)	$23.3	$(19.0)	$—	$(134.7)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

Other comprehensive income (loss) before reclassifications	—	26.2	—	(0.4)	25.8
Amounts reclassified from AOCL (1)	1.1	—	0.5	0.2	1.8

Current period other comprehensive income (loss)	1.1	26.2	0.5	(0.2)	27.6

Balance at March 31, 2015	$(141.8)	$22.5	$(21.0)	$(0.3)	$(140.6)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL		Affected Line Item
	Three Months Ended March 31,		in the Statement Where
(in millions)	2016	2015	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(1.5)	$(2.0)	(1)
Prior service credit	0.2	0.3	(1)

	(1.3)	(1.7)	Income before income tax expense
	0.3	0.6	Income tax expense

	(1.0)	(1.1)	Net income

Reclassification adjustment for net realized gains on securities available for sale (4)	—	—	Income before income tax expense (2)
	—	—	Income tax expense

	—	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.8)	(0.8)	Income before income tax expense (3)
	0.3	0.3	Income tax expense

	(0.5)	(0.5)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	(0.3)	(5)
Interest rate locks (4)	—	—	(5)

	(0.3)	(0.3)	Income before income tax expense
	0.1	0.1	Income tax expense

	(0.2)	(0.2)	Net income

Total reclassifications for the period	$(1.7)	$(1.8)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million for both periods.
(5)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Net income	$62.9	$59.2
Dividends and undistributed earnings allocated to participating securities	(0.2)	(0.3)

Income attributable to common shareholders	$62.7	$58.9

Average common shares outstanding for basic EPS	301.9	299.1
Effect of dilutive equity-based awards	—	—

Average common and common-equivalent shares for diluted EPS	301.9	299.1

Basic EPS	$0.21	$0.20

Diluted EPS	$0.21	$0.20

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling
22.4 million shares and 21.6 million shares for the three months ended March 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of People’s United’s goodwill are summarized as follows for the three months ended March 31, 2016. There were no changes in goodwill during the three months ended March 31, 2015.

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2015	$1,222.8	$681.9	$54.0	$1,958.7
Adjustments	(0.7)	(2.3)	(0.1)	(3.1)

Balance at March 31, 2016	$1,222.1	$679.6	$53.9	$1,955.6

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2016 and December 31, 2015, tax deductible goodwill totaled $23.3 million and $24.1 million, respectively, and related, almost entirely, to the Kesten-Brown Insurance, LLC and Butler Bank acquisitions.

People’s United’s other acquisition-related intangible assets totaled $123.3 million and $129.1 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($78.0 million); core deposit intangible ($20.8 million); trust relationship intangible ($19.2 million); and insurance relationship intangible ($5.3 million).

Amortization expense of other acquisition-related intangible assets totaled $5.8 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2016 and each of the next five years is as follows: $23.2 million in 2016; $22.1 million in 2017; $10.7 million in 2018; $9.9 million in 2019; $9.5 million in 2020; and $9.2 million in 2021. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2016 and 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

	Pension Plans		Other Postretirement Plan
Three months ended March 31 (in millions)	2016	2015	2016	2015
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$0.1
Interest cost	4.7	5.3	0.1	0.1
Expected return on plan assets	(8.6)	(8.1)	—	—
Recognized net actuarial loss	1.5	2.0	0.1	0.1
Recognized prior service credit	(0.2)	(0.3)	—	(0.1)
Settlements	0.3	0.2	—	—

Net periodic benefit (income) expense	(2.3)	(0.9)	0.3	0.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(1.5)	(2.0)	(0.1)	(0.1)
Prior service credit	0.2	0.3	—	0.1

Total pre-tax changes recognized in other comprehensive income	(1.3)	(1.7)	(0.1)	—

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(3.6)	$(2.6)	$0.2	$0.2

Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for the Pension Plans and the Other Postretirement Plan. Instead of using spot interest rate yield curves, People’s United has elected to use a full yield curve approach to estimate this component of benefit income by applying the specific spot rates along the yield curve, used in the determination of the benefit obligations, to the relevant projected cash flows. This change did not affect the measurement of People’s United’s total benefit obligations as the change in interest cost is completely offset by the actuarial gain or loss recognized. People’s United considers this a change in accounting estimate and, accordingly, accounted for it prospectively in 2016.

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $1.2 million for the three months ended March 31, 2016. At March 31, 2016, the loan balance totaled $188.6 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,223,186 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2016, 7,230,389 shares of People’s United common stock, with a fair value of $115.2 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.3 million for both the three months ended March 31, 2016 and 2015.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2016 and 2015.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2016 and December 31, 2015, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

Other Assets

As discussed in Note 7, certain unfunded, nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.8	$—	$—	$6.8
Securities available for sale:
U.S. Treasury and agency	315.6	—	—	315.6
GSE residential mortgage-backed securities and CMOs	—	4,430.3	—	4,430.3
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	29.2	—	—	29.2
Fixed income securities	—	4.9	—	4.9
Mutual funds	2.6	—	—	2.6
Interest rate swaps	—	288.3	—	288.3
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7

Total	$354.2	$4,724.8	$—	$5,079.0

Financial liabilities:
Interest rate swaps	$—	$220.8	$—	$220.8
Foreign exchange contracts	—	1.3	—	1.3
Interest rate-lock commitments on residential mortgage loans	—	0.9	—	0.9

Total	$—	$223.0	$—	$223.0

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.7	$—	$—	$6.7
Securities available for sale:
U.S. Treasury and agency	362.8	—	—	362.8
GSE residential mortgage-backed securities and CMOs	—	4,164.7	—	4,164.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	29.4	—	—	29.4
Fixed income securities	—	5.1	—	5.1
Mutual funds	2.0	—	—	2.0
Interest rate swaps	—	157.0	—	157.0
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.6	—	0.6

Total	$400.9	$4,328.2	$—	$4,729.1

Financial liabilities:
Interest rate swaps	$—	$108.5	$—	$108.5
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	0.8	—	0.8

Total	$—	$109.5	$—	$109.5

As of December 31, 2015, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2016 and 2015.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$31.5	$—	$31.5
Impaired loans (2)	—	—	63.0	63.0
REO and repossessed assets (3)	—	—	20.9	20.9

Total	$—	$31.5	$83.9	$115.4

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.5	$—	$34.5
Impaired loans (2)	—	—	49.1	49.1
REO and repossessed assets (3)	—	—	22.1	22.1

Total	$—	$34.5	$71.2	$105.7

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2016 and 2015.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $46.4 million of Commercial loans and $16.6 million of Retail loans at March 31, 2016. The provision for loan losses on impaired loans totaled $2.2 million for both the three months ended March 31, 2016 and 2015.
(3)	Represents: (i) $8.2 million of residential REO; (ii) $5.4 million of commercial REO; and (iii) $7.3 million of repossessed assets at March 31, 2016. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $0.9 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $1.0 million and $0.4 million for the same periods.

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

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying	Measurements Using
As of March 31, 2016 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$302.7	$302.7	$—	$—	$302.7
Short-term investments	251.0	—	251.0	—	251.0
Securities held to maturity	1,678.8	—	1,751.2	1.5	1,752.7
FHLB and FRB stock	299.9	—	299.9	—	299.9
Total loans, net (1)	28,232.2	—	5,493.6	22,936.3	28,429.9
Financial liabilities:
Time deposits	4,879.2	—	4,908.7	—	4,908.7
Other deposits	24,226.3	—	24,226.3	—	24,226.3
FHLB advances	3,063.1	—	3,070.0	—	3,070.0
Customer repurchase agreements	351.2	—	351.2	—	351.2
Federal funds purchased	303.0	—	303.0	—	303.0
Notes and debentures	1,050.4	—	1,015.3	—	1,015.3

(1)	Excludes impaired loans totaling $63.0 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying	Measurements Using
As of December 31, 2015 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$334.8	$334.8	$—	$—	$334.8
Short-term investments	380.5	—	380.5	—	380.5
Securities held to maturity	1,609.6	—	1,661.0	1.5	1,662.5
FHLB and FRB stock	305.4	—	305.4	—	305.4
Total loans, net (1)	28,150.8	—	5,315.3	22,893.7	28,209.0
Financial liabilities:
Time deposits	4,818.1	—	4,836.5	—	4,836.5
Other deposits	23,599.3	—	23,599.3	—	23,599.3
FHLB advances	3,463.8	—	3,468.7	—	3,468.7
Customer repurchase agreements	469.5	—	469.5	—	469.5
Federal funds purchased	374.0	—	374.0	—	374.0
Notes and debentures	1,033.1	—	1,012.9	—	1,012.9

(1)	Excludes impaired loans totaling $49.1 million measured at fair value on a non-recurring basis.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2016 was $12.2 million, for which People’s United had posted collateral of $10.9 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $1.3 million in additional collateral would have been required.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015	March 31, 2016	Dec. 31, 2015
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$4,903.0	$4,644.8	$250.1	$130.9	$2.3	$2.6
Institutional counterparties	N/A	4,903.0	4,644.8	2.3	7.2	217.8	105.3
Risk participation agreements (2)	N/A	241.6	244.4	0.1	—	—	—
Foreign exchange contracts	N/A	47.8	56.7	0.3	0.6	1.3	0.2
Forward commitments to sell residential mortgage loans	N/A	47.4	44.7	0.7	0.6	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	67.0	65.4	—	—	0.9	0.8

Total				253.5	139.3	222.3	108.9

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	0.7	0.6
Subordinated notes	Fair value	375.0	375.0	35.9	18.9	—	—

Total				35.9	18.9	0.7	0.6

Total fair value of derivatives				$289.4	$158.2	$223.0	$109.5

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at December 31, 2015.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Three months ended March 31 (in millions)	Hedge	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$136.1	$67.7	$—	$—
Institutional counterparties	N/A	(132.9)	(62.5)	—	—
Foreign exchange contracts	N/A	(1.4)	0.2	—	—
Risk participation agreements (2)	N/A	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	—	0.4	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	(0.5)	—	—

Total		1.7	5.3	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.3)	(0.3)	(0.3)	(0.6)
Interest rate locks (2)	Cash flow	—	—	—	—
Interest rate swaps	Fair value	2.3	2.5	—	—

Total		2.0	2.2	(0.3)	(0.6)

Total		$3.7	$7.5	$(0.3)	$(0.6)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Income totaled less than $0.1 million for both periods.

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

	Gross	Gross	Net	Gross Amounts Not Offset
As of March 31, 2016 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	0.3	—	0.3	(0.3)	—	—
Counterparty C	—	—	—	—	—	—
Counterparty D	2.0	—	2.0	(2.0)	—	—
Counterparty E	35.9	—	35.9	(35.9)	—	—
Other counterparties	—	—	—	—	—	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$38.5	$—	$38.5	$(38.2)	$—	$0.3

Financial liabilities:
Interest rate swaps:
Counterparty A	$11.9	$—	$11.9	$—	$(11.9)	$—
Counterparty B	16.2	—	16.2	(0.3)	(15.9)	—
Counterparty C	10.7	—	10.7	—	(10.7)	—
Counterparty D	13.6	—	13.6	(2.0)	(10.2)	1.4
Counterparty E	158.0	—	158.0	(35.9)	(122.1)	—
Other counterparties	8.5	—	8.5	—	(8.2)	0.3
Foreign exchange contracts	1.3	—	1.3	—	—	1.3

Total	$220.2	$—	$220.2	$(38.2)	$(179.0)	$3.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross	Gross	Net	Gross Amounts Not Offset
As of December 31, 2015 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.6	$—	$0.6	$(0.6)	$—	$—
Counterparty B	0.7	—	0.7	(0.7)	—	—
Counterparty C	0.6	—	0.6	(0.6)	—	—
Counterparty D	0.7	—	0.7	(0.7)	—	—
Counterparty E	22.6	—	22.6	(22.6)	—	—
Other counterparties	0.8	—	0.8	(0.7)	—	0.1
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$26.6	$—	$26.6	$(25.9)	$—	$0.7

Financial liabilities:
Interest rate swaps:
Counterparty A	$8.4	$—	$8.4	$(0.6)	$(7.8)	$—
Counterparty B	10.4	—	10.4	(0.7)	(9.7)	—
Counterparty C	5.1	—	5.1	(0.6)	(4.5)	—
Counterparty D	8.9	—	8.9	(0.7)	(7.3)	0.9
Counterparty E	69.5	—	69.5	(22.6)	(46.9)	—
Other counterparties	3.6	—	3.6	(0.7)	(2.9)	—
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$106.1	$—	$106.1	$(25.9)	$(79.1)	$1.1

NOTE 13. NEW ACCOUNTING STANDARDS

Standards effective in 2016

Stock Compensation

In June 2014, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to stock compensation to require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The amendment further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to those periods for which the requisite service has already been rendered. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2016 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Consolidation

In February 2015, the FASB amended its standards with respect to the analysis that a reporting entity must perform in determining whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This amendment, which is being applied retrospectively, became effective for People’s United on January 1, 2016 and did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Presentation of Debt Issuance Costs

In April 2015, the FASB amended its standards with respect to the presentation of debt issuance costs by changing the required presentation of such costs from an asset on the statement of condition to a deduction from the related debt liability. This amendment, which is being applied retrospectively, became effective for People’s United on January 1, 2016 and did not have a significant impact on the Company’s Consolidated Financial Statements. See Note 1.

Retirement Benefits

In April 2015, the FASB amended its standards with respect to the accounting for retirement benefits by providing a practical expedient, for entities with fiscal year-ends that do not coincide with a month-end, permitting such entities to measure defined benefit plan assets and obligations using the month-end that is closest to its fiscal year-end. This practical expedient is to be applied consistently from year to year and to all plans if an entity has more than one plan. Further, in cases where a significant event caused by the entity (such as a plan amendment, curtailment or settlement) that requires the remeasurement of defined benefit plan assets and obligations does not coincide with a month-end, entities may elect to remeasure both plan assets and obligations using the month-end that is closest to the date of the significant event. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2016 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Business Combinations

In September 2015, the FASB amended its standards with respect to business combinations to eliminate the requirement to restate prior period financial statements for measurement period adjustments. Instead, the amended guidance requires that, during the measurement period, an acquirer recognize adjustments of previously recorded provisional amounts in the reporting period in which such adjustments are determined. In doing so, the acquirer would be required to record the cumulative effect of measurement period adjustments on current and prior period earnings, including the prior period impact on depreciation, amortization or other income statement items. The amended standard also contains additional disclosure requirements with respect to measurement period adjustments. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2016 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Standards effective in 2017

Derivatives and Hedging

In March 2016, the FASB amended its standards with respect to derivatives and hedging. The first amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship and discontinuation of the application of hedge accounting. This amendment does not require additional disclosures beyond disclosure about a change in accounting principle in the period of adoption. The second amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence and no longer is required to assess whether the event that triggers the ability to exercise the option is related to interest rate or credit risk. For public business entities, both of these new amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (January 1, 2017 for People’s United) and may be applied either prospectively or on a modified retrospective basis. Earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of these amendments is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Investments – Equity Method and Joint Ventures

In March 2016, the FASB amended its standards with respect to the equity method of accounting by eliminating the requirement that, upon an investment qualifying for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retrospectively, as if the equity method of accounting had been in effect during all previous periods that the investment was held. Rather, under the new guidance, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Instead, any unrealized holding gain or loss is to be recognized through other comprehensive income on the date the investment qualifies for use of the equity method. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (January 1, 2017 for People’s United) and is to be applied prospectively. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Stock Compensation

In March 2016, the FASB amended its standards with respect to certain aspects of the accounting for share-based payment awards, including: (i) the related income tax consequences; (ii) the classification of awards as either equity or liabilities; and (iii) the classification in the statement of cash flows. For public business entities, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (January 1, 2017 for People’s United) and should be applied prospectively. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

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

In July 2015, the FASB approved a one-year deferral of the effective date (now January 1, 2018 for People’s United) with early adoption, as of the original effective date, permitted. In March, April and May 2016, the FASB issued amendments to clarify the implementation guidance and add some practical expedients in certain areas, including: (i) principal versus agent considerations; (ii) the identification of performance obligations; and (iii) certain aspects of the accounting for licensing arrangements. These amendments do not change the core principle of the guidance and are effective for and follow the same transition requirements as the core principle. The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

Presentation of Deferred Taxes

In November 2015, the FASB amended its standards with respect to the presentation of deferred income taxes to eliminate the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of condition, thereby simplifying the presentation of deferred income taxes. For public business entities, this new amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United) and may be applied either prospectively or retrospectively to all periods presented. Earlier application of the amendment is permitted as of the beginning of an interim or annual reporting period. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Standards effective in 2019

Accounting for Leases

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a “right-to-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United). The Company is currently evaluating the impact of the amended guidance on the Company’s Consolidated Financial Statements.

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

Selected Consolidated Financial Information

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions, except per share data)	2016	2015	2015
Earnings Data:
Net interest income (fully taxable equivalent)	$247.4	$245.3	$233.9
Net interest income	240.1	238.8	228.1
Provision for loan losses	10.5	9.7	9.8
Non-interest income (1)	82.3	93.3	89.0
Non-interest expense	217.3	217.0	217.6
Operating non-interest expense (2)	n/a	213.2	211.6
Income before income tax expense	94.6	105.4	89.7
Net income	62.9	70.8	59.2
Operating earnings (2)	n/a	67.2	63.2

Selected Statistical Data:
Net interest margin (3)	2.83%	2.87%	2.91%
Return on average assets (3)	0.65	0.75	0.66
Operating return on average assets (2), (3)	n/a	0.71	0.71
Return on average tangible assets (3)	0.69	0.79	0.70
Return on average stockholders’ equity (3)	5.3	6.0	5.1
Return on average tangible stockholders’ equity (3)	9.4	10.7	9.2
Operating return on average tangible stockholders’ equity (2), (3)	n/a	10.2	9.9
Efficiency ratio (2)	62.7	61.0	61.9

Common Share Data:
Basic and diluted earnings per share	$0.21	$0.23	$0.20
Operating earnings per share (2)	n/a	0.22	0.21
Dividends paid per share	0.1675	0.1675	0.165
Dividend payout ratio	80.6%	71.5%	83.7%
Operating dividend payout ratio (2)	n/a	75.3	78.3
Book value per share (end of period)	$15.80	$15.62	$15.55
Tangible book value per share (end of period) (2)	8.94	8.73	8.58
Stock price:
High	16.27	16.93	15.45
Low	13.62	15.00	13.97
Close (end of period)	15.93	16.15	15.20

(1)	Three months ended December 31, 2015 includes a $9.2 million net gain resulting from the sale of the Bank’s payroll services business.
(2)	Effective with the quarter ended March 31, 2016, certain expenses are no longer considered to be non-operating expenses. Accordingly, operating metrics are not applicable. See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)	Annualized.

	As of and for the Three Months Ended
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2016	2015	2015	2015	2015
Financial Condition Data:
Total assets	$39,264	$38,947	$37,507	$37,208	$36,437
Loans	28,511	28,411	27,672	27,562	26,929
Securities	6,732	6,449	5,921	5,756	5,577
Short-term investments (1)	251	380	245	196	250
Allowance for loan losses	216	211	208	205	201
Goodwill and other acquisition-related intangible assets	2,079	2,088	2,085	2,091	2,097
Deposits	29,105	28,417	28,280	27,435	27,150
Borrowings	3,717	4,307	2,997	3,563	3,143
Notes and debentures	1,050	1,033	1,039	1,024	1,036
Stockholders’ equity	4,791	4,732	4,731	4,686	4,682
Total risk-weighted assets:
People’s United	29,832	29,646	28,990	28,688	28,100
People’s United Bank, N.A.	29,826	29,621	28,953	28,648	28,084
Non-performing assets (2)	189	182	210	221	209
Net loan charge-offs	6.0	6.2	4.1	3.2	7.2

Average Balances:
Loans	$28,159	$27,853	$27,496	$27,125	$26,504
Securities (3)	6,498	6,133	5,880	5,577	5,325
Short-term investments (1)	348	247	245	223	276
Total earning assets	35,005	34,233	33,621	32,925	32,105
Total assets	38,773	37,955	37,284	36,645	35,796
Deposits	28,721	28,481	27,810	27,236	26,579
Borrowings	3,664	3,187	3,304	3,215	3,018
Notes and debentures	1,044	1,037	1,028	1,034	1,035
Total funding liabilities	33,429	32,705	32,142	31,485	30,632
Stockholders’ equity	4,761	4,736	4,700	4,689	4,663

Ratios:
Net loan charge-offs to average total loans (annualized)	0.09%	0.09%	0.06%	0.05%	0.11%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	0.68	0.66	0.78	0.83	0.80
Originated allowance for loan losses to:
Originated loans (2)	0.75	0.73	0.74	0.73	0.74
Originated non-performing loans (2)	123.3	127.3	108.1	102.9	107.5
Average stockholders’ equity to average total assets	12.3	12.5	12.6	12.8	13.0
Stockholders’ equity to total assets	12.2	12.1	12.6	12.6	12.8
Tangible stockholders’ equity to tangible assets (4)	7.3	7.2	7.5	7.4	7.5
Total risk-based capital:
People’s United	11.5	11.7	11.8	11.8	11.9
People’s United Bank, N.A.	12.9	12.6	12.8	12.9	13.1

(1)	Includes securities purchased under agreements to resell.
(2)	Excludes acquired loans.
(3)	Average balances for securities are based on amortized cost.
(4)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

Operating earnings exclude from net income those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) writedowns of banking house assets and related lease termination costs; (iii) severance-related costs; (iv) merger-related expenses, including acquisition integration and other costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Effective with the quarter ended March 31, 2016, recurring writedowns of banking house assets and certain severance-related costs are no longer considered to be non-operating expenses. Operating earnings per share (“EPS”) is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) GAAP EPS. Operating return on average assets is calculated by dividing operating earnings by average total assets. Operating return on average tangible stockholders’ equity is calculated by dividing operating earnings by average tangible stockholders’ equity. The operating dividend payout ratio is calculated by dividing dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United’s efficiency ratio and operating non-interest expense, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2016	2015	2015
Total non-interest expense	$217.3	$217.0	$217.6

Adjustments to arrive at operating non-interest expense:
Writedowns of banking house assets	—	(2.5)	(5.3)
Severance-related costs	—	(1.3)	(0.7)

Total	—	(3.8)	(6.0)

Operating non-interest expense	n/a	213.2	211.6

Operating lease expense (1)	(9.2)	(9.4)	(9.3)
Amortization of other acquisition-related intangible assets	(5.8)	(6.1)	(5.9)
Other (2)	(1.5)	(2.2)	(2.0)

Total non-interest expense for efficiency ratio	$200.8	$195.5	$194.4

Net interest income (FTE basis)	$247.4	$245.3	$233.9
Total non-interest income	82.3	93.3	89.0

Total revenues	329.7	338.6	322.9
Adjustments:
Operating lease expense (1)	(9.2)	(9.4)	(9.3)
BOLI FTE adjustment	0.5	0.5	0.6
Net security gains	(0.1)	—	—
Gain on sale of business, net of expenses	—	(9.2)	—
Other (3)	(0.7)	—	—

Total revenues for efficiency ratio	$320.2	$320.5	$314.2

Efficiency ratio	62.7%	61.0%	61.9%

(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following tables summarize People’s United’s tangible equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(dollars in millions)	2016	2015	2015	2015	2015
Total stockholders’ equity	$4,791	$4,732	$4,731	$4,686	$4,682
Less: Goodwill and other acquisition-related intangible assets	2,079	2,088	2,085	2,091	2,097

Tangible stockholders’ equity	$2,712	$2,644	$2,646	$2,595	$2,585

Total assets	$39,264	$38,947	$37,507	$37,208	$36,437
Less: Goodwill and other acquisition-related intangible assets	2,079	2,088	2,085	2,091	2,097

Tangible assets	$37,185	$36,859	$35,422	$35,117	$34,340

Tangible equity ratio	7.3%	7.2%	7.5%	7.4%	7.5%

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(in millions, except per share data)	2016	2015	2015	2015	2015
Tangible stockholders’ equity	$2,712	$2,644	$2,646	$2,595	$2,585

Common shares issued	399.54	399.24	398.84	398.66	397.81
Less: Common shares classified as treasury shares	89.04	89.06	89.05	89.06	89.05
Unallocated ESOP common shares	7.23	7.32	7.40	7.49	7.58

Common shares	303.27	302.86	302.39	302.11	301.18

Tangible book value per share	$8.94	$8.73	$8.75	$8.59	$8.58

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended
	Dec. 31,	March 31,
(dollars in millions, except per share data)	2015	2015
Net income, as reported	$70.8	$59.2

Adjustments to arrive at operating earnings:
Writedowns of banking house assets	2.5	5.3
Severance-related costs	1.3	0.7
Gain on sale of business, net of expenses	(9.2)	—

Total pre-tax adjustments	(5.4)	6.0
Tax effect	1.8	(2.0)

Total adjustments, net of tax	(3.6)	4.0

Operating earnings	$67.2	$63.2

EPS, as reported	$0.23	$0.20

Adjustments to arrive at operating EPS:
Writedowns of banking house assets	0.01	0.01
Severance-related costs	—	—
Gain on sale of business, net of expenses	(0.02)	—

Total adjustments per share	(0.01)	0.01

Operating EPS	$0.22	$0.21

Average total assets	$37,955	$35,796

Operating return on average assets (annualized)	0.71%	0.71%

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended
	Dec. 31,	March 31,
(dollars in millions)	2015	2015
Operating earnings	$67.2	$63.2

Average stockholders’ equity	$4,736	$4,663
Less: Average goodwill and average other acquisition-related intangible assets	2,092	2,100

Average tangible stockholders’ equity	$2,644	$2,563

Operating return on average tangible stockholders’ equity (annualized)	10.2%	9.9%

	Three Months Ended
	Dec. 31,	March 31,
(dollars in millions)	2015	2015
Dividends paid	$50.6	$49.5

Operating earnings	$67.2	$63.2

Operating dividend payout ratio	75.3%	78.3%

Financial Overview

People’s United reported net income of $62.9 million, or $0.21 per diluted share, for the three months ended March 31, 2016, compared to $59.2 million, or $0.20 per diluted share, for the year-ago period. Compared to the year-ago period, first quarter 2016 earnings reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s return on average assets was 0.65% for the three months ended March 31, 2016 compared to 0.66% for the year-ago period. Return on average tangible stockholders’ equity was 9.4% for the three months ended March 31, 2016 compared to 9.2% for the year-ago period.

Compared to the first quarter of 2015, FTE net interest income increased $13.5 million to $247.4 million and the net interest margin decreased eight basis points to 2.83%. FTE net interest income increased $2.1 million and the net interest margin decreased four basis points compared to the fourth quarter of 2015 (see Net Interest Income).

Average total earning assets increased $2.9 billion compared to the first quarter of 2015, reflecting increases of $1.7 billion in average total loans and $1.2 billion in average securities. Average total funding liabilities increased $2.8 billion compared to the year-ago quarter, reflecting increases of $2.1 billion in average total deposits and $646 million in average total borrowings.

Compared to the year-ago quarter, total non-interest income decreased $6.7 million and total non-interest expense decreased $0.3 million. The efficiency ratio was 62.7% for the first quarter of 2016 compared to 61.9% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the first quarter of 2016 totaled $10.5 million compared to $9.8 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.09% in the first quarter of 2016 compared to 0.11% in the year-ago quarter. The allowance for loan losses on originated loans was $207.6 million at March 31, 2016, a $4.7 million increase from December 31, 2015. The allowance for loan losses on acquired loans was $7.9 million and $8.1 million at March 31, 2016 and December 31, 2015, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $189.4 million at March 31, 2016, a $7.9 million increase from December 31, 2015. At March 31, 2016, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 123.3%, compared to 0.73% and 127.3%, respectively, at December 31, 2015 (see Asset Quality).

People’s United’s total stockholders’ equity was $4.8 billion at March 31, 2016 compared to $4.7 billion at December 31, 2015. Stockholders’ equity as a percentage of total assets was 12.2% at March 31, 2016 compared to 12.1% at December 31, 2015. Tangible stockholders’ equity as a percentage of tangible assets was 7.3% at March 31, 2016 compared to 7.2% at December 31, 2015 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, N. A. (the “Bank”) Total Risk-Based capital ratios were 11.5% and 12.9%, respectively, at March 31, 2016 compared to 11.7% and 12.6%, respectively, at December 31, 2015 (see Regulatory Capital Requirements).

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

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test. In 2015, People’s United elected to perform the two-step impairment test in its evaluation of goodwill impairment as of October 1st (the annual impairment evaluation date).

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

Segment Performance Summary

Three months ended March 31, 2016 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$139.7	$86.2	$225.9	$19.4	$(5.2)	$240.1
Provision for loan losses	9.6	3.2	12.8	—	(2.3)	10.5
Total non-interest income	39.0	39.9	78.9	1.7	1.7	82.3
Total non-interest expense	79.7	126.2	205.9	2.1	9.3	217.3

Income (loss) before income tax expense (benefit)	89.4	(3.3)	86.1	19.0	(10.5)	94.6
Income tax expense (benefit)	29.9	(1.1)	28.8	6.4	(3.5)	31.7

Net income (loss)	$59.5	$(2.2)	$57.3	$12.6	$(7.0)	$62.9

Average total assets	$22,254.3	$8,697.4	$30,951.7	$7,138.7	$682.7	$38,773.1
Average total liabilities	6,402.8	19,150.1	25,552.9	8,109.5	349.9	34,012.3

Three months ended March 31, 2015 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$134.3	$86.6	$220.9	$14.0	$(6.8)	$228.1
Provision for loan losses	11.5	3.8	15.3	—	(5.5)	9.8
Total non-interest income	46.0	39.9	85.9	2.6	0.5	89.0
Total non-interest expense	76.3	132.0	208.3	2.5	6.8	217.6

Income (loss) before income tax expense (benefit)	92.5	(9.3)	83.2	14.1	(7.6)	89.7
Income tax expense (benefit)	31.4	(3.1)	28.3	4.7	(2.5)	30.5

Net income (loss)	$61.1	$(6.2)	$54.9	$9.4	$(5.1)	$59.2

Average total assets	$20,891.9	$8,327.6	$29,219.5	$5,942.7	$633.4	$35,795.6
Average total liabilities	5,036.2	19,069.2	24,105.4	6,673.0	354.1	31,132.5

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

	Three Months Ended March 31,
(in millions)	2016	2015
Net interest income	$139.7	$134.3
Provision for loan losses	9.6	11.5
Total non-interest income	39.0	46.0
Total non-interest expense	79.7	76.3

Income before income tax expense	89.4	92.5
Income tax expense	29.9	31.4

Net income	$59.5	$61.1

Average total assets	$22,254.3	$20,891.9
Average total liabilities	6,402.8	5,036.2

Commercial Banking net income decreased $1.6 million in the first quarter of 2016 compared to the first quarter of 2015. The $5.4 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans, partially offset by increases in interest expense and net FTP funding charges, continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio, and declining interest income on acquired loans. Included in non-interest income in 2015 are net gains on sales of acquired loans totaling $1.9 million. Excluding these gains, non-interest income decreased $5.1 million compared to the year-ago period, primarily reflecting decreases in commercial banking lending fees and customer interest rate swap income, partially offset by an increase in insurance revenue. The $3.4 million increase in non-interest expense in the first quarter of 2016 compared to the first quarter of 2015 primarily reflects a higher level of direct and allocated expenses. Both average total assets and average total liabilities increased $1.4 billion compared to the first quarter of 2015, primarily reflecting loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended March 31,
(in millions)	2016	2015
Net interest income	$86.2	$86.6
Provision for loan losses	3.2	3.8
Total non-interest income	39.9	39.9
Total non-interest expense	126.2	132.0

Loss before income tax benefit	(3.3)	(9.3)
Income tax benefit	(1.1)	(3.1)

Net loss	$(2.2)	$(6.2)

Average total assets	$8,697.4	$8,327.6
Average total liabilities	19,150.1	19,069.2

Retail Banking’s net loss decreased $4.0 million in the first quarter of 2016 compared to the first quarter of 2015. The $0.4 million decrease in net interest income primarily reflects continued repricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio, declining interest income on acquired loans and lower FTP funding credits, partially offset by an increase in average residential mortgage loans. The $5.8 million decrease in non-interest expense primarily reflects a lower level of direct and allocated expenses. Average total assets increased $370 million and average total liabilities increased $81 million compared to the first quarter of 2015, primarily reflecting loan and deposit growth.

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

	Three Months Ended March 31,
(in millions)	2016	2015
Net interest income	$19.4	$14.0
Total non-interest income	1.7	2.6
Total non-interest expense	2.1	2.5

Income before income tax expense	19.0	14.1
Income tax expense	6.4	4.7

Net income	$12.6	$9.4

Average total assets	$7,138.7	$5,942.7
Average total liabilities	8,109.5	6,673.0

Treasury’s net income increased $3.2 million in the first quarter of 2016 compared to the first quarter of 2015. The $5.4 million increase in net interest income primarily reflects an increase in securities income and lower FTP funding costs, partially offset by an increase in interest expense. The decrease in non-interest expense primarily reflects a decrease in direct and allocated expenses. Average total assets increased $1.2 billion compared to the first quarter of 2015, primarily reflecting an increase in average securities. The $1.4 billion increase in average total liabilities compared to the first quarter of 2015 primarily reflects increases in average deposits and average borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Total non-interest expense for the three months ended March 31, 2015 includes $6.0 million of severance-related costs and charges related to writedowns of certain banking house assets.

	Three Months Ended March 31,
(in millions)	2016	2015
Net interest loss	$(5.2)	$(6.8)
Provision for loan losses	(2.3)	(5.5)
Total non-interest income	1.7	0.5
Total non-interest expense	9.3	6.8

Loss before income tax benefit	(10.5)	(7.6)
Income tax benefit	(3.5)	(2.5)

Net loss	$(7.0)	$(5.1)

Average total assets	$682.7	$633.4
Average total liabilities	349.9	354.1

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

In December 2015, the Board of Governors of the Federal Reserve System (the “FRB”) raised the targeted range for the federal funds rate by 25 basis points to 0.25% to 0.50%. Until then, the FRB had not changed the targeted range of 0% to 0.25% since December 2008. For the first quarter of 2016, the average effective federal funds rate was 0.36%.

The net interest margin was 2.83% in the first quarter of 2016 compared to 2.87% in the fourth quarter of 2015 and 2.91% in the first quarter of 2015. The decline in the net interest margin from the fourth quarter of 2015 primarily reflects one less calendar day in the first quarter of 2016, a decline in the yield on the securities portfolio and higher deposits and borrowing costs, partially offset by new loan originations at rates higher than the existing portfolio. The lower yield on the securities portfolio was driven in large part by a reduction in the dividend rate paid on Federal Reserve Bank stock resulting from the a reduction in the dividend rate paid on Federal Reserve Bank capital stock from an annual fixed-rate of 6% to the lesser of 6% or a rate based on 10-year Treasury notes, for those banks with total assets greater than $10 billion, including the Bank. The Company estimates that dividend income from the Federal Reserve Bank of New York (the “FRB-NY”) capital stock may be reduced by approximately $5 million on an annual basis. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

First Quarter 2016 Compared to First Quarter 2015

FTE net interest income increased $13.5 million compared to the first quarter of 2015, reflecting a $19.2 million increase in total interest and dividend income partially offset by a $5.7 million increase in total interest expense, and the net interest margin decreased eight basis points to 2.83%. The decline in the net interest margin primarily reflects increases in average deposit and borrowing balances (a total of six basis points).

Average total earning assets were $35.0 billion in the first quarter of 2016, a $2.9 billion increase from the first quarter of 2015, primarily reflecting increases of $1.7 billion in average total loans and $1.2 billion in average securities. Average total loans, average securities and average short-term investments comprised 80%, 19% and 1%, respectively, of average total earning assets in the first quarter of 2016, compared to 82%, 17% and 1%, respectively, in the year-ago quarter. In the current quarter, the yield earned on the total loan portfolio was 3.50% and the yield earned on securities and short-term investments was 2.28%, compared to 3.55% and 2.20%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 50% of the loan portfolio had floating interest rates at March 31, 2016, compared to 49% at December 31, 2015.

The average total commercial and residential mortgage loan portfolios increased $1.1 billion and $530 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans decreased $5 million compared to the year-ago quarter, reflecting a $5 million decrease in average indirect auto loans.

Average total funding liabilities were $33.4 billion in the first quarter of 2016, a $2.8 billion increase from the year-ago period, reflecting increases of $2.1 billion in average total deposits and $646 million in average total borrowings. The increase in average total deposits reflects organic growth and a $44 million increase in average brokered deposits. Excluding brokered deposits, average savings and money market deposits and average non-interest-bearing deposits increased $1.9 billion and $389 million, respectively, and average time deposits decreased $49 million. Average total deposits comprised 86% and 87% of average total funding liabilities in the first quarter of 2016 and the year-ago period, respectively.

The three basis point increase to 0.45% in the rate paid on average total funding liabilities primarily reflects increases in the costs of total deposit and total borrowings. The rate paid on average deposits increased two basis points from the first quarter of 2015, primarily reflecting increases of 11 basis points in time deposits and three basis points in savings and money market deposits. Average savings and money market deposits and average time deposits comprised 62% and 17%, respectively, of average total deposits in the first quarter of 2016 compared to 59% and 20%, respectively, in the comparable 2015 period.

First Quarter 2016 Compared to Fourth Quarter 2015

FTE net interest income increased $2.1 million compared to the fourth quarter of 2015, reflecting a $4.6 million increase in total interest and dividend income partially offset by a $2.5 million increase in total interest expense, and the net interest margin decreased four basis points to 2.83%. The decline in the net interest margin reflects increases in average investment, deposit and borrowing balances (which reduced the net interest margin by a total of five basis points) and one less calendar day (which reduced the net interest margin by two basis points), partially offset by new loan volume at rates higher than the existing portfolio (which benefited the net interest margin by three basis points).

Average total earning assets increased $772 million, primarily reflecting increases of $306 million in average total loans and $365 million in average securities. The average total commercial and residential mortgage loan portfolios increased $216 million and $100 million, respectively, compared to the fourth quarter of 2015.

Average total funding liabilities increased $724 million, reflecting increases of $241 million in average total deposits and $476 million in average total borrowings. The increase in average total deposits reflects organic growth. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2016			December 31, 2015			March 31, 2015
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (2)	$347.8	$0.4	0.47%	$247.1	$0.2	0.21%	$275.9	$0.1	0.20%
Securities (3)	6,498.0	38.7	2.38	6,133.1	37.7	2.46	5,325.0	30.7	2.31
Loans:
Commercial real estate	9,997.6	86.8	3.47	9,911.1	86.1	3.48	9,401.6	85.3	3.63
Commercial and industrial	7,478.1	63.4	3.39	7,426.5	62.2	3.35	7,063.1	59.8	3.38
Equipment financing	2,951.9	33.3	4.52	2,874.3	33.1	4.62	2,832.9	31.7	4.48
Residential mortgage	5,540.3	44.1	3.18	5,440.6	43.3	3.17	5,010.1	40.4	3.23
Consumer	2,191.7	18.6	3.40	2,200.7	18.1	3.31	2,196.4	18.1	3.30

Total loans	28,159.6	246.2	3.50	27,853.2	242.8	3.49	26,504.1	235.3	3.55

Total earning assets	35,005.4	$285.3	3.26%	34,233.4	$280.7	3.28%	32,105.0	$266.1	3.32%

Other assets	3,767.7			3,721.8			3,690.6

Total assets	$38,773.1			$37,955.2			$35,795.6

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$5,992.3	$—	—%	$6,049.3	$—	—%	$5,603.2	$—	—%
Savings, interest-bearing checking and money market	17,905.6	12.7	0.29	17,453.7	11.6	0.27	15,692.0	10.0	0.26
Time	4,823.6	12.5	1.03	4,977.6	13.0	1.05	5,284.1	12.2	0.92

Total deposits	28,721.5	25.2	0.35	28,480.6	24.6	0.35	26,579.3	22.2	0.33

Borrowings:
Federal Home Loan Bank advances	2,880.0	4.4	0.61	2,353.8	2.8	0.47	2,058.0	2.2	0.42
Customer repurchase agreements	389.6	0.2	0.19	434.9	0.2	0.20	486.6	0.2	0.18
Federal funds purchased	394.0	0.4	0.44	398.5	0.3	0.23	472.5	0.2	0.17
Other borrowings	—	—	—	—	—	—	1.0	—	1.78

Total borrowings	3,663.6	5.0	0.54	3,187.2	3.3	0.40	3,018.1	2.6	0.34

Notes and debentures	1,043.8	7.7	2.96	1,037.6	7.5	2.90	1,034.5	7.4	2.85

Total funding liabilities	33,428.9	$37.9	0.45%	32,705.4	$35.4	0.43%	30,631.9	$32.2	0.42%

Other liabilities	583.4			513.8			500.6

Total liabilities	34,012.3			33,219.2			31,132.5
Stockholders’ equity	4,760.8			4,736.0			4,663.1

Total liabilities and stockholders’ equity	$38,773.1			$37,955.2			$35,795.6

Net interest income/spread (4)		$247.4	2.81%		$245.3	2.85%		$233.9	2.90%

Net interest margin			2.83%			2.87%			2.91%

(1)	Average yields earned and rates paid are annualized.
(2)	Includes securities purchased under agreements to resell.
(3)	Average balances and yields for securities are based on amortized cost.
(4)	The FTE adjustment was $7.3 million, $6.5 million and $5.8 million for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

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

	Three Months Ended March 31, 2016 Compared To
	March 31, 2015 Increase (Decrease)			December 31, 2015 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$0.3	$0.3	$—	$0.2	$0.2
Securities	7.0	1.0	8.0	2.2	(1.2)	1.0
Loans:
Commercial real estate	5.3	(3.8)	1.5	0.8	(0.1)	0.7
Commercial and industrial	3.5	0.1	3.6	0.4	0.8	1.2
Equipment financing	1.3	0.3	1.6	0.9	(0.7)	0.2
Residential mortgage	4.2	(0.5)	3.7	0.8	—	0.8
Consumer	—	0.5	0.5	(0.1)	0.6	0.5

Total loans	14.3	(3.4)	10.9	2.8	0.6	3.4

Total change in interest and dividend income	21.3	(2.1)	19.2	5.0	(0.4)	4.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.5	1.2	2.7	0.3	0.8	1.1
Time	(1.1)	1.4	0.3	(0.4)	(0.1)	(0.5)

Total deposits	0.4	2.6	3.0	(0.1)	0.7	0.6

Borrowings:
Federal Home Loan Bank advances	1.0	1.2	2.2	0.7	0.9	1.6
Customer repurchase agreements	—	—	—	—	—	—
Federal funds purchased	(0.1)	0.3	0.2	—	0.1	0.1
Other borrowings	—	—	—	—	—	—

Total borrowings	0.9	1.5	2.4	0.7	1.0	1.7

Notes and debentures	0.1	0.2	0.3	—	0.2	0.2

Total change in interest expense	1.4	4.3	5.7	0.6	1.9	2.5

Change in net interest income	$19.9	$(6.4)	$13.5	$4.4	$(2.3)	$2.1

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Bank service charges	$23.8	$25.0	$24.2
Investment management fees	11.1	10.8	10.8
Operating lease income	10.4	10.5	10.8
Insurance revenue	9.3	7.5	7.6
Commercial banking lending fees	8.1	9.2	13.3
Cash management fees	6.0	6.1	5.9
Brokerage commissions	3.0	3.1	3.2
Net gains on sales of residential mortgage loans	0.9	1.3	0.7
Gain on sale of business, net of expenses	—	9.2	—
Other non-interest income:
Customer interest rate swap income, net	3.3	3.6	5.3
BOLI	1.0	1.0	1.1
Net gains on sales of acquired loans	—	—	1.9
Net security gains	0.1	—	—
Other	5.3	6.0	4.2

Total other non-interest income	9.7	10.6	12.5

Total non-interest income	$82.3	$93.3	$89.0

Total non-interest income decreased $11.0 million compared to the fourth quarter of 2015 and $6.7 million compared to the first quarter of 2015. The decrease in non-interest income compared to the fourth quarter of 2015 primarily reflects the effects of the gain on sale of business in the fourth quarter of 2015, lower bank service charges and volume-driven commercial banking lending fees, partially offset by an increase in insurance revenue. The decrease compared to the first quarter of 2015 primarily reflects decreases in commercial banking lending fees, customer interest rate swap income and net gains on sales of acquired loans, partially offset by an increase in insurance revenue.

Bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as lower overdraft fees. The increase in insurance revenue from the fourth quarter of 2015 reflects the seasonal nature of insurance renewals as well as the benefit from the acquisition of Kesten-Brown Insurance, LLC, in October 2015.

Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $10.4 billion and $5.6 billion, respectively, at March 31, 2016, compared to $9.9 billion and $5.6 billion, respectively, at December 31, 2015.

The decrease in commercial banking lending fees compared to both the first and fourth quarters of 2015 primarily reflects lower prepayment fees in the first quarter of 2016. The decrease in net gains on sales of residential mortgage loans compared to the fourth quarter of 2015 primarily reflects a 29% decrease in the volume of residential mortgage loan sales. The increase compared to the first quarter of 2015 primarily reflects an improvement in spreads on pricing partially offset by a 7% decrease in the volume of residential mortgage loan sales.

On an FTE basis, BOLI income totaled $1.5 million in the first quarter of 2016, compared to $1.5 million in the fourth quarter of 2015 and $1.7 million in the year-ago quarter.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Compensation and benefits	$114.1	$112.0	$114.8
Occupancy and equipment	37.5	37.0	38.7
Professional and outside service fees	17.4	17.9	15.8
Operating lease expense	9.2	9.4	9.3
Regulatory assessments	8.0	7.1	9.3
Amortization of other acquisition-related intangibles	5.8	6.1	5.9
Other non-interest expense:
Stationery, printing, postage and telephone	4.5	4.9	4.8
Advertising and promotion	2.3	3.0	2.3
Other	18.5	19.6	16.7

Total other non-interest expense	25.3	27.5	23.8

Total non-interest expense	$217.3	$217.0	$217.6

Efficiency ratio	62.7%	61.0%	61.9%

Total non-interest expense increased $0.3 million compared to the fourth quarter of 2015 and decreased $0.3 million compared to the first quarter of 2015. Included in total non-interest expense in the fourth quarter of 2015 and the first quarter of 2015 are costs associated with severance and the writedowns of certain banking house assets totaling $3.8 million and $6.0 million, respectively.

As compared to the fourth quarter of 2015, the increase in the efficiency ratio primarily reflects an increase in adjusted total expenses and a slight decrease in adjusted total revenues. The increase in the efficiency ratio compared to the first quarter of 2015 reflects an increase in adjusted total expenses partially offset by an increase in adjusted total revenues (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $2.1 million compared to the fourth quarter of 2015 and decreased $0.7 million compared to the year-ago quarter. Compensation and benefits includes severance-related costs totaling $1.3 million in the fourth quarter of 2015 and $0.7 million in the first quarter of 2015. The increase from the fourth quarter of 2015 ($3.4 million excluding severance-related costs) primarily reflects higher payroll and benefit-related costs in the first quarter of 2016. Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for its pension and other postretirement plans. For the first quarter of 2016, pension-related expense declined by approximately $0.8 million as a result of this change in accounting estimate (see Note 7 to the Consolidated Financial Statements).

The increase in professional and outside service fees compared to the first quarter of 2015 is primarily related to costs associated with a number of initiatives focused on enhancing the Company’s product offerings and processes. The decrease in advertising and promotion compared to the fourth quarter of 2015 reflects the timing of certain advertising campaigns.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments compared to fourth quarter of 2015 primarily reflects an increase in the Bank’s average total assets. Regulatory assessment expense in the fourth quarter of 2015 reflects a $2.4 million benefit resulting from the overpayment of FDIC assessments in prior periods.

In March 2016, the FDIC issued a final rule that will serve to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the Deposit Insurance Fund (the “DIF”) to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. The rule will become effective on July 1, 2016. For banks with over $10 billion in assets, the rule will impose a 4.5 basis point surcharge to bring the DIF’s reserve ratio to 1.35% by the end of 2018. For the surcharge only, the assessment base would be reduced by $10 billion. The Company is currently evaluating the impact of the proposed surcharge on the Company’s Consolidated Financial Statements.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2016 and each of the next five years is as follows: $23.2 million in 2016; $22.1 million in 2017; $10.7 million in 2018; $9.9 million in 2019; $9.5 million in 2020; and $9.2 million in 2021.

Included in other non-interest expense in both the fourth and first quarters of 2015 are $2.5 million and $5.3 million, respectively, of charges associated with the writedowns of certain banking house assets.

Income Taxes

People’s United’s effective income tax rate was 33.5% for the three months ended March 31, 2016, which approximates the expected income tax rate for the full-year of 2016, compared to 33.4% for the full-year of 2015. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2016 were $39.3 billion, a $317 million increase from December 31, 2015, reflecting increases of $282 million in total securities and $100 million in total loans, partially offset by a $162 million decrease in cash and cash equivalents. The increase in total securities primarily reflects purchases of residential mortgage-backed securities. The increase in total loans from December 31, 2015 to March 31, 2016 reflects a $144 million increase in residential mortgage loans partially offset by a $20 million decrease in commercial loans. Originated loans increased $132 million from December 31, 2015 to $27.7 billion (retail loans increased $132 million) and acquired loans decreased $32 million. At March 31, 2016, the carrying amount of the acquired loan portfolio totaled $764 million. The decrease in cash and cash equivalents primarily reflects a $207 million decrease in interest-bearing deposits at the FRB-NY.

Non-performing assets (excluding acquired non-performing loans) totaled $189.4 million at March 31, 2016, a $7.9 million increase from December 31, 2015, primarily reflecting increases in non-performing equipment financing loans of $13.6 million and non-performing commercial real estate loans of $5.7 million, partially offset by decreases in non-performing residential mortgage loans of $6.1 million and non-performing commercial and industrial loans of $3.4 million. The allowance for loan losses totaled $215.5 million ($207.6 million on originated loans and $7.9 million on acquired loans) at March 31, 2016, compared to $211.0 million ($202.9 million on originated loans and $8.1 million on acquired loans) at December 31, 2015. At March 31, 2016, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 123.3%, compared to 0.73% and 127.3%, respectively, at December 31, 2015.

At March 31, 2016, total liabilities were $34.5 billion, a $258 million increase from December 31, 2015, primarily reflecting a $688 million increase in total deposits, including a $33 million decrease in brokered deposits, partially offset by a $590 million decrease in total borrowings.

People’s United’s total stockholders’ equity was $4.8 billion at March 31, 2016, a $59.6 million increase from December 31, 2015. This increase primarily reflects net income of $62.9 million for the three months ended March 31, 2016 and a $42.5 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2015, partially offset by dividends paid of $50.7 million in the three months ended March 31, 2016. As a percentage of total assets, stockholders’ equity was 12.2% and 12.1% at March 31, 2016 and December 31, 2015, respectively. Tangible stockholders’ equity equaled 7.3% of tangible assets at March 31, 2016 compared to 7.2% at December 31, 2015.

People’s United’s Tier 1 Leverage, Common Equity Tier 1 (“CET1”), and Tier 1 and Total Risk-Based capital ratios were 7.9%, 9.7%, 9.7% and 11.5%, respectively, at March 31, 2016, compared to 8.0%, 9.8%, 9.8% and 11.7%, respectively, at December 31, 2015. The Bank’s Tier 1 Leverage, CET1, and Tier 1 and Total Risk-Based capital ratios were 8.8%, 10.9%, 10.9% and 12.9%, respectively, at March 31, 2016, compared to 8.4%, 10.2%, 10.2% and 12.6%, respectively, at December 31, 2015 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

(in millions)	March 31, 2016	December 31, 2015
Property Type:
Residential (multi-family)	$3,800.1	$3,807.2
Retail	2,498.0	2,450.5
Office buildings	2,149.3	2,137.3
Industrial/manufacturing	573.3	578.4
Hospitality/entertainment	483.7	490.2
Mixed/special use	229.7	259.2
Self storage	136.8	136.7
Health care	73.0	63.9
Land	59.0	56.7
Other	43.5	48.7

Total commercial real estate	$10,046.4	$10,028.8

Commercial and Industrial

(in millions)	March 31, 2016	December 31, 2015
Industry:
Service	$1,384.2	$1,390.1
Finance and insurance	1,360.9	1,374.9
Manufacturing	1,016.9	1,004.2
Wholesale distribution	859.3	880.6
Health services	846.4	849.4
Real estate, rental and leasing	814.4	797.7
Retail sales	636.8	633.0
Transportation/utility	232.0	225.6
Construction	173.9	182.0
Arts/entertainment/recreation	140.7	146.1
Information/media	126.0	125.2
Public administration	53.7	61.8
Mining, oil and gas	15.5	31.7
Other	46.4	46.4

Total commercial and industrial	$7,707.1	$7,748.7

Equipment Financing

(in millions)	March 31, 2016	December 31, 2015
Industry:
Transportation/utility	$1,075.0	$1,076.2
Construction	401.3	407.3
Finance, insurance and real estate	391.5	370.8
Waste	196.8	204.0
Printing	180.5	182.0
Manufacturing	157.5	155.1
Wholesale distribution	157.2	162.6
Packaging	130.7	137.5
Service	71.5	72.1
Mining, oil and gas	69.8	66.5
Health services	55.9	56.2
Other	90.1	83.0

Total equipment financing	$2,977.8	$2,973.3

Residential Mortgage

(in millions)	March 31, 2016	December 31, 2015
Adjustable-rate	$4,988.0	$4,851.2
Fixed-rate	612.8	605.8

Total residential mortgage	$5,600.8	$5,457.0

Consumer

(in millions)	March 31, 2016	December 31, 2015
Home equity lines of credit	$1,939.0	$1,964.8
Home equity loans	191.2	188.9
Other	48.4	49.4

Total consumer	$2,178.6	$2,203.1

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

The Office of the Comptroller of the Currency guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2016 are $26.7 million of such loans. Of this amount, $18.1 million, or 68%, were less than 90 days past due on their payments as of that date.

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

During the three months ended March 31, 2016, we performed 29 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $58.0 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At March 31, 2016, the loan portfolio included $1.1 billion of interest-only residential mortgage loans, none of which are stated income loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2016, non-performing residential mortgage loans totaling $0.4 million had current LTV ratios of more than 100%. At March 31, 2016, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 754, respectively.

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

During the three months ended March 31, 2016, the Company repurchased one residential mortgage loan from government sponsored enterprises (“GSEs”) and other parties that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the repurchase totaled $0.4 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued two investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of March 31, 2016.

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

The following table sets forth, as of March 31, 2016, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2016	$129.8
2017	287.1
2018	296.2
2019	133.7
2020	230.1
2021	375.3
Later years	2,244.1

Total	$3,696.3

Approximately 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of March 31, 2016 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,735.1	$10.7	0.62%
Amortizing payment	203.9	10.5	5.15

For the three months ended March 31, 2016, 37% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2016, full and complete first lien position data was not readily available for 37% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2016, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $6.1 million.

As of March 31, 2016, full and complete first lien position data was readily available for 63%, or $1.3 billion, of the home equity portfolio. Of that total, 38%, or $513.2 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $179.6 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2016, there were 37 loans totaling $2.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 28 of the loans (totaling $1.8 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 28 loans was less than $0.1 million as of March 31, 2016. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of March 31, 2016.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2016, 92% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the recent housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of March 31, 2016, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 759, respectively.

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

People’s United’s construction loan portfolio totaled $654.5 million (2% of total loans) at March 31, 2016. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $946.4 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2016, construction loans totaling $407.8 million had remaining available interest reserves of $36.2 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $9.1 million of restructured construction loans at March 31, 2016.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2016.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2016.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2016. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the three months ended March 31, 2016.

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

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Allowance for loan losses on originated loans:
Balance at beginning of period	$202.9	$198.1	$188.1
Charge-offs	(7.4)	(7.8)	(8.1)
Recoveries	1.7	1.6	0.9

Net loan charge-offs	(5.7)	(6.2)	(7.2)
Provision for loan losses	10.4	11.0	10.2

Balance at end of period	$207.6	$202.9	$191.1

Allowance for loan losses on acquired loans:
Balance at beginning of period	$8.1	$9.4	$10.2
Charge-offs	(0.3)	—	—
Provision for loan losses	0.1	(1.3)	(0.4)

Balance at end of period	$7.9	$8.1	$9.8

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.92%	0.90%	0.91%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.30	0.28	0.26
Total originated allowance for loan losses as a percentage of:
Originated loans	0.75	0.73	0.74
Originated non-performing loans	123.3	127.3	107.5

The provision for loan losses on originated loans totaled $10.4 million for the three months ended March 31, 2016, reflecting $5.7 million in net loan charge-offs (including $1.6 million against previously-established specific reserves) and a $6.3 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $10.2 million in the year-ago period, reflecting $7.2 million in net loan charge-offs (including $3.2 million against previously-established specific reserves) and a $6.2 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios.

The provision for loan losses on acquired loans for the three months ended March 31, 2016 reflects loan impairment while the provision for loan losses on acquired loans in the year-ago period reflects an allowance reversal.

Management believes that the level of the allowance for loan losses at March 31, 2016 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Commercial:
Commercial real estate	$0.7	$(0.1)	$2.8
Commercial and industrial	2.2	3.5	2.1
Equipment financing	1.6	1.4	1.1

Total	4.5	4.8	6.0

Retail:
Residential mortgage	—	0.1	0.4
Home equity	1.4	1.1	0.5
Other consumer	0.1	0.2	0.3

Total	1.5	1.4	1.2

Total net loan charge-offs	$6.0	$6.2	$7.2

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31, 2016	Dec. 31, 2015	March 31, 2015
Commercial:
Commercial real estate	0.03%	(0.01)%	0.12%
Commercial and industrial	0.12	0.19	0.12
Equipment financing	0.06	0.05	0.04

Retail:
Residential mortgage	—	—	0.03
Home equity	0.26	0.22	0.10
Other consumer	0.87	1.13	1.62
Total portfolio	0.09%	0.09%	0.11%

Net loan charge-offs as a percentage of average total loans (annualized) were 0.09% for the three months ended March 31, 2016. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015.

Non-Performing Assets

(dollars in millions)	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Originated non-performing loans:
Commercial:
Commercial and industrial	$41.5	$44.9	$62.9	$52.4	$42.6
Equipment financing	41.1	27.5	29.4	38.3	34.9
Commercial real estate	35.9	30.2	31.8	36.5	43.3

Total	118.5	102.6	124.1	127.2	120.8

Retail:
Residential mortgage	31.1	37.2	38.2	40.9	37.5
Home equity	18.9	19.5	21.0	21.4	19.4
Other consumer	—	0.1	—	0.1	0.1

Total	50.0	56.8	59.2	62.4	57.0

Total originated non-performing loans (1)	168.5	159.4	183.3	189.6	177.8

REO:
Residential	8.2	7.1	10.8	14.8	16.5
Commercial	5.4	5.5	8.2	10.6	10.2

Total REO	13.6	12.6	19.0	25.4	26.7

Repossessed assets	7.3	9.5	7.3	5.5	4.3

Total non-performing assets	$189.4	$181.5	$209.6	$220.5	$208.8

Originated non-performing loans as a percentage of originated loans	0.61%	0.58%	0.68%	0.71%	0.68%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.68	0.66	0.78	0.83	0.80
Tangible stockholders’ equity and originated allowance for loan losses	6.49	6.38	7.37	7.91	7.52

(1)	Reported net of government guarantees totaling: $16.2 million at March 31, 2016; $16.9 million at December 31, 2015; $17.3 million at September 30, 2015; $16.6 million at June 30, 2015; and $17.5 million at March 31, 2015. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2016, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $25.1 million and $2.3 million, respectively, at March 31, 2016; $27.7 million and $2.3 million at December 31, 2015; $36.6 million and $1.8 million, respectively, at September 30, 2015; $39.8 million and $1.7 million, respectively, at June 30, 2015; and $72.2 million and $2.6 million, respectively, at March 31, 2015. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets increased $7.9 million from December 31, 2015 and equaled 0.68% of originated loans, real estate owned (“REO”) and repossessed assets at March 31, 2016. The increase in total non-performing assets from December 31, 2015 primarily reflects increases in non-performing equipment financing loans of $13.6 million and non-performing commercial real estate loans of $5.7 million, partially offset by decreases in non-performing residential mortgage loans of $6.1 million, non-performing commercial and industrial loans of $3.4 million and repossessed assets of $2.2 million.

All loans and REO acquired in the Butler Bank acquisition are subject to an FDIC LSA, which provides for coverage by the FDIC, up to certain limits, on all such ‘covered assets’. The FDIC is obligated to reimburse the Company for 80% of any future losses on covered assets up to $34 million. The Company will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Company 80% reimbursement under the loss-sharing coverage.

In addition to the originated non-performing loans discussed above, People’s United has also identified $622.8 million in originated potential problem loans at March 31, 2016. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2016, originated potential problem loans consisted of commercial and industrial loans ($275.5 million), equipment financing loans ($249.3 million) and commercial real estate loans ($98.0 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At March 31, 2016, People’s United (parent company) liquid assets included $152 million in debt securities available for sale and $96 million in cash while the Bank’s liquid assets included $4.6 billion in debt securities available for sale and $554 million in cash and cash equivalents. Securities available for sale with a fair value of $1.86 billion at March 31, 2016 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $29.1 billion at March 31, 2016 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.7 billion and $1.1 billion, respectively, at March 31, 2016, representing 10% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the FRB-NY, and repurchase agreements. At March 31, 2016, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $0.8 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At March 31, 2016, the Bank had outstanding commitments to originate loans totaling $1.4 billion and approved, but unused, lines of credit extended to customers totaling $6.1 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligation.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.79 billion at March 31, 2016, a $59.6 million increase from December 31, 2015. This increase primarily reflects net income of $62.9 million for the three months ended March 31, 2016 and a $42.5 million decrease in AOCL since December 31, 2015, partially offset by dividends paid of $50.7 million in the three months ended March 31, 2016. The decrease in AOCL, net of tax, primarily reflects a $41.1 million decrease in the net unrealized loss on securities available for sale. Stockholders’ equity equaled 12.2% of total assets at March 31, 2016 compared to 12.1% at December 31, 2015. Tangible stockholders’ equity equaled 7.3% of tangible assets at March 31, 2016 compared to 7.2% at December 31, 2015.

In April 2016, People’s United’s Board of Directors voted to increase the dividend on common stock to an annual rate of $0.68 per share. The quarterly dividend of $0.17 per share is payable on May 15, 2016 to shareholders of record on May 1, 2016. In February 2016, the Bank paid a cash dividend of $68 million to People’s United (parent company).

Regulatory Capital Requirements

People’s United and the Bank are both subject to new capital rules (the “Basel III capital rules”) issued by U.S. banking agencies that became effective on January 1, 2015. When fully phased-in on January 1, 2019, the Basel III capital rules will require U.S. financial institutions to maintain: (i) a minimum ratio of CET1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum ratio of CET1 capital to total risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2016, the capital conservation buffer is 0.625%.

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The improvement in the Bank’s capital ratios since December 31, 2015 reflects an equity contribution from People’s United (parent company). The minimum capital required amounts as of March 31, 2016 and December 31, 2015 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET1 capital. At March 31, 2016, both People’s United’s and the Bank’s total risk-weighted assets, as defined, were $29.8 billion compared to $29.6 billion at December 31, 2015.

	As of March 31, 2016		Minimum Capital Required Basel III Phase-In (2016)		Classifiaction as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$2,896.3	7.9%	$1,474.7	4.0%	$1,843.4	5.0%
Bank	3,244.6	8.8	1,468.0	4.0	1,834.9	5.0
CET1 Risk-Based Capital (2):
People’s United	2,896.3	9.7	1,889.5	5.125	2,396.4	6.5
Bank	3,244.6	10.9	1,880.8	5.125	2,385.4	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,896.3	9.7	1,976.4	6.625	2,386.6	8.0
Bank	3,244.6	10.9	1,976.0	6.625	2,386.1	8.0
Total Risk-Based Capital (4):
People’s United	3,438.1	11.5	2,573.1	8.625	2,983.2	10.0
Bank	3,862.1	12.9	2,572.5	8.625	2,982.6	10.0

	As of December 31, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classifiaction as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$2,898.1	8.0%	$1,440.6	4.0%	$1,800.8	5.0%
Bank	3,012.7	8.4	1,431.9	4.0	1,789.8	5.0
CET1 Risk-Based Capital (2):
People’s United	2,898.1	9.8	1,620.7	4.5	2,341.0	6.5
Bank	3,012.7	10.2	1,610.9	4.5	2,326.8	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,898.1	9.8	1,778.8	6.0	2,371.7	8.0
Bank	3,012.7	10.2	1,777.3	6.0	2,369.7	8.0
Total Risk-Based Capital (4):
People’s United	3,470.5	11.7	2,371.7	8.0	2,964.6	10.0
Bank	3,726.3	12.6	2,369.7	8.0	2,962.1	10.0

(1)	Tier 1 Leverage Capital ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET1 Capital).
(2)	CET1 Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents CET1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of March 31, 2016, the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 10-20 basis points on a “fully phased-in” basis.

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

The Company uses two sets of standard scenarios to measure net interest income at risk. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Yield curve twist scenarios assume the shape of the curve flattens or steepens instantaneously centered on the 18-month point of the curve, thereby segmenting the yield curve into a “short-end” and a “long-end”. Internal policy regarding IRR simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 7% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift. Current policy does not specify limits for yield curve twist simulations.

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2016 and December 31, 2015. Given the interest rate environment at those dates, simulations for interest rate declines of more than 25 basis points were not modeled but were considered by the Company as part of its overall management of IRR.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	March 31, 2016	December 31, 2015
+300	9.7%	9.6%
+200	7.4	6.9
+100	4.0	3.7
-25	(1.5)	(1.3)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	March 31, 2016	December 31, 2015
Short End -25	(0.4)%	(0.6)%
Short End +100	1.2	1.8
Short End +200	2.6	3.6
Long End -100	(5.7)	(4.0)
Long End +100	2.9	2.0
Long End +200	5.0	3.5

The net interest income at risk simulation results indicate that at both March 31, 2016 and December 31, 2015, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 89% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 42% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based floating-rate loans.

The increase in the Company’s asset sensitivity since December 31, 2015 primarily reflects the increase in core deposits. The Company is less asset sensitive when the “short-end” rises and more asset sensitive when the “long-end” rises. This risk migration was due primarily to faster residential mortgage-backed security prepayment speeds given lower long-term interest rates. Based on the Company’s IRR position at March 31, 2016, an immediate 100 basis point parallel increase in interest rates translates to an approximate $41 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both March 31, 2016 and December 31, 2015, simulations for interest rate declines of more than 25 basis points were not modeled but were considered by the Company as part of its overall management of IRR.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	March 31, 2016	December 31, 2015
+300	(1.7)%	(6.4)%
+200	2.2	(2.0)
+100	3.4	0.5
-25	(1.9)	(0.7)

The Company’s economic value of equity at risk profile indicates that at March 31, 2016, the Company has effectively no economic value of equity risk within a +200 basis points shock but becomes moderately liability sensitive for rate shocks greater than +200 basis points. The Company’s economic value of equity risk declined at March 31, 2016 as compared to December 31, 2015, reflecting increases in core deposits as well as shorter residential mortgage-backed security duration and longer weighted average life of non-maturity deposits driven by lower long-term interest rates.

People’s United’s IRR position at March 31, 2016, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and moderately asset sensitive economic value of equity position within a 200 basis point rate shock and moderately liability sensitive economic value of equity at risk position for rate shocks greater than +200 basis points. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are primarily funded by less interest rate sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position for rate shocks greater than +200 basis points. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of March 31, 2016, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2016, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2016 was $12.2 million, for which People’s United had posted collateral of $10.9 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.3 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign
As of March 31, 2016 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge	Exchange Contracts
Notional principal amounts	$ 125.0	$ 375.0	$47.8
Weighted average interest rates:
Pay floating (receive fixed)	N/A	Libor +1.265% (4.00%)	N/A
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	N/A	N/A
Weighted average remaining term to maturity (in months)	11	100	2
Fair value:
Recognized as an asset	$ —	$ 35.9	$0.3
Recognized as a liability	0.7	—	1.3

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

The following table summarizes certain information concerning these interest rate swaps:

Interest Rate Swaps
As of March 31, 2016 (dollars in millions)	Commercial Customers	Institutional Counterparties
Notional principal amounts	$ 4,903.0	$ 4,903.0
Weighted average interest rates:
Pay floating (receive fixed)	0.78% (1.92%)	—
Pay fixed (receive floating)	—	1.82% (0.78%)
Weighted average remaining term to maturity (in months)	82	82
Fair value:
Recognized as an asset	$ 250.1	$ 2.3
Recognized as a liability	2.3	217.8

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 78 through 82 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of March 31, 2016, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2016, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2015.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2016:
Tendered by employees (1)	911	$16.25	—	—
February 1 - 29, 2016:
Tendered by employees (1)	5,936	$14.67	—	—
March 1 - 31, 2016:
Tendered by employees (1)	207,613	$14.99	—	—

Total:
Tendered by employees (1)	214,460	$14.98	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

3.1(a)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2016	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2016	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

3.1(a)	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.