Form 10-Q
period 2016-09-30
People's United Financial, Inc.
filed 2016-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 311,390,747 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

	September 30,	December 31,
(in millions)	2016	2015
Assets
Cash and due from banks	$347.5	$334.8
Short-term investments (note 2)	372.8	380.5

Total cash and cash equivalents	720.3	715.3

Securities (note 2):
Trading account securities, at fair value	6.8	6.7
Securities available for sale, at fair value	4,906.5	4,527.7
Securities held to maturity, at amortized cost (fair value of $1.91 billion and $1.66 billion)	1,817.5	1,609.6
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	315.5	305.4

Total securities	7,046.3	6,449.4

Loans held for sale	46.5	34.5

Loans (note 3):
Commercial real estate	10,001.7	10,028.8
Commercial and industrial	8,201.2	7,748.7
Equipment financing	2,987.6	2,973.3

Total Commercial Portfolio	21,190.5	20,750.8

Residential mortgage	6,028.0	5,457.0
Consumer	2,149.3	2,203.1

Total Retail Portfolio	8,177.3	7,660.1

Total loans	29,367.8	28,410.9
Less allowance for loan losses	(226.3)	(211.0)

Total loans, net	29,141.5	28,199.9

Goodwill (note 6)	1,957.0	1,958.7
Bank-owned life insurance	347.8	346.5
Premises and equipment, net	245.1	257.8
Other acquisition-related intangible assets (note 6)	113.3	129.1
Other assets (notes 1, 3 and 11)	1,074.3	855.5

Total assets	$40,692.1	$38,946.7

Liabilities
Deposits:
Non-interest-bearing	$6,521.8	$6,178.6
Savings	4,391.4	4,199.9
Interest-bearing checking and money market	14,055.5	13,220.8
Time	4,686.8	4,818.1

Total deposits	29,655.5	28,417.4

Borrowings:
Federal Home Loan Bank advances	3,261.8	3,463.8
Federal funds purchased	844.0	374.0
Customer repurchase agreements	330.7	469.5

Total borrowings	4,436.5	4,307.3

Notes and debentures (note 1)	1,053.9	1,033.1
Other liabilities (notes 1 and 11)	683.9	457.3

Total liabilities	35,829.8	34,215.1

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Common stock ($0.01 par value; 1.95 billion shares authorized; 400.1 million shares and 399.2 million shares issued)	4.0	3.9
Additional paid-in capital	5,359.8	5,337.7
Retained earnings	927.3	880.8
Accumulated other comprehensive loss (note 4)	(120.4)	(177.2)
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.0 million shares and 7.3 million shares) (note 7)	(146.4)	(151.8)
Treasury stock, at cost (89.1 million shares at both dates) (note 4)	(1,162.0)	(1,161.8)

Total stockholders’ equity (note 14)	4,862.3	4,731.6

Total liabilities and stockholders’ equity	$40,692.1	$38,946.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Interest and dividend income:
Commercial real estate	$85.7	$85.7	$257.8	$257.4
Commercial and industrial	66.9	59.3	190.0	175.2
Equipment financing	32.8	33.2	99.1	96.5
Residential mortgage	45.7	41.9	133.4	122.4
Consumer	18.4	18.1	55.4	54.2

Total interest on loans	249.5	238.2	735.7	705.7
Securities	34.2	31.2	103.4	87.7
Loans held for sale	0.4	0.4	0.8	1.0
Short-term investments	0.4	0.1	1.1	0.3

Total interest and dividend income	284.5	269.9	841.0	794.7

Interest expense:
Deposits	25.2	24.8	75.8	70.9
Borrowings	6.1	2.9	16.4	8.2
Notes and debentures	7.9	7.4	23.4	22.3

Total interest expense	39.2	35.1	115.6	101.4

Net interest income	245.3	234.8	725.4	693.3
Provision for loan losses (note 3)	8.4	6.2	28.9	23.7

Net interest income after provision for loan losses	236.9	228.6	696.5	669.6

Non-interest income:
Bank service charges	25.3	26.1	73.8	75.6
Investment management fees	11.6	10.8	34.1	32.9
Operating lease income	11.2	10.5	31.7	31.8
Insurance revenue	9.8	9.1	26.1	23.2
Commercial banking lending fees	7.1	10.3	24.4	33.4
Cash management fees	6.5	6.4	18.8	18.4
Brokerage commissions	3.2	3.1	9.4	9.5
Net gains on sales of residential mortgage loans	1.9	1.5	3.7	4.2
Other non-interest income	14.2	9.3	36.5	30.1

Total non-interest income	90.8	87.1	258.5	259.1

Non-interest expense:
Compensation and benefits	116.1	113.4	341.6	337.5
Occupancy and equipment	37.7	37.0	112.6	112.5
Professional and outside services (notes 1 and 14)	17.7	17.0	51.5	50.1
Operating lease expense	9.7	9.2	28.0	27.7
Regulatory assessments	9.9	9.5	27.1	28.0
Amortization of other acquisition-related intangible assets (note 6)	5.8	5.9	17.4	17.8
Other non-interest expense	24.5	22.2	73.4	70.0

Total non-interest expense	221.4	214.2	651.6	643.6

Income before income tax expense	106.3	101.5	303.4	285.1
Income tax expense (note 1)	32.6	33.1	98.3	95.8

Net income	$73.7	$68.4	$205.1	$189.3

Earnings per common share (note 5):
Basic	$0.24	$0.23	$0.68	$0.63
Diluted	0.24	0.23	0.68	0.63

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income	$73.7	$68.4	$205.1	$189.3

Other comprehensive income (loss), net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	0.9	1.1	2.8	3.3
Net unrealized gains and losses on securities available for sale	(1.7)	16.9	52.3	17.5
Amortization of unrealized losses on securities transferred to held to maturity	0.5	0.5	1.5	1.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.2	(0.1)	0.2	(0.2)

Total other comprehensive income (loss), net of tax (note 4)	(0.1)	18.4	56.8	22.1

Total comprehensive income	$73.6	$86.8	$261.9	$211.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Nine months ended September 30, 2016 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2015	$3.9	$5,337.7	$880.8	$(177.2)	$(151.8)	$(1,161.8)	$4,731.6
Net income	—	—	205.1	—	—	—	205.1
Total other comprehensive income, net of tax (note 4)	—	—	—	56.8	—	—	56.8
Cash dividends on common stock ($0.5075 per share)	—	—	(154.1)	—	—	—	(154.1)
Restricted stock and performance-based share awards	—	7.1	0.1	—	—	(0.2)	7.0
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.4)	—	5.4	—	4.0
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(3.2)	—	—	—	(3.2)
Stock options and related tax benefits	0.1	15.0	—	—	—	—	15.1

Balance at September 30, 2016	$4.0	$5,359.8	$927.3	$(120.4)	$(146.4)	$(1,162.0)	$4,862.3

Nine months ended September 30, 2015 (in millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated ESOP Common Stock	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2014	$3.9	$5,291.2	$826.7	$(168.2)	$(159.0)	$(1,161.5)	$4,633.1
Net income	—	—	189.3	—	—	—	189.3
Total other comprehensive income, net of tax (note 4)	—	—	—	22.1	—	—	22.1
Cash dividends on common stock ($0.50 per share)	—	—	(150.6)	—	—	—	(150.6)
Restricted stock awards	—	8.1	0.1	—	—	(0.2)	8.0
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	(1.4)	—	5.4	—	4.0
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	(3.1)	—	—	—	(3.1)
Stock options and related tax benefits	—	28.0	—	—	—	—	28.0

Balance at September 30, 2015	$3.9	$5,327.3	$861.0	$(146.1)	$(153.6)	$(1,161.7)	$4,730.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash Flows from Operating Activities:
Net income	$205.1	$189.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28.9	23.7
Expense related to operating leases	28.0	27.7
Depreciation and amortization of premises and equipment	27.6	29.4
Amortization of other acquisition-related intangible assets	17.4	17.8
Expense related to restricted stock and performance-based share awards	11.4	13.1
Employee Stock Ownership Plan common stock committed to be released	4.0	4.0
Net gains on sales of residential mortgage loans	(3.7)	(4.2)
Net security gains	(0.1)	—
Net gains on sales of acquired loans	—	(1.7)
Originations of loans held-for-sale	(296.1)	(350.7)
Proceeds from sales of loans held-for-sale	287.8	353.0
Net increase in trading account securities	(0.1)	—
Net changes in other assets and other liabilities	(23.8)	(102.2)

Net cash provided by operating activities	286.4	199.2

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	100.0
Proceeds from principal repayments and maturities of securities available for sale	680.2	623.7
Proceeds from sales of securities available for sale	249.9	201.2
Proceeds from principal repayments and maturities of securities held to maturity	83.6	12.4
Purchases of securities available for sale	(1,228.3)	(1,106.4)
Purchases of securities held to maturity	(286.8)	(555.2)
Net purchases of Federal Reserve Bank stock	(9.1)	(139.0)
Net purchases of Federal Home Loan Bank stock	(1.0)	—
Proceeds from sales of loans	2.8	30.9
Loan disbursements, net of principal collections	(944.8)	(1,112.5)
Purchases of loans	(30.6)	(9.5)
Purchases of premises and equipment	(14.9)	(18.3)
Purchases of leased equipment	(14.3)	(28.1)
Proceeds from sales of real estate owned	8.0	14.9
Return of premium on bank-owned life insurance, net	1.7	1.2

Net cash used in investing activities	(1,503.6)	(1,984.7)

Cash Flows from Financing Activities:
Net increase in deposits	1,238.1	2,141.5
Net increase (decrease) in borrowings with terms of three months or less	131.2	(691.6)
Repayments of borrowings with terms of more than three months	(0.2)	(1.3)
Cash dividends paid on common stock	(154.1)	(150.6)
Common stock repurchases	(3.2)	(3.1)
Proceeds from stock options exercised, including excess income tax benefits	10.4	21.8

Net cash provided by financing activities	1,222.2	1,316.7

Net increase (decrease) in cash and cash equivalents	5.0	(468.8)
Cash and cash equivalents at beginning of period	715.3	1,013.7

Cash and cash equivalents at end of period	$720.3	$544.9

Supplemental Information:
Interest payments	$114.3	$100.9
Income tax payments	86.1	85.7
Real estate properties acquired by foreclosure	17.9	11.3
Unsettled purchases of securities	9.7	7.4

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by the Quarterly Reports for the periods ended March 31, 2016 and June 30, 2016 and this Quarterly Report for the period ended September 30, 2016, provides disclosure of People’s United’s significant accounting policies.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities (“VIEs”), are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling People’s United Bank, National Association (the “Bank”) to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($176.4 million and $158.4 million at September 30, 2016 and December 31, 2015, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($82.6 million and $74.9 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $3.0 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively, and $8.9 million and $8.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

Pending Acquisition

On June 27, 2016, People’s United announced the signing of a definitive agreement to acquire Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Under the terms of the definitive agreement, each share of Suffolk common stock will be converted into the right to receive 2.225 shares of People’s United common stock, with a total transaction value, as of September 30, 2016, of approximately $423 million. At September 30, 2016, Suffolk reported total assets of $2.2 billion, total deposits of $1.9 billion and operated 27 branches in the greater Long Island area. The acquisition, which is subject to regulatory approval, was approved by Suffolk shareholders on October 13, 2016. People’s United shareholder approval is not required for the acquisition. Merger-related expenses relating to this transaction, which have been included in professional and outside services in the Consolidated Statements of Income, totaled $1.9 million for both the three and nine months ended September 30, 2016.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$871.2	$3.6	$(0.9)	$873.9
GSE (1) residential mortgage-backed securities and CMOs (2)	3,981.9	55.9	(5.4)	4,032.4

Total debt securities	4,853.1	59.5	(6.3)	4,906.3
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,853.3	$59.5	$(6.3)	$4,906.5

Securities held to maturity:
Debt securities:
State and municipal	$1,284.1	$80.7	$(1.2)	$1,363.6
GSE residential mortgage-backed securities	531.9	8.4	—	540.3
Other	1.5	—	—	1.5

Total securities held to maturity	$1,817.5	$89.1	$(1.2)	$1,905.4

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$363.7	$0.2	$(1.1)	$362.8
GSE residential mortgage-backed securities and CMOs	4,191.3	22.3	(48.9)	4,164.7

Total debt securities	4,555.0	22.5	(50.0)	4,527.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,555.2	$22.5	$(50.0)	$4,527.7

Securities held to maturity:
Debt securities:
State and municipal	$1,019.6	$55.8	$(0.1)	$1,075.3
GSE residential mortgage-backed securities	588.5	—	(2.8)	585.7
Other	1.5	—	—	1.5

Total securities held to maturity	$1,609.6	$55.8	$(2.9)	$1,662.5

Securities available for sale with a fair value of $1.90 billion and $1.64 billion at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2016, based on remaining period to contractual maturity. Information for GSE residential mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$126.6	$126.7	$—	$—
After 1 but within 5 years	181.6	184.2	—	—
After 5 but within 10 years	563.0	563.0	—	—

Total	871.2	873.9	—	—

GSE residential mortgage-backed securities and CMOs:
After 5 but within 10 years	841.9	868.5	—	—
After 10 years	3,140.0	3,163.9	531.9	540.3

Total	3,981.9	4,032.4	531.9	540.3

State and municipal:
Within 1 year	—	—	4.7	4.7
After 1 but within 5 years	—	—	26.1	26.8
After 5 but within 10 years	—	—	358.1	388.4
After 10 years	—	—	895.2	943.7

Total	—	—	1,284.1	1,363.6

Other:
Within 1 year	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	126.6	126.7	6.2	6.2
After 1 but within 5 years	181.6	184.2	26.1	26.8
After 5 but within 10 years	1,404.9	1,431.5	358.1	388.4
After 10 years	3,140.0	3,163.9	1,427.1	1,484.0

Total	$4,853.1	$4,906.3	$1,817.5	$1,905.4

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2016 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$112.9	$(0.4)	$617.3	$(5.0)	$730.2	$(5.4)
State and municipal	352.6	(0.9)	—	—	352.6	(0.9)
Securities held to maturity:
State and municipal	115.5	(1.2)	—	—	115.5	(1.2)

Total	$581.0	$(2.5)	$617.3	$(5.0)	$1,198.3	$(7.5)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2015 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE residential mortgage-backed securities and CMOs	$2,200.8	$(20.3)	$933.9	$(28.6)	$3,134.7	$(48.9)
U.S. Treasury and agency	346.3	(1.1)	—	—	346.3	(1.1)
Securities held to maturity:
GSE residential mortgage-backed securities	585.7	(2.8)	—	—	585.7	(2.8)
State and municipal	22.3	(0.1)	3.7	—	26.0	(0.1)

Total	$3,155.1	$(24.3)	$937.6	$(28.6)	$4,092.7	$(52.9)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At September 30, 2016, approximately 7% of the 1,530 securities owned by the Company, consisting of 32 securities classified as available for sale and 79 securities classified as held to maturity, had gross unrealized losses totaling $6.3 million and $1.2 million, respectively. All of the GSE residential mortgage-backed securities and CMOs had AAA credit ratings and an average final maturity of 11 years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years. The cause of the temporary impairment with respect to all of these securities is directly related to changes in interest rates. Management believes that all gross unrealized losses within the securities portfolio at September 30, 2016 and December 31, 2015 are temporary impairments. Management does not intend to sell such securities nor is it more likely than not that management will be required to sell such securities prior to recovery. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2016 and 2015.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $155.0 million and $154.0 million at September 30, 2016 and December 31, 2015, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. acquisition, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both September 30, 2016 and December 31, 2015). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2016 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) (total cost of $149.2 million and $140.1 million at September 30, 2016 and December 31, 2015, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at September 30, 2016 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB-NY totaling $202.4 million at September 30, 2016 and $333.7 million at December 31, 2015. These deposits represent an alternative to overnight federal funds sold and had a yield of 0.50% at both dates.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2016.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	September 30, 2016			December 31, 2015
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,752.3	$249.4	$10,001.7	$9,696.9	$331.9	$10,028.8
Commercial and industrial	8,007.0	194.2	8,201.2	7,526.4	222.3	7,748.7
Equipment financing	2,975.2	12.4	2,987.6	2,957.6	15.7	2,973.3

Total Commercial Portfolio	20,734.5	456.0	21,190.5	20,180.9	569.9	20,750.8

Retail:
Residential mortgage:
Adjustable-rate	5,290.3	98.0	5,388.3	4,733.3	117.9	4,851.2
Fixed-rate	580.8	58.9	639.7	536.1	69.7	605.8

Total residential mortgage	5,871.1	156.9	6,028.0	5,269.4	187.6	5,457.0

Consumer:
Home equity	2,068.3	31.5	2,099.8	2,115.5	38.2	2,153.7
Other consumer	48.7	0.8	49.5	48.5	0.9	49.4

Total consumer	2,117.0	32.3	2,149.3	2,164.0	39.1	2,203.1

Total Retail Portfolio	7,988.1	189.2	8,177.3	7,433.4	226.7	7,660.1

Total loans	$28,722.6	$645.2	$29,367.8	$27,614.3	$796.6	$28,410.9

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $67.5 million at September 30, 2016 and $59.8 million at December 31, 2015.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
September 30, 2016 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$189.7	$7.2	$196.9	$23.3	$0.2	$23.5	$220.4

Charge-offs	(2.7)	(0.1)	(2.8)	(1.1)	—	(1.1)	(3.9)
Recoveries	0.9	—	0.9	0.5	—	0.5	1.4

Net loan charge-offs	(1.8)	(0.1)	(1.9)	(0.6)	—	(0.6)	(2.5)
Provision for loan losses	7.1	—	7.1	1.3	—	1.3	8.4

Balance at end of period	$195.0	$7.1	$202.1	$24.0	$0.2	$24.2	$226.3

Nine months ended	Commercial			Retail
September 30, 2016 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$181.8	$7.9	$189.7	$21.1	$0.2	$21.3	$211.0

Charge-offs	(10.7)	(0.4)	(11.1)	(6.6)	—	(6.6)	(17.7)
Recoveries	1.6	—	1.6	2.5	—	2.5	4.1

Net loan charge-offs	(9.1)	(0.4)	(9.5)	(4.1)	—	(4.1)	(13.6)
Provision for loan losses	22.3	(0.4)	21.9	7.0	—	7.0	28.9

Balance at end of period	$195.0	$7.1	$202.1	$24.0	$0.2	$24.2	$226.3

Three months ended	Commercial			Retail
September 30, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$176.4	$10.1	$186.5	$18.7	$0.2	$18.9	$205.4

Charge-offs	(4.1)	—	(4.1)	(2.0)	—	(2.0)	(6.1)
Recoveries	1.2	—	1.2	0.8	—	0.8	2.0

Net loan charge-offs	(2.9)	—	(2.9)	(1.2)	—	(1.2)	(4.1)
Provision for loan losses	3.8	(0.9)	2.9	3.3	—	3.3	6.2

Balance at end of period	$177.3	$9.2	$186.5	$20.8	$0.2	$21.0	$207.5

Nine months ended	Commercial			Retail
September 30, 2015 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3

Charge-offs	(14.4)	—	(14.4)	(5.8)	—	(5.8)	(20.2)
Recoveries	4.0	—	4.0	1.7	—	1.7	5.7

Net loan charge-offs	(10.4)	—	(10.4)	(4.1)	—	(4.1)	(14.5)
Provision for loan losses	18.1	(0.6)	17.5	6.4	(0.2)	6.2	23.7

Balance at end of period	$177.3	$9.2	$186.5	$20.8	$0.2	$21.0	$207.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of September 30, 2016	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$161.0	$5.4	$20,573.5	$189.6	$456.0	$7.1	$21,190.5	$202.1
Retail	93.5	3.9	7,894.6	20.1	189.2	0.2	8,177.3	24.2

Total	$254.5	$9.3	$28,468.1	$209.7	$645.2	$7.3	$29,367.8	$226.3

As of December 31, 2015	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$155.1	$5.5	$20,025.8	$176.3	$569.9	$7.9	$20,750.8	$189.7
Retail	97.0	3.9	7,336.4	17.2	226.7	0.2	7,660.1	21.3

Total	$252.1	$9.4	$27,362.2	$193.5	$796.6	$8.1	$28,410.9	$211.0

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Commercial:
Commercial real estate	$23.4	$30.2
Commercial and industrial	40.0	44.9
Equipment financing	46.0	27.5

Total (1)	109.4	102.6

Retail:
Residential mortgage	28.2	37.2
Home equity	16.5	19.5
Other consumer	—	0.1

Total (2)	44.7	56.8

Total	$154.1	$159.4

(1)	Reported net of government guarantees totaling $13.0 million and $16.9 million at September 30, 2016 and December 31, 2015, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2016, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $11.5 million and $19.9 million of loans in the process of foreclosure at September 30, 2016 and December 31, 2015, respectively.

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $22.4 million and $2.2 million, respectively, at September 30, 2016 and $27.7 million and $2.3 million, respectively, at December 31, 2015. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at September 30, 2016 or December 31, 2015.

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

People’s United’s recorded investment in originated loans classified as TDRs totaled $187.0 million and $195.7 million at September 30, 2016 and December 31, 2015, respectively. The related allowance for loan losses at September 30, 2016 and December 31, 2015 was $5.2 million and $5.9 million, respectively. Interest income recognized on TDRs totaled $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.3 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and nine months ended September 30, 2016 and 2015. Originated loans that were modified and classified as TDRs during the three and nine months ended September 30, 2016 and 2015 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2016 and 2015. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	7	$22.1	$22.1
Commercial and industrial (2)	11	4.5	4.5
Equipment financing (3)	22	10.4	10.4

Total	40	37.0	37.0

Retail:
Residential mortgage (4)	9	2.9	2.9
Home equity (5)	17	1.2	1.2
Other consumer	—	—	—

Total	26	4.1	4.1

Total	66	$41.1	$41.1

(1)	Represents the following concessions: extension of term (5 contracts; recorded investment of $3.3 million); reduced payment and/or payment deferral (1 contract; recorded investment of $1.7 million); or a combination of concessions (1 contract; recorded investment of $17.1 million).
(2)	Represents the following concessions: extension of term (9 contracts; recorded investment of $4.1 million); or reduced payment and/or payment deferral (2 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: extension of term (6 contracts; recorded investment of $4.3 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $4.7 million); or a combination of concessions (3 contracts; recorded investment of $1.4 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.7 million); or a combination of concessions (2 contracts; recorded investment of $1.2 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $0.5 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.2 million); or a combination of concessions (5 contracts; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	12	$25.9	$25.9
Commercial and industrial (2)	36	22.9	22.9
Equipment financing (3)	49	21.7	21.7

Total	97	70.5	70.5

Retail:
Residential mortgage (4)	47	13.1	13.1
Home equity (5)	50	3.8	3.8
Other consumer	—	—	—

Total	97	16.9	16.9

Total	194	$87.4	$87.4

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $6.2 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $2.6 million); or a combination of concessions (2 contracts; recorded investment of $17.1 million).
(2)	Represents the following concessions: extension of term (23 contracts; recorded investment of $12.3 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $9.8 million); or a combination of concessions (4 contracts; recorded investment of $0.8 million).
(3)	Represents the following concessions: extension of term (17 contracts; recorded investment of $6.3 million); reduced payment and/or payment deferral (25 contracts; recorded investment of $12.5 million); or a combination of concessions (7 contracts; recorded investment of $2.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (18 contracts; recorded investment of $3.2 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $5.5 million); or a combination of concessions (18 contracts; recorded investment of $4.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (31 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (17 contracts; recorded investment of $1.4 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	10	$7.0	$7.0
Commercial and industrial (2)	7	24.4	24.4
Equipment financing (3)	8	4.2	4.2

Total	25	35.6	35.6

Retail:
Residential mortgage (4)	15	5.0	5.0
Home equity (5)	17	1.3	1.3
Other consumer	—	—	—

Total	32	6.3	6.3

Total	57	$41.9	$41.9

(1)	Represents the following concessions: extension of term (7 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.2 million); or a combination of concessions (1 contract; recorded investment of $3.7 million).
(2)	Represents the following concessions: extension of term (3 contracts; recorded investment of $9.8 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $13.6 million); or a combination of concessions (1 contract; recorded investment of $1.0 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (3 contracts; recorded investment of $2.0 million); or a combination of concessions (5 contracts; recorded investment of $2.2 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $1.2 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.8 million); or a combination of concessions (5 contracts; recorded investment of $3.0 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (12 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (4 contracts; recorded investment of $0.3 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	20	$12.3	$12.3
Commercial and industrial (2)	35	59.2	59.2
Equipment financing (3)	18	19.6	19.6

Total	73	91.1	91.1

Retail:
Residential mortgage (4)	50	16.9	16.9
Home equity (5)	70	6.2	6.2
Other consumer	—	—	—

Total	120	23.1	23.1

Total	193	$114.2	$114.2

(1)	Represents the following concessions: extension of term (17 contracts; recorded investment of $7.4 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.2 million); or a combination of concessions (1 contract; recorded investment of $3.7 million).
(2)	Represents the following concessions: extension of term (19 contracts; recorded investment of $22.9 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $33.0 million); or a combination of concessions (5 contracts; recorded investment of $3.3 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (8 contracts; recorded investment of $12.7 million); or a combination of concessions (10 contracts; recorded investment of $6.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (16 contracts; recorded investment of $5.1 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $3.6 million); temporary rate reduction (2 contracts; recorded investment of $0.3 million); or a combination of concessions (21 contracts; recorded investment of $7.9 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (48 contracts; recorded investment of $3.8 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (17 contracts; recorded investment of $1.6 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2016 and 2015. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2016 or 2015.

	Three Months Ended September 30,
	2016		2015
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	1	0.6
Equipment financing	14	2.2	1	0.3

Total	14	2.2	2	0.9

Retail:
Residential mortgage	3	0.6	2	0.2
Home equity	—	—	2	0.1
Other consumer	—	—	—	—

Total	3	0.6	4	0.3

Total	17	$2.8	6	$1.2

	Nine Months Ended September 30,
	2016		2015
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$0.9	2	$3.4
Commercial and industrial	5	0.6	4	1.4
Equipment financing	20	5.9	8	4.1

Total	27	7.4	14	8.9

Retail:
Residential mortgage	10	1.9	18	6.7
Home equity	7	0.5	16	1.5
Other consumer	—	—	—	—

Total	17	2.4	34	8.2

Total	44	$9.8	48	$17.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of September 30, 2016			As of December 31, 2015
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$43.5	$42.4	$—	$46.5	$45.3	$—
Commercial and industrial	46.3	40.8	—	53.2	50.8	—
Equipment financing	42.5	38.1	—	32.6	26.0	—
Retail:
Residential mortgage	63.8	58.1	—	67.2	60.4	—
Home equity	22.9	19.3	—	23.3	20.5	—
Other consumer	—	—	—	—	—	—

Total	$219.0	$198.7	$—	$222.8	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$9.4	$8.6	$0.6	$18.8	$14.7	$1.9
Commercial and industrial	23.2	22.6	3.2	19.2	14.7	3.3
Equipment financing	9.1	8.5	1.6	3.8	3.6	0.3
Retail:
Residential mortgage	14.1	14.0	3.0	14.1	14.0	2.9
Home equity	2.2	2.1	0.9	2.3	2.1	1.0
Other consumer	—	—	—	—	—	—

Total	$58.0	$55.8	$9.3	$58.2	$49.1	$9.4

Total impaired loans:
Commercial:
Commercial real estate	$52.9	$51.0	$0.6	$65.3	$60.0	$1.9
Commercial and industrial	69.5	63.4	3.2	72.4	65.5	3.3
Equipment financing	51.6	46.6	1.6	36.4	29.6	0.3

Total	174.0	161.0	5.4	174.1	155.1	5.5

Retail:
Residential mortgage	77.9	72.1	3.0	81.3	74.4	2.9
Home equity	25.1	21.4	0.9	25.6	22.6	1.0
Other consumer	—	—	—	—	—	—

Total	103.0	93.5	3.9	106.9	97.0	3.9

Total	$277.0	$254.5	$9.3	$281.0	$252.1	$9.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2016		2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$54.1	$0.4	$59.2	$0.5
Commercial and industrial	60.5	0.3	83.0	0.2
Equipment financing	38.2	0.1	26.7	0.1

Total	152.8	0.8	168.9	0.8

Retail:
Residential mortgage	71.7	0.4	74.4	0.4
Home equity	21.3	0.1	21.2	0.1
Other consumer	—	—	—	—

Total	93.0	0.5	95.6	0.5

Total	$245.8	$1.3	$264.5	$1.3

	Nine Months Ended September 30,
	2016		2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$58.6	$1.1	$67.8	$1.2
Commercial and industrial	61.9	1.2	71.1	1.2
Equipment financing	35.9	0.2	28.9	0.3

Total	156.4	2.5	167.8	2.7

Retail:
Residential mortgage	72.1	1.2	75.3	1.1
Home equity	21.9	0.2	21.3	0.2
Other consumer	—	—	—	—

Total	94.0	1.4	96.6	1.3

Total	$250.4	$3.9	$264.4	$4.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2016 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,721.8	$19.0	$11.5	$30.5	$9,752.3
Commercial and industrial	7,967.2	11.1	28.7	39.8	8,007.0
Equipment financing	2,889.5	70.6	15.1	85.7	2,975.2

Total	20,578.5	100.7	55.3	156.0	20,734.5

Retail:
Residential mortgage	5,821.4	32.5	17.2	49.7	5,871.1
Home equity	2,053.9	6.6	7.8	14.4	2,068.3
Other consumer	48.6	0.1	—	0.1	48.7

Total	7,923.9	39.2	25.0	64.2	7,988.1

Total originated loans	$28,502.4	$139.9	$80.3	$220.2	$28,722.6

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $11.9 million, $24.3 million and $30.9 million, respectively, and $19.7 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2016 and December 31, 2015, the allowance for loan losses on acquired loans was $7.3 million and $8.1 million, respectively.

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2016 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,533.1	$7,564.7	$2,535.1	$19,632.9
Special mention	112.1	179.4	104.5	396.0
Substandard	106.2	260.5	335.6	702.3
Doubtful	0.9	2.4	—	3.3

Total originated loans	9,752.3	8,007.0	2,975.2	20,734.5

Acquired loans:
Pass	193.5	161.5	0.8	355.8
Special mention	13.9	3.5	8.8	26.2
Substandard	41.3	29.2	2.8	73.3
Doubtful	0.7	—	—	0.7

Total acquired loans	249.4	194.2	12.4	456.0

Total	$10,001.7	$8,201.2	$2,987.6	$21,190.5

As of September 30, 2016 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,909.9	$964.8	$29.1	$3,903.8
Moderate risk	2,428.6	661.4	7.3	3,097.3
High risk	532.6	442.1	12.3	987.0

Total originated loans	5,871.1	2,068.3	48.7	7,988.1

Acquired loans:
Low risk	83.1	—	—	83.1
Moderate risk	27.3	—	—	27.3
High risk	46.5	31.5	0.8	78.8

Total acquired loans	156.9	31.5	0.8	189.2

Total	$6,028.0	$2,099.8	$49.5	$8,177.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,438.6	$7,153.4	$2,550.0	$19,142.0
Special mention	130.6	121.0	119.1	370.7
Substandard	127.7	250.5	288.5	666.7
Doubtful	—	1.5	—	1.5

Total originated loans	9,696.9	7,526.4	2,957.6	20,180.9

Acquired loans:
Pass	260.9	175.9	6.1	442.9
Special mention	20.1	6.6	5.0	31.7
Substandard	49.1	39.8	4.6	93.5
Doubtful	1.8	—	—	1.8

Total acquired loans	331.9	222.3	15.7	569.9

Total	$10,028.8	$7,748.7	$2,973.3	$20,750.8

As of December 31, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,579.3	$959.2	$25.8	$3,564.3
Moderate risk	2,208.6	651.2	7.9	2,867.7
High risk	481.5	505.1	14.8	1,001.4

Total originated loans	5,269.4	2,115.5	48.5	7,433.4

Acquired loans:
Low risk	97.7	—	—	97.7
Moderate risk	36.2	—	—	36.2
High risk	53.7	38.2	0.9	92.8

Total acquired loans	187.6	38.2	0.9	226.7

Total	$5,457.0	$2,153.7	$49.4	$7,660.1

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

At the respective acquisition dates in 2011 and 2010, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2016, the outstanding principal balance and carrying amount of the acquired loan portfolio were $743.6 million and $645.2 million, respectively ($901.9 million and $796.6 million, respectively, at December 31, 2015).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$270.3	$316.9
Accretion	(9.0)	(13.3)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—
Other changes in expected cash flows (2)	2.4	5.0

Balance at end of period	$263.7	$308.6

	Nine Months Ended September 30,
(in millions)	2016	2015
Balance at beginning of period	$296.0	$396.3
Accretion	(31.1)	(42.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	1.1
Other changes in expected cash flows (2)	(1.2)	(45.9)

Balance at end of period	$263.7	$308.6

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $11.2 million and $7.9 million, respectively, at September 30, 2016, and $5.5 million and $7.1 million, respectively, at December 31, 2015. Repossessed assets totaled $6.9 million and $9.5 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both September 30, 2016 and December 31, 2015) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.7 million shares at both September 30, 2016 and December 31, 2015). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2014, no new awards may be granted under the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United pension and other postretirement plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and nine months ended September 30, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2015	$(140.0)	$(17.7)	$(19.5)	$—	$(177.2)

Other comprehensive income (loss) before reclassifications	—	52.4	—	(0.1)	52.3
Amounts reclassified from AOCL (1)	2.8	(0.1)	1.5	0.3	4.5

Current period other comprehensive income	2.8	52.3	1.5	0.2	56.8

Balance at September 30, 2016	$(137.2)	$34.6	$(18.0)	$0.2	$(120.4)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

Other comprehensive income (loss) before reclassifications	—	17.5	—	(0.8)	16.7
Amounts reclassified from AOCL (1)	3.3	—	1.5	0.6	5.4

Current period other comprehensive income (loss)	3.3	17.5	1.5	(0.2)	22.1

Balance at September 30, 2015	$(139.6)	$13.8	$(20.0)	$(0.3)	$(146.1)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where
(in millions)	2016	2015	2016	2015	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(1.7)	$(2.0)	$(4.8)	$(6.0)	(1)
Prior service credit	0.2	0.3	0.6	0.8	(1)

	(1.5)	(1.7)	(4.2)	(5.2)	Income before income tax expense
	0.6	0.6	1.4	1.9	Income tax expense

	(0.9)	(1.1)	(2.8)	(3.3)	Net income

Reclassification adjustment for net realized gains on securities available for sale	—	—	0.1	—	Income before income tax expense (2)
	—	—	—	—	Income tax expense

	—	—	0.1	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.9)	(0.8)	(2.4)	(2.3)	Income before income tax expense (3)
	0.4	0.2	0.9	0.8	Income tax expense

	(0.5)	(0.6)	(1.5)	(1.5)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.1)	(0.3)	(0.6)	(1.0)	(4)
Interest rate locks	0.1	0.1	0.1	0.1	(4)

	—	(0.2)	(0.5)	(0.9)	Income before income tax expense
	—	0.1	0.2	0.3	Income tax expense

	—	(0.1)	(0.3)	(0.6)	Net income

Total reclassifications for the period	$(1.4)	$(1.8)	$(4.5)	$(5.4)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense
(see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income-securities.
(4)	Included in interest expense-notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$73.7	$68.4	$205.1	$189.3
Dividends and undistributed earnings allocated to participating securities	(0.2)	(0.3)	(0.6)	(0.9)

Income attributable to common shareholders	$73.5	$68.1	$204.5	$188.4

Average common shares outstanding for basic EPS	302.9	301.0	302.4	300.1
Effect of dilutive equity-based awards	0.4	—	0.4	—

Average common and common-equivalent shares for diluted EPS	303.3	301.0	302.8	300.1

Basic EPS	$0.24	$0.23	$0.68	$0.63

Diluted EPS	$0.24	$0.23	$0.68	$0.63

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 18.2 million shares for both the three and nine months ended September 30, 2016 and 20.3 million shares for both the three and nine months ended September 30, 2015 have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of People’s United’s goodwill are summarized as follows for the nine months ended September 30, 2016. There were no changes in goodwill during the nine months ended September 30, 2015.

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2015	$1,222.8	$681.9	$54.0	$1,958.7
Acquisition of Eagle Insurance Group, LLC	—	—	1.4	1.4
Adjustments	(0.7)	(2.3)	(0.1)	(3.1)

Balance at September 30, 2016	$1,222.1	$679.6	$55.3	$1,957.0

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2016 and December 31, 2015, tax deductible goodwill totaled $26.1 million and $24.1 million, respectively, and related, almost entirely, to the acquisitions of Eagle Insurance, Kesten-Brown Insurance, LLC and Butler Bank.

People’s United’s other acquisition-related intangible assets totaled $113.3 million and $129.1 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the carrying amounts of other acquisition-related intangible assets were as follows: trade name intangible ($74.2 million); core deposit intangible ($14.8 million); trust relationship intangible ($17.8 million); and insurance relationship intangible ($6.5 million).

Amortization expense of other acquisition-related intangible assets totaled $5.8 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, and $17.4 million and $17.8 million for the nine months ended September 30, 2016 and 2015, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2016 and each of the next five years is as follows: $23.3 million in 2016; $22.2 million in 2017; $10.8 million in 2018; $10.1 million in 2019; $9.7 million in 2020; and $9.4 million in 2021. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2016 and 2015.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

	Pension Plans		Other Postretirement Plan
Three months ended September 30 (in millions)	2016	2015	2016	2015
Net periodic benefit (income) expense:
Service cost	$—	$—	$—	$0.1
Interest cost	4.7	5.8	0.2	0.1
Expected return on plan assets	(8.7)	(8.6)	—	—
Recognized net actuarial loss	1.6	2.0	0.1	—
Recognized prior service credit	(0.2)	(0.2)	—	—
Settlements	0.3	0.3	—	—

Net periodic benefit (income) expense	$(2.3)	$(0.7)	$0.3	$0.2

	Pension Plans		Other Postretirement Plan
Nine months ended September 30 (in millions)	2016	2015	2016	2015
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.2	$0.2
Interest cost	14.1	17.2	0.5	0.4
Expected return on plan assets	(25.9)	(25.5)	—	—
Recognized net actuarial loss	4.6	5.8	0.2	0.2
Recognized prior service credit	(0.6)	(0.6)	—	(0.1)
Settlements	0.9	0.8	—	—

Net periodic benefit (income) expense	(6.9)	(2.3)	0.9	0.7

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(4.6)	(5.8)	(0.2)	(0.2)
Prior service credit	0.6	0.6	—	0.1

Total pre-tax changes recognized in other comprehensive income	(4.0)	(5.2)	(0.2)	(0.1)

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(10.9)	$(7.5)	$0.7	$0.6

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $3.7 million for the nine months ended September 30, 2016. At September 30, 2016, the loan balance totaled $188.6 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,397,411 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2016, 7,056,164 shares of People’s United common stock, with a fair value of $111.6 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.0 million for both the nine months ended September 30, 2016 and 2015.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2016 and 2015.

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

Substantially all of the Company’s available-for-sale securities represent GSE residential mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2016 and December 31, 2015, the entire available-for-sale residential mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE residential mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.8	$—	$—	$6.8
Securities available for sale:
U.S. Treasury and agency	873.9	—	—	873.9
GSE residential mortgage-backed securities and CMOs	—	4,032.4	—	4,032.4
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	31.1	—	—	31.1
Fixed income securities	—	4.3	—	4.3
Mutual funds	3.5	—	—	3.5
Interest rate swaps	—	328.5	—	328.5
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	1.4	—	1.4

Total	$915.3	$4,366.9	$—	$5,282.2

Financial liabilities:
Interest rate swaps	$—	$253.2	$—	$253.2
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	1.9	—	1.9

Total	$—	$255.3	$—	$255.3

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.7	$—	$—	$6.7
Securities available for sale:
U.S. Treasury and agency	362.8	—	—	362.8
GSE residential mortgage-backed securities and CMOs	—	4,164.7	—	4,164.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	29.4	—	—	29.4
Fixed income securities	—	5.1	—	5.1
Mutual funds	2.0	—	—	2.0
Interest rate swaps	—	157.0	—	157.0
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.6	—	0.6

Total	$400.9	$4,328.2	$—	$4,729.1

Financial liabilities:
Interest rate swaps	$—	$108.5	$—	$108.5
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	0.8	—	0.8

Total	$—	$109.5	$—	$109.5

(1)	As of December 31, 2015, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2016 and 2015.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$46.5	$—	$46.5
Impaired loans (2)	—	—	55.8	55.8
REO and repossessed assets (3)	—	—	26.0	26.0

Total	$—	$46.5	$81.8	$128.3

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.5	$—	$34.5
Impaired loans (2)	—	—	49.1	49.1
REO and repossessed assets (3)	—	—	22.1	22.1

Total	$—	$34.5	$71.2	$105.7

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2016 and 2015.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $39.7 million of Commercial loans and $16.1 million of Retail loans at September 30, 2016. The provision for loan losses on impaired loans totaled $3.5 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Represents: (i) $11.2 million of commercial REO; (ii) $7.9 million of residential REO; and (iii) $6.9 million of repossessed assets at September 30, 2016. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $3.3 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $2.9 million and $1.2 million for the same periods.

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

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying	Measurements Using
As of September 30, 2016 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$347.5	$347.5	$—	$—	$347.5
Short-term investments	372.8	—	372.8	—	372.8
Securities held to maturity	1,817.5	—	1,903.9	1.5	1,905.4
FHLB and FRB stock	315.5	—	315.5	—	315.5
Total loans, net (1)	29,085.7	—	5,961.5	23,281.7	29,243.2
Financial liabilities:
Time deposits	4,686.8	—	4,703.6	—	4,703.6
Other deposits	24,968.7	—	24,968.7	—	24,968.7
FHLB advances	3,261.8	—	3,267.0	—	3,267.0
Federal funds purchased	844.0	—	844.0	—	844.0
Customer repurchase agreements	330.7	—	330.7	—	330.7
Notes and debentures	1,053.9	—	1,028.3	—	1,028.3

(1)	Excludes impaired loans totaling $55.8 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying	Measurements Using
As of December 31, 2015 (in millions)	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$334.8	$334.8	$—	$—	$334.8
Short-term investments	380.5	—	380.5	—	380.5
Securities held to maturity	1,609.6	—	1,661.0	1.5	1,662.5
FHLB and FRB stock	305.4	—	305.4	—	305.4
Total loans, net (1)	28,150.8	—	5,315.3	22,893.7	28,209.0
Financial liabilities:
Time deposits	4,818.1	—	4,836.5	—	4,836.5
Other deposits	23,599.3	—	23,599.3	—	23,599.3
FHLB advances	3,463.8	—	3,468.7	—	3,468.7
Customer repurchase agreements	469.5	—	469.5	—	469.5
Federal funds purchased	374.0	—	374.0	—	374.0
Notes and debentures	1,033.1	—	1,012.9	—	1,012.9

(1)	Excludes impaired loans totaling $49.1 million measured at fair value on a non-recurring basis.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2016.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$5,405.7	$4,644.8	$288.2	$130.9	$1.4	$2.6
Institutional counterparties	N/A	5,405.7	4,644.8	1.7	7.2	251.6	105.3
Risk participation agreements (2)	N/A	234.5	244.4	—	—	0.1	—
Foreign exchange contracts	N/A	54.8	56.7	0.1	0.6	0.1	0.2
Forward commitments to sell residential mortgage loans	N/A	82.3	44.7	1.4	0.6	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	115.1	65.4	—	—	1.9	0.8

Total				291.4	139.3	255.1	108.9

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	0.2	0.6
Subordinated notes	Fair value	375.0	375.0	38.6	18.9	—	—

Total				38.6	18.9	0.2	0.6

Total fair value of derivatives				$330.0	$158.2	$255.3	$109.5

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at December 31, 2015.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of	Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions )	Hedge	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$210.7	$127.8	$—	$—
Institutional counterparties	N/A	(200.3)	(116.9)	—	—
Foreign exchange contracts	N/A	(0.6)	—	—	—
Risk participation agreements	N/A	0.1	(0.2)	—	—
Forward commitments to sell residential mortgage loans	N/A	0.8	0.7	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(1.1)	(0.8)	—	—

Total		9.6	10.6	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.6)	(1.0)	(0.2)	(1.2)
Interest rate locks	Cash flow	0.1	0.1	—	—
Interest rate swaps	Fair value	6.4	6.9	—	—

Total		5.9	6.0	(0.2)	(1.2)

Total		$15.5	$16.6	$(0.2)	$(1.2)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

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

	Gross	Gross	Net	Gross Amounts Not Offset
As of September 30, 2016 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	0.1	—	0.1	(0.1)	—	—
Counterparty C	0.1	—	0.1	(0.1)	—	—
Counterparty D	1.3	—	1.3	(1.3)	—	—
Counterparty E	38.8	—	38.8	(38.8)	—	—
Other counterparties	—	—	—	—	—	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$40.4	$—	$40.4	$(40.3)	$—	$0.1

Financial liabilities:
Interest rate swaps:
Counterparty A	$10.8	$—	$10.8	$—	$(10.8)	$—
Counterparty B	16.6	—	16.6	(0.1)	(16.5)	—
Counterparty C	12.0	—	12.0	(0.1)	(11.9)	—
Counterparty D	13.6	—	13.6	(1.3)	(12.3)	—
Counterparty E	190.3	—	190.3	(38.8)	(151.5)	—
Other counterparties	8.5	—	8.5	—	(8.5)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$251.9	$—	$251.9	$(40.3)	$(211.5)	$0.1

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross	Gross	Net	Gross Amounts Not Offset
As of December 31, 2015 (in millions)	Amount Recognized	Amount Offset	Amount Presented	Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.6	$—	$0.6	$(0.6)	$—	$—
Counterparty B	0.7	—	0.7	(0.7)	—	—
Counterparty C	0.6	—	0.6	(0.6)	—	—
Counterparty D	0.7	—	0.7	(0.7)	—	—
Counterparty E	22.6	—	22.6	(22.6)	—	—
Other counterparties	0.8	—	0.8	(0.7)	—	0.1
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$26.6	$—	$26.6	$(25.9)	$—	$0.7

Financial liabilities:
Interest rate swaps:
Counterparty A	$8.4	$—	$8.4	$(0.6)	$(7.8)	$—
Counterparty B	10.4	—	10.4	(0.7)	(9.7)	—
Counterparty C	5.1	—	5.1	(0.6)	(4.5)	—
Counterparty D	8.9	—	8.9	(0.7)	(7.3)	0.9
Counterparty E	69.5	—	69.5	(22.6)	(46.9)	—
Other counterparties	3.6	—	3.6	(0.7)	(2.9)	—
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$106.1	$—	$106.1	$(25.9)	$(79.1)	$1.1

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB amended its standards to address the classification of certain cash receipts and payments within the statement of cash flows. Specifically, the amended guidance addresses the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. For public business entities this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The retrospective transition method will be applied to all periods presented and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

NOTE 14. SUBSEQUENT EVENTS

On October 31, 2016, People’s United issued 10 million shares of fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Dividends on the preferred stock are based on the liquidation preference amount and, when and if declared, will be payable quarterly in arrears based on a fixed-rate of 5.625% per annum beginning on December 15, 2016. Proceeds from the preferred stock offering are expected to be used for general corporate purposes, including (subject to obtaining required regulatory approval) contributions of capital or extensions of credit to the Bank.

On November 2, 2016, the Bank announced that its subsidiary, People’s Securities, Inc., completed an all-cash acquisition of Gerstein, Fisher & Associates, Inc., a $3 billion investment management firm based in New York City. The acquisition brings People’s United Wealth Management’s total assets under administration to nearly $20 billion, of which approximately $8 billion is under discretionary management. Merger-related expenses relating to this transaction, which have been included in professional and outside services in the Consolidated Statements of Income, totaled $1.2 million for both the three and nine months ended September 30, 2016.

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

All forward-looking statements are subject to risks and uncertainties that could cause People’s United’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) changes in accounting and regulatory guidance applicable to banks; (7) price levels and conditions in the public securities markets generally; (8) competition and its effect on pricing, spending, third-party relationships and revenues; (9) the successful integration of acquisitions; and (10) changes in regulation resulting from or relating to financial reform legislation.

All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions, except per share data)	2016	2016	2015	2016	2015
Earnings Data:
Net interest income (fully taxable equivalent)	$254.2	$247.7	$241.1	$749.3	$712.0
Net interest income	245.3	240.0	234.8	725.4	693.3
Provision for loan losses	8.4	10.0	6.2	28.9	23.7
Non-interest income	90.8	85.4	87.1	258.5	259.1
Non-interest expense (1)	221.4	212.9	214.2	651.6	643.6
Income before income tax expense	106.3	102.5	101.5	303.4	285.1
Net income (1)	73.7	68.5	68.4	205.1	189.3

Selected Statistical Data:
Net interest margin (2)	2.80%	2.79%	2.87%	2.80%	2.89%
Return on average assets (1), (2)	0.73	0.70	0.73	0.69	0.69
Return on average tangible assets (2)	0.77	0.73	0.78	0.73	0.73
Return on average stockholders’ equity (2)	6.1	5.7	5.8	5.7	5.4
Return on average tangible stockholders’ equity (1), (2)	10.7	10.1	10.5	10.1	9.7
Efficiency ratio (1)	59.9	60.4	61.7	61.0	61.7

Common Share Data:
Basic and diluted earnings per share (1)	$0.24	$0.23	$0.23	$0.68	$0.63
Dividends paid per share	0.17	0.17	0.1675	0.5075	0.50
Dividend payout ratio (1)	70.1%	75.4%	73.9%	75.1%	79.5%
Book value per share (end of period)	$15.99	$15.91	$15.64	$15.99	$15.64
Tangible book value per share (end of period) (1)	9.18	9.07	8.75	9.18	8.75
Stock price:
High	16.40	16.68	16.95	16.68	16.95
Low	14.22	13.80	14.69	13.62	13.97
Close (end of period)	15.82	14.66	15.73	15.82	15.73

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in millions)	2016	2016	2016	2015	2015
Financial Condition Data:
Total assets	$40,692	$40,150	$39,264	$38,947	$37,507
Loans	29,368	29,038	28,511	28,411	27,672
Securities	7,046	6,785	6,732	6,449	5,921
Short-term investments	373	364	251	380	245
Allowance for loan losses	226	220	216	211	208
Goodwill and other acquisition-related intangible assets	2,070	2,076	2,079	2,088	2,085
Deposits	29,656	28,999	29,105	28,417	28,280
Borrowings	4,437	4,563	3,717	4,307	2,997
Notes and debentures	1,054	1,058	1,050	1,033	1,039
Stockholders’ equity	4,862	4,830	4,791	4,732	4,731
Total risk-weighted assets:
People’s United	30,451	30,267	29,832	29,646	28,990
People’s United Bank, National Association	30,415	30,232	29,826	29,621	28,953
Non-performing assets (1)	180	182	189	182	210
Net loan charge-offs	2.5	5.1	6.0	6.2	4.1

Average Balances:
Loans	$29,107	$28,558	$28,159	$27,853	$27,496
Securities (2)	6,873	6,699	6,498	6,133	5,880
Short-term investments	361	298	348	247	245
Total earning assets	36,341	35,555	35,005	34,233	33,621
Total assets	40,304	39,422	38,773	37,955	37,284
Deposits	29,437	29,079	28,721	28,481	27,810
Borrowings	4,296	3,895	3,664	3,187	3,304
Notes and debentures	1,056	1,049	1,044	1,037	1,028
Total funding liabilities	34,789	34,023	33,429	32,705	32,142
Stockholders’ equity	4,841	4,795	4,761	4,736	4,700

Ratios:
Net loan charge-offs to average total loans (annualized)	0.04%	0.07%	0.09%	0.09%	0.06%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.63	0.64	0.68	0.66	0.78
Originated allowance for loan losses to:
Originated loans (1)	0.76	0.75	0.75	0.73	0.74
Originated non-performing loans (1)	142.0	135.3	123.3	127.3	108.1
Average stockholders’ equity to average total assets	12.0	12.2	12.3	12.5	12.6
Stockholders’ equity to total assets	11.9	12.0	12.2	12.1	12.6
Tangible stockholders’ equity to tangible assets (3)	7.2	7.2	7.3	7.2	7.5
Total risk-based capital:
People’s United	11.5	11.5	11.5	11.7	11.8
People’s United Bank, National Association	12.8	12.8	12.9	12.6	12.8

(1)	Excludes acquired loans.
(2)	Average balances for securities are based on amortized cost.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s efficiency ratio and operating non-interest expense, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2016	2016	2015	2016	2015
Total non-interest expense	$221.4	$212.9	$214.2	$651.6	$643.6

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(3.1)	—	—	(3.1)	—
Writedowns of banking house assets	—	—	—	—	(8.0)
Severance-related costs	—	—	(0.1)	—	(1.1)

Total	(3.1)	n/a	(0.1)	(3.1)	(9.1)

Operating non-interest expense	218.3	n/a	214.1	648.5	634.5

Operating lease expense (1)	(9.7)	(9.1)	(9.2)	(28.0)	(27.7)
Amortization of other acquisition-related intangible assets	(5.8)	(5.8)	(5.9)	(17.4)	(17.8)
Other (2)	(1.8)	(1.8)	(1.8)	(5.1)	(5.6)

Total non-interest expense for efficiency ratio	$201.0	$196.2	$197.2	$598.0	$583.4

Net interest income (FTE basis)	$254.2	$247.7	$241.1	$749.3	$712.0
Total non-interest income	90.8	85.4	87.1	258.5	259.1

Total revenues	345.0	333.1	328.2	1,007.8	971.1
Adjustments:
Operating lease expense (1)	(9.7)	(9.1)	(9.2)	(28.0)	(27.7)
BOLI FTE adjustment	0.6	1.0	0.6	2.1	1.9
Net security gains	—	—	—	(0.1)	—
Other (3)	(0.3)	—	—	(1.0)	(0.1)

Total revenues for efficiency ratio	$335.6	$325.0	$319.6	$980.8	$945.2

Efficiency ratio	59.9%	60.4%	61.7%	61.0%	61.7%

n/a	For the three months ended June 30, 2016, no expenses were considered to be non-operating expenses. Accordingly, operating metrics were not applicable.
(1)	Operating lease expense is excluded from total non-interest expense and netted against operating lease income within non-interest income to conform with the reporting approach applied to fee-based businesses already presented on a net basis.
(2)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(3)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per share data)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Net income, as reported	$73.7	$61.7	$68.4	$205.1	$189.3

Adjustments to arrive at operating earnings:
Merger-related expenses	3.1	—	—	3.1	—
Writedowns of banking house assets	—	—	—	—	8.0
Severance-related costs	—	—	0.1	—	1.1

Total pre-tax adjustments	3.1	n/a	0.1	3.1	9.1
Tax effect	(1.0)	n/a	(0.1)	(1.0)	(3.1)

Total adjustments, net of tax	2.1	n/a	—	2.1	6.0

Operating earnings	$75.8	n/a	$68.4	$207.2	$195.3

EPS, as reported	$0.24	$0.23	$0.23	$0.68	$0.63

Adjustments to arrive at operating EPS:
Merger-related expenses	0.01	—	—	0.01	—
Writedowns of banking house assets	—	—	—	—	0.02
Severance-related costs	—	—	—	—	—

Total adjustments per share	0.01	n/a	—	0.01	0.02

Operating EPS	$0.25	n/a	$0.23	$0.69	$0.65

Average total assets	$40,304	$39,422	$37,257	$39,503	$36,580

Operating return on average assets (annualized)	0.75%	n/a	0.73%	0.70%	0.71%

n/a	For the three months ended June 30, 2016, no expenses were considered to be non-operating expenses. Accordingly, operating metrics were not applicable.

The following tables summarize People’s United’s operating return on average tangible stockholders’ equity and operating dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Operating earnings	$75.8	n/a	$68.4	$207.2	$195.3

Average stockholders’ equity	$4,841	$4,795	$4,700	$4,799	$4,684
Less: Average goodwill and average other acquisition-related intangible assets	2,073	2,079	2,088	2,079	2,094

Average tangible stockholders’ equity	$2,768	$2,716	$2,612	$2,720	$2,590

Operating return on average tangible stockholders’ equity (annualized)	11.0%	n/a	10.5%	10.2%	10.1%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Dividends paid	$51.7	$50.6	$50.6	$154.1	$150.6

Operating earnings	$75.8	n/a	$68.4	$207.2	$195.3

Operating dividend payout ratio	68.2%	n/a	73.9%	74.4%	77.1%

n/a	For the three months ended June 30, 2016, no expenses were considered to be non-operating expenses. Accordingly, operating metrics were not applicable.

The following tables summarize People’s United’s tangible stockholders’ equity ratio and tangible book value per share derived from amounts reported in the Consolidated Statements of Condition:

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in millions)	2016	2016	2016	2015	2015
Total stockholders’ equity	$4,862	$4,830	$4,791	$4,732	$4,731
Less: Goodwill and other acquisition-related intangible assets	2,070	2,076	2,079	2,088	2,085

Tangible stockholders’ equity	$2,792	$2,754	$2,712	$2,644	$2,646

Total assets	$40,692	$40,150	$39,264	$38,947	$37,507
Less: Goodwill and other acquisition-related intangible assets	2,070	2,076	2,079	2,088	2,085

Tangible assets	$38,622	$38,074	$37,185	$36,859	$35,422

Tangible stockholders’ equity ratio	7.2%	7.2%	7.3%	7.2%	7.5%

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(in millions, except per share data)	2016	2016	2016	2015	2015
Tangible stockholders’ equity	$2,792	$2,754	$2,712	$2,644	$2,646

Common shares issued	400.13	399.74	399.54	399.24	398.84
Less: Common shares classified as treasury shares	89.05	89.05	89.04	89.06	89.05
Unallocated ESOP common shares	7.06	7.14	7.23	7.32	7.40

Common shares	304.02	303.55	303.27	302.86	302.39

Tangible book value per share	$9.18	$9.07	$8.94	$8.73	$8.75

Recent Developments

On October 31, 2016, People’s United issued 10 million shares of fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Dividends on the preferred stock are based on the liquidation preference amount and, when and if declared, will be payable quarterly in arrears based on a fixed-rate of 5.625% per annum beginning on December 15, 2016. Proceeds from the preferred stock offering are expected to be used for general corporate purposes, including (subject to obtaining required regulatory approval) contributions of capital or extensions of credit to People’s United Bank, National Association (the “Bank”).

On November 2, 2016, the Bank announced that its subsidiary, People’s Securities, Inc., completed an all-cash acquisition of Gerstein, Fisher & Associates, Inc., (“Gerstein Fisher”) a $3 billion investment management firm based in New York City. The acquisition brings People’s United Wealth Management’s total assets under administration to nearly $20 billion, of which approximately $8 billion is under discretionary management. Merger-related expenses relating to this transaction, which have been included in professional and outside services in the Consolidated Statements of Income, totaled $1.2 million for both the three and nine months ended September 30, 2016.

Pending Acquisition

On June 27, 2016, People’s United announced the signing of a definitive agreement to acquire Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Under the terms of the definitive agreement, each share of Suffolk common stock will be converted into the right to receive 2.225 shares of People’s United common stock, with a total transaction value, as of September 30, 2016, of approximately $423 million. At September 30, 2016, Suffolk reported total assets of $2.2 billion, total deposits of $1.9 billion and operated 27 branches in the greater Long Island area. The acquisition, which is subject to regulatory approval, was approved by Suffolk shareholders on October 13, 2016. People’s United shareholder approval is not required for the acquisition. Merger-related expenses relating to this transaction, which have been included in professional and outside services in the Consolidated Statements of Income, totaled $1.9 million for both the three and nine months ended September 30, 2016.

Financial Overview

People’s United reported net income of $73.7 million, or $0.24 per diluted share, for the three months ended September 30, 2016, compared to $68.4 million, or $0.23 per diluted share, for the year-ago period. Included in this quarter’s results were merger-related expenses totaling $3.1 million ($2.1 million after-tax), or $0.01 per diluted share. Compared to the year-ago period, third quarter 2016 earnings reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s return on average assets was 0.73% for both the three months ended September 30, 2016 and 2015. Return on average tangible stockholders’ equity was 10.7% for the three months ended September 30, 2016, compared to 10.5% for the year-ago period. Compared to the third quarter of 2015, FTE net interest income increased $13.3 million to $254.2 million and the net interest margin decreased seven basis points to 2.80%. FTE net interest income increased $6.5 million and the net interest margin increased one basis point compared to the second quarter of 2016 (see Net Interest Income).

Net income for the nine months ended September 30, 2016 totaled $205.1 million, or $0.68 per diluted share, compared to $189.3 million, or $0.63 per diluted share, for the year-ago period. People’s United’s return on average assets was 0.69% for both the nine months ended September 30, 2016 and 2015. Return on average tangible stockholders’ equity was 10.1% for the nine months ended September 30, 2016, compared to 9.7% for the year-ago period. FTE net interest income totaled $749.3 million for the nine months ended September 30, 2016, a $37.3 million increase from the year-ago period, and the net interest margin decreased nine basis points to 2.80%.

Average total earning assets increased $2.7 billion compared to the third quarter of 2015, reflecting increases of $1.6 billion in average total loans and $1.0 billion in average securities. Average total funding liabilities increased $2.6 billion compared to the year-ago quarter, reflecting increases of $1.6 billion in average total deposits and $1.0 billion in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $3.7 million and total non-interest expense increased $7.2 million. The efficiency ratio was 59.9% for the third quarter of 2016, compared to 61.7% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the third quarter of 2016 totaled $8.4 million compared to $6.2 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.04% in the third quarter of 2016 compared to 0.06% in the year-ago quarter. The allowance for loan losses on originated loans was $219.0 million at September 30, 2016, a $16.1 million increase from December 31, 2015. The allowance for loan losses on acquired loans was $7.3 million and $8.1 million at September 30, 2016 and December 31, 2015, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $180.1 million at September 30, 2016, a $1.4 million decrease from December 31, 2015. At September 30, 2016, the originated allowance for loan losses as a percentage of originated loans was 0.76% and as a percentage of originated non-performing loans was 142.0%, compared to 0.73% and 127.3%, respectively, at December 31, 2015 (see Asset Quality).

People’s United’s total stockholders’ equity was $4.9 billion at September 30, 2016, compared to $4.7 billion at December 31, 2015. Stockholders’ equity as a percentage of total assets was 11.9% at September 30, 2016, compared to 12.1% at December 31, 2015. Tangible stockholders’ equity as a percentage of tangible assets was 7.2% at September 30, 2016, compared to 7.2% at December 31, 2015 (see Stockholders’ Equity and Dividends). People’s United’s and the Bank’s Total risk-based capital ratios were 11.5% and 12.8%, respectively, at September 30, 2016, compared to 11.7% and 12.6%, respectively, at December 31, 2015 (see Regulatory Capital Requirements).

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

Segment Performance Summary

Three months ended			Total
September 30, 2016	Commercial	Retail	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$143.6	$87.0	$230.6	$21.0	$(6.3)	$245.3
Provision for loan losses	10.0	3.3	13.3	—	(4.9)	8.4
Total non-interest income	42.5	42.8	85.3	6.7	(1.2)	90.8
Total non-interest expense	84.1	128.0	212.1	1.9	7.4	221.4

Income (loss) before income tax expense (benefit)	92.0	(1.5)	90.5	25.8	(10.0)	106.3
Income tax expense (benefit)	28.2	(0.5)	27.7	7.9	(3.0)	32.6

Net income (loss)	$63.8	$(1.0)	$62.8	$17.9	$(7.0)	$73.7

Average total assets	$23,003.3	$9,023.2	$32,026.5	$7,552.0	$725.5	$40,304.0
Average total liabilities	6,852.4	19,194.9	26,047.3	9,069.1	347.1	35,463.5

Nine months ended			Total
September 30, 2016	Commercial	Retail	Reportable			Total
(in millions)	Banking	Banking	Segments	Treasury	Other	Consolidated
Net interest income (loss)	$423.2	$258.8	$682.0	$65.8	$(22.4)	$725.4
Provision for loan losses	29.3	9.7	39.0	—	(10.1)	28.9
Total non-interest income	120.3	124.2	244.5	12.2	1.8	258.5
Total non-interest expense	244.3	380.3	624.6	5.9	21.1	651.6

Income (loss) before income tax expense (benefit)	269.9	(7.0)	262.9	72.1	(31.6)	303.4
Income tax expense (benefit)	87.5	(2.3)	85.2	23.3	(10.2)	98.3

Net income (loss)	$182.4	$(4.7)	$177.7	$48.8	$(21.4)	$205.1

Average total assets	$22,613.4	$8,847.8	$31,461.2	$7,338.3	$703.1	$39,502.6
Average total liabilities	6,575.4	19,256.7	25,832.1	8,525.1	346.4	34,703.6

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net interest income	$143.6	$139.5	$423.2	$410.8
Provision for loan losses	10.0	12.1	29.3	35.4
Total non-interest income	42.5	41.4	120.3	123.6
Total non-interest expense	84.1	79.5	244.3	232.1

Income before income tax expense	92.0	89.3	269.9	266.9
Income tax expense	28.2	29.1	87.5	89.7

Net income	$63.8	$60.2	$182.4	$177.2

Average total assets	$23,003.3	$21,636.0	$22,613.4	$21,313.1
Average total liabilities	6,852.4	5,545.9	6,575.4	5,228.6

Commercial Banking’s net income increased $3.6 million in the third quarter of 2016 compared to the year-ago period. The $4.1 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans, partially offset by increases in interest expense and net FTP funding charges, and continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio and declining interest income on acquired loans. Non-interest income increased $1.1 million compared to the year-ago period, primarily reflecting increases in institutional and corporate trust fees, operating lease income, insurance revenue and customer interest rate swap income, partially offset by a decrease in commercial banking lending fees. The $4.6 million increase in non-interest expense in the third quarter of 2016 compared to the third quarter of 2015 reflects a higher level of direct expenses partially offset by a lower level of allocated expenses. Average total assets increased $1.4 billion and average liabilities increased $1.3 billion compared to the third quarter of 2015, primarily reflecting loan and deposit growth, respectively.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. In addition, Retail Banking consists of brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net interest income	$87.0	$86.1	$258.8	$258.4
Provision for loan losses	3.3	3.8	9.7	11.4
Total non-interest income	42.8	43.6	124.2	127.7
Total non-interest expense	128.0	131.7	380.3	392.3

Loss before income tax benefit	(1.5)	(5.8)	(7.0)	(17.6)
Income tax benefit	(0.5)	(1.9)	(2.3)	(6.1)

Net loss	$(1.0)	$(3.9)	$(4.7)	$(11.5)

Average total assets	$9,023.2	$8,525.0	$8,847.8	$8,426.0
Average total liabilities	19,194.9	19,342.4	19,256.7	19,268.3

Retail Banking’s net loss decreased $2.9 million in the third quarter of 2016 compared to the third quarter of 2015. The $0.9 million increase in net interest income primarily reflects the benefit from an increase in average residential mortgage loans and a decrease in interest expense, partially offset by lower FTP funding credits and continued repricing pressure within the loan portfolio, including the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio and declining interest income on acquired loans. The $0.8 million decrease in non-interest income primarily reflects a decrease in bank service charges, partially offset by increases in investment management fees and net gains on sales of residential mortgage loans. The $3.7 million decrease in non-interest expense reflects a lower level of allocated expenses. Compared to the third quarter of 2015, average total assets increased $498 million, primarily reflecting loan growth, and average total liabilities decreased $148 million, primarily reflecting a decrease in deposits.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net interest income	$21.0	$16.6	$65.8	$45.7
Total non-interest income	6.7	2.3	12.2	7.9
Total non-interest expense	1.9	0.1	5.9	5.9

Income before income tax expense	25.8	18.8	72.1	47.7
Income tax expense	7.9	6.2	23.3	16.2

Net income	$17.9	$12.6	$48.8	$31.5

Average total assets	$7,552.0	$6,463.8	$7,338.3	$6,193.6
Average total liabilities	9,069.1	7,416.8	8,525.1	7,081.4

Treasury’s net income increased $5.3 million in the third quarter of 2016 compared to the third quarter of 2015. The $4.4 million increase in net interest income primarily reflects an increase in securities income and lower FTP funding costs, partially offset by an increase in interest expense. The $4.4 million increase in non-interest income primarily reflects income related to a distribution from an acquired equity investment. Non-interest expense increased $1.8 million compared to the year-ago period, primarily reflecting an increase in allocated expenses. Average total assets increased $1.1 billion compared to the third quarter of 2015, primarily reflecting an increase in average securities. The $1.7 billion increase in average total liabilities compared to the third quarter of 2015 primarily reflects increases in average deposits and average borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Non-interest income for the nine months ended September 30, 2016 includes a $1.2 million gain on the sale of an interest in a real estate investment. Non-interest expense for both the three and nine months ended September 30, 2016 includes $3.1 million of merger-related expenses and, for the three and nine months ended September 30, 2015, includes severance-related costs and charges related to writedowns of certain banking house assets of $0.1 million and $9.1 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net interest loss	$(6.3)	$(7.4)	$(22.4)	$(21.6)
Provision for loan losses	(4.9)	(9.7)	(10.1)	(23.1)
Total non-interest income	(1.2)	(0.2)	1.8	(0.1)
Total non-interest expense	7.4	2.9	21.1	13.3

Loss before income tax benefit	(10.0)	(0.8)	(31.6)	(11.9)
Income tax benefit	(3.0)	(0.3)	(10.2)	(4.0)

Net loss	$(7.0)	$(0.5)	$(21.4)	$(7.9)

Average total assets	$725.5	$659.5	$703.1	$647.7
Average total liabilities	347.1	278.7	346.4	317.9

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

In December 2015, the Board of Governors of the Federal Reserve System (the “FRB”) raised the targeted range for the federal funds rate by 25 basis points to 0.25% to 0.50%. Until then, the FRB had not changed the targeted range of 0% to 0.25% since December 2008. For the third quarter of 2016, the average effective federal funds rate was 0.40%. On February 18, 2016, the FRB issued an interim final rule, which serves to implement a reduction in the dividend rate paid on Federal Reserve Bank capital stock from an annual fixed-rate of 6% to the lesser of 6% or a rate based on 10-year Treasury notes, for those banks with total assets greater than $10 billion, including the Bank. The Company estimates that dividend income from the Federal Reserve Bank of New York (the “FRB-NY”) capital stock may be reduced by approximately $5 million on an annual basis.

The net interest margin was 2.80% in the third quarter of 2016, compared to 2.79% in the second quarter of 2016 and 2.87% in the third quarter of 2015. The improvement in the net interest margin from the second quarter of 2016 reflects improved loan yields and mix, and one additional calendar day in the third quarter, partially offset by a decline in the yield on the securities portfolio and an increase in average total borrowings. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

Third Quarter 2016 Compared to Third Quarter 2015

FTE net interest income increased $13.1 million compared to the third quarter of 2015, reflecting a $17.2 million increase in total interest and dividend income, partially offset by a $4.1 million increase in total interest expense, and the net interest margin decreased seven basis points to 2.80%. The decline in the net interest margin primarily reflects increases in average investment, deposit and borrowing balances (which reduced the net interest margin by a total of nine basis points), partially offset by new loan volume at rates higher than the existing portfolio (which benefited the net interest margin by two basis points).

Average total earning assets were $36.3 billion in the third quarter of 2016, a $2.7 billion increase from the third quarter of 2015, primarily reflecting increases of $1.6 billion in average total loans and $1.0 billion in average securities. Average total loans, average securities and average short-term investments comprised 80%, 19% and 1%, respectively, of average total earning assets in the third quarter of 2016, compared to 82%, 17% and 1%, respectively, in the year-ago quarter. In the current quarter, the yield earned on the total loan portfolio was 3.49% and the yield earned on securities and short-term investments was 2.18%, compared to 3.51% and 2.28%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 51% of the loan portfolio had floating interest rates at September 30, 2016, compared to 49% at December 31, 2015.

The average total commercial and residential mortgage loan portfolios increased $1.0 billion and $642 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans decreased $32 million compared to the year-ago quarter, primarily reflecting a $30 million decrease in average home equity loans.

Average total funding liabilities were $34.8 billion in the third quarter of 2016, a $2.6 billion increase from the year-ago period, reflecting increases of $1.6 billion in average total deposits and $1.0 million in average total borrowings. The increase in average total deposits reflects organic growth, partially offset by a $60 million decrease in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, and average non-interest-bearing deposits increased $1.6 billion and $472 million, respectively, and average time deposits decreased $370 million. Average total deposits comprised 85% and 87% of average total funding liabilities in the third quarter of 2016 and the year-ago period, respectively. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The one basis point increase to 0.45% in the rate paid on average total funding liabilities primarily reflects an increase in the cost of total borrowings, reflecting the increase in the federal funds rate in December 2015 discussed above. The rate paid on average total deposits decreased two basis points from the third quarter of 2015, primarily reflecting a decrease of three basis points in time deposits, partially offset by an increase of two basis points in savings, interest-bearing checking and money market deposits. Average savings, interest-bearing checking and money market deposits, and average time deposits comprised 62% and 16%, respectively, of average total deposits in the third quarter of 2016, compared to 60% and 19%, respectively, in the comparable 2015 period.

Third Quarter 2016 Compared to Second Quarter 2016

FTE net interest income increased $6.5 million compared to the second quarter of 2016, reflecting a $7.2 million increase in total interest and dividend income, partially offset by a $0.7 million increase in total interest expense, and the net interest margin increased one basis point to 2.80%. The improvement in the net interest margin reflects an improvement in loan yields and mix, and one additional calendar day in the third quarter (which each benefitted the net interest margin by two basis points), partially offset by a lower yield on the securities portfolio and higher average borrowing balances (which collectively reduced the net interest margin by three basis points).

Average total earning assets increased $786 million, primarily reflecting increases of $549 million in average total loans and $174 million in average securities. The average total commercial and residential mortgage loan portfolios increased $311 million and $255 million, respectively, compared to the second quarter of 2016.

Average total funding liabilities increased $766 million, reflecting increases of $358 million in average total deposits and $400 million in average total borrowings. The increase in average total deposits reflects organic growth. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, and the nine months ended September 30, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2016			June 30, 2016			September 30, 2015
Three months ended	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Short-term investments	$361.0	$0.4	0.47%	$297.8	$0.3	0.42%	$245.3	$0.1	0.19%
Securities (2)	6,872.5	38.9	2.26	6,698.7	39.2	2.34	5,879.9	34.8	2.37
Loans:
Commercial real estate	9,978.8	85.7	3.44	9,997.0	85.3	3.41	9,688.4	85.7	3.54
Commercial and industrial	8,053.2	71.1	3.53	7,727.8	66.0	3.42	7,518.0	62.1	3.30
Equipment financing	2,984.7	32.8	4.39	2,981.4	33.0	4.43	2,809.7	33.1	4.72
Residential mortgage	5,935.3	46.1	3.11	5,679.9	44.0	3.10	5,293.2	42.3	3.20
Consumer	2,155.4	18.4	3.41	2,172.5	18.4	3.38	2,186.9	18.1	3.30

Total loans	29,107.4	254.1	3.49	28,558.6	246.7	3.46	27,496.2	241.3	3.51

Total earning assets	36,340.9	$293.4	3.23%	35,555.1	$286.2	3.22%	33,621.4	$276.2	3.29%

Other assets	3,963.1			3,866.9			3,662.9

Total assets	$40,304.0			$39,422.0			$37,284.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$6,325.3	$—	—%	$6,098.3	$—	—%	$5,853.7	$—	—%
Savings, interest-bearing checking and money market	18,356.6	13.3	0.29	18,151.0	12.9	0.28	16,634.9	11.1	0.27
Time	4,755.1	11.9	1.00	4,830.1	12.5	1.04	5,321.6	13.7	1.03

Total deposits	29,437.0	25.2	0.34	29,079.4	25.4	0.35	27,810.2	24.8	0.36

Borrowings:
Federal Home Loan Bank advances	3,306.7	5.1	0.62	3,157.8	4.7	0.59	2,444.2	2.5	0.41
Federal funds purchased	674.1	0.9	0.51	421.5	0.5	0.48	378.4	0.2	0.19
Customer repurchase agreements	314.8	0.1	0.19	315.9	0.1	0.19	481.1	0.2	0.19
Other borrowings	—	—	—	—	—	—	0.5	—	1.75

Total borrowings	4,295.6	6.1	0.57	3,895.2	5.3	0.55	3,304.2	2.9	0.35

Notes and debentures	1,056.4	7.9	2.97	1,048.8	7.8	2.98	1,028.2	7.4	2.90

Total funding liabilities	34,789.0	$39.2	0.45%	34,023.4	$38.5	0.45%	32,142.6	$35.1	0.44%

Other liabilities	674.5			603.3			441.2

Total liabilities	35,463.5			34,626.7			32,583.8
Stockholders’ equity	4,840.5			4,795.3			4,700.5

Total liabilities and stockholders’ equity	$40,304.0			$39,422.0			$37,284.3

Net interest income/spread (3)		$254.2	2.78%		$247.7	2.77%		$241.1	2.85%

Net interest margin			2.80%			2.79%			2.87%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The fully taxable equivalent adjustment was $8.9 million, $7.7 million and $6.3 million for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2016			September 30, 2015
Nine months ended	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Short-term investments	$335.7	$1.1	0.46%	$248.1	$0.3	0.20%
Securities (2)	6,690.4	116.7	2.33	5,596.1	98.0	2.33
Loans:
Commercial real estate	9,991.1	257.8	3.44	9,553.9	257.4	3.59
Commercial and industrial	7,754.1	200.6	3.45	7,334.7	183.6	3.34
Equipment financing	2,972.7	99.1	4.44	2,817.3	96.5	4.57
Residential mortgage	5,719.3	134.2	3.13	5,148.9	123.4	3.20
Consumer	2,173.1	55.4	3.40	2,190.6	54.2	3.29

Total loans	28,610.3	747.1	3.48	27,045.4	715.1	3.53

Total earning assets	35,636.4	$864.9	3.24%	32,889.6	$813.4	3.30%

Other assets	3,866.2			3,690.8

Total assets	$39,502.6			$36,580.4

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$6,139.3	$—	—%	$5,718.5	$—	—%
Savings, interest-bearing checking and money market	18,138.6	38.9	0.29	16,164.3	32.0	0.26
Time	4,802.7	36.9	1.02	5,330.3	38.9	0.97

Total deposits	29,080.6	75.8	0.35	27,213.1	70.9	0.35

Borrowings:
Federal Home Loan Bank advances	3,115.5	14.1	0.61	2,290.7	7.0	0.41
Federal funds purchased	497.2	1.8	0.48	415.2	0.5	0.18
Customer repurchase agreements	340.0	0.5	0.19	473.3	0.7	0.19
Other borrowings	—	—	—	0.8	—	1.75

Total borrowings	3,952.7	16.4	0.55	3,180.0	8.2	0.34

Notes and debentures	1,049.7	23.4	2.97	1,032.0	22.3	2.88

Total funding liabilities	34,083.0	$115.6	0.45%	31,425.1	$101.4	0.43%

Other liabilities	620.6			471.1

Total liabilities	34,703.6			31,896.2
Stockholders’ equity	4,799.0			4,684.2

Total liabilities and stockholders’ equity	$39,502.6			$36,580.4

Net interest income/spread (3)		$749.3	2.79%		$712.0	2.87%

Net interest margin			2.80%			2.89%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The fully taxable equivalent adjustment was $23.9 million and $18.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30, 2016 Compared To
	September 30, 2015			June 30, 2016
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$0.2	$0.3	$0.1	$—	$0.1
Securities	5.7	(1.6)	4.1	1.0	(1.3)	(0.3)
Loans:
Commercial real estate	2.5	(2.5)	—	(0.2)	0.6	0.4
Commercial and industrial	4.6	4.4	9.0	2.8	2.3	5.1
Equipment financing	2.0	(2.3)	(0.3)	—	(0.2)	(0.2)
Residential mortgage	5.0	(1.2)	3.8	2.0	0.1	2.1
Consumer	(0.3)	0.6	0.3	(0.1)	0.1	—

Total loans	13.8	(1.0)	12.8	4.5	2.9	7.4

Total change in interest and dividend income	19.6	(2.4)	17.2	5.6	1.6	7.2

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.2	1.0	2.2	0.1	0.3	0.4
Time	(1.4)	(0.4)	(1.8)	(0.2)	(0.4)	(0.6)

Total deposits	(0.2)	0.6	0.4	(0.1)	(0.1)	(0.2)

Borrowings:
Federal Home Loan Bank advances	1.1	1.5	2.6	0.2	0.2	0.4
Federal funds purchased	0.2	0.5	0.7	0.3	0.1	0.4
Customer repurchase agreements	(0.1)	—	(0.1)	—	—	—
Other borrowings	—	—	—	—	—	—

Total borrowings	1.2	2.0	3.2	0.5	0.3	0.8

Notes and debentures	0.2	0.3	0.5	0.1	—	0.1

Total change in interest expense	1.2	2.9	4.1	0.5	0.2	0.7

Change in net interest income	$18.4	$(5.3)	$13.1	$5.1	$1.4	$6.5

Volume and Rate Analysis

	Nine Months Ended September 30, 2016
	Compared To September 30, 2015
	Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.2	$0.6	$0.8
Securities	19.1	(0.4)	18.7
Loans:
Commercial real estate	11.5	(11.1)	0.4
Commercial and industrial	10.7	6.3	17.0
Equipment financing	5.2	(2.6)	2.6
Residential mortgage	13.4	(2.6)	10.8
Consumer	(0.4)	1.6	1.2

Total loans	40.4	(8.4)	32.0

Total change in interest and dividend income	59.7	(8.2)	51.5

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	4.1	2.8	6.9
Time	(4.0)	2.0	(2.0)

Total deposits	0.1	4.8	4.9

Borrowings:
Federal Home Loan Bank advances	3.0	4.1	7.1
Federal funds purchased	0.1	1.2	1.3
Customer repurchase agreements	(0.2)	—	(0.2)
Other borrowings	—	—	—

Total borrowings	2.9	5.3	8.2

Notes and debentures	0.4	0.7	1.1

Total change in interest expense	3.4	10.8	14.2

Change in net interest income	$56.3	$(19.0)	$37.3

Non-Interest Income

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2016	2016	2015	2016	2015
Bank service charges	$25.3	$24.7	$26.1	$73.8	$75.6
Investment management fees	11.6	11.4	10.8	34.1	32.9
Operating lease income	11.2	10.1	10.5	31.7	31.8
Insurance revenue	9.8	7.0	9.1	26.1	23.2
Commercial banking lending fees	7.1	9.2	10.3	24.4	33.4
Cash management fees	6.5	6.3	6.4	18.8	18.4
Brokerage commissions	3.2	3.2	3.1	9.4	9.5
Net gains on sales of residential mortgage loans	1.9	0.9	1.5	3.7	4.2
Other non-interest income:
Customer interest rate swap income, net	3.7	3.6	3.4	10.6	10.9
BOLI	1.2	2.0	1.1	4.2	3.6
Net gains on sales of acquired loans	—	—	—	—	1.7
Other	9.3	7.0	4.8	21.7	13.8

Total other non-interest income	14.2	12.6	9.3	36.5	30.1

Total non-interest income	$90.8	$85.4	$87.1	$258.5	$259.1

Total non-interest income in the third quarter of 2016 increased $3.7 million compared to the third quarter of 2015 and $5.4 million compared to the second quarter of 2016. The increase in non-interest income compared to the third quarter of 2015 primarily reflects increases in investment management fees, operating lease income, insurance revenue and income related to a distribution from an acquired equity investment (included in other), partially offset by a decrease in commercial banking lending fees. The increase compared to the second quarter of 2016 primarily reflects increases in insurance revenue, operating lease income, net gains on sales of residential mortgage loans and the distribution from an acquired equity investment (included in other), partially offset by a decrease in commercial banking lending fees.

Bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) as well as lower overdraft fees. The increase in insurance revenue from the second quarter of 2016 primarily reflects the seasonal nature of insurance renewals and the benefit from the recent acquisitions of Eagle Insurance Group, LLC and Kesten-Brown Insurance, LLC.

At September 30, 2016, assets under administration, which are not reported as assets of People’s United Financial, totaled $18.2 billion, of which $5.7 billion are under discretionary management, compared to $16.5 billion and $5.6 billion, respectively, at June 30, 2016.

The decrease in commercial banking lending fees compared to the second quarter of 2016 primarily reflects lower commercial real estate prepayment fees resulting from a reduced level of commercial real estate lending activity. The increase in net gains on sales of residential mortgage loans compared to the second quarter of 2016 primarily reflects a 69% increase in the volume of residential mortgage loan sales.

On an FTE basis, BOLI income totaled $1.8 million in the third quarter of 2016, compared to $3.0 million in the second quarter of 2016 and $1.7 million in the year-ago quarter. BOLI income in the second quarter of 2016 includes death benefits received totaling $0.9 million.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2016	2016	2015	2016	2015
Compensation and benefits	$116.1	$111.4	$113.4	$341.6	$337.5
Occupancy and equipment	37.7	37.4	37.0	112.6	112.5
Professional and outside services	17.7	16.4	17.0	51.5	50.1
Operating lease expense	9.7	9.1	9.2	28.0	27.7
Regulatory assessments	9.9	9.2	9.5	27.1	28.0
Amortization of other acquisition-related intangibles	5.8	5.8	5.9	17.4	17.8
Other non-interest expense:
Stationery, printing, postage and telephone	4.6	4.9	4.7	14.0	14.1
Advertising and promotion	3.0	2.8	3.2	8.1	9.0
Other	16.9	15.9	14.3	51.3	46.9

Total other non-interest expense	24.5	23.6	22.2	73.4	70.0

Total non-interest expense	$221.4	$212.9	$214.2	$651.6	$643.6

Efficiency ratio	59.9%	60.4%	61.7%	61.0%	61.7%

Total non-interest expense in the third quarter of 2016 increased $7.2 million compared to the year-ago period and $8.5 million compared to the second quarter of 2016. Included in total non-interest expense in the third quarter of 2016 are merger-related expenses of $3.1 million (included in professional and outside services).

As compared to the both the third quarter of 2015 and second quarter of 2016, the improvement in the efficiency ratio reflects increases in both adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $2.7 million compared to the year-ago quarter and $4.7 million compared to the second quarter of 2016. The year-over-year increase primarily reflects normal merit increases, partially offset by lower benefit-related costs. The increase from the second quarter of 2016 primarily reflects an additional work day and higher health care-related costs driven in part by one additional payroll in the third quarter of 2016. Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for its pension and other postretirement plans. For the nine months ended September 30, 2016, pension-related expense declined by approximately $2.2 million as a result of this change in accounting estimate (see Note 7 to the Consolidated Financial Statements).

The decrease in professional and outside service fees compared to the second quarter of 2016 (excluding merger-related expenses) is primarily related to the timing of certain projects during the third quarter.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments compared to the second quarter of 2016 primarily reflects an increase in the Bank’s average total assets as well as a change in deposit insurance assessments discussed below.

In March 2016, the FDIC issued a final rule that will serve to implement a DFA provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the Deposit Insurance Fund (the “DIF”) to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. The rule became effective on July 1, 2016. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge to bring the DIF’s reserve ratio to 1.35% by the end of 2018. For the surcharge only, the assessment base would be reduced by $10 billion. The Company anticipates the impact of the surcharge may increase regulatory assessment expense by $2.5 million to $3.0 million on an annual basis.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2016 and each of the next five years is as follows: $23.3 million in 2016; $22.2 million in 2017; $10.8 million in 2018; $10.1 million in 2019; $9.7 million in 2020; and $9.4 million in 2021.

Included in other non-interest expense for the nine months ended September 30, 2015 are charges associated with the writedowns of certain banking house assets totaling $8.0 million.

Income Taxes

In the third quarter of 2016, People’s United’s revised its estimate of the full-year effective income tax rate, resulting in an effective income tax rate of 30.6% for the third quarter of 2016. People’s United’s effective income tax rate was 32.4% for the nine months ended September 30, 2016, approximating the expected effective income tax rate for the full-year 2016. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2016 were $40.7 billion, a $1.7 billion increase from December 31, 2015, reflecting increases of $957 million in total loans, $597 million in total securities and $219 million in other assets. The increase in total loans from December 31, 2015 to September 30, 2016 reflects increases of $440 million in commercial loans and $571 million in residential mortgage loans, partially offset by a $54 million decrease in consumer loans. Originated loans increased $1.1 billion from December 31, 2015 to $28.7 billion (commercial loans increased $554 million and retail loans increased $555 million) and acquired loans decreased $151 million. At September 30, 2016, the carrying amount of the acquired loan portfolio totaled $645 million. The increase in total securities primarily reflects purchases of U.S. Treasury securities and municipal bonds, and an increase in the net unrealized gain on securities available for sale since December 31, 2015, partially offset by paydowns on CMOs. The increase in other assets primarily reflects a $172 million increase in the fair value of interest rate swaps (see Market Risk Management).

Non-performing assets (excluding acquired non-performing loans) totaled $180.1 million at September 30, 2016, a $1.4 million decrease from December 31, 2015, primarily reflecting decreases in non-performing residential mortgage loans of $9.0 million, non-performing commercial real estate loans of $6.8 million, non-performing commercial and industrial loans of $4.9 million, non-performing home equity loans of $3.0 million and repossessed assets of $2.6 million, partially offset by increases in non-performing equipment financing loans of $18.5 million and real estate owned (“REO”) of $6.5 million. The allowance for loan losses totaled $226.3 million ($219.0 million on originated loans and $7.3 million on acquired loans) at September 30, 2016, compared to $211.0 million ($202.9 million on originated loans and $8.1 million on acquired loans) at December 31, 2015. At September 30, 2016, the originated allowance for loan losses as a percentage of originated loans was 0.76% and as a percentage of originated non-performing loans was 142.0%, compared to 0.73% and 127.3%, respectively, at December 31, 2015.

At September 30, 2016, total liabilities were $35.8 billion, a $1.6 billion increase from December 31, 2015, primarily reflecting increases of $1.2 billion in total deposits (total interest-bearing deposits increased $895 million), $129 million in total borrowings and $227 million in other liabilities. The increase in total borrowings reflects additional funding used to support loan growth and securities purchases. The increase in other liabilities primarily reflects a $145 million increase in the fair value of interest rate swaps (see Market Risk Management).

People’s United’s total stockholders’ equity was $4.9 billion at September 30, 2016, a $130.7 million increase from December 31, 2015. This increase primarily reflects net income of $205.1 million for the nine months ended September 30, 2016 and a $56.8 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2015, partially offset by dividends paid of $154.1 million in the nine months ended September 30, 2016. As a percentage of total assets, stockholders’ equity was 11.9% and 12.1% at September 30, 2016 and December 31, 2015, respectively. Tangible stockholders’ equity equaled 7.2% of tangible assets at both September 30, 2016 and December 31, 2015.

People’s United’s Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 7.7%, 9.7%, 9.7% and 11.5%, respectively, at September 30, 2016, compared to 8.0%, 9.8%, 9.8% and 11.7%, respectively, at December 31, 2015. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.6%, 10.8%, 10.8% and 12.8%, respectively, at September 30, 2016, compared to 8.4%, 10.2%, 10.2% and 12.6%, respectively, at December 31, 2015 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	September 30,	December 31,
(in millions)	2016	2015
Property Type:
Residential (multi-family)	$3,694.7	$3,807.2
Retail	2,514.5	2,450.5
Office buildings	2,122.5	2,137.3
Industrial/manufacturing	603.2	578.4
Hospitality/entertainment	497.5	490.2
Mixed/special use	224.0	259.2
Self storage	152.6	136.7
Health care	97.2	63.9
Land	59.8	56.7
Other	35.7	48.7

Total commercial real estate	$10,001.7	$10,028.8

Commercial and Industrial

	September 30,	December 31,
(in millions)	2016	2015
Industry:
Finance and insurance	$1,614.5	$1,374.9
Service	1,363.0	1,390.1
Manufacturing	1,086.5	1,004.2
Wholesale distribution	1,031.0	880.6
Health services	891.7	849.4
Real estate, rental and leasing	822.2	797.7
Retail sales	645.0	633.0
Transportation/utility	250.2	225.6
Construction	176.6	182.0
Arts/entertainment/recreation	129.1	146.1
Information/media	87.4	125.2
Public administration	61.1	61.8
Mining, oil and gas	4.0	31.7
Other	38.9	46.4

Total commercial and industrial	$8,201.2	$7,748.7

Equipment Financing

	September 30,	December 31,
(in millions)	2016	2015
Industry:
Transportation/utility	$1,096.2	$1,076.2
Construction	402.6	407.3
Finance, insurance and real estate	412.5	370.8
Printing	188.5	182.0
Waste	188.2	204.0
Wholesale distribution	145.2	162.6
Manufacturing	142.9	155.1
Packaging	130.0	137.5
Service	76.8	72.1
Health services	55.8	56.2
Mining, oil and gas	54.3	66.5
Other	94.6	83.0

Total equipment financing	$2,987.6	$2,973.3

Residential Mortgage

	September 30,	December 31,
(in millions)	2016	2015
Adjustable-rate	$5,388.3	$4,851.2
Fixed-rate	639.7	605.8

Total residential mortgage	$6,028.0	$5,457.0

Consumer

	September 30,	December 31,
(in millions)	2016	2015
Home equity lines of credit	$1,909.9	$1,964.8
Home equity loans	189.9	188.9
Other	49.5	49.4

Total consumer	$2,149.3	$2,203.1

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

The Office of the Comptroller of the Currency guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2016 are $23.8 million of such loans. Of this amount, $16.4 million, or 69%, were less than 90 days past due on their payments as of that date.

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

During the nine months ended September 30, 2016, we performed 76 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $129.0 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

Portfolio Risk Elements—Residential Mortgage Lending

People’s United does not actively engage in subprime mortgage lending that has, historically, been the riskiest sector of the residential housing market. People’s United has virtually no exposure to subprime loans, or to similarly high-risk Alt-A loans and structured investment vehicles. While no standard definition of “subprime” exists within the industry, the Company has generally defined subprime as borrowers with credit scores of 660 or less, either at or subsequent to origination.

At September 30, 2016, the loan portfolio included $1.2 billion of interest-only residential mortgage loans, none of which are stated income loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2016, non-performing residential mortgage loans totaling $0.4 million had current LTV ratios of more than 100%. At September 30, 2016, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63.1% and 756, respectively.

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

During the nine months ended September 30, 2016, the Company repurchased two residential mortgage loans from government sponsored enterprises (“GSEs”) and other parties that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the repurchase totaled $0.6 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued five investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of September 30, 2016.

The aforementioned foreclosure issues and the potential for additional legal and regulatory action could impact future foreclosure activities, including lengthening the time required for residential mortgage lenders, including the Bank, to initiate and complete the foreclosure process. In recent years, foreclosure timelines have increased as a result of, among other reasons: (i) delays associated with the significant increase in the number of foreclosure cases as a result of current economic conditions; (ii) additional consumer protection initiatives related to the foreclosure process; and (iii) voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize losses.

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

The following table sets forth, as of September 30, 2016, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2016	$33.7
2017	244.6
2018	281.2
2019	125.6
2020	211.3
2021	350.8
Later years	2,394.6

Total	$3,641.8

Approximately 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of September 30, 2016 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,694.7	$8.5	0.56%
Amortizing payment	215.2	12.4	5.49

For the three months ended September 30, 2016, 38% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2016, full and complete first lien position data was not readily available for 33% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2016, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $3.5 million.

As of September 30, 2016, full and complete first lien position data was readily available for 67%, or $1.4 billion, of the home equity portfolio. Of that total, 39%, or $540.4 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $189.2 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2016, there were 41 loans totaling $4.2 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 37 of the loans (totaling $3.7 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 37 loans was less than $0.1 million as of September 30, 2016. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of September 30, 2016.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2016, 93% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of September 30, 2016, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 759, respectively.

Portfolio Risk Elements—Commercial Real Estate Lending

In general, construction loans originated by People’s United are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets that represent an estimate of total costs to complete the proposed project, including both hard (direct) costs (building materials, labor, etc.) and soft (indirect) costs (legal and architectural fees, etc.). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on: (i) a percentage of the committed loan amount; (ii) the loan term; and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity.

Construction loans are funded, at the request of the borrower, not more than once per month, based on the extent of work completed, and are monitored, throughout the life of the project, by an independent professional construction engineer and the Company’s commercial real estate lending department. Interest is advanced to the borrower upon request, based on the progress of the project toward completion. The amount of interest advanced is added to the total outstanding principal under the loan commitment. Should the project not progress as scheduled, the adequacy of the interest reserve necessary to carry the project through to completion is subject to close monitoring by management. Should the interest reserve be deemed to be inadequate, the borrower is required to fund the deficiency. Similarly, once a loan is fully funded, the borrower is required to fund all interest payments.

People’s United’s construction loan portfolio totaled $541.3 million (2% of total loans) at September 30, 2016. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $837.5 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2016, construction loans totaling $350.2 million had remaining available interest reserves of $31.1 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $8.8 million of restructured construction loans at September 30, 2016.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2016.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2016.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2016. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the nine months ended September 30, 2016.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2016	2016	2015	2016	2015
Allowance for loan losses on originated loans:
Balance at beginning of period	$213.0	$207.6	$195.1	$202.9	$188.1
Charge-offs	(3.8)	(6.1)	(6.1)	(17.3)	(20.2)
Recoveries	1.4	1.0	2.0	4.1	5.7

Net loan charge-offs	(2.4)	(5.1)	(4.1)	(13.2)	(14.5)
Provision for loan losses	8.4	10.5	7.1	29.3	24.5

Balance at end of period	$219.0	$213.0	$198.1	$219.0	$198.1

Allowance for loan losses on acquired loans:
Balance at beginning of period	$7.4	$7.9	$10.3	$8.1	$10.2
Charge-offs	(0.1)	—	—	(0.4)	—
Provision for loan losses	—	(0.5)	(0.9)	(0.4)	(0.8)

Balance at end of period	$7.3	$7.4	$9.4	$7.3	$9.4

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.94%	0.92%	0.91%	0.94%	0.91%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.30	0.30	0.28	0.30	0.28
Total originated allowance for loan losses as a percentage of:
Originated loans	0.76	0.75	0.74	0.76	0.74
Originated non-performing loans	142.0	135.3	108.1	142.0	108.1

The provision for loan losses on originated loans totaled $8.4 million for the three months ended September 30, 2016, reflecting $2.4 million in net loan charge-offs (including $0.7 million against previously-established specific reserves) and a $6.7 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $7.1 million in the year-ago period, reflecting $4.1 million in net loan charge-offs (including $2.0 million against previously-established specific reserves) and a $5.0 million increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The provision for loan losses on acquired loans for the three months ended September 30, 2015 reflects an allowance reversal.

Management believes that the level of the allowance for loan losses at September 30, 2016 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2016	2016	2015	2016	2015
Commercial:
Commercial real estate	$0.2	$(0.1)	$1.0	$0.8	$4.9
Commercial and industrial	0.4	1.1	1.4	3.7	2.9
Equipment financing	1.3	2.1	0.5	5.0	2.6

Total	1.9	3.1	2.9	9.5	10.4

Retail:
Residential mortgage	0.4	0.7	0.6	1.1	1.3
Home equity	0.1	1.2	0.4	2.7	2.2
Other consumer	0.1	0.1	0.2	0.3	0.6

Total	0.6	2.0	1.2	4.1	4.1

Total net loan charge-offs	$2.5	$5.1	$4.1	$13.6	$14.5

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)
	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2016	2016	2015	2016	2015
Commercial:
Commercial real estate	0.01%	—%	0.07%	0.01%	0.09%
Commercial and industrial	0.02	0.06	0.02	0.06	0.04
Equipment financing	0.17	0.28	0.04	0.22	0.12

Retail:
Residential mortgage	0.03	0.05	0.03	0.03	0.03
Home equity	0.02	0.23	0.11	0.17	0.13
Other consumer	0.87	0.45	1.25	0.73	1.24
Total portfolio	0.04%	0.07%	0.06%	0.06%	0.07%

Net loan charge-offs as a percentage of average total loans (annualized) were 0.04% for the three months ended September 30, 2016. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2016 or December 31, 2015.

Non-Performing Assets

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
(dollars in millions)	2016	2016	2016	2015	2015
Originated non-performing loans:
Commercial:
Commercial real estate	$23.4	$35.4	$35.9	$30.2	$31.8
Commercial and industrial	40.0	34.7	41.5	44.9	62.9
Equipment financing	46.0	40.0	41.1	27.5	29.4

Total	109.4	110.1	118.5	102.6	124.1

Retail:
Residential mortgage	28.2	29.9	31.1	37.2	38.2
Home equity	16.5	17.4	18.9	19.5	21.0
Other consumer	—	—	—	0.1	—

Total	44.7	47.3	50.0	56.8	59.2

Total originated non-performing loans (1)	154.1	157.4	168.5	159.4	183.3

REO:
Commercial	11.2	3.3	5.4	5.5	8.2
Residential	7.9	9.7	8.2	7.1	10.8

Total REO	19.1	13.0	13.6	12.6	19.0

Repossessed assets	6.9	11.6	7.3	9.5	7.3

Total non-performing assets	$180.1	$182.0	$189.4	$181.5	$209.6

Originated non-performing loans as a percentage of originated loans	0.54%	0.56%	0.61%	0.58%	0.68%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.63	0.64	0.68	0.66	0.78
Tangible stockholders’ equity and originated allowance for loan losses	5.98	6.14	6.49	6.38	7.37

(1)	Reported net of government guarantees totaling: $13.0 million at September 30, 2016; $15.8 million at June 30, 2016; $16.9 million at December 31, 2015; and $17.3 million at September 30, 2015. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2016, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $22.4 million and $2.2 million, respectively, at September 30, 2016; $23.3 million and $2.2 million, respectively, at June 30, 2016; $25.1 million and $2.3 million, respectively, at March 31, 2016; $27.7 million and $2.3 million, respectively, at December 31, 2015; and $36.6 million and $1.8 million, respectively, at September 30, 2015. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $1.4 million from December 31, 2015 and equaled 0.63% of originated loans, REO and repossessed assets at September 30, 2016. The decrease in total non-performing assets from December 31, 2015 reflects decreases in non-performing residential mortgage loans of $9.0 million, non-performing commercial real estate loans of $6.8 million, non-performing commercial and industrial loans of $4.9 million, non-performing home equity loans of $3.0 million and repossessed assets of $2.6 million, partially offset by increases in non-performing equipment financing loans of $18.5 million and REO of $6.5 million.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $603.7 million in originated potential problem loans at September 30, 2016. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2016, originated potential problem loans consisted of equipment financing loans ($289.7 million), commercial and industrial loans ($230.0 million), and commercial real estate loans ($84.0 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At September 30, 2016, People’s United (parent company) liquid assets included $151 million in debt securities available for sale and $122 million in cash while the Bank’s liquid assets included $4.8 billion in debt securities available for sale and $720 million in cash and cash equivalents. Securities available for sale with a fair value of $1.90 billion at September 30, 2016 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $29.7 billion at September 30, 2016 and represented 74% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.4 billion and $1.1 billion, respectively, at September 30, 2016, representing 11% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the FRB-NY, and repurchase agreements. At September 30, 2016, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.1 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $0.9 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At September 30, 2016, the Bank had outstanding commitments to originate loans totaling $1.5 billion and approved, but unused, lines of credit extended to customers totaling $6.0 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligation.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $4.86 billion at September 30, 2016, a $130.7 million increase from December 31, 2015. This increase primarily reflects net income of $205.1 million for the nine months ended September 30, 2016, a $56.8 million decrease in AOCL since December 31, 2015 and net stock option and restricted stock-related transactions totaling $18.9 million for the nine months ended September 30, 2016, partially offset by dividends paid of $154.1 million in the nine months ended September 30, 2016. The decrease in AOCL, net of tax, primarily reflects a $52.3 million decrease in the net unrealized loss on securities available for sale. Stockholders’ equity equaled 11.9% of total assets at September 30, 2016, compared to 12.1% at December 31, 2015. Tangible stockholders’ equity equaled 7.2 % of tangible assets at both September 30, 2016 and December 31, 2015.

In October 2016, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.17 per share. The dividend is payable on November 15, 2016 to shareholders of record on November 1, 2016. In August 2016, the Bank paid a cash dividend of $69 million to People’s United (parent company).

Regulatory Capital Requirements

Effective on January 1, 2015, both People’s United and the Bank became subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. When fully phased-in on January 1, 2019, the Basel III capital rules will require U.S. financial institutions to maintain: (i) a minimum ratio of CET 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total risk-based capital ratio of 10.5% upon full implementation); and
(iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2016, the capital conservation buffer is 0.625%.

On October 31, 2016, People’s United issued 10 million shares of fixed-to-floating rate non-cumulative perpetual preferred stock (see Recent Developments). The preferred stock is expected to qualify as a Tier 1 capital instrument and, as a result, it is anticipated that applicable capital ratios should increase by approximately 60 to 80 basis points. A portion of the proceeds from the preferred stock offering were contributed to the Bank in the form of a equity contribution.

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The improvement in the Bank’s capital ratios since December 31, 2015 reflects an equity contribution from People’s United (parent company) during the three months ended March 31, 2016. The minimum capital required amounts as of September 30, 2016 and December 31, 2015 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At September 30, 2016, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $30.5 billion and $30.4 billion, respectively, compared to $29.6 billion for both at December 31, 2015.

			Minimum Capital Required		Classification as
	As of September 30, 2016		Basel III Phase-In (2016)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$2,958.9	7.7%	$1,534.3	4.0%	$1,917.8	5.0%
Bank	3,276.9	8.6	1,527.9	4.0	1,909.8	5.0
CET 1 Risk-Based Capital (2):
People’s United	2,958.9	9.7	1,965.8	5.125	2,493.2	6.5
Bank	3,276.9	10.8	1,957.6	5.125	2,482.8	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,958.9	9.7	2,017.4	6.625	2,436.1	8.0
Bank	3,276.9	10.8	2,015.0	6.625	2,433.2	8.0
Total Risk-Based Capital (4):
People’s United	3,514.3	11.5	2,626.4	8.625	3,045.1	10.0
Bank	3,905.2	12.8	2,623.3	8.625	3,041.5	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2015		Basel III Phase-In (2015)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$2,898.1	8.0%	$1,440.6	4.0%	$1,800.8	5.0%
Bank	3,012.7	8.4	1,431.9	4.0	1,789.8	5.0
CET 1 Risk-Based Capital (2):
People’s United	2,898.1	9.8	1,620.7	4.5	2,341.0	6.5
Bank	3,012.7	10.2	1,610.9	4.5	2,326.8	6.5
Tier 1 Risk-Based Capital (3):
People’s United	2,898.1	9.8	1,778.8	6.0	2,371.7	8.0
Bank	3,012.7	10.2	1,777.3	6.0	2,369.7	8.0
Total Risk-Based Capital (4):
People’s United	3,470.5	11.7	2,371.7	8.0	2,964.6	10.0
Bank	3,726.3	12.6	2,369.7	8.0	2,962.1	10.0

(1)	Tier 1 Leverage Capital ratio represents Tier 1 Capital divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of September 30, 2016, both the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 10-20 basis points on a “fully phased-in” basis.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2016 and December 31, 2015. Given the interest rate environment at those dates, simulations for interest rate declines of more than 50 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	September 30, 2016	December 31, 2015
+300	10.7%	9.6%
+200	7.9	6.9
+100	4.5	3.7
-50	(4.3)	n/a

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	September 30, 2016	December 31, 2015
Short End -50	(1.9)%	n/a %
Short End +100	1.9	1.8
Short End +200	4.0	3.6
Long End -100	(5.1)	(4.0)
Long End +100	2.7	2.0
Long End +200	4.6	3.5

The net interest income at risk simulation results indicate that at both September 30, 2016 and December 31, 2015, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 87% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and
(ii) approximately 44% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based loans.

The increase in the Company’s asset sensitivity since December 31, 2015 primarily reflects (i) increases in one-month Libor-based loans and core deposits and (ii) faster residential mortgage-backed security prepayment speeds given lower long-term interest rates. The Company is more asset sensitive when the “long-end” rises compared to increases in the “short-end” due primarily to faster residential mortgage-backed security prepayment speeds. Based on the Company’s IRR position at September 30, 2016, an immediate 100 basis point parallel increase in interest rates translates to an approximate $45 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both September 30, 2016 and December 31, 2015, simulations for interest rate declines of more than 50 basis points were not modeled.

	Estimated Percent Change in
	Economic Value of Equity
Parallel Shock Rate Change (basis points)	September 30, 2016		December 31, 2015
+300	(1.1	) %	(6.4	) %
+200	3.0		(2.0)
+100	4.0		0.5
-50	(4.5)		n/a

The Company’s economic value of equity at risk profile indicates that at September 30, 2016, the Company’s economic value of equity increases for rate shocks up to +200 basis points but becomes moderately liability sensitive for rate shocks greater than +200 basis points. The Company’s economic value of equity risk declined at September 30, 2016 as compared to December 31, 2015, reflecting increases in one-month Libor-based loans and core deposits, shorter residential mortgage-backed security duration as well as longer weighted average life of non-maturity deposits driven by lower long-term interest rates.

People’s United’s IRR position at September 30, 2016, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderately asset sensitive economic value of equity position within a 200 basis point rate shock and moderately liability sensitive economic value of equity at risk position for rate shocks greater than +200 basis points. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, the increased value of these deposits in a rising interest rate environment is less than the decline in value of fixed-rate assets, which serves to create a moderately liability sensitive risk position for rate shocks greater than +200 basis points. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of September 30, 2016, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2016, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2016.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign
	Cash Flow	Fair Value	Exchange
As of September 30, 2016 (dollars in millions)	Hedge	Hedge	Contracts
Notional principal amounts	$125.0	$375.0	$54.8
Weighted average interest rates:
Pay floating (receive fixed)	n/a	Libor +1.265% (4.00%)	n/a
Pay fixed (receive floating)	1.99% (Libor + 0.685%)	n/a	n/a
Weighted average remaining term to maturity (in months)	5	94	1
Fair value:
Recognized as an asset	$—	$38.6	$0.1
Recognized as a liability	0.2	—	0.1

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of September 30, 2016 (dollars in millions)	Commercial Customers	Institutional Counterparties
Notional principal amounts	$5,405.7	$5,405.7
Weighted average interest rates:
Pay floating (receive fixed)	0.82% (1.87%)	—
Pay fixed (receive floating)	—	1.76% (0.82%)
Weighted average remaining term to maturity (in months)	82	82
Fair value:
Recognized as an asset	$288.2	$1.7
Recognized as a liability	1.4	251.6

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 93 through 96 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of September 30, 2016, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2016, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended September 30, 2016:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
July 1 - 31, 2016:
Tendered by employees (1)	501	$15.32	—	—
August 1 - 31, 2016:
Tendered by employees (1)	21,630	$15.85	—	—
September 1 - 30, 2016:
Tendered by employees (1)	3,479	$16.07	—	—

Total:
Tendered by employees (1)	25,610	$15.86	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 9, 2016	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2016	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.