Form 10-K
period 2016-12-31
People's United Financial, Inc.
filed 2017-03-01
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

People’s United Financial, Inc.

(Exact name of registrant as specified in its charter)

001-33326

(Commission File Number)

Delaware	20-8447891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Main Street

Bridgeport, Connecticut 06604

(Address of principal executive offices, including zip code)

(203) 338-7171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	NASDAQ Global Select Market
Fixed-to-Floating Rate Non-Cumulative Perpetual
Preferred Stock, Series A, $0.01 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $4,558,358,923.

As of February 17, 2017, there were 316,916,353 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2017, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2016 FORM 10-K

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

In addition to traditional banking activities, the Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking. Through its non-banking subsidiaries, the Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”) and People’s United Equipment Finance Corp. (“PUEFC”); and other insurance services through People’s United Insurance Agency, Inc. (“PUIA”).

This full range of financial services is delivered through a network of 387 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, Maine and New Hampshire, including 84 full-service Stop & Shop supermarket branches throughout Connecticut and 62 in southeastern New York that provide customers with seven-day-a-week banking. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC and PUEFC maintain a sales presence in 14 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits and wholesale borrowings.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, insurance services provided through PUIA and private banking. Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Further discussion of People’s United’s business and operations appears on pages 22 through 78.

Supervision and Regulation

People’s United Financial, Inc.

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

The BHC Act prohibits a bank holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another bank or holding company thereof without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary bank, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the BHC Act; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire banks, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund (the “DIF”), the convenience and needs of the community, and competitive factors.

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

In December 2010, the Basel Committee on Banking Supervision released its final framework for capital requirements (the “Basel III framework” or “Basel III”). Final interagency rules to address implementation of the Basel III framework for U.S. financial institutions, including the Company and the Bank, became effective on January 1, 2015. When fully phased-in, these rules will: (i) set forth changes in the calculation of risk-weighted assets; (ii) introduce limitations on what is permissible for inclusion in Tier 1 capital; and (iii) require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

See Management’s Discussion and Analysis—Regulatory Capital Requirements beginning on page 72 for a further discussion regarding capital requirements.

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

Supervision and Regulation

People’s United Bank, National Association

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

This regulation and supervisory structure establishes a comprehensive framework of activities in which a national bank can engage and is intended primarily for the protection of the DIF, depositors and consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC, and the CFPB or through legislation, could have a material adverse impact on the Bank and its operations.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET 1”) capital ratio is 6.5% and its Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2016, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III also revised the prompt corrective action framework by incorporating new regulatory capital minimums, including a requirement for tangible common equity.

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

In March 2016, the FDIC issued a final rule that will serve to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “DFA”) provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the DIF to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. The rule became effective on July 1, 2016. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge to bring the DIF’s reserve ratio to 1.35% by the end of 2018. For the surcharge only, the assessment base would be reduced by $10 billion. The Company anticipates the impact of the surcharge may increase regulatory assessment expense by $2.5 million to $3.0 million on an annual basis. See Management’s Discussion and Analysis—Non-Interest Expense beginning on page 43 for a further discussion regarding regulatory assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0056% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature between 2017 and 2019.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB system provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Agency, which has also established standards of community or investment service that members must meet to maintain access to long-term advances.

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. The Bank is in compliance with these requirements. As a result of its acquisition of the Bank of Smithtown, the Bank also holds shares of capital stock in the FHLB of New York. The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) in an amount equal to 6% of its capital and surplus.

Reserve Requirements. FRB reserve regulations require banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $15.5 million and $115.1 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $115.1 million. The first $15.5 million of otherwise reservable balances is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.

Market Area and Competition

People’s United’s primary market areas are New England and southeastern New York, with Connecticut, New York, Massachusetts and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2016, 26%, 19%, 18% and 6% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York, Massachusetts and Vermont, respectively. Loans to customers located in the New England states as a group represented 59% of total loans at December 31, 2016. However, substantially the entire equipment financing portfolio (96% at December 31, 2016) was to customers located outside of New England. At December 31, 2016, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 5%.

As of June 30, 2016, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the second largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the U.S. With a total population of approximately 3.6 million and a median household income of $73,077, Connecticut ranks fourth in the U.S., well above the U.S. median household income of $57,462, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $62,222, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $72,859 and $58,767, respectively, according to U.S. Census data and SNL Financial.

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

Personnel

As of December 31, 2016, People’s United had 4,749 full-time and 424 part-time employees.

Access to Information

As a public company, People’s United is subject to the informational requirements of the Exchange Act, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the SEC. Such reports, proxy and information statements and other information can be inspected and copied at prescribed rates at the public reference room maintained by the SEC at 100 F Street N.E., Washington, D.C. 20549 and are available on the SEC’s EDGAR database on the internet at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. People’s United’s common stock is listed on the NASDAQ Global Select Market under the symbol “PBCT.”

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

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe we have benefited from relatively stable asset quality, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only residential mortgage loans, home equity loans and lines with incomplete first lien data, and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion and Analysis—Asset Quality beginning on page 55. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2016, the Bank has established 146 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. At December 31, 2016, 38% of the Bank’s branches were located in Stop & Shop supermarkets and 15% of our total deposits at that date were held in Stop & Shop branches.

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

International economic uncertainty continues to have an impact on the U.S. financial markets, potentially suppressing stock prices and adding to volatility. Our foreign country exposure, which is defined as the aggregation of exposure maintained with financial institutions, companies or individuals in a given country outside of the U.S., is minimal and indirect, with the majority of such exposure comprised of corporate debt securities. Our sovereign credit exposure is comprised of an immaterial amount of government bonds issued by a single non-European sovereign.

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2016, 26%, 19% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to people and businesses located in the New England states as a group represented 59% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

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

Enactment of the DFA has resulted in significant changes in the financial regulatory landscape, many of which affect us. Among the more significant provisions of the DFA, as well as their actual or anticipated impact, if quantifiable, are:

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

•

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2016, the Bank’s non-interest bearing deposits totaled $6.7 billion, or 22% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

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

While it is difficult to fully quantify the increase in our regulatory compliance burden, we do believe that costs associated with regulatory compliance will continue to increase. Because certain other provisions of the DFA still require regulatory rulemaking, it is not clear how those new regulations will affect People’s United.

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

While People’s United seeks to use the best available information to make these evaluations and, at December 31, 2016, believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings. See Note 1 to the Consolidated Financial Statements for additional information concerning People’s United’s allowance for loan losses.

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations

People’s United evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See Notes 1 and 6 to the Consolidated Financial Statements for additional information concerning People’s United’s goodwill and the required impairment test.

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

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2016, full and complete first lien position data was not readily available for 31% of the home equity portfolio which, in turn, represented 2% of our overall loan portfolio at that date.

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

People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $55 million at December 31, 2016 and People’s United occupies 89% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 387 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, Maine and New Hampshire. People’s United’s branch network is primarily concentrated in Connecticut, where it has 149 offices (including 84 located in Stop & Shop supermarkets). People’s United also has 97 branches in southeastern New York (including 62 located in Stop & Shop supermarkets), 48 branches in Massachusetts, 40 branches in Vermont, 27 branches in Maine and 26 branches in New Hampshire. People’s United owns 106 of its branches, which had an aggregate net book value of $49 million at December 31, 2016. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 17, 2017, the closing price of People’s United common stock was $19.19. As of that date, there were approximately 17,300 record holders of People’s United common stock.

Five-Year Performance Comparison

The following graph compares total shareholder return on People’s United common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S & P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the SNL Large Cap U.S. Bank & Thrift Index (the “SNL Large Cap Index”). Index values are as of December 31 of the indicated year.

The graph assumes $100 invested on December 31, 2011 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the SNL Large Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The SNL Large Cap Index is an index prepared by SNL Securities comprised of 35 financial institutions (including People’s United) located throughout the U.S.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2016:
Tendered by employees (1)	1,430	$15.47	—	—
November 1—30, 2016:
Tendered by employees (1)	30,898	$18.04	—	—
December 1—31, 2016:
Tendered by employees (1)	535	$18.87	—	—

Total:
Tendered by employees (1)	32,863	$17.94	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 26 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per share data)	2016	2015	2014	2013	2012
Earnings Data:
Net interest income (fully taxable equivalent)	$1,004.5	$957.3	$931.1	$905.8	$940.4
Net interest income	972.2	932.1	911.9	888.6	928.7
Provision for loan losses	36.6	33.4	40.6	43.7	49.2
Non-interest income	342.7	352.4	350.8	341.7	320.4
Non-interest expense (1)	868.8	860.6	841.5	839.0	830.6
Income before income tax expense	409.5	390.5	380.6	347.6	369.3
Net income	281.0	260.1	251.7	232.4	245.3
Net income available to common shareholders (1)	279.2	260.1	251.7	232.4	245.3
Selected Statistical Data:
Net interest margin	2.80%	2.88%	3.09%	3.31%	3.86%
Return on average assets (1)	0.71	0.71	0.75	0.75	0.87
Return on average common equity	5.8	5.5	5.4	4.9	4.7
Return on average tangible common equity (1)	10.2	10.0	10.0	8.9	8.2
Efficiency ratio (1)	60.5	61.5	62.1	62.3	61.2
Financial Condition Data:
Total assets	$40,610	$38,947	$36,022	$33,219	$30,346
Loans	29,745	28,411	26,592	24,390	21,737
Securities	6,738	6,449	5,012	5,033	4,669
Short-term investments (2)	182	380	769	124	131
Allowance for loan losses	229	211	198	188	188
Goodwill and other acquisition-related intangible assets	2,142	2,088	2,103	2,127	2,154
Deposits	29,861	28,417	26,138	22,557	21,751
Borrowings	4,057	4,307	3,692	5,057	2,386
Notes and debentures	1,030	1,033	1,027	636	655
Stockholders’ equity	5,142	4,732	4,633	4,568	5,039
Non-performing assets (3)	167	182	224	248	290
Ratios:
Net loan charge-offs to average total loans	0.06%	0.08%	0.12%	0.19%	0.21%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.57	0.66	0.88	1.08	1.48
Originated allowance for loan losses to:
Originated loans (3)	0.77	0.73	0.74	0.78	0.91
Originated non-performing loans (3)	150.6	127.3	95.5	81.9	70.3
Average stockholders’ equity to average total assets	12.2	12.7	13.7	15.3	18.4
Stockholders’ equity to total assets	12.7	12.2	12.9	13.8	16.6
Tangible common equity to tangible assets	7.2	7.2	7.5	7.9	10.2
Total risk-based capital (4)	13.3	12.6	13.0	12.4	13.1
Common Share Data:
Basic and diluted earnings per common share (1)	$0.92	$0.86	$0.84	$0.74	$0.72
Dividends paid per common share	0.6775	0.6675	0.6575	0.6475	0.6375
Common dividend payout ratio (1)	73.7%	77.3%	78.2%	88.1%	88.8%
Book value per common share (end of period)	$15.85	$15.62	$15.44	$15.28	$15.21
Tangible book value per common share (end of period) (1)	8.92	8.73	8.43	8.17	8.71
Stock price:
High	20.13	16.95	15.70	15.67	13.79
Low	13.62	13.97	13.61	12.22	11.20
Close (end of period)	19.36	16.15	15.18	15.12	12.09

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Includes securities purchased under agreements to resell.
(3)	Excludes acquired loans. See Asset Quality.
(4)	Total risk-based capital ratios presented are for People’s United Bank. See Regulatory Capital Requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $40.3 billion in total assets as of December 31, 2016. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.

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

Recent Developments

On June 27, 2016, People’s United announced the signing of a definitive agreement to acquire Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Under the terms of the definitive agreement, each share of Suffolk common stock will be converted into the right to receive 2.225 shares of People’s United common stock, with a total transaction value, as of December 31, 2016, of approximately $518 million. As disclosed in its Quarterly Report on Form 10-Q as of and for the period ended September 30, 2016, Suffolk reported total assets of $2.2 billion, total deposits of $1.9 billion and operated 27 branches in the greater Long Island area.

The acquisition, which is subject to regulatory approval, was approved by the shareholders of Suffolk on October 13, 2016. People’s United shareholder approval is not required for the acquisition. On February 6, 2017, the Company announced that the OCC approved the merger of Suffolk County National Bank with and into the Bank. The acquisition remains subject to the approval of the FRB. Merger-related expenses recorded in 2016 relating to this transaction totaled $2.8 million.

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

The Financial Accounting Standards Board (the “FASB”) has recently issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses removes from U.S. generally accepted accounting principles (“GAAP”) the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The model would be applied in the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represents a significant change in GAAP and may, upon adoption, result in material changes to the Company’s Consolidated Financial Statements (see Note 1 to the Consolidated Financial Statements).

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United’s results of operations in accordance with U.S. GAAP, management routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible common equity ratios, tangible book value per common share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United’s underlying operating performance and trends, and facilitates comparisons with the performance of other financial institutions. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible common equity ratio and tangible book value per common share are used to analyze the relative strength of People’s United’s capital position.

The efficiency ratio, which represents an approximate measure of the cost required by People’s United to generate a dollar of revenue, is the ratio of (i) total non-interest expense (excluding operating lease expense, goodwill impairment charges, amortization of other acquisition-related intangible assets, losses on real estate assets and non-recurring expenses, which are also excluded in arriving at operating non-interest expense) (the numerator) to (ii) net interest income on a fully taxable equivalent (“FTE”) basis plus total non-interest income (including the FTE adjustment on bank-owned life insurance (“BOLI”) income, the netting of operating lease expense and excluding gains and losses on sales of assets other than residential mortgage loans and acquired loans, and non-recurring income) (the denominator). People’s United generally considers an item of income or expense to be non-recurring if it is not similar to an item of income or expense of a type incurred within the last two years and is not similar to an item of income or expense of a type reasonably expected to be incurred within the following two years.

Operating earnings exclude from net income available to common shareholders those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) merger-related expenses, including acquisition integration and other costs; (iii) writedowns of banking house assets and related lease termination costs; (iv) severance-related costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Effective with the quarter ended March 31, 2016, recurring writedowns of banking house assets and certain severance-related costs are no longer considered to be non-operating expenses. Operating earnings per common share (“EPS”) is derived by determining the per share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) EPS, as reported. Operating return on average assets is calculated by dividing operating earnings by average total assets. Operating return on average tangible common equity is calculated by dividing operating earnings by average tangible common equity. The operating common dividend payout ratio is calculated by dividing common dividends paid by operating earnings for the respective period.

The tangible common equity ratio is the ratio of (i) tangible common equity (total stockholders’ equity less preferred stock, goodwill and other acquisition-related intangible assets) (the numerator) to (ii) tangible assets (total assets less goodwill and other acquisition-related intangible assets) (the denominator). Tangible book value per common share is calculated by dividing tangible common equity by common shares (total common shares issued, less common shares classified as treasury shares and unallocated Employee Stock Ownership Plan (“ESOP”) common shares).

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2016	2015	2014	2013	2012
Total non-interest expense	$868.8	$860.6	$841.5	$839.0	$830.6

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(4.0)	—	—	—	—
Acquisition integration and other costs	(0.7)	—	—	(0.9)	(5.4)
Writedowns of banking house assets	—	(10.5)	(6.2)	(9.0)	—
Severance-related costs	—	(2.4)	(3.3)	(2.8)	(7.3)

Total	(4.7)	(12.9)	(9.5)	(12.7)	(12.7)

Operating non-interest expense	864.1	847.7	832.0	826.3	817.9

Operating lease expense	(36.3)	(37.1)	(37.4)	(31.3)	(26.3)
Amortization of other acquisition-related intangible assets	(23.6)	(23.9)	(24.8)	(26.2)	(26.8)
Other (1)	(5.7)	(7.8)	(10.3)	(10.3)	(7.8)

Total non-interest expense for efficiency ratio	$798.5	$778.9	$759.5	$758.5	$757.0

Net interest income (FTE basis)	$1,004.5	$957.3	$931.1	$905.8	$940.4
Total non-interest income	342.7	352.4	350.8	341.7	320.4

Total revenues	1,347.2	1,309.7	1,281.9	1,247.5	1,260.8
Adjustments:
Operating lease expense	(36.3)	(37.1)	(37.4)	(31.3)	(26.3)
Net security losses (gains)	5.9	—	(3.0)	—	—
BOLI FTE adjustment	2.8	2.4	2.8	2.1	2.8
Gain on sale of business, net of expenses	—	(9.2)	(20.6)	—	—
Other (2)	(0.8)	(0.1)	(0.5)	(0.8)	(0.7)

Total revenues for efficiency ratio	$1,318.8	$1,265.7	$1,223.2	$1,217.5	$1,236.6

Efficiency ratio	60.5%	61.5%	62.1%	62.3%	61.2%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes, real estate owned expenses, contract termination costs and non-recurring expenses.
(2)	Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per share data)	2016	2015	2014	2013	2012
Net income available to common shareholders	$279.2	$260.1	$251.7	$232.4	$245.3

Adjustments to arrive at operating earnings:
Merger-related expenses	4.0	—	—	—	—
Acquisition integration and other costs	0.7	—	—	0.9	5.4
Writedowns of banking house assets	—	10.5	6.2	9.0	—
Severance-related costs	—	2.4	3.3	2.8	7.3
Gain on sale of business, net of expenses	—	(9.2)	(20.6)	—	—

Total pre-tax adjustments	4.7	3.7	(11.1)	12.7	12.7
Tax effect	(1.6)	(1.3)	3.9	(4.0)	(4.1)

Total adjustments, net of tax	3.1	2.4	(7.2)	8.7	8.6

Operating earnings	$282.3	$262.5	$244.5	$241.1	$253.9

EPS, as reported	$0.92	$0.86	$0.84	$0.74	$0.72

Adjustment to arrive at operating EPS:
Merger-related expenses	0.01	—	—	—	—
Acquisition integration and other costs	—	—	—	—	0.01
Writedowns of banking house assets	—	0.03	0.01	0.03	—
Severance-related costs	—	—	0.01	—	0.02
Gain on sale of business, net of expenses	—	(0.02)	(0.04)	—	—

Total adjustments per share	0.01	0.01	(0.02)	0.03	0.03

Operating EPS	$0.93	$0.87	$0.82	$0.77	$0.75

Average total assets	$39,784	$36,894	$33,753	$31,009	$28,113

Operating return on average assets	0.71%	0.71%	0.72%	0.78%	0.90%

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

Years ended December 31 (dollars in millions)	2016	2015	2014	2013	2012
Operating earnings	$282.3	$262.5	$244.5	$241.1	$253.9

Average stockholders’ equity	$4,859	$4,697	$4,625	$4,755	$5,168
Less: Average preferred stock	41	—	—	—	—

Average common equity	4,818	4,697	4,625	4,755	5,168
Less: Average goodwill and average other acquisition-related intangible assets	2,083	2,094	2,115	2,141	2,165

Average tangible common equity	$2,735	$2,603	$2,510	$2,614	$3,003

Operating return on average tangible common equity	10.3%	10.1%	9.7%	9.2%	8.5%

Years ended December 31 (dollars in millions)	2016	2015	2014	2013	2012
Common dividends paid	$205.7	$201.2	$196.9	$204.8	$217.9

Operating earnings	$282.3	$262.5	$244.5	$241.1	$253.9

Operating common dividend payout ratio	72.9%	76.6%	80.6%	84.9%	85.8%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2016	2015	2014	2013	2012
Total stockholders’ equity	$5,142	$4,732	$4,633	$4,568	$5,039
Less: Preferred stock	244	—	—	—	—

Common equity	4,898	4,732	4,633	4,568	5,039
Less: Goodwill and other acquisition-related intangible assets	2,142	2,088	2,103	2,127	2,154

Tangible common equity	$2,756	$2,644	$2,530	$2,441	$2,885

Total assets	$40,610	$38,947	$36,022	$33,219	$30,346
Less: Goodwill and other acquisition-related intangible assets	2,142	2,088	2,103	2,127	2,154

Tangible assets	$38,468	$36,859	$33,919	$31,092	$28,192

Tangible common equity ratio	7.2%	7.2%	7.5%	7.9%	10.2%

As of December 31 (in millions, except per share data)	2016	2015	2014	2013	2012
Tangible common equity	$2,756	$2,644	$2,530	$2,441	$2,885

Common shares issued	405.00	399.24	396.85	396.45	395.81
Less: Common shares classified as treasury shares	89.06	89.06	89.05	89.54	56.18
Unallocated ESOP common shares	6.97	7.32	7.67	8.01	8.36

Common shares	308.97	302.86	300.13	298.90	331.27

Tangible book value per common share	$8.92	$8.73	$8.43	$8.17	$8.71

Economic Environment

People’s United’s results are subject to fluctuations based on economic conditions that can affect interest rates, deposit flows, credit demand and the ability of borrowers to service debt, among others. Throughout 2016, the U.S. economy experienced a modest expansion, with real gross domestic product increasing 1.6% year-over-year, national employment increasing by 2.2 million jobs, the national unemployment rate declining from 5.0% at the end of 2015 to 4.7% as of December 31, 2016, and the yield on the 10-year Treasury note increasing from 2.27% to 2.45%. Inflation increased but remained temperate with the Consumer Price Index (“CPI”) increasing 2.1% (or 2.2% excluding food and energy) over the course of the year. The Personal Consumption Expenditure (“PCE”) price index increased 1.6% (or 1.7% excluding food and energy). After raising the target rate for federal funds to between 0.25% and 0.50% at its December 2015 meeting, the Federal Open Market Committee (the “FOMC”) of the FRB maintained this target rate throughout 2016 before raising it to between 0.50% and 0.75% at its December 2016 meeting.

On balance, the modest expansion in 2016 supported loan and deposit growth and loan performance even as the interest rate environment did not support an expansion of the net interest margin. The Company expects a modest acceleration in economic growth in 2017, which should continue to support loan and deposit growth and loan performance. Although the FOMC indicated at its December 2016 meeting that three additional 0.25% increases in the target federal funds rate would likely occur in 2017, policy uncertainties and concerns about the momentum of the U.S. economy make it unlikely that the target rate will increase by that much. With economic growth and inflation likely to increase only modestly over 2016, the interest rate environment in 2017 will continue to be challenging with respect to the net interest margin.

The New England region and southeastern New York comprise People’s United’s primary market area, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of People’s United’s loans, deposits and branches. While the New England economy experienced a less severe contraction during the last recession than the U.S. as a whole, since the recession ended it has expanded more slowly. Employment growth since 2008 has exceeded the national average only in Massachusetts. As of December 31, 2016, Connecticut and Maine had yet to recover all the jobs lost in the recession, while Vermont and New Hampshire had increased employment but more slowly that the nation overall. The combination of the less severe recession but slower subsequent growth resulted in state unemployment rates that are less than the national rate in all states in the Company’s primary market area except for New York, where the unemployment rate was 4.9% as of December 31, 2016 compared to the national average of 4.7%.

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

Financial Overview

Comparison of Financial Condition at December 31, 2016 and 2015. Total assets at December 31, 2016 were $40.6 billion, a $1.7 billion increase from December 31, 2015, reflecting increases of $1.3 billion in total loans and $289 million in total securities, partially offset by a $199 million decrease in short-term investments. The increase in total loans from December 31, 2015 to December 31, 2016 reflects increases of $760 million in residential mortgage loans and $654 million in commercial loans, partially offset by an $81 million decrease in home equity loans. Originated loans increased $1.5 billion from December 31, 2015 to $29.1 billion (commercial loans increased $792 million and retail loans increased $729 million) and acquired loans decreased $186 million. At December 31, 2016, the carrying amount of the acquired loan portfolio totaled $610 million. The increase in total securities primarily reflects net purchases of U.S. Treasury securities and municipal bonds, partially offset by principal repayments and maturities of government sponsored enterprise (“GSEs”) mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Non-performing assets (excluding acquired non-performing loans) totaled $167.3 million at December 31, 2016, a $14.2 million decrease from year-end 2015, primarily reflecting decreases of $9.8 million in non-performing residential mortgage loans and $7.9 million in non-performing commercial real estate loans, partially offset by an $11.9 million increase in non-performing equipment financing loans. The allowance for loan losses was $229.3 million at December 31, 2016 ($223.0 million on originated loans and $6.3 million on acquired loans) compared to $211.0 million at December 31, 2015 ($202.9 million on originated loans and $8.1 million on acquired loans). At December 31, 2016, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 150.6%, compared to 0.73% and 127.3%, respectively, at December 31, 2015.

At December 31, 2016, total liabilities were $35.5 billion, a $1.3 billion increase from December 31, 2015, reflecting a $1.4 billion increase in total deposits, partially offset by a $251 million decrease in total borrowings.

People’s United’s total stockholders’ equity was $5.1 billion at December 31, 2016, a $410.3 million increase from December 31, 2015. This increase primarily reflects net income in 2016 of $281.0 million, net proceeds from the issuance of preferred stock of $244.1 million and net restricted stock and stock option-related transactions in 2016 totaling $105.0 million, partially offset by common dividends paid in 2016 of $205.7 million. As a percentage of total assets, stockholders’ equity was 12.7% at December 31, 2016 compared to 12.2% at December 31, 2015. Tangible common equity as a percentage of tangible assets was 7.2% at both December 31, 2016 and 2015.

People’s United’s (consolidated) Tier 1 Leverage, CET 1, and Tier 1 and Total risk-based capital ratios were 8.4%, 9.9%, 10.7% and 12.5%, respectively, at December 31, 2016, compared to 8.0%, 9.8%, 9.8% and 11.7%, respectively, at December 31, 2015. The Bank’s Tier 1 Leverage, CET 1, and Tier 1 and Total risk-based capital ratios were 8.9%, 11.3%, 11.3% and 13.3%, respectively, at December 31, 2015, compared to 8.4%, 10.2%, 10.2% and 12.6%, respectively, at December 31, 2015.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015. People’s United reported net income of $281.0 million, or $0.92 per diluted common share, for the year ended December 31, 2016, compared to $260.1 million, or $0.86 per diluted common share, for the 2015 period. Included in the 2016 results are merger-related costs totaling $4.7 million ($3.1 million after-tax) or $0.01 per common share. Results for 2015 include a net after-tax gain of $6.1 million ($0.02 per common share) resulting from the sale of the Company’s payroll services business. The results for 2016 reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s return on average assets was 0.71% for both 2016 and 2015. Return on average tangible common equity was 10.2% for 2016 compared to 10.0% for the 2015 period.

FTE net interest income totaled $1.0 billion in 2016, a $47.2 million increase from the year-ago period, and the net interest margin declined eight basis points from 2015 to 2.80%. The decrease in the net interest margin primarily reflects continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new loan originations at rates higher than the existing portfolio.

Average total earning assets increased $2.7 billion compared to 2015, reflecting increases of $1.5 billion in average total loans and $1.1 billion in average total securities. Average total funding liabilities increased $2.6 billion compared to 2015, reflecting increases of $1.7 billion in average total deposits and $820 million in average total borrowings.

Compared to 2015, total non-interest income decreased $9.7 million and total non-interest expense increased $8.2 million. The efficiency ratio was 60.5% for 2016 compared to 61.5% for the year-ago period. The provision for loan losses in 2016 totaled $36.6 million compared to $33.4 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.06% in 2016 compared to 0.08% in 2015.

Comparison of Financial Condition at December 31, 2015 and 2014. Total assets at December 31, 2015 were $38.9 billion, a $2.9 billion increase from December 31, 2014, reflecting increases of $1.8 billion in total loans and $1.4 billion in total securities, partially offset by decreases of $298 million in cash and cash equivalents and $100 million in securities purchased under agreements to resell. The increase in total loans from December 31, 2014 to December 31, 2015 reflects increases of $1.3 billion in commercial loans and $525 million in residential mortgage loans. Originated loans increased $2.1 billion from December 31, 2014 to $27.6 billion (commercial loans increased $1.5 billion and retail loans increased $583 million) and acquired loans decreased $254 million. At December 31, 2015, the carrying amount of the acquired loan portfolio totaled $797 million. The increase in total securities primarily reflects net purchases of GSE mortgage-backed securities and U.S. Treasury and agency securities. The decrease in cash and cash equivalents reflects a $293 million decrease in interest-bearing deposits at the FRB-NY.

Non-performing assets (excluding acquired non-performing loans) totaled $181.5 million at December 31, 2015, a $42.6 million decrease from year-end 2014, reflecting decreases of $30.0 million in non-performing commercial real estate loans, $12.0 million in real estate owned (“REO”) and $10.9 million in non-performing commercial and industrial loans, partially offset by a $7.0 million increase in repossessed assets. The allowance for loan losses was $211.0 million ($202.9 million on originated loans and $8.1 million on acquired loans) at December 31, 2015 compared to $198.3 million ($188.1 million on originated loans and $10.2 million on acquired loans) at December 31, 2014. At December 31, 2015, the originated allowance for loan losses as a percentage of originated loans was 0.73% and as a percentage of originated non-performing loans was 127.3%, compared to 0.74% and 95.5%, respectively, at December 31, 2014.

At December 31, 2015, total liabilities were $34.2 billion, a $2.9 billion increase from December 31, 2014, reflecting increases of $2.3 billion in total deposits and $616 million in total borrowings. The increase in total borrowings reflects additional funding used to support loan growth and securities purchases.

People’s United’s total stockholders’ equity was $4.7 billion at December 31, 2015, a $98.5 million increase from December 31, 2014. This increase reflects net income in 2015 of $260.1 million and net restricted stock and stock option-related transactions in 2015 totaling $43.2 million, partially offset by common dividends paid in 2015 of $201.2 million. As a percentage of total assets, stockholders’ equity was 12.2% at December 31, 2015 compared to 12.9% at December 31, 2014. Tangible common equity as a percentage of tangible assets was 7.2% at December 31, 2015 compared to 7.5% at December 31, 2014.

People’s United’s (consolidated) Tier 1 Leverage, CET 1, and Tier 1 and Total risk-based capital ratios were 8.0%, 9.8%, 9.8% and 11.7%, respectively, at December 31, 2015 (calculated in accordance with Basel III capital rules), compared to 7.9%, 9.8%, 9.8% and 12.2%, respectively, at December 31, 2014. The Bank’s Tier 1 Leverage, CET 1, and Tier 1 and Total risk-based capital ratios were 8.4%, 10.2%, 10.2% and 12.6%, respectively, at December 31, 2015 (calculated in accordance with Basel III capital rules), compared to 8.5%, 10.5%, 10.5% and 13.0%, respectively, at December 31, 2014.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014. People’s United reported net income of $260.1 million, or $0.86 per diluted common share, for the year ended December 31, 2015, compared to $251.7 million, or $0.84 per diluted common share, for the 2014 period. Included in the 2015 results is a net after-tax gain of $6.1 million ($0.02 per share) resulting from the sale of the Company’s payroll services business. Included in the 2014 results is a net after-tax gain of $13.4 million ($0.04 per share) resulting from the formation of a merchant services joint venture. The results for 2015 reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s return on average assets was 0.71% for 2015 compared to 0.75% for 2014. Return on average tangible common equity was 10.0% for both 2015 and 2014.

FTE net interest income totaled $957.3 million in 2015, a $26.2 million increase from the 2014 period, and the net interest margin declined 21 basis points from 2014 to 2.88%. The decrease in the net interest margin primarily reflects continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans and new loan originations at rates lower than the existing portfolio, and declining interest income on acquired loans.

Average total earning assets increased $3.0 billion compared to 2014, reflecting increases of $2.0 billion in average total loans and $985 million in average total securities. Average total funding liabilities increased $3.0 billion compared to 2014, reflecting increases of $3.2 billion in average total deposits and $200 million in average notes and debentures, partially offset by a $423 million decrease in average total borrowings.

Compared to 2014, total non-interest income increased $1.6 million and total non-interest expense increased $19.1 million. The efficiency ratio was 61.5% for 2015 compared to 62.1% for 2014. The provision for loan losses in 2015 totaled $33.4 million compared to $40.6 million in 2014. Net loan charge-offs as a percentage of average total loans were 0.08% in 2015 compared to 0.12% in 2014.

Segment Results

People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits, wholesale borrowings and the funding center.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to the Company’s traditional wealth management activities, this presentation results in the allocation of the Company’s insurance business and certain trust activities to the Commercial Banking segment, and the allocation of the Company’s brokerage business and certain other trust activities to the Retail Banking segment.

Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2016	2015	2014
Commercial Banking	$247.4	$234.8	$221.0
Retail Banking	(3.7)	(14.1)	20.3

Total reportable segments	243.7	220.7	241.3
Treasury	59.5	45.7	11.1
Other	(22.2)	(6.3)	(0.7)

Total Consolidated	$281.0	$260.1	$251.7

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

For a more detailed description of the estimates and allocations used to measure segment performance, see Note 23 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, insurance services provided through PUIA and private banking.

Years ended December 31 (in millions)	2016	2015	2014
Net interest income	$566.5	$551.6	$516.0
Provision for loan losses	39.3	47.7	47.6
Total non-interest income	156.4	162.0	141.4
Total non-interest expense	322.8	313.2	275.7

Income before income tax expense	360.8	352.7	334.1
Income tax expense	113.4	117.9	113.1

Net income	$247.4	$234.8	$221.0

Average total assets	$22,691.1	$21,465.7	$19,338.5
Average total liabilities	6,733.7	5,483.2	4,275.1

Commercial Banking’s net income increased $12.6 million in 2016 compared to 2015, reflecting an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $14.9 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans, partially offset by increases in interest expense and net FTP funding charges, and continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio. Non-interest income decreased $5.6 million, primarily reflecting decreases in commercial banking lending fees and operating lease income, partially offset by increases in institutional and corporate trust fees, and insurance revenue. The $9.6 million increase in non-interest expense reflects a higher level of direct expenses. Average total assets increased $1.2 billion and average total liabilities increased $1.3 billion compared to 2015, reflecting loan and deposit growth, respectively.

Commercial Banking’s net income increased $13.8 million in 2015 compared to 2014, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $35.6 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans and lower net FTP funding charges, partially offset by continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans and new originations at rates lower than the existing portfolio, and declining interest income on acquired loans. Included in non-interest income in 2015 and 2014 are net gains (losses) on sales of acquired loans totaling $1.7 million and $(0.9) million, respectively. Excluding these net gains (losses), non-interest income increased $18.0 million in 2015, primarily reflecting increases in commercial banking lending fees, customer interest rate swap income and operating lease income resulting from a higher level of equipment leases to PCLC customers. The $37.5 million increase in non-interest expense in 2015 reflects higher levels of direct (including operating lease expense) and allocated expenses. Average total assets increased $2.1 billion and average total liabilities increased $1.2 billion compared to 2014, reflecting loan and deposit growth, respectively. In addition, during the quarter ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Years ended December 31 (in millions)	2016	2015	2014
Net interest income	$347.5	$344.6	$408.0
Provision for loan losses	13.0	15.2	16.8
Total non-interest income	169.0	169.7	167.4
Total non-interest expense	508.9	520.2	528.0

(Loss) income before income tax (benefit) expense	(5.4)	(21.1)	30.6
Income tax (benefit) expense	(1.7)	(7.0)	10.3

Net (loss) income	$(3.7)	$(14.1)	$20.3

Average total assets	$8,945.8	$8,478.1	$8,514.8
Average total liabilities	19,207.3	19,235.8	19,109.2

Retail Banking’s net loss decreased $10.4 million in 2016 compared to 2015. The $2.9 million increase in net interest income primarily reflects the benefit from an increase in average residential mortgage loans and a decrease in interest expense, partially offset by lower net FTP funding credits and continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio. The $11.3 million decrease in non-interest expense reflects lower levels of both direct and allocated expenses. Compared to 2015, average total assets increased $468 million, primarily reflecting loan growth, and average total liabilities decreased $29 million, primarily reflecting a decrease in deposits.

Retail Banking’s net loss in 2015 compared to net income in 2014 primarily reflects a $63.4 million decrease in net interest income. The decrease in net interest income primarily reflects lower net FTP funding credits, continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans and new originations at rates lower than the existing portfolio, and declining interest income on acquired loans, partially offset by the benefit from an increase in average residential mortgage loans. The $2.3 million increase in non-interest income primarily reflects an increase in net gains on sales of residential mortgages. The $7.8 million decrease in non-interest expense reflects lower levels of both direct and allocated expenses. Average total assets decreased $37 million and average total liabilities increased $127 million compared to 2014. During the quarter ended March 31, 2015, certain customer loans and deposits were transferred from Retail Banking to Commercial Banking to better align with the Bank’s customer relationship management approach.

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

Years ended December 31 (in millions)	2016	2015	2014
Net interest income	$87.6	$64.4	$10.7
Total non-interest income	9.2	11.1	12.4
Total non-interest expense	9.8	6.9	6.2

Income before income tax expense	87.0	68.6	16.9
Income tax expense	27.5	22.9	5.8

Net income	$59.5	$45.7	$11.1

Average total assets	$7,443.1	$6,399.3	$5,261.2
Average total liabilities	8,628.7	7,188.4	5,418.0

Treasury’s net income increased $13.8 million in 2016 compared to 2015. The $23.2 million increase in net interest income primarily reflects an increase in securities income and lower net FTP funding costs, partially offset by an increase in interest expense. Total non-interest income in 2016 includes $5.9 million in net security losses, primarily resulting from the sale of low-yielding and short maturity U.S. Treasury and CMO securities with a combined amortized cost of $403 million, and income relating to distributions from an acquired equity investment. Total non-interest income also includes BOLI death benefits received totaling $1.4 million and $0.5 million in 2016 and 2015, respectively. The increase in non-interest expense reflects an increase in allocated expenses partially offset by a decrease in direct expenses. Average total assets increased $1.0 billion in 2016 compared to 2015, primarily reflecting an increase in average securities. The $1.4 billion increase in average total liabilities in 2016 compared to 2015 primarily reflects an increase in average borrowings.

Treasury’s net income increased $34.6 million in 2015 compared to 2014. The $53.7 million improvement in net interest income primarily reflects lower net FTP funding costs and an increase in securities income, partially offset by an increase in interest expense. The decrease in non-interest income primarily reflects a decrease in net security gains and BOLI income. The increase in non-interest expense reflects increases in both direct and allocated expenses. Average total assets increased $1.1 billion in 2015 compared to 2014, primarily reflecting increases in average securities and average short-term investments. The $1.8 billion increase in average total liabilities in 2015 compared to 2014 reflects increases in average deposits and average notes and debentures, partially offset by a decrease in average borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Total non-interest income includes certain gains totaling $7.5 million, $9.2 million and $20.6 million in 2016, 2015 and 2014, respectively. Total non-interest expense includes certain charges totaling $4.7 million, $12.9 million and $9.5 million in 2016, 2015 and 2014, respectively.

Years ended December 31 (in millions)	2016	2015	2014
Net interest loss	$(29.4)	$(28.5)	$(22.8)
Provision for loan losses	(15.7)	(29.5)	(23.8)
Total non-interest income	8.1	9.6	29.6
Total non-interest expense	27.3	20.3	31.6

Loss before income tax benefit	(32.9)	(9.7)	(1.0)
Income tax benefit	(10.7)	(3.4)	(0.3)

Net loss	$(22.2)	$(6.3)	$(0.7)

Average total assets	$704.3	$583.8	$652.6
Average total liabilities	355.2	322.2	339.4

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

In response to signs of a moderately expanding U.S. economy, the FRB has raised the targeted range for the federal funds rate by a total of 50 basis points since December 31, 2015, bringing the targeted range to between 0.50% and 0.75%. Until that date, the FRB had not changed the targeted range of between 0% and 0.25% since December 2008. For 2016, the average effective federal funds rate was 0.39%. In February 2016, the FRB issued an interim final rule, which serves to implement a reduction in the dividend rate paid on Federal Reserve Bank capital stock from an annual fixed-rate of 6% to the lesser of 6% or a rate based on 10-year Treasury notes, for those banks with total assets greater than $10 billion, including the Bank. The Company estimates that dividend income from the FRB-NY capital stock may be reduced by approximately $5 million on an annual basis.

The net interest margin was 2.80% in 2016 compared to 2.88% in 2015. The decline in the net interest margin in 2016 compared to 2015 primarily reflects continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, a decline in the yield on the securities portfolio and an increase in average total borrowings balances and rate. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

2016 Compared to 2015

FTE net interest income increased $47.2 million compared to 2015, reflecting a $65.5 million increase in total interest and dividend income, partially offset by an $18.3 million increase in total interest expense, and the net interest margin decreased eight basis points to 2.80%, primarily reflecting an increase in funding costs (five basis points).

Average total earning assets were $35.9 billion in 2016, a $2.7 billion increase from 2015, primarily reflecting increases of $1.5 billion in average total loans and $1.1 billion in average securities. Average total loans, average securities and average short-term investments comprised 80%, 19% and 1%, respectively, of average total earning assets in 2016, compared to 82%, 17% and 1%, respectively, in 2015. In 2016, the yield earned on the total loan portfolio was 3.47% and the yield earned on securities and short-term investments was 2.30%, compared to 3.52% and 2.28%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 51% of the loan portfolio had floating interest rates at December 31, 2016, compared to 49% at December 31, 2015.

The average total commercial and residential mortgage loan portfolios increased $1.0 billion and $602 million, respectively, compared to 2015, reflecting growth. Average home equity and other consumer loans decreased $29 million compared to 2015, primarily reflecting a $26 million decrease in average home equity loans.

Average total funding liabilities were $34.3 billion in 2016, a $2.6 billion increase from the year-ago period, reflecting increases of $1.7 billion in average total deposits and $820 million in average total borrowings. The increase in average total deposits reflects organic growth, partially offset by a $53 million decrease in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, and average non-interest-bearing deposits increased $1.6 billion and $434 million, respectively, while average time deposits decreased $240 million. Average total deposits comprised 85% and 87% of average total funding liabilities in 2016 and 2015, respectively. The increase in average borrowings reflects the additional funding used to support loan growth and securities purchases.

The two basis point increase to 0.45% from 0.43% in the rate paid on average total funding liabilities in 2016 compared to 2015 primarily reflects an increase in the cost of total borrowings, reflecting the increases in the target federal funds rate discussed above. The rate paid on average total deposits decreased one basis point in 2016, primarily reflecting a $434 million increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits, and average time deposits comprised 63% and 16%, respectively, of average total deposits in 2016 compared to 60% and 19%, respectively, in 2015.

2015 Compared to 2014

FTE net interest income increased $26.2 million compared to 2014, reflecting a $44.3 million increase in total interest and dividend income partially offset by an $18.1 million increase in total interest expense, and the net interest margin decreased 21 basis points to 2.88%. The decline in the net interest margin reflects new loan volume at rates lower than the existing portfolio (15 basis points) and an increase in average deposit balances (five basis points).

Average total earning assets were $33.2 billion in 2015, a $3.0 billion increase from 2014, primarily reflecting increases of $2.0 billion in average total loans and $985 million in average securities. Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in 2015, compared to 83%, 16% and 1%, respectively, in 2014. In 2015, the yield earned on the total loan portfolio was 3.52% and the yield earned on securities and short-term investments was 2.28%, compared to 3.74% and 2.15%, respectively, in 2014. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 49% of the loan portfolio had floating interest rates at December 31, 2015 compared to 47% at December 31, 2014.

The average total commercial and residential mortgage loan portfolios increased $1.4 billion and $587 million, respectively, compared to 2014, reflecting growth. Average home equity and other consumer loans increased $20 million compared to 2014, primarily reflecting a $32 million increase in average home equity loans, partially offset by a $10 million decrease in average indirect auto loans.

Average total funding liabilities were $31.8 billion in 2015, a $3.0 billion increase from 2014, reflecting increases of $3.2 billion in average total deposits and $200 million in average notes and debentures, partially offset by a $423 million decrease in average total borrowings. The increase in average total deposits reflects organic growth as well as a $1.2 billion increase in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, average non-interest-bearing deposits and average time deposits increased $1.4 billion, $411 million and $204 million, respectively. Average total deposits comprised 87% and 85% of average total funding liabilities in 2015 and 2014, respectively. The increase in average notes and debentures reflects the issuance of $400 million of subordinated notes in June 2014.

The two basis point increase to 0.43% from 0.41% in the rate paid on average total funding liabilities in 2015 compared to 2014 primarily reflects an increase in market interest rates and the shift in deposit mix as well as continued repricing of higher-yielding deposits assumed in acquisitions. The rate paid on average total deposits increased two basis points in 2015, reflecting an increase of four basis points in time deposits. Average savings, interest-bearing checking and money market deposits, and average time deposits comprised 60% and 19%, respectively, of average total deposits in 2015 compared to 59% and 19%, respectively, in 2014.

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2016, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2016			2015			2014
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (1)	$328.7	$1.5	0.45%	$247.8	$0.5	0.20%	$214.9	$0.4	0.20%
Securities (2)	6,786.7	158.8	2.34	5,731.5	135.7	2.37	4,746.9	106.3	2.24
Loans:
Commercial real estate	10,013.3	344.6	3.44	9,643.9	343.5	3.56	9,145.0	354.2	3.87
Commercial and industrial	7,821.8	268.8	3.44	7,357.8	245.8	3.34	6,593.4	235.4	3.57
Equipment financing	2,972.3	130.9	4.40	2,831.7	129.6	4.58	2,672.8	125.3	4.69
Residential mortgage	5,824.1	181.5	3.12	5,222.4	166.7	3.19	4,635.1	154.3	3.33
Home equity and other consumer	2,163.8	73.5	3.40	2,193.1	72.3	3.30	2,172.7	73.9	3.40

Total loans	28,795.3	999.3	3.47	27,248.9	957.9	3.52	25,219.0	943.1	3.74

Total earning assets	35,910.7	$1,159.6	3.23%	33,228.2	$1,094.1	3.29%	30,180.8	$1,049.8	3.48%

Other assets	3,873.6			3,698.7			3,586.3

Total assets	$39,784.3			$36,926.9			$33,767.1

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$6,236.1	$—	—%	$5,801.9	$—	—%	$5,390.1	$—	—%
Savings, interest-bearing checking and money market	18,258.2	53.0	0.29	16,489.3	43.5	0.26	14,238.9	36.7	0.26
Time	4,760.4	47.9	1.01	5,241.4	52.0	0.99	4,668.7	44.2	0.95

Total deposits	29,254.7	100.9	0.34	27,532.6	95.5	0.35	24,297.7	80.9	0.33

Borrowings:
FHLB advances	3,093.7	19.2	0.62	2,306.6	9.8	0.42	2,593.7	9.2	0.36
Federal funds purchased	568.1	2.9	0.50	411.0	0.8	0.19	471.8	0.8	0.17
Customer repurchase agreements	337.2	0.7	0.19	463.6	0.9	0.19	482.0	1.0	0.20
Other borrowings	2.8	—	0.66	0.6	—	1.76	57.1	0.1	0.25

Total borrowings	4,001.8	22.8	0.57	3,181.8	11.5	0.36	3,604.6	11.1	0.31

Notes and debentures	1,048.5	31.4	3.00	1,033.4	29.8	2.89	834.2	26.7	3.21

Total funding liabilities	34,305.0	$155.1	0.45%	31,747.8	$136.8	0.43%	28,736.5	$118.7	0.41%

Other liabilities	619.9			481.8			405.2

Total liabilities	34,924.9			32,229.6			29,141.7
Stockholders’ equity	4,859.4			4,697.3			4,625.4

Total liabilities and stockholders’ equity	$39,784.3			$36,926.9			$33,767.1

Net interest income/spread (3)		$1,004.5	2.78%		$957.3	2.86%		$931.1	3.07%

Net interest margin			2.80%			2.88%			3.09%

(1)	Includes securities purchased under agreements to resell.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $32.3 million, $25.2 million and $19.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	2016 Compared to 2015 Increase (Decrease)			2015 Compared to 2014 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.2	$0.8	$1.0	$0.1	$—	$0.1
Securities	24.7	(1.6)	23.1	23.0	6.4	29.4
Loans:
Commercial real estate	12.9	(11.8)	1.1	18.7	(29.4)	(10.7)
Commercial and industrial	15.8	7.2	23.0	34.7	(20.0)	14.7
Equipment financing	6.3	(5.0)	1.3
Residential mortgage	18.8	(4.0)	14.8	18.9	(6.5)	12.4
Home equity and other consumer	(1.0)	2.2	1.2	0.7	(2.3)	(1.6)

Total loans	52.8	(11.4)	41.4	73.0	(58.2)	14.8

Total change in interest and dividend income	77.7	(12.2)	65.5	96.1	(51.8)	44.3

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	4.9	4.6	9.5	5.9	0.9	6.8
Time	(4.8)	0.7	(4.1)	5.6	2.2	7.8

Total deposits	0.1	5.3	5.4	11.5	3.1	14.6

Borrowings:
FHLB advances	4.0	5.4	9.4	(1.1)	1.7	0.6
Federal funds purchased	0.4	1.7	2.1	(0.1)	0.1	—
Customer repurchase agreements	(0.2)	—	(0.2)	—	(0.1)	(0.1)
Other borrowings	—	—	—	(0.3)	0.2	(0.1)

Total borrowings	4.2	7.1	11.3	(1.5)	1.9	0.4

Notes and debentures	0.4	1.2	1.6	6.0	(2.9)	3.1

Total change in interest expense	4.7	13.6	18.3	16.0	2.1	18.1

Change in net interest income	$73.0	$(25.8)	$47.2	$80.1	$(53.9)	$26.2

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2016:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$181.7	0.25%
Securities	6,737.9	2.26
Loans	29,744.9	3.29

Total earning assets	$36,664.5	3.09%

Funding liabilities:
Non-interest-bearing deposits	$6,660.8	—%
Interest-bearing deposits:
Money market	7,802.2	0.30
Interest-bearing checking	6,457.9	0.23
Time	4,542.2	0.93
Savings	4,397.7	0.14
Borrowings	4,056.8	0.79
Notes and debentures	1,030.1	3.54

Total funding liabilities	$34,947.7	0.44%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2016	2015	2014	2016/2015	2015/2014
Bank service charges	$98.0	$100.7	$105.7	(2.7)%	(4.7)%
Investment management fees	48.3	43.7	41.6	10.5	5.0
Operating lease income	41.2	42.3	41.6	(2.6)	1.7
Insurance revenue	32.9	30.7	29.9	7.2	2.7
Commercial banking lending fees	31.6	42.6	36.4	(25.8)	17.0
Cash management fees	25.0	24.5	22.9	2.0	7.0
Brokerage commissions	12.2	12.6	13.6	(3.2)	(7.4)
Net gains on sales of residential mortgage loans	6.3	5.5	2.9	14.5	89.7
Net security (losses) gains	(5.9)	—	3.0	n/m	n/m
Gain on sale of business, net of expenses	—	9.2	20.6	n/m	n/m
Other non-interest income:
Customer interest rate swap income, net	14.4	14.5	8.6	(0.7)	68.6
BOLI	5.7	4.6	5.8	23.9	(20.7)
Net gains (losses) on sales of acquired loans	—	1.7	(0.9)	n/m	n/m
Other	33.0	19.8	19.1	66.7	3.7

Total other non-interest income	53.1	40.6	32.6	30.8	24.5

Total non-interest income	$342.7	$352.4	$350.8	(2.8)%	0.5%

n/m – not meaningful

Total non-interest income, excluding the effects of the gain on sale of business in both 2015 and 2014 discussed below, decreased $0.5 million in 2016 compared to 2015 and increased $13.0 million in 2015 compared to 2014. The increase in non-interest income in 2015 compared to 2014 primarily reflects increases in commercial banking lending fees and customer interest rate swap income.

Bank service charges continue to be impacted as a result of certain provisions of the DFA as well as lower overdraft fees.

The improvement in investment management fees in both 2016 and 2015 reflects the continued benefits from new revenue initiatives, the acquisition of Gerstein, Fisher & Associates, Inc. in early November 2016 (see Note 2 to the Consolidated Financial Statements), additional personnel in our key markets and a broader suite of product offerings. Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $13.3 billion and $8.0 billion, respectively, at December 31, 2016 compared to $9.9 billion and $5.6 billion, respectively, at December 31, 2015. The decline in brokerage commissions in 2016 and 2015 primarily reflects lower levels of mutual fund and annuity commission income. The level of insurance revenue over the past few years reflects the continued soft commercial insurance market as well as the benefits resulting from the recent acquisitions of Eagle Insurance Group, LLC in April 2016 and Kesten-Brown Insurance, LLC in October 2015 (see Note 2 to the Consolidated Financial Statements).

The increase in net gains on sales of residential mortgage loans in 2016 compared to 2015 primarily reflects an improvement in spreads on pricing, partially offset by a 6% decrease in the volume of residential mortgage loan sales. Loans held for sale at December 31, 2016 and 2015 consisted of newly-originated residential mortgage loans with carrying amounts of $39.3 million and $34.5 million, respectively. The increase in net gains on sales of residential mortgage loans in 2015 compared to 2014 primarily reflects a 51% increase in the volume of residential mortgage loan sales and an improvement in spreads on pricing.

The fluctuation in commercial banking lending fees in both periods is primarily related to the level of prepayment fees collected in each year. The fluctuation in operating lease income in 2016 and 2015 reflects fluctuations in levels of equipment leased to PCLC customers. Net security losses in 2016 primarily reflect the sale of low-yielding and short maturity U.S. Treasury and CMO securities with a combined amortized cost of $403 million in the quarter ended December 31, 2016. Net security gains in 2014 include a $2.3 million gain resulting from the call of a single security acquired in a previous acquisition.

On an FTE basis, BOLI income totaled $8.5 million in 2016, compared to $7.0 million in 2015 and $8.6 million in 2014. The increase in BOLI income in 2016 compared to 2015 primarily reflects death benefits received in 2016 totaling $1.4 million compared to $0.5 million in 2015. The decrease in BOLI income in 2015 compared to 2014 primarily reflects lower average interest rates in 2015 compared to 2014, resulting in a slightly lower crediting rate in 2015. Net gains (losses) on sales of acquired loans in 2015 and 2014 reflect sales of acquired loans with contractual balances of $24.1 million and $10.4 million, respectively (carrying amounts of $22.3 million and $10.3 million, respectively). Included in other non-interest income in 2016 are gains totaling $7.5 million resulting from the sale of an ownership interest in a legacy privately-held investment and an interest in a real estate investment.

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

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2016	2015	2014	2016/2015	2015/2014
Compensation and benefits	$455.6	$449.5	$436.0	1.4%	3.1%
Occupancy and equipment	150.4	149.5	147.3	0.6	1.5
Professional and outside service	67.8	68.0	59.2	(0.3)	14.9
Regulatory assessments	37.5	35.1	35.6	6.8	(1.4)
Operating lease expense	36.3	37.1	37.4	(2.2)	(0.8)
Amortization of other acquisition-related intangible assets	23.6	23.9	24.8	(1.3)	(3.6)
Other non-interest expense:
Stationery, printing, postage and telephone	22.3	22.7	24.5	(1.8)	(7.3)
Advertising and promotion	11.2	12.0	13.0	(6.7)	(7.7)
Other	64.1	62.8	63.7	2.1	(1.4)

Total other non-interest expense	97.6	97.5	101.2	0.1	(3.7)

Total non-interest expense	$868.8	$860.6	$841.5	1.0%	2.3%

Efficiency ratio	60.5%	61.5%	62.1%

Total non-interest expense increased $8.2 million in 2016 compared to 2015 and $19.1 million in 2015 compared to 2014. Included in total non-interest expense are merger-related expenses totaling $4.7 million in 2016 and certain other charges (described below) totaling $12.9 million in 2015 and $9.5 million in 2014.

The improvement in the efficiency ratio in 2016 compared to 2015 reflects increases in both adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $6.1 million in 2016 compared to 2015 and $13.5 million in 2015 compared to 2014. Compensation and benefits includes severance-related costs totaling $0.7 million in 2016, $2.4 million in 2015 and $3.3 million in 2014. Excluding such costs, compensation and benefits increased $7.8 million, or 1.7%, in 2016 compared to 2015, and $14.4 million, or 3.3%, in 2015 compared to 2014. The increases for both periods primarily reflect normal merit increases, higher incentive-related costs and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance, partially offset by lower health-care and pension-related costs. Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for its pension and other postretirement plans. For 2016, pension-related expense declined by $3.1 million as a result of this change in accounting estimate (see Note 17 to the Consolidated Financial Statements).

The increases in occupancy and equipment expense primarily reflects higher equipment-related costs partially offset by the benefits from consolidating branches and other office space over the past few years. In 2016, the Company closed 11 branches compared to 18 branches in 2015 and eight branches in 2014. Since the beginning of 2011, the Company has closed 65 branches, most of which were traditional branches, and opened 27 branches, of which 16 are more cost efficient Stop & Shop locations.

Professional and outside services fees include merger-related expenses totaling $3.9 million in 2016 (none in 2015 and 2014). Excluding such expenses, professional and outside services fess decreased $4.1 million in 2016 compared to 2015 and increased $14.9 million in 2015 compared to 2014. The decrease in professional and outside services fees in 2016 compared to 2015 is primarily related to the timing of certain projects in 2016 as well as a higher level of spending in 2015. The increase in professional and outside services fees in 2015 compared to 2014 is primarily related to costs associated with a number of initiatives focused on enhancing the Company’s product offerings and processes. The fluctuations in operating lease expense primarily relates to the levels of equipment leased to PCLC customers. The decrease in advertising and promotion in both 2016 and 2015 primarily reflects lower levels of spending on certain advertising campaigns.

Regulatory assessments include FDIC insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments in 2016 compared to 2015 primarily reflects an increase in the Bank’s average total assets over this period, a $2.4 million benefit recognized in 2015 from the overpayment of FDIC assessments in prior periods, as well as a change in deposit insurance assessments discussed below.

In March 2016, the FDIC issued a final rule that will serve to implement a DFA provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the DIF to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. The rule became effective on July 1, 2016. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge to bring the DIF’s reserve ratio to 1.35% by the end of 2018. For the surcharge only, the assessment base would be reduced by $10 billion. The Company anticipates the impact of the surcharge may increase regulatory assessment expense by $2.5 million to $3.0 million on an annual basis.

Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $24.7 million in 2017; $13.2 million in 2018; $12.4 million in 2019; $12.0 million in 2020; and $11.7 million in 2021.

Included in other non-interest expense in 2015 and 2014 are expenses totaling $10.5 million and $6.2 million, respectively, relating to charges associated with the writedowns of certain banking house assets and related lease termination costs (none in 2016).

Income Taxes

Income tax expense totaled $128.5 million, $130.4 million and $128.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. People’s United’s effective income tax rate was 31.4%, 33.4% and 33.9% for the respective years. Income tax expense in 2016 includes $5.3 million of federal income tax credits, which relate, primarily, to an increase in tax-advantaged investments (see below). People’s United’s effective income tax rate for 2017 is expected to be approximately 32%.

Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing tax benefits, including federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is now included as a component of income tax expense, totaled $12.6 million, $12.6 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Securities

	2016		2015		2014
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held to maturity:
Debt securities:
State and municipal	$1,499.1	$1,509.5	$1,019.6	$1,075.3	$832.8	$880.1
GSE mortgage-backed securities	500.8	497.6	588.5	585.7	—	—
Other	5.5	5.5	1.5	1.5	1.5	1.5

Total securities held to maturity	$2,005.4	$2,012.6	$1,609.6	$1,662.5	$834.3	$881.6

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$889.9	$859.7	$363.7	$362.8	$56.5	$56.8
GSE mortgage-backed securities and CMOs	3,573.1	3,550.0	4,191.3	4,164.7	3,943.4	3,936.7

Total debt securities	4,463.0	4,409.7	4,555.0	4,527.5	3,999.9	3,993.5
Equity securities	0.2	0.2	0.2	0.2	0.2	0.2

Total securities available for sale	$4,463.2	$4,409.9	$4,555.2	$4,527.7	$4,000.1	$3,993.7

People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. The Company’s management believes that a large securities portfolio funded with wholesale borrowings provides limited economic value and therefore, at December 31, 2016, the securities portfolio only comprised 16% of total assets.

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

The Company invests in debt securities rated in the highest categories assigned by nationally recognized statistical ratings organizations (“NRSRO”) and all credit risk undergoes an internal creditworthiness assessment separate from NRSRO ratings. Management has internal guidelines for the credit quality and duration of People’s United’s debt securities portfolio and monitors these on a regular basis.

At December 31, 2016, the fair value of People’s United’s securities available for sale portfolio totaled $4.41 billion, or 11% of total assets, compared to $4.53 billion, or 12% of total assets, at December 31, 2015 and $3.99 billion, or 11% of total assets, at December 31, 2014. The decrease in the fair value of the securities available for sale in 2016 compared to 2015 primarily reflects: (i) principal repayments and maturities of GSE mortgage-backed securities and CMOs; (ii) the sale of low-yielding and short maturity U.S. Treasury and CMO securities in the quarter ended December 31, 2016; (iii) an increase in the unrealized loss on debt securities; and (iv) purchases of U.S. Treasury securities. The increase in the fair value of the securities available for sale in 2015 compared to 2014 primarily reflects net purchases of GSE mortgage-backed securities and U.S. Treasury and agency securities, partially offset by an increase in the unrealized loss on debt securities. The increases in investment grade state and municipal securities in both 2016 and 2015 reflects the Company’s continued investment in such securities based on their value relative to other securities of comparable duration, yield and credit risk.

At December 31, 2016, 2015 and 2014, the amortized cost exceeded the fair value of the securities available for sale portfolio by $53.3 million, $27.5 million and $6.4 million, respectively.

All unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of these securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 4.7 years, 4.2 years and 4.1 years at December 31, 2016, 2015 and 2014, respectively.

In addition to the held to maturity and available for sale securities discussed above, the Bank holds shares of capital stock in both the FHLB of Boston and New York and the FRB-NY. Dividend income on FHLB capital stock totaled $5.8 million, $4.6 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Dividend income on FRB-NY capital stock totaled $3.1 million for the year ended December 31, 2016 and $7.1 million for approximately 10 months in 2015. On February 18, 2016, the FRB issued an interim final rule, which serves to implement a reduction in the dividend rate paid on Federal Reserve Bank capital stock from an annual fixed-rate of 6% to the lesser of 6% or a rate based on 10-year Treasury notes, for those banks with total assets greater than $10 billion, including the Bank. The Company estimates that dividend income from FRB-NY capital stock may be reduced by approximately $5 million on an annual basis.

Lending Activities

People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. The Company’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $1.33 billion in 2016 compared to 2015 and increased $1.82 billion in 2015 compared to 2014. Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2016, 2015 and 2014, the carrying amount of the acquired loan portfolio totaled $610.2 million, $796.6 million, and $1.05 billion, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2016	2015	2014	2013	2012
Commercial:
Commercial real estate	$10,247.3	$10,028.8	$9,404.3	$8,921.6	$7,294.2
Commercial and industrial	8,125.1	7,748.7	7,189.6	6,302.1	6,047.7
Equipment financing	3,032.5	2,973.3	2,865.5	2,593.1	2,352.3

Total Commercial Portfolio	21,404.9	20,750.8	19,459.4	17,816.8	15,694.2

Retail:
Residential mortgage:
Adjustable-rate	5,549.1	4,851.2	4,393.8	3,895.3	3,335.2
Fixed-rate	667.6	605.8	538.2	521.3	550.9

Total residential mortgage	6,216.7	5,457.0	4,932.0	4,416.6	3,886.1

Home equity and other consumer:
Home equity	2,072.6	2,153.7	2,143.1	2,084.6	2,051.5
Other consumer	50.7	49.4	57.5	72.3	104.8

Total home equity and other consumer	2,123.3	2,203.1	2,200.6	2,156.9	2,156.3

Total Retail Portfolio	8,340.0	7,660.1	7,132.6	6,573.5	6,042.4

Total loans	$29,744.9	$28,410.9	$26,592.0	$24,390.3	$21,736.6

People’s United’s loan portfolio is primarily concentrated within New England with 59% of the total loan portfolio representing loans to customers located within the New England states at both December 31, 2016 and 2015, and 19% and 20% represents loans to customers located in New York at those dates, respectively.

Total Loans

As of December 31 (dollars in millions)

Contractual Maturity and Interest Rate Sensitivity

The following table presents the contractual maturity of total loans as of December 31, 2016:

(in millions)	Commercial	Retail	Total
Amounts due:
One year or less	$2,848.8	$95.7	$2,944.5

After one year:
One to five years	9,298.1	188.4	9,486.5
Over five years	9,258.0	8,055.9	17,313.9

Total due after one year	18,556.1	8,244.3	26,800.4

Total	$21,404.9	$8,340.0	$29,744.9

The following table presents, as of December 31, 2016, loan amounts due after December 31, 2017, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$10,730.3	$7,825.8	$18,556.1
Retail	7,226.3	1,018.0	8,244.3

Total loans due after one year	$17,956.6	$8,843.8	$26,800.4

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans and construction loans:

As of December 31, 2016 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,943.6	$3,418.2	$2,763.3	$8,125.1
Construction loans:
Commercial real estate	166.7	153.2	284.2	604.1
Residential mortgage	13.1	71.1	—	84.2

Total	$2,123.4	$3,642.5	$3,047.5	$8,813.4

As of December 31, 2016 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$6,326.9	$500.1	$94.5	$6,921.5
Fixed rates	220.6	667.1	1,004.2	1,891.9

Total	$6,547.5	$1,167.2	$1,098.7	$8,813.4

Commercial Portfolio

The commercial lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multi-family) sector, which represented 37% of this loan portfolio at December 31, 2016.

As of December 31 (in millions)	2016	2015
Property Type:
Residential (multi-family)	$3,790.1	$3,807.2
Retail	2,530.1	2,450.5
Office buildings	2,173.7	2,137.3
Industrial/manufacturing	604.9	578.4
Hospitality/entertainment	548.9	490.2
Mixed/special use	220.3	259.2
Self-storage	170.3	136.7
Health care	124.5	63.9
Land	41.8	56.7
Other	42.7	48.7

Total commercial real estate	$10,247.3	$10,028.8

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio increased $219 million in 2016 compared to 2015, reflecting originated loan growth of $316 million, or 3% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. The commercial real estate portfolio increased $625 million in 2015 compared to 2014, reflecting originated loan growth of $737 million, or 8% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. Included in the commercial real estate portfolio are construction loans totaling $604 million and $631 million at December 31, 2016 and 2015, respectively, net of the unadvanced portion of such loan totaling $243 million and $314 million, respectively. During 2015, the Company sold acquired loans with outstanding principal balances of $24.1 million (carrying amounts of $22.3 million) and recognized net gains on sales totaling $1.7 million (none in 2016).

At December 31, 2016 and 2015, 35% and 36%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York, and 19% was secured by properties located in Connecticut in both years. In addition, 26% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at both December 31, 2016 and 2015. No other state exposure was greater than 6% at December 31, 2016.

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

As of December 31, 2016 (percent)

Commercial and Industrial

People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2016	2015
Industry:
Finance and insurance	$1,520.8	$1,374.9
Service	1,392.8	1,390.1
Manufacturing	1,111.4	1,004.2
Wholesale distribution	1,084.2	880.6
Health services	899.4	849.4
Retail sales	741.9	633.0
Real estate, rental and leasing	584.7	797.7
Transportation/utility	252.5	225.6
Construction	194.1	182.0
Arts/entertainment/recreation	131.4	146.1
Information/media	95.5	125.2
Public administration	56.6	61.8
Mining, oil and gas	9.0	31.7
Other	50.8	46.4

Total commercial and industrial	$8,125.1	$7,748.7

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

In 2016, the commercial and industrial portfolio increased $376 million compared to 2015, reflecting originated loan growth of $413 million, or 5% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio. In 2015, the commercial and industrial portfolio increased $559 million compared to 2014, reflecting originated loan growth of $635 million, or 9% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio.

At December 31, 2016 and 2015, the commercial and industrial portfolio included $596 million and $526 million, respectively, of asset-based lending loans, of which 81% were to customers located within the Company’s geographic footprint at December 31, 2016. The commercial and industrial portfolio also includes $1.1 billion of mortgage warehouse loans at December 31, 2016, compared to $963 million at December 31, 2015. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2016, 12% of the mortgage warehouse loans were to customers located within the Company’s footprint.

At both December 31, 2016 and 2015, 22% of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 38% and 39% at December 31, 2016 and 2015, respectively. No other state exposure was greater than 15%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification by Industry

As of December 31, 2016 (percent)

Equipment Financing

PCLC and PUEFC provide equipment financing for customers in all 50 states, specializing in financing for the: transportation/utility; real estate, rental and leasing; construction; and printing industries. PCLC will buy or sell portions of financing transactions in the secondary market to manage the concentration risk of its overall portfolio. In addition, PCLC provides customers with the option to lease equipment. Substantially the entire equipment financing portfolio (96% and 97% at December 31, 2016 and 2015, respectively) was to customers located outside of New England. At December 31, 2016, 29% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York, and no other state exposure was greater than 5%.

As of December 31 (in millions)	2016	2015
Industry:
Transportation/utility	$1,088.3	$1,076.2
Real estate, rental and leasing	427.9	370.0
Construction	410.0	407.3
Printing	197.8	182.0
Waste	186.0	204.0
Wholesale distribution	145.8	162.6
Manufacturing	139.7	155.1
Packaging	135.2	137.5
Service	79.0	72.1
Health services	57.2	56.2
Mining, oil and gas	51.8	66.5
Other	113.8	83.8

Total equipment financing	$3,032.5	$2,973.3

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The equipment financing portfolio increased $59 million in 2016 compared to 2015, reflecting originated loan growth of $63 million, or 2% of the equipment and financing portfolio, partially offset by run-off in the PUEFC acquired loan portfolio. Operating on a national scale, equipment financing represented 14% of the commercial portfolio at both December 31, 2016 and 2015. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.

Equipment Financing Diversification by Industry

As of December 31, 2016 (percent)

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

At December 31, 2016 and 2015, 82% and 86%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England. At December 31, 2016, the residential mortgage loan portfolio included $1.2 billion of interest-only loans, compared to $1.1 billion at December 31, 2015. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2016 and 2015 are construction loans totaling $84 million and $106 million, respectively.

People’s United’s residential mortgage originations totaled $2.3 billion in 2016, $2.0 billion in 2015 and $1.6 billion in 2014. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. Adjustable-rate residential mortgage loans accounted for 75% of total residential mortgage originations in 2016, compared to 69% in 2015 and 74% in 2014.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

In 2016, adjustable-rate residential mortgage loans increased $698 million compared to 2015, reflecting originated loan growth of $721 million, or 15% of adjustable-rate residential mortgage loans, partially offset by run-off in the acquired portfolio. In 2015, adjustable-rate residential mortgage loans increased $457 million compared to 2014, reflecting originated loan growth of $479 million, or 11% of adjustable-rate residential mortgage loans, partially offset by run-off in the acquired portfolio. Fixed-rate residential mortgage loans increased $62 million in 2016 compared to 2015 and $68 million in 2015 compared to 2014. The Company currently retains in its portfolio most of its originated adjustable-rate and certain fixed-rate residential mortgage loans.

Residential Mortgage Originations by Product

Year ended December 31, 2016 (percent)

People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Home Equity and Other Consumer Lending

People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2016, 87% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s home equity and other consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2016	2015
Home equity lines of credit	$1,883.3	$1,964.8
Home equity loans	189.3	188.9
Other	50.7	49.4

Total home equity and other consumer	$2,123.3	$2,203.1

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

OCC guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2016 are $22.5 million of such loans. Of this amount, $14.8 million, or 65%, were less than 90 days past due on their payments as of that date.

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

During 2016, we performed 91 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $153.2 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At December 31, 2016, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2016, non-performing residential mortgage loans totaling $0.6 million had current LTV ratios of more than 100%. At December 31, 2016, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 756, respectively.

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

During 2016, the Company repurchased from GSEs and other parties two residential mortgage loans that we had previously sold to the GSEs and other parties. The balances of the loans at the time of the repurchase totaled $0.6 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued seven investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million as of December 31, 2016.

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

The following table sets forth, as of December 31, 2016, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2017	$217.9
2018	272.0
2019	121.1
2020	203.8
2021	340.0
Later years	2,476.2

Total	$3,631.0

Approximately 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2016 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,672.0	$7.8	0.47%
Amortizing payment	211.3	12.7	6.01

For the three months ended December 31, 2016, 38% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2016, full and complete first lien position data was not readily available for 31% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2016, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.2 million.

As of December 31, 2016, full and complete first lien position data was readily available for 69%, or $1.4 billion, of the home equity portfolio. Of that total, 39%, or $546.9 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $191.4 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2016, there were 21 loans totaling $3.6 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 15 of the loans (totaling $2.5 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 15 loans was $0.1 million as of December 31, 2016. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of December 31, 2016.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2016, 93% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of December 31, 2016, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 759, respectively.

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

People’s United’s construction loan portfolio totaled $604.1 million (2% of total loans) at December 31, 2016. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $847.2 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2016, construction loans totaling $272.5 million had remaining available interest reserves of $18.6 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $8.9 million of restructured construction loans at December 31, 2016.

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

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, acquired loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference”, includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. At December 31, 2016 and 2015, the allowance for loan losses on acquired loans was $6.3 million and $8.1 million, respectively.

Selected asset quality metrics presented below distinguish between the ‘originated’ portfolio and the ‘acquired’ portfolio. All loans acquired in connection with acquisitions comprise the acquired loan portfolio; all other loans of the Company comprise the originated portfolio, including originations subsequent to the respective acquisition dates.

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2016	2015	2014	2013	2012
Allowance for loan losses on originated loans:
Balance at beginning of period	$202.9	$188.1	$177.5	$177.5	$175.5

Charge-offs:
Commercial:
Commercial real estate	(1.0)	(3.9)	(11.3)	(10.1)	(15.8)
Commercial and industrial	(6.1)	(9.8)	(9.4)	(16.8)	(11.2)
Equipment financing	(6.4)	(6.4)	(1.6)	(2.8)	(4.6)

Total	(13.5)	(20.1)	(22.3)	(29.7)	(31.6)

Retail:
Residential mortgage	(2.5)	(2.5)	(3.6)	(6.5)	(7.2)
Home equity	(5.0)	(4.1)	(5.5)	(7.2)	(6.4)
Other consumer	(1.0)	(1.3)	(2.0)	(2.3)	(2.7)

Total	(8.5)	(7.9)	(11.1)	(16.0)	(16.3)

Total charge-offs	(22.0)	(28.0)	(33.4)	(45.7)	(47.9)

Recoveries:
Commercial:
Commercial real estate	0.6	1.1	0.3	1.2	1.3
Commercial and industrial	1.3	1.4	2.2	1.7	1.2
Equipment financing	0.2	2.4	1.1	0.8	0.7

Total	2.1	4.9	3.6	3.7	3.2

Retail:
Residential mortgage	1.4	1.1	1.3	0.7	0.8
Home equity	1.1	0.8	0.5	0.8	1.0
Other consumer	0.5	0.5	0.6	1.0	1.5

Total	3.0	2.4	2.4	2.5	3.3

Total recoveries	5.1	7.3	6.0	6.2	6.5

Net loan charge-offs	(16.9)	(20.7)	(27.4)	(39.5)	(41.4)
Provision for loan losses	37.0	35.5	38.0	39.5	43.4

Balance at end of period	$223.0	$202.9	$188.1	$177.5	$177.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$8.1	$10.2	$10.3	$10.5	$7.4
Charge-offs	(1.4)	—	(2.7)	(4.4)	(2.7)
Provision for loan losses	(0.4)	(2.1)	2.6	4.2	5.8

Balance at end of period	$6.3	$8.1	$10.2	$10.3	$10.5

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.95%	0.90%	0.91%	0.95%	1.13%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.30	0.28	0.27	0.30	0.36
Total originated allowance for loan losses as a percentage of:
Originated loans	0.77	0.73	0.74	0.78	0.91
Originated non-performing loans	150.6	127.3	95.5	81.9	70.3

The provision for loan losses on originated loans totaled $37.0 million in 2016, reflecting net loan charge-offs of $16.9 million and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $35.5 million in 2015, reflecting net loan charge-offs of $20.7 million and an increase in the originated allowance for loan losses in response to growth in both the commercial and residential mortgage loan portfolios. The originated allowance for loan losses as a percentage of originated loans was 0.77% at December 31, 2016 and 0.73% at December 31, 2015.

The provision for loan losses on acquired loans in 2016 reflects net loan charge-offs of $1.4 million and an allowance reversal, while the provision for loan losses on acquired loans in the year-ago period reflects an allowance reversal.

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

The following table summarizes net loan charge-offs by loan portfolio class and total net loan charge-offs to total average loans:

Years ended December 31	2016	2015	2014	2013	2012
Commercial:
Commercial real estate	0.02%	0.03%	0.15%	0.16%	0.24%
Commercial and industrial	0.06	0.11	0.11	0.26	0.18
Equipment financing	0.21	0.14	0.02	0.08	0.19
Retail:
Residential mortgage	0.02	0.03	0.05	0.15	0.17
Home equity	0.19	0.16	0.24	0.31	0.26
Other consumer	0.70	1.21	1.87	1.29	0.93
Total portfolio	0.06%	0.08%	0.12%	0.19%	0.21%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2016		2015		2014		2013		2012
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$73.7	34.5%	$73.1	35.3%	$63.8	35.4%	$65.0	36.6%	$60.0	33.6%
Commercial and industrial	86.4	27.3	80.0	27.3	78.2	27.0	72.5	25.8	75.5	27.8
Equipment financing	38.7	10.2	28.7	10.4	27.6	10.8	21.0	10.6	22.0	10.8
Retail:
Residential mortgage	16.7	20.9	11.2	19.2	9.2	18.5	10.0	18.1	12.0	17.9
Home equity	6.9	7.0	8.9	7.6	8.3	8.1	8.0	8.6	6.7	9.4
Other consumer	0.6	0.1	1.0	0.2	1.0	0.2	1.0	0.3	1.3	0.5

Total originated allowance for loan losses	$223.0	100.0%	$202.9	100.0%	$188.1	100.0%	$177.5	100.0%	$177.5	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2016 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2016 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2016 or 2015.

People’s United’s non-performing assets are summarized as follows:

As of December 31 (dollars in millions)	2016	2015	2014	2013	2012
Originated non-performing loans:
Commercial:
Commercial real estate	$22.3	$30.2	$60.2	$70.8	$84.4
Commercial and industrial	41.5	44.9	55.8	43.8	54.8
Equipment financing	39.4	27.5	25.4	23.2	27.2

Total	103.2	102.6	141.4	137.8	166.4

Retail:
Residential mortgage	27.4	37.2	37.6	58.9	65.0
Home equity	17.4	19.5	17.9	19.8	21.0
Other consumer	—	0.1	0.1	0.1	0.3

Total	44.8	56.8	55.6	78.8	86.3

Total originated non-performing loans (1)	148.0	159.4	197.0	216.6	252.7

REO:
Residential	8.1	7.1	13.6	13.6	17.2
Commercial	4.0	5.5	11.0	13.1	11.4

Total REO	12.1	12.6	24.6	26.7	28.6

Repossessed assets	7.2	9.5	2.5	4.5	8.3

Total non-performing assets	$167.3	$181.5	$224.1	$247.8	$289.6

Originated non-performing loans as a percentage of originated loans	0.51%	0.58%	0.77%	0.95%	1.30%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.57	0.66	0.88	1.08	1.48
Tangible stockholders’ equity and originated allowance for loan losses	5.19	6.38	8.24	9.47	9.45

(1)	Reported net of government guarantees totaling $13.1 million, $16.9 million, $17.6 million, $19.4 million and $9.7 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2016, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The table above excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $21.6 million and $3.1 million, respectively, at December 31, 2016; $27.7 million and $2.3 million, respectively, at December 31, 2015; $100.6 million and $3.0 million, respectively, at December 31, 2014; $138.0 million and $4.5 million, respectively, at December 31, 2013; $173.6 million and $8.0 million, respectively, at December 31, 2012. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets decreased $14.2 million from December 31, 2015 and equaled 0.57% of originated loans, REO and repossessed assets at December 31, 2016. The decrease in total non-performing assets from December 31, 2015 primarily reflects decreases of $9.8 million in non-performing residential mortgage loans and $7.9 million in non-performing commercial real estate loans, partially offset by an increase of $11.9 million in non-performing equipment financing loans.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $532.0 million in originated potential problem loans at December 31, 2016. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2016, originated potential problem loans consisted of equipment financing loans ($264.9 million), commercial and industrial loans ($201.1 million) and commercial real estate loans ($66.0 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding

People’s United’s primary funding sources are deposits and stockholders’ equity, which represent 86% of total assets at December 31, 2016. Borrowings and notes and debentures also are available sources of funding.

Deposits

People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 387 branches, including 146 full-service Stop & Shop supermarket branches, 593 ATMs, telephone banking and an Internet banking site.

	2016		2015		2014
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$6,660.8	—%	$6,178.6	—%	$5,655.1	—%

Money market	7,802.2	0.30	7,648.3	0.29	8,396.2	0.22
Interest-bearing checking	6,457.9	0.23	5,572.5	0.16	2,989.4	0.14

Total	14,260.1	0.27	13,220.8	0.23	11,385.6	0.20

Savings	4,397.7	0.14	4,199.9	0.13	3,866.8	0.16

Time deposits maturing:
Within 3 months	1,054.9	0.70	991.5	0.69	1,254.3	0.63
After 3 but within 6 months	852.4	0.75	679.6	0.86	912.5	0.62
After 6 months but within 1 year	835.2	0.75	1,915.6	1.10	1,306.7	0.79
After 1 but within 2 years	1,256.3	1.09	636.1	1.06	1,341.0	1.36
After 2 but within 3 years	142.7	1.26	153.5	0.98	230.9	1.40
After 3 but within 4 years	335.1	1.81	101.9	1.46	85.5	1.07
After 4 but within 5 years	65.5	1.03	339.6	1.81	96.2	1.51
After 5 years	0.1	0.93	0.3	2.44	3.6	2.45

Total	4,542.2	0.93	4,818.1	1.03	5,230.7	0.91

Total deposits	$29,860.8	0.29%	$28,417.4	0.30%	$26,138.2	0.29%

Deposits equaled 74%, 73% and 73% of total assets at December 31, 2016, 2015 and 2014, respectively. Deposits and stockholders’ equity constituted 87%, 86% and 87% of People’s United’s funding base at December 31, 2016, 2015 and 2014, respectively.

The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2016, People’s United’s network of Stop & Shop branches held $4.3 billion in total deposits and deposits in supermarket branches open for more than one year averaged $30 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 22%, 22% and 23% of total deposits at December 31, 2016, 2015 and 2014, respectively. Time deposits of $100,000 or more totaled $2.0 billion at December 31, 2016, of which $374 million mature within three months, $359 million mature after three months but within six months, $378 million mature after six months but within one year and $870 million mature after one year. Included in total deposits at December 31, 2016 are $2.6 billion of brokered deposits, comprised of interest-bearing checking ($1.6 billion), money market ($505 million) and time deposits ($541 million). See Note 9 to the Consolidated Financial Statements for additional information concerning deposits.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United’s time deposits by rate category:

As of December 31 (in millions)	2016
0.50% or less	$1,419.7
0.51% to 1.00%	844.0
1.01% to 1.50%	1,828.2
1.51% to 2.00%	380.9
2.01% to 2.50%	66.9
2.51% and greater	2.5

Total	$4,542.2

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding:

	Period to Maturity from December 31, 2016
As of December 31, 2016 (in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three to four years	Over four to five years	Over five years	Total
0.50% or less	$571.6	$308.6	$383.8	$152.6	$3.0	$—	$0.1	$—	$1,419.7
0.51% to 1.00%	228.9	186.3	155.6	117.9	74.4	37.1	43.7	0.1	844.0
1.01% to 1.50%	207.7	321.0	272.5	981.2	12.1	13.3	20.4	—	1,828.2
1.51% to 2.00%	26.4	33.0	23.1	3.6	52.8	241.3	0.7	—	380.9
2.01% to 2.50%	18.8	3.4	0.2	0.3	0.2	43.4	0.6	—	66.9
2.51% and greater	1.5	0.1	—	0.7	0.2	—	—	—	2.5

Total	$1,054.9	$852.4	$835.2	$1,256.3	$142.7	$335.1	$65.5	$0.1	$4,542.2

Borrowings

People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.

At December 31, 2016, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

At December 31, 2016, total borrowings equaled 10% of total assets, compared to 11% at December 31, 2015 and 10% at December 31, 2014. FHLB advances, federal funds purchased and customer repurchase agreements represented 8%, 2% and 1% of total assets at December 31, 2016, respectively. At December 31, 2016, other borrowings consisted of cash collateral received from institutional counterparties for certain derivative positions. See Note 10 to the Consolidated Financial Statements for additional information concerning borrowings.

	2016		2015		2014
As of December 31 (dollars in millions)	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$2,250.0	0.69%	$2,750.0	0.44%	$1,825.0	0.26%
After 1 month but within 1 year	550.0	0.77	450.0	0.57	200.2	0.24
After 1 but within 2 years	256.1	2.71	—	—	—	—
After 2 but within 3 years	—	—	258.6	2.71	—	—
After 3 but within 4 years	—	—	—	—	261.1	2.71
After 5 years	5.0	1.34	5.2	1.34	5.4	1.33

Total FHLB advances	3,061.1	0.87	3,463.8	0.63	2,291.7	0.54

Federal funds purchased maturing:
Within 1 month	617.0	0.71	374.0	0.32	913.0	0.15

Customer repurchase agreements maturing:
Within 1 month	343.3	0.19	469.5	0.19	486.0	0.18

Other borrowings maturing:
Within 1 year	35.4	0.55	—	—	1.0	1.75

Total borrowings	$4,056.8	0.79%	$4,307.3	0.55%	$3,691.7	0.39%

Notes and Debentures

Notes and debentures totaled $1.0 billion at December 31, 2016, 2015 and 2014, and equaled 3% of total assets at each respective date. On February 14, 2017, the Company repaid the $125 million 5.80% fixed-rate/floating-rate subordinated notes. Concurrent with the repayment, the interest rate swap designated to these subordinated notes matured. See Notes 11 and 21 to the Consolidated Financial Statements for additional information concerning notes and debentures and interest rate swaps.

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

	Payments Due by Period
As of December 31, 2016 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$4,056.8	$3,795.7	$256.1	$—	$5.0
Notes and debentures	1,030.1	125.0	—	—	905.1
Interest payments on fixed-rate borrowings and notes and debentures (1)	257.5	46.8	75.6	68.6	66.5
Operating leases	357.3	58.8	103.8	88.1	106.6
Purchase obligations	244.2	91.4	118.0	34.8	—

Total	$5,945.9	$4,117.7	$553.5	$191.5	$1,083.2

(1)	Interest payments on floating-rate borrowings and notes and debentures are not included in the table above as the timing and amount of such payments is uncertain. See Notes 10 and 11 to the Consolidated Financial Statements.

Future contingent commitments totaling $92.5 million at December 31, 2016, related to limited partnership affordable housing investments, are not included in the table above as the timing of the related capital calls cannot be estimated. Similarly, income tax liabilities totaling $2.8 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. See Note 12 to the Consolidated Financial Statements.

Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $25.5 million in less than one year; $46.1 million in one to three years; $49.0 million in four to five years; and $140.6 million after five years. See Note 17 to the Consolidated Financial Statements.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2016, People’s United (parent company) liquid assets included $309 million in cash and $75 million in debt securities available for sale while the Bank’s liquid assets included $4.3 billion in debt securities available for sale and $305 million in cash and cash equivalents. Securities available for sale with a fair value of $1.83 billion at December 31, 2016 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $29.9 billion at December 31, 2016 and represented 74% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.1 billion and $1.0 billion, respectively, at December 31, 2016, representing 10% and 3%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2016, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date.

Earning Asset Mix	Funding Base

$36.7 billion as of December 31, 2016 (percent)	$40.1 billion as of December 31, 2016 (percent)

At December 31, 2016, the Bank had outstanding commitments to originate loans totaling $1.5 billion and approved, but unused, lines of credit extended to customers totaling $6.3 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.14 billion at December 31, 2016, a $410.3 million increase from December 31, 2015. This increase primarily reflects net income in 2016 of $281.0 million, net proceeds from the issuance of preferred stock of $244.1 million and net restricted stock and stock option-related transactions in 2016 totaling $105.0 million, partially offset by common dividends paid in 2016 of $205.7 million. As a percentage of total assets, stockholders’ equity was 12.7% at December 31, 2016 compared to 12.2% at December 31, 2015. Tangible common equity as a percentage of tangible assets was 7.2% at both December 31, 2016 and 2015.

On October 31, 2016, People’s United issued 10.0 million shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Proceeds from the issuance are presented in the Consolidated Statements of Condition net of issuance costs totaling $5.9 million. Dividends on the preferred stock are based on the liquidation preference amount and, when and if declared, will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2016.

People’s United’s total stockholders’ equity was $4.73 billion at December 31, 2015, a $98.5 million increase from December 31, 2014. This increase primarily reflects net income in 2015 of $260.1 million and net restricted stock and stock option-related transactions totaling $43.2 million in 2015, partially offset by dividends paid in 2015 of $201.2 million. Stockholders’ equity equaled 12.2% of total assets at December 31, 2015 compared to 12.9% at December 31, 2014. Tangible common equity equaled 7.2% of tangible assets at December 31, 2015 compared to 7.5% at December 31, 2014.

Common dividends declared and paid per common share totaled $0.6775, $0.6675 and $0.6575 for the years ended December 31, 2016, 2015 and 2014, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) for the years ended December 31, 2016, 2015 and 2014 was 73.7%, 77.3% and 78.2%, respectively. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.17 per share in January 2017, which was paid on February 15, 2017 to shareholders of record on February 1, 2017.

The Bank paid cash dividends totaling $271 million, $245 million and $244 million to People’s United (parent company) in 2016, 2015 and 2014, respectively, and $69 million in February 2017.

Regulatory Capital Requirements

On January 1, 2015, both People’s United and the Bank became subject to new capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. When fully phased-in on January 1, 2019, the Basel III capital rules will require U.S. financial institutions to maintain: (i) a minimum ratio of CET 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total risk-based capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2016, the capital conservation buffer is 0.625%. The capital conservation buffer increases for each year during the phase-in period as follows: 1.25% in 2017; 1.875% in 2018; and 2.5% in 2019.

The following summary compares People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2016 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2016, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $30.5 billion.

	As of December 31, 2016		Minimum Capital Required Basel III Phase-In (2016)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,256.1	8.4%	$1,546.7	4.0%	$1,933.4	5.0%
Bank	3,430.5	8.9	1,537.0	4.0	1,921.2	5.0

CET 1 Risk-Based Capital (2):
People’s United	3,012.0	9.9	1,565.2	5.125	1,985.1	6.5
Bank	3,430.5	11.3	1,562.5	5.125	1,981.8	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,256.1	10.7	2,023.3	6.625	2,443.2	8.0
Bank	3,430.5	11.3	2,019.9	6.625	2,439.1	8.0

Total Risk-Based Capital (4):
People’s United	3,802.9	12.5	2,634.1	8.625	3,054.0	10.0
Bank	4,062.1	13.3	2,629.7	8.625	3,048.9	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of December 31, 2016, both the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 10-20 basis points on a “fully phased-in” basis as compared to the risk-based capital ratios at December 31, 2016. See Note 14 to the Consolidated Financial Statements for additional information concerning both the Company’s and the Bank’s regulatory capital amounts and ratios.

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

The Company uses two sets of standard scenarios to measure net interest income at risk. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Internal policy regarding IRR simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 7% for a 100 basis point shift; 10% for a 200 basis point shift; and 15% for a 300 basis point shift. Yield curve twist scenarios assume the shape of the curve flattens or steepens instantaneously centered on the 18-month point of the curve, thereby segmenting the yield curve into a “short-end” and a “long-end”. Current internal policy specifies that for yield curve twist simulations, estimated net interest income at risk for the subsequent one-year period should not decline by more than 7% for a 100 basis point shift and 10% for a 200 basis point shift.

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2016 and 2015. Given the interest rate environment at December 31, 2016, simulations for interest rate declines of more than 75 basis points were not modeled for parallel shook scenarios.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2016	2015
+300	10.1%	9.6%
+200	7.3	6.9
+100	4.0	3.7
-75	(5.0)	n/a

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2016	2015
Short End -75	(2.6)%	n/a	%
Short End +100	1.7	1.8
Short End +200	3.3	3.6
Long End -100	(3.4)	(4.0)
Long End +100	2.3	2.0
Long End +200	4.3	3.5

The net interest income at risk simulation results indicate that at both December 31, 2016 and 2015, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 87% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based loans.

The increase in the Company’s asset sensitivity since December 31, 2015 primarily reflects (i) increases in one-month Libor-based loans and core deposits; (ii) fewer loans with “in the money floors” as both the Prime rate and one-month Libor rate have risen; and (iii) less reliance on short-term borrowings. The Company is more asset sensitive when the “long-end” rises compared to increases in the “short-end” due primarily to the limited amount of long-term liabilities funding long-term assets. Based on the Company’s IRR position at December 31, 2016, an immediate 100 basis point parallel increase in interest rates translates to an approximate $42 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at December 31, 2016, simulations for interest rate declines of more than 75 basis points were not modeled.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2016	2015
+300	(7.7)%	(6.4)%
+200	(3.1)	(2.0)
+100	(0.1)	0.5
-75	(2.8)	n/a

The Company’s economic value of equity at risk profile indicates that at December 31, 2016, the Company’s economic value of equity is moderately liability sensitive in a rising rate environment. The slight increase since December 31, 2015 reflects increases in the balances and duration of mortgage-backed securities and the residential loan portfolio, as well as a decrease in the weighted average life of non-maturity deposits driven, in part, by higher long-term interest rates.

People’s United’s IRR position at December 31, 2016, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderately liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2016, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2016, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing liabilities.

People’s United has entered into a pay fixed/receive floating interest rate swap to hedge the LIBOR-based floating interest rate payments on the Company’s $125 million subordinated notes (such payments began in February 2012). These notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to three-month LIBOR plus 68.5 basis points. People’s United has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating-rate interest amounts received under the swap are calculated using the same floating-rate paid on these notes. The swap effectively converts the variable-rate subordinated notes to a fixed-rate liability and consequently reduces People’s United’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge. On February 14, 2017, the Company repaid the $125 million 5.80% fixed-rate/floating-rate subordinated notes. Concurrent with the repayment, the interest rate swap designated to these subordinated notes matured.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2016 was $7.5 million, for which People’s United had posted collateral of $5.4 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.1 million in additional collateral would have been required.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
As of December 31, 2016 (dollars in millions)	Cash Flow Hedge		Fair Value Hedge
Notional principal amounts	$125.0		$375.0		$101.2
Weighted average interest rates:
Pay floating (receive fixed)	N/A		Libor +1.265% (4.00%	)	N/A
Pay fixed (receive floating)	1.99% (Libor + 0.685%	)	N/A		N/A
Weighted average remaining term to maturity (in months)	1		91		1
Fair value:
Recognized as an asset	$—		$13.6		$0.6
Recognized as a liability	0.1		—		0.3

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
As of December 31, 2016 (dollars in millions)	Commercial Customers		Institutional Counterparties
Notional principal amounts	$5,612.2		$5,620.2
Weighted average interest rates:
Pay floating (receive fixed)	0.90% (1.89%	)	—
Pay fixed (receive floating)	—		1.78% (0.90%	)
Weighted average remaining term to maturity (in months)	83		83
Fair value:
Recognized as an asset	$ 93.9		$ 65.6
Recognized as a liability	46.9		74.0

See Notes 21 and 22 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of December 31, 2016, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2016, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 86 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Nominees for Director” in the People’s United Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days of People’s United’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

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

People’s United has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the Code of Ethics is available on People’s United’s website at www.peoples.com, under “Investor Relations—Corporate Governance—Management.”

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

The information required by this item appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is herein incorporated by reference.

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

Consolidated Statements of Condition as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016)

3.2	Eight Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2017)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.2*	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.3*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.6*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*	People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.7(a)*	Form of Grant Agreement for Performance Shares under People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

10.7(b)*	Form of Grant Agreement for Stock Options under People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(c)*	Form of Grant Agreement for Restricted Stock under People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.8*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

Designation	Description

10.10(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

10.12*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.13*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.14*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.15*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.15(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.16*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

Designation	Description

10.17(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2017	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2017	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 1, 2017	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2017	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2017	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 1, 2017	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: March 1, 2017	By:	/s/ George P. Carter
George P. Carter
Chairman and Director

Date: March 1, 2017	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 1, 2017	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2017	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2017	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2017	By:	/s/ Richard M. Hoyt
Richard M. Hoyt
Director

Date: March 1, 2017	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 1, 2017	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 1, 2017	By:	/s/ Kirk W. Walters
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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control—Integrated Framework (2013) issued by COSO.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 1, 2017

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (“People’s”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of People’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s United Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), People’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of People’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of People’s United Financial, Inc.:

We have audited People’s United Financial, Inc.’s (“People’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). People’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on People’s internal control over financial reporting based on our audit.

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

In our opinion, People’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of People’s United Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2017

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2016	2015
Assets
Cash and due from banks (note 3)	$432.4	$334.8
Short-term investments (note 3)	181.7	380.5

Total cash and cash equivalents	614.1	715.3

Securities (note 4):
Trading account securities, at fair value	6.8	6.7
Securities available for sale, at fair value	4,409.9	4,527.7
Securities held to maturity, at amortized cost (fair value of $2.01 billion and $1.66 billion)	2,005.4	1,609.6
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	315.8	305.4

Total securities	6,737.9	6,449.4

Loans held for sale (note 5)	39.3	34.5

Loans (note 5):
Commercial real estate	10,247.3	10,028.8
Commercial and industrial	8,125.1	7,748.7
Equipment financing	3,032.5	2,973.3

Total Commercial Portfolio	21,404.9	20,750.8

Residential mortgage	6,216.7	5,457.0
Home equity and other consumer	2,123.3	2,203.1

Total Retail Portfolio	8,340.0	7,660.1

Total loans	29,744.9	28,410.9
Less allowance for loan losses	(229.3)	(211.0)

Total loans, net	29,515.6	28,199.9

Goodwill (notes 2 and 6)	1,992.7	1,958.7
Bank-owned life insurance	349.1	346.5
Premises and equipment, net (note 7)	244.5	257.8
Other acquisition-related intangible assets (notes 2 and 6)	149.4	129.1
Other assets (note 8)	967.2	855.5

Total assets	$40,609.8	$38,946.7

Liabilities
Deposits (note 9):
Non-interest-bearing	$6,660.8	$6,178.6
Savings	4,397.7	4,199.9
Interest-bearing checking and money market	14,260.1	13,220.8
Time	4,542.2	4,818.1

Total deposits	29,860.8	28,417.4

Borrowings (note 10):
Federal Home Loan Bank advances	3,061.1	3,463.8
Federal funds purchased and other borrowings	652.4	374.0
Customer repurchase agreements	343.3	469.5

Total borrowings	4,056.8	4,307.3

Notes and debentures (note 11)	1,030.1	1,033.1
Other liabilities (note 8)	520.2	457.3

Total liabilities	35,467.9	34,215.1

Commitments and contingencies (notes 20 and 21)

Stockholders’ Equity (note 13)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at December 31, 2016)	244.1	—
Common stock ($0.01 par value; 1.95 billion shares authorized; 405.0 million shares and 399.2 million shares issued)	4.0	3.9
Additional paid-in capital	5,446.1	5,337.7
Retained earnings	949.3	880.8
Unallocated common stock of Employee Stock Ownership Plan, at cost (7.0 million shares and 7.3 million shares) (note 17)	(144.6)	(151.8)
Accumulated other comprehensive loss (note 16)	(195.0)	(177.2)
Treasury stock, at cost (89.1 million shares at both dates)	(1,162.0)	(1,161.8)

Total stockholders’ equity	5,141.9	4,731.6

Total liabilities and stockholders’ equity	$40,609.8	$38,946.7

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per share data)	2016	2015	2014
Interest and dividend income:
Commercial real estate	$344.6	$343.5	$354.2
Commercial and industrial	255.0	234.8	225.7
Equipment financing	130.9	129.6	125.3
Residential mortgage	180.4	165.4	153.5
Home equity and other consumer	73.5	72.3	73.9

Total interest on loans	984.4	945.6	932.6
Securities	140.3	121.5	96.8
Loans held for sale	1.1	1.3	0.8
Short-term investments	1.5	0.5	0.4

Total interest and dividend income	1,127.3	1,068.9	1,030.6

Interest expense:
Deposits (note 9)	100.9	95.5	80.9
Borrowings (note 10)	22.8	11.5	11.1
Notes and debentures	31.4	29.8	26.7

Total interest expense	155.1	136.8	118.7

Net interest income	972.2	932.1	911.9
Provision for loan losses (note 5)	36.6	33.4	40.6

Net interest income after provision for loan losses	935.6	898.7	871.3

Non-interest income:
Bank service charges	98.0	100.7	105.7
Investment management fees	48.3	43.7	41.6
Operating lease income	41.2	42.3	41.6
Insurance revenue	32.9	30.7	29.9
Commercial banking lending fees	31.6	42.6	36.4
Cash management fees	25.0	24.5	22.9
Brokerage commissions	12.2	12.6	13.6
Net gains on sales of residential mortgage loans (note 5)	6.3	5.5	2.9
Net security (losses) gains (note 4)	(5.9)	—	3.0
Gain on sale of business, net of expenses (note 8)	—	9.2	20.6
Other non-interest income	53.1	40.6	32.6

Total non-interest income	342.7	352.4	350.8

Non-interest expense:
Compensation and benefits (notes 17 and 18)	455.6	449.5	436.0
Occupancy and equipment (notes 7 and 20)	150.4	149.5	147.3
Professional and outside services	67.8	68.0	59.2
Regulatory assessments	37.5	35.1	35.6
Operating lease expense	36.3	37.1	37.4
Amortization of other acquisition-related intangible assets (note 6)	23.6	23.9	24.8
Other non-interest expense	97.6	97.5	101.2

Total non-interest expense	868.8	860.6	841.5

Income before income tax expense	409.5	390.5	380.6
Income tax expense (note 12)	128.5	130.4	128.9

Net income	281.0	260.1	251.7
Preferred stock dividend	1.8	—	—

Net income available to common shareholders	$279.2	$260.1	$251.7

Earnings per common share (note 15):
Basic	$0.92	$0.86	$0.84
Diluted	0.92	0.86	0.84

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2016	2015	2014
Net income	$281.0	$260.1	$251.7

Other comprehensive loss, before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	(15.5)	(3.5)	(98.5)
Reclassification adjustment for net actuarial loss included in net income	7.2	9.1	8.4

Net actuarial (loss) gain	(8.3)	5.6	(90.1)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	(1.0)	(1.0)

Net actuarial (loss) gain and prior service credit	(9.1)	4.6	(91.1)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding (losses) gains arising during the year	(29.0)	(22.1)	70.9
Reclassification adjustment for net realized losses (gains) included in net income	5.9	—	(3.0)

Net unrealized (losses) gains	(23.1)	(22.1)	67.9

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.3	3.1	3.0

Net unrealized gains	3.3	3.1	3.0

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.2)	(1.1)	(0.9)
Reclassification adjustment for net realized losses included in net income	0.7	1.2	1.3

Net unrealized gains	0.5	0.1	0.4

Other comprehensive loss, before tax	(28.4)	(14.3)	(19.8)
Deferred income tax benefit related to other comprehensive loss	10.6	5.3	6.7

Total other comprehensive loss, net of tax (note 16)	(17.8)	(9.0)	(13.1)

Total comprehensive income	$263.2	$251.1	$238.6

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2013	$—	$3.9	$5,277.0	$779.0	$(166.2)	$(155.1)	$(1,170.2)	$4,568.4
Net income	—	—	—	251.7	—	—	—	251.7
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(13.1)	—	(13.1)
Cash dividends on common stock ($0.6575 per share)	—	—	—	(196.9)	—	—	—	(196.9)
Restricted stock awards	—	—	2.9	(2.0)	—	—	8.7	9.6
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(2.1)	7.2	—	—	5.1
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.0)	—	—	—	(3.0)
Stock options and related tax benefits	—	—	11.3	—	—	—	—	11.3

Balance at December 31, 2014	—	3.9	5,291.2	826.7	(159.0)	(168.2)	(1,161.5)	4,633.1
Net income	—	—	—	260.1	—	—	—	260.1
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(9.0)	—	(9.0)
Cash dividends on common stock ($0.6675 per share)	—	—	—	(201.2)	—	—	—	(201.2)
Restricted stock awards	—	—	10.6	0.2	—	—	(0.3)	10.5
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(1.8)	7.2	—	—	5.4
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.2)	—	—	—	(3.2)
Stock options and related tax benefits	—	—	35.9	—	—	—	—	35.9

Balance at December 31, 2015	—	3.9	5,337.7	880.8	(151.8)	(177.2)	(1,161.8)	4,731.6
Proceeds from issuance of preferred stock, net	244.1	—	—	—	—	—	—	244.1
Net income	—	—	—	281.0	—	—	—	281.0
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(17.8)	—	(17.8)
Cash dividends on common stock ($0.6775 per share)	—	—	—	(205.7)	—	—	—	(205.7)
Cash dividend on preferred stock	—	—	—	(1.8)	—	—	—	(1.8)
Restricted stock and performance-based share awards	—	—	9.7	0.1	—	—	(0.2)	9.6
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(1.7)	7.2	—	—	5.5
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.4)	—	—	—	(3.4)
Stock options and related tax benefits	—	0.1	98.7	—	—	—	—	98.8

Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$281.0	$260.1	$251.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	36.9	39.3	39.6
Provision for loan losses	36.6	33.4	40.6
Expense related to operating leases	36.3	37.1	37.4
Amortization of other acquisition-related intangible assets	23.6	23.9	24.8
Expense related to share-based awards	15.2	17.1	14.9
Deferred income tax expense	3.7	14.1	6.7
Employee Stock Option Plan common stock committed to be released	5.5	5.4	5.1
Net gains on sales of residential mortgage loans	(6.3)	(5.5)	(2.9)
Net security losses (gains)	5.9	—	(3.0)
Gain on sale of business, net of expenses	—	(9.2)	(20.6)
Net (gains) losses on sales of acquired loans	—	(1.7)	0.9
Originations of loans held-for-sale	(427.8)	(448.3)	(308.4)
Proceeds from sales of loans held-for-sale	429.3	453.5	300.4
Net (increase) decrease in trading account securities	(0.1)	1.6	—
Net changes in other assets and other liabilities	(104.2)	(92.5)	(37.2)

Net cash provided by operating activities	335.6	328.3	350.0

Cash Flows from Investing Activities:
Net decrease (increase) in securities purchased under agreements to resell	—	100.0	(100.0)
Proceeds from principal repayments and maturities of securities available for sale	925.0	821.4	686.7
Proceeds from sales of securities available for sale	647.2	305.9	539.2
Proceeds from principal repayments and maturities of securities held to maturity	117.3	25.6	64.4
Purchases of securities available for sale	(1,486.0)	(1,766.4)	(879.8)
Purchases of securities held to maturity	(513.1)	(803.3)	(251.4)
Net (purchases) redemptions of Federal Home Loan Bank stock	(1.0)	10.4	—
Net purchases of Federal Reserve Bank stock	(9.4)	(140.1)	—
Proceeds from sales of loans	3.5	31.3	9.7
Loan disbursements, net of principal collections	(1,260.2)	(1,856.5)	(2,241.5)
Purchases of loans	(93.5)	(9.5)	—
Purchases of premises and equipment	(23.6)	(29.8)	(19.5)
Purchases of leased equipment	(18.8)	(50.5)	(34.0)
Proceeds from sales of real estate owned	16.8	23.4	14.5
Return of premiums on bank-owned life insurance, net	2.2	1.2	1.4
Cash paid in acquisitions	(59.8)	(10.3)	—

Net cash used in investing activities	(1,753.4)	(3,347.2)	(2,210.3)

Cash Flows from Financing Activities:
Net increase in deposits	1,443.4	2,279.2	3,580.9
Net (decrease) increase in borrowings with terms of three months or less	(247.7)	619.5	(1,362.2)
Repayments of borrowings with terms of more than three months	(0.2)	(1.3)	(0.6)
Net proceeds from issuance of notes and debentures	—	—	394.4
Repayments of notes and debentures	—	—	(19.0)
Proceeds from issuance of preferred stock, net	244.1	—	—
Cash dividends paid on common stock	(205.7)	(201.2)	(196.9)
Cash dividend paid on preferred stock	(1.8)	—	—
Common stock repurchases	(3.4)	(3.2)	(3.0)
Proceeds from stock options exercised, including excess income tax benefits	87.9	27.5	6.0

Net cash provided by financing activities	1,316.6	2,720.5	2,399.6

Net (decrease) increase in cash and cash equivalents	(101.2)	(298.4)	539.3
Cash and cash equivalents at beginning of year	715.3	1,013.7	474.4

Cash and cash equivalents at end of year	$614.1	$715.3	$1,013.7

Supplemental Information:
Interest payments	$153.2	$136.2	$108.8
Income tax payments	113.3	107.8	109.7
Real estate properties acquired by foreclosure	19.4	14.7	17.6
Unsettled purchases of securities	5.0	5.0	91.5
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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly-liquid instruments, such as: (i) interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”); (ii) government-sponsored enterprise (“GSE”) debt securities with an original maturity of three months or less (determined as of the date of purchase); (iii) federal funds sold; (iv) commercial paper; and (v) money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities classified as cash equivalents are held to maturity and carry the implicit backing of the U.S. government, but are not direct obligations of the U.S. government.

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

Debt securities for which People’s United has the intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. All other securities are classified as available for sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as accumulated other comprehensive income (loss) (“AOCL”). Premiums (discounts) are amortized (accreted) to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Securities transferred from available for sale to held to maturity are recorded at fair value at the date of transfer. The unrealized pre-tax gain or loss resulting from the difference between fair value and amortized cost at the transfer date becomes part of the new amortized cost basis of the securities and remains in AOCL. Such unrealized gains or losses are amortized to interest income as an adjustment to yield over the remaining life of the securities, offset by the amortization (accretion) of the premium (discount) resulting from the transfer at fair value, with no effect to net income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) People’s United has an intention to sell the security; (ii) it is more likely than not that People’s United will be required to sell the security prior to recovery; or (iii) People’s United does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses of the issuer. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time People’s United expects to receive full value for the securities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Both Federal Home Loan Bank (“FHLB”) stock and FRB-NY stock are non-marketable equity securities and are, therefore, reported at their respective costs, which equals par value (the amount at which shares have been redeemed in the past). These investments are periodically evaluated for impairment based on, among other things, the capital adequacy of the applicable FHLB or the FRB-NY and their overall financial condition.

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at December 31, 2016, 2015 or 2014.

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

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical loss-given-default data, both derived using an appropriate look back period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated “One” represent those loans least likely to default while loans rated “Nine” represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the historical pattern of loans migrating from one risk rating to another and to default status over time as well as the length of time that it takes losses to emerge. Estimated loan default factors, which are updated annually (or more frequently, if necessary), are multiplied by loan balances within each risk-rating category and again multiplied by a historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are also updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial, commercial real estate and equipment financing components of the loan portfolio.

In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2016.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios, and the establishment of the related allowance for loan losses, is based upon a consideration of (i) historical loss experience over an appropriate look back period and (ii) certain qualitative factors.

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

Portfolio-specific risk characteristics include, but are not limited to: (i) collateral values/loan-to value (“LTV”) ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.), the combination of which results in a loan being classified as either “High”, “Moderate” or “Low” risk. These risk classifications are reviewed quarterly to ensure that changes within the portfolio, as well as economic indicators and industry developments, have been appropriately considered in establishing the related allowance for loan losses.

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2016.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during 2016. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the year ended December 31, 2016.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Intangible assets are recognized in an amount equal to the excess of the consideration transferred over the fair value of the tangible net assets acquired. “Acquisition-related intangible assets” are separately identified, recognized and amortized, where appropriate, for assets such as trade names, certain contractual agreements and the estimated values of acquired core deposits and/or customer relationships. Mutual fund management contract intangibles recognized by People’s United are deemed to have indefinite useful lives and, accordingly, are not amortized. The remaining intangible asset is recognized as goodwill.

Goodwill and indefinite-lived intangible assets are not amortized but, rather, are reviewed for impairment at least annually, with impairment losses recognized as a charge to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives in a manner consistent with that in which the related benefits are expected to be realized, and are periodically reviewed by management to assess recoverability, with impairment losses recognized as a charge to expense if carrying amounts exceed fair values.

The Company’s trade name intangibles are amortized on either (i) an accelerated basis over a period of approximately 20 years or (ii) a straight-line basis over 5 years. Core deposit intangibles are amortized on an accelerated basis over a period ranging from 7 to 10 years. Customer relationship intangibles are amortized on a straight-line basis over the estimated remaining average life of those relationships, which ranges from 10 to 15 years from the respective acquisition dates. Intangibles stemming from contractual agreements, such as favorable lease and non-compete agreements, are amortized on a straight-line basis over the remaining term of the respective agreements.

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

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test as described below. People’s United elected to perform this optional qualitative assessment in its evaluation of goodwill impairment as of October 1st (the annual impairment evaluation date) in 2016, and concluded that performance of the two-step impairment test was not required. In both 2015 and 2014, People’s United elected to perform the two-step impairment test.

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options and performance shares) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the year, plus an incremental number of common-equivalent shares computed using the treasury stock method.

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common shareholders in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including People’s United, are required to calculate basic and diluted EPS using the two-class method. Restricted stock awards granted by People’s United are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

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

Stock-Based Compensation

People’s United’s stock-based compensation plans provide for awards of stock options, restricted stock and performance shares to directors, officers and employees. Costs resulting from the issuance of such share-based payment awards are required to be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation expense is recognized over the requisite service period, which is generally the vesting period.

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

Presentation of Debt Issuance Costs

In April 2015, the FASB amended its standards with respect to the presentation of debt issuance costs by changing the presentation of such costs from an asset on the statement of condition to a deduction from the related debt liability. This amendment, which is being applied retrospectively, became effective for People’s United on January 1, 2016 and did not have a significant impact on the Company’s Consolidated Financial Statements. See Notes 8 and 11.

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

The Company will adopt this guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, as appropriate. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income. The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. Other recurring revenue streams are within the scope of the guidance, including revenues associated with certain products and services offered by the Company’s trust and investment management, insurance and brokerage businesses. The Company’s preliminary analysis suggests that adoption of the guidance is not expected to have a material impact on its current accounting policies or the timing or amount of revenue recognized in the Company’s Consolidated Financial Statements. However, the FASB continues to release new accounting guidance related to the adoption of the amended standard which could impact the Company’s preliminary conclusions with respect to materiality.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recognition and Measurement of Financial Instruments

In January 2016, the FASB amended its standards to address certain aspects of recognition, presentation and disclosure of financial instruments. The amended guidance (i) requires that equity investments be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by permitting a qualitative assessment to identify impairment. The guidance also contains additional disclosure and presentation requirements associated with financial instruments. For public business entities this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The cumulative effect transition method will be applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. The Company continues to evaluate the impact of the amended guidance on the Company’s Consolidated Financial Statements.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB amended its standards to address the classification of certain cash receipts and payments within the statement of cash flows. Specifically, the amended guidance addresses the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including BOLI policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. For public business entities this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The retrospective transition method will be applied to all periods presented and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. To date, the Company has identified several areas that are within the scope of the guidance, including its contracts with respect to leased real estate and office equipment. In addition, operating lease agreements entered into with customers by the Company’s equipment financing businesses are also subject to the new guidance. The Company continues to evaluate the impact of the guidance, including determining whether additional contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s Consolidated Financial Statements. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

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

While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating “Step 2”, which requires a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Acquisitions

Acquisitions Completed in 2016

Gerstein Fisher

In November 2016, PSI completed its acquisition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”), a $3 billion investment management firm based in New York City, in an all-cash transaction. The acquisition brings People’s United Wealth Management’s total assets under administration to slightly over $21 billion, of which approximately $8 billion are under discretionary management. The fair value of the consideration transferred in the Gerstein Fisher acquisition consisted of $57.4 million in cash and $18.3 million in contingent consideration. The Company’s results of operations for the year ended December 31, 2016 include the results of Gerstein Fisher for November and December 2016.

In connection with the acquisition, the Company recorded: (i) goodwill of $31.7 million; (ii) other acquisition-related intangible assets, representing customer relationships, trade name, and non-compete, favorable lease and fund management contracts, totaling $42.3 million; and (iii) other assets totaling $1.7 million. Merger-related expenses recorded in 2016 relating to this transaction totaled $1.9 million.

Eagle Insurance

In April 2016, PUIA completed its acquisition of Eagle Insurance Group, LLC (“Eagle Insurance”), a Massachusetts-based insurance brokerage firm, focused on commercial insurance, in an all-cash transaction. The fair value of the consideration transferred in the Eagle Insurance acquisition consisted of $2.4 million in cash and $1.5 million in contingent consideration. In connection with the acquisition, the Company recorded (i) goodwill of $2.3 million and (ii) other acquisition-related intangible assets, representing insurance customer relationships, of $1.6 million.

Acquisition Completed in 2015

Kesten-Brown Insurance

In October 2015, PUIA completed its acquisition of Kesten-Brown Insurance, LLC (“Kesten-Brown”), a Connecticut-based insurance brokerage firm that focuses on commercial lines and employee benefits, in an all-cash transaction. The fair value of the consideration transferred in the Kesten-Brown acquisition consisted of $10.2 million in cash and $2.0 million in contingent consideration. In connection with the acquisition, the Company recorded: (i) goodwill of $7.1 million; (ii) other acquisition-related intangible assets, representing insurance customer relationships, of $5.0 million; and (iii) other assets of $0.1 million.

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2016 and 2015, tax deductible goodwill totaled $77.9 million and $24.1 million, respectively.

NOTE 3 – Cash and Short-Term Investments

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $91.8 million and $86.0 million at December 31, 2016 and 2015, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and interest-bearing deposits at the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and had yields of 0.75% and 0.50% at December 31, 2016 and 2015, respectively.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2016	2015
Interest-bearing deposits at the FRB-NY	$169.8	$333.7
Money market mutual funds	7.9	8.0
Other (1)	4.0	38.8

Total short-term investments	$181.7	$380.5

(1)	Includes cash collateral posted for certain derivative positions at December 31, 2015 (none at December 31, 2016).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$889.9	$0.3	$(30.5)	$859.7
GSE mortgage-backed securities and CMOs	3,573.1	15.0	(38.1)	3,550.0

Total debt securities	4,463.0	15.3	(68.6)	4,409.7
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,463.2	$15.3	$(68.6)	$4,409.9

Securities held to maturity:
Debt securities:
State and municipal	$1,499.1	$33.9	$(23.5)	$1,509.5
GSE mortgage-backed securities	500.8	—	(3.2)	497.6
Other	5.5	—	—	5.5

Total securities held to maturity	$2,005.4	$33.9	$(26.7)	$2,012.6

As of December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
Debt securities:
U.S. Treasury and agency	$363.7	$0.2	$(1.1)	$362.8
GSE mortgage-backed securities and CMOs	4,191.3	22.3	(48.9)	4,164.7

Total debt securities	4,555.0	22.5	(50.0)	4,527.5
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,555.2	$22.5	$(50.0)	$4,527.7

Securities held to maturity:
Debt securities:
State and municipal	$1,019.6	$55.8	$(0.1)	$1,075.3
GSE mortgage-backed securities	588.5	—	(2.8)	585.7
Other	1.5	—	—	1.5

Total securities held to maturity	$1,609.6	$55.8	$(2.9)	$1,662.5

Securities available for sale with a fair value of $1.83 billion and $1.64 billion at December 31, 2016 and 2015, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2016, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale			Held to Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield

U.S. Treasury and agency:
Within 1 year	$1.0	$1.0	0.56%	$—	$—	—%
After 1 but within 5 years	187.8	186.1	1.31	—	—	—
After 5 but within 10 years	701.1	672.6	1.38	—	—	—

Total	889.9	859.7	1.36	—	—	—

GSE mortgage-backed securities and CMOs:
After 5 but within 10 years	870.7	884.5	2.40	—	—	—
After 10 years	2,702.4	2,665.5	1.78	500.8	497.6	2.05

Total	3,573.1	3,550.0	1.93	500.8	497.6	2.05

State and municipal:
Within 1 year	—	—	—	4.6	4.6	4.42
After 1 but within 5 years	—	—	—	26.9	27.2	4.98
After 5 but within 10 years	—	—	—	365.0	379.3	3.35
After 10 years	—	—	—	1,102.6	1,098.4	4.34

Total	—	—	—	1,499.1	1,509.5	4.11

Other:
Within 1 year	—	—	—	1.5	1.5	2.10
After 5 but within 10 years	—	—	—	4.0	4.0	5.00

Total	—	—	—	5.5	5.5	4.21

Total:
Within 1 year	1.0	1.0	0.56	6.1	6.1	3.86
After 1 but within 5 years	187.8	186.1	1.31	26.9	27.2	4.98
After 5 but within 10 years	1,571.8	1,557.1	1.94	369.0	383.3	3.37
After 10 years	2,702.4	2,665.5	1.78	1,603.4	1,596.0	3.62

Total	$4,463.0	$4,409.7	1.82%	$2,005.4	$2,012.6	3.59%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2016 (in millions)
Securities available for sale:
GSE mortgage-backed securities and CMOs	$2,339.6	$(26.6)	$396.9	$(11.5)	$2,736.5	$(38.1)
U.S. Treasury and agency	828.3	(30.5)	—	—	828.3	(30.5)
Securities held to maturity:
GSE mortgage-backed securities	497.6	(3.2)	—	—	497.6	(3.2)
State and municipal	581.7	(23.5)	—	—	581.7	(23.5)

Total	$4,247.2	$(83.8)	$396.9	$(11.5)	$4,644.1	$(95.3)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2015 (in millions)
Securities available for sale:
GSE mortgage-backed securities and CMOs	$2,200.8	$(20.3)	$933.9	$(28.6)	$3,134.7	$(48.9)
U.S. Treasury and agency	346.3	(1.1)	—	—	346.3	(1.1)
Securities held to maturity:
GSE mortgage-backed securities	585.7	(2.8)	—	—	585.7	(2.8)
State and municipal	22.3	(0.1)	3.7	—	26.0	(0.1)

Total	$3,155.1	$(24.3)	$937.6	$(28.6)	$4,092.7	$(52.9)

At December 31, 2016, approximately 36% of the 1,684 securities owned by the Company, consisting of 125 securities classified as available for sale and 482 securities classified as held to maturity, had gross unrealized losses totaling $68.6 million and $26.7 million, respectively. All of the GSE mortgage-backed securities and CMOs had AAA credit ratings and an average contractual maturity of 12 years. The state and municipal securities had an average credit rating of AA and an average maturity of 14 years.

The cause of the gross unrealized losses with respect to all of these securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at December 31, 2016 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In 2016, People’s United sold U.S. Treasury and CMO securities with an amortized cost of $403 million and recorded $6.1 million of gross realized losses. Including other minor gains and losses, net security losses totaled $5.9 million for the year ended December 31, 2016.

The components of net security (losses) gains on debt securities are summarized below. Net gains and losses on trading account securities, which are not included in the table below, totaled less than $0.1 million for each of the years ended December 31, 2016, 2015 and 2014.

Years ended December 31 (in millions)	2016	2015	2014
Debt securities:
Gains	$0.2	$0.3	$4.4
Losses	(6.1)	(0.3)	(1.4)

Net security (losses) gains	$(5.9)	$—	$3.0

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $155.0 million and $154.0 million at December 31, 2016 and 2015, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. acquisition, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both December 31, 2016 and 2015). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2016 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $5.8 million, $4.6 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Bank, as a member of the Federal Reserve Bank system beginning in 2015, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $149.5 million and $140.1 million at December 31, 2016 and 2015, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2016 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $3.1 million and $7.1 million for the years ended December 31, 2016 and 2015, respectively.

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

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	2016			2015
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$10,012.6	$234.7	$10,247.3	$9,696.9	$331.9	$10,028.8
Commercial and industrial	7,939.0	186.1	8,125.1	7,526.4	222.3	7,748.7
Equipment financing	3,020.9	11.6	3,032.5	2,957.6	15.7	2,973.3

Total Commercial Portfolio	20,972.5	432.4	21,404.9	20,180.9	569.9	20,750.8

Retail:
Residential mortgage:
Adjustable-rate	5,453.8	95.3	5,549.1	4,733.3	117.9	4,851.2
Fixed-rate	613.5	54.1	667.6	536.1	69.7	605.8

Total residential mortgage	6,067.3	149.4	6,216.7	5,269.4	187.6	5,457.0

Home equity and other consumer:
Home equity	2,044.9	27.7	2,072.6	2,115.5	38.2	2,153.7
Other consumer	50.0	0.7	50.7	48.5	0.9	49.4

Total home equity and other consumer	2,094.9	28.4	2,123.3	2,164.0	39.1	2,203.1

Total Retail Portfolio	8,162.2	177.8	8,340.0	7,433.4	226.7	7,660.1

Total loans	$29,134.7	$610.2	$29,744.9	$27,614.3	$796.6	$28,410.9

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $69.9 million and $59.8 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, 26%, 19% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to customers located in the New England states as a group represented 59% of total loans at both December 31, 2016 and 2015, respectively. Substantially the entire equipment financing portfolio (96% and 97% at December 31, 2016 and 2015, respectively) was to customers located outside of New England. At December 31, 2016, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 5%.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Commercial real estate loans include construction loans totaling $604.1 million and $630.6 million at December 31, 2016 and 2015, respectively, net of the unadvanced portion of such loans totaling $243.1 million and $314.1 million, respectively.

At December 31, 2016, residential mortgage loans included $1.2 billion of interest-only loans compared to $1.1 billion at December 31, 2015. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $84.2 million and $105.7 million at December 31, 2016 and 2015, respectively, net of the unadvanced portion of such loans totaling $21.4 million and $38.6 million, respectively.

People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $6.3 million, $5.5 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Loans held for sale at December 31, 2016 and 2015 consisted of newly-originated residential mortgage loans with carrying amounts of $39.3 million and $34.5 million, respectively. During 2015 and 2014 (none in 2016), the Company sold acquired loans with outstanding principal balances totaling $24.1 million and $10.4 million, respectively (carrying amounts of $22.3 million and $10.3 million, respectively) and recognized net gains (losses) on sales totaling $1.7 million and $(0.9) million, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2013	$158.5	$9.8	$168.3	$19.0	$0.5	$19.5	$187.8
Charge-offs	(22.3)	(2.6)	(24.9)	(11.1)	(0.1)	(11.2)	(36.1)
Recoveries	3.6	—	3.6	2.4	—	2.4	6.0

Net loan charge-offs	(18.7)	(2.6)	(21.3)	(8.7)	(0.1)	(8.8)	(30.1)
Provision for loan losses	29.8	2.6	32.4	8.2	—	8.2	40.6

Balance at December 31, 2014	169.6	9.8	179.4	18.5	0.4	18.9	198.3

Charge-offs	(20.1)	—	(20.1)	(7.9)	—	(7.9)	(28.0)
Recoveries	4.9	—	4.9	2.4	—	2.4	7.3

Net loan charge-offs	(15.2)	—	(15.2)	(5.5)	—	(5.5)	(20.7)
Provision for loan losses	27.4	(1.9)	25.5	8.1	(0.2)	7.9	33.4

Balance at December 31, 2015	181.8	7.9	189.7	21.1	0.2	21.3	211.0

Charge-offs	(13.5)	(1.4)	(14.9)	(8.5)	—	(8.5)	(23.4)
Recoveries	2.1	—	2.1	3.0	—	3.0	5.1

Net loan charge-offs	(11.4)	(1.4)	(12.8)	(5.5)	—	(5.5)	(18.3)
Provision for loan losses	28.4	(0.4)	28.0	8.6	—	8.6	36.6

Balance at December 31, 2016	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of December 31, 2016 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total

	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$161.8	$5.8	$20,810.7	$193.0	$432.4	$6.1	$21,404.9	$204.9
Retail	91.8	3.2	8,070.4	21.0	177.8	0.2	8,340.0	24.4

Total	$253.6	$9.0	$28,881.1	$214.0	$610.2	$6.3	$29,744.9	$229.3

As of December 31, 2015 (in millions)	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total

	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$155.1	$5.5	$20,025.8	$176.3	$569.9	$7.9	$20,750.8	$189.7
Retail	97.0	3.9	7,336.4	17.2	226.7	0.2	7,660.1	21.3

Total	$252.1	$9.4	$27,362.2	$193.5	$796.6	$8.1	$28,410.9	$211.0

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2016	2015	2014
Commercial:
Commercial real estate	$22.3	$30.2	$60.2
Commercial and industrial	41.5	44.9	55.8
Equipment financing	39.4	27.5	25.4

Total (1)	103.2	102.6	141.4

Retail:
Residential mortgage	27.4	37.2	37.6
Home equity	17.4	19.5	17.9
Other consumer	—	0.1	0.1

Total (2)	44.8	56.8	55.6

Total	$148.0	$159.4	$197.0

(1)	Reported net of government guarantees totaling $13.1 million, $16.9 million and $17.6 million at December 31, 2016, 2015 and 2014, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2016, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $9.8 million, $19.9 million and $18.9 million of loans in the process of foreclosure at December 31, 2016, 2015 and 2014, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling $21.6 million and $3.1 million, respectively, at December 31, 2016; $27.7 million and $2.3 million, respectively, at December 31, 2015; and $100.6 million and $3.0 million, respectively, at December 31, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

If interest payments on all originated loans classified as non-performing at December 31, 2016, 2015 and 2014 had been made during the respective years in accordance with the loan agreements, interest income of $14.4 million, $14.1 million and $16.1 million would have been recognized on such loans for the respective years. Interest income actually recognized on originated non-performing loans totaled $1.8 million, $1.6 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, People’s United’s recorded investment in originated loans classified as TDRs totaled $189.9 million and $195.7 million, respectively. The related allowance for loan losses was $4.2 million at December 31, 2016 and $5.9 million at December 31, 2015. Interest income recognized on TDRs totaled $4.8 million, $4.6 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2016, 2015 and 2014. Originated loans that were modified and classified as TDRs during 2016 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2016 and 2015. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate (1)	18	$28.2	$28.2
Commercial and industrial (2)	51	44.9	44.9
Equipment financing (3)	61	30.7	30.7

Total	130	103.8	103.8

Retail:
Residential mortgage (4)	57	15.5	15.5
Home equity (5)	62	4.5	4.5
Other consumer	—	—	—

Total	119	20.0	20.0

Total	249	$123.8	$123.8

(1)	Represents the following concessions: extension of term (13 contracts; recorded investment of $8.1 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $3.0 million); or a combination of concessions (2 contracts; recorded investment of $17.1 million).
(2)	Represents the following concessions: extension of term (32 contracts; recorded investment of $23.4 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $9.9 million); or a combination of concessions (9 contracts; recorded investment of $11.6 million).
(3)	Represents the following concessions: extension of term (17 contracts; recorded investment of $6.2 million); reduced payment and/or payment deferral (30 contracts; recorded investment of $17.6 million); or a combination of concessions (14 contracts; recorded investment of $6.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (21 contracts; recorded investment of $3.7 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $5.8 million); or a combination of concessions (23 contracts; recorded investment of $6.0 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (38 contracts; recorded investment of $2.5 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.4 million); or a combination of concessions (20 contracts; recorded investment of $1.6 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31, 2015
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate (1)	26	$15.2	$15.2
Commercial and industrial (2)	61	80.6	80.6
Equipment financing (3)	48	28.5	28.5

Total	135	124.3	124.3

Retail:
Residential mortgage (4)	66	20.1	20.1
Home equity (5)	98	9.5	9.5
Other consumer	—	—	—

Total	164	29.6	29.6

Total	299	$153.9	$153.9

(1)	Represents the following concessions: extension of term (21 contracts; recorded investment of $8.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.2 million); or a combination of concessions (3 contracts; recorded investment of $5.1 million).
(2)	Represents the following concessions: extension of term (35 contracts; recorded investment of $41.1 million); reduced payment and/or payment deferral (20 contracts; recorded investment of $35.9 million); or a combination of concessions (6 contracts; recorded investment of $3.6 million).
(3)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (38 contracts; recorded investment of $21.5 million); or a combination of concessions (9 contracts; recorded investment of $6.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (24 contracts; recorded investment of $5.9 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $4.7 million); temporary rate reduction (2 contracts; recorded investment of $0.3 million); or a combination of concessions (27 contracts; recorded investment of $9.2 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (61 contracts; recorded investment of $5.2 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $0.8 million); temporary rate reduction (1 contract; recorded investment of $0.5 million); or a combination of concessions (29 contracts; recorded investment of $3.0 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2016 and 2015. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2016 or 2015.

	2016		2015
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	3	$1.1	5	$3.2
Commercial and industrial	5	8.6	4	1.2
Equipment financing	20	2.8	9	4.5

Total	28	12.5	18	8.9

Retail:
Residential mortgage	12	2.6	17	2.6
Home equity	12	0.8	16	1.8
Other consumer	—	—	—	—

Total	24	3.4	33	4.4

Total	52	$15.9	51	$13.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	2016			2015
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$41.4	$40.0	$—	$46.5	$45.3	$—
Commercial and industrial	50.7	45.7	—	53.2	50.8	—
Equipment financing	38.2	35.3	—	32.6	26.0	—
Retail:
Residential mortgage	63.6	58.0	—	67.2	60.4	—
Home equity	22.4	18.7	—	23.3	20.5	—
Other consumer	—	—	—	—	—	—

Total	$216.3	$197.7	$—	$222.8	$203.0	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$12.2	$11.4	$0.6	$18.8	$14.7	$1.9
Commercial and industrial	25.9	25.0	4.7	19.2	14.7	3.3
Equipment financing	5.0	4.4	0.5	3.8	3.6	0.3
Retail:
Residential mortgage	13.1	13.1	2.3	14.1	14.0	2.9
Home equity	2.1	2.0	0.9	2.3	2.1	1.0
Other consumer	—	—	—	—	—	—

Total	$58.3	$55.9	$9.0	$58.2	$49.1	$9.4

Total impaired loans:
Commercial:
Commercial real estate	$53.6	$51.4	$0.6	$65.3	$60.0	$1.9
Commercial and industrial	76.6	70.7	4.7	72.4	65.5	3.3
Equipment financing	43.2	39.7	0.5	36.4	29.6	0.3

Total	173.4	161.8	5.8	174.1	155.1	5.5

Retail:
Residential mortgage	76.7	71.1	2.3	81.3	74.4	2.9
Home equity	24.5	20.7	0.9	25.6	22.6	1.0
Other consumer	—	—	—	—	—	—

Total	101.2	91.8	3.2	106.9	97.0	3.9

Total	$274.6	$253.6	$9.0	$281.0	$252.1	$9.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2016		2015		2014
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$56.7	$1.4	$65.6	$1.6	$76.6	$1.3
Commercial and industrial	62.6	2.1	71.6	1.8	46.4	1.1
Equipment financing	37.1	0.3	28.0	0.9	28.6	0.7

Total	156.4	3.8	165.2	4.3	151.6	3.1

Retail:
Residential mortgage	71.8	1.6	75.2	1.5	71.8	1.5
Home equity	21.6	0.3	21.2	0.3	18.0	0.2
Other consumer	—	—	—	—	—	—

Total	93.4	1.9	96.4	1.8	89.8	1.7

Total	$249.8	$5.7	$261.6	$6.1	$241.4	$4.8

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2016 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,989.9	$10.9	$11.8	$22.7	$10,012.6
Commercial and industrial	7,899.2	10.0	29.8	39.8	7,939.0
Equipment financing	2,941.5	68.4	11.0	79.4	3,020.9

Total	20,830.6	89.3	52.6	141.9	20,972.5

Retail:
Residential mortgage	6,027.5	22.0	17.8	39.8	6,067.3
Home equity	2,030.3	5.2	9.4	14.6	2,044.9
Other consumer	49.7	0.3	—	0.3	50.0

Total	8,107.5	27.5	27.2	54.7	8,162.2

Total originated loans	$28,938.1	$116.8	$79.8	$196.6	$29,134.7

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $10.5 million, $24.8 million and $28.4 million, respectively, and $17.6 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Commercial and Retail loans are also evaluated to determine whether they are impaired loans. Such loans are included in the tabular disclosures of credit quality indicators that follow.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2016 and 2015, the allowance for loan losses on acquired loans was $6.3 million and $8.1 million, respectively.

The following tables summarize, by class of loan, credit quality indicators:

As of December 31, 2016 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,817.2	$7,580.6	$2,617.9	$20,015.7
Special mention	107.3	121.9	98.8	328.0
Substandard	87.1	233.3	304.2	624.6
Doubtful	1.0	3.2	—	4.2

Total originated loans	10,012.6	7,939.0	3,020.9	20,972.5

Acquired loans:
Pass	182.9	155.5	1.0	339.4
Special mention	13.5	3.6	8.6	25.7
Substandard	37.6	27.0	2.0	66.6
Doubtful	0.7	—	—	0.7

Total acquired loans	234.7	186.1	11.6	432.4

Total	$10,247.3	$8,125.1	$3,032.5	$21,404.9

As of December 31, 2016 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,016.4	$950.9	$31.1	$3,998.4
Moderate risk	2,538.9	663.9	7.2	3,210.0
High risk	512.0	430.1	11.7	953.8

Total originated loans	6,067.3	2,044.9	50.0	8,162.2

Acquired loans:
Low risk	75.7	—	—	75.7
Moderate risk	27.5	—	—	27.5
High risk	46.2	27.7	0.7	74.6

Total acquired loans	149.4	27.7	0.7	177.8

Total	$6,216.7	$2,072.6	$50.7	$8,340.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,438.6	$7,153.4	$2,550.0	$19,142.0
Special mention	130.6	121.0	119.1	370.7
Substandard	127.7	250.5	288.5	666.7
Doubtful	—	1.5	—	1.5

Total originated loans	9,696.9	7,526.4	2,957.6	20,180.9

Acquired loans:
Pass	260.9	175.9	6.1	442.9
Special mention	20.1	6.6	5.0	31.7
Substandard	49.1	39.8	4.6	93.5
Doubtful	1.8	—	—	1.8

Total acquired loans	331.9	222.3	15.7	569.9

Total	$10,028.8	$7,748.7	$2,973.3	$20,750.8

As of December 31, 2015 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,579.3	$959.2	$25.8	$3,564.3
Moderate risk	2,208.6	651.2	7.9	2,867.7
High risk	481.5	505.1	14.8	1,001.4

Total originated loans	5,269.4	2,115.5	48.5	7,433.4

Acquired loans:
Low risk	97.7	—	—	97.7
Moderate risk	36.2	—	—	36.2
High risk	53.7	38.2	0.9	92.8

Total acquired loans	187.6	38.2	0.9	226.7

Total	$5,457.0	$2,153.7	$49.4	$7,660.1

Acquired Loans

At the respective acquisition dates, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2016, the outstanding principal balance and carrying amount of the acquired loan portfolio were $707.0 million and $610.2 million, respectively ($901.9 million and $796.6 million, respectively, at December 31, 2015).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity in the accretable yield for the acquired loan portfolio:

Years ended December 31 (in millions)	2016	2015	2014
Balance at beginning of period	$296.0	$396.3	$639.7
Accretion	(39.0)	(55.5)	(81.0)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	1.1	6.7
Other changes in expected cash flows (2)	(1.6)	(45.9)	(169.1)

Balance at end of period	$255.4	$296.0	$396.3

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

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

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” totaled $1.8 million and $3.5 million at December 31, 2016 and 2015, respectively, and is included in other assets in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of People’s United’s goodwill are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2014	$1,222.8	$681.9	$49.8	$1,954.5
Acquisition of Kesten-Brown	—	—	4.2	4.2

Balance at December 31, 2015	1,222.8	681.9	54.0	1,958.7
Acquisition of Gerstein Fisher	—	—	31.7	31.7
Acquisition of Eagle Insurance	—	—	2.3	2.3
Adjustments	(0.7)	(2.3)	3.0	—

Balance at December 31, 2016	$1,222.1	$679.6	$91.0	$1,992.7

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United’s other acquisition-related intangible assets:

	2016			2015
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Intangibles amortized:
Trade name intangible	$123.0	$50.3	$72.7	$122.7	$42.8	$79.9
Core deposit intangible	143.8	132.0	11.8	143.8	120.0	23.8
Trust relationships	42.7	25.6	17.1	42.7	22.8	19.9
Insurance relationships	38.1	32.0	6.1	36.5	31.0	5.5
Client relationships	24.4	0.3	24.1	—	—	—
Favorable lease agreement	0.7	—	0.7	—	—	—
Non-compete agreement	0.4	—	0.4	—	—	—

Total	$373.1	$240.2	132.9	$345.7	$216.6	129.1

Mutual fund management contracts (not amortized)			16.5			—

Total other acquisition-related intangible assets			$149.4			$129.1

Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 14 years. Amortization expense of other acquisition-related intangible assets totaled $23.6 million, $23.9 million and $24.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $24.7 million in 2017; $13.2 million in 2018; $12.4 million in 2019; $12.0 million in 2020; and $11.7 million in 2021.

There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2016, 2015 and 2014.

NOTE 7 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2016	2015
Land	$38.1	$38.8
Buildings	265.1	267.6
Leasehold improvements	161.8	158.2
Furniture and equipment	236.2	225.3

Total	701.2	689.9
Less: Accumulated depreciation and amortization	456.7	432.1

Total premises and equipment, net	$244.5	$257.8

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $36.9 million, $39.3 million and $39.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2016	2015
Affordable housing investments (note 12)	$195.2	$158.4
Leased equipment	176.9	194.4
Fair value of derivative financial instruments (notes 19 and 21)	174.0	158.2
Accrued interest receivable	101.8	90.6
Loans in process	63.9	13.1
Assets held in trust for supplemental retirement plans (note 17)	39.6	36.5
Receivables arising from securities brokerage and insurance businesses	32.0	33.7
Current income tax receivable (note 12)	29.9	26.3
Funded status of defined benefit pension plans (note 17)	29.5	26.6
Investment in joint venture (1)	21.3	22.0
Economic development investments	20.3	19.8
Other prepaid expenses	15.9	15.3
Net deferred tax asset (note 12)	9.4	1.9
Repossessed assets	7.2	9.5
REO:
Residential	8.1	7.1
Commercial	4.0	5.5
Other (2)	38.2	36.6

Total other assets (3)	$967.2	$855.5

(1)	During the quarter ended June 30, 2014, the Bank formed a joint venture with Vantiv, Inc. to provide a comprehensive suite of payment solutions to businesses throughout the Bank’s footprint. The Bank retained a 49% minority interest in the joint venture and recognized a $20.6 million gain, net of related expenses, resulting from its formation. The gain represented the fair value of the Bank’s entire portfolio of merchant contracts that were contributed to the joint venture and which previously had a zero book basis. The investment in the joint venture is accounted for using the equity method of accounting.
(2)	During the quarter ended December 31, 2015, the Bank sold its payroll services business and recognized a $9.2 million gain, net of related expenses. The gain represented the fair value of the Bank’s entire portfolio of payroll services customer contracts, which previously had a zero book basis. In connection with this transaction, the Bank recorded a contingent receivable, which totaled $0.3 million and $2.8 million at December 31, 2016 and 2015, respectively.
(3)	As discussed in Notes 1 and 11, debt issuance costs totaling $5.6 million at December 31, 2015, previously included in other assets, are now included as a component of notes and debentures in the Consolidated Statements of Condition.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of other liabilities are as follows:

As of December 31 (in millions)	2016	2015
Fair value of derivative financial instruments (notes 19 and 21)	$121.7	$109.5
Future contingent commitments for affordable housing investments (note 12)	92.5	74.9
Liabilities for supplemental retirement plans (note 17)	68.1	63.9
Accrued expenses payable (1)	68.0	43.7
Accrued employee benefits	50.6	48.4
Payables arising from securities brokerage and insurance businesses	33.0	34.7
Accrued interest payable	14.2	13.3
Other postretirement plan (note 17)	13.6	14.0
Liability for unsettled purchases of securities	5.0	5.0
Other	53.5	49.9

Total other liabilities	$520.2	$457.3

(1)	In connection with recent acquisitions, the Company recorded contingent payables, which totaled $21.4 million and $2.0 million at December 31, 2016 and 2015, respectively (see Note 2).

NOTE 9 – Deposits

The following is an analysis of People’s United’s total deposits by product type:

	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
As of December 31 (dollars in millions)
Non-interest-bearing	$6,660.8	—%	$6,178.6	—%

Savings	4,397.7	0.14	4,199.9	0.13

Interest-bearing checking and money market	14,260.1	0.27	13,220.8	0.23

Time deposits maturing:
Within 3 months	1,054.9	0.70	991.5	0.69
After 3 but within 6 months	852.4	0.75	679.6	0.86
After 6 months but within 1 year	835.2	0.75	1,915.6	1.10
After 1 but within 2 years	1,256.3	1.09	636.1	1.06
After 2 but within 3 years	142.7	1.26	153.5	0.98
After 3 but within 4 years	335.1	1.81	101.9	1.46
After 4 but within 5 years	65.5	1.03	339.6	1.81
After 5 years	0.1	0.93	0.3	2.44

Total	4,542.2	0.93	4,818.1	1.03

Total deposits	$29,860.8	0.29%	$28,417.4	0.30%

Time deposits issued in amounts of $100,000 or more totaled $2.0 billion and $2.1 billion at December 31, 2016 and 2015, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $1.7 million and $1.6 million at December 31, 2016 and 2015, respectively, have been classified as loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2016	2015	2014
Savings	$9.6	$11.4	$10.9
Interest-bearing checking and money market	43.4	32.1	25.8
Time	47.9	52.0	44.2

Total	$100.9	$95.5	$80.9

NOTE 10 – Borrowings

People’s United’s borrowings are summarized as follows:

	2016		2015
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed-rate FHLB advances maturing:
Within 1 month	$2,250.0	0.69%	$2,750.0	0.44%
After 1 month but within 1 year	550.0	0.77	450.0	0.57
After 1 but within 2 years	256.1	2.71	—	—
After 2 but within 3 years	—	—	258.6	2.71
After 5 years	5.0	1.34	5.2	1.34

Total FHLB advances	3,061.1	0.87	3,463.8	0.63

Federal funds purchased maturing:
Within 1 month	617.0	0.71	374.0	0.32

Total federal funds purchased	617.0	0.71	374.0	0.32

Customer repurchase agreements maturing:
Within 1 month	343.3	0.19	469.5	0.19

Total customer repurchase agreements	343.3	0.19	469.5	0.19

Other borrowings maturing:
Within 1 year	35.4	0.55	—	—

Total other borrowings	35.4	0.55	—	—

Total borrowings	$4,056.8	0.79%	$4,307.3	0.55%

At December 31, 2016, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2016	2015	2014
FHLB advances	$19.3	$9.8	$9.2
Federal funds purchased	2.9	0.8	0.8
Customer repurchase agreements	0.6	0.9	1.0
Other borrowings	—	—	0.1

Total	$22.8	$11.5	$11.1

Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2016	2015	2014
FHLB advances:
Balance at year end	$3,061.1	$3,463.8	$2,291.7
Average outstanding during the year	3,093.7	2,306.6	2,593.7
Maximum outstanding at any month end	3,562.5	3,463.8	3,419.5
Average interest rate during the year	0.62%	0.42%	0.36%

Federal funds purchased:
Balance at year end	$617.0	$374.0	$913.0
Average outstanding during the year	568.1	411.0	471.8
Maximum outstanding at any month end	872.0	582.0	960.0
Average interest rate during the year	0.50%	0.19%	0.17%

Customer repurchase agreements:
Balance at year end	$343.3	$469.5	$486.0
Carrying amount of collateral securities at year end	350.2	478.9	495.7
Average outstanding during the year	337.2	463.6	482.0
Maximum outstanding at any month end	427.2	504.5	519.2
Average interest rate during the year	0.19%	0.19%	0.20%

Other borrowings:
Balance at year end	$35.4	$—	$1.0
Carrying amount of collateral securities at year end	—	—	1.1
Average outstanding during the year	2.8	0.6	57.1
Maximum outstanding at any month end	35.4	1.0	206.2
Average interest rate during the year	0.66%	1.76%	0.25%

NOTE 11 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2016	2015
People’s United Financial, Inc.:
3.65% senior notes due 2022	$496.5	$496.0
5.80% fixed-rate/floating-rate subordinated notes due 2017	125.0	123.7
People’s United Bank:
4.00% subordinated notes due 2024	408.6	413.4

Total notes and debentures	$1,030.1	$1,033.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

People’s United assumed the 5.80% fixed-rate/floating-rate subordinated notes in connection with its acquisition of Chittenden Corporation (“Chittenden”). These subordinated notes, which were issued in 2007 and are due in February 2017, represent unsecured general obligations of People’s United with interest payable semi-annually. The notes had a coupon of 5.80% for the first five years and converted to a variable rate in year six that is tied to the three month LIBOR plus 68.5 basis points. At December 31, 2016, the interest rate was 1.59%. In 2011, People’s United entered into an interest rate swap to hedge the LIBOR-based floating rate payments on these subordinated notes, which began in February 2012 (see Note 21). People’s United has the option to redeem the notes, in whole or in part, on any interest payment date at a redemption price of 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest (see Note 25).

The 4.00% subordinated notes represent fixed-rate unsecured and subordinated obligations of the Bank with interest payable semi-annually. The Bank may redeem the notes, in whole or in part, on or after April 16, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Bank may redeem the notes in whole, but not in part, at its option at a redemption price equal to 100% of the principal amount of the notes together with accrued but unpaid interest to, but excluding, the date fixed for redemption, within 90 days of the occurrence of a “regulatory event” (as defined). Pursuant to capital regulations of the OCC, effective January 1, 2015, the Bank may not redeem the notes prior to maturity without the prior approval of the OCC. The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the subordinated notes due to changes in interest rates (see Note 21). For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for both People’s United’s and the Bank’s Total risk-based capital (see Note 14).

As discussed in Note 1, effective January 1, 2016, the Company adopted, with retrospective application, amended standards with respect to the presentation of debt issuance costs by changing the presentation of such costs from an asset on the statement of condition to a deduction from the related debt liability. The adoption of this new guidance did not impact the Company’s results of operations or cash flows. In accordance with the amended standard, debt issuance costs totaling $5.6 million at December 31, 2015, previously included in other assets, are now included as a component of notes and debentures in the Consolidated Statements of Condition.

NOTE 12 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2016	2015	2014
Income tax expense applicable to pre-tax income	$128.5	$130.4	$128.9
Deferred income tax benefit applicable to items reported in total other comprehensive loss (note 16)	(10.6)	(5.3)	(6.7)

Total	$117.9	$125.1	$122.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2016	2015	2014
Current tax expense:
Federal	$109.7	$103.6	$111.9
State	15.1	12.7	10.3

Total current tax expense	124.8	116.3	122.2
Deferred tax expense (1)	3.7	14.1	6.7

Total income tax expense	$128.5	$130.4	$128.9

(1)	Includes the effect of decreases in the valuation allowance for state deferred tax assets of $1.3 million, $0.1 million and $1.2 million in 2016, 2015 and 2014, respectively.

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

Years ended December 31 (dollars in millions)	2016	2015	2014
Expected income tax expense	$143.3	$136.7	$133.2
State income tax, net of federal tax effect	10.0	9.3	8.2
Tax-exempt interest	(20.0)	(16.4)	(13.2)
Federal income tax credits	(5.3)	(0.4)	0.8
Tax-exempt income from BOLI	(2.0)	(1.6)	(2.0)
Other, net	2.5	2.8	1.9

Actual income tax expense	$128.5	$130.4	$128.9

Effective income tax rate	31.4%	33.4%	33.9%

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

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($195.2 million and $158.4 million at December 31, 2016 and 2015, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($92.5 million and $74.9 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $12.6 million, $12.6 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 1998, the Bank formed a passive investment company, People’s Mortgage Investment Company (“PMIC”), in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of PMIC, and any dividends it pays to the Bank, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2016 and expire between 2020 and 2036.

The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2016	2015
Deferred tax assets:
Leasing activities	$122.2	$101.5
Allowance for loan losses and non-accrual interest	90.2	82.7
State tax net operating loss carryforwards, net of federal tax effect	66.3	68.0
Equity-based compensation	19.0	22.9
Unrealized loss on securities available for sale	18.7	10.8
Pension and other postretirement benefits	10.9	12.2
Unrealized loss on securities transferred to held to maturity	10.2	12.0
Other deductible temporary differences	37.1	35.1

Total deferred tax assets	374.6	345.2
Less: valuation allowance for state deferred tax assets	(66.7)	(68.0)

Total deferred tax assets, net of the valuation allowance	307.9	277.2

Deferred tax liabilities:
Tax over book depreciation	(207.1)	(185.4)
Acquisition-related deferred tax liabilities	(35.3)	(39.9)
Book over tax income recognized on consumer loans	(18.4)	(14.6)
Mark-to-market and original issue discounts for tax purposes	(16.0)	(7.3)
Deferred cancellation-of-indebtedness income	(9.0)	(13.4)
Temporary differences related to merchant services joint venture	(6.3)	(6.8)
Other taxable temporary differences	(6.4)	(7.9)

Total deferred tax liabilities	(298.5)	(275.3)

Net deferred tax asset	$9.4	$1.9

Based on People’s United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United will realize its total deferred tax assets, net of the valuation allowance.

People’s United’s current income tax receivable at December 31, 2016 and 2015 totaled $29.9 million and $26.3 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending balances of People’s United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2016	2015	2014
Balance at beginning of year	$2.7	$3.0	$3.0
Additions for tax positions taken in prior years	0.1	0.1	0.1
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statute of limitations	—	(0.4)	(0.1)

Balance at end of year	$2.8	$2.7	$3.0

If recognized, the unrecognized income tax benefits at December 31, 2016 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.7 million and $0.6 million at December 31, 2016 and 2015, respectively. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits is not expected to change significantly within the next twelve months. People’s United files a consolidated U.S. Federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2011.

NOTE 13 – Stockholders’ Equity and Dividends

People’s United is authorized to issue 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding as of December 31, 2016, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 405.0 million shares were issued as of December 31, 2016.

On October 31, 2016, People’s United issued 10.0 million shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Proceeds from the issuance are presented in the Consolidated Statements of Condition net of issuance costs totaling $5.9 million. Dividends on the preferred stock are based on the liquidation preference amount and, when and if declared, will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2016. Up to and including December 14, 2026, the dividend will be based on a fixed-rate of 5.625% per annum. From and including December 15, 2026, the dividend will be based on a floating-rate equal to three-month LIBOR plus a spread of 4.02% per annum. The Company may redeem the preferred stock at its option, from time to time, on or after December 15, 2026, at a redemption price equal to $25.00 per share.

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at December 31, 2016) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.7 million shares at December 31, 2016). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in the second quarter of 2014, no new awards may be granted under the RRP (see Note 18).

In April 2007, People’s United established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At that time, People’s United loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2016, 7.0 million shares of People’s United common stock, with a contra-equity balance of $144.6 million, have not been allocated or committed to be released.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Common dividends declared and paid per common share totaled $0.6775, $0.6675 and $0.6575 for the years ended December 31, 2016, 2015 and 2014, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) was 73.7%, 77.3% and 78.2% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In 2016, 2015 and 2014, the Bank paid a total of $271.0 million, $245.0 million and $244.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2016, the Bank’s retained net income, as defined by federal regulations, totaled $42.8 million.

NOTE 14 – Regulatory Capital Requirements

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

On January 1, 2015, both People’s United and the Bank became subject to new capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. The Basel III capital rules, among other things: (i) introduced as a new capital measure “Common Equity Tier 1” (“CET 1”) capital; (ii) specified that Tier 1 capital consists of CET 1 capital and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) defined CET 1 capital narrowly by requiring that most adjustments to regulatory capital measures be made to CET 1 capital and not to the other components of capital; and (iv) expanded the scope of the adjustments as compared to prior regulations.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Management believes that, as of December 31, 2016, both People’s United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank’s capital classification would be warranted.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The improvement in People’s United’s Tier 1 and Total risk-based capital ratios since December 31, 2015 reflects, in part, the issuance of preferred stock in October 2016, which qualifies as a Tier 1 capital instrument (see Note 13). The improvement in the Bank’s capital ratios since December 31, 2015 reflects equity contributions from People’s United (parent company) during 2016. The minimum capital required amounts as of December 31, 2016 and 2015 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2016, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $30.5 billion, compared to $29.6 billion for both entities at December 31, 2015.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2016		Minimum Capital Required Basel III Phase-In (2016)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,256.1	8.4%	$1,546.7	4.0%	$1,933.4	5.0%
Bank	3,430.5	8.9	1,537.0	4.0	1,921.2	5.0

CET 1 Risk-Based Capital (2):
People’s United	3,012.0	9.9	1,565.2	5.125	1,985.1	6.5
Bank	3,430.5	11.3	1,562.5	5.125	1,981.8	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,256.1	10.7	2,023.3	6.625	2,443.2	8.0
Bank	3,430.5	11.3	2,019.9	6.625	2,439.1	8.0

Total Risk-Based Capital (4):
People’s United	3,802.9	12.5	2,634.1	8.625	3,054.0	10.0
Bank	4,062.1	13.3	2,629.7	8.625	3,048.9	10.0

	As of December 31, 2015		Minimum Capital Required Basel III Phase-In (2015)		Classification as Well-Capitalized

(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$2,898.1	8.0%	$1,440.6	4.0%	$1,800.8	5.0%
Bank	3,012.7	8.4	1,431.9	4.0	1,789.8	5.0

CET 1 Risk-Based Capital (2):
People’s United	2,898.1	9.8	1,620.7	4.5	2,341.0	6.5
Bank	3,012.7	10.2	1,610.9	4.5	2,326.8	6.5

Tier 1 Risk-Based Capital (3):
People’s United	2,898.1	9.8	1,778.8	6.0	2,371.7	8.0
Bank	3,012.7	10.2	1,777.3	6.0	2,369.7	8.0

Total Risk-Based Capital (4):
People’s United	3,470.5	11.7	2,371.7	8.0	2,964.6	10.0
Bank	3,726.3	12.6	2,369.7	8.0	2,962.1	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management currently estimates that, as of December 31, 2016, both the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 10-20 basis points on a “fully phased-in” basis as compared to the risk-based capital ratios at December 31, 2016.

NOTE 15 – Earnings Per Common Share

The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per share data)	2016	2015	2014
Net income available to common shareholders	$279.2	$260.1	$251.7
Dividends paid on and undistributed earnings allocated to participating securities	(0.9)	(1.1)	(1.2)

Earnings attributable to common shareholders	$278.3	$259.0	$250.5

Weighted average common shares outstanding for basic EPS	303.1	300.4	298.2
Effect of dilutive equity-based awards	0.9	—	0.1

Weighted average common and common-equivalent shares for diluted EPS	304.0	300.4	298.3

Basic EPS	$0.92	$0.86	$0.84

Diluted EPS	$0.92	$0.86	$0.84

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 13.6 million shares, 19.7 million shares and 17.7 million shares for the years ended December 31, 2016, 2015 and 2014, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 16 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2016, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2013	$(85.0)	$(46.5)	$(23.3)	$(0.3)	$(155.1)

Other comprehensive income (loss) before reclassifications	(62.6)	44.6	—	(0.6)	(18.6)
Amounts reclassified from AOCL (1)	4.7	(1.8)	1.8	0.8	5.5

Current period other comprehensive income (loss)	(57.9)	42.8	1.8	0.2	(13.1)

Balance at December 31, 2014	(142.9)	(3.7)	(21.5)	(0.1)	(168.2)

Other comprehensive income (loss) before reclassifications	(2.2)	(14.0)	—	(0.7)	(16.9)
Amounts reclassified from AOCL (1)	5.1	—	2.0	0.8	7.9

Current period other comprehensive income (loss)	2.9	(14.0)	2.0	0.1	(9.0)

Balance at December 31, 2015	(140.0)	(17.7)	(19.5)	—	(177.2)

Other comprehensive income (loss) before reclassifications	(9.6)	(18.3)	—	(0.1)	(28.0)
Amounts reclassified from AOCL (1)	4.0	3.7	2.1	0.4	10.2

Current period other comprehensive income (loss)	(5.6)	(14.6)	2.1	0.3	(17.8)

Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2016	2015	2014
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(7.2)	$(9.1)	$(8.4)	(1)
Prior service credit	0.8	1.0	1.0	(1)

	(6.4)	(8.1)	(7.4)	Income before income tax expense
	2.4	3.0	2.7	Income tax expense

	(4.0)	(5.1)	(4.7)	Net income

Reclassification adjustment for net realized (losses) gains on securities available for sale	(5.9)	—	3.0	Income before income tax expense (2)
	2.2	—	(1.2)	Income tax expense

	(3.7)	—	1.8	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(3.3)	(3.1)	(3.0)	Income before income tax expense (3)
	1.2	1.1	1.2	Income tax expense

	(2.1)	(2.0)	(1.8)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.8)	(1.3)	(1.4)	(4)
Interest rate locks	0.1	0.1	0.1	(4)

	(0.7)	(1.2)	(1.3)	Income before income tax expense
	0.3	0.4	0.5	Income tax expense

	(0.4)	(0.8)	(0.8)	Net income

Total reclassifications for the period	$(10.2)	$(7.9)	$(5.5)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense (see Note 17 for additional details).
(2)	Included in non-interest income.
(3)	Included in interest and dividend income – securities.
(4)	Included in interest expense – notes and debentures.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2016	2015	2014
Net actuarial loss and other amounts related to pension and other postretirement plans	$85.0	$81.5	$83.2
Net unrealized loss on securities available for sale	18.8	10.3	2.2
Net unrealized loss on securities transferred to held to maturity	10.2	11.4	12.5
Net unrealized gain on derivatives accounted for as cash flow hedges	(0.2)	—	—

Total deferred income taxes	$113.8	$103.2	$97.9

The following is a summary of the components of People’s United’s total other comprehensive loss:

	Pre-Tax		After-Tax
Year ended December 31, 2016 (in millions)	Amount	Tax Effect	Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(15.5)	$5.9	$(9.6)
Reclassification adjustment for net actuarial loss included in net income	7.2	(2.7)	4.5

Net actuarial loss	(8.3)	3.2	(5.1)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	0.3	(0.5)

Net actuarial loss and prior service credit	(9.1)	3.5	(5.6)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	(29.0)	10.7	(18.3)
Reclassification adjustment for net realized gains included in net income	5.9	(2.2)	3.7

Net unrealized losses	(23.1)	8.5	(14.6)

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.3	(1.2)	2.1

Net unrealized gains	3.3	(1.2)	2.1

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.2)	0.1	(0.1)
Reclassification adjustment for net realized losses included in net income	0.7	(0.3)	0.4

Net unrealized gains	0.5	(0.2)	0.3

Total other comprehensive loss	$(28.4)	$10.6	$(17.8)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pre-Tax		After-Tax
Year ended December 31, 2015 (in millions)	Amount	Tax Effect	Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(3.5)	$1.3	$(2.2)
Reclassification adjustment for net actuarial loss included in net income	9.1	(3.4)	5.7

Net actuarial gain	5.6	(2.1)	3.5

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Net actuarial gain and prior service credit	4.6	(1.7)	2.9

Net unrealized gains and losses on securities available for sale:
Net unrealized holding losses arising during the year	(22.1)	8.1	(14.0)

Net unrealized losses	(22.1)	8.1	(14.0)

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.1	(1.1)	2.0

Net unrealized gains	3.1	(1.1)	2.0

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.1)	0.4	(0.7)
Reclassification adjustment for net realized losses included in net income	1.2	(0.4)	0.8

Net unrealized gains	0.1	—	0.1

Total other comprehensive loss	$(14.3)	$5.3	$(9.0)

	Pre-Tax		After-Tax
Year ended December 31, 2014 (in millions)	Amount	Tax Effect	Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(98.5)	$35.9	$(62.6)
Reclassification adjustment for net actuarial loss included in net income	8.4	(3.1)	5.3

Net actuarial loss	(90.1)	32.8	(57.3)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Net actuarial loss and prior service credit	(91.1)	33.2	(57.9)

Net unrealized gains and losses on securities available for sale:
Net unrealized holding gains arising during the year	70.9	(26.3)	44.6
Reclassification adjustment for net realized gains included in net income	(3.0)	1.2	(1.8)

Net unrealized gains	67.9	(25.1)	42.8

Net unrealized gains and losses on securities transferred to held to maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held to maturity included in net income	3.0	(1.2)	1.8

Net unrealized gains	3.0	(1.2)	1.8

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.9)	0.3	(0.6)
Reclassification adjustment for net realized losses included in net income	1.3	(0.5)	0.8

Net unrealized gains	0.4	(0.2)	0.2

Total other comprehensive loss	$(19.8)	$6.7	$(13.1)

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

	Pension Plans		Other Postretirement Plan
(in millions)	2016	2015	2016	2015
Benefit obligations: (1)
Beginning of year	$480.4	$515.3	$14.0	$14.6
Service cost	—	—	0.3	0.3
Interest cost	18.6	21.1	0.6	0.6
Actuarial loss (gain)	10.2	(36.7)	(0.2)	(0.6)
Benefits paid	(17.8)	(16.6)	(1.1)	(0.9)
Settlements	(2.1)	(2.7)	—	—

End of year	489.3	480.4	13.6	14.0

Fair value of plan assets:
Beginning of year	466.5	439.9	—	—
Actual return on assets	29.2	(6.4)	—	—
Employer contributions (2)	2.2	52.3	1.1	0.9
Benefits paid	(17.8)	(16.6)	(1.1)	(0.9)
Settlements	(2.1)	(2.7)	—	—

End of year	478.0	466.5	—	—

Funded status at end of year	$(11.3)	$(13.9)	$(13.6)	$(14.0)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$29.5	$26.6	$—	$—
Other liabilities	(40.8)	(40.5)	(13.6)	(14.0)

Funded status at end of year	$(11.3)	$(13.9)	$(13.6)	$(14.0)

(1)	Represents the projected benefit obligation for the Pension Plans and the accumulated benefit obligation for the Other Postretirement Plan.
(2)	During the quarter ended March 31, 2015, People’s United made voluntary employer contributions of $40.0 million to the People’s Qualified Plan and $10.0 million to the Chittenden Qualified Plan.

Plan assets for the People’s Qualified Plan and the Chittenden Qualified Plan (together the “Qualified Plans”) of $430.4 million and $47.6 million, respectively, as of December 31, 2016 exceeded the related projected benefit obligation ($405.5 million and $43.0 million, respectively) at that date.

Although the Supplemental Plans hold no assets, People’s United has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $31.6 million as of December 31, 2016 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related projected benefit obligation ($40.8 million) at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2016	2015
Accumulated benefit obligations:
Qualified Plans	$448.5	$439.9
Supplemental Plans	40.8	40.5

Total	$489.3	$480.4

Projected benefit obligations:
Qualified Plans	$448.5	$439.9
Supplemental Plans	40.8	40.5

Total	$489.3	$480.4

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive loss are as follows:

	Pension Plans			Other Postretirement Plan
Years ended December 31 (in millions)	2016	2015	2014	2016	2015	2014
Net periodic benefit (income) expense:
Service cost	$—	$—	$—	$0.3	$0.3	$0.1
Interest cost	18.6	21.1	21.4	0.6	0.6	0.5
Expected return on plan assets	(34.6)	(34.4)	(32.0)	—	—	—
Recognized net actuarial loss	6.1	7.7	5.1	0.2	0.3	—
Recognized prior service credit	(0.8)	(0.8)	(0.8)	—	(0.2)	(0.2)
Settlements (1)	0.8	1.2	3.3	—	—	—

Net periodic benefit (income) expense	(9.9)	(5.2)	(3.0)	1.1	1.0	0.4

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	8.7	(4.7)	85.3	(0.4)	(0.9)	4.8
Prior service credit	0.8	0.8	0.8	—	0.2	0.2

Total pre-tax changes recognized in other comprehensive loss	9.5	(3.9)	86.1	(0.4)	(0.7)	5.0

Total recognized in net periodic benefit (income) expense and other comprehensive loss	$(0.4)	$(9.1)	$83.1	$0.7	$0.3	$5.4

(1)	Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.

The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plan
As of December 31 (in millions)	2016	2015	2016	2015
Net actuarial loss	$228.0	$219.3	$3.8	$4.2
Prior service credit	(1.2)	(2.0)	—	—

Total pre-tax amounts included in AOCL	$226.8	$217.3	$3.8	$4.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company uses a corridor approach in the valuation of its Qualified Plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for the People’s Qualified Plan (approximately 28 years) and over the average working lifetime of active participants for the Chittenden Qualified Plan (approximately 9 years), both as of December 31, 2016.

In 2017, approximately $6.5 million in net actuarial losses and $0.8 million in prior service credit are expected to be recognized as components of net periodic benefit (income) expense for the Pension Plans and approximately $0.2 million in net actuarial losses is expected to be recognized as a component of net periodic benefit (income) expense for the Other Postretirement Plan.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plan
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	4.41%	4.64%	4.20%	4.40%	4.60%	4.20%
Chittenden Qualified Plan	4.16	4.45	4.00	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan	4.64%	4.20%	5.10%	4.60%	4.20%	5.10%
Chittenden Qualified Plan	4.45	4.00	4.90	n/a	n/a	n/a
Expected return on plan assets	7.25	7.50	8.00	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	6.50%	6.80%	7.05%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2037	2027	2027

n/a – not applicable

(1)	Changes in the net periodic benefit (income) expense and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2016 ranged from 3.60% to 4.40% while the discount rate used to determine net periodic benefit (income) expense for 2016 ranged from 3.95% to 4.60%. The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2015 ranged from 3.95% to 4.60% while the discount rate used to determine net periodic benefit (income) expense for 2015 was 4.20%.

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

The impact in 2016 of the change in accounting estimate for the Qualified Plans was as follows:

(dollars in millions)	People’s Qualified Plan	Chittenden Qualified Plan
Discount rates used to measure net periodic benefit income in 2016:
Interest cost	4.03%	3.70%
Discount rates that would have been used to measure net periodic benefit income under prior actuarial methodology:
Interest cost	4.64	4.45
Increase in net periodic benefit income in 2016 using specific spot rates:
Interest cost	$2.5	$0.3

The impact in 2016 of the change in accounting estimate for the Supplemental Plans and the Other Postretirement Plan was $0.3 million.

In developing an expected long-term rate of return on asset assumption for the Qualified Plans for purposes of determining 2016 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 7.25%, which was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2017, $14.3 million in net periodic benefit income is expected to be recognized related to the Qualified Plans. This amount was determined using the following assumptions: (i) an expected long-term rate of return of 7.25%; (ii) discount rates of 4.41% and 4.16% (based on the full yield curve approach discussed above) for the People’s Qualified Plan and the Chittenden Qualified Plan, respectively; and (iii) updated mortality tables issued by the Society of Actuaries in October 2016. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries. Adoption of updated mortality tables resulted in a decrease in the related benefit obligation of $6.0 million for the Qualified Plans.

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In 2017, no employer contributions are expected to be made for either the People’s Qualified Plan or the Chittenden Qualified Plan. Employer contributions for the Supplemental Plans and the Other Postretirement Plan in 2017 are expected to total $8.1 million, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the Pension Plans as of December 31, 2016 are: $23.0 million in 2017; $20.8 million in 2018; $20.4 million in 2019; $20.3 million in 2020; $23.4 million in 2021; and an aggregate of $125.1 million in 2022 through 2026. Expected future net benefit payments for the Other Postretirement Plan as of December 31, 2016 are: $2.5 million in 2017; $2.7 million in 2018; $2.2 million in 2019; $2.6 million in 2020; $2.7 million in 2021; and an aggregate of $15.5 million in 2022 through 2026.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the percentages of fair value for the major categories of assets in the Qualified Plans as of the respective measurement dates:

	Plan Assets
	2016		2015
As of December 31	People’s Qualified Plan	Chittenden Qualified Plan	People’s Qualified Plan	Chittenden Qualified Plan
Equity securities	69%	67%	69%	69%
Cash and fixed income securities	31	33	31	31

Total	100%	100%	100%	100%

The following tables present the Qualified Plans’ assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11.7	$—	$—	$11.7
Equity securities:
Corporate	214.8	—	—	214.8
Mutual funds	—	114.8	—	114.8
Fixed income securities:
Corporate	—	102.9	—	102.9
Mutual funds	—	21.4	—	21.4
U.S. Treasury and municipals	—	6.8	—	6.8
Other	—	5.6	—	5.6

Total	$226.5	$251.5	$—	$478.0

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$26.3	$—	$—	$26.3
Equity securities:
Corporate	215.3	—	—	215.3
Mutual funds	—	105.8	—	105.8
Fixed income securities:
Corporate	—	81.6	—	81.6
Mutual funds	—	21.8	—	21.8
Municipals	—	10.5	—	10.5
Other	—	5.2	—	5.2

Total	$241.6	$224.9	$—	$466.5

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $5.0 million in 2016, $5.1 million in 2015 and $5.3 million in 2014. At December 31, 2016, the loan balance totaled $184.9 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,484,525 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2016, 6,969,050 shares of People’s United common stock, with a fair value of $134.9 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $5.5 million, $5.4 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Savings Plans

People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $8.0 million as of December 31, 2016 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related benefit obligation of $27.3 million at that date. Expense recognized for these employee savings plans totaled $22.9 million, $22.1 million and $20.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 18 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United’s 2014 Plan and the predecessor 2008 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United; and (iii) stock appreciation rights, restricted stock and performance shares. A total of 34,000,000 shares of People’s United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, by 5.32 shares for each restricted stock award and by 7.98 shares for each performance share. At December 31, 2016, a total of 15,833,453 reserved shares remain available for future awards.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Non-statutory stock options have been granted under the Incentive Plans at exercise prices equal to the fair value of People’s United common stock at the grant dates. Option expiration dates are fixed at the grant date, with a maximum term of ten years. Prior to 2013, options granted under the Incentive Plans generally vested 50% after two years, 75% after three years and 100% after four years. Beginning in 2013, options granted under the Incentive Plans vest 33% after one year, 66% after two years and 100% after three years. Unvested options become fully exercisable in the event of a change of control, as defined in the Incentive Plans.

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

Beginning in 2016, People’s United granted performance shares under the 2014 Plan. A performance share represents the right to receive a share of People’s United common stock contingent upon the Company achieving certain pre-established performance goals and the employee satisfying requisite service conditions. Employees become fully vested in these performance shares upon completion of a three year performance period beginning with the year in which the performance shares are granted. At the end of the three year performance period, if performance goals have been achieved, the number of performance shares earned by each employee is determined by the level of achievement against the pre-established performance goals. During the performance period, dividend equivalents are accrued to the employees’ benefit. Such dividends are paid out at the end of the performance period based on the number of performance shares earned. Unvested performance shares and dividend equivalents become fully vested in the event of a change in control, as defined in the Incentive Plans.

Performance Shares Awarded

The following is a summary of performance share activity under the 2014 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested performance shares outstanding at December 31, 2015	—	$—
Granted	568,596	15.22
Forfeited	(15,664)	15.22
Vested	(947)	15.22

Unvested performance shares outstanding at December 31, 2016	551,985	$15.22

Expense related to unvested performance shares is recognized on a straight-line basis, generally over the applicable service period, and totaled $2.1 million for the year ended December 31, 2016. Unamortized cost for unvested performance shares, which reflects an estimated forfeiture rate of 5% per year over the vesting period, totaled $5.3 million at December 31, 2016, and is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. The total fair value of performance shares vested during the year ended December 31, 2016 was immaterial.

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

Non-statutory stock options were granted under the SOP at exercise prices equal to the fair value of People’s United’s common stock at the grant date based on quoted market prices. The fair value of all restricted stock awarded under the RRP was measured at the grant date based on quoted market prices. Prior to 2014, most restricted stock awards and stock options granted under the 2007 Plans were scheduled to vest in 20% annual increments over a five-year period with requisite service conditions and no performance-based conditions to such vesting. Beginning in 2014, awards made under the 2007 Plans in 2014 are scheduled to vest in one-third annual increments over a three-year period with requisite service conditions and no performance-based conditions to such vesting. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares.

Stock Options Granted

People’s United granted a total of 3,187,500 stock options in 2016, 5,221,992 stock options in 2015 and 562,355 stock options in 2014 under the Incentive Plans and 4,391,269 stock options under the SOP in 2014. The estimated weighted-average grant-date fair value of all stock options granted in 2016, 2015 and 2014 was $1.33 per option, $1.46 per option and $1.51 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.6% in 2016, 4.4% in 2015 and 4.7% in 2014; expected volatility rate of 20% in both 2016 and 2015 and 22% in 2014; risk-free interest rate of 1.3% in 2016 and 1.6% in both 2015 and 2014; and expected option life of approximately 5 years in 2016, 2015 and 2014.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2013	14,217,074	$15.43
Granted	4,953,624	13.94
Forfeited	(896,003)	15.13
Exercised	(476,290)	12.48

Options outstanding at December 31, 2014	17,798,405	15.11
Granted	5,221,992	14.85
Forfeited	(1,290,396)	16.57
Exercised	(2,052,577)	13.35

Options outstanding at December 31, 2015	19,677,424	15.13
Granted	3,187,500	14.57
Forfeited	(632,869)	15.65
Exercised	(5,676,130)	15.60

Options outstanding at December 31, 2016	16,555,925	$14.84	6.4	$75.2

Options exercisable at December 31, 2016	8,837,386	$15.08	4.7	$38.2

(1)	Reflects only those stock options with intrinsic value at December 31, 2016.

Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.7 million, $6.8 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $5.3 million at December 31, 2016, and is expected to be recognized over the remaining weighted-average vesting period of 1.4 years. The total intrinsic value of stock options exercised was $15.6 million, $5.1 million and $1.1 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Additional information concerning options outstanding and options exercisable at December 31, 2016 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$11.53 – $13.05	1,717,527	5.7	$12.85	1,717,527	$12.85
13.42 – 15.80	12,425,506	7.6	14.51	4,706,967	14.42
16.07 – 17.76	734,089	1.8	16.85	734,089	16.85
18.10 – 21.63	1,678,803	0.8	18.45	1,678,803	18.45

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2013	1,533,215	$13.12
Granted	660,617	14.01
Forfeited	(95,700)	13.53
Vested	(730,600)	13.22

Unvested restricted shares outstanding at December 31, 2014	1,367,532	13.47
Granted	568,273	14.88
Forfeited	(80,303)	14.23
Vested	(623,185)	13.33

Unvested restricted shares outstanding at December 31, 2015	1,232,317	14.14
Granted	344,812	14.66
Forfeited	(41,684)	14.34
Vested	(649,363)	13.79

Unvested restricted shares outstanding at December 31, 2016	886,082	$14.59

Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $6.5 million, $9.4 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $6.4 million at December 31, 2016, and is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015 and 2014 was $9.8 million, $9.4 million and $10.3 million, respectively.

During 2016, 2015 and 2014, employees of People’s United tendered a total of 289,992 shares, 230,459 shares and 229,635 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $3.2 million and $3.0 million, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2016, 2015 and 2014, directors were granted a total of 58,020 shares, 62,690 shares and 57,330 shares, respectively, of People’s United common stock, with grant date fair values of $16.24 per share, $15.23 per share and $14.63 per share, respectively, at those dates. Expense totaling $0.9 million, $0.9 million and $0.8 million was recognized for the years ended December 31, 2016, 2015 and 2014, respectively, for the Directors’ Plan. At December 31, 2016, a total of 193,051 shares remain available for issuance.

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

Recurring Fair Value Measurements

Trading Account Securities and Securities Available For Sale

When available, People’s United uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, GSE mortgage-backed securities and CMOs, all of which are included in Level 2.

The Company’s available-for-sale securities are primarily comprised of GSE mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2016 and 2015, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities and CMOs, making observable inputs readily available.

Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of securities with similar duration. As a further point of validation, the Company generates its own month-end fair value estimate for all mortgage-backed securities, agency-issued CMOs (also backed by 10- and 15-year mortgage-backed securities), and state and municipal securities. While the Company has not adjusted the prices obtained from the independent pricing service, any notable differences between those prices and the Company’s estimates are subject to further analysis. This additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for the particular security. Based on management’s review of the prices provided by the pricing service, the fair values incorporate observable market inputs used by market participants at the measurement date and, as such, are classified as Level 2 securities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Assets

As discussed in Note 17, certain unfunded, nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

Derivatives

People’s United values its derivatives using internal models that are based on market or observable inputs, including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps, foreign exchange contracts, risk participation agreements, forward commitments to sell residential mortgage loans and interest rate-lock commitments on residential mortgage loans.

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.8	$—	$—	$6.8
Securities available for sale:
U.S. Treasury and agency	859.7	—	—	859.7
GSE mortgage-backed securities and CMOs	—	3,550.0	—	3,550.0
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	32.6	—	—	32.6
Fixed income securities	—	4.3	—	4.3
Mutual funds	2.7	—	—	2.7
Interest rate swaps	—	173.1	—	173.1
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$901.8	$3,728.5	$—	$4,630.3

Financial liabilities:
Interest rate swaps	$—	$121.0	$—	$121.0
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.3	—	0.3
Interest rate-lock commitments on residential mortgage loans	—	0.4	—	0.4

Total	$—	$121.7	$—	$121.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.7	$—	$—	$6.7
Securities available for sale:
U.S. Treasury and agency	362.8	—	—	362.8
GSE residential mortgage-backed securities and CMOs	—	4,164.7	—	4,164.7
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	29.4	—	—	29.4
Fixed income securities	—	5.1	—	5.1
Mutual funds	2.0	—	—	2.0
Interest rate swaps	—	157.0	—	157.0
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.6	—	0.6

Total	$400.9	$4,328.2	$—	$4,729.1

Financial liabilities:
Interest rate swaps	$—	$108.5	$—	$108.5
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	0.8	—	0.8

Total	$—	$109.5	$—	$109.5

(1)	As of December 31, 2016 and 2015, the fair value of risk participation agreements totaled less than $0.1 million (see Note 21).

There were no transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2016 and 2015.

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$39.3	$—	$39.3
Impaired loans (2)	—	—	55.9	55.9
REO and repossessed assets (3)	—	—	19.3	19.3

Total	$—	$39.3	$75.2	$114.5

	Fair Value Measurements Using
As of December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$34.5	$—	$34.5
Impaired loans (2)	—	—	49.1	49.1
REO and repossessed assets (3)	—	—	22.1	22.1

Total	$—	$34.5	$71.2	$105.7

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2016 and 2015.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $40.8 million of Commercial loans and $15.1 million of Retail loans at December 31, 2016. The provision for loan losses on impaired loans totaled $3.8 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively.
(3)	Represents: (i) $8.1 million of residential REO; (ii) $4.0 million of commercial REO; and (iii) $7.2 million of repossessed assets at December 31, 2016. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $3.7 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $3.2 million and $2.8 million for the same periods.

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

Borrowings and Notes and Debentures

The fair values of federal funds purchased, repurchase agreements and other borrowings are equal to the carrying amounts due to the short maturities (generally overnight). The fair values of FHLB advances represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities and are classified as Level 2. The fair values of notes and debentures were based on dealer quotes and are classified as Level 2.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2016 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$432.4	$432.4	$—	$—	$432.4
Short-term investments	181.7	—	181.7	—	181.7
Securities held to maturity	2,005.4	—	2,011.2	1.5	2,012.7
FHLB and FRB stock	315.8	—	315.8	—	315.8
Total loans, net (1)	29,459.7	—	6,028.4	23,238.1	29,266.5
Financial liabilities:
Time deposits	4,542.2	—	4,539.7	—	4,539.7
Other deposits	25,318.6	—	25,318.6	—	25,318.6
FHLB advances	3,061.1	—	3,064.4	—	3,064.4
Federal funds purchased	617.0	—	617.0	—	617.0
Customer repurchase agreements	343.3	—	343.3	—	343.3
Other borrowings	35.4	—	35.4	—	35.4
Notes and debentures	1,030.1	—	1,000.0	—	1,000.0

(1)	Excludes impaired loans totaling $55.9 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2015 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$334.8	$334.8	$—	$—	$334.8
Short-term investments	380.5	—	380.5	—	380.5
Securities held to maturity	1,609.6	—	1,661.0	1.5	1,662.5
FHLB and FRB stock	305.4	—	305.4	—	305.4
Total loans, net (1)	28,150.8	—	5,315.3	22,893.7	28,209.0
Financial liabilities:
Time deposits	4,818.1	—	4,836.5	—	4,836.5
Other deposits	23,599.3	—	23,599.3	—	23,599.3
FHLB advances	3,463.8	—	3,468.7	—	3,468.7
Customer repurchase agreements	469.5	—	469.5	—	469.5
Federal funds purchased	374.0	—	374.0	—	374.0
Notes and debentures	1,033.1	—	1,012.9	—	1,012.9

(1)	Excludes impaired loans totaling $49.1 million measured at fair value on a non-recurring basis.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 20 – Legal Proceedings and Lease Commitments

People’s United has various outstanding commitments and contingent liabilities that are not required to be and, therefore, have not been reflected in the consolidated financial statements.

Legal Proceedings

In the normal course of business, People’s United is subject to various legal proceedings. Management has discussed with legal counsel the nature of these legal proceedings and, based on the advice of counsel and the information currently available, believes that the eventual outcome of these legal proceedings will not have a material adverse effect on People’s United’s financial condition, results of operations or liquidity.

Lease Commitments

At December 31, 2016, People’s United was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. Future minimum rental commitments under operating leases in excess of one year at December 31, 2016 were: $58.8 million in 2017; $54.3 million in 2018; $49.5 million in 2019; $45.6 million in 2020; $42.5 million in 2021; and an aggregate of $106.6 million in 2022 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $59.8 million, $58.9 million and $59.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2016	2015
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial and industrial	$4,029.6	$3,337.0
Home equity and other consumer	2,800.7	2,558.4
Commercial real estate	701.6	831.0
Equipment financing	179.9	241.0
Residential mortgage	69.6	93.3
Letters of credit:
Stand-by	105.6	121.5
Commercial	3.6	3.4
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	500.0	500.0
For commercial customers:
Customer	5,612.2	4,644.8
Institutional counterparties	5,620.2	4,644.8
Risk participation agreements	251.9	244.4
Foreign exchange contracts	101.2	56.7
Forward commitments to sell residential mortgage loans	48.6	44.7
Interest rate-lock commitments on residential mortgage loans	57.0	65.4

(1)	The contractual amounts of these financial instruments represent People’s United’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United’s maximum potential exposure to credit loss.

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

The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit was $2.3 million and $2.5 million at December 31, 2016 and 2015, respectively, and is included in other liabilities in the Consolidated Statements of Condition.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2016 was $7.5 million, for which People’s United had posted collateral of $5.4 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $2.1 million in additional collateral would have been required.

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

People’s United has entered into a pay fixed/receive floating interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million subordinated notes (see Note 11) (such payments began in February 2012). These notes had a fixed interest rate of 5.80% until February 2012, at which time the interest rate converted to the three-month LIBOR plus 68.5 basis points. People’s United has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate (1.99%) and floating-rate interest amounts calculated based on a notional amount of $125 million. The floating-rate interest amounts received under the swap are calculated using the same floating-rate paid on these notes. The swap effectively converts the variable-rate subordinated notes to a fixed-rate liability and consequently reduces People’s United’s exposure to increases in interest rates. This swap is accounted for as a cash flow hedge (see Note 25).

The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the Bank’s $400 million subordinated notes (see Note 11) due to changes in interest rates. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on a notional amount of $375 million. The fixed-rate interest payments received on the swap will essentially offset the fixed-rate interest payments made on these notes, notwithstanding the notional difference between these notes and the swap. The floating-rate interest amounts paid under the swap are calculated based on three-month LIBOR plus 126.5 basis points. The swap effectively converts the fixed-rate subordinated notes to a floating-rate liability. This swap is accounted for as a fair value hedge.

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

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed-rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2016 that is expected to be recognized over the next 12 months totals approximately $0.1 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2016	2015	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$5,612.2	$4,644.8	$93.9	$130.9	$46.9	$2.6
Institutional counterparties	N/A	5,620.2	4,644.8	65.6	7.2	74.0	105.3
Risk participation agreements (2)	N/A	251.9	244.4	—	—	—	—
Foreign exchange contracts	N/A	101.2	56.7	0.6	0.6	0.3	0.2
Forward commitments to sell residential mortgage loans	N/A	48.6	44.7	0.3	0.6	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	57.0	65.4	—	—	0.4	0.8

Total				160.4	139.3	121.6	108.9

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Cash flow	125.0	125.0	—	—	0.1	0.6
Subordinated notes	Fair value	375.0	375.0	13.6	18.9	—	—

Total				13.6	18.9	0.1	0.6

Total fair value of derivatives				$174.0	$158.2	$121.7	$109.5

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2016	2015	2014	2016	2015	2014
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(11.1)	$104.8	$165.4	$—	$—	$—
Institutional counterparties	N/A	24.8	(90.3)	(156.9)	—	—	—
Foreign exchange contracts	N/A	(0.6)	0.2	0.4	—	—	—
Risk participation agreements	N/A	0.5	(0.2)	0.1	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.2)	0.1	0.4	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	0.3	(0.1)	(0.5)	—	—	—

Total		13.7	14.5	8.9	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Cash flow	(0.8)	(1.3)	(1.4)	(0.2)	(1.1)	(0.9)
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—
Interest rate swaps	Fair value	7.5	9.3	5.2	—	—	—

Total		6.8	8.1	3.9	(0.2)	(1.1)	(0.9)

Total		$20.5	$22.6	$12.8	$(0.2)	$(1.1)	$(0.9)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 22 – Balance Sheet Offsetting

The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. The net amounts of the derivative assets and liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 21. The Company’s derivative contracts with commercial customers and customer repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
As of December 31, 2016 (in millions)				Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$1.9	$—	$1.9	$(1.9)	$—	$—
Counterparty B	1.0	—	1.0	(1.0)	—	—
Counterparty C	1.7	—	1.7	(1.7)	—	—
Counterparty D	3.4	—	3.4	(3.4)	—	—
Counterparty E	69.6	—	69.6	(50.0)	(19.6)	—
Other counterparties	1.6	—	1.6	(0.3)	(1.3)	—
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$79.8	$—	$79.8	$(58.3)	$(20.9)	$0.6

Financial liabilities:
Interest rate swaps:
Counterparty A	$4.3	$—	$4.3	$(1.9)	$(2.4)	$—
Counterparty B	7.7	—	7.7	(1.0)	(6.7)	—
Counterparty C	3.4	—	3.4	(1.7)	(1.1)	0.6
Counterparty D	6.9	—	6.9	(3.4)	(1.7)	1.8
Counterparty E	50.0	—	50.0	(50.0)	—	—
Other counterparties	1.8	—	1.8	(0.3)	(1.5)	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$74.4	$—	$74.4	$(58.3)	$(13.4)	$2.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
As of December 31, 2015 (in millions)				Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps:
Counterparty A	$0.6	$—	$0.6	$(0.6)	$—	$—
Counterparty B	0.7	—	0.7	(0.7)	—	—
Counterparty C	0.6	—	0.6	(0.6)	—	—
Counterparty D	0.7	—	0.7	(0.7)	—	—
Counterparty E	22.6	—	22.6	(22.6)	—	—
Other counterparties	0.8	—	0.8	(0.7)	—	0.1
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$26.6	$—	$26.6	$(25.9)	$—	$0.7

Financial liabilities:
Interest rate swaps:
Counterparty A	$8.4	$—	$8.4	$(0.6)	$(7.8)	$—
Counterparty B	10.4	—	10.4	(0.7)	(9.7)	—
Counterparty C	5.1	—	5.1	(0.6)	(4.5)	—
Counterparty D	8.9	—	8.9	(0.7)	(7.3)	0.9
Counterparty E	69.5	—	69.5	(22.6)	(46.9)	—
Other counterparties	3.6	—	3.6	(0.7)	(2.9)	—
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$106.1	$—	$106.1	$(25.9)	$(79.1)	$1.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 23 – Segment Information

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

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to the Company’s traditional wealth management activities, this presentation results in the allocation of the Company’s insurance business and certain trust activities to the Commercial Banking segment, and the allocation of the Company’s brokerage business and certain other trust activities to the Retail Banking segment.

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC and PUEFC, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, insurance services provided through PUIA and private banking.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain gains totaling $7.5 million, $9.2 million and $20.6 million for the years ended December 31, 2016, 2015 and 2014, respectively (included in total non-interest income), and certain charges totaling $4.7 million, $12.9 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively (included in total non-interest expense).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2016 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$566.5	$347.5	$914.0	$87.6	$(29.4)	$972.2
Provision for loan losses	39.3	13.0	52.3	—	(15.7)	36.6
Total non-interest income	156.4	169.0	325.4	9.2	8.1	342.7
Total non-interest expense	322.8	508.9	831.7	9.8	27.3	868.8

Income (loss) before income tax expense (benefit)	360.8	(5.4)	355.4	87.0	(32.9)	409.5
Income tax expense (benefit)	113.4	(1.7)	111.7	27.5	(10.7)	128.5

Net income (loss)	$247.4	$(3.7)	$243.7	$59.5	$(22.2)	$281.0

Average total assets	$22,691.1	$8,945.8	$31,636.9	$7,443.1	$704.3	$39,784.3
Average total liabilities	6,733.7	19,207.3	25,941.0	8,628.7	355.2	34,924.9

Year ended December 31, 2015 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$551.6	$344.6	$896.2	$64.4	$(28.5)	$932.1
Provision for loan losses	47.7	15.2	62.9	—	(29.5)	33.4
Total non-interest income	162.0	169.7	331.7	11.1	9.6	352.4
Total non-interest expense	313.2	520.2	833.4	6.9	20.3	860.6

Income (loss) before income tax expense (benefit)	352.7	(21.1)	331.6	68.6	(9.7)	390.5
Income tax expense (benefit)	117.9	(7.0)	110.9	22.9	(3.4)	130.4

Net income (loss)	$234.8	$(14.1)	$220.7	$45.7	$(6.3)	$260.1

Average total assets	$21,465.7	$8,478.1	$29,943.8	$6,399.3	$583.8	$36,926.9
Average total liabilities	5,483.2	19,235.8	24,719.0	7,188.4	322.2	32,229.6

Year ended December 31, 2014 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$516.0	$408.0	$924.0	$10.7	$(22.8)	$911.9
Provision for loan losses	47.6	16.8	64.4	—	(23.8)	40.6
Total non-interest income	141.4	167.4	308.8	12.4	29.6	350.8
Total non-interest expense	275.7	528.0	803.7	6.2	31.6	841.5

Income (loss) before income tax expense (benefit)	334.1	30.6	364.7	16.9	(1.0)	380.6
Income tax expense (benefit)	113.1	10.3	123.4	5.8	(0.3)	128.9

Net income (loss)	$221.0	$20.3	$241.3	$11.1	$(0.7)	$251.7

Average total assets	$19,338.5	$8,514.8	$27,853.3	$5,261.2	$652.6	$33,767.1
Average total liabilities	4,275.1	19,109.2	23,384.3	5,418.0	339.4	29,141.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Parent Company Financial Information

Condensed financial information of People’s United (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2016	2015
Assets:
Cash at bank subsidiary	$308.7	$170.2

Total cash and cash equivalents	308.7	170.2

Securities available for sale, at fair value	75.3	201.4
Advances to bank subsidiary	—	100.0
Investments in subsidiaries:
Bank subsidiary	5,119.2	4,649.2
Non-bank subsidiary	0.9	0.8
Goodwill	197.1	197.1
Due from bank subsidiary	36.5	8.1
Other assets	29.9	28.4

Total assets	$5,767.6	$5,355.2

Liabilities and Stockholders’ Equity:
Notes and debentures	$621.5	$619.7
Other liabilities	4.2	3.9
Stockholders’ equity	5,141.9	4,731.6

Total liabilities and stockholders’ equity	$5,767.6	$5,355.2

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2016	2015	2014
Revenues:
Interest income:
Securities	$3.4	$1.1	$0.4
Advances to bank subsidiary	1.0	4.4	4.4

Total interest income	4.4	5.5	4.8
Dividend from bank subsidiary	271.0	245.0	244.0
Security gain	—	—	2.3
Other non-interest income	14.8	4.2	1.2

Total revenues	290.2	254.7	252.3

Expenses:
Interest on notes and debentures	22.5	22.5	22.4
Non-interest expense	9.6	2.8	6.1

Total expenses	32.1	25.3	28.5

Income before income tax benefit and subsidiaries undistributed income	258.1	229.4	223.8
Income tax benefit	(5.0)	(5.5)	(6.6)

Income before subsidiaries undistributed income	263.1	234.9	230.4
Subsidiaries undistributed income	17.9	25.2	21.3

Net income	$281.0	$260.1	$251.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2016	2015	2014
Net income	$281.0	$260.1	$251.7

Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale	(0.1)	(0.3)	—
Net unrealized gains on derivatives accounted for as cash flow hedges	0.3	0.1	0.2
Other comprehensive loss of bank subsidiary	(18.0)	(8.8)	(13.3)

Total other comprehensive loss, net of tax	(17.8)	(9.0)	(13.1)

Total comprehensive income	$263.2	$251.1	$238.6

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$281.0	$260.1	$251.7
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries undistributed income	(17.9)	(25.2)	(21.3)
Security gain	—	—	(2.3)
Net change in other assets and other liabilities	(21.5)	(0.4)	0.2

Net cash provided by operating activities	241.6	234.5	228.3

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	1.4	1.2	—
Proceeds from sales of securities available for sale	200.4	—	5.0
Purchases of securities available for sale	(76.0)	(202.9)	—
Increase in investment in bank subsidiary	(450.0)	—	—
Decrease (increase) in advances to bank subsidiary	100.0	310.0	(57.0)

Net cash (used in) provided by investing activities	(224.2)	108.3	(52.0)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock, net	244.1	—	—
Cash dividends paid on common stock	(205.7)	(201.2)	(196.9)
Cash dividend paid on preferred stock	(1.8)	—	—
Common stock repurchases	(3.4)	(3.2)	(3.0)
Proceeds from stock options exercised, including excess income tax benefits	87.9	27.5	6.0

Net cash provided by (used in) financing activities	121.1	(176.9)	(193.9)

Net increase (decrease) in cash and cash equivalents	138.5	165.9	(17.6)
Cash and cash equivalents at beginning of year	170.2	4.3	21.9

Cash and cash equivalents at end of year	$308.7	$170.2	$4.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 25 – Subsequent Events

Pending Acquisition

On June 27, 2016, People’s United announced the signing of a definitive agreement to acquire Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Under the terms of the definitive agreement, each share of Suffolk common stock will be converted into the right to receive 2.225 shares of People’s United common stock, with a total transaction value, as of December 31, 2016, of approximately $518 million. As disclosed in its Quarterly Report on Form 10-Q as of and for the period ended September 30, 2016, Suffolk reported total assets of $2.2 billion, total deposits of $1.9 billion and operated 27 branches in the greater Long Island area.

The acquisition, which is subject to regulatory approval, was approved by the shareholders of Suffolk on October 13, 2016. People’s United shareholder approval is not required for the acquisition. On February 6, 2017, the Company announced that the OCC approved the merger of Suffolk County National Bank with and into the Bank. The acquisition remains subject to the approval of the FRB. Merger-related expenses recorded in 2016 relating to this transaction totaled $2.8 million.

Repayment of Subordinated Notes

On February 14, 2017, the Company repaid the $125 million 5.80% fixed-rate/floating-rate subordinated notes (see Note 11). Concurrent with the repayment, the interest rate swap designated to these subordinated notes matured (see Note 21).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 26 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United’s quarterly financial data for 2016 and 2015:

	2016				2015
(dollars in millions, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$278.0	$278.5	$284.5	$286.3	$260.3	$264.5	$269.9	$274.2
Interest expense	37.9	38.5	39.2	39.5	32.2	34.1	35.1	35.4

Net interest income	240.1	240.0	245.3	246.8	228.1	230.4	234.8	238.8
Provision for loan losses	10.5	10.0	8.4	7.7	9.8	7.7	6.2	9.7

Net interest income after provision for loan losses	229.6	230.0	236.9	239.1	218.3	222.7	228.6	229.1
Non-interest income	82.3	85.4	90.8	84.2	89.0	83.0	87.1	93.3
Non-interest expense	217.3	212.9	221.4	217.2	217.6	211.8	214.2	217.0

Income before income tax expense	94.6	102.5	106.3	106.1	89.7	93.9	101.5	105.4
Income tax expense	31.7	34.0	32.6	30.2	30.5	32.2	33.1	34.6

Net income	62.9	68.5	73.7	75.9	59.2	61.7	68.4	70.8
Preferred stock dividend	—	—	—	1.8	—	—	—	—

Net income available to common shareholders	$62.9	$68.5	$73.7	$74.1	$59.2	$61.7	$68.4	$70.8

Common Share Data:
Basic EPS	$0.21	$0.23	$0.24	$0.24	$0.20	$0.20	$0.23	$0.23
Diluted EPS	0.21	0.23	0.24	0.24	0.20	0.20	0.23	0.23
Common dividends paid	50.6	51.7	51.7	51.7	49.5	50.5	50.6	50.6
Dividends paid per common share	0.1675	0.17	0.17	0.17	0.165	0.1675	0.1675	0.1675
Common dividend payout ratio	80.6%	75.4%	70.1%	69.8%	83.7%	81.8%	73.9%	71.5%
Stock price:
High	$16.27	$16.68	$16.40	$20.13	$15.45	$16.64	$16.95	$16.93
Low	13.62	13.80	14.22	15.28	13.97	14.92	14.69	15.00

Weighted average common shares outstanding (in millions):
Basic	301.86	302.48	302.88	305.17	299.15	300.09	301.00	301.38
Diluted	301.86	302.48	303.24	306.23	299.15	300.09	301.00	301.38

INDEX TO EXHIBITS

Designation	Description

10.7(b)*	Form of Grant Agreement for Stock Options under People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(c)*	Form of Grant Agreement for Restricted Stock under People’s United Financial, Inc. 2014 Long-Term Incentive Plan

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.