Form 10-Q
period 2017-03-31
People's United Financial, Inc.
filed 2017-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 344,346,175 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item	1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$380.8	$432.4
Short-term investments (note 2)	392.2	181.7

Total cash and cash equivalents	773.0	614.1

Securities (note 2):
Trading account securities, at fair value	7.8	6.8
Securities available for sale, at fair value	3,772.1	4,409.9
Securities held to maturity, at amortized cost (fair value of $2.34 billion and $2.01 billion)	2,324.0	2,005.4
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	319.6	315.8

Total securities	6,423.5	6,737.9

Loans held for sale	17.1	39.3

Loans (note 3):
Commercial real estate	10,225.3	10,247.3
Commercial and industrial	7,918.3	8,125.1
Equipment financing	2,969.5	3,032.5

Total Commercial Portfolio	21,113.1	21,404.9

Residential mortgage	6,487.7	6,216.7
Home equity and other consumer	2,086.5	2,123.3

Total Retail Portfolio	8,574.2	8,340.0

Total loans	29,687.3	29,744.9
Less allowance for loan losses	(231.3)	(229.3)

Total loans, net	29,456.0	29,515.6

Goodwill (note 6)	1,992.7	1,992.7
Bank-owned life insurance	348.8	349.1
Premises and equipment, net	239.4	244.5
Other acquisition-related intangible assets (note 6)	143.1	149.4
Other assets (notes 1, 3 and 11)	836.0	967.2

Total assets	$40,229.6	$40,609.8

Liabilities
Deposits:
Non-interest-bearing	$6,669.5	$6,660.8
Savings	4,451.7	4,397.7
Interest-bearing checking and money market	14,813.9	14,260.1
Time	4,570.6	4,542.2

Total deposits	30,505.7	29,860.8

Borrowings:
Federal Home Loan Bank advances	2,160.4	3,061.1
Federal funds purchased	613.0	617.0
Customer repurchase agreements	327.7	343.3
Other borrowings	81.9	35.4

Total borrowings	3,183.0	4,056.8

Notes and debentures	903.9	1,030.1
Other liabilities (notes 1 and 11)	442.0	520.2

Total liabilities	35,034.6	35,467.9

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 406.4 million shares and 405.0 million shares issued)	4.1	4.0
Additional paid-in capital	5,472.7	5,446.1
Retained earnings	960.9	949.3
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.9 million shares and 7.0 million shares) (note 7)	(142.8)	(144.6)
Accumulated other comprehensive loss (note 4)	(181.9)	(195.0)
Treasury stock, at cost (89.0 million shares and 89.1 million shares) (note 4)	(1,162.1)	(1,162.0)

Total stockholders’ equity	5,195.0	5,141.9

Total liabilities and stockholders’ equity	$40,229.6	$40,609.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2017	2016
Interest and dividend income:
Commercial real estate	$88.6	$86.8
Commercial and industrial	64.6	60.3
Equipment financing	31.6	33.3
Residential mortgage	49.3	43.9
Home equity and other consumer	18.4	18.6

Total interest on loans	252.5	242.9
Securities	37.0	34.5
Loans held for sale	0.3	0.2
Short-term investments	0.7	0.4

Total interest and dividend income	290.5	278.0

Interest expense:
Deposits	27.1	25.2
Borrowings	7.3	5.0
Notes and debentures	7.5	7.7

Total interest expense	41.9	37.9

Net interest income	248.6	240.1
Provision for loan losses (note 3)	4.4	10.5

Net interest income after provision for loan losses	244.2	229.6

Non-interest income:
Bank service charges	23.5	23.8
Investment management fees	16.0	11.1
Operating lease income	10.2	10.4
Insurance revenue	9.1	9.3
Commercial banking lending fees	8.2	8.1
Cash management fees	6.3	6.0
Brokerage commissions	3.0	3.0
Net gains on sales of residential mortgage loans	0.9	0.9
Net security (losses) gains (note 2)	(15.7)	0.1
Other non-interest income	23.2	9.6

Total non-interest income	84.7	82.3

Non-interest expense (note 14):
Compensation and benefits	125.6	114.1
Occupancy and equipment	38.6	37.5
Professional and outside services	15.5	17.4
Regulatory assessments	9.6	8.0
Operating lease expense	8.8	9.2
Amortization of other acquisition-related intangible assets (note 6)	6.3	5.8
Other non-interest expense	21.7	25.3

Total non-interest expense	226.1	217.3

Income before income tax expense	102.8	94.6
Income tax expense (notes 1 and 13)	32.0	31.7

Net income	70.8	62.9
Preferred stock dividend	3.5	—

Net income available to common shareholders	$67.3	$62.9

Earnings per common share (note 5):
Basic	$0.22	$0.21
Diluted	0.22	0.21

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$70.8	$62.9

Other comprehensive income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	0.9	1.0
Net unrealized gains and losses on securities available for sale	11.3	41.0
Amortization of unrealized losses on securities transferred to held to maturity	0.5	0.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.4	—

Total other comprehensive income, net of tax (note 4)	13.1	42.5

Total comprehensive income	$83.9	$105.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2017 (in millions, except per share common data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9
Net income	—	—	—	70.8	—	—	—	70.8
Total other comprehensive income, net of tax (note 4)	—	—	—	—	—	13.1	—	13.1
Cash dividend on common stock ($0.17 per share)	—	—	—	(52.7)	—	—	—	(52.7)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	3.4	—	—	—	(0.1)	3.3
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	—	(0.1)	1.8	—	—	1.7
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.9)	—	—	—	(2.9)
Stock option exercises	—	0.1	23.2	—	—	—	—	23.3

Balance at March 31, 2017	$244.1	$4.1	$5,472.7	$960.9	$(142.8)	$(181.9)	$(1,162.1)	$5,195.0

Three months ended March 31, 2016 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2015	$—	$3.9	$5,337.7	$880.8	$(151.8)	$(177.2)	$(1,161.8)	$4,731.6
Net income	—	—	—	62.9	—	—	—	62.9
Total other comprehensive income, net of tax (note 4)	—	—	—	—	—	42.5	—	42.5
Cash dividend on common stock ($0.1675 per share)	—	—	—	(50.7)	—	—	—	(50.7)
Restricted stock and performance-based share awards	—	—	2.1	—	—	—	(0.1)	2.0
Employee Stock Ownership Plan common stock committed to be released (note 7)	—	—	—	(0.5)	1.8	—	—	1.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.9)	—	—	—	(2.9)
Stock option exercises and related tax benefits	—	—	4.5	—	—	—	—	4.5

Balance at March 31, 2016	$—	$3.9	$5,344.3	$889.6	$(150.0)	$(134.7)	$(1,161.9)	$4,791.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash Flows from Operating Activities:
Net income	$70.8	$62.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	9.3	9.2
Expense related to operating leases	8.8	9.2
Amortization of other acquisition-related intangible assets	6.3	5.8
Expense related to share-based awards	5.4	3.6
Provision for loan losses	4.4	10.5
Employee Stock Ownership Plan common stock committed to be released	1.7	1.3
Net security losses (gains)	15.7	(0.1)
Net gains on sales of residential mortgage loans	(0.9)	(0.9)
Originations of loans held-for-sale	(75.1)	(67.4)
Proceeds from sales of loans held-for-sale	98.2	71.3
Net increase in trading account securities	(1.0)	—
Excess income tax benefits from stock option exercises (note 13)	1.0	—
Net changes in other assets and other liabilities	32.0	10.6

Net cash provided by operating activities	176.6	116.0

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	177.9	178.1
Proceeds from sales of securities available for sale	472.3	138.9
Proceeds from principal repayments and maturities of securities held to maturity	24.9	22.0
Purchases of securities available for sale	(1.0)	(471.0)
Purchases of securities held to maturity	(345.0)	(90.0)
Net (purchases) redemptions of Federal Reserve Bank stock	(4.1)	0.6
Net redemptions of Federal Home Loan Bank stock	0.3	4.9
Proceeds from sales of loans	7.0	—
Loan disbursements, net of principal collections	48.6	(105.1)
Purchases of premises and equipment	(4.2)	(3.5)
Purchases of leased equipment	(4.4)	—
Proceeds from sales of real estate owned	0.5	1.8
Return of premium on bank-owned life insurance, net	0.7	—

Net cash provided by (used in) investing activities	373.5	(323.3)

Cash Flows from Financing Activities:
Net increase in deposits	644.9	688.1
Net decrease in borrowings with terms of three months or less	(873.1)	(589.3)
Repayments of borrowings with terms of more than three months	(0.1)	(0.1)
Repayment of notes and debentures	(125.0)	—
Cash dividends paid on common stock	(52.7)	(50.6)
Cash dividend paid on preferred stock	(3.5)	—
Common stock repurchases	(2.9)	(2.9)
Proceeds from stock options exercised	21.2	0.5

Net cash (used in) provided by financing activities	(391.2)	45.7

Net increase (decrease) in cash and cash equivalents	158.9	(161.6)
Cash and cash equivalents at beginning of period	614.1	715.3

Cash and cash equivalents at end of period	$773.0	$553.7

Supplemental Information:
Interest payments	$40.7	$37.4
Real estate properties acquired by foreclosure	4.1	3.8
Unsettled purchases of securities	3.4	6.3
Income tax payments	5.8	2.4

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by this Quarterly Report for the period ended March 31, 2017, provides disclosure of People’s United’s significant accounting policies.

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

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($220.3 million and $195.2 million at March 31, 2017 and December 31, 2016, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($99.9 million and $92.5 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $4.0 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of March 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$822.7	$0.3	$(24.3)	$798.7
GSE (1) mortgage-backed securities and CMOs (2)	2,976.5	13.5	(25.5)	2,964.5

Total debt securities	3,799.2	13.8	(49.8)	3,763.2
Equity securities (3)	9.6	—	(0.7)	8.9

Total securities available for sale	$3,808.8	$13.8	$(50.5)	$3,772.1

Securities held to maturity:
Debt securities:
State and municipal	$1,663.0	$40.2	$(21.7)	$1,681.5
GSE mortgage-backed securities	648.8	0.2	(3.4)	645.6
Corporate	10.7	0.2	—	10.9
Other	1.5	—	—	1.5

Total securities held to maturity	$2,324.0	$40.6	$(25.1)	$2,339.5

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations
(3)	During the quarter ended March 31, 2017, the Company exchanged its ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company (fair value of approximately $10.8 million at acquisition).

As of December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$889.9	$0.3	$(30.5)	$859.7
GSE mortgage-backed securities and CMOs	3,573.1	15.0	(38.1)	3,550.0

Total debt securities	4,463.0	15.3	(68.6)	4,409.7
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,463.2	$15.3	$(68.6)	$4,409.9

Securities held to maturity:
Debt securities:
State and municipal	$1,499.1	$33.9	$(23.5)	$1,509.5
GSE mortgage-backed securities	500.8	—	(3.2)	497.6
Corporate	4.0	—	—	4.0
Other	1.5	—	—	1.5

Total securities held to maturity	$2,005.4	$33.9	$(26.7)	$2,012.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Securities available for sale with a fair value of $1.91 billion and $1.83 billion at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits and for other purposes.

The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2017, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$1.0	$1.0	$—	$—
After 1 but within 5 years	238.7	235.7	—	—
After 5 but within 10 years	583.0	562.0	—	—

Total	822.7	798.7	—	—

GSE mortgage-backed securities and CMOs:
After 5 but within 10 years	1,016.3	1,028.3	166.6	166.6
After 10 years	1,960.2	1,936.2	482.2	479.0

Total	2,976.5	2,964.5	648.8	645.6

State and municipal:
Within 1 year	—	—	4.2	4.2
After 1 but within 5 years	—	—	30.7	31.3
After 5 but within 10 years	—	—	363.1	381.5
After 10 years	—	—	1,265.0	1,264.5

Total	—	—	1,663.0	1,681.5

Corporate:
After 5 but within 10 years	—	—	5.7	5.8
After 10 years	—	—	5.0	5.1

Total	—	—	10.7	10.9

Other:
Within 1 year	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	1.0	1.0	5.7	5.7
After 1 but within 5 years	238.7	235.7	30.7	31.3
After 5 but within 10 years	1,599.3	1,590.3	535.4	553.9
After 10 years	1,960.2	1,936.2	1,752.2	1,748.6

Total	$3,799.2	$3,763.2	$2,324.0	$2,339.5

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

The following tables summarize those securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE mortgage-backed securities and CMOs	$2,315.0	$(23.2)	$62.0	$(2.3)	$2,377.0	$(25.5)
U.S. Treasury and agency	768.4	(24.3)	—	—	768.4	(24.3)
Equity securities	8.9	(0.7)	—	—	8.9	(0.7)
Securities held to maturity:
GSE mortgage-backed securities	553.1	(3.4)	—	—	553.1	(3.4)
State and municipal	600.3	(21.7)	0.1	—	600.4	(21.7)

Total	$4,245.7	$(73.3)	$62.1	$(2.3)	$4,307.8	$(75.6)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2016 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE mortgage-backed securities and CMOs	$2,339.6	$(26.6)	$396.9	$(11.5)	$2,736.5	$(38.1)
U.S. Treasury and agency	828.3	(30.5)	—	—	828.3	(30.5)
Securities held to maturity:
GSE mortgage-backed securities	497.6	(3.2)	—	—	497.6	(3.2)
State and municipal	581.7	(23.5)	—	—	581.7	(23.5)

Total	$4,247.2	$(83.8)	$396.9	$(11.5)	$4,644.1	$(95.3)

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At March 31, 2017, approximately 33% of the 1,753 securities owned by the Company, consisting of 123 securities classified as available for sale and 464 securities classified as held to maturity, had gross unrealized losses totaling $50.5 million and $25.1 million, respectively. All of the GSE mortgage-backed securities and CMOs had AAA credit ratings and an average contractual maturity of 12 years. The state and municipal securities had an average credit rating of AA and an average maturity of 15 years.

The cause of the gross unrealized losses with respect to all of these securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at March 31, 2017 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2017 or 2016.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income. During the quarter ended March 31, 2017, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $487 million and recorded $15.7 million of gross realized losses.

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $154.7 million and $155.0 million at March 31, 2017 and December 31, 2016, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of the Smithtown Bancorp, Inc. acquisition, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.3 million at both March 31, 2017 and December 31, 2016). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2017 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) (total cost of $153.6 million and $149.5 million at March 31, 2017 and December 31, 2016, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at March 31, 2017 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB-NY totaling $355.4 million at March 31, 2017 and $169.8 million at December 31, 2016. These deposits represent an alternative to overnight federal funds sold and had yields of 1.00% and 0.75% at March 31, 2017 and December 31, 2016, respectively.

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

The Company did not change its policies with respect to loans or its methodology for determining the allowance for loan losses during the three months ended March 31, 2017.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	March 31, 2017			December 31, 2016
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$10,001.2	$224.1	$10,225.3	$10,012.6	$234.7	$10,247.3
Commercial and industrial	7,737.9	180.4	7,918.3	7,939.0	186.1	8,125.1
Equipment financing	2,963.0	6.5	2,969.5	3,020.9	11.6	3,032.5

Total Commercial Portfolio	20,702.1	411.0	21,113.1	20,972.5	432.4	21,404.9

Retail:
Residential mortgage:
Adjustable-rate	5,699.1	91.1	5,790.2	5,453.8	95.3	5,549.1
Fixed-rate	647.1	50.4	697.5	613.5	54.1	667.6

Total residential mortgage	6,346.2	141.5	6,487.7	6,067.3	149.4	6,216.7

Home equity and other consumer:
Home equity	2,012.0	25.3	2,037.3	2,044.9	27.7	2,072.6
Other consumer	48.5	0.7	49.2	50.0	0.7	50.7

Total home equity and other consumer	2,060.5	26.0	2,086.5	2,094.9	28.4	2,123.3

Total Retail Portfolio	8,406.7	167.5	8,574.2	8,162.2	177.8	8,340.0

Total loans	$29,108.8	$578.5	$29,687.3	$29,134.7	$610.2	$29,744.9

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $72.3 million at March 31, 2017 and $69.9 million at December 31, 2016.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
March 31, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3

Charge-offs	(2.9)	—	(2.9)	(1.7)	—	(1.7)	(4.6)
Recoveries	1.6	—	1.6	0.6	—	0.6	2.2

Net loan charge-offs	(1.3)	—	(1.3)	(1.1)	—	(1.1)	(2.4)
Provision for loan losses	(2.4)	—	(2.4)	6.8	—	6.8	4.4

Balance at end of period	$195.1	$6.1	$201.2	$29.9	$0.2	$30.1	$231.3

Three months ended	Commercial			Retail
March 31, 2016 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$181.8	$7.9	$189.7	$21.1	$0.2	$21.3	$211.0

Charge-offs	(4.6)	(0.3)	(4.9)	(2.8)	—	(2.8)	(7.7)
Recoveries	0.4	—	0.4	1.3	—	1.3	1.7

Net loan charge-offs	(4.2)	(0.3)	(4.5)	(1.5)	—	(1.5)	(6.0)
Provision for loan losses	7.3	0.1	7.4	3.1	—	3.1	10.5

Balance at end of period	$184.9	$7.7	$192.6	$22.7	$0.2	$22.9	$215.5

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

As of March 31, 2017	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$176.2	$8.1	$20,525.9	$187.0	$411.0	$6.1	$21,113.1	$201.2
Retail	94.1	3.2	8,312.6	26.7	167.5	0.2	8,574.2	30.1

Total	$270.3	$11.3	$28,838.5	$213.7	$578.5	$6.3	$29,687.3	$231.3

As of December 31, 2016	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (Discounts Related to Credit Quality)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$161.8	$5.8	$20,810.7	$193.0	$432.4	$6.1	$21,404.9	$204.9
Retail	91.8	3.2	8,070.4	21.0	177.8	0.2	8,340.0	24.4

Total	$253.6	$9.0	$28,881.1	$214.0	$610.2	$6.3	$29,744.9	$229.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, of originated non-performing loans are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Commercial:
Commercial real estate	$23.4	$22.3
Commercial and industrial	47.4	41.5
Equipment financing	47.4	39.4

Total (1)	118.2	103.2

Retail:
Residential mortgage	26.3	27.4
Home equity	15.2	17.4
Other consumer	—	—

Total (2)	41.5	44.8

Total	$159.7	$148.0

(1)	Reported net of government guarantees totaling $4.4 million and $13.1 million at March 31, 2017 and December 31, 2016, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2017, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).
(2)	Includes $11.8 million and $9.8 million of loans in the process of foreclosure at March 31, 2017 and December 31, 2016, respectively.

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $19.4 million and $2.7 million, respectively, at March 31, 2017 and $21.6 million and $3.1 million, respectively, at December 31, 2016. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016.

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

People’s United’s recorded investment in originated loans classified as TDRs totaled $196.7 million and $189.9 million at March 31, 2017 and December 31, 2016, respectively. The related allowance for loan losses at March 31, 2017 and December 31, 2016 was $4.6 million and $4.2 million, respectively. Interest income recognized on TDRs totaled $1.3 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2017 and 2016. Originated loans that were modified and classified as TDRs during the three months ended March 31, 2017 and 2016 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2017 and 2016. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2017
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	3	$3.9	$3.9
Commercial and industrial (2)	9	8.3	8.3
Equipment financing (3)	21	5.9	5.9

Total	33	18.1	18.1

Retail:
Residential mortgage (4)	7	3.8	3.8
Home equity (5)	24	2.2	2.2
Other consumer	—	—	—

Total	31	6.0	6.0

Total	64	$24.1	$24.1

(1)	Represents the following concessions: reduced payment and/or payment deferral (2 contracts; recorded investment of $2.2 million); or temporary rate reduction (1 contract; recorded investment of $1.7 million).
(2)	Represents the following concessions: extension of term (8 contracts; recorded investment of $7.4 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.9 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (7 contracts; recorded investment of $2.3 million); or a combination of concessions (14 contracts; recorded investment of $3.6 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.3 million); or a combination of concessions (2 contracts; recorded investment of $2.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (14 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); or a combination of concessions (6 contracts; recorded investment of $0.8 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended March 31, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	3	$1.1	$1.1
Commercial and industrial (2)	13	5.2	5.2
Equipment financing (3)	10	6.1	6.1

Total	26	12.4	12.4

Retail:
Residential mortgage (4)	19	5.3	5.3
Home equity (5)	19	1.6	1.6
Other consumer	—	—	—

Total	38	6.9	6.9

Total	64	$19.3	$19.3

(1)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.2 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.9 million); or a combination of concessions (1 contract; recorded investment of less than $0.1 million).
(2)	Represents the following concessions: extension of term (7 contracts; recorded investment of $4.4 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.4 million); or a combination of concessions (3 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: extension of term (2 contracts; recorded investment of $0.4 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $4.3 million); or a combination of concessions (3 contracts; recorded investment of $1.4 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (4 contracts; recorded investment of $1.5 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $1.4 million); or a combination of concessions (10 contracts; recorded investment of $2.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (14 contracts; recorded investment of $1.3 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (4 contracts; recorded investment of $0.2 million).

The following is a summary, by class of loan, of information related to TDRs of originated loans completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2017 and 2016. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2017 or 2016.

	Three Months Ended March 31,
	2017		2016
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	1	$1.7	—	$—
Commercial and industrial	2	1.4	2	0.6
Equipment financing	8	2.6	5	2.5

Total	11	5.7	7	3.1

Retail:
Residential mortgage	7	2.5	6	1.3
Home equity	1	0.1	7	0.5
Other consumer	—	—	—	—

Total	8	2.6	13	1.8

Total	19	$8.3	20	$4.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain originated loans, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans within the originated portfolio.

	As of March 31, 2017			As of December 31, 2016
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$49.0	$47.4	$—	$41.4	$40.0	$—
Commercial and industrial	42.6	40.7	—	50.7	45.7	—
Equipment financing	41.0	37.3	—	38.2	35.3	—
Retail:
Residential mortgage	66.6	60.7	—	63.6	58.0	—
Home equity	22.2	18.5	—	22.4	18.7	—
Other consumer	—	—	—	—	—	—

Total	$221.4	$204.6	$—	$216.3	$197.7	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$8.5	$8.3	$0.4	$12.2	$11.4	$0.6
Commercial and industrial	33.5	32.6	6.1	25.9	25.0	4.7
Equipment financing	10.9	9.9	1.6	5.0	4.4	0.5
Retail:
Residential mortgage	12.5	12.5	2.2	13.1	13.1	2.3
Home equity	2.4	2.4	1.0	2.1	2.0	0.9
Other consumer	—	—	—	—	—	—

Total	$67.8	$65.7	$11.3	$58.3	$55.9	$9.0

Total impaired loans:
Commercial:
Commercial real estate	$57.5	$55.7	$0.4	$53.6	$51.4	$0.6
Commercial and industrial	76.1	73.3	6.1	76.6	70.7	4.7
Equipment financing	51.9	47.2	1.6	43.2	39.7	0.5

Total	185.5	176.2	8.1	173.4	161.8	5.8

Retail:
Residential mortgage	79.1	73.2	2.2	76.7	71.1	2.3
Home equity	24.6	20.9	1.0	24.5	20.7	0.9
Other consumer	—	—	—	—	—	—

Total	103.7	94.1	3.2	101.2	91.8	3.2

Total	$289.2	$270.3	$11.3	$274.6	$253.6	$9.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2017		2016
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$51.9	$0.4	$60.2	$0.3
Commercial and industrial	70.0	0.5	63.0	0.4
Equipment financing	39.8	0.1	33.1	0.1

Total	161.7	1.0	156.3	0.8

Retail:
Residential mortgage	71.2	0.4	72.2	0.4
Home equity	20.4	0.1	22.4	0.1
Other consumer	—	—	—	—

Total	91.6	0.5	94.6	0.5

Total	$253.3	$1.5	$250.9	$1.3

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of March 31, 2017 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,979.5	$13.1	$8.6	$21.7	$10,001.2
Commercial and industrial	7,700.8	18.3	18.8	37.1	7,737.9
Equipment financing	2,880.7	70.0	12.3	82.3	2,963.0

Total	20,561.0	101.4	39.7	141.1	20,702.1

Retail:
Residential mortgage	6,304.8	24.3	17.1	41.4	6,346.2
Home equity	1,999.5	5.6	6.9	12.5	2,012.0
Other consumer	48.3	0.2	—	0.2	48.5

Total	8,352.6	30.1	24.0	54.1	8,406.7

Total originated loans	$28,913.6	$131.5	$63.7	$195.2	$29,108.8

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $14.8 million, $33.0 million and $35.1 million, respectively, and $17.5 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. The difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At both March 31, 2017 and December 31, 2016, the allowance for loan losses on acquired loans was $6.3 million.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of March 31, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,788.5	$7,380.5	$2,554.0	$19,723.0
Special mention	117.2	115.8	98.5	331.5
Substandard	94.6	240.5	310.5	645.6
Doubtful	0.9	1.1	—	2.0

Total originated loans	10,001.2	7,737.9	2,963.0	20,702.1

Acquired loans:
Pass	180.9	149.4	—	330.3
Special mention	8.0	3.5	5.0	16.5
Substandard	34.5	27.5	1.5	63.5
Doubtful	0.7	—	—	0.7

Total acquired loans	224.1	180.4	6.5	411.0

Total	$10,225.3	$7,918.3	$2,969.5	$21,113.1

As of March 31, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,198.8	$935.4	$30.9	$4,165.1
Moderate risk	2,642.2	650.5	6.7	3,299.4
High risk	505.2	426.1	10.9	942.2

Total originated loans	6,346.2	2,012.0	48.5	8,406.7

Acquired loans:
Low risk	69.2	—	—	69.2
Moderate risk	31.0	—	—	31.0
High risk	41.3	25.3	0.7	67.3

Total acquired loans	141.5	25.3	0.7	167.5

Total	$6,487.7	$2,037.3	$49.2	$8,574.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2016 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,817.2	$7,580.6	$2,617.9	$20,015.7
Special mention	107.3	121.9	98.8	328.0
Substandard	87.1	233.3	304.2	624.6
Doubtful	1.0	3.2	—	4.2

Total originated loans	10,012.6	7,939.0	3,020.9	20,972.5

Acquired loans:
Pass	182.9	155.5	1.0	339.4
Special mention	13.5	3.6	8.6	25.7
Substandard	37.6	27.0	2.0	66.6
Doubtful	0.7	—	—	0.7

Total acquired loans	234.7	186.1	11.6	432.4

Total	$10,247.3	$8,125.1	$3,032.5	$21,404.9

As of December 31, 2016 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,016.4	$950.9	$31.1	$3,998.4
Moderate risk	2,538.9	663.9	7.2	3,210.0
High risk	512.0	430.1	11.7	953.8

Total originated loans	6,067.3	2,044.9	50.0	8,162.2

Acquired loans:
Low risk	75.7	—	—	75.7
Moderate risk	27.5	—	—	27.5
High risk	46.2	27.7	0.7	74.6

Total acquired loans	149.4	27.7	0.7	177.8

Total	$6,216.7	$2,072.6	$50.7	$8,340.0

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

At the respective acquisition dates, on an aggregate basis, the acquired loan portfolio had contractually required principal and interest payments receivable of $7.57 billion; expected cash flows of $7.02 billion; and a fair value (initial carrying amount) of $5.36 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($550.9 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.66 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2017, the outstanding principal balance and carrying amount of the acquired loan portfolio were $676.3 million and $578.5 million, respectively ($707.0 million and $610.2 million, respectively, at December 31, 2016).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize activity in the accretable yield for the acquired loan portfolio:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Balance at beginning of period	$255.4	$296.0
Accretion	(7.6)	(11.6)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—
Other changes in expected cash flows (2)	(6.1)	(3.6)

Balance at end of period	$241.7	$280.8

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $10.9 million and $4.1 million, respectively, at March 31, 2017, and $8.1 million and $4.0 million, respectively, at December 31, 2016. Repossessed assets totaled $8.2 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both March 31, 2017 and December 31, 2016, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 406.4 million shares and 405.0 million shares were issued at March 31, 2017 and December 31, 2016, respectively.

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both March 31, 2017 and December 31, 2016) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million and 2.7 million shares at March 31, 2017 and December 31, 2016, respectively). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three months ended March 31, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)

Other comprehensive income before reclassifications	—	1.4	—	0.2	1.6
Amounts reclassified from AOCL (1)	1.0	9.9	0.5	0.1	11.5

Current period other comprehensive income	1.0	11.3	0.5	0.3	13.1

Balance at March 31, 2017	$(144.6)	$(21.0)	$(16.9)	$0.6	$(181.9)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2015	$(140.0)	$(17.7)	$(19.5)	$—	$(177.2)

Other comprehensive income (loss) before reclassifications	—	41.0	—	(0.2)	40.8
Amounts reclassified from AOCL (1)	1.0	—	0.5	0.2	1.7

Current period other comprehensive income	1.0	41.0	0.5	—	42.5

Balance at March 31, 2016	$(139.0)	$23.3	$(19.0)	$—	$(134.7)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended March 31,		Affected Line Item in the Statement Where
(in millions)	2017	2016	Net Income is Presented
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(1.7)	$(1.6)	(1)
Prior service credit	0.2	0.2	(1)

	(1.5)	(1.4)	Income before income tax expense
	0.5	0.4	Income tax expense

	(1.0)	(1.0)	Net income

Reclassification adjustment for net realized losses on securities available for sale	(15.7)	—	Income before income tax expense (2)
	5.8	—	Income tax expense

	(9.9)	—	Net income

Amortization of unrealized losses on securities transferred to held to maturity	(0.8)	(0.8)	Income before income tax expense (3)
	0.3	0.3	Income tax expense

	(0.5)	(0.5)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.1)	(0.3)	(5)
Interest rate locks (4)	—	—	(5)

	(0.1)	(0.3)	Income before income tax expense
	—	0.1	Income tax expense

	(0.1)	(0.2)	Net income

Total reclassifications for the period	$(11.5)	$(1.7)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense (see Note 7 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million for both periods.
(5)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per common share data)	2017	2016
Net income available to common shareholders	$67.3	$62.9
Dividends paid on and undistributed earnings allocated to participating securities	(0.2)	(0.2)

Earnings attributable to common shareholders	$67.1	$62.7

Weighted average common shares outstanding for basic EPS	308.8	301.9
Effect of dilutive equity-based awards	2.3	—

Weighted average common and common-equivalent shares for diluted EPS	311.1	301.9

Basic EPS	$0.22	$0.21

Diluted EPS	$0.22	$0.21

Unvested share-based payment awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Companies that have such participating securities, including People’s United, are required to calculate basic and diluted EPS using the two-class method. Restricted stock awards granted by People’s United prior to 2017 are considered participating securities. Calculations of EPS under the two-class method (i) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (ii) exclude from the denominator the dilutive impact of the participating securities.

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 9.8 million shares and 22.4 million shares for the three months ended March 31, 2017 and 2016, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United’s goodwill totaled $1.99 billion at both March 31, 2017 and December 31, 2016. At both dates, goodwill was allocated to People’s United’s operating segments as follows: Commercial Banking ($1.22 billion); Retail Banking ($679.6 million); and Wealth Management ($91.0 million).

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2017 and December 31, 2016, tax deductible goodwill totaled $76.3 million and $77.9 million, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s other acquisition-related intangible assets totaled $143.1 million and $149.4 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the carrying amounts of other acquisition-related intangible assets were as follows: trade name ($70.8 million); client relationship intangible ($23.5 million); trust relationship intangible ($16.4 million); core deposit intangible ($9.0 million); insurance relationship intangible ($5.9 million); favorable lease agreement ($0.6 million); non-compete agreement ($0.4 million); and mutual fund management contracts, which are not amortized ($16.5 million).

Amortization expense of other acquisition-related intangible assets subject to amortization totaled $6.3 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2017 and each of the next five years is as follows: $24.7 million in 2017; $13.2 million in 2018; $12.4 million in 2019; $12.0 million in 2020; $11.7 million in 2021; and $11.1 million in 2022. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2017 and 2016.

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

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

	Pension Plans		Other Postretirement Plan
Three months ended March 31 (in millions)	2017	2016	2017	2016
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$0.1
Interest cost	4.5	4.7	0.1	0.1
Expected return on plan assets	(8.9)	(8.6)	—	—
Recognized net actuarial loss	1.6	1.5	0.1	0.1
Recognized prior service credit	(0.2)	(0.2)	—	—
Settlements	0.4	0.3	—	—

Net periodic benefit (income) expense	(2.6)	(2.3)	0.3	0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(1.6)	(1.5)	(0.1)	(0.1)
Prior service credit	0.2	0.2	—	—

Total pre-tax changes recognized in other comprehensive income	(1.4)	(1.3)	(0.1)	(0.1)

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(4.0)	$(3.6)	$0.2	$0.2

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $1.2 million for the three months ended March 31, 2017. At March 31, 2017, the loan balance totaled $184.9 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,571,639 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2017, 6,881,936 shares of People’s United common stock, with a fair value of $125.3 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.7 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2017 and 2016.

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

The Company’s available-for-sale securities are primarily comprised of GSE mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2017 and December 31, 2016, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$7.8	$—	$—	$7.8
Securities available for sale:
U.S. Treasury and agency	798.7	—	—	798.7
GSE mortgage-backed securities and CMOs	—	2,964.5	—	2,964.5
Equity securities	8.9	—	—	8.9
Other assets:
Exchange-traded funds	31.6	—	—	31.6
Fixed income securities	—	3.6	—	3.6
Mutual funds	3.1	—	—	3.1
Interest rate swaps	—	96.2	—	168.6
Foreign exchange contracts	—	0.2	—	0.2
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7

Total	$850.1	$3,065.2	$—	$3,987.7

Financial liabilities:
Interest rate swaps	$—	$72.7	$—	$116.8
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.9	—	0.9

Total	$—	$73.7	$—	$117.8

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.8	$—	$—	$6.8
Securities available for sale:
U.S. Treasury and agency	859.7	—	—	859.7
GSE mortgage-backed securities and CMOs	—	3,550.0	—	3,550.0
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	32.6	—	—	32.6
Fixed income securities	—	4.3	—	4.3
Mutual funds	2.7	—	—	2.7
Interest rate swaps	—	173.1	—	173.1
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$901.8	$3,728.5	$—	$4,630.3

Financial liabilities:
Interest rate swaps	$—	$121.0	$—	$121.0
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.3	—	0.3
Interest rate-lock commitments on residential mortgage loans	—	0.4	—	0.4

Total	$—	$121.7	$—	$121.7

(1)	At both March 31, 2017 and December 31, 2016, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2017 or 2016.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$17.1	$—	$17.1
Impaired loans (2)	—	—	65.7	65.7
REO and repossessed assets (3)	—	—	23.2	23.2

Total	$—	$17.1	$88.9	$106.0

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$39.3	$—	$39.3
Impaired loans (2)	—	—	55.9	55.9
REO and repossessed assets (3)	—	—	19.3	19.3

Total	$—	$39.3	$75.2	$114.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2017 and 2016.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $50.8 million of Commercial loans and $14.9 million of Retail loans at March 31, 2017. The provision for loan losses on impaired loans totaled $3.5 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.
(3)	Represents: (i) $10.9 million of residential REO; (ii) $4.1 million of commercial REO; and (iii) $8.2 million of repossessed assets at March 31, 2017. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $0.4 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.9 million and $1.0 million for the same periods.

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

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of March 31, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$380.8	$380.8	$—	$—	$380.8
Short-term investments	392.2	—	392.2	—	392.2
Securities held to maturity	2,324.0	—	2,338.0	1.5	2,339.5
FHLB and FRB stock	319.6	—	319.6	—	319.6
Total loans, net (1)	29,390.3	—	6,310.0	22,879.7	29,189.7
Financial liabilities:
Time deposits	4,570.6	—	4,564.7	—	4,564.7
Other deposits	25,935.1	—	25,935.1	—	25,935.1
FHLB advances	2,160.4	—	2,162.6	—	2,162.6
Federal funds purchased	613.0	—	613.0	—	613.0
Customer repurchase agreements	327.7	—	327.7	—	327.7
Other borrowings	81.9	—	81.9	—	81.9
Notes and debentures	903.9	—	883.0	—	883.0

(1)	Excludes impaired loans totaling $65.7 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2016 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$432.4	$432.4	$—	$—	$432.4
Short-term investments	181.7	—	181.7	—	181.7
Securities held to maturity	2,005.4	—	2,011.2	1.5	2,012.7
FHLB and FRB stock	315.8	—	315.8	—	315.8
Total loans, net (1)	29,459.7	—	6,028.4	23,238.1	29,266.5
Financial liabilities:
Time deposits	4,542.2	—	4,539.7	—	4,539.7
Other deposits	25,318.6	—	25,318.6	—	25,318.6
FHLB advances	3,061.1	—	3,064.4	—	3,064.4
Federal funds purchased	617.0	—	617.0	—	617.0
Customer repurchase agreements	343.3	—	343.3	—	343.3
Other borrowings	35.4	—	35.4	—	35.4
Notes and debentures	1,030.1	—	1,000.0	—	1,000.0

(1)	Excludes impaired loans totaling $55.9 million measured at fair value on a non-recurring basis.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at March 31, 2017.

The following sections further discuss each class of derivative financial instrument used by People’s United, including management’s principal objectives and risk management strategies.

Interest Rate Swaps

People’s United may, from time to time, enter into interest rate swaps that are used to manage IRR associated with certain interest-earning assets and interest-bearing liabilities.

The Bank has entered into a pay floating/receive fixed interest rate swap to reduce its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on a notional amount of $110 million. The floating-rate interest payments made under the swap are calculated using the same floating rate received on the commercial loans. The swap effectively converts the floating-rate one-month LIBOR interest payments received on the commercial loans to a fixed rate and consequently reduces the Bank’s exposure to variability in short-term interest rates. This swap is accounted for as a cash flow hedge.

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

People’s United had previously entered into a pay fixed/receive floating interest rate swap to hedge the LIBOR-based floating rate payments on the Company’s $125 million 5.80% fixed-rate/floating-rate subordinated notes. On February 14, 2017, the Company repaid the subordinated notes and, concurrent with the repayment, the interest rate swap designated to these subordinated notes matured. This swap was accounted for as a cash flow hedge.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016	March 31, 2017	Dec. 31, 2016
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$5,786.0	$5,612.2	$85.3	$93.9	$50.9	$46.9
Institutional counterparties	N/A	5,793.7	5,620.2	10.9	65.6	21.8	74.0
Risk participation agreements (2)	N/A	268.6	251.9	—	—	—	—
Foreign exchange contracts	N/A	41.9	101.2	0.2	0.6	0.1	0.3
Forward commitments to sell residential mortgage loans	N/A	39.4	48.6	0.7	0.3	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	46.9	57.0	—	—	0.9	0.4

Total				97.1	160.4	73.7	121.6

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	13.6	—	—
Loans	Cash flow	110.0	—	—	—	—	—
Subordinated notes	Cash flow	—	125.0	—	—	—	0.1

Total				—	13.6	—	0.1

Total fair value of derivatives				$97.1	$174.0	$73.7	$121.7

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Three months ended March 31 (in millions)		2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$2.5	$136.1	$—	$—
Institutional counterparties	N/A	0.2	(132.9)	—	—
Foreign exchange contracts	N/A	0.1	(1.4)	—	—
Risk participation agreements	N/A	0.1	—	—	—
Forward commitments to sell residential mortgage loans	N/A	0.3	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.3)	(0.1)	—	—

Total		2.9	1.7	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	1.7	2.3	—	—
Interest rate swaps	Cash flow	(0.1)	(0.3)	—	(0.3)
Interest rate locks (2)	Cash flow	—	—	—	—

Total		1.7	2.3	—	—

Total		$4.6	$4.0	$—	$—

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Income totaled less than $0.1 million for both periods.

NOTE 12. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not, except as indicated below, offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, as of that date, the Company updated its accounting policies to classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). As of March 31, 2017, this amendment impacted one of the Company’s institutional counterparties. Accordingly, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of March 31, 2017.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of March 31, 2017 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$2.1	$—	$2.1	$(2.1)	$—	$—
Counterparty B	1.3	—	1.3	(1.3)	—	—
Counterparty C	2.0	—	2.0	(2.0)	—	—
Counterparty D	3.5	—	3.5	(3.5)	—	—
Other counterparties	2.0	—	2.0	(0.3)	(1.6)	0.1
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$11.1	$—	$11.1	$(9.2)	$(1.6)	$0.3

Financial liabilities:
Interest rate swaps:
Counterparty A	$3.7	$—	$3.7	$(2.1)	$(1.6)	$—
Counterparty B	7.0	—	7.0	(1.3)	(5.7)	—
Counterparty C	3.5	—	3.5	(2.0)	(1.5)	—
Counterparty D	6.2	—	6.2	(3.5)	(2.5)	0.2
Other counterparties	1.4	—	1.4	(0.3)	(1.1)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$21.9	$—	$21.9	$(9.2)	$(12.4)	$0.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2016 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$1.9	$—	$1.9	$(1.9)	$—	$—
Counterparty B	1.0	—	1.0	(1.0)	—	—
Counterparty C	1.7	—	1.7	(1.7)	—	—
Counterparty D	3.4	—	3.4	(3.4)	—	—
Counterparty E	69.6	—	69.6	(50.0)	(19.6)	—
Other counterparties	1.6	—	1.6	(0.3)	(1.3)	—
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$79.8	$—	$79.8	$(58.3)	$(20.9)	$0.6

Financial liabilities:
Interest rate swaps:
Counterparty A	$4.3	$—	$4.3	$(1.9)	$(2.4)	$—
Counterparty B	7.7	—	7.7	(1.0)	(6.7)	—
Counterparty C	3.4	—	3.4	(1.7)	(1.1)	0.6
Counterparty D	6.9	—	6.9	(3.4)	(1.7)	1.8
Counterparty E	50.0	—	50.0	(50.0)	—	—
Other counterparties	1.8	—	1.8	(0.3)	(1.5)	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$74.4	$—	$74.4	$(58.3)	$(13.4)	$2.7

NOTE 13. NEW ACCOUNTING STANDARDS

Standards effective in 2017

Derivatives and Hedging

In March 2016, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to derivatives and hedging. The first amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship and discontinuation of the application of hedge accounting. This amendment does not require additional disclosures beyond disclosure about a change in accounting principle in the period of adoption. The second amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence and no longer is required to assess whether the event that triggers the ability to exercise the option is related to interest rate or credit risk. These amendments, which are being applied prospectively, became effective for People’s United on January 1, 2017 and did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Investments – Equity Method and Joint Ventures

In March 2016, the FASB amended its standards with respect to the equity method of accounting by eliminating the requirement that, upon an investment qualifying for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retrospectively, as if the equity method of accounting had been in effect during all previous periods that the investment was held. Rather, under the new guidance, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Instead, any unrealized holding gain or loss is to be recognized through other comprehensive income on the date the investment qualifies for use of the equity method. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2017 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Stock Compensation

In March 2016, the FASB amended its standards with respect to certain aspects of the accounting for share-based payment awards, including: (i) the related income tax consequences; (ii) the classification of awards as either equity or liabilities; and (iii) the classification in the statement of cash flows. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2017. As a result, the Company realized windfall tax benefits totaling $1.0 million for the three months ended March 31, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower the Company’s effective tax rate for the period by 1%.

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

The Company will adopt this guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, as appropriate. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities (approximately 75%) and non-interest income (approximately 25%). The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. Certain other recurring revenue streams are within the scope of the guidance, including revenues associated with certain products and services offered by the Company’s trust and investment management, insurance and brokerage businesses (collectively, less than 10% of total revenue). The Company’s preliminary analysis suggests that adoption of the guidance is not expected to have a material impact on its current accounting policies or the timing or amount of revenue recognized in the Company’s Consolidated Financial Statements. However, the FASB continues to release new accounting guidance related to the adoption of the amended standard which could impact the Company’s preliminary conclusions with respect to materiality.

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

Recognition and Measurement of Financial Instruments

In January 2016, the FASB amended its standards to address certain aspects of recognition, presentation and disclosure of financial instruments. The amended guidance (i) requires that equity investments be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by permitting a qualitative assessment to identify impairment. The guidance also contains additional disclosure and presentation requirements associated with financial instruments. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The cumulative effect transition method will be applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. While the Company continues to monitor the potential impact of the amended guidance on its Consolidated Financial Statements, such impact is indeterminable at this time as it will be dependent upon portfolio composition at the adoption date. As noted in Note 2, at March 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.9 million.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB amended its standards to address the classification of certain cash receipts and payments within the statement of cash flows. Specifically, the amended guidance addresses the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including BOLI policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The retrospective transition method will be applied to all periods presented and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB amended its standards to clarify the scope of its guidance on derecognition of a nonfinancial asset and provide additional guidance on the definition of in-substance nonfinancial assets and partial sales of nonfinancial assets. Under prior guidance, several different accounting models existed for use in evaluating whether the transfer of certain assets qualified for sale treatment. The amended guidance reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. For public business entities, this new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented below income from operations (if presented). For public business entities, this new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United) and early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. To date, the Company has identified several areas that are within the scope of the guidance, including its contracts with respect to leased real estate and office equipment. In addition, operating lease agreements entered into with customers by the Company’s equipment financing businesses are also subject to the new guidance. The Company continues to evaluate the impact of the guidance, including determining whether additional contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s Consolidated Financial Statements. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulators with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

Premium Amortization – Purchased Callable Debt Securities

In April 2017, the FASB amended its standards to shorten the amortization period for certain callable debt securities held at a premium, requiring such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. This amendment, which does not change the accounting for callable debt securities held at a discount, is effective for public business entities for fiscal years beginning after December 15, 2018 (January 1, 2019 for People’s United) with early adoption permitted. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. In addition, the Company has initiated the development of an implementation plan which includes an evaluation of selected third-party vendor solutions intended to aid in the application of the amended standards. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulators with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating Step 2, which requires a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Acquisition of Suffolk Bancorp

Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Accordingly, People’s United’s consolidated financial statements as of and for the period ended March 31, 2017 do not include Suffolk. At March 31, 2017, Suffolk had total loans of $1.66 billion, total deposits of $1.85 billion and operated 27 branches in the greater Long Island area.

Total consideration paid in the Suffolk acquisition consisted of approximately 26.6 million shares of People’s United common stock with a fair value of approximately $485 million. Merger-related expenses totaling $1.0 million relating to this transaction were recorded in the three months ended March 31, 2017.

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

Selected Consolidated Financial Information

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Earnings Data:
Net interest income (fully taxable equivalent)	$258.1	$255.2	$247.4
Net interest income	248.6	246.8	240.1
Provision for loan losses	4.4	7.7	10.5
Non-interest income	84.7	84.2	82.3
Non-interest expense (1)	226.1	217.2	217.3
Income before income tax expense	102.8	106.1	94.6
Net income	70.8	75.9	62.9
Net income available to common shareholders (1)	67.3	74.1	62.9

Selected Statistical Data:
Net interest margin (2)	2.82%	2.78%	2.83%
Return on average assets (1),(2)	0.70	0.75	0.65
Return on average common equity (2)	5.50	6.10	5.30
Return on average tangible common equity (1),(2)	9.6	10.7	9.4
Efficiency ratio (1)	59.4	59.3	62.7

Common Share Data:
Basic and diluted earnings per common share (1)	$0.22	$0.24	$0.21
Dividends paid per common share	0.17	0.17	0.1675
Common dividend payout ratio (1)	78.3%	69.8%	80.6%
Book value per common share (end of period)	$15.94	$15.85	$15.80
Tangible book value per common share (end of period) (1)	9.07	8.92	8.94
Stock price:
High	19.85	20.13	16.27
Low	17.47	15.28	13.62
Close (end of period)	18.20	19.36	15.93

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Financial Condition Data:
Total assets	$40,230	$40,610	$40,692	$40,150	$39,264
Loans	29,687	29,745	29,368	29,038	28,511
Securities	6,424	6,738	7,046	6,785	6,732
Short-term investments	392	182	373	364	251
Allowance for loan losses	231	229	226	220	216
Goodwill and other acquisition-related intangible assets	2,136	2,142	2,070	2,076	2,079
Deposits	30,506	29,861	29,656	28,999	29,105
Borrowings	3,183	4,057	4,437	4,563	3,717
Notes and debentures	904	1,030	1,054	1,058	1,050
Stockholders’ equity	5,195	5,142	4,862	4,830	4,791
Total risk-weighted assets:
People’s United	30,229	30,540	30,451	30,267	29,832
People’s United Bank, National Association	30,202	30,489	30,415	30,232	29,826
Non-performing assets (1)	183	167	180	182	189
Net loan charge-offs	2.4	4.7	2.5	5.1	6.0

Average Balances:
Loans	$29,355	$29,346	$29,107	$28,558	$28,159
Securities (2)	6,831	7,074	6,873	6,699	6,498
Short-term investments	371	308	361	298	348
Total earning assets	36,557	36,728	36,341	35,555	35,005
Total assets	40,317	40,623	40,304	39,422	38,773
Deposits	29,923	29,773	29,437	29,079	28,721
Borrowings	3,709	4,148	4,296	3,895	3,664
Notes and debentures	966	1,045	1,056	1,049	1,044
Total funding liabilities	34,598	34,966	34,789	34,023	33,429
Stockholders’ equity	5,166	5,039	4,841	4,795	4,761

Ratios:
Net loan charge-offs to average total loans (annualized)	0.03%	0.06%	0.04%	0.07%	0.09%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.63	0.57	0.63	0.64	0.68
Originated allowance for loan losses to:
Originated loans (1)	0.77	0.77	0.76	0.75	0.75
Originated non-performing loans (1)	140.9	150.6	142.0	135.3	123.3
Average stockholders’ equity to average total assets	12.8	12.4	12.0	12.2	12.3
Stockholders’ equity to total assets	12.9	12.7	11.9	12.0	12.2
Tangible common equity to tangible assets (3)	7.4	7.2	7.2	7.2	7.3
Total risk-based capital:
People’s United	12.7	12.5	11.5	11.5	11.5
People’s United Bank, National Association	13.4	13.3	12.8	12.8	12.9

(1)	Excludes acquired loans.
(2)	Average balances for securities are based on amortized cost.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

Completed Acquisition

Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Accordingly, People’s United’s consolidated financial statements as of and for the period ended March 31, 2017 do not include Suffolk. At March 31, 2017, Suffolk had total loans of $1.66 billion, total deposits of $1.85 billion and operated 27 branches in the greater Long Island area.

Total consideration paid in the Suffolk acquisition consisted of approximately 26.6 million shares of People’s United common stock with a fair value of approximately $485 million. Merger-related expenses totaling $1.0 million relating to this transaction were recorded in the three months ended March 31, 2017.

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

Operating earnings exclude from net income available to common shareholders those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) merger-related expenses, including acquisition integration and other costs; (iii) writedowns of banking house assets and related lease termination costs; (iv) severance-related costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Effective in 2016, recurring writedowns of banking house assets and certain severance-related costs are no longer considered to be non-operating expenses. Operating earnings per common share (“EPS”) is derived by determining the per common share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) EPS, as reported. Operating return on average assets is calculated by dividing operating earnings (annualized) by average total assets. Operating return on average tangible common equity is calculated by dividing operating earnings (annualized) by average tangible common equity. The operating common dividend payout ratio is calculated by dividing common dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Total non-interest expense	$226.1	$217.2	$217.3

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(1.2)	(0.9)	—
Acquisition integration and other costs	—	(0.7)	—

Total	(1.2)	(1.6)	n/a

Operating non-interest expense	224.9	215.6	n/a

Operating lease expense	(8.8)	(8.3)	(9.2)
Amortization of other acquisition-related intangible assets	(6.3)	(6.2)	(5.8)
Other (1)	(1.8)	(0.6)	(1.5)

Total non-interest expense for efficiency ratio	$208.0	$200.5	$200.8

Net interest income (FTE basis)	$258.1	$255.2	$247.4
Total non-interest income	84.7	84.2	82.3

Total revenues	342.8	339.4	329.7
Adjustments:
Net security losses (gains)	15.7	6.0	(0.1)
Operating lease expense	(8.8)	(8.3)	(9.2)
BOLI FTE adjustment	0.4	0.7	0.5
Other (2)	0.2	0.2	(0.7)

Total revenues for efficiency ratio	$350.3	$338.0	$320.2

Efficiency ratio	59.4%	59.3%	62.7%

n/a	For the three months ended March 31, 2016, no expenses were considered to be non-operating expenses. Accordingly, operating metrics were not applicable.
(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)	Items classified as “other” and added to (deducted from) total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Net income available to common shareholders	$67.3	$74.1	$62.9

Adjustments to arrive at operating earnings:
Merger-related expenses	1.2	0.9	—
Acquisition integration and other costs	—	0.7	—

Total pre-tax adjustments	1.2	1.6	n/a
Tax effect	(0.4)	(0.6)	n/a

Total adjustments, net of tax	0.8	1.0	n/a

Operating earnings	$68.1	$75.1	n/a

EPS, as reported	$0.22	$0.24	$0.21

Adjustments to arrive at operating EPS:
Merger-related expenses	—	—	—
Acquisition integration and other costs	—	—	—

Total adjustments per share	—	—	n/a

Operating EPS	$0.22	$0.24	n/a

Average total assets	$40,317	$40,623	$38,773

Operating return on average assets (annualized)	0.68%	0.74%	n/a

n/a	For the three months ended March 31, 2016, no expenses were considered to be non-operating expenses. Accordingly, operating metrics were not applicable.

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Operating earnings	$68.1	$75.1	n/a

Average stockholders’ equity	$5,166	$5,039	$4,761
Less: Average preferred stock	244	165	—

Average common equity	4,922	4,874	4,761
Less: Average goodwill and average other acquisition-related intangible assets	2,134	2,094	2,085

Average tangible common equity	$2,788	$2,780	$2,676

Operating return on average tangible common equity	9.8%	10.8%	n/a

	Three Months Ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Common dividends paid	$52.7	$51.7	$50.6

Operating earnings	$68.1	$75.1	n/a

Operating common dividend payout ratio	77.3%	68.8%	n/a

n/a	For the three months ended March 31, 2016, no expenses were considered to be non-operating expenses. Accordingly, operating metrics were not applicable.

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Total stockholders’ equity	$5,195	$5,142	$4,862	$4,830	$4,791
Less: Preferred stock	244	244	—	—	—

Common equity	4,951	4,898	4,862	4,830	4,791
Less: Goodwill and other acquisition-related intangible assets	2,136	2,142	2,070	2,076	2,079

Tangible common equity	$2,815	$2,756	$2,792	$2,754	$2,712

Total assets	$40,230	$40,610	$40,692	$40,150	$39,264
Less: Goodwill and other acquisition-related intangible assets	2,136	2,142	2,070	2,076	2,079

Tangible assets	$38,094	$38,468	$38,622	$38,074	$37,185

Tangible common equity ratio	7.4%	7.2%	7.2%	7.2%	7.3%

(in millions, except per common share data)	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Tangible common equity	$2,815	$2,756	$2,792	$2,754	$2,712

Common shares issued	406.43	405.00	400.13	399.74	399.54
Less: Common shares classified as treasury shares	89.04	89.06	89.05	89.05	89.04
Unallocated ESOP common shares	6.88	6.97	7.06	7.14	7.23

Common shares	310.51	308.97	304.02	303.55	303.27

Tangible book value per common share	$9.07	$8.92	$9.18	$9.07	$8.94

Financial Overview

People’s United reported net income of $70.8 million, or $0.22 per diluted share, for the three months ended March 31, 2017, compared to $62.9 million, or $0.21 per diluted share, for the year-ago period. Included in this quarter’s results were merger-related expenses totaling $1.2 million ($0.8 million after-tax). Compared to the year-ago period, first quarter 2017 earnings reflect continued loan and deposit growth, meaningful cost control and the negative impact of the historically low interest rate environment. People’s United’s return on average assets was 0.70% for the three months ended March 31, 2017 compared to 0.65% for the year-ago period. Return on average tangible common equity was 9.6% for the three months ended March 31, 2017 compared to 9.4% for the year-ago period.

Compared to the first quarter of 2016, FTE net interest income increased $10.7 million to $258.1 million and the net interest margin decreased one basis point to 2.82%. FTE net interest income increased $2.9 million and the net interest margin increased four basis points compared to the fourth quarter of 2016 (see Net Interest Income).

Average total earning assets increased $1.6 billion compared to the first quarter of 2016, reflecting increases of $1.2 billion in average total loans and $333 million in average securities. Average total funding liabilities increased $1.2 billion compared to the year-ago quarter, reflecting a $1.2 billion increase in average total deposits.

Compared to the year-ago quarter, total non-interest income increased $2.4 million and total non-interest expense increased $8.8 million. The efficiency ratio was 59.4% for the first quarter of 2017, compared to 62.7% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses for the three months ended March 31, 2017 totaled $4.4 million compared to $10.5 million in the year-ago period. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.03% in the first quarter of 2017 compared to 0.09% in the year-ago quarter. The allowance for loan losses on originated loans was $225.0 million at March 31, 2017, a $2.0 million increase from December 31, 2016. The allowance for loan losses on acquired loans was $6.3 million at both March 31, 2017 and December 31, 2016. Non-performing assets (excluding acquired non-performing loans) totaled $182.9 million at March 31, 2017, a $15.6 million increase from December 31, 2016. At March 31, 2017, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 140.9%, compared to 0.77% and 150.6%, respectively, at December 31, 2016 (see Asset Quality).

People’s United’s total stockholders’ equity was $5.2 billion at March 31, 2017, compared to $5.1 billion at December 31, 2016. Stockholders’ equity as a percentage of total assets was 12.9% at March 31, 2017, compared to 12.7% at December 31, 2016. Tangible common equity as a percentage of tangible assets was 7.4% at March 31, 2017, compared to 7.2% at December 31, 2016 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, National Association (the “Bank”) Total risk-based capital ratios were 12.7% and 13.4%, respectively, at March 31, 2017, compared to 12.5% and 13.3%, respectively, at December 31, 2016 (see Regulatory Capital Requirements).

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of a segment, it may result in a measure of operating segment provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

Segment Performance Summary

Three months ended March 31, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$140.1	$91.2	$231.3	$26.4	$(9.1)	$248.6
Provision for loan losses	9.6	3.2	12.8	—	(8.4)	4.4
Total non-interest income	39.7	43.4	83.1	1.5	0.1	84.7
Total non-interest expense	84.5	132.7	217.2	4.2	4.7	226.1

Income (loss) before income tax expense (benefit)	85.7	(1.3)	84.4	23.7	(5.3)	102.8
Income tax expense (benefit)	26.7	(0.4)	26.3	7.4	(1.7)	32.0

Net income (loss)	$59.0	$(0.9)	$58.1	$16.3	$(3.6)	$70.8

Average total assets	$22,581.1	$9,420.8	$32,001.9	$7,522.0	$793.4	$40,317.3
Average total liabilities	7,159.8	19,095.5	26,255.3	8,499.4	396.7	35,151.4

Three months ended March 31, 2016 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$139.7	$86.2	$225.9	$22.6	$(8.4)	$240.1
Provision for loan losses	9.6	3.2	12.8	—	(2.3)	10.5
Total non-interest income	39.0	39.9	78.9	1.7	1.7	82.3
Total non-interest expense	79.7	126.2	205.9	2.1	9.3	217.3

Income (loss) before income tax expense (benefit)	89.4	(3.3)	86.1	22.2	(13.7)	94.6
Income tax expense (benefit)	29.9	(1.1)	28.8	7.4	(4.5)	31.7

Net income (loss)	$59.5	$(2.2)	$57.3	$14.8	$(9.2)	$62.9

Average total assets	$22,254.3	$8,697.4	$30,951.7	$7,138.7	$682.7	$38,773.1
Average total liabilities	6,402.8	19,150.1	25,552.9	8,109.5	349.9	34,012.3

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of People’s Capital and Leasing Corp. and Peoples’ United Equipment Finance Corp., as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended March 31,
(in millions)	2017	2016
Net interest income	$140.1	$139.7
Provision for loan losses	9.6	9.6
Total non-interest income	39.7	39.0
Total non-interest expense	84.5	79.7

Income before income tax expense	85.7	89.4
Income tax expense	26.7	29.9

Net income	$59.0	$59.5

Average total assets	$22,581.1	$22,254.3
Average total liabilities	7,159.8	6,402.8

Commercial Banking’s net income for the three months ended March 31, 2017 was essentially unchanged compared to the year-ago period. The $0.4 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans, partially offset by increases in net FTP funding charges and interest expense, and continued pricing pressure within the loan portfolio. Such pricing pressure reflects the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio. Non-interest income increased $0.7 million compared to the year-ago period, primarily reflecting increases in institutional and corporate trust fees, partially offset by a decrease in customer interest rate swap income. The $4.8 million increase in non-interest expense in the first quarter of 2017 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Average total assets increased $327 million and average liabilities increased $757 million compared to the first quarter of 2016, reflecting loan and deposit growth, respectively.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended March 31,
(in millions)	2017	2016
Net interest income	$91.2	$86.2
Provision for loan losses	3.2	3.2
Total non-interest income	43.4	39.9
Total non-interest expense	132.7	126.2

Loss before income tax benefit	(1.3)	(3.3)
Income tax benefit	(0.4)	(1.1)

Net loss	$(0.9)	$(2.2)

Average total assets	$9,420.8	$8,697.4
Average total liabilities	19,095.5	19,150.1

Retail Banking’s net loss for the three months ended March 31, 2017 decreased $1.3 million compared to the year-ago period. The $5.0 million increase in net interest income primarily reflects the benefit from an increase in average residential mortgage loans and a decrease in interest expense, partially offset by lower net FTP funding credits and continued pricing pressure within the loan portfolio. Such pricing pressure reflects the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio. Non-interest income increased $3.5 million from the year-ago period, primarily reflecting the addition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”) in November 2016. The $6.5 million increase in non-interest expense in the first quarter of 2017 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the first quarter of 2016, average total assets increased $723 million, primarily reflecting loan growth, and average total liabilities decreased $55 million, primarily reflecting a decrease in deposits.

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

	Three Months Ended March 31,
(in millions)	2017	2016
Net interest income	$26.4	$22.6
Total non-interest income	1.5	1.7
Total non-interest expense	4.2	2.1

Income before income tax expense	23.7	22.2
Income tax expense	7.4	7.4

Net income	$16.3	$14.8

Average total assets	$7,522.0	$7,138.7
Average total liabilities	8,499.4	8,109.5

Treasury’s net income for the three months ended March 31, 2017 increased $1.5 million compared to the year-ago period. The $3.8 million increase in net interest income primarily reflects an increase in securities income and higher net funding credits, partially offset by an increase in interest expense. Non-interest income in the first quarter of 2017 includes a $16.1 million gain recorded in connection with the exchange of an ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company. Net security losses in the first quarter of 2017 totaling $15.7 million resulting from the sale of low-yielding and short duration U.S. Treasury and collateralized mortgage obligations (“CMO”) securities, with a combined amortized cost of $487 million, are also included in non-interest income. The $2.1 million increase in non-interest expense in the first quarter of 2017 compared to the year-ago period 2016 reflects higher levels of both direct and allocated expenses. Compared to the first quarter of 2016, average total assets increased $383 million, reflecting an increase in securities, and average total liabilities increased $390 million, primarily reflecting an increase in deposits, partially offset by a decrease in notes and debentures.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Included in non-interest expense in the first quarter of 2017 are merger-related expenses totaling $1.2 million.

	Three Months Ended March 31,
(in millions)	2017	2016
Net interest loss	$(9.1)	$(8.4)
Provision for loan losses	(8.4)	(2.3)
Total non-interest income	0.1	1.7
Total non-interest expense	4.7	9.3

Loss before income tax benefit	(5.3)	(13.7)
Income tax benefit	(1.7)	(4.5)

Net loss	$(3.6)	$(9.2)

Average total assets	$793.4	$682.7
Average total liabilities	396.7	349.9

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

In response to continued signs of a moderately expanding U.S. economy, the Federal Reserve Board (the “FRB”) raised the targeted range for the federal funds rate by 25 basis points to between 0.75% and 1.00% in March 2017. Since December 2015, the FRB has raised the targeted range for the federal funds rate four times by a total of 100 basis points. Until that date, the FRB had not changed the targeted range of between 0% and 0.25% since December 2008. For the first quarter of 2017, the average effective federal funds rate was 0.70%.

The net interest margin was 2.82% in the first quarter of 2017, compared to 2.78% in the fourth quarter of 2016 and 2.83% in the first quarter of 2016. The improvement in the net interest margin from the fourth quarter of 2016 primarily reflects new loan originations at rates higher than the existing portfolio and an increase in the yield on the securities portfolio, partially offset by higher rates on deposits and borrowing, and two fewer calendar days in the first quarter of 2017. The net interest margin continues to be negatively impacted by the historically low interest rate environment where loan repricings are outpacing the Company’s ability to lower deposit costs as well as the continued investment of a portion of the Company’s capital in low-yielding short-term investments.

First Quarter 2017 Compared to First Quarter 2016

FTE net interest income increased $10.7 million compared to the first quarter of 2016, reflecting a $14.7 million increase in total interest and dividend income, partially offset by a $4.0 million increase in total interest expense, and the net interest margin decreased one basis point to 2.82%.

Average total earning assets were $36.6 billion in the first quarter of 2017, a $1.6 billion increase from the first quarter of 2016, primarily reflecting increases of $1.2 billion in average total loans and $333 million in average securities. Average total loans, average securities and average short-term investments comprised 80%, 19% and 1%, respectively, of average total earning assets in both the first quarter of 2017 and 2016. In the current quarter, the yield earned on the total loan portfolio was 3.49% and the yield earned on securities and short-term investments was 2.44%, compared to 3.50% and 2.28%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 50% of the loan portfolio had floating interest rates at March 31, 2017, compared to 51% at December 31, 2016.

The average total commercial and residential mortgage loan portfolios increased $447 million and $835 million, respectively, compared to the year-ago quarter, reflecting growth. Average consumer loans decreased $86 million compared to the year-ago quarter, primarily reflecting a $90 million decrease in average home equity loans.

Average total funding liabilities were $34.6 billion in the first quarter of 2017, a $1.2 billion increase from the year-ago period, reflecting increases of $1.2 billion in average total deposits and $45 million in average total borrowings, partially offset by a $78 million decrease in average notes and debentures. The increase in average total deposits reflects organic growth and a $153 million increase in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, and average non-interest-bearing deposits increased $939 million and $443 million, respectively, and average time deposits decreased $333 million. Average total deposits comprised 86% of average total funding liabilities in the both the first quarter of 2017 and 2016. The decrease in average notes and debentures reflects the repayment in February 2017 of the $125 million 5.80% fixed-rate/floating-rate subordinated notes.

The three basis point increase to 0.48% in the rate paid on average total funding liabilities primarily reflects an increase in the cost of total borrowings, reflecting the increases in the targeted federal funds rate discussed above. The rate paid on average total deposits increased one basis point compared to the first quarter of 2016, primarily reflecting a six basis points increase in savings, interest-bearing checking and money market deposits, partially offset by a ten basis points decrease in time deposits and a $443 million increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 63% and 15%, respectively, of average total deposits in the first quarter of 2017, compared to 62% and 17%, respectively, in the comparable 2016 period.

First Quarter 2017 Compared to Fourth Quarter 2016

FTE net interest income increased $2.9 million compared to the fourth quarter of 2016, reflecting a $5.3 million increase in total interest and dividend income, partially offset by a $2.4 million increase in total interest expense, and the net interest margin increased four basis points to 2.82%. The improvement in the net interest margin reflects new loan originations at rates higher than the existing portfolio and an increase in the yield on the securities portfolio (which each benefited the net interest margin by nine and three basis points, respectively), partially offset by higher rates on deposits and borrowings and two fewer calendar days in the first quarter (which each reduced the net interest margin by four basis points).

Average total earning assets were $36.6 billion in the first quarter of 2017, a $171 million decrease from the fourth quarter of 2016, primarily reflecting a $242 million decrease in average securities, partially offset by a $63 million increase in average short-term investments. In the first quarter of 2017, the average residential mortgage loan portfolio increased $239 million while total average commercial loans decreased $199 million (the average mortgage warehouse portfolio decreased $345 million).

Average total funding liabilities decreased $369 million, reflecting decreases of $439 million in average total borrowings and $79 million in average notes and debentures, partially offset by a $150 million increase in average total deposits. The decrease in average notes and debentures reflects the repayment in February 2017 of the $125 million 5.80% fixed-rate/floating-rate subordinated notes. The increase in average total deposits reflects organic growth and an $86 million increase in average brokered deposits.

The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2017			December 31, 2016			March 31, 2016
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$370.5	$0.7	0.81%	$307.9	$0.4	0.44%	$347.8	$0.4	0.47%
Securities (2)	6,831.4	43.2	2.53	7,073.5	42.1	2.38	6,498.0	38.7	2.38
Loans:
Commercial real estate	10,189.7	88.6	3.48	10,079.4	86.8	3.44	9,997.6	86.8	3.47
Commercial and industrial	7,704.4	67.9	3.53	8,023.3	68.2	3.40	7,478.1	63.4	3.39
Equipment financing	2,980.8	31.6	4.24	2,971.4	31.8	4.29	2,951.9	33.3	4.52
Residential mortgage	6,374.8	49.6	3.11	6,136.2	47.3	3.09	5,540.3	44.1	3.18
Home equity and other consumer	2,105.4	18.4	3.50	2,135.9	18.1	3.39	2,191.7	18.6	3.40

Total loans	29,355.1	256.1	3.49	29,346.2	252.2	3.44	28,159.6	246.2	3.50

Total earning assets	36,557.0	$300.0	3.28%	36,727.6	$294.7	3.21%	35,005.4	$285.3	3.26%

Other assets	3,760.3			3,895.4			3,767.7

Total assets	$40,317.3			$40,623.0			$38,773.1

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$6,435.0	$—	—%	$6,524.5	$—	—%	$5,992.3	$—	—%
Savings, interest-bearing checking and money market	18,907.9	16.4	0.35	18,614.5	14.1	0.30	17,905.6	12.7	0.29
Time	4,580.3	10.7	0.93	4,634.4	11.0	0.95	4,823.6	12.5	1.03

Total deposits	29,923.2	27.1	0.36	29,773.4	25.1	0.34	28,721.5	25.2	0.35

Borrowings:
Federal Home Loan Bank advances	2,711.9	5.8	0.86	3,028.8	5.1	0.67	2,880.0	4.4	0.61
Federal funds purchased	607.5	1.2	0.78	779.3	1.1	0.54	394.0	0.4	0.44
Customer repurchase agreements	309.5	0.1	0.19	328.8	0.2	0.20	389.6	0.2	0.19
Other borrowings	79.9	0.2	0.78	11.0	—	0.67	—	—	—

Total borrowings	3,708.8	7.3	0.79	4,147.9	6.4	0.61	3,663.6	5.0	0.54

Notes and debentures	965.8	7.5	3.10	1,045.0	8.0	3.08	1,043.8	7.7	2.96

Total funding liabilities	34,597.8	$41.9	0.48%	34,966.3	$39.5	0.45%	33,428.9	$37.9	0.45%

Other liabilities	553.6			617.4			583.4

Total liabilities	35,151.4			35,583.7			34,012.3
Stockholders’ equity	5,165.9			5,039.3			4,760.8

Total liabilities and stockholders’ equity	$40,317.3			$40,623.0			$38,773.1

Net interest income/spread (3)		$258.1	2.80%		$255.2	2.76%		$247.4	2.81%

Net interest margin			2.82%			2.78%			2.83%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The fully taxable equivalent adjustment was $9.5 million, $8.4 million and $7.3 million for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

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

	Three Months Ended March 31, 2017 Compared To
	March 31, 2016			December 31, 2016
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$0.3	$0.3	$0.1	$0.2	$0.3
Securities	2.0	2.5	4.5	(1.5)	2.6	1.1
Loans:
Commercial real estate	1.7	0.1	1.8	1.0	0.8	1.8
Commercial and industrial	2.0	2.5	4.5	(2.8)	2.5	(0.3)
Equipment financing	0.3	(2.0)	(1.7)	0.1	(0.3)	(0.2)
Residential mortgage	6.5	(1.0)	5.5	1.9	0.4	2.3
Home equity and other consumer	(0.7)	0.5	(0.2)	(0.3)	0.6	0.3

Total loans	9.8	0.1	9.9	(0.1)	4.0	3.9

Total change in interest and dividend income	11.8	2.9	14.7	(1.5)	6.8	5.3

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.7	3.0	3.7	0.2	2.1	2.3
Time	(0.6)	(1.2)	(1.8)	(0.1)	(0.2)	(0.3)

Total deposits	0.1	1.8	1.9	0.1	1.9	2.0

Borrowings:
Federal Home Loan Bank advances	(0.3)	1.7	1.4	(0.6)	1.3	0.7
Federal funds purchased	0.3	0.5	0.8	(0.2)	0.3	0.1
Customer repurchase agreements	0.1	(0.2)	(0.1)	0.1	(0.2)	(0.1)
Other borrowings	0.1	0.1	0.2	—	0.2	0.2

Total borrowings	0.2	2.1	2.3	(0.7)	1.6	0.9

Notes and debentures	(0.6)	0.4	(0.2)	(0.6)	0.1	(0.5)

Total change in interest expense	(0.3)	4.3	4.0	(1.2)	3.6	2.4

Change in net interest income	$12.1	$(1.4)	$10.7	$(0.3)	$3.2	$2.9

Non-Interest Income

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(in millions)	2017	2016	2016
Bank service charges	$23.5	$24.2	$23.8
Investment management fees	16.0	14.2	11.1
Operating lease income	10.2	9.5	10.4
Insurance revenue	9.1	6.8	9.3
Commercial banking lending fees	8.2	7.2	8.1
Cash management fees	6.3	6.2	6.0
Brokerage commissions	3.0	2.8	3.0
Net gains on sales of residential mortgage loans	0.9	2.6	0.9
Net security (losses) gains	(15.7)	(6.0)	0.1
Other non-interest income:
Customer interest rate swap income, net	2.8	3.8	3.3
BOLI	0.8	1.5	1.0
Other	19.6	11.4	5.3

Total other non-interest income	23.2	16.7	9.6

Total non-interest income	$84.7	$84.2	$82.3

Total non-interest income in the first quarter of 2017 increased $2.4 million compared to the first quarter of 2016 and $0.5 million compared to the fourth quarter of 2016. The increase in non-interest income compared to the first quarter of 2016 primarily reflects increases in investment management fees and other non-interest income (discussed below), partially offset by net security losses. The increase compared to the fourth quarter of 2016 primarily reflects increases in insurance revenue, both investment management and commercial banking lending fees, and other non-interest income, partially offset by an increase in net security losses.

Bank service charges continue to be impacted as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as lower overdraft fees.

The improvement in investment management fees compared to both the first and fourth quarter of 2016 primarily reflects the acquisition of Gerstein Fisher in early November 2016. At March 31, 2017, assets under administration, which are not reported as assets of People’s United Financial, totaled $22.0 billion, of which $8.3 billion are under discretionary management, compared to $21.3 billion and $8.0 billion, respectively, at December 31, 2016.

The increase in insurance revenue from the fourth quarter of 2016 primarily reflects the seasonal nature of commercial insurance renewals. The increase in commercial banking lending fees compared to the fourth quarter of 2016 primarily reflects higher prepayment fees in the first quarter 2017. The decrease in net gains on sales of residential mortgage loans compared to the fourth quarter of 2016 reflects a 30% decrease in the volume of residential mortgage loan sales and narrower spreads on pricing.

On an FTE basis, BOLI income totaled $1.2 million in the first quarter of 2017, compared to $2.2 million in the fourth quarter of 2016 and $1.5 million in the year-ago quarter. BOLI income in the fourth quarter of 2016 includes death benefits received totaling $0.5 million.

Net security losses in both the first quarter of 2017 and the fourth quarter of 2016 reflect the sale of low-yielding and short duration U.S. Treasury and CMO securities with a combined amortized cost of $487 million and $403 million, respectively.

In the first quarter of 2017, the Company exchanged its ownership interest in a non-marketable equity security (previously recorded in other assets) for total consideration of $16.3 million, including (i) cash and (ii) common stock in a publicly-traded company with a fair value of approximately $10.8 million at acquisition. Included in other non-interest income is a $16.1 million gain recorded in connection with this transaction. Included in other non-interest income in the fourth quarter of 2016 is a $6.3 million gain resulting from the sale of an ownership interest in a legacy privately-held investment.

Non-Interest Expense

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2017	2016	2016
Compensation and benefits	$125.6	$114.0	$114.1
Occupancy and equipment	38.6	37.8	37.5
Professional and outside service fees	15.5	16.3	17.4
Regulatory assessments	9.6	10.4	8.0
Operating lease expense	8.8	8.3	9.2
Amortization of other acquisition-related intangibles	6.3	6.2	5.8
Other non-interest expense:
Stationery, printing, postage and telephone	5.6	5.4	5.5
Advertising and promotion	2.5	3.1	2.3
Other	13.6	15.7	17.5

Total other non-interest expense	21.7	24.2	25.3

Total non-interest expense	$226.1	$217.2	$217.3

Efficiency ratio	59.4%	59.3%	62.7%

Total non-interest expense in the first quarter of 2017 increased $8.9 million compared to the fourth quarter of 2016 and $8.8 million compared to the year-ago period. Included in total non-interest expense in the first quarter of 2017 and fourth quarter of 2016 are merger-related and acquisition integration costs of $1.2 million and $1.6 million, respectively.

As compared to the first quarter of 2016, the improvement in the efficiency ratio reflects an increase in adjusted total revenues, partially offset by an increase in adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $11.6 million compared to the fourth quarter of 2016 ($12.3 million excluding $0.7 million of severance-related costs) and $11.5 million compared to the year-ago quarter. The increase from the fourth quarter of 2016 primarily reflects seasonally-higher payroll and benefit-related costs, increases in incentive and health care expenses, as well as a full quarter of Gerstein Fisher expenses and new hires to support continued growth of the Company. The year-over-year increase primarily reflects normal merit increases and increases in incentive and health care expenses, as well as a full quarter of Gerstein Fisher expenses and new hires to support continued growth of the Company.

Professional and outside services fees include merger-related expenses totaling $0.7 million in the first quarter of 2017 and $0.9 million in the fourth quarter of 2016. Excluding such expenses, the decreases in professional and outside services fees of $0.6 million compared to the fourth quarter of 2016 and $2.6 million compared to the first quarter of 2016 are primarily related to the timing of certain projects in 2017 and the latter half of 2016.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments compared to the first quarter of 2016 primarily reflects an increase in the Bank’s average total assets and the decrease compared to the fourth quarter of 2016 reflects an lower overall annual assessment rate.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2017 and each of the next five years is as follows: $24.7 million in 2017; $13.2 million in 2018; $12.4 million in 2019; $12.0 million in 2020; $11.7 million in 2021; and $11.1 million in 2022.

Income Taxes

People’s United’s effective income tax rate was 31.1% for the three months ended March 31, 2017. Effective January 1, 2017, People’s United adopted new stock-based compensation accounting rules, which require the income tax effects of vestings and exercises be recognized in income tax expense. As a result, the Company realized windfall tax benefits totaling $1.0 million for the three months ended March 31, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower People’s United’s effective tax rate for the period by 1%. See Note 13 to the Consolidated Financial Statements for additional information. People’s United’s effective income tax rate for the full-year 2017 is expected to be approximately 32%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2017 were $40.2 billion, a $380 million decrease from December 31, 2016, primarily reflecting decreases of $314 million in total securities and $58 million in total loans, partially offset by a $159 million increase in cash and cash equivalents. The decrease in total loans from December 31, 2016 to March 31, 2017 reflects decreases of $292 million in commercial loans and $35 million in home equity loans, partially offset by a $271 million increase in residential mortgage loans. Originated loans decreased $26 million from December 31, 2016 to $29.1 billion (commercial loans decreased $270 million and retail loans increased $244 million) and acquired loans decreased $32 million. At March 31, 2017, the carrying amount of the acquired loan portfolio totaled $579 million. The decrease in total securities primarily reflects (i) sales of U.S. Treasury securities and CMOs and (ii) paydowns on government sponsored enterprise (“GSE”) mortgage-backed securities and CMOs, partially offset by the purchase of GSE mortgage-backed securities and municipal bonds.

Non-performing assets (excluding acquired non-performing loans) totaled $182.9 million at March 31, 2017, a $15.6 million increase from December 31, 2016, primarily reflecting increases in non-performing equipment financing loans of $8.0 million, non-performing commercial and industrial loans of $5.9 million and real estate owned (“REO”) of $2.9 million, partially offset by a $2.2 million decrease in non-performing home equity loans. The allowance for loan losses totaled $231.3 million ($225.0 million on originated loans and $6.3 million on acquired loans) at March 31, 2017, compared to $229.3 million ($223.0 million on originated loans and $6.3 million on acquired loans) at December 31, 2016. At March 31, 2017, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 140.9%, compared to 0.77% and 150.6%, respectively, at December 31, 2016.

At March 31, 2017, total liabilities were $35.0 billion, a $433 million decrease from December 31, 2016, primarily reflecting decreases of $874 in total borrowings and $126 million in notes and debentures, partially offset by a $645 million increase in total deposits. The decrease in notes and debentures reflects the repayment of the $125 million 5.80% fixed-rate/floating-rate subordinated notes in February 2017.

People’s United’s total stockholders’ equity was $5.2 billion at March 31, 2017, a $53.1 million increase from December 31, 2016. This increase primarily reflects net income of $70.8 million for the three months ended March 31, 2017, net stock option and restricted stock-related transactions during the three months ended March 31, 2017 totaling $23.7 million and a $13.1 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2016, partially offset by common dividends paid of $52.7 million in the three months ended March 31, 2017. As a percentage of total assets, stockholders’ equity was 12.9% and 12.7% at March 31, 2017 and December 31, 2016, respectively. Tangible common equity equaled 7.4% of tangible assets at March 31, 2017 compared to 7.2% at December 31, 2016.

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.5%, 10.0%, 10.8% and 12.7%, respectively, at March 31, 2017, compared to 8.4%, 9.9%, 10.7% and 12.5%, respectively, at December 31, 2016. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.9%, 11.3%, 11.3% and 13.4%, respectively, at March 31, 2017, compared to 8.9%, 11.3%, 11.3% and 13.3%, respectively, at December 31, 2016 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	March 31,	December 31,
(in millions)	2017	2016
Property Type:
Residential (multi-family)	$3,724.2	$3,790.1
Retail	2,548.4	2,530.1
Office buildings	2,146.7	2,173.7
Industrial/manufacturing	633.0	604.9
Hospitality/entertainment	567.8	548.9
Mixed/special use	221.4	220.3
Self storage	170.0	170.3
Health care	142.1	124.5
Land	38.9	41.8
Other	32.8	42.7

Total commercial real estate	$10,225.3	$10,247.3

Commercial and Industrial

	March 31,	December 31,
(in millions)	2017	2016
Industry:
Service	$1,402.6	$1,392.8
Finance and insurance	1,229.5	1,520.8
Manufacturing	1,181.7	1,111.4
Wholesale distribution	1,040.1	1,084.2
Health services	911.0	899.4
Retail sales	742.1	741.9
Real estate, rental and leasing	624.9	584.7
Transportation/utility	266.0	252.5
Construction	183.4	194.1
Arts/entertainment/recreation	134.7	131.4
Information/media	96.3	95.5
Public administration	59.3	56.6
Mining, oil and gas	8.6	9.0
Other	38.1	50.8

Total commercial and industrial	$7,918.3	$8,125.1

Equipment Financing

	March 31,	December 31,
(in millions)	2017	2016
Industry:
Transportation/utility	$1,074.2	$1,088.3
Real estate, rental and leasing	418.5	427.9
Construction	405.3	410.0
Printing	194.6	197.8
Waste	181.2	186.0
Wholesale distribution	136.2	145.8
Manufacturing	136.2	139.7
Packaging	129.6	135.2
Service	75.0	79.0
Mining, oil and gas	56.8	51.8
Health services	50.1	57.2
Other	111.8	113.8

Total equipment financing	$2,969.5	$3,032.5

Residential Mortgage

	March 31,	December 31,
(in millions)	2017	2016
Adjustable-rate	$5,790.2	$5,549.1
Fixed-rate	697.5	667.6

Total residential mortgage	$6,487.7	$6,216.7

Home Equity and Other Consumer

	March 31,	December 31,
(in millions)	2017	2016
Home equity lines of credit	$1,838.2	$1,883.3
Home equity loans	199.1	189.3
Other	49.2	50.7

Total home equity and other consumer	$2,086.5	$2,123.3

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

The Office of the Comptroller of the Currency guidance requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2017 are $21.1 million of such loans. Of this amount, $14.7 million, or 70%, were less than 90 days past due on their payments as of that date.

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

During the three months ended March 31, 2017, we performed 19 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $18.4 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At March 31, 2017, the loan portfolio included $1.3 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2017, non-performing residential mortgage loans totaling $0.3 million had current LTV ratios of more than 100%. At March 31, 2017, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63.1% and 758, respectively.

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

During the three months ended March 31, 2017, the Company repurchased one residential mortgage loan from a GSE and other parties that we had previously sold to the GSE and other parties. The balances of the loan at the time of the repurchase totaled $0.1 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued four investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million as of March 31, 2017.

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

The following table sets forth, as of March 31, 2017, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2017	$170.7
2018	266.0
2019	118.9
2020	197.6
2021	329.8
2022	507.2
Later years	2,031.6

Total	$3,621.8

Approximately 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of March 31, 2017 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,625.7	$7.3	0.45%
Amortizing payment	212.5	11.3	5.31

For the three months ended March 31, 2017, 39% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2017, full and complete first lien position data was not readily available for 30% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2017, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.2 million.

As of March 31, 2017, full and complete first lien position data was readily available for 70%, or $1.4 billion, of the home equity portfolio. Of that total, 38%, or $538.9 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $188.6 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2017, there were 45 loans totaling $4.5 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 34 of the loans (totaling $3.8 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 34 loans was $0.4 million as of March 31, 2017. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of March 31, 2017.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2017, 93% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of March 31, 2017, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 760, respectively.

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

People’s United’s construction loan portfolio totaled $599.9 million (2% of total loans) at March 31, 2017. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $904.6 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2017, construction loans totaling $247.5 million had remaining available interest reserves of $17.9 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of originated commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $7.6 million of restructured construction loans at March 31, 2017.

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

In developing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In consideration of these factors, the Company may adjust the allowance for loan losses upward or downward based on current economic conditions and portfolio trends. In determining the extent of any such adjustment, the Company considers both economic and portfolio-specific data that correlates with loan losses. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2017.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2017.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2017. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the three months ended March 31, 2017.

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

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Allowance for loan losses on originated loans:
Balance at beginning of period	$223.0	$219.0	$202.9
Charge-offs	(4.6)	(4.7)	(7.4)
Recoveries	2.2	1.0	1.7

Net loan charge-offs	(2.4)	(3.7)	(5.7)
Provision for loan losses	4.4	7.7	10.4

Balance at end of period	$225.0	$223.0	$207.6

Allowance for loan losses on acquired loans:
Balance at beginning of period	$6.3	$7.3	$8.1
Charge-offs	—	(1.0)	(0.3)
Provision for loan losses	—	—	0.1

Balance at end of period	$6.3	$6.3	$7.9

Commercial originated allowance for loan losses as a percentage of originated commercial loans	0.94%	0.95%	0.92%
Retail originated allowance for loan losses as a percentage of originated retail loans	0.36	0.30	0.30
Total originated allowance for loan losses as a percentage of:
Originated loans	0.77	0.77	0.75
Originated non-performing loans	140.9	150.6	123.3

The provision for loan losses on originated loans totaled $4.4 million for the three months ended March 31, 2017, reflecting $2.4 million in net loan charge-offs and a $3.2 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $10.4 million for the year-ago quarter, reflecting $5.7 million in net loan charge-offs and a $6.3 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended March 31, 2016 reflects loan impairment.

Management believes that the level of the allowance for loan losses at March 31, 2017 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Commercial:
Commercial real estate	$—	$0.9	$0.7
Commercial and industrial	0.8	1.1	2.2
Equipment financing	0.5	1.3	1.6

Total	1.3	3.3	4.5

Retail:
Residential mortgage	0.1	—	—
Home equity	1.1	1.3	1.4
Other consumer	(0.1)	0.1	0.1

Total	1.1	1.4	1.5

Total net loan charge-offs	$2.4	$4.7	$6.0

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31, 2017	Dec. 31, 2016	March 31, 2016
Commercial:
Commercial real estate	—%	0.04%	0.03%
Commercial and industrial	0.04	0.06	0.12
Equipment financing	0.07	0.17	0.22
Retail:
Residential mortgage	—	—	—
Home equity	0.21	0.24	0.26
Other consumer	(0.25)	0.60	0.87
Total portfolio	0.03%	0.06%	0.09%

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016.

Non-Performing Assets

(dollars in millions)	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Originated non-performing loans:
Commercial:
Commercial real estate	$23.4	$22.3	$23.4	$35.4	$35.9
Commercial and industrial	47.4	41.5	40.0	34.7	41.5
Equipment financing	47.4	39.4	46.0	40.0	41.1

Total	118.2	103.2	109.4	110.1	118.5

Retail:
Residential mortgage	26.3	27.4	28.2	29.9	31.1
Home equity	15.2	17.4	16.5	17.4	18.9
Other consumer	—	—	—	—	—

Total	41.5	44.8	44.7	47.3	50.0

Total originated non-performing loans (1)	159.7	148.0	154.1	157.4	168.5

REO:
Residential	10.9	8.1	7.9	9.7	8.2
Commercial	4.1	4.0	11.2	3.3	5.4

Total REO	15.0	12.1	19.1	13.0	13.6

Repossessed assets	8.2	7.2	6.9	11.6	7.3

Total non-performing assets	$182.9	$167.3	$180.1	$182.0	$189.4

Originated non-performing loans as a percentage of originated loans	0.55%	0.51%	0.54%	0.56%	0.61%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.63	0.57	0.63	0.64	0.68
Tangible stockholders’ equity and originated allowance for loan losses	5.57	5.19	5.98	6.14	6.49

(1)	Reported net of government guarantees totaling: $4.4 million at March 31, 2017; $13.1 million at December 31, 2016; $13.0 million at September 30, 2016; $15.8 million at June 30, 2016; and $16.2 million at March 31, 2016. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2017, the principal loan classes to which these government guarantees relate are commercial and industrial loans (99%) and commercial real estate loans (1%).

The preceding table excludes acquired loans that are (i) accounted for as purchased credit impaired loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $19.4 million and $2.7 million, respectively, at March 31, 2017; $21.6 million and $3.1 million, respectively, at December 31, 2016; $22.4 million and $2.2 million, respectively, at September 31, 2016; $23.3 million and $2.2 million, respectively, at June 30, 2016; and $25.1 million and $2.3 million, respectively, at March 31, 2016. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level.

Total non-performing assets increased $15.6 million from December 31, 2016 and equaled 0.63% of originated loans, REO and repossessed assets at March 31, 2017. The increase in total non-performing assets from December 31, 2016 primarily reflects increases in non-performing equipment financing loans of $8.0 million, non-performing commercial and industrial loans of $5.9 million and REO of $2.9 million, partially offset by a $2.2 million decrease in non-performing home equity loans.

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

In addition to the originated non-performing loans discussed above, People’s United has also identified $535.3 million in originated potential problem loans at March 31, 2017. Originated potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The originated potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2017, originated potential problem loans consisted of equipment financing loans ($263.1 million), commercial and industrial loans ($199.9 million) and commercial real estate loans ($72.3 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that originated potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At March 31, 2017, People’s United (parent company) liquid assets included $245 million in cash and $84 million in debt securities available for sale, while the Bank’s liquid assets included $3.7 billion in debt securities available for sale and $528 million in cash and cash equivalents. Securities available for sale with a fair value of $1.91 billion at March 31, 2017 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $30.5 billion at March 31, 2017 and represented 77% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.2 billion and $904 million, respectively, at March 31, 2017, representing 8% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY”), and repurchase agreements. At March 31, 2017, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.2 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, HELOCs, home equity loans and commercial real estate loans).

At March 31, 2017, the Bank had outstanding commitments to originate loans totaling $1.0 billion and approved, but unused, lines of credit extended to customers totaling $6.6 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligation.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.19 billion at March 31, 2017, a $53.1 million increase from December 31, 2016. This increase primarily reflects net income of $70.8 million for the three months ended March 31, 2017, net stock option and restricted stock-related transactions during the three months ended March 31, 2017 totaling $23.7 million and a $13.1 million decrease in AOCL since December 31, 2016, partially offset by common dividends paid of $52.7 million in the three months ended March 31, 2017. As a percentage of total assets, stockholders’ equity was 12.9% and 12.7% at March 31, 2017 and December 31, 2016, respectively. Tangible common equity equaled 7.4% of tangible assets at March 31, 2017 compared to 7.2% at December 31, 2016.

In April 2017, People’s United’s Board of Directors voted to increase the dividend on its common stock to an annual rate of $0.69 per share. The quarterly dividend of $0.1725 per share is payable on May 15, 2017 to common shareholders of record on May 1, 2017. Also in April 2017, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on June 15, 2017 to preferred shareholders of record as of June 1, 2017. In February 2017, the Bank paid a cash dividend of $69 million to People’s United (parent company).

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2017, the capital conservation buffer is 1.25%. The capital conservation buffer increases for each year during the phase-in period as follows: 1.875% in 2018; and 2.5% in 2019.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of March 31, 2017 and December 31, 2016 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At March 31, 2017, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $30.2 billion, compared to $30.5 billion for both at December 31, 2016. Management currently estimates that, as of March 31, 2017, both the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 10-20 basis points on a “fully phased-in” basis.

			Minimum Capital Required		Classification as
	As of March 31, 2017		Basel III Phase-In (2017)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,272.0	8.5%	$1,536.0	4.0%	$1,920.0	5.0%
Bank	3,407.2	8.9	1,532.4	4.0	1,915.5	5.0
CET 1 Risk-Based Capital (2):
People’s United	3,027.9	10.0	1,738.2	5.75	1,964.9	6.5
Bank	3,407.2	11.3	1,736.6	5.75	1,963.1	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,272.0	10.8	2,191.6	7.25	2,418.3	8.0
Bank	3,407.2	11.3	2,189.7	7.25	2,416.2	8.0
Total Risk-Based Capital (4):
People’s United	3,836.7	12.7	2,796.2	9.25	3,022.9	10.0
Bank	4,040.7	13.4	2,793.7	9.25	3,020.2	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2016		Basel III Phase-In (2016)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,256.1	8.4%	$1,546.7	4.0%	$1,933.4	5.0%
Bank	3,430.5	8.9	1,537.0	4.0	1,921.2	5.0
CET 1 Risk-Based Capital (2):
People’s United	3,012.0	9.9	1,981.7	5.125	2,513.4	6.5
Bank	3,430.5	11.3	1,969.2	5.125	2,497.6	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,256.1	10.7	2,023.3	6.625	2,443.2	8.0
Bank	3,430.5	11.3	2,019.9	6.625	2,439.1	8.0
Total Risk-Based Capital (4):
People’s United	3,802.9	12.5	2,634.1	8.625	3,054.0	10.0
Bank	4,062.1	13.3	2,629.7	8.625	3,048.9	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2017 and December 31, 2016. Given the interest rate environment at those dates, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	March 31, 2017	December 31, 2016
+300	11.0%	10.1%
+200	7.9	7.3
+100	4.3	4.0
-100	(6.8)	n/a

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	March 31, 2017	December 31, 2016
Short End -100	(3.3)%	n/a %
Short End +100	1.9	1.7
Short End +200	3.5	3.3
Long End -100	(3.5)	(3.4)
Long End +100	2.5	2.3
Long End +200	4.6	4.3

The net interest income at risk simulation results indicate that at both March 31, 2017 and December 31, 2016, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 89% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime and one-month Libor-based loans.

The increase in the Company’s asset sensitivity since December 31, 2016 primarily reflects (i) the sale of securities with a combined amortized cost of $487 million in the first quarter of 2017; (ii) fewer loans with “in the money floors” as both the Prime rate and one-month Libor rate have risen; and (iii) less reliance on short-term borrowings. The Company is more asset sensitive when the “long-end” rises compared to increases in the “short-end” due primarily to the limited amount of long-term liabilities funding long-term assets. Based on the Company’s IRR position at March 31, 2017, an immediate 100 basis point parallel increase in interest rates translates to an approximate $47 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both March 31, 2017 and December 31, 2016, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Economic Value of Equity
(basis points)	March 31, 2017	December 31, 2016
+300	(8.5)%	(7.7)%
+200	(3.7)	(3.1)
+100	(0.5)	(0.1)
-100	(4.3)	n/a

The Company’s economic value of equity at risk profile indicates that at March 31, 2017, the Company’s economic value of equity is moderately liability sensitive in a rising rate environment. The slight increase since December 31, 2016 primarily reflects an increase in the residential mortgage loan portfolio, as well as a decrease in the weighted-average life of non-maturity deposits driven, in part, by higher interest rates.

People’s United’s IRR position at March 31, 2017, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderately liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of March 31, 2017, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2017, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

The Bank has entered into a pay floating/receive fixed interest rate swap to reduce its IRR exposure to the variability in interest cash flows on certain floating-rate commercial loans. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on a notional amount of $110 million. The floating-rate interest payments made under the swap are calculated using the same floating rate received on the commercial loans. The swap effectively converts the floating-rate one-month LIBOR interest payments received on the commercial loans to a fixed rate and consequently reduces the Bank’s exposure to variability in short-term interest rates. This swap is accounted for as a cash flow hedge.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2017.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign
	Cash Flow		Fair Value		Exchange
As of March 31, 2017 (dollars in millions)	Hedge		Hedge		Contracts
Notional principal amounts	$110.0		$375.0		$41.9
Weighted average interest rates:
Pay floating (receive fixed)	0.78% (1.82%	)	Libor +1.265% (4.00%	)	n/a
Weighted average remaining term to maturity (in months)	42		88		1
Fair value:
Recognized as an asset	$—		$—		$0.2
Recognized as a liability	—		—		0.1

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

The following table summarizes certain information concerning these interest rate swaps:

	Interest Rate Swaps
	Commercial		Institutional
As of March 31, 2017 (dollars in millions)	Customers		Counterparties
Notional principal amounts	$5,786.0		$5,793.7
Weighted average interest rates:
Pay floating (receive fixed)	1.03% (1.91%	)	—
Pay fixed (receive floating)	—		1.80% (1.03%	)
Weighted average remaining term to maturity (in months)	81		81
Fair value:
Recognized as an asset	$85.3		$10.9
Recognized as a liability	50.9		21.8

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 84 through 88 of this report.

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

During the quarter ended March 31, 2017, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1 - 31, 2017:
Tendered by employees (1)	951	$19.37	—	—
February 1 - 28, 2017:
Tendered by employees (1)	1,723	$18.82	—	—
March 1 - 31, 2017:
Tendered by employees (1)	148,676	$19.63	—	—

Total:
Tendered by employees (1)	151,350	$19.61	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Stock Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc.

10.2*	People’s United Financial, Inc. Short-Term Incentive Plan

10.7*	People’s United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan

10.7(a)*	Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(b)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(c)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(d)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(e)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2017	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2017	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc.

10.2*	People’s United Financial, Inc. Short-Term Incentive Plan

10.7*	People’s United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan

10.7(a)*	Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(b)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(c)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(d)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

10.7(e)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*	Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.