Form 10-Q
period 2017-09-30
People's United Financial, Inc.
filed 2017-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 346,251,605 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item 1	- Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$414.1	$432.4
Short-term investments (note 3)	302.5	181.7

Total cash and cash equivalents	716.6	614.1

Securities (note 3):
Trading account securities, at fair value	8.3	6.8
Securities available for sale, at fair value	3,197.5	4,409.9
Securities held to maturity, at amortized cost (fair value of $3.44 billion and $2.01 billion)	3,387.6	2,005.4
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	320.9	315.8

Total securities	6,914.3	6,737.9

Loans held for sale	15.0	39.3

Loans (note 4):
Commercial real estate	11,180.5	10,247.3
Commercial and industrial	8,624.7	8,125.1
Equipment financing	3,705.6	3,032.5

Total Commercial Portfolio	23,510.8	21,404.9

Residential mortgage	6,781.0	6,216.7
Home equity and other consumer	2,092.7	2,123.3

Total Retail Portfolio	8,873.7	8,340.0

Total loans	32,384.5	29,744.9
Less allowance for loan losses	(233.4)	(229.3)

Total loans, net	32,151.1	29,515.6

Goodwill (note 7)	2,411.4	1,992.7
Bank-owned life insurance	405.6	349.1
Premises and equipment, net	264.7	244.5
Other acquisition-related intangible assets (note 7)	156.5	149.4
Other assets (notes 1, 4 and 12)	963.0	967.2

Total assets	$43,998.2	$40,609.8

Liabilities
Deposits:
Non-interest-bearing	$7,655.3	$6,660.8
Savings	4,513.1	4,397.7
Interest-bearing checking and money market	15,143.1	14,260.1
Time	5,235.8	4,542.2

Total deposits	32,547.3	29,860.8

Borrowings:
Federal Home Loan Bank advances	3,074.1	3,061.1
Federal funds purchased	543.0	617.0
Customer repurchase agreements	295.8	343.3
Other borrowings	231.1	35.4

Total borrowings	4,144.0	4,056.8

Notes and debentures	906.2	1,030.1
Other liabilities (notes 1 and 12)	654.6	520.2

Total liabilities	38,252.1	35,467.9

Commitments and contingencies (notes 1 and 9)

Stockholders’ Equity (notes 2, 5 and 8)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 433.6 million shares and 405.0 million shares issued)	4.3	4.0
Additional paid-in capital	5,972.2	5,446.1
Retained earnings	996.4	949.3
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.7 million shares and 7.0 million shares)	(139.1)	(144.6)
Accumulated other comprehensive loss	(169.7)	(195.0)
Treasury stock, at cost (89.0 million shares and 89.1 million shares)	(1,162.1)	(1,162.0)

Total stockholders’ equity	5,746.1	5,141.9

Total liabilities and stockholders’ equity	$43,998.2	$40,609.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2017	2016	2017	2016
Interest and dividend income:
Commercial real estate	$105.6	$85.7	$299.5	$257.8
Commercial and industrial	80.0	66.9	218.7	190.0
Equipment financing	41.5	32.8	104.6	99.1
Residential mortgage	52.5	45.7	154.1	133.4
Home equity and other consumer	21.0	18.4	59.3	55.4

Total interest on loans	300.6	249.5	836.2	735.7
Securities	37.2	34.2	112.1	103.4
Short-term investments	1.1	0.4	2.7	1.1
Loans held for sale	0.3	0.4	0.7	0.8

Total interest and dividend income	339.2	284.5	951.7	841.0

Interest expense:
Deposits	34.4	25.2	92.4	75.8
Borrowings	12.7	6.1	28.9	16.4
Notes and debentures	7.5	7.9	22.3	23.4

Total interest expense	54.6	39.2	143.6	115.6

Net interest income	284.6	245.3	808.1	725.4
Provision for loan losses (note 4)	7.0	8.4	18.5	28.9

Net interest income after provision for loan losses	277.6	236.9	789.6	696.5

Non-interest income:
Bank service charges	25.3	25.3	73.8	73.8
Investment management fees	16.9	11.6	49.2	34.1
Operating lease income	10.9	11.2	32.1	31.7
Commercial banking lending fees	7.0	7.1	26.7	24.4
Insurance revenue	9.7	9.8	26.3	26.1
Cash management fees	6.8	6.5	19.6	18.8
Brokerage commissions	2.8	3.2	9.2	9.4
Net gains on sales of residential mortgage loans	1.1	1.9	2.7	3.7
Net security (losses) gains (note 3)	—	—	(15.6)	0.1
Other non-interest income	8.8	14.2	41.6	36.4

Total non-interest income	89.3	90.8	265.6	258.5

Non-interest expense (note 2):
Compensation and benefits	128.0	116.1	383.6	341.6
Occupancy and equipment	40.2	37.7	118.6	112.6
Professional and outside services	19.2	17.7	62.8	51.5
Regulatory assessments	10.3	9.9	29.8	27.1
Operating lease expense	8.8	9.7	26.3	28.0
Amortization of other acquisition-related intangible assets (note 7)	7.9	5.8	22.1	17.4
Other non-interest expense	22.7	24.5	77.3	73.4

Total non-interest expense	237.1	221.4	720.5	651.6

Income before income tax expense	129.8	106.3	334.7	303.4
Income tax expense (notes 1 and 14)	39.0	32.6	103.8	98.3

Net income	90.8	73.7	230.9	205.1
Preferred stock dividend	3.5	—	10.5	—

Net income available to common shareholders	$87.3	$73.7	$220.4	$205.1

Earnings per common share (note 6):
Basic	$0.26	$0.24	$0.67	$0.68
Diluted	0.26	0.24	0.67	0.68

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$90.8	$73.7	$230.9	$205.1

Other comprehensive income (loss), net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	0.9	0.9	2.8	2.8
Net unrealized gains and losses on securities available for sale	3.6	(1.7)	21.0	52.3
Amortization of unrealized losses on securities transferred to held to maturity	0.6	0.5	1.6	1.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.2)	0.2	(0.1)	0.2

Total other comprehensive income (loss), net of tax (note 5)	4.9	(0.1)	25.3	56.8

Total comprehensive income	$95.7	$73.6	$256.2	$261.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Nine months ended September 30, 2017 (in millions, except per share common data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9
Net income	—	—	—	230.9	—	—	—	230.9
Total other comprehensive income, net of tax (note 5)	—	—	—	—	—	25.3	—	25.3
Common stock issued in Suffolk Bancorp acquisition (note 2)	—	0.2	484.6	—	—	—	—	484.8
Cash dividends on common stock ($0.5150 per share)	—	—	—	(169.3)	—	—	—	(169.3)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	9.1	—	—	—	(0.1)	9.0
Employee Stock Ownership Plan common committed to be released (note 8)	—	—	—	(0.7)	5.5	—	—	4.8
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(3.3)	—	—	—	(3.3)
Stock option exercises	—	0.1	32.4	—	—	—	—	32.5

Balance at September 30, 2017	$244.1	$4.3	$5,972.2	$996.4	$(139.1)	$(169.7)	$(1,162.1)	$5,746.1

Nine months ended September 30, 2016 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2015	$—	$3.9	$5,337.7	$880.8	$(151.8)	$(177.2)	$(1,161.8)	$4,731.6
Net income	—	—	—	205.1	—	—	—	205.1
Total other comprehensive income, net of tax (note 5)	—	—	—	—	—	56.8	—	56.8
Cash dividends on common stock ($0.5075 per share)	—	—	—	(154.1)	—	—	—	(154.1)
Restricted stock and performance-based share awards	—	—	7.1	0.1	—	—	(0.2)	7.0
Employee Stock Ownership Plan common committed to be released (note 8)	—	—	—	(1.4)	5.4	—	—	4.0
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(3.2)	—	—	—	(3.2)
Stock option exercises and related tax benefits	—	0.1	15.0	—	—	—	—	15.1

Balance at September 30, 2016	$—	$4.0	$5,359.8	$927.3	$(146.4)	$(120.4)	$(1,162.0)	$4,862.3

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash Flows from Operating Activities:
Net income	$230.9	$205.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	29.3	27.6
Expense related to operating leases	26.3	28.0
Amortization of other acquisition-related intangible assets	22.1	17.4
Provision for loan losses	18.5	28.9
Expense related to share-based awards	13.4	11.4
Employee Stock Ownership Plan common stock committed to be released	4.8	4.0
Net security losses (gains)	15.6	(0.1)
Net gains on sales of residential mortgage loans	(2.7)	(3.7)
Originations of loans held-for-sale	(212.5)	(296.1)
Proceeds from sales of loans held-for-sale	239.5	287.8
Net increase in trading account securities	(1.5)	(0.1)
Excess income tax benefits from stock option exercises (note 14)	1.3	—
Net changes in other assets and other liabilities	15.3	(23.8)

Net cash provided by operating activities	400.3	286.4

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available for sale	456.1	680.2
Proceeds from sales of securities available for sale	1,016.2	249.9
Proceeds from principal repayments and maturities of securities held to maturity	92.1	83.6
Purchases of securities available for sale	(237.6)	(1,228.3)
Purchases of securities held to maturity	(1,235.9)	(286.8)
Net redemptions (purchases) of Federal Reserve Bank stock	17.6	(9.1)
Net purchases of Federal Home Loan Bank stock	(19.9)	(1.0)
Proceeds from sales of loans	8.4	2.8
Loan disbursements, net of principal collections	(325.4)	(944.8)
Purchases of loans	—	(30.6)
Purchases of premises and equipment	(6.7)	(14.9)
Purchases of leased equipment	(20.5)	(14.3)
Proceeds from sales of real estate owned	8.6	8.0
Return of premium on bank-owned life insurance, net	1.7	1.7
Net cash acquired in acquisitions	28.9	—

Net cash used in investing activities	(216.4)	(1,503.6)

Cash Flows from Financing Activities:
Net increase in deposits	834.1	1,238.1
Net (decrease) increase in borrowings with terms of three months or less	(279.4)	131.2
Repayments of borrowings with terms of more than three months	(356.1)	(0.2)
Repayment of notes and debentures	(125.0)	—
Cash dividends paid on common stock	(169.3)	(154.1)
Cash dividends paid on preferred stock	(10.5)	—
Common stock repurchases	(3.3)	(3.2)
Proceeds from stock options exercised	28.1	10.4

Net cash (used in) provided by financing activities	(81.4)	1,222.2

Net increase in cash and cash equivalents	102.5	5.0
Cash and cash equivalents at beginning of period	614.1	715.3

Cash and cash equivalents at end of period	$716.6	$720.3

Supplemental Information:
Interest payments	$138.4	$114.3
Unsettled purchases of securities	110.5	9.7
Income tax payments	100.1	86.1
Real estate properties acquired by foreclosure	9.3	17.9
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	2,642.1	—
Liabilities	2,634.1	—
Common stock issued in Suffolk Bancorp acquisition	484.8	—

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the Quarterly Reports for the periods ended March 31, 2017 and June 30, 2017 and this Quarterly Report for the period ended September 30, 2017, provides disclosure of People’s United’s significant accounting policies.

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

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($250.0 million and $195.2 million at September 30, 2017 and December 31, 2016, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($109.6 million and $92.5 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $4.2 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, and $12.3 million and $8.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2 – ACQUISITIONS

LEAF Commercial Capital, Inc.

Effective August 1, 2017, the Bank completed its acquisition of LEAF Commercial Capital, Inc. (“LEAF”) a Philadelphia-based commercial equipment finance company. The fair value of the consideration transferred in the LEAF acquisition consisted of approximately $220 million in cash.

The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date and People’s United’s results of operations for the three and nine months ended September 30, 2017 include the results of LEAF beginning with the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which was allocated to the Commercial Banking segment. Merger-related expenses recorded during the nine months ended September 30, 2017 related to the LEAF acquisition totaled $2.2 million, including fees for investment advisory, legal and valuation services.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of LEAF are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$74.9
Loans	717.9
Goodwill	148.4
Trade name intangible	0.9
Premises and equipment	2.4
Non-compete agreement	0.2
Other assets	13.0

Total assets	$957.7

Liabilities:
Borrowings	$708.1
Other liabilities	29.6

Total liabilities	$737.7

Total purchase price	$220.0

Prior to the acquisition, and in connection with its previous revolving warehouse debt facilities and term note securitization transactions, LEAF established bankruptcy-remote special-purpose entities (“SPEs”) that issued term debt to institutional investors. These SPEs were VIEs, of which LEAF was deemed the primary beneficiary, and, therefore, the related financings were treated as secured borrowings with the SPEs consolidated in LEAF’s financial statements. Following the Company’s acquisition of LEAF, approximately $460 million of LEAF’s borrowings were repaid prior to September 30, 2017, including all but one remaining securitization, which can be repaid without penalty in 2018.

Net deferred tax assets totaling $3.9 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired (other than loans, see Note 4) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date and People’s United’s results of operations for the nine months ended September 30, 2017 include the results of Suffolk beginning with the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which was allocated to the Commercial Banking and Retail Banking segments. Merger-related expenses recorded during the nine months ended September 30, 2017 and 2016 related to the Suffolk acquisition totaled $26.5 million and $1.9 million, respectively, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) costs associated with contract terminations and branch closings; and (iii) compensatory charges.

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

The preceding summaries include adjustments to record the acquired assets and assumed liabilities at their respective fair values based on management’s best estimate using the information available at the time of the respective acquisition. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items, management does not expect that such changes, if any, will be material.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

Securities

The fair values of securities acquired were based on quoted market prices. If a quoted market price for a certain security was not available, then a quoted price for a similar security in active markets was used to estimate fair value.

Loans

Loans acquired in connection with these acquisitions were recorded at fair value with no carryover of either LEAF’s or Suffolk’s previously established allowance for loan losses. Fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected as adjusted for an estimate of future credit losses and prepayments and then applying a market-based discount rate to those cash flow. The acquired loans were evaluated upon the respective acquisition dates and classified as either purchased performing or purchased credit impaired (“PCI”) (see Note 4).

In the aggregate, loans totaling $57 million were deemed PCI and were recorded at a discount from the corresponding outstanding principal balance of $67 million. The remaining acquired loans were deemed purchased performing and had a fair value of $2.28 billion and an outstanding principal balance of $2.32 billion, resulting in a discount that will be accreted over the remaining lives of the loans. Included in the Consolidated Statements of Income for the nine months ended September 30, 2017 is approximately $44 million of interest income attributable to these acquisitions since the respective acquisition dates.

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

Deposits

The fair values of acquired savings and transaction deposit accounts were assumed to approximate the respective carrying amounts as these accounts have no stated maturity and are payable on demand. Time deposits were valued based on the present value of the contractual cash flows over the remaining period to maturity using a market rate.

Borrowings

The fair values of Federal Home Loan Bank (“FHLB”) advances and other borrowings, including securitizations, represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table presents selected unaudited pro forma financial information of the Company reflecting the acquisitions of Suffolk and LEAF assuming the acquisitions were completed as of the beginning of the respective periods:

	Nine Months Ended September 30,
(in millions, except per common share data)	2017	2016
Selected Financial Results:
Net interest income	$835.9	$797.3
Provision for loan losses	18.5	28.9
Non-interest income	275.5	275.5
Non-interest expense	720.6	707.1
Net income	258.0	227.7
Net income applicable to common shareholders	247.5	227.7
Basic and diluted earnings per common share	$0.73	$0.69

The selected unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Merger-related expenses attributable to the acquisitions that were incurred by People’s United, Suffolk and LEAF during the nine months ended September 30, 2017 and 2016 are not reflected in the selected unaudited pro forma financial information. Pro forma basic and diluted earnings per common share (“EPS”) were calculated using People’s United’s actual weighted-average common shares outstanding for the periods presented, plus the incremental common shares issued, assuming the acquisitions occurred at the beginning of the periods presented.

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2017 and December 31, 2016, tax deductible goodwill totaled $73.2 million and $77.9 million, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 3. SECURITIES AND SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available for sale and securities held to maturity are as follows:

As of September 30, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$760.9	$0.1	$(19.1)	$741.9
GSE (1) mortgage-backed securities and CMOs (2)	2,450.1	11.5	(15.0)	2,446.6

Total debt securities	3,211.0	11.6	(34.1)	3,188.5
Equity securities (3)	9.6	—	(0.6)	9.0

Total securities available for sale	$3,220.6	$11.6	$(34.7)	$3,197.5

Securities held to maturity:
Debt securities:
State and municipal	$1,999.2	$60.7	$(8.5)	$2,051.4
GSE mortgage-backed securities	1,344.6	1.5	(6.5)	1,339.6
Corporate	42.3	0.8	—	43.1
Other	1.5	—	—	1.5

Total securities held to maturity	$3,387.6	$63.0	$(15.0)	$3,435.6

(1)	Government sponsored enterprise
(2)	Collateralized mortgage obligations
(3)	During the quarter ended March 31, 2017, the Company exchanged its ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company (fair value of approximately $10.8 million at acquisition).

As of December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Debt securities:
U.S. Treasury and agency	$889.9	$0.3	$(30.5)	$859.7
GSE mortgage-backed securities and CMOs	3,573.1	15.0	(38.1)	3,550.0

Total debt securities	4,463.0	15.3	(68.6)	4,409.7
Equity securities	0.2	—	—	0.2

Total securities available for sale	$4,463.2	$15.3	$(68.6)	$4,409.9

Securities held to maturity:
Debt securities:
State and municipal	$1,499.1	$33.9	$(23.5)	$1,509.5
GSE mortgage-backed securities	500.8	—	(3.2)	497.6
Corporate	4.0	—	—	4.0
Other	1.5	—	—	1.5

Total securities held to maturity	$2,005.4	$33.9	$(26.7)	$2,012.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Securities available for sale with a fair value of $2.92 billion and $1.83 billion at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits and for other purposes.

The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2017, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$1.0	$1.0	$—	$—
After 1 but within 5 years	361.3	355.0	—	—
After 5 but within 10 years	398.6	385.9	—	—

Total	760.9	741.9	—	—

GSE mortgage-backed securities and CMOs:
After 1 but within 5 years	—	—	69.4	69.4
After 5 but within 10 years	604.6	613.9	834.3	830.4
After 10 years	1,845.5	1,832.7	440.9	439.8

Total	2,450.1	2,446.6	1,344.6	1,339.6

State and municipal:
Within 1 year	—	—	18.7	18.7
After 1 but within 5 years	—	—	114.1	117.4
After 5 but within 10 years	—	—	343.2	363.2
After 10 years	—	—	1,523.2	1,552.1

Total	—	—	1,999.2	2,051.4

Corporate:
After 1 but within 5 years	—	—	5.0	5.0
After 5 but within 10 years	—	—	37.3	38.1

Total	—	—	42.3	43.1

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	1.0	1.0	18.7	18.7
After 1 but within 5 years	361.3	355.0	190.0	193.3
After 5 but within 10 years	1,003.2	999.8	1,214.8	1,231.7
After 10 years	1,845.5	1,832.7	1,964.1	1,991.9

Total	$3,211.0	$3,188.5	$3,387.6	$3,435.6

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE mortgage-backed securities and CMOs	$1,675.6	$(12.1)	$133.9	$(2.9)	$1,809.5	$(15.0)
U.S. Treasury and agency	206.6	(3.0)	530.1	(16.1)	736.7	(19.1)
Equity securities	9.0	(0.6)	—	—	9.0	(0.6)
Securities held to maturity:
GSE mortgage-backed securities	1,029.5	(6.5)	—	—	1,029.5	(6.5)
State and municipal	270.3	(1.7)	207.5	(6.8)	477.8	(8.5)
Corporate	2.8	—	—	—	2.8	—

Total	$3,193.8	$(23.9)	$871.5	$(25.8)	$4,065.3	$(49.7)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2016 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
GSE mortgage-backed securities and CMOs	$2,339.6	$(26.6)	$396.9	$(11.5)	$2,736.5	$(38.1)
U.S. Treasury and agency	828.3	(30.5)	—	—	828.3	(30.5)
Securities held to maturity:
GSE mortgage-backed securities	497.6	(3.2)	—	—	497.6	(3.2)
State and municipal	581.7	(23.5)	—	—	581.7	(23.5)

Total	$4,247.2	$(83.8)	$396.9	$(11.5)	$4,644.1	$(95.3)

At September 30, 2017, approximately 27% of the 2,046 securities owned by the Company, consisting of 96 securities classified as available for sale and 453 securities classified as held to maturity, had gross unrealized losses totaling $34.7 million and $15.0 million, respectively. All of the GSE mortgage-backed securities and CMOs had AAA credit ratings and an average contractual maturity of 11 years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years.

The cause of the gross unrealized losses with respect to all of these securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at September 30, 2017 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2017 or 2016.

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

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $139.5 million and $155.0 million at September 30, 2017 and December 31, 2016, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $12.0 million and $11.3 million at September 30, 2017 and December 31, 2016, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2017 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) (total cost of $169.4 million and $149.5 million at September 30, 2017 and December 31, 2016, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at September 30, 2017 and the cost of the investment approximates fair value.

Included in short-term investments are interest-bearing deposits at the FRB-NY totaling $259.4 million at September 30, 2017 and $169.8 million at December 31, 2016. These deposits represent an alternative to overnight federal funds sold and had yields of 1.25% and 0.75% at September 30, 2017 and December 31, 2016, respectively.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Company did not change its application of the accounting policies noted above or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2017.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	September 30, 2017			December 31, 2016
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$10,194.1	$986.4	$11,180.5	$10,012.6	$234.7	$10,247.3
Commercial and industrial	7,971.3	653.4	8,624.7	7,939.0	186.1	8,125.1
Equipment financing	3,039.1	666.5	3,705.6	3,020.9	11.6	3,032.5

Total Commercial Portfolio	21,204.5	2,306.3	23,510.8	20,972.5	432.4	21,404.9

Retail:
Residential mortgage:
Adjustable-rate	5,800.9	147.5	5,948.4	5,453.8	95.3	5,549.1
Fixed-rate	706.7	125.9	832.6	613.5	54.1	667.6

Total residential mortgage	6,507.6	273.4	6,781.0	6,067.3	149.4	6,216.7

Home equity and other consumer:
Home equity	1,981.8	59.7	2,041.5	2,044.9	27.7	2,072.6
Other consumer	47.3	3.9	51.2	50.0	0.7	50.7

Total home equity and other consumer	2,029.1	63.6	2,092.7	2,094.9	28.4	2,123.3

Total Retail Portfolio	8,536.7	337.0	8,873.7	8,162.2	177.8	8,340.0

Total loans	$29,741.2	$2,643.3	$32,384.5	$29,134.7	$610.2	$29,744.9

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $73.1 million at September 30, 2017 and $69.9 million at December 31, 2016.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
September 30, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.3	$3.6	$201.9	$29.6	$0.1	$29.7	$231.6

Charge-offs	(4.0)	(1.0)	(5.0)	(1.8)	—	(1.8)	(6.8)
Recoveries	0.9	0.1	1.0	0.6	—	0.6	1.6

Net loan charge-offs	(3.1)	(0.9)	(4.0)	(1.2)	—	(1.2)	(5.2)
Provision for loan losses	4.3	1.3	5.6	1.3	0.1	1.4	7.0

Balance at end of period	$199.5	$4.0	$203.5	$29.7	$0.2	$29.9	$233.4

Nine months ended	Commercial			Retail
September 30, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3

Charge-offs	(12.0)	(2.9)	(14.9)	(5.1)	—	(5.1)	(20.0)
Recoveries	3.8	0.1	3.9	1.7	—	1.7	5.6

Net loan charge-offs	(8.2)	(2.8)	(11.0)	(3.4)	—	(3.4)	(14.4)
Provision for loan losses	8.9	0.7	9.6	8.9	—	8.9	18.5

Balance at end of period	$199.5	$4.0	$203.5	$29.7	$0.2	$29.9	$233.4

Three months ended	Commercial			Retail
September 30, 2016 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$189.7	$7.2	$196.9	$23.3	$0.2	$23.5	$220.4

Charge-offs	(2.7)	(0.1)	(2.8)	(1.1)	—	(1.1)	(3.9)
Recoveries	0.9	—	0.9	0.5	—	0.5	1.4

Net loan charge-offs	(1.8)	(0.1)	(1.9)	(0.6)	—	(0.6)	(2.5)
Provision for loan losses	7.1	—	7.1	1.3	—	1.3	8.4

Balance at end of period	$195.0	$7.1	$202.1	$24.0	$0.2	$24.2	$226.3

Nine months ended	Commercial			Retail
September 30, 2016 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$181.8	$7.9	$189.7	$21.1	$0.2	$21.3	$211.0

Charge-offs	(10.7)	(0.4)	(11.1)	(6.6)	—	(6.6)	(17.7)
Recoveries	1.6	—	1.6	2.5	—	2.5	4.1

Net loan charge-offs	(9.1)	(0.4)	(9.5)	(4.1)	—	(4.1)	(13.6)
Provision for loan losses	22.3	(0.4)	21.9	7.0	—	7.0	28.9

Balance at end of period	$195.0	$7.1	$202.1	$24.0	$0.2	$24.2	$226.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans		Originated Loans
As of	Individually Evaluated		Collectively Evaluated
September 30, 2017	for Impairment		for Impairment		Acquired Loans (1)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$172.5	$5.7	$21,032.0	$193.8	$2,306.3	$4.0	$23,510.8	$203.5
Retail	94.3	2.4	8,442.4	27.3	337.0	0.2	8,873.7	29.9

Total	$266.8	$8.1	$29,474.4	$221.1	$2,643.3	$4.2	$32,384.5	$233.4

	Originated Loans		Originated Loans
As of	Individually Evaluated		Collectively Evaluated
December 31, 2016	for Impairment		for Impairment		Acquired Loans (1)		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$161.8	$5.8	$20,810.7	$193.0	$432.4	$6.1	$21,404.9	$204.9
Retail	91.8	3.2	8,070.4	21.0	177.8	0.2	8,340.0	24.4

Total	$253.6	$9.0	$28,881.1	$214.0	$610.2	$6.3	$29,744.9	$229.3

(1)	Approximately $3.8 million of the allowance at September 30, 2017 relates to Commercial and Retail PCI loans totaling $406.5 million and $134.7 million, respectively. The remainder of the acquired portfolio represents purchased performing loans with an allowance of approximately $0.4 million at that date. The allowance at December 31, 2016 relates entirely to PCI loans (no acquired loans were purchased performing at that date).

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

	September 30,	December 31,
(in millions)	2017	2016
Commercial:
Commercial real estate	$36.7	$22.3
Commercial and industrial	34.9	41.5
Equipment financing	54.1	39.4

Total (1)	125.7	103.2

Retail:
Residential mortgage	33.8	27.4
Home equity	14.8	17.4
Other consumer	—	—

Total (2)	48.6	44.8

Total	$174.3	$148.0

(1)	Reported net of government guarantees totaling $4.0 million and $13.1 million at September 30, 2017 and December 31, 2016, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2017, the principal loan classes to which these government guarantees relate are commercial and industrial loans (95%) and commercial real estate loans (5%).
(2)	Includes $17.8 million and $9.8 million of loans in the process of foreclosure at September 30, 2017 and December 31, 2016, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The preceding table excludes acquired loans that are (i) accounted for as PCI loans or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”) totaling $24.5 million and $24.7 million at September 30, 2017 and December 31, 2016, respectively. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $2.1 million at September 30, 2017, of which $0.5 million became non-performing subsequent to acquisition.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2017 or December 31, 2016.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

People’s United’s recorded investment in loans classified as TDRs totaled $194.4 million and $189.9 million at September 30, 2017 and December 31, 2016, respectively. The related allowance for loan losses was $4.6 million at September 30, 2017 and $4.2 million at December 31, 2016. Interest income recognized on TDRs totaled $1.4 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and nine months ended September 30, 2017 and 2016. Loans that were modified and classified as TDRs during the three and nine months ended September 30, 2017 and 2016 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2017 and 2016. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2017
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial:
Commercial real estate (1)	1	$0.1	$0.1
Commercial and industrial (2)	9	11.6	11.6
Equipment financing (3)	13	8.1	8.1

Total	23	19.8	19.8

Retail:
Residential mortgage (4)	17	3.8	3.8
Home equity (5)	19	1.5	1.5
Other consumer	—	—	—

Total	36	5.3	5.3

Total	59	$25.1	$25.1

(1)	Represents the following concession: extension of term (1 contract; recorded investment of $0.1 million).
(2)	Represents the following concessions: extension of term (9 contracts; recorded investment of $11.6 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (12 contracts; recorded investment of $8.0 million); or a combination of concessions (1 contract; recorded investment of $0.1 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $1.7 million); reduced payment and/or payment deferral (5 contract; recorded investment of $1.7 million); or a combination of concessions (3 contracts; recorded investment of $0.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (10 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); or a combination of concessions (5 contracts; recorded investment of $0.2 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2017
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	8	$5.3	$5.3
Commercial and industrial (2)	28	39.6	39.6
Equipment financing (3)	54	25.1	25.1

Total	90	70.0	70.0

Retail:
Residential mortgage (4)	45	10.8	10.8
Home equity (5)	65	4.5	4.5
Other consumer	—	—	—

Total	110	15.3	15.3

Total	200	$85.3	$85.3

(1)	Represents the following concessions: extension of term (5 contracts; recorded investment of $1.4 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $2.2 million); or a temporary rate reduction (1 contract; recorded investment of $1.7 million).
(2)	Represents the following concessions: extension of term (25 contracts; recorded investment of $29.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $9.4 million); or a combination of concessions (1 contract; recorded investment of $0.3 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (28 contracts; recorded investment of $17.4 million); or a combination of concessions (26 contracts; recorded investment of $7.7 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (28 contracts; recorded investment of $4.2 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $3.4 million); or a combination of concessions (7 contracts; recorded investment of $3.2 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (41 contracts; recorded investment of $2.6 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $0.8 million); or a combination of concessions (14 contracts; recorded investment of $1.1 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	7	$22.1	$22.1
Commercial and industrial (2)	11	4.5	4.5
Equipment financing (3)	22	10.4	10.4

Total	40	37.0	37.0

Retail:
Residential mortgage (4)	9	2.9	2.9
Home equity (5)	17	1.2	1.2
Other consumer	—	—	—

Total	26	4.1	4.1

Total	66	$41.1	$41.1

(1)	Represents the following concessions: extension of term (5 contracts; recorded investment of $3.3 million); reduced payment and/or payment deferral (1 contract; recorded investment of $1.7 million); or a combination of concessions (1 contract; recorded investment of $17.1 million).
(2)	Represents the following concessions: extension of term (9 contracts; recorded investment of $4.1 million); or reduced payment and/or payment deferral (2 contracts; recorded investment of $0.4 million).
(3)	Represents the following concessions: extension of term (6 contracts; recorded investment of $4.3 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $4.7 million); or a combination of concessions (3 contracts; recorded investment of $1.4 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $1.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.7 million); or a combination of concessions (2 contracts; recorded investment of $1.2 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $0.5 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.2 million); or a combination of concessions (5 contracts; recorded investment of $0.5 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	12	$25.9	$25.9
Commercial and industrial (2)	36	22.9	22.9
Equipment financing (3)	49	21.7	21.7

Total	97	70.5	70.5

Retail:
Residential mortgage (4)	47	13.1	13.1
Home equity (5)	50	3.8	3.8
Other consumer	—	—	—

Total	97	16.9	16.9

Total	194	$87.4	$87.4

(1)	Represents the following concessions: extension of term (8 contracts; recorded investment of $6.2 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $2.6 million); or a combination of concessions (2 contracts; recorded investment of $17.1 million).
(2)	Represents the following concessions: extension of term (23 contracts; recorded investment of $12.3 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $9.8 million); or a combination of concessions (4 contracts; recorded investment of $0.8 million).
(3)	Represents the following concessions: extension of term (17 contracts; recorded investment of $6.3 million); reduced payment and/or payment deferral (25 contracts; recorded investment of $12.5 million); or a combination of concessions (7 contracts; recorded investment of $2.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (18 contracts; recorded investment of $3.2 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $5.5 million); or a combination of concessions (18 contracts; recorded investment of $4.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (31 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (17 contracts; recorded investment of $1.4 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2017 and 2016. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2017 or 2016.

	Three Months Ended September 30,
	2017		2016
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	0.1	—	—
Equipment financing	8	4.2	14	2.2

Total	9	4.3	14	2.2

Retail:
Residential mortgage	2	0.9	3	0.6
Home equity	5	0.8	—	—
Other consumer	—	—	—	—

Total	7	1.7	3	0.6

Total	16	$6.0	17	$2.8

	Nine Months Ended September 30,
	2017		2016
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	2	$0.9
Commercial and industrial	4	1.5	5	0.6
Equipment financing	15	6.8	20	5.9

Total	19	8.3	27	7.4

Retail:
Residential mortgage	9	2.7	10	1.9
Home equity	11	1.3	7	0.5
Other consumer	—	—	—	—

Total	20	4.0	17	2.4

Total	39	$12.3	44	$9.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	As of September 30, 2017			As of December 31, 2016
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$50.7	$46.1	$—	$41.4	$40.0	$—
Commercial and industrial	39.3	36.7	—	50.7	45.7	—
Equipment financing	42.8	39.1	—	38.2	35.3	—
Retail:
Residential mortgage	66.8	60.0	—	63.6	58.0	—
Home equity	23.5	20.0	—	22.4	18.7	—
Other consumer	—	—	—	—	—	—

Total	$223.1	$201.9	$—	$216.3	$197.7	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$13.5	$12.8	$1.2	$12.2	$11.4	$0.6
Commercial and industrial	25.2	24.6	3.0	25.9	25.0	4.7
Equipment financing	14.1	13.2	1.5	5.0	4.4	0.5
Retail:
Residential mortgage	12.4	12.4	1.7	13.1	13.1	2.3
Home equity	1.9	1.9	0.7	2.1	2.0	0.9
Other consumer	—	—	—	—	—	—

Total	$67.1	$64.9	$8.1	$58.3	$55.9	$9.0

Total impaired loans:
Commercial:
Commercial real estate	$64.2	$58.9	$1.2	$53.6	$51.4	$0.6
Commercial and industrial	64.5	61.3	3.0	76.6	70.7	4.7
Equipment financing	56.9	52.3	1.5	43.2	39.7	0.5

Total	185.6	172.5	5.7	173.4	161.8	5.8

Retail:
Residential mortgage	79.2	72.4	1.7	76.7	71.1	2.3
Home equity	25.4	21.9	0.7	24.5	20.7	0.9
Other consumer	—	—	—	—	—	—

Total	104.6	94.3	2.4	101.2	91.8	3.2

Total	$290.2	$266.8	$8.1	$274.6	$253.6	$9.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2017		2016
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$61.8	$0.3	$54.1	$0.4
Commercial and industrial	59.7	0.7	60.5	0.3
Equipment financing	46.5	0.2	38.2	0.1

Total	168.0	1.2	152.8	0.8

Retail:
Residential mortgage	72.4	0.4	71.7	0.4
Home equity	21.8	0.1	21.3	0.1
Other consumer	—	—	—	—

Total	94.2	0.5	93.0	0.5

Total	$262.2	$1.7	$245.8	$1.3

	Nine Months Ended September 30,
	2017		2016
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$56.9	$0.9	$58.6	$1.1
Commercial and industrial	66.1	1.6	61.9	1.2
Equipment financing	43.0	0.4	35.9	0.2

Total	166.0	2.9	156.4	2.5

Retail:
Residential mortgage	71.9	1.3	72.1	1.2
Home equity	21.1	0.3	21.9	0.2
Other consumer	—	—	—	—

Total	93.0	1.6	94.0	1.4

Total	$259.0	$4.5	$250.4	$3.9

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2017 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$10,158.6	$20.3	$15.2	$35.5	$10,194.1
Commercial and industrial	7,943.2	10.1	18.0	28.1	7,971.3
Equipment financing	2,942.7	88.4	8.0	96.4	3,039.1

Total	21,044.5	118.8	41.2	160.0	21,204.5

Retail:
Residential mortgage	6,455.4	31.8	20.4	52.2	6,507.6
Home equity	1,968.5	7.0	6.3	13.3	1,981.8
Other consumer	46.5	0.8	—	0.8	47.3

Total	8,470.4	39.6	26.7	66.3	8,536.7

Total originated loans	$29,514.9	$158.4	$67.9	$226.3	$29,741.2

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $21.7 million, $20.7 million and $46.1 million, respectively, and $21.9 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

Acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate. For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2017 and December 31, 2016, the allowance for loan losses on acquired loans was $4.2 million and $6.3 million, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,926.2	$7,588.1	$2,619.7	$20,134.0
Special mention	129.1	122.8	101.8	353.7
Substandard	137.9	259.6	317.6	715.1
Doubtful	0.9	0.8	—	1.7

Total originated loans	10,194.1	7,971.3	3,039.1	21,204.5

Acquired loans:
Pass	940.9	562.2	666.5	2,169.6
Special mention	6.2	42.4	—	48.6
Substandard	38.6	48.8	—	87.4
Doubtful	0.7	—	—	0.7

Total acquired loans	986.4	653.4	666.5	2,306.3

Total	$11,180.5	$8,624.7	$3,705.6	$23,510.8

As of September 30, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,259.8	$928.2	$27.2	$4,215.2
Moderate risk	2,715.9	652.2	8.0	3,376.1
High risk	531.9	401.4	12.1	945.4

Total originated loans	6,507.6	1,981.8	47.3	8,536.7

Acquired loans:
Low risk	154.9	—	—	154.9
Moderate risk	60.2	—	—	60.2
High risk	58.3	59.7	3.9	121.9

Total acquired loans	273.4	59.7	3.9	337.0

Total	$6,781.0	$2,041.5	$51.2	$8,873.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2016 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,817.2	$7,580.6	$2,617.9	$20,015.7
Special mention	107.3	121.9	98.8	328.0
Substandard	87.1	233.3	304.2	624.6
Doubtful	1.0	3.2	—	4.2

Total originated loans	10,012.6	7,939.0	3,020.9	20,972.5

Acquired loans:
Pass	182.9	155.5	1.0	339.4
Special mention	13.5	3.6	8.6	25.7
Substandard	37.6	27.0	2.0	66.6
Doubtful	0.7	—	—	0.7

Total acquired loans	234.7	186.1	11.6	432.4

Total	$10,247.3	$8,125.1	$3,032.5	$21,404.9

	Residential	Home	Other
As of December 31, 2016 (in millions)	Mortgage	Equity	Consumer	Total
Retail:
Originated loans:
Low risk	$3,016.4	$950.9	$31.1	$3,998.4
Moderate risk	2,538.9	663.9	7.2	3,210.0
High risk	512.0	430.1	11.7	953.8

Total originated loans	6,067.3	2,044.9	50.0	8,162.2

Acquired loans:
Low risk	75.7	—	—	75.7
Moderate risk	27.5	—	—	27.5
High risk	46.2	27.7	0.7	74.6

Total acquired loans	149.4	27.7	0.7	177.8

Total	$6,216.7	$2,072.6	$50.7	$8,340.0

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

At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.65 billion; expected cash flows of $7.09 billion; and a fair value (initial carrying amount) of $5.42 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($560.1 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.67 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2017, the outstanding principal balance and carrying amount of the PCI loan portfolio were $630.6 million and $541.2 million, respectively ($707.0 million and $610.2 million, respectively, at December 31, 2016).

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$233.4	$270.3	$255.4	$296.0
Acquisitions	—	—	13.1	—
Accretion	(7.1)	(9.0)	(22.5)	(31.1)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	—	—
Other changes in expected cash flows (2)	—	2.4	(19.7)	(1.2)

Balance at end of period	$226.3	$263.7	$226.3	$263.7

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $4.7 million and $6.3 million, respectively, at September 30, 2017, and $8.1 million and $4.0 million, respectively, at December 31, 2016. Repossessed assets totaled $5.4 million and $7.2 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred Stock

People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both September 30, 2017 and December 31, 2016, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 433.6 million shares and 405.0 million shares were issued at September 30, 2017 and December 31, 2016, respectively.

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both September 30, 2017 and December 31, 2016) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million and 2.7 million shares at September 30, 2017 and December 31, 2016, respectively). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on securities available for sale; (iii) net unrealized gains and losses on securities transferred to held to maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and nine months ended September 30, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the changes in the components of accumulated other comprehensive loss (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)

Other comprehensive income before reclassifications	—	11.1	—	0.3	11.4
Amounts reclassified from AOCL (1)	2.8	9.9	1.6	(0.4)	13.9

Current period other comprehensive income	2.8	21.0	1.6	(0.1)	25.3

Balance at September 30, 2017	$(142.8)	$(11.3)	$(15.8)	$0.2	$(169.7)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available for Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held to Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2015	$(140.0)	$(17.7)	$(19.5)	$0.0	$(177.2)

Other comprehensive income (loss) before reclassifications	—	52.4	—	(0.1)	52.3
Amounts reclassified from AOCL (1)	2.8	(0.1)	1.5	0.3	4.5

Current period other comprehensive income	2.8	52.3	1.5	0.2	56.8

Balance at September 30, 2016	$(137.2)	$34.6	$(18.0)	$0.2	$(120.4)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(in millions)	2017	2016	2017	2016
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(1.7)	$(1.7)	$(5.1)	$(4.8)	(1)
Prior service credit	0.2	0.2	0.6	0.6	(1)

	(1.5)	(1.5)	(4.5)	(4.2)	Income before income tax expense
	0.6	0.6	1.7	1.4	Income tax expense

	(0.9)	(0.9)	(2.8)	(2.8)	Net income

Reclassification adjustment for net realized gains (losses) on securities available for sale	—	—	(15.6)	0.1	Income before income tax expense (2)
	—	—	5.7	—	Income tax expense

	—	—	(9.9)	0.1	Net income

Amortization of unrealized losses on securities transferred to held to held to maturity	(0.9)	(0.9)	(2.6)	(2.4)	Income before income tax expense (3)
	0.3	0.4	1.0	0.9	Income tax expense

	(0.6)	(0.5)	(1.6)	(1.5)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	0.3	(0.1)	0.6	(0.6)	(4)
Interest rate locks	0.1	0.1	0.1	0.1	(4)

	0.4	—	0.7	(0.5)	Income before income tax expense
	(0.2)	—	(0.3)	0.2	Income tax expense

	0.2	—	0.4	(0.3)	Net income

Total reclassifications for the period	$(1.3)	$(1.4)	$(13.9)	$(4.5)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense (see Note 8 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share data)	2017	2016	2017	2016
Net income available to common shareholders	$87.3	$73.7	$220.4	$205.1
Dividends paid on and undistributed earnings allocated to participating securities	(0.1)	(0.2)	(0.4)	(0.6)

Earnings attributable to common shareholders	$87.2	$73.5	$220.0	$204.5

Weighted average common shares outstanding for basic EPS	336.9	302.9	327.6	302.4
Effect of dilutive equity-based awards	1.9	0.4	2.0	0.4

Weighted average common and common-equivalent shares for diluted EPS	338.8	303.3	329.6	302.8

Basic EPS	$0.26	$0.24	$0.67	$0.68
Diluted EPS	$0.26	$0.24	$0.67	$0.68

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 10.2 million shares and 10.1 million shares for the three and nine months ended September 30, 2017, respectively, and 18.2 million shares for both the three and nine months ended September 30, 2016, have been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of People’s United’s goodwill are summarized as follows for the nine months ended September 30, 2017 and 2016:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2016	$1,222.1	$679.6	$91.0	$1,992.7
Acquisition of:
Suffolk	229.8	40.5	—	270.3
LEAF	148.4	—	—	148.4

Balance at September 30, 2017	$1,600.3	$720.1	$91.0	$2,411.4

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2015	$1,222.8	$681.9	$54.0	$1,958.7
Acquisition of Eagle Insurance Group, LLC	—	—	1.4	1.4
Adjustments	(0.7)	(2.3)	(0.1)	(3.1)

Balance at September 30, 2016	$1,222.1	$679.6	$55.3	$1,957.0

People’s United’s other acquisition-related intangible assets totaled $156.5 million and $149.4 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the carrying amounts of other acquisition-related intangible assets were as follows: trade name ($68.1 million); core deposit intangible ($27.9 million); client relationship intangible ($22.5 million); trust relationship intangible ($14.9 million); insurance relationship intangible ($5.4 million); favorable lease agreement ($0.6 million); non-compete agreements ($0.6 million); and mutual fund management contracts, which are not amortized ($16.5 million).

Amortization expense of other acquisition-related intangible assets totaled $7.9 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively, and $22.1 million and $17.4 million for the nine months ended September 30, 2017 and 2016, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2017 and each of the next five years is as follows: $30.0 million in 2017; $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; and $13.5 million in 2022. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2017 and 2016.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

			Other
	Pension Plans		Postretirement Plan
Three months ended September 30 (in millions)	2017	2016	2017	2016
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.1	$—
Interest cost	4.9	4.7	0.1	0.2
Expected return on plan assets	(9.6)	(8.7)	—	—
Recognized net actuarial loss	1.6	1.6	0.1	0.1
Recognized prior service credit	(0.2)	(0.2)	—	—
Settlements	1.1	0.3	—	—

Net periodic benefit (income) expense	$(2.2)	$(2.3)	$0.3	$0.3

			Other
	Pension Plans		Postretirement Plan
Nine months ended September 30 (in millions)	2017	2016	2017	2016
Net periodic benefit (income) expense:
Service cost	$—	$—	$0.2	$0.2
Interest cost	14.3	14.1	0.4	0.5
Expected return on plan assets	(28.3)	(25.9)	—	—
Recognized net actuarial loss	4.9	4.6	0.2	0.2
Recognized prior service credit	(0.6)	(0.6)	—	—
Settlements	2.6	0.9	—	—

Net periodic benefit (income) expense	(7.1)	(6.9)	0.8	0.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	(4.9)	(4.6)	(0.2)	(0.2)
Prior service credit	0.6	0.6	—	—

Total pre-tax changes recognized in other comprehensive income	(4.3)	(4.0)	(0.2)	(0.2)

Total recognized in net periodic benefit (income) expense and other comprehensive income	$(11.4)	$(10.9)	$0.6	$0.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the nine months ended September 30, 2017, totaled $3.6 million. At September 30, 2017, the loan balance totaled $184.9 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,745,864 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2017, 6,707,711 shares of People’s United common stock, with a fair value of $121.7 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.8 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 10. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2017 and 2016.

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

The Company’s available-for-sale securities are primarily comprised of GSE mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2017 and December 31, 2016, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities and CMOs, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Derivatives

People’s United values its derivatives using internal models that are based on market or observable inputs including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps/caps, foreign exchange contracts, risk participation agreements, forward commitments to sell residential mortgage loans and interest rate-lock commitments on residential mortgage loans.

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

`	Fair Value Measurements Using
As of September 30, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Securities available for sale:
U.S. Treasury and agency	741.9	—	—	741.9
GSE mortgage-backed securities and CMOs	—	2,446.6	—	2,446.6
Equity securities	9.0	—	—	9.0
Other assets:		—
Exchange-traded funds	35.0	—	—	35.0
Fixed income securities	—	1.7	—	1.7
Mutual funds	3.6	—	—	3.6
Interest rate swaps/caps	—	101.9	—	101.9
Foreign exchange contracts	—	0.2	—	0.2
Forward commitments to sell residential mortgage loans	—	0.6	—	0.6

Total	$797.8	$2,551.0	$—	$3,348.8

Financial liabilities:
Interest rate swaps/caps	$—	$60.5	$—	$60.5
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.2	—	0.2
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7

Total	$—	$61.4	$—	$61.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.8	$—	$—	$6.8
Securities available for sale:
U.S. Treasury and agency	859.7	—	—	859.7
GSE mortgage-backed securities and CMOs	—	3,550.0	—	3,550.0
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	32.6	—	—	32.6
Fixed income securities	—	4.3	—	4.3
Mutual funds	2.7	—	—	2.7
Interest rate swaps/caps	—	173.1	—	173.1
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$901.8	$3,728.5	$—	$4,630.3

Financial liabilities:
Interest rate swaps/caps	$—	$121.0	$—	$121.0
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.3	—	0.3
Interest rate-lock commitments on residential mortgage loans	—	0.4	—	0.4

Total	$—	$121.7	$—	$121.7

(1)	At both September 30, 2017 and December 31, 2016, the fair value of risk participation agreements totaled less than $0.1 million (see Note 12).

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2017 or 2016.

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$15.0	$—	$15.0
Impaired loans (2)	—	—	64.9	64.9
REO and repossessed assets (3)	—	—	16.4	16.4

Total	$—	$15.0	$81.3	$96.3

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale (1)	$—	$39.3	$—	$39.3
Impaired loans (2)	—	—	55.9	55.9
REO and repossessed assets (3)	—	—	19.3	19.3

Total	$—	$39.3	$75.2	$114.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2017 and 2016.
(2)	Represents the recorded investment in impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $50.6 million of Commercial loans and $14.3 million of Retail loans at September 30, 2017. The provision for loan losses on impaired loans totaled $4.1 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.
(3)	Represents: (i) $6.3 million of commercial REO; (ii) $4.7 million of residential REO; and (iii) $5.4 million of repossessed assets at September 30, 2017. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $2.2 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $(0.3) million and $2.9 million for the same periods.

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

Borrowings and Notes and Debentures

The fair values of federal funds purchased and customer repurchase agreements are equal to the respective carrying amounts due to the short maturities (generally overnight). The fair values of FHLB advances and other borrowings represent contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities and are classified as Level 2. The fair values of notes and debentures were based on dealer quotes and are classified as Level 2.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of September 30, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$414.1	$414.1	$—	$—	$414.1
Short-term investments	302.5	—	302.5	—	302.5
Securities held to maturity	3,387.6	—	3,434.1	1.5	3,435.6
FHLB and FRB stock	320.9	—	320.9	—	320.9
Total loans, net (1)	32,086.2	—	6,583.6	25,363.9	31,947.5
Financial liabilities:
Time deposits	5,235.8	—	5,232.4	—	5,232.4
Other deposits	27,311.5	—	27,311.5	—	27,311.5
FHLB advances	3,074.1	—	3,076.0	—	3,076.0
Federal funds purchased	543.0	—	543.0	—	543.0
Customer repurchase agreements	295.8	—	295.8	—	295.8
Other borrowings	231.1	—	230.9	—	230.9
Notes and debentures	906.2	—	902.6	—	902.6

(1)	Excludes impaired loans totaling $64.9 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2016 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$432.4	$432.4	$—	$—	$432.4
Short-term investments	181.7	—	181.7	—	181.7
Securities held to maturity	2,005.4	—	2,011.2	1.5	2,012.7
FHLB and FRB stock	315.8	—	315.8	—	315.8
Total loans, net (1)	29,459.7	—	6,028.4	23,238.1	29,266.5
Financial liabilities:
Time deposits	4,542.2	—	4,539.7	—	4,539.7
Other deposits	25,318.6	—	25,318.6	—	25,318.6
FHLB advances	3,061.1	—	3,064.4	—	3,064.4
Federal funds purchased	617.0	—	617.0	—	617.0
Customer repurchase agreements	343.3	—	343.3	—	343.3
Other borrowings	35.4	—	35.4	—	35.4
Notes and debentures	1,030.1	—	1,000.0	—	1,000.0

(1)	Excludes impaired loans totaling $55.9 million measured at fair value on a non-recurring basis.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at September 30, 2017.

The following sections further discuss each class of derivative financial instrument used by People’s United, including management’s principal objectives and risk management strategies.

Interest Rate Swaps/Caps

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As a result of the LEAF acquisition, the Company assumed two interest-rate caps with a total notional amount of $150 million, both of which mature in December 2017. Prior to the acquisition, LEAF entered into derivative contracts to reduce potential volatility in its financing costs and to manage its interest rate exposure to changes in one-month LIBOR. Subsequent to the LEAF acquisition, hedge accounting was not applied for these derivatives.

Customer Derivatives

People’s United enters into interest rate swaps and caps with certain of its commercial customers. In order to minimize its risk, these customer swaps (pay floating/receive fixed) and caps have been offset with essentially matching interest rate swaps (pay fixed/receive floating) and caps with People’s United’s institutional counterparties. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps and caps are recognized in current earnings.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016	Sept. 30, 2017	Dec. 31, 2016
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps/caps:
Commercial customers	N/A	$6,101.2	$5,612.2	$91.5	$93.9	$39.7	$46.9
Institutional counterparties	N/A	5,958.2	5,620.2	10.4	65.6	20.8	74.0
Risk participation agreements (2)	N/A	383.4	251.9	—	—	—	—
Foreign exchange contracts	N/A	42.6	101.2	0.2	0.6	0.2	0.3
Forward commitments to sell residential mortgage loans	N/A	26.0	48.6	0.6	0.3	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	31.7	57.0	—	—	0.7	0.4

Total				102.7	160.4	61.4	121.6

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	13.6	—	—
Loans	Cash flow	210.0	—	—	—	—	—
Subordinated notes	Cash flow	—	125.0	—	—	—	0.1

Total				—	13.6	—	0.1

Total fair value of derivatives				$102.7	$174.0	$61.4	$121.7

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions)		2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps/caps:
Commercial customers	N/A	$45.4	$210.7	$—	$—
Institutional counterparties	N/A	(39.1)	(200.3)	—	—
Foreign exchange contracts	N/A	0.3	(0.6)	—	—
Risk participation agreements	N/A	0.5	0.1	—	—
Forward commitments to sell residential mortgage loans	N/A	0.1	0.8	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	(1.1)	—	—

Total		7.1	9.6	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	4.5	6.4	—	—
Interest rate swaps	Cash flow	0.6	(0.6)	—	(0.2)
Interest rate locks	Cash flow	0.1	0.1	—	—

Total		5.2	5.9	—	(0.2)

Total		$12.3	$15.5	$—	$(0.2)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

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

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, as of that date, the Company updated its accounting policies to classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). As of September 30, 2017, this amendment impacted one of the Company’s institutional counterparties. Accordingly, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of September 30, 2017.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of September 30, 2017 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps/caps:
Counterparty A	$1.7	$—	$1.7	$(1.7)	$—	$—
Counterparty B	0.8	—	0.8	(0.8)	—	—
Counterparty C	1.4	—	1.4	(1.4)	—	—
Counterparty D	2.8	—	2.8	(2.8)	—	—
Counterparty E	2.4	—	2.4	—	—	2.4
Other counterparties	1.3	—	1.3	(0.3)	(0.9)	0.1
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$10.6	$—	$10.6	$(7.0)	$(0.9)	$2.7

Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$3.2	$—	$3.2	$(1.7)	$(1.5)	$—
Counterparty B	6.9	—	6.9	(0.8)	(6.1)	—
Counterparty C	3.7	—	3.7	(1.4)	(2.3)	—
Counterparty D	5.9	—	5.9	(2.8)	(3.1)	—
Other counterparties	1.2	—	1.2	(0.3)	(0.9)	—
Foreign exchange contracts	0.2	—	0.2	—	—	0.2

Total	$21.1	$—	$21.1	$(7.0)	$(13.9)	$0.2

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of December 31, 2016 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps/caps:
Counterparty A	$1.9	$—	$1.9	$(1.9)	$—	$—
Counterparty B	1.0	—	1.0	(1.0)	—	—
Counterparty C	1.7	—	1.7	(1.7)	—	—
Counterparty D	3.4	—	3.4	(3.4)	—	—
Counterparty E	69.6	—	69.6	(50.0)	(19.6)	—
Other counterparties	1.6	—	1.6	(0.3)	(1.3)	—
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$79.8	$—	$79.8	$(58.3)	$(20.9)	$0.6

Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$4.3	$—	$4.3	$(1.9)	$(2.4)	$—
Counterparty B	7.7	—	7.7	(1.0)	(6.7)	—
Counterparty C	3.4	—	3.4	(1.7)	(1.1)	0.6
Counterparty D	6.9	—	6.9	(3.4)	(1.7)	1.8
Counterparty E	50.0	—	50.0	(50.0)	—	—
Other counterparties	1.8	—	1.8	(0.3)	(1.5)	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$74.4	$—	$74.4	$(58.3)	$(13.4)	$2.7

Resale and repurchase agreements represent agreements to purchase/sell securities subject to an obligation to resell/repurchase the same or similar securities. People’s United accounts for securities resale agreements as secured lending transactions and securities repurchase agreements as secured borrowings since the transferor maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. The securities are pledged by the transferor as collateral and the transferee has the right, by contract, to repledge that collateral provided the same collateral is returned to the transferor upon maturity of the underlying agreement. The fair value of the pledged collateral approximates the recorded amount of the secured loan or borrowing. Decreases in the fair value of the transferred securities below an established threshold require the transferor to provide additional collateral.

The following table shows the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At September 30, 2017, the Company posted as collateral marketable securities with a fair value of $248.3 million and, in turn, accepted as collateral marketable securities with a fair value of $254.4 million.

As of September 30, 2017 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—

Total repurchase agreements	$250.0	$(250.0)	$—

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

Stock Compensation

In March 2016, the FASB amended its standards with respect to certain aspects of the accounting for share-based payment awards, including: (i) the related income tax consequences; (ii) the classification of awards as either equity or liabilities; and (iii) the classification in the statement of cash flows. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2017. As a result, the Company realized windfall income tax benefits totaling $1.3 million for the nine months ended September 30, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower the Company’s year-to-date effective income tax rate by 0.05%.

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

In July 2015, the FASB approved a one-year deferral of the effective date (now January 1, 2018 for People’s United) with early adoption, as of the original effective date, permitted. Since that date, the FASB has issued amendments to clarify the implementation guidance and add some practical expedients in certain areas, including: (i) principal versus agent considerations; (ii) the identification of performance obligations; and (iii) certain aspects of the accounting for licensing arrangements. These amendments do not change the core principle of the guidance and are effective for and follow the same transition requirements as the core principle.

The Company will adopt this guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings, as appropriate. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities (approximately 75%) and non-interest income (approximately 25%). The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues will not be affected. Certain other recurring revenue streams are within the scope of the guidance, including service charges and fees on deposit accounts, card-based and other non-deposit fees, and revenues associated with certain products and services offered by the Company’s trust and investment management, insurance and brokerage businesses.

The Company’s assessment of in-scope revenue streams is substantially complete and its preliminary analysis suggests that adoption of the guidance, including the related transition adjustment, as appropriate, is not expected to have a material impact on the Company’s Consolidated Financial Statements, its current accounting policies and practices or the timing or amount of revenue recognized. However, as new interpretative guidance related to the adoption of the amended standard is issued, the Company’s preliminary conclusions with respect to materiality could be impacted. In connection with its adoption efforts, the Company has, where appropriate, evaluated necessary changes to business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Recognition and Measurement of Financial Instruments

In January 2016, the FASB amended its standards to address certain aspects of recognition, presentation and disclosure of financial instruments. The amended guidance (i) requires that equity investments be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by permitting a qualitative assessment to identify impairment. Both FRB-NY and FHLB stock will continue to be presented at cost. The guidance also contains additional disclosure and presentation requirements associated with financial instruments. Specifically, the standard emphasizes the existing requirement to use “exit price” when determining fair value for disclosure purposes, clarifying that entities should not make use of a practicability exception in determining the fair value of loans.

For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The cumulative effect transition method will be applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. While the Company continues to monitor the potential impact of the amended guidance on its Consolidated Financial Statements, such impact is indeterminable at this time as it will be dependent upon portfolio composition at the adoption date. As noted in Note 3, at September 30, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $9.0 million. The Company does expect to refine the calculation used to determine the fair value of its held-for-investment loan portfolio in connection with adopting the standard.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. For public business entities, this new guidance, which is to be applied retrospectively, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United) and early adoption is permitted. The adoption of this amendment will result in a reclassification of certain net benefit cost components from compensation and benefits expense to other non-interest expense and, as such, is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Standards effective in 2019

Accounting for Leases

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current U.S. GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United).

The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. To date, the Company has identified several areas that are within the scope of the guidance, including its contracts with respect to leased real estate and office equipment. In addition, operating lease agreements entered into with customers by the Company’s equipment financing businesses are also subject to the new guidance. The Company continues to evaluate the impact of the guidance, including determining whether additional contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s Consolidated Financial Statements. The Federal banking agencies have indicated that to the extent a “right-of-use” asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should: (i) be treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Derivatives and Hedging

In August 2017, the FASB amended its standards with respect to the accounting for derivatives and hedging, simplifying existing guidance in order to enable companies to more accurately portray the economic effects of risk management activities in the financial statements and enhancing the transparency and understandability of hedge results through improved disclosures. This new guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United) with early adoption permitted. The Company is still evaluating whether to apply the early adoption provisions of the standard. However, given the limited number of derivatives currently designated as hedging instruments, the adoption of this amendment is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

While early adoption is permitted, the Company does not expect to elect that option. In preparing for adoption, the Company has established a cross-functional working group comprised of individuals from various disciplines, including credit, risk management, information technology and finance. That working group, which is subject to the Company’s established corporate governance and oversight structure, is currently engaged in: (i) identifying key interpretative issues; (ii) determining the appropriate level of portfolio segmentation; (iii) reviewing historical data so as to identify potential data and resource gaps; and (iv) evaluating existing credit loss forecasting models and processes in order to determine what modifications may be required. In addition, the Company has purchased a third-party vendor solution that will aid in the application of the standard. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulators with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Periodic and other filings made by People’s United Financial, Inc. (“People’s United” or the “Company”) with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may, from time to time, contain information and statements that are forward- looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United or its representatives from time to time may also contain forward-looking statements.

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

Completed Acquisitions

LEAF Commercial Capital, Inc.

Effective August 1, 2017, People’s United Bank, National Association (the “Bank”) completed its acquisition of LEAF Commercial Capital, Inc. (“LEAF”) a Philadelphia-based commercial equipment finance company. The fair value of the consideration transferred in the LEAF acquisition consisted of approximately $220 million in cash.

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

People’s United’s results of operations for the three and nine months ended September 30, 2017 include the results of LEAF and Suffolk beginning with the respective effective dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Earnings Data:
Net interest income (fully taxable equivalent)	$295.8	$285.2	$254.2	$839.1	$749.3
Net interest income	284.6	274.9	245.3	808.1	725.4
Provision for loan losses	7.0	7.1	8.4	18.5	28.9
Non-interest income	89.3	91.6	90.8	265.6	258.5
Non-interest expense (1)	237.1	257.3	221.4	720.5	651.6
Income before income tax expense	129.8	102.1	106.3	334.7	303.4
Net income	90.8	69.3	73.7	230.9	205.1
Net income available to common shareholders (1)	87.3	65.8	73.7	220.4	205.1

Selected Statistical Data:
Net interest margin (2)	3.04%	2.96%	2.80%	2.94%	2.80%
Return on average assets (1),(2)	0.84	0.65	0.73	0.73	0.69
Return on average common equity (2)	6.4	4.8	6.1	5.6	5.7
Return on average tangible common equity (1),(2)	11.8	8.7	10.7	10.0	10.1
Efficiency ratio (1)	57.3	58.4	59.9	58.3	61.0

Common Share Data:
Basic and diluted earnings per common share (1)	$0.26	$0.19	$0.24	$0.67	$0.68
Dividends paid per common share	0.1725	0.1725	0.17	0.5150	0.5075
Common dividend payout ratio (1)	66.8%	88.6%	70.1%	76.8%	75.1%
Book value per common share (end of period)	$16.29	$16.18	$15.99	$16.29	$15.99
Tangible book value per common share (end of period) (1)	8.68	8.99	9.18	8.68	9.18
Stock price:
High	18.26	18.21	16.40	19.85	16.68
Low	15.97	16.44	14.22	15.97	13.62
Close (end of period)	18.14	17.66	15.82	18.14	15.82

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Financial Condition Data:
Total assets	$43,998	$43,023	$40,230	$40,610	$40,692
Loans	32,384	31,611	29,687	29,745	29,368
Securities	6,914	6,880	6,424	6,738	7,046
Short-term investments	303	216	392	182	373
Allowance for loan losses	233	232	231	229	226
Goodwill and other acquisition-related intangible assets	2,568	2,426	2,136	2,142	2,070
Deposits	32,547	31,815	30,506	29,861	29,656
Borrowings	4,144	4,084	3,183	4,057	4,437
Notes and debentures	906	907	904	1,030	1,054
Stockholders’ equity	5,746	5,704	5,195	5,142	4,862
Total risk-weighted assets:
People’s United	33,029	32,095	30,229	30,540	30,451
People’s United Bank, National Association	32,981	32,050	30,202	30,489	30,415
Non-performing assets (1)	191	198	183	167	180
Net loan charge-offs	5.2	6.8	2.4	4.7	2.5

Average Balances:
Loans	$31,994	$31,400	$29,355	$29,346	$29,107
Securities (2)	6,559	6,728	6,831	7,074	6,873
Short-term investments	347	355	371	308	361
Total earning assets	38,900	38,483	36,557	36,728	36,341
Total assets	43,256	42,666	40,317	40,623	40,304
Deposits	32,065	32,024	29,923	29,773	29,437
Borrowings	4,010	3,498	3,709	4,148	4,296
Notes and debentures	909	907	966	1,045	1,056
Total funding liabilities	36,984	36,429	34,598	34,966	34,789
Stockholders’ equity	5,722	5,696	5,166	5,039	4,841

Ratios:
Net loan charge-offs to average total loans (annualized)	0.06%	0.09%	0.03%	0.06%	0.04%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.64	0.67	0.63	0.57	0.63
Originated allowance for loan losses to:
Originated loans (1)	0.77	0.77	0.77	0.77	0.76
Originated non-performing loans (1)	131.6	128.1	140.9	150.6	142.0
Average stockholders’ equity to average total assets	13.2	13.4	12.8	12.4	12.0
Stockholders’ equity to total assets	13.1	13.3	12.9	12.7	11.9
Tangible common equity to tangible assets (3)	7.1	7.5	7.4	7.2	7.2
Total risk-based capital:
People’s United	12.0	12.6	12.7	12.5	11.5
People’s United Bank, National Association	12.6	13.3	13.4	13.3	12.8

(1)	Excludes acquired loans.
(2)	Average balances for securities are based on amortized cost.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Total non-interest expense	$237.1	$257.3	$221.4	$720.5	$651.6

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(3.0)	(24.8)	(3.1)	(29.0)	(3.1)

Total	(3.0)	(24.8)	(3.1)	(29.0)	(3.1)

Operating non-interest expense	234.1	232.5	218.3	691.5	648.5

Operating lease expense	(8.8)	(8.7)	(9.7)	(26.3)	(28.0)
Amortization of other acquisition-related intangible assets	(7.9)	(7.9)	(5.8)	(22.1)	(17.4)
Other (1)	(1.5)	(0.4)	(1.8)	(3.7)	(5.1)

Total non-interest expense for efficiency ratio	$215.9	$215.5	$201.0	$639.4	$598.0

Net interest income (FTE basis)	$295.8	$285.2	$254.2	$839.1	$749.3
Total non-interest income	89.3	91.6	90.8	265.6	258.5

Total revenues	385.1	376.8	345.0	1,104.7	1,007.8
Adjustments:
Net security (gains) losses	—	(0.1)	—	15.6	(0.1)
Operating lease expense	(8.8)	(8.7)	(9.7)	(26.3)	(28.0)
BOLI FTE adjustment	1.2	1.0	0.6	2.6	2.1
Other (2)	(0.2)	—	(0.3)	—	(1.0)

Total revenues for efficiency ratio	$377.3	$369.0	$335.6	$1,096.6	$980.8

Efficiency ratio	57.3%	58.4%	59.9%	58.3%	61.0%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)	Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Net income available to common shareholders	$87.3	$65.8	$73.7	$220.4	$205.1

Adjustments to arrive at operating earnings:
Merger-related expenses	3.0	24.8	3.1	29.0	3.1

Total pre-tax adjustments	3.0	24.8	3.1	29.0	3.1
Tax effect	(1.0)	(8.0)	(1.0)	(9.2)	(1.0)

Total adjustments, net of tax	2.0	16.8	2.1	19.8	2.1

Operating earnings	$89.3	$82.6	$75.8	$240.2	$207.2

EPS, as reported	$0.26	$0.19	$0.24	$0.67	$0.68

Adjustments to arrive at operating EPS:
Merger-related expenses	—	0.05	0.01	0.06	0.01

Total adjustments per common share	—	0.05	0.01	0.06	0.01

Operating EPS	$0.26	$0.24	$0.25	$0.73	$0.69

Average total assets	$43,256	$42,666	$40,304	$42,091	$39,503

Operating return on average assets (annualized)	0.83%	0.77%	0.75%	0.76%	0.70%

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Operating earnings	$89.3	$82.6	$75.8	$240.2	$207.2

Average stockholders’ equity	$5,722	$5,696	$4,841	$5,530	$4,799
Less: Average preferred stock	244	244	—	244	—

Average common equity	5,478	5,452	4,841	5,286	4,799
Less: Average goodwill and average other acquisition-related intangible assets	2,524	2,415	2,073	2,359	2,079

Average tangible common equity	$2,954	$3,037	$2,768	$2,927	$2,720

Operating return on average tangible common equity	12.1%	10.9%	11.0%	10.9%	10.2%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Common dividends paid	$58.3	$58.3	$51.7	$169.3	$154.1

Operating earnings	$89.3	$82.6	$75.8	$240.2	$207.2

Operating common dividend payout ratio	65.3%	70.6%	68.2%	70.5%	74.4%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Total stockholders’ equity	$5,746	$5,704	$5,195	$5,142	$4,862
Less: Preferred stock	244	244	244	244	—

Common equity	5,502	5,460	4,951	4,898	4,862
Less: Goodwill and other acquisition-related intangible assets	2,568	2,426	2,136	2,142	2,070

Tangible common equity	$2,934	$3,034	$2,815	$2,756	$2,792

Total assets	$43,998	$43,023	$40,230	$40,610	$40,692
Less: Goodwill and other acquisition-related intangible assets	2,568	2,426	2,136	2,142	2,070

Tangible assets	$41,430	$40,597	$38,094	$38,468	$38,622

Tangible common equity ratio	7.1%	7.5%	7.4%	7.2%	7.2%

(in millions, except per common share data)	Sept. 30, 2017	June 30, 2017	March 31, 2016	Dec. 31, 2016	Sept. 30, 2016
Tangible common equity	$2,934	$3,034	$2,815	$2,756	$2,792

Common shares issued	433.59	433.34	406.43	405.00	400.13
Less: Common shares classified as treasury shares	89.04	89.04	89.04	89.06	89.05
Unallocated ESOP common shares	6.71	6.79	6.88	6.97	7.06

Common shares	337.84	337.51	310.51	308.97	304.02

Tangible book value per common share	$8.68	$8.99	$9.07	$8.92	$9.18

Financial Overview

People’s United reported net income of $90.8 million, or $0.26 per diluted common share, for the three months ended September 30, 2017, compared to $73.7 million, or $0.24 per diluted common share, for the year-ago period. Included in this quarter’s results were merger-related expenses totaling $3.0 million ($2.0 million after-tax) or less than $0.01 per common share. Included in the results for the year-ago period were merger-related expenses totaling $3.1 million ($2.1 million after-tax), or $0.01 per common share. Compared to the year-ago period, third quarter 2017 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control.

People’s United’s return on average assets was 0.84% for the three months ended September 30, 2017 compared to 0.73% for the year-ago period. Return on average tangible common equity was 11.8% for the three months ended September 30, 2017 compared to 10.7% for the year-ago period. Compared to the third quarter of 2016, FTE net interest income increased $41.6 million to $295.8 million and the net interest margin increased 24 basis points to 3.04%. FTE net interest income increased $10.6 million and the net interest margin increased eight basis points compared to the second quarter of 2017 (see Net Interest Income).

Net income for the nine months ended September 30, 2017 totaled $230.9 million, or $0.67 per diluted common share, compared to $205.1 million, or $0.68 per diluted common share, for the year-ago period. Included in the results for the nine months ended September 30, 2017 and 2016 were merger-related expenses totaling $29.0 million ($19.8 million after-tax) or $0.06 per common share, and $3.1 million ($2.1 million after-tax) or $0.01 per common share, respectively. People’s United’s return on average assets was 0.73% for the nine months ended September 30, 2017 compared to 0.69% for the year-ago period. Return on average tangible stockholders’ equity was 10.0% for the nine months ended September 30, 2017 compared to 10.1% for the year-ago period. On an operating basis, return on average assets was 0.76% and return on average tangible common equity was 10.9% for the nine months ended September 30, 2017. FTE net interest income totaled $839.1 million for the nine months ended September 30, 2017, an $89.8 million increase from the year-ago period and the net interest margin increased 14 basis points to 2.94%.

Average total earning assets increased $2.6 billion compared to the third quarter of 2016, reflecting a $2.9 billion increase in average total loans partially offset by a $169 million decrease in average securities. Average total funding liabilities increased $2.2 billion compared to the year-ago quarter, reflecting a $2.6 billion increase in average total deposits, partially offset by decreases of $286 million in average total borrowings and $147 million in average notes and debentures.

Compared to the year-ago quarter, total non-interest income decreased $1.5 million and total non-interest expense increased $15.7 million. The efficiency ratio was 57.3% for the third quarter of 2017 compared to 59.9% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the third quarter of 2017 totaled $7.0 million compared to $8.4 million in the year-ago period. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.06% in the third quarter of 2017 compared to 0.04% in the year-ago quarter. The allowance for loan losses on originated loans was $229.2 million at September 30, 2017, a $6.2 million increase from December 31, 2016. The allowance for loan losses on acquired loans was $4.2 million at September 30, 2017, a $1.9 million decrease from December 31, 2016. Non-performing assets (excluding acquired non-performing loans) totaled $190.7 million at September 30, 2017, a $23.4 million increase from December 31, 2016. At September 30, 2017, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 131.6%, compared to 0.77% and 150.6%, respectively, at December 31, 2016 (see Asset Quality).

People’s United’s total stockholders’ equity was $5.7 billion at September 30, 2017 compared to $5.1 billion at December 31, 2016. Stockholders’ equity as a percentage of total assets was 13.1% at September 30, 2017 compared to 12.7% at December 31, 2016. Tangible common equity as a percentage of tangible assets was 7.1% at September 30, 2017 compared to 7.2% at December 31, 2016 (see Stockholders’ Equity and Dividends). People’s United’s and the Bank’s Total risk-based capital ratios were 12.0% and 12.6%, respectively, at September 30, 2017, compared to 12.5% and 13.3%, respectively, at December 31, 2016 (see Regulatory Capital Requirements).

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

When performed, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. At this time, none of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test. See Note 14 to the Consolidated Financial Statements for a further discussion regarding the assessment of goodwill impairment.

Segment Performance Summary

Three months ended September 30, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$164.5	$105.0	$269.5	$26.4	$(11.3)	$284.6
Provision for loan losses	11.5	3.4	14.9	—	(7.9)	7.0
Total non-interest income	40.1	46.9	87.0	3.1	(0.8)	89.3
Total non-interest expense	90.8	136.1	226.9	4.4	5.8	237.1

Income (loss) before income tax expense (benefit)	102.3	12.4	114.7	25.1	(10.0)	129.8
Income tax expense (benefit)	30.7	3.8	34.5	7.5	(3.0)	39.0

Net income (loss)	$71.6	$8.6	$80.2	$17.6	$(7.0)	$90.8

Average total assets	$25,307.8	$9,776.6	$35,084.4	$7,293.4	$878.6	$43,256.4
Average total liabilities	8,121.0	20,539.7	28,660.7	8,485.3	388.2	37,534.2

Nine months ended September 30, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$459.0	$298.7	$757.7	$80.5	$(30.1)	$808.1
Provision for loan losses	31.6	10.0	41.6	—	(23.1)	18.5
Total non-interest income	121.4	136.5	257.9	8.2	(0.5)	265.6
Total non-interest expense	262.7	405.8	668.5	11.2	40.8	720.5

Income (loss) before income tax expense (benefit)	286.1	19.4	305.5	77.5	(48.3)	334.7
Income tax expense (benefit)	88.9	6.1	95.0	24.1	(15.3)	103.8

Net income (loss)	$197.2	$13.3	$210.5	$53.4	$(33.0)	$230.9

Average total assets	$24,183.0	$9,661.3	$33,844.3	$7,427.7	$818.6	$42,090.6
Average total liabilities	7,578.0	20,184.4	27,762.4	8,411.4	386.7	36,560.5

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net interest income	$164.5	$143.6	$459.0	$423.2
Provision for loan losses	11.5	10.0	31.6	29.3
Total non-interest income	40.1	42.5	121.4	120.3
Total non-interest expense	90.8	84.1	262.7	244.3

Income before income tax expense	102.3	92.0	286.1	269.9
Income tax expense	30.7	28.2	88.9	87.5

Net income	$71.6	$63.8	$197.2	$182.4

Average total assets	$25,307.8	$23,003.3	$24,183.0	$22,613.4
Average total liabilities	8,121.0	6,852.4	7,578.0	6,575.4

Commercial Banking net income increased $7.8 million for the three months ended September 30, 2017 compared to the year-ago period. The $20.9 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans and leases (including new business yields higher than the total portfolio yield), partially offset by increases in net FTP funding charges and interest expense. Non-interest income for the three months ended September 30, 2017 decreased $2.4 million compared to the year-ago period, primarily reflecting decreases in net customer interest rate swap income and commercial banking lending fees. The $6.7 million increase in non-interest expense in the third quarter of 2017 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Average total assets increased $2.3 billion and average total liabilities increased $1.3 billion compared to the third quarter of 2016, reflecting the Suffolk and LEAF acquisitions, as well as organic loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net interest income	$105.0	$87.0	$298.7	$258.8
Provision for loan losses	3.4	3.3	10.0	9.7
Total non-interest income	46.9	42.8	136.5	124.2
Total non-interest expense	136.1	128.0	405.8	380.3

Income (loss) before income tax expense (benefit)	12.4	(1.5)	19.4	(7.0)
Income tax expense (benefit)	3.8	(0.5)	6.1	(2.3)

Net income (loss)	$8.6	$(1.0)	$13.3	$(4.7)

Average total assets	$9,776.6	$9,023.2	$9,661.3	$8,847.8
Average total liabilities	20,539.7	19,194.9	20,184.4	19,256.7

Retail Banking net income for the three months ended September 30, 2017 compared to a net loss for the year-ago period primarily reflects an increase in net interest income partially offset by an increase in non-interest expense. The $18.0 million increase in net interest income primarily reflects the benefit from higher net FTP funding credits and an increase in average residential mortgage loans, including new business yields higher than the total portfolio yield, partially offset by an increase in interest expense. Non-interest income increased $4.1 million from the year-ago period, primarily reflecting the addition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”) in November 2016. The $8.1 million increase in non-interest expense in the third quarter of 2017 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the third quarter of 2016, average total assets increased $753 million and average total liabilities increased $1.3 billion, reflecting the Suffolk acquisition and organic loan and deposit growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net interest income	$26.4	$21.0	$80.5	$65.8
Total non-interest income	3.1	6.7	8.2	12.2
Total non-interest expense	4.4	1.9	11.2	5.9

Income before income tax expense	25.1	25.8	77.5	72.1
Income tax expense	7.5	7.9	24.1	23.3

Net income	$17.6	$17.9	$53.4	$48.8

Average total assets	$7,293.4	$7,552.0	$7,427.7	$7,338.3
Average total liabilities	8,485.3	9,069.1	8,411.4	8,525.1

Treasury net income for the three months ended September 30, 2017 decreased $0.3 million compared to the year-ago period. The $5.4 million increase in net interest income primarily reflects the benefits from higher net funding credits and an increase in securities income, partially offset by an increase in interest expense. Non-interest income for the three and nine months ended September 30, 2016 includes income related to a distribution received on an acquired equity investment. The $2.5 million increase in non-interest expense in the third quarter of 2017 compared to the year-ago period reflects a higher level of allocated expenses. Compared to the third quarter of 2016, average total assets decreased $259 million, primarily reflecting a decrease in average securities, and average total liabilities decreased $584 million, reflecting decreases in borrowings and notes and debentures, partially offset by an increase in deposits.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Non-interest income for the nine months ended September 30, 2016 includes a $1.2 million gain on the sale of an interest in a real estate investment. Non-interest expense for the three and nine months ended September 30, 2017 includes merger-related expenses totaling $3.0 million and $29.0 million, respectively, and $3.1 million for both periods in 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net interest loss	$(11.3)	$(6.3)	$(30.1)	$(22.4)
Provision for loan losses	(7.9)	(4.9)	(23.1)	(10.1)
Total non-interest income	(0.8)	(1.2)	(0.5)	1.8
Total non-interest expense	5.8	7.4	40.8	21.1

Loss before income tax benefit	(10.0)	(10.0)	(48.3)	(31.6)
Income tax benefit	(3.0)	(3.0)	(15.3)	(10.2)

Net loss	$(7.0)	$(7.0)	$(33.0)	$(21.4)

Average total assets	$878.6	$725.5	$818.6	$703.1
Average total liabilities	388.2	347.1	386.7	346.4

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

In response to continued signs of a moderately expanding U.S. economy, the Federal Reserve Board (the “FRB”) has raised the targeted range for the federal funds rate (currently between 1.00% and 1.25%) four times by a total of 100 basis points since December 2015. Until that date, the FRB had not changed the targeted range of between 0% and 0.25% since December 2008. For the third quarter of 2017, the average effective federal funds rate was 1.16%.

The net interest margin was 3.04% in the third quarter of 2017, compared to 2.96% in the second quarter of 2017 and 2.80% in the third quarter of 2016. The improvement in the net interest margin from the second quarter of 2017 primarily reflects higher yields on the loan portfolio.

Third Quarter 2017 Compared to Third Quarter 2016

FTE net interest income increased $41.6 million compared to the third quarter of 2016, reflecting a $57.0 million increase in total interest and dividend income, partially offset by a $15.4 million increase in total interest expense, and the net interest margin increased 24 basis points to 3.04%.

Average total earning assets were $38.9 billion in the third quarter of 2017, a $2.6 billion increase from the third quarter of 2016, reflecting a $2.9 billion increase in average total loans partially offset by a $314 million decrease in average securities. Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in the third quarter of 2017 compared to 80%, 19% and 1%, respectively, in the third quarter of 2016. In the current quarter, the yield earned on the total loan portfolio was 3.81% and the yield earned on securities and short-term investments was 2.64%, compared to 3.49% and 2.18%, respectively, in the year-ago quarter. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 50% of the loan portfolio had floating interest rates at September 30, 2017, compared to 51% at December 31, 2016.

The average total commercial and residential mortgage loan portfolios increased $2.1 billion and $796 million, respectively, compared to the year-ago quarter, reflecting organic growth and loans acquired in the Suffolk and LEAF acquisitions. Average consumer loans decreased $43 million compared to the year-ago quarter, primarily reflecting a $46 million decrease in average home equity loans.

Average total funding liabilities were $37.0 billion in the third quarter of 2017, a $2.2 billion increase from the year-ago period, reflecting a $2.6 billion increase in average total deposits, partially offset by decreases of $286 million in average total borrowings and $147 million in average notes and debentures. The increase in average total deposits reflects organic growth, deposits acquired in the Suffolk acquisition and a $206 million increase in average brokered deposits. Excluding brokered deposits, average non-interest-bearing deposits, average savings, interest-bearing checking and money market deposits and average time deposits increased $1.3 billion, $1.1 billion and $54 million, respectively. Average total deposits comprised 87% and 85% of average total funding liabilities in the third quarter of 2017 and the year-ago period, respectively. The decrease in average notes and debentures reflects the repayment in February 2017 of the $125 million 5.80% fixed-rate/floating-rate subordinated notes.

The 14 basis point increase to 0.59% in the rate paid on average total funding liabilities primarily reflects the increases in the targeted federal funds rate discussed above. The rate paid on average total deposits increased nine basis points compared to the third quarter of 2016, reflecting increases of 15 basis points in savings, interest-bearing checking and money market deposits and six basis points in time deposits, partially offset by the benefit from a $1.3 billion increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 61% and 15%, respectively, of average total deposits in the third quarter of 2017, compared to 62% and 16%, respectively, in the comparable 2016 period.

Third Quarter 2017 Compared to Second Quarter 2017

FTE net interest income increased $10.6 million compared to the second quarter of 2017, reflecting an $18.1 million increase in total interest and dividend income, partially offset by a $7.5 million increase in total interest expense, and the net interest margin increased eight basis points to 3.04%. The improvement in the net interest margin reflects higher yields on the loan portfolio, one additional calendar day in the third quarter of 2017 and an increase in the yield on the securities portfolio (which benefited the net interest margin by 12, two and one basis point, respectively), partially offset by higher rates on borrowings and deposits (which reduced the net interest margin by four and three basis points, respectively). The acquisition of LEAF in early August benefited the net interest margin by approximately five basis points.

Average total earning assets increased $417 million from the second quarter of 2017, primarily reflecting a $593 million increase in average total loans, partially offset by a $169 million decrease in average securities. In the third quarter of 2017, the average total commercial loan portfolio increased $577 million, primarily due to the LEAF acquisition.

Average total funding liabilities increased $555 million, primarily reflecting increases of $512 million in average total borrowings and $41 million in average total deposits. The increase in average total borrowings reflects the additional funding used to support securities purchases late in the quarter, as well as borrowings assumed in the LEAF acquisition.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016, and the nine months ended September 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2017			June 30, 2017			September 30, 2016
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$347.3	$1.1	1.25%	$354.8	$0.9	0.97%	$361.0	$0.4	0.47%
Securities (2)	6,558.8	44.4	2.71	6,727.5	44.6	2.65	6,872.5	38.9	2.26
Loans:
Commercial real estate	11,169.8	105.6	3.78	11,371.4	105.3	3.70	9,978.8	85.7	3.44
Commercial and industrial	8,580.0	84.0	3.91	8,276.1	77.7	3.75	8,053.2	71.1	3.53
Equipment financing	3,399.5	41.5	4.89	2,924.8	31.5	4.31	2,984.7	32.8	4.39
Residential mortgage	6,731.7	52.8	3.13	6,693.3	52.4	3.14	5,935.3	46.1	3.11
Home equity and other consumer	2,112.6	21.0	3.97	2,134.8	19.9	3.73	2,155.4	18.4	3.41

Total loans	31,993.6	304.9	3.81	31,400.4	286.8	3.65	29,107.4	254.1	3.49

Total earning assets	38,899.7	$350.4	3.60%	38,482.7	$332.3	3.45%	36,340.9	$293.4	3.23%

Other assets	4,356.7			4,183.1			3,963.1

Total assets	$43,256.4			$42,665.8			$40,304.0

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$7,609.1	$—	—%	$7,399.5	$—	—%	$6,325.3	$—	—%
Savings, interest-bearing checking and money market	19,529.1	21.4	0.44	19,895.8	19.6	0.39	18,356.6	13.3	0.29
Time	4,926.8	13.0	1.06	4,728.7	11.3	0.96	4,755.1	11.9	1.00

Total deposits	32,065.0	34.4	0.43	32,024.0	30.9	0.39	29,437.0	25.2	0.34

Borrowings:
Federal Home Loan Bank advances	2,834.3	9.4	1.33	2,546.6	7.1	1.11	3,306.7	5.1	0.62
Federal funds purchased	649.9	2.1	1.26	625.2	1.6	1.04	674.1	0.9	0.51
Customer repurchase agreements	311.3	0.1	0.19	313.9	0.1	0.19	314.8	0.1	0.19
Other borrowings	214.2	1.1	2.06	11.8	0.1	0.79	—	—	—

Total borrowings	4,009.7	12.7	1.27	3,497.5	8.9	1.02	4,295.6	6.1	0.57

Notes and debentures	908.9	7.5	3.29	907.2	7.3	3.24	1,056.4	7.9	2.97

Total funding liabilities	36,983.6	$54.6	0.59%	36,428.7	$47.1	0.52%	34,789.0	$39.2	0.45%

Other liabilities	550.6			541.0			674.5

Total liabilities	37,534.2			36,969.7			35,463.5
Stockholders’ equity	5,722.2			5,696.1			4,840.5

Total liabilities and stockholders’ equity	$43,256.4			$42,665.8			$40,304.0

Net interest income/spread (3)		$295.8	3.01%		$285.2	2.93%		$254.2	2.78%

Net interest margin			3.04%			2.96%			2.80%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $11.2 million, $10.3 million and $8.9 million for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2017			September 30, 2016
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$357.4	$2.7	1.01%	$335.7	$1.1	0.46%
Securities (2)	6,704.9	132.2	2.63	6,690.4	116.7	2.33
Loans:
Commercial real estate	10,913.9	299.5	3.66	9,991.1	257.8	3.44
Commercial and industrial	8,192.8	229.6	3.74	7,754.1	200.6	3.45
Equipment financing	3,100.5	104.6	4.50	2,972.7	99.1	4.44
Residential mortgage	6,601.2	154.8	3.13	5,719.3	134.2	3.13
Home equity and other consumer	2,117.6	59.3	3.73	2,173.1	55.4	3.40

Total loans	30,926.0	847.8	3.66	28,610.3	747.1	3.48

Total earning assets	37,988.3	$982.7	3.45%	35,636.4	$864.9	3.24%

Other assets	4,102.3			3,866.2

Total assets	$42,090.6			$39,502.6

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$7,152.2	$—	—%	$6,139.3	$—	—%
Savings, interest-bearing checking and money market	19,446.5	57.4	0.39	18,138.6	38.9	0.29
Time	4,746.5	35.0	0.98	4,802.7	36.9	1.02

Total deposits	31,345.2	92.4	0.39	29,080.6	75.8	0.35

Borrowings:
Federal Home Loan Bank advances	2,698.0	22.3	1.10	3,115.5	14.1	0.61
Federal funds purchased	627.6	4.9	1.03	497.2	1.8	0.48
Customer repurchase agreements	311.6	0.4	0.19	340.0	0.5	0.19
Other borrowings	102.5	1.3	1.71	—	—	—

Total borrowings	3,739.7	28.9	1.03	3,952.7	16.4	0.55

Notes and debentures	927.1	22.3	3.21	1,049.7	23.4	2.97

Total funding liabilities	36,012.0	$143.6	0.53%	34,083.0	$115.6	0.45%

Other liabilities	548.5			620.6

Total liabilities	36,560.5			34,703.6
Stockholders’ equity	5,530.1			4,799.0

Total liabilities and stockholders’ equity	$42,090.6			$39,502.6

Net interest income/spread (3)		$839.1	2.92%		$749.3	2.79%

Net interest margin			2.94%			2.80%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $31.0 million and $23.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Volume and Rate Analysis

The following tables show the extent to which changes in interest rates and changes in the volume of average total earning assets and average interest-bearing liabilities have affected People’s United’s net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: (i) changes in volume (changes in average balances multiplied by the prior year’s average interest rates); (ii) changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and (iii) the total change. Changes attributable to both volume and rate have been allocated proportionately.

	Three Months Ended September 30, 2017 Compared To
	September 30, 2016			June 30, 2017
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$0.7	$0.7	$—	$0.2	$0.2
Securities	(1.8)	7.3	5.5	(1.1)	0.9	(0.2)
Loans:
Commercial real estate	10.8	9.1	19.9	(1.9)	2.2	0.3
Commercial and industrial	4.9	8.0	12.9	2.9	3.4	6.3
Equipment financing	4.8	3.9	8.7	5.5	4.5	10.0
Residential mortgage	6.2	0.5	6.7	0.3	0.1	0.4
Home equity and other consumer	(0.4)	3.0	2.6	(0.2)	1.3	1.1

Total loans	26.3	24.5	50.8	6.6	11.5	18.1

Total change in interest and dividend income	24.5	32.5	57.0	5.5	12.6	18.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.9	7.2	8.1	(0.4)	2.2	1.8
Time	0.4	0.7	1.1	0.5	1.2	1.7

Total deposits	1.3	7.9	9.2	0.1	3.4	3.5

Borrowings:
Federal Home Loan Bank advances	(0.8)	5.1	4.3	0.9	1.4	2.3
Federal funds purchased	—	1.2	1.2	0.1	0.4	0.5
Customer repurchase agreements	—	—	—	—	—	—
Other borrowings	1.1	—	1.1	1.0	—	1.0

Total borrowings	0.3	6.3	6.6	2.0	1.8	3.8

Notes and debentures	(1.2)	0.8	(0.4)	—	0.2	0.2

Total change in interest expense	0.4	15.0	15.4	2.1	5.4	7.5

Change in net interest income	$24.1	$17.5	$41.6	$3.4	$7.2	$10.6

Volume and Rate Analysis

	Nine Months Ended September 30, 2017 Compared To September 30, 2016
	Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$1.5	$1.6
Securities	0.3	15.2	15.5
Loans:
Commercial real estate	24.7	17.0	41.7
Commercial and industrial	11.7	17.3	29.0
Equipment financing	4.3	1.2	5.5
Residential mortgage	20.7	(0.1)	20.6
Home equity and other consumer	(1.4)	5.3	3.9

Total loans	60.0	40.7	100.7

Total change in interest and dividend income	60.4	57.4	117.8

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	3.0	15.5	18.5
Time	(0.4)	(1.5)	(1.9)

Total deposits	2.6	14.0	16.6

Borrowings:
Federal Home Loan Bank advances	(2.1)	10.3	8.2
Federal funds purchased	0.6	2.5	3.1
Customer repurchase agreements	—	(0.1)	(0.1)
Other borrowings	1.3	—	1.3

Total borrowings	(0.2)	12.7	12.5

Notes and debentures	(2.9)	1.8	(1.1)

Total change in interest expense	(0.5)	28.5	28.0

Change in net interest income	$60.9	$28.9	$89.8

Non-Interest Income

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2017	2017	2016	2017	2016
Bank service charges	$25.3	$25.0	$25.3	$73.8	$73.8
Investment management fees	16.9	16.3	11.6	49.2	34.1
Operating lease income	10.9	11.0	11.2	32.1	31.7
Commercial banking lending fees	7.0	11.5	7.1	26.7	24.4
Insurance revenue	9.7	7.5	9.8	26.3	26.1
Cash management fees	6.8	6.5	6.5	19.6	18.8
Brokerage commissions	2.8	3.4	3.2	9.2	9.4
Net gains on sales of residential mortgage loans	1.1	0.7	1.9	2.7	3.7
Net security gains (losses)	—	0.1	—	(15.6)	0.1
Other non-interest income:
Customer interest rate swap income, net	1.9	2.4	3.7	7.1	10.6
BOLI	2.1	1.9	1.2	4.8	4.2
Other	4.8	5.3	9.3	29.7	21.6

Total other non-interest income	8.8	9.6	14.2	41.6	36.4

Total non-interest income	$89.3	$91.6	$90.8	$265.6	$258.5

Total non-interest income in the third quarter of 2017 decreased $1.5 million compared to the third quarter of 2016 and $2.3 million compared to the second quarter of 2017. The decrease in non-interest income compared to the third quarter of 2016 primarily reflects decreases in net customer interest rate swap income and income recorded in the third quarter of 2016 related to a distribution received on an acquired equity investment (included in other), essentially offset by an increase in investment management fees. The decrease compared to the second quarter of 2017 primarily reflects decreases in commercial banking lending fees, brokerage commissions and net customer interest rate swap income, partially offset by an increase in insurance revenue.

The improvement in investment management fees compared to the third quarter of 2016 primarily reflects the acquisition of Gerstein Fisher in November 2016. At September 30, 2017, assets under administration, which are not reported as assets of People’s United, totaled $23.0 billion, of which $8.9 billion are under discretionary management, compared to $21.3 billion and $8.0 billion, respectively, at December 31, 2016.

The increase in insurance revenue from the second quarter of 2017 primarily reflects the seasonality of commercial insurance renewals. The decrease in commercial banking lending fees compared to the second quarter of 2017 primarily reflects higher prepayment fees in the second quarter of 2017. The decrease in net gains on sales of residential mortgage loans in the third quarter of 2017 compared to the year-ago period reflects a 40% decrease in the volume of residential mortgage loans sold as well as narrower spreads on pricing.

On an FTE basis, BOLI income totaled $3.3 million in the third quarter of 2017 compared to $2.9 million in the second quarter of 2017 and $1.8 million in the year-ago quarter. BOLI income in both the third and second quarters of 2017 includes death benefits received totaling $0.5 million.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in millions)	2017	2017	2016	2017	2016
Compensation and benefits	$128.0	$130.0	$116.1	$383.6	$341.6
Occupancy and equipment	40.2	39.8	37.7	118.6	112.6
Professional and outside service fees	19.2	28.1	17.7	62.8	51.5
Regulatory assessments	10.3	9.9	9.9	29.8	27.1
Operating lease expense	8.8	8.7	9.7	26.3	28.0
Amortization of other acquisition-related intangibles	7.9	7.9	5.8	22.1	17.4
Other non-interest expense:
Stationery, printing, postage and telephone	5.0	6.1	4.6	16.7	14.0
Advertising and promotion	3.1	3.1	3.0	8.7	8.1
Other	14.6	23.7	16.9	51.9	51.3

Total other non-interest expense	22.7	32.9	24.5	77.3	73.4

Total non-interest expense	$237.1	$257.3	$221.4	$720.5	$651.6

Efficiency ratio	57.3%	58.4%	59.9%	58.3%	61.0%

Total non-interest expense in the third quarter of 2017 increased $15.7 million compared to the third quarter of 2016 and decreased $20.2 million compared to the second quarter of 2017. Included in total non-interest expense are merger related expenses totaling $3.0 million in the third quarter of 2017, $24.8 million in the second quarter of 2017 and $3.1 million in the year-ago quarter.

As compared to both the second quarter of 2017 and third quarter of 2016, the improvement in the efficiency ratio reflects increases in both adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

The year-over-year increase in compensation and benefits reflects LEAF, Suffolk and Gerstein Fisher personnel costs in the current period (none in the prior year period), increases in incentive and health care expenses, as well as normal merit increases. Excluding $3.4 million of merger-related expenses included in compensation and benefits in the second quarter of 2017, the $1.4 million increase compared to the second quarter of 2017 primarily reflects a partial quarter of LEAF personnel costs.

Professional and outside services fees include merger-related expenses totaling $2.7 million in the third quarter of 2017, $10.8 million in the second quarter of 2017 and $3.1 million in the third quarter of 2016. Excluding such expenses, the $0.8 million decrease in professional and outside services fees compared to the second quarter of 2017 and $1.9 million increase compared to the third quarter of 2016 are primarily related to the timing of certain projects in 2017 and the latter half of 2016.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increases in regulatory assessments compared to the second quarter of 2017 and third quarter of 2016 primarily reflect an increase in the Bank’s average total assets.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2017 and each of the next five years is as follows: $30.0 million in 2017; $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; and $13.5 million in 2022.

Included in other non-interest expense in both the third and second quarter of 2017 are merger-related expenses totaling $0.3 million and $10.6 million, respectively.

In March 2017, the Financial Accounting Standards Board amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This new guidance, which is to be applied retrospectively, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United) and early adoption is permitted. The adoption of this amendment will result in a reclassification of certain net benefit cost components from compensation and benefits expense to other non-interest expense.

Income Taxes

People’s United’s effective income tax rate was 31.0% for the nine months ended September 30, 2017 compared to 32.4% for the full-year of 2016. Effective January 1, 2017, People’s United adopted new stock-based compensation accounting rules, which require the income tax effects of vestings and exercises be recognized in income tax expense. As a result, the Company realized windfall income tax benefits totaling $1.3 million for the nine months ended September 30, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower People’s United’s year-to-date effective income tax rate by 0.05%. See Note 14 to the Consolidated Financial Statements for additional information. People’s United’s effective income tax rate for the full-year 2017 is expected to be approximately 31%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2017 were $44.0 billion, a $3.4 billion increase from December 31, 2016, primarily reflecting increases of $2.6 billion in total loans, $419 million in goodwill and $176 million in total securities. The increase in total loans from December 31, 2016 to September 30, 2017 reflects increases of $2.1 billion in commercial loans and $534 million in retail loans. Originated loans increased $607 million from December 31, 2016 to $29.7 billion (commercial loans increased $232 million and retail loans increased $375 million) and acquired loans increased $2.0 billion. At the respective acquisition dates, the fair value of Suffolk’s and LEAF’s loans totaled $1.6 billion and $718 million, respectively. At September 30, 2017, the carrying amount of the acquired loan portfolio totaled $2.6 billion. The increase in total securities primarily reflects net purchases of government sponsored enterprise (“GSE”) mortgage-backed securities and municipal bonds, partially offset by sales and paydowns of U.S. Treasury securities and CMOs.

Non-performing assets (excluding acquired non-performing loans) totaled $190.7 million at September 30, 2017, a $23.4 million increase from December 31, 2016, primarily reflecting increases in non-performing equipment financing loans of $14.7 million and non-performing commercial real estate loans of $14.4 million, partially offset by a $6.6 million decrease in non-performing commercial and industrial loans. At September 30, 2017, acquired non-performing loans totaled $26.6 million compared to $24.7 million at December 31, 2016. The allowance for loan losses totaled $233.4 million ($229.2 million on originated loans and $4.2 million on acquired loans) at September 30, 2017, compared to $229.3 million ($223.0 million on originated loans and $6.3 million on acquired loans) at December 31, 2016. At September 30, 2017, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 131.6%, compared to 0.77% and 150.6%, respectively, at December 31, 2016.

At September 30, 2017, total liabilities were $38.3 billion, a $2.8 billion increase from December 31, 2016, primarily reflecting increases of $2.7 billion in total deposits and $87 million in total borrowings, partially offset by a $124 million decrease in notes and debentures. At the acquisition date, the fair value of Suffolk’s deposits totaled $1.9 billion. The decrease in notes and debentures reflects the repayment of the $125 million 5.80% fixed-rate/floating-rate subordinated notes in February 2017.

People’s United’s total stockholders’ equity was $5.7 billion at September 30, 2017, a $604 million increase from December 31, 2016. As a percentage of total assets, stockholders’ equity was 13.1% and 12.7% at September 30, 2017 and December 31, 2016, respectively. Tangible common equity equaled 7.1% of tangible assets at September 30, 2017 compared to 7.2% at December 31, 2016 (see Stockholders Equity and Dividends).

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.3%, 9.5%, 10.2% and 12.0%, respectively, at September 30, 2017, compared to 8.4%, 9.9%, 10.7% and 12.5%, respectively, at December 31, 2016. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.6%, 10.6%, 10.6% and 12.6%, respectively, at September 30, 2017, compared to 8.9%, 11.3%, 11.3% and 13.3%, respectively, at December 31, 2016 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	September 30,	December 31,
(in millions)	2017	2016
Property Type:
Residential (multi-family)	$3,984.8	$3,790.1
Retail	2,874.4	2,530.1
Office buildings	2,187.7	2,173.7
Industrial/manufacturing	635.7	604.9
Hospitality/entertainment	607.9	548.9
Health care	382.7	124.5
Mixed/special use	245.6	220.3
Self storage	174.0	170.3
Land	52.9	41.8
Other	34.8	42.7

Total commercial real estate	$11,180.5	$10,247.3

Commercial and Industrial

	September 30,	December 31,
(in millions)	2017	2016
Industry:
Service	$1,512.7	$1,392.8
Finance and insurance	1,450.7	1,520.8
Manufacturing	1,355.4	1,111.4
Wholesale distribution	1,086.8	1,084.2
Real estate, rental and leasing	811.3	584.7
Retail sales	783.8	741.9
Health services	731.5	899.4
Transportation/utility	301.2	252.5
Construction	242.0	194.1
Arts/entertainment/recreation	139.6	131.4
Information/media	103.1	95.5
Public administration	58.3	56.6
Mining, oil and gas	8.4	9.0
Other	39.9	50.8

Total commercial and industrial	$8,624.7	$8,125.1

Equipment Financing

	September 30,	December 31,
(in millions)	2017	2016
Industry:
Transportation/utility	$1,102.8	$1,088.3
Construction	481.2	410.0
Rental and leasing	425.5	422.3
Service	313.7	79.0
Manufacturing	221.7	139.7
Printing	204.0	197.8
Waste	181.8	186.0
Wholesale distribution	176.5	145.8
Health services	149.8	57.2
Packaging	109.2	135.2
Mining, oil and gas	52.8	51.8
Other (1)	286.6	119.4

Total equipment financing	$3,705.6	$3,032.5

(1)	Increase from December 31, 2016 reflects the August 1, 2017 acquisition of LEAF. The Company is currently reviewing LEAF’s portfolio in order to determine appropriate industry type classification.

Residential Mortgage

	September 30,	December 31,
(in millions)	2017	2016
Adjustable-rate	$5,948.4	$5,549.1
Fixed-rate	832.6	667.6

Total residential mortgage	$6,781.0	$6,216.7

Home Equity and Other Consumer

(in millions)	September 30, 2017	December 31, 2016
Home equity lines of credit	$1,824.2	$1,883.3
Home equity loans	217.3	189.3
Other	51.2	50.7

Total home equity and other consumer	$2,092.7	$2,123.3

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

Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2017 are $23.1 million of such loans. Of this amount, $18.6 million, or 81%, were less than 90 days past due on their payments as of that date.

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

During the nine months ended September 30, 2017, we performed 66 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $83.2 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At September 30, 2017, the loan portfolio included $1.3 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2017, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At September 30, 2017, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63.1% and 758, respectively.

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

During the nine months ended September 30, 2017, the Company repurchased one residential mortgage loan from a GSE and other parties that we had previously sold to the GSE and other parties. The balance of the loan at the time of the repurchase totaled $0.1 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 23 investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million as of September 30, 2017.

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

The following table sets forth, as of September 30, 2017, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2017	$56.3
2018	243.2
2019	115.1
2020	185.2
2021	308.0
2022	479.2
Later years	2,189.3

Total	$3,576.3

Approximately 90% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of September 30, 2017 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,584.7	$7.5	0.48%
Amortizing payment	239.5	12.3	5.26

For the three months ended September 30, 2017, 42% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2017, full and complete first lien position data was not readily available for 29% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2017, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.5 million.

As of September 30, 2017, full and complete first lien position data was readily available for 71%, or $1.4 billion, of the home equity portfolio. Of that total, 38%, or $552.0 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $193.2 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2017, there were 29 loans totaling $2.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 17 of the loans (totaling $1.7 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 17 loans was $0.2 million as of September 30, 2017. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 65% as of September 30, 2017.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2017, 93% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of September 30, 2017, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58.6% and 760, respectively.

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

People’s United’s construction loan portfolio totaled $616.9 million (2% of total loans) at September 30, 2017. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $909.3 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2017, construction loans totaling $279.0 million had remaining available interest reserves of $24.6 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $5.2 million of restructured construction loans at September 30, 2017.

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

In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2017.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2017.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2017. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the nine months ended September 30, 2017.

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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2017 and December 31, 2016, the allowance for loan losses on acquired loans was $4.2 million and $6.3 million, respectively.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Allowance for loan losses on originated loans:
Balance at beginning of period	$227.9	$225.0	$213.0	$223.0	$202.9
Charge-offs	(5.8)	(6.7)	(3.8)	(17.1)	(17.3)
Recoveries	1.5	1.8	1.4	5.5	4.1

Net loan charge-offs	(4.3)	(4.9)	(2.4)	(11.6)	(13.2)
Provision for loan losses	5.6	7.8	8.4	17.8	29.3

Balance at end of period	$229.2	$227.9	$219.0	$229.2	$219.0

Allowance for loan losses on acquired loans:
Balance at beginning of period	$3.7	$6.3	$7.4	$6.3	$8.1
Charge-offs	(1.0)	(1.9)	(0.1)	(2.9)	(0.4)
Recoveries	0.1	—	—	0.1	—

Net loan charge-offs	(0.9)	(1.9)	(0.1)	(2.8)	(0.4)
Provision for loan losses	1.4	(0.7)	—	0.7	(0.4)

Balance at end of period	$4.2	$3.7	$7.3	$4.2	$7.3

Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.94%	0.94%	0.94%	0.94%	0.94%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.35	0.35	0.30	0.35	0.30
Total originated allowance for loan losses as a percentage of:
Originated loans	0.77	0.77	0.76	0.77	0.76
Originated non-performing loans	131.6	128.1	142.0	131.6	142.0

The provision for loan losses on originated loans totaled $5.6 million for the three months ended September 30, 2017, reflecting $4.3 million in net loan charge-offs and a $3.1 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $8.4 million for the year-ago period, reflecting $2.4 million in net loan charge-offs and a $6.7 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended September 30, 2017 reflects loan impairment.

Management believes that the level of the allowance for loan losses at September 30, 2017 is appropriate to cover probable losses.

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

Net Loan Charge-Offs

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Commercial:
Commercial real estate	$1.5	$1.2	$0.2	$2.7	$0.8
Commercial and industrial	2.0	1.8	0.4	4.6	3.7
Equipment financing	0.5	2.7	1.3	3.7	5.0

Total	4.0	5.7	1.9	11.0	9.5

Retail:
Residential mortgage	0.1	0.1	0.4	0.3	1.1
Home equity	0.9	0.7	0.1	2.7	2.7
Other consumer	0.2	0.3	0.1	0.4	0.3

Total	1.2	1.1	0.6	3.4	4.1

Total net loan charge-offs	$5.2	$6.8	$2.5	$14.4	$13.6

Net Loan Charge-Offs as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2017	June 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Commercial:
Commercial real estate	0.05%	0.04%	0.01%	0.03%	0.01%
Commercial and industrial	0.09	0.09	0.02	0.07	0.06
Equipment financing	0.06	0.37	0.17	0.16	0.22
Retail:
Residential mortgage	0.01	0.01	0.03	0.01	0.03
Home equity	0.18	0.13	0.02	0.17	0.17
Other consumer	1.43	1.66	1.23	0.95	1.03
Total portfolio	0.06%	0.09%	0.04%	0.06%	0.06%

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2017 or December 31, 2016.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2017	June 30, 2017	March 31, 2016	Dec. 31, 2016	Sept. 30, 2016
Originated non-performing loans:
Commercial:
Commercial real estate	$36.7	$42.9	$23.4	$22.3	$23.4
Commercial and industrial	34.9	40.2	47.4	41.5	40.0
Equipment financing	54.1	48.2	47.4	39.4	46.0

Total	125.7	131.3	118.2	103.2	109.4

Retail:
Residential mortgage	33.8	30.8	26.3	27.4	28.2
Home equity	14.8	15.8	15.2	17.4	16.5
Other consumer	—	—	—	—	—

Total	48.6	46.6	41.5	44.8	44.7

Total originated non-performing loans (1)	174.3	177.9	159.7	148.0	154.1

REO:
Residential	4.7	6.7	10.9	8.1	7.9
Commercial	6.3	4.3	4.1	4.0	11.2

Total REO	11.0	11.0	15.0	12.1	19.1

Repossessed assets	5.4	9.2	8.2	7.2	6.9

Total non-performing assets	$190.7	$198.1	$182.9	$167.3	$180.1

Originated non-performing loans as a percentage of originated loans	0.59%	0.60%	0.55%	0.51%	0.54%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.64	0.67	0.63	0.57	0.63
Tangible stockholders’ equity and originated allowance for loan losses	5.60	5.65	5.57	5.19	5.98

(1)	Reported net of government guarantees totaling: $4.0 million at September 30, 2017; $4.2 million at June 30, 2017; $4.4 million at March 31, 2017; $13.1 million at December 31, 2016; and $13.0 million at September 30, 2016. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2017, the principal loan classes to which these government guarantees relate are commercial and industrial loans (95%) and commercial real estate loans (5%).

The preceding table excludes acquired loans that are (i) accounted for as PCI loans or (ii) covered by an FDIC loss-share agreement (“LSA”) totaling: $24.5 million at September 30, 2017; $25.1 million at June 30, 2017; $22.1 million at March 31, 2017; $24.7 million at December 31, 2016; and $24.6 million at September 30, 2016. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $2.1 million at September 30, 2017 and $1.3 million at June 30, 2017, of which $0.5 million and $1.3 million, respectively, became non-performing subsequent to acquisition.

Total non-performing assets increased $23.4 million from December 31, 2016 and equaled 0.64% of originated loans, real estate owned (“REO”) and repossessed assets at September 30, 2017. The increase in total non-performing assets from December 31, 2016 reflects increases in non-performing equipment financing loans of $14.7 million, non-performing commercial real estate loans of $14.4 million and non-performing residential mortgage loans of $6.4 million, partially offset by decreases in non-performing commercial and industrial loans of $6.6 million, non-performing home equity loans of $2.6 million, repossessed assets of $1.8 million, and REO of $1.1 million.

All loans and REO acquired in the Butler Bank acquisition are subject to an FDIC LSA (expiring in 2020), which provides for coverage by the FDIC, up to certain limits, on all such ‘covered assets’. The FDIC is obligated to reimburse the Company for 80% of any future losses on covered assets up to $34 million. The Company will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Company 80% reimbursement under the loss-sharing coverage.

In addition to the non-performing loans discussed above, People’s United has also identified $596.5 million in potential problem loans at September 30, 2017 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2017, potential problem loans consisted of equipment financing loans ($263.5 million), commercial and industrial loans ($230.4 million) and commercial real estate loans ($102.6 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At September 30, 2017, People’s United (parent company) liquid assets included $250 million in cash and $84 million in debt securities available for sale, while the Bank’s liquid assets included $3.1 billion in debt securities available for sale and $467 million in cash and cash equivalents. Securities available for sale with a fair value of $2.92 billion at September 30, 2017 were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $32.5 billion at September 30, 2017 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.1 billion and $906 million, respectively, at September 30, 2017, representing 10% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY”), and repurchase agreements. At September 30, 2017, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity loans lines of credit and commercial real estate loans).

At September 30, 2017, the Bank had outstanding commitments to originate loans totaling $1.4 billion and approved, but unused, lines of credit extended to customers totaling $6.6 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.75 billion at September 30, 2017, a $604.2 million increase from December 31, 2016. This increase primarily reflects: (i) shares issued in the Suffolk acquisition with a fair value of $484.8 million; (ii) net income of $230.9 million for the nine months ended September 30, 2017; (iii) net stock option and restricted stock-related transactions during the nine months ended September 30, 2017 totaling $38.2 million; and (iv) a $25.3 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2016, partially offset by common dividends paid of $169.3 million in the nine months ended September 30, 2017. As a percentage of total assets, stockholders’ equity was 13.1% and 12.7% at September 30, 2017 and December 31, 2016, respectively. Tangible common equity equaled 7.1% of tangible assets at September 30, 2017 compared to 7.2% at December 31, 2016.

In October 2017, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1725 per share. The dividend is payable on November 15, 2017 to shareholders of record on November 1, 2017. Also in October 2017, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on December 15, 2017 to preferred shareholders of record as of December 1, 2017. In July 2017, the Bank paid a cash dividend of $73 million to People’s United (parent company).

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

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of September 30, 2017 and December 31, 2016 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At September 30, 2017, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $33.0 billion, compared to $30.5 billion for both at December 31, 2016. Management currently estimates that, as of September 30, 2017, both the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 10-20 basis points on a “fully phased-in” basis.

			Minimum Capital Required		Classifiaction as
	As of September 30, 2017		Basel III Phase-In (2017)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,381.1	8.3%	$1,634.8	4.0%	N/A	N/A
Bank	3,508.4	8.6	1,631.1	4.0	$2,038.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,137.1	9.5	1,899.2	5.750	N/A	N/A
Bank	3,508.4	10.6	1,896.4	5.750	2,143.8	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,381.1	10.2	2,394.6	7.250	1,981.8	6.0
Bank	3,508.4	10.6	2,391.1	7.250	2,638.5	8.0
Total Risk-Based Capital (4):
People’s United	3,964.3	12.0	3,055.2	9.250	3,302.9	10.0
Bank	4,144.1	12.6	3,050.8	9.250	3,298.1	10.0

			Minimum Capital Required		Classifiaction as
	As of December 31, 2016		Basel III Phase-In (2016)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,256.1	8.4%	$1,546.7	4.0%	N/A	N/A
Bank	3,430.5	8.9	1,537.0	4.0	$1,921.2	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,012.0	9.9	1,981.7	5.125	N/A	N/A
Bank	3,430.5	11.3	1,969.2	5.125	2,497.6	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,256.1	10.7	2,023.3	6.625	1,832.4	6.0
Bank	3,430.5	11.3	2,019.9	6.625	2,439.1	8.0
Total Risk-Based Capital (4):
People’s United	3,802.9	12.5	2,634.1	8.625	3,054.0	10.0
Bank	4,062.1	13.3	2,629.7	8.625	3,048.9	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available for sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held to maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

U.S. banking agencies recently released proposals for comment intended to simplify certain aspects of the regulatory capital rules and to extend the regulatory capital treatment of certain transition items. Management does not expect the impact of these proposals to have a material effect on the Company’s or the Bank’s risk-based capital ratios.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2017 and December 31, 2016. Given the interest rate environment at those dates, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	September 30, 2017	December 31, 2016
+300	10.3%	10.1%
+200	7.3	7.3
+100	3.9	4.0
-100	(6.0)	n/a

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	September 30, 2017	December 31, 2016
Short End -100	(2.8)%	n/a	%
Short End +100	1.8	1.7
Short End +200	3.4	3.3
Long End -100	(3.0)	(3.4)
Long End +100	2.2	2.3
Long End +200	4.2	4.3

The net interest income at risk simulation results indicate that at both September 30, 2017 and December 31, 2016, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 87% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 43% of the Company’s loan portfolio being comprised of Prime rate and one-month Libor-based loans.

The Company’s asset sensitivity is essentially unchanged since December 31, 2016, as the benefits from (i) fewer loans with “in the money floors” (as both the Prime rate and one-month Libor rate have risen) and (ii) higher core deposit balances were largely offset by (i) the addition of LEAF’s fixed-rate portfolio in August 2017 and (ii) securities purchases. The acquisition of Suffolk in April 2017 did not have a material impact on the Company’s net interest income at risk position. Based on the Company’s IRR position at September 30, 2017, an immediate 100 basis point parallel increase in interest rates translates to an approximate $48 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both September 30, 2017 and December 31, 2016, simulations for interest rate declines of more than 100 basis points were not modeled.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in
	Economic Value of Equity
	September 30, 2017	December 31, 2016
+300	(9.4)%	(7.7)%
+200	(4.3)	(3.1)
+100	(0.7)	(0.1)
-100	(3.9)	n/a

The Company’s economic value of equity at risk profile indicates that at September 30, 2017, the Company’s economic value of equity is moderately liability sensitive in a rising rate environment. The increase since December 31, 2016 primarily reflects: (i) an increase in the residential mortgage loan portfolio; (ii) extending asset duration resulting from purchases of mortgage-backed and state and municipal securities; and (iii) the acquisition of LEAF’s fixed-rate portfolio. The Suffolk acquisition did not have a material impact to the Company’s economic value of equity at risk position.

People’s United’s IRR position at September 30, 2017, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a moderately liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a moderately liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of September 30, 2017, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2017, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at September 30, 2017.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
	Cash Flow		Fair Value
As of September 30, 2017 (dollars in millions)	Hedge		Hedge
Notional principal amounts	$210.0		$375.0		$42.6
Weighted average interest rates:
Pay floating (receive fixed)	0.78% (1.82%	)	Libor +1.265% (4.00%	)	n/a
Weighted average remaining term to maturity (in months)	37		82		2
Fair value:
Recognized as an asset	$—		$—		$0.2
Recognized as a liability	—		—		0.2

People’s United enters into interest rate swaps and caps with certain of its commercial customers. In order to minimize its risk, these customer swaps (pay floating/receive fixed) and caps have been offset with essentially matching interest rate swaps (pay fixed/receive floating) and caps with People’s United’s institutional counterparties. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps and caps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps/caps:

	Interest Rate Swaps/Caps
	Commercial		Institutional
As of September 30, 2017 (dollars in millions)	Customers		Counterparties
Notional principal amounts	$6,101.2		$5,808.2
Weighted average interest rates:
Pay floating (receive fixed)	1.41% (1.94%	)	—
Pay fixed (receive floating)	—		1.83% (1.41%	)
Weighted average remaining term to maturity (in months)	78		78
Fair value:
Recognized as an asset	$91.5		$10.4
Recognized as a liability	39.7		20.8

As a result of the LEAF acquisition, the Company assumed two interest-rate caps with a total notional amount of $150 million, both of which mature in December 2017. Prior to the acquisition, LEAF entered into derivative contracts to reduce potential volatility in its financing costs and to manage its interest rate exposure to changes in one-month LIBOR. Subsequent to the LEAF acquisition, hedge accounting was not applied for these derivatives. Such interest rate caps have been excluded from the tables above.

See Notes 12 and 13 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 104 through 108 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of September 30, 2017, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2017, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
July 1 - 31, 2017:
Tendered by employees (1)	—	$—	—	—
August 1 - 31, 2017:
Tendered by employees (1)	271	$17.55	—	—
September 1 - 30, 2017:
Tendered by employees (1)	4,564	$16.82	—	—

Total:
Tendered by employees (1)	4,835	$16.86	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 9, 2017	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2017	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)