Form 10-K
period 2017-12-31
People's United Financial, Inc.
filed 2018-03-01
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $6,084,618,519.

As of February 16, 2018, there were 347,111,753 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2018, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2017 FORM 10-K

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

In addition to traditional banking activities, the Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking. Through its non-banking subsidiaries, the Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF Commercial Capital, Inc. (“LEAF”); and commercial insurance services through People’s United Insurance Agency, Inc. (“PUIA”).

This full range of financial services is delivered through a network of 403 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, Maine and New Hampshire, including 85 full-service Stop & Shop supermarket branches throughout Connecticut and 62 in southeastern New York that provide customers with seven-day-a-week banking. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC, PUEFC and LEAF maintain a sales presence in 17 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits and wholesale borrowings.

The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, PUEFC and LEAF, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided through PUIA and private banking. Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided through PSI and non-institutional trust services.

Further discussion of People’s United’s business and operations appears on pages 22 through 79.

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

See Management’s Discussion and Analysis—Regulatory Capital Requirements beginning on page 74 for a further discussion regarding capital requirements.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice or is deemed to have notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by a parent holding company.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET 1”) capital ratio is 6.5% or greater and its Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2017, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III also revised the prompt corrective action framework by incorporating new regulatory capital minimums.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0046% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature between 2017 and 2019.

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

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of the principal balance of FHLB advances with an original maturity of one day and 4.0% of the principal balance of FHLB advances with an original maturity of two days or longer. The Bank is in compliance with these requirements. As a result of prior acquisitions, the Bank also holds shares of capital stock in the FHLB of New York. The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) in an amount equal to 6% of its capital and surplus.

Reserve Requirements. FRB reserve regulations require banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $16.0 million and $122.3 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $122.3 million. The first $16.0 million of otherwise reservable balances is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.

Market Area and Competition

People’s United’s primary market areas are New England and southeastern New York, with Connecticut, New York, Massachusetts and Vermont having the largest concentration of its loans, deposits and branches. At December 31, 2017, 24%, 23%, 17% and 6% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York, Massachusetts and Vermont, respectively. Loans to customers located in the New England states as a group represented 54% of total loans at December 31, 2017. However, substantially the entire equipment financing portfolio (95% at December 31, 2017) was to customers located outside of New England. At December 31, 2017, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 6%.

As of June 30, 2017, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the third largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the U.S. With a total population of approximately 3.6 million and a median household income of $76,633, Connecticut ranks seventh in the U.S., well above the U.S. median household income of $61,045, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $66,418, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $77,248 and $61,542, respectively, according to U.S. Census data and SNL Financial.

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

Personnel

As of December 31, 2017, People’s United had 5,188 full-time and 396 part-time employees.

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

People’s United currently provides website access to the following reports:

Form 10-K;

Form 10-Q;

Form 8-K;

Annual Report to Shareholders;

Proxy Statement for Annual Meeting of Shareholders; and

XBRL Interactive Data

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

Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe we have benefited from relatively stable asset quality, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only residential mortgage loans, home equity loans and lines with incomplete first lien data, and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion and Analysis—Asset Quality beginning on page 56. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2017, the Bank has established 147 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. At December 31, 2017, 36% of the Bank’s branches were located in Stop & Shop supermarkets and 14% of our total deposits at that date were held in Stop & Shop branches.

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

During certain economic cycles, the housing and real estate markets, as well as the broader economy, may experience declines, both on a national and local level. Housing market conditions in the New England and New York metro regions, where much of our lending activity occurs, may be adversely impacted, leading to a reduced level of sales, an increased inventory of houses on the market, a decline in house prices and an increase in the length of time houses remain on the market. No assurance can be given that these economic conditions will not occur or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.

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

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2017, 24%, 23% and 17% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to people and businesses located in the New England states as a group represented 54% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

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

•

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2017, the Bank’s non-interest bearing deposits totaled $8.0 billion, or 24% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

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

While People’s United seeks to use the best available information to make these evaluations and, at December 31, 2017, believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings. See Note 1 to the Consolidated Financial Statements for additional information concerning People’s United’s allowance for loan losses.

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

A Failure In or Breach Of Our Operational or Security Systems or Infrastructure, or Those of Our Third-Party Vendors and Other Service Providers, Including as a Result of Cyber-Attacks, Could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses

In the ordinary course of business, we rely on our ability to securely process, record, monitor and store data associated with a large number of customer transactions on a continuous basis. In doing so, our business relies on various digital technologies, computer and email systems, software and networks to conduct operations, and for which we have information security procedures and controls in place. Still, as customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns and security breaches.

Security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer or proprietary information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further sources of operational and information security risk to us include (i) our customers, who, when accessing our products and services, may use computers or mobile devices that are beyond our security control systems and (ii) third parties with whom we do business or that facilitate our business activities (including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations) should they suffer breakdowns, failures or capacity constraints of their own systems.

In recent years, information security risks for financial institutions, such as ours, have increased due, in part, to (i) the proliferation of new technologies, including internet and mobile banking capabilities, to conduct financial transactions and (ii) the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists and other external parties. There have been several instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, client or customer information or the destruction or theft of corporate data. There have also been highly-publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information.

While we have not, to date, experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things: (i) the constantly evolving nature of these threats; (ii) the size and scale of People’s United; (iii) our plans to continue implementing our internet and mobile banking strategies and develop additional remote connectivity solutions in order to serve our customers when and how they want to be served; (iv) our expanded geographic footprint; (v) the outsourcing of some of our business operations; and (vi) the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to increase in number, intensity and sophistication, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational harm, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2017, full and complete first lien position data was not readily available for 28% of the home equity portfolio which, in turn, represented 2% of our overall loan portfolio at that date.

We are actively working with a third-party vendor to obtain the missing first lien information and have, in certain cases, obtained the data through information reported to credit bureaus when the borrower defaults. This data collection effort, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. See the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 58 for more detail, including steps we are taking to otherwise address this issue.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $52 million at December 31, 2017 and People’s United occupies 89% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 403 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, Maine and New Hampshire. People’s United’s branch network is primarily concentrated in Connecticut, where it has 150 offices (including 85 located in Stop & Shop supermarkets). People’s United also has 112 branches in southeastern New York (including 62 located in Stop & Shop supermarkets), 48 branches in Massachusetts, 40 branches in Vermont, 27 branches in Maine and 26 branches in New Hampshire. People’s United owns 115 of its branches, which had an aggregate net book value of $53 million at December 31, 2017. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT.” On February 16, 2018, the closing price of People’s United common stock was $19.84. As of that date, there were approximately 17,300 record holders of People’s United common stock.

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

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The SNL Large Cap Index is an index prepared by SNL Securities comprised of 38 financial institutions (including People’s United) located throughout the U.S.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2017:
Tendered by employees (1)	—	$—	—	—
November 1—30, 2017:
Tendered by employees (1)	2,141	$18.35	—	—
December 1—31, 2017:
Tendered by employees (1)	42,299	$18.80	—	—

Total:
Tendered by employees (1)	44,440	$18.78	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 25 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per common share data)	2017	2016	2015	2014	2013
Earnings Data:
Net interest income (fully taxable equivalent)	$1,143.2	$1,004.5	$957.3	$931.1	$905.8
Net interest income	1,100.5	972.2	932.1	911.9	888.6
Provision for loan losses	26.0	36.6	33.4	40.6	43.7
Non-interest income	352.9	342.7	352.4	350.8	341.7
Non-interest expense (1)	960.3	868.8	860.6	841.5	839.0
Income before income tax expense	467.1	409.5	390.5	380.6	347.6
Net income	337.2	281.0	260.1	251.7	232.4
Net income available to common shareholders (1)	323.1	279.2	260.1	251.7	232.4
Selected Statistical Data:
Net interest margin	2.98%	2.80%	2.88%	3.09%	3.31%
Return on average assets (1)	0.79	0.71	0.71	0.75	0.75
Return on average common equity	6.0	5.8	5.5	5.4	4.9
Return on average tangible common equity (1)	11.0	10.2	10.0	10.0	8.9
Efficiency ratio (1)	57.7	60.5	61.5	62.1	62.3
Financial Condition Data:
Total assets	$44,453	$40,610	$38,947	$36,022	$33,219
Loans	32,575	29,745	28,411	26,592	24,390
Securities	7,043	6,738	6,449	5,012	5,033
Short-term investments (2)	378	182	380	769	124
Allowance for loan losses	234	229	211	198	188
Goodwill and other acquisition-related intangible assets	2,560	2,142	2,088	2,103	2,127
Deposits	33,056	29,861	28,417	26,138	22,557
Borrowings	4,104	4,057	4,307	3,692	5,057
Notes and debentures	902	1,030	1,033	1,027	636
Stockholders’ equity	5,820	5,142	4,732	4,633	4,568
Non-performing assets (3)	168	167	182	224	248
Ratios:
Net loan charge-offs to average total loans	0.07%	0.06%	0.08%	0.12%	0.19%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.56	0.57	0.66	0.88	1.08
Originated allowance for loan losses to:
Originated loans (3)	0.77	0.77	0.73	0.74	0.78
Originated non-performing loans (3)	155.2	150.6	127.3	95.5	81.9
Average stockholders’ equity to average total assets	13.1	12.2	12.7	13.7	15.3
Stockholders’ equity to total assets	13.1	12.7	12.2	12.9	13.8
Tangible common equity to tangible assets (1)	7.2	7.2	7.2	7.5	7.9
Total risk-based capital (4)	12.6	13.3	12.6	13.0	12.4
Common Share Data:
Diluted earnings per common share (1)	$0.97	$0.92	$0.86	$0.84	$0.74
Dividends paid per common share	0.6875	0.6775	0.6675	0.6575	0.6475
Common dividend payout ratio (1)	70.6%	73.7%	77.3%	78.2%	88.1%
Book value per common share (end of period)	$16.40	$15.85	$15.62	$15.44	$15.28
Tangible book value per common share (end of period) (1)	8.87	8.92	8.73	8.43	8.17
Stock price:
High	19.85	20.13	16.95	15.70	15.67
Low	15.97	13.62	13.97	13.61	12.22
Close (end of period)	18.70	19.36	16.15	15.18	15.12

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Includes securities purchased under agreements to resell.
(3)	Excludes acquired loans. See Asset Quality.
(4)	Total risk-based capital ratios presented are for People’s United Bank. See Regulatory Capital Requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $44.5 billion in total assets as of December 31, 2017. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.

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

Completed Acquisitions

Suffolk Bancorp

Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. The fair value of the consideration transferred in the Suffolk acquisition totaled $484.8 million and consisted of 26.6 million shares of People’s United common stock. At the acquisition date, Suffolk operated 27 branches in the greater Long Island area.

LEAF Commercial Capital, Inc.

Effective August 1, 2017, the Bank completed its acquisition of LEAF Commercial Capital, Inc. (“LEAF”), a Philadelphia-based commercial equipment finance company. The fair value of the consideration transferred in the LEAF acquisition consisted of $220.0 million in cash.

People’s United’s results of operations for the year ended December 31, 2017 include the results of Suffolk and LEAF beginning with the respective effective dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

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

The Financial Accounting Standards Board (the “FASB”) has issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses removes from U.S. generally accepted accounting principles (“GAAP”) the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The model would be applied in the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represents a significant change in GAAP and may, upon adoption, result in material changes to the Company’s Consolidated Financial Statements (see Note 1 to the Consolidated Financial Statements).

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating People’s United’s results of operations in accordance with GAAP, management routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency and tangible common equity ratios, tangible book value per common share and operating earnings metrics. Management believes these non-GAAP financial measures provide information useful to investors in understanding People’s United’s underlying operating performance and trends, and facilitates comparisons with the performance of other financial institutions. Further, the efficiency ratio and operating earnings metrics are used by management in its assessment of financial performance, including non-interest expense control, while the tangible common equity ratio and tangible book value per common share are used to analyze the relative strength of People’s United’s capital position.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2017	2016	2015	2014	2013
Total non-interest expense	$960.3	$868.8	$860.6	$841.5	$839.0

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(30.6)	(4.0)	—	—	—
Acquisition integration and other costs	—	(0.7)	—	—	(0.9)
Writedowns of banking house assets	—	—	(10.5)	(6.2)	(9.0)
Severance-related costs	—	—	(2.4)	(3.3)	(2.8)

Total	(30.6)	(4.7)	(12.9)	(9.5)	(12.7)

Operating non-interest expense	929.7	864.1	847.7	832.0	826.3

Operating lease expense	(35.2)	(36.3)	(37.1)	(37.4)	(31.3)
Amortization of other acquisition-related intangible assets	(30.0)	(23.6)	(23.9)	(24.8)	(26.2)
Other (1)	(5.1)	(5.7)	(7.8)	(10.3)	(10.3)

Total non-interest expense for efficiency ratio	$859.4	$798.5	$778.9	$759.5	$758.5

Net interest income (FTE basis)	$1,143.2	$1,004.5	$957.3	$931.1	$905.8
Total non-interest income	352.9	342.7	352.4	350.8	341.7

Total revenues	1,496.1	1,347.2	1,309.7	1,281.9	1,247.5
Adjustments:
Operating lease expense	(35.2)	(36.3)	(37.1)	(37.4)	(31.3)
Net security losses (gains)	25.4	5.9	—	(3.0)	—
BOLI FTE adjustment	3.4	2.8	2.4	2.8	2.1
Gain on sale of business, net of expenses	—	—	(9.2)	(20.6)	—
Other (2)	(1.3)	(0.8)	(0.1)	(0.5)	(0.8)

Total revenues for efficiency ratio	$1,488.4	$1,318.8	$1,265.7	$1,223.2	$1,217.5

Efficiency ratio	57.7%	60.5%	61.5%	62.1%	62.3%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, as applicable, certain franchise taxes and real estate owned expenses.
(2)	Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per common share data)	2017	2016	2015	2014	2013
Net income available to common shareholders	$323.1	$279.2	$260.1	$251.7	$232.4

Adjustments to arrive at operating earnings:
Merger-related expenses	30.6	4.0	—	—	—
Security losses associated with tax reform (1)	10.0	—	—	—	—
Acquisition integration and other costs	—	0.7	—	—	0.9
Writedowns of banking house assets	—	—	10.5	6.2	9.0
Severance-related costs	—	—	2.4	3.3	2.8
Gain on sale of business, net of expenses	—	—	(9.2)	(20.6)	—

Total pre-tax adjustments	40.6	4.7	3.7	(11.1)	12.7
Tax effect (2)	(17.9)	(1.6)	(1.3)	3.9	(4.0)

Total adjustments, net of tax	22.7	3.1	2.4	(7.2)	8.7

Operating earnings	$345.8	$282.3	$262.5	$244.5	$241.1

Diluted EPS, as reported	$0.97	$0.92	$0.86	$0.84	$0.74

Adjustment to arrive at operating EPS:
Merger-related expenses	0.07	0.01	—	—	—
Security losses associated with tax reform	0.02	—	—	—	—
Tax benefit associated with tax reform	(0.02)	—	—	—	—
Acquisition integration and other costs	—	—	—	—	—
Writedowns of banking house assets	—	—	0.03	0.01	0.03
Severance-related costs	—	—	—	0.01	—
Gain on sale of business, net of expenses	—	—	(0.02)	(0.04)	—

Total adjustments per common share	0.07	0.01	0.01	(0.02)	0.03

Operating EPS	$1.04	$0.93	$0.87	$0.82	$0.77

Average total assets	$42,582	$39,784	$36,894	$33,753	$31,009

Operating return on average assets	0.81%	0.71%	0.71%	0.72%	0.78%

(1)	Security losses incurred as a tax planning strategy in response to tax reform enacted on December 22, 2017 are considered non-operating.
(2)	Includes a $6.5 million benefit realized in connection with tax reform enacted on December 22, 2017.

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

Years ended December 31 (dollars in millions)	2017	2016	2015	2014	2013
Operating earnings	$345.8	$282.3	$262.5	$244.5	$241.1

Average stockholders’ equity	$5,592	$4,859	$4,697	$4,625	$4,755
Less: Average preferred stock	244	41	—	—	—

Average common equity	5,348	4,818	4,697	4,625	4,755
Less: Average goodwill and average other acquisition-related intangible assets	2,410	2,083	2,094	2,115	2,141

Average tangible common equity	$2,938	$2,735	$2,603	$2,510	$2,614

Operating return on average tangible common equity	11.8%	10.3%	10.1%	9.7%	9.2%

Years ended December 31 (dollars in millions)	2017	2016	2015	2014	2013
Common dividends paid	$227.9	$205.7	$201.2	$196.9	$204.8

Operating earnings	$345.8	$282.3	$262.5	$244.5	$241.1

Operating common dividend payout ratio	65.9%	72.9%	76.6%	80.6%	84.9%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2017	2016	2015	2014	2013
Total stockholders’ equity	$5,820	$5,142	$4,732	$4,633	$4,568
Less: Preferred stock	244	244	—	—	—

Common equity	5,576	4,898	4,732	4,633	4,568
Less: Goodwill and other acquisition-related intangible assets	2,560	2,142	2,088	2,103	2,127

Tangible common equity	$3,016	$2,756	$2,644	$2,530	$2,441

Total assets	$44,453	$40,610	$38,947	$36,022	$33,219
Less: Goodwill and other acquisition-related intangible assets	2,560	2,142	2,088	2,103	2,127

Tangible assets	$41,893	$38,468	$36,859	$33,919	$31,092

Tangible common equity ratio	7.2%	7.2%	7.2%	7.5%	7.9%

As of December 31 (in millions, except per common share data)	2017	2016	2015	2014	2013
Tangible common equity	$3,016	$2,756	$2,644	$2,530	$2,441

Common shares issued	435.64	405.00	399.24	396.85	396.45
Less: Common shares classified as treasury shares	89.04	89.06	89.06	89.05	89.54
Unallocated ESOP common shares	6.62	6.97	7.32	7.67	8.01

Common shares	339.98	308.97	302.86	300.13	298.90

Tangible book value per common share	$8.87	$8.92	$8.73	$8.43	$8.17

Economic Environment

People’s United’s results are subject to fluctuations based on economic conditions that can affect interest rates, deposit flows, credit demand and the ability of borrowers to service debt, among others. Throughout 2017, the U.S. economy continued to expand, with real gross domestic product increasing 2.3% year-over-year, slightly above the 2.2% average throughout the post-financial crisis expansion and ahead of the 1.5% increase in 2016, national employment increasing by 2.2 million jobs and the national unemployment rate declining from 4.7% at the end of 2016 to 4.1% as of December 2017. The yield on the 10-year Treasury note declined marginally from 2.45% to 2.41%, while the yield on the 2-year Treasury note increased from 1.20% to 1.89% in response to three 25 basis point increases in the target range for the federal funds rate during 2017 by the Federal Open Market Committee (the “FOMC”) of the FRB. Inflation moderated during 2017 with the December 2017 year-over-year rates at or below 2016 year-end levels. The Consumer Price Index increased 2.1% (or 1.8% excluding food and energy) over the course of the year, while the Personal Consumption Expenditure price index increased 1.7% (or 1.5% excluding food and energy).

Economic growth in 2017 supported People’s United’s loan and deposit growth and loan performance as the interest rate environment supported a modest expansion of the net interest margin. The Company expects economic growth to accelerate in 2018, which should continue to support loan and deposit growth and loan performance. The FOMC indicated at its December 2017 meeting that three additional 25 basis point increases in the target range for the federal funds rate would likely occur in 2018. Whether three rate increases occur in 2018 will depend on the strength and momentum of the economy and the course of inflation.

The New England region and southeastern New York comprise People’s United’s primary market area, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of People’s United’s loans, deposits and branches. While the New England economy experienced a less severe contraction during the last recession than the U.S. as a whole, since the recession ended it has expanded more slowly. Employment growth since 2008 has exceeded the national average only in Massachusetts and New York. As of December 31, 2017, Connecticut had yet to recover all the jobs lost in the recession, while Vermont, New Hampshire and Maine had increased employment but slower than the nation overall. The combination of the less severe recession but slower subsequent growth resulted in state unemployment rates that are less than the national rate in all states in the Company’s primary market area, except for Connecticut and New York where the unemployment rates were 4.6% in both states as of December 31, 2017 compared to the national average of 4.1%.

Modest economic growth is expected to continue within People’s United’s primary market area, as its skilled labor force should enable it to be competitive in sectors of the economy with high growth potential, including health care, technology, education and advanced manufacturing.

Financial Overview

People’s United completed its acquisitions of Suffolk effective April 1, 2017 and LEAF effective August 1, 2017. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates and People’s United’s results of operations for the year ended December 31, 2017 include the results of these companies beginning with the respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions. Financial data for prior periods has not been restated to include Suffolk and LEAF and therefore, are not directly comparable to subsequent periods.

Comparison of Financial Condition at December 31, 2017 and 2016. Total assets at December 31, 2017 were $44.5 billion, a $3.8 billion increase from December 31, 2016, reflecting increases of $2.8 billion in total loans, $419 million in goodwill, $305 million in total securities and $196 million in short-term investments. The increase in total loans from December 31, 2016 to December 31, 2017 reflects increases of $2.3 billion in commercial loans and $530 million in retail loans. Originated loans increased $976 million from December 31, 2016 to $30.1 billion (commercial loans increased $592 million and retail loans increased $384 million) and acquired loans increased $1.9 billion. At the respective acquisition dates, the fair value of Suffolk’s and LEAF’s loans totaled $1.6 billion and $718 million, respectively. At December 31, 2017, the carrying amount of the acquired loan portfolio totaled $2.5 billion. The increase in total securities primarily reflects an increase in state and municipal securities.

Non-performing assets (excluding acquired non-performing loans) totaled $168.1 million at December 31, 2017, a $0.8 million increase from December 31, 2016. At December 31, 2017, acquired non-performing loans totaled $29.7 million compared to $24.7 million at December 31, 2016. The allowance for loan losses was $234.4 million at December 31, 2017 ($230.8 million on originated loans and $3.6 million on acquired loans) compared to $229.3 million at December 31, 2016 ($223.0 million on originated loans and $6.3 million on acquired loans). At December 31, 2017, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 155.2%, compared to 0.77% and 150.6%, respectively, at December 31, 2016.

At December 31, 2017, total liabilities were $38.6 billion, a $3.2 billion increase from December 31, 2016, reflecting a $3.2 billion increase in total deposits partially offset by a $129 million decrease in notes and debentures. At the acquisition date, the fair value of Suffolk’s deposits totaled $1.9 billion. The decrease in notes and debentures reflects the repayment of the $125 million 5.80% fixed-rate/floating-rate subordinated notes in February 2017.

People’s United’s total stockholders’ equity was $5.8 billion at December 31, 2017, a $678.0 million increase from December 31, 2016. As a percentage of total assets, stockholders’ equity was 13.1% and 12.7% at December 31, 2017 and 2016, respectively. Tangible common equity as a percentage of tangible assets was 7.2% at both December 31, 2017 and 2016.

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.3%, 9.7%, 10.4% and 12.2%, respectively, at December 31, 2017, compared to 8.4%, 9.9%, 10.7% and 12.5%, respectively, at December 31, 2016. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.5%, 10.7%, 10.7% and 12.6%, respectively, at December 31, 2017, compared to 8.9%, 11.3%, 11.3% and 13.3%, respectively, at December 31, 2016.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016. People’s United reported net income of $337.2 million, or $0.97 per diluted common share, for the year ended December 31, 2017, compared to $281.0 million, or $0.92 per diluted common share, for the 2016 period. Included in the 2017 results are merger-related costs totaling $30.6 million ($22.0 million after-tax) or $0.07 per common share. Results for 2016 include merger-related costs totaling $4.7 million ($3.1 million after-tax) or $0.01 per common share. The results for 2017 reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control. People’s United’s return on average assets was 0.79% for 2017 compared to 0.71% for the 2016 period. Return on average tangible common equity was 11.0% for 2017 compared to 10.2% for the 2016 period. On an operating basis, return on average assets was 0.81% and return on average tangible common equity was 11.8% for 2017.

FTE net interest income totaled $1.1 billion in 2017, a $138.7 million increase from the year-ago period, and the net interest margin increased 18 basis points from 2016 to 2.98%. The increase in the net interest margin primarily reflects higher yields on the loan portfolio.

Average total earning assets increased $2.5 billion compared to 2016, primarily reflecting a $2.5 billion increase in average total loans. Average total funding liabilities increased $2.1 billion compared to 2016, reflecting an increase of $2.5 billion in average total deposits, partially offset by decreases of $238 million in average total borrowings and $127 million in average notes and debentures.

Compared to 2016, total non-interest income increased $10.2 million and total non-interest expense increased $91.5 million. The efficiency ratio was 57.7% for 2017 compared to 60.5% for the year-ago period. The provision for loan losses in 2017 totaled $26.0 million compared to $36.6 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.07% in 2017 compared to 0.06% in 2016.

Comparison of Financial Condition at December 31, 2016 and 2015. Total assets at December 31, 2016 were $40.6 billion, a $1.7 billion increase from December 31, 2015, reflecting increases of $1.3 billion in total loans and $289 million in total securities, partially offset by a $199 million decrease in short-term investments. The increase in total loans from December 31, 2015 to December 31, 2016 reflects increases of $760 million in residential mortgage loans and $654 million in commercial loans, partially offset by an $81 million decrease in home equity loans. Originated loans increased $1.5 billion from December 31, 2015 to $29.1 billion (commercial loans increased $792 million and retail loans increased $729 million) and acquired loans decreased $186 million. At December 31, 2016, the carrying amount of the acquired loan portfolio totaled $610 million. The increase in total securities primarily reflects net purchases of U.S. Treasury securities and state and municipal securities, partially offset by principal repayments and maturities of government sponsored enterprise (“GSEs”) mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

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

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.4%, 9.9%, 10.7% and 12.5%, respectively, at December 31, 2016, compared to 8.0%, 9.8%, 9.8% and 11.7%, respectively, at December 31, 2015. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.9%, 11.3%, 11.3% and 13.3%, respectively, at December 31, 2016, compared to 8.4%, 10.2%, 10.2% and 12.6%, respectively, at December 31, 2015.

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

Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2017	2016	2015
Commercial Banking	$285.2	$247.4	$234.8
Retail Banking	19.4	(3.7)	(14.1)

Total reportable segments	304.6	243.7	220.7
Treasury	74.4	59.5	45.7
Other	(41.8)	(22.2)	(6.3)

Total Consolidated	$337.2	$281.0	$260.1

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of an operating segment, it may result in a measure of an operating segment’s provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided through PUIA and private banking.

Years ended December 31 (in millions)	2017	2016	2015
Net interest income	$631.0	$566.5	$551.6
Provision for loan losses	43.7	39.3	47.7
Total non-interest income	165.0	156.4	162.0
Total non-interest expense	357.1	322.8	313.2

Income before income tax expense	395.2	360.8	352.7
Income tax expense	110.0	113.4	117.9

Net income	$285.2	$247.4	$234.8

Average total assets	$24,533.9	$22,691.1	$21,465.7
Average total liabilities	7,938.6	6,733.7	5,483.2

Commercial Banking net income increased $37.8 million in 2017 compared to 2016, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $64.5 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans and leases, including new business yields higher than the total portfolio yield, partially offset by increases in net FTP funding charges and interest expense. Non-interest income increased $8.6 million in 2017 compared to 2016, primarily reflecting increases in commercial banking lending fees and operating lease income, partially offset by a decrease in net customer interest rate swap income. The $34.3 million increase in non-interest expense in 2017 compared to 2016 reflects higher levels of both direct and allocated expenses. Average total assets increased $1.8 billion and average total liabilities increased $1.2 billion compared to 2016, reflecting the Suffolk and LEAF acquisitions, as well as organic loan and deposit growth.

Commercial Banking net income increased $12.6 million in 2016 compared to 2015, reflecting an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $14.9 million increase in net interest income in 2016 compared to 2015 primarily reflects the benefit from an increase in average commercial loans, partially offset by increases in interest expense and net FTP funding charges, and continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio. Non-interest income decreased $5.6 million in 2016 compared to 2015, primarily reflecting decreases in commercial banking lending fees and operating lease income, partially offset by increases in institutional and corporate trust fees, and insurance revenue. The $9.6 million increase in non-interest expense in 2016 compared to 2015 reflects a higher level of direct expenses. Average total assets increased $1.2 billion and average total liabilities increased $1.3 billion compared to 2015, reflecting loan and deposit growth, respectively.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Years ended December 31 (in millions)	2017	2016	2015
Net interest income	$403.9	$347.5	$344.6
Provision for loan losses	13.4	13.0	15.2
Total non-interest income	183.4	169.0	169.7
Total non-interest expense	547.0	508.9	520.2

Income (loss) before income tax expense (benefit)	26.9	(5.4)	(21.1)
Income tax expense (benefit)	7.5	(1.7)	(7.0)

Net income (loss)	$19.4	$(3.7)	$(14.1)

Average total assets	$9,695.1	$8,945.8	$8,478.1
Average total liabilities	20,202.8	19,207.3	19,235.8

Retail Banking net income in 2017 compared to a net loss in 2016 reflects increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $56.4 million increase in net interest income in 2017 compared to 2016 primarily reflects the benefits from an increase in average residential mortgage loans, including new business yields higher than the total portfolio yield, and higher net FTP funding credits. Non-interest income increased $14.4 million in 2017 compared to 2016, primarily reflecting the addition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”) in November 2016, partially offset by a $3.1 million decrease in net gains on sales of residential loans. The $38.1 million increase in non-interest expense in 2017 compared to 2016 reflects higher levels of both direct and allocated expenses. Compared to 2016, average total assets increased $749 million and average total liabilities increased $996 million, reflecting the Suffolk acquisition and organic loan and deposit growth.

Retail Banking net loss decreased $10.4 million in 2016 compared to 2015. The $2.9 million increase in net interest income in 2016 compared to 2015 primarily reflects the benefit from an increase in average residential mortgage loans and a decrease in interest expense, partially offset by lower net FTP funding credits and continued pricing pressure within the loan portfolio, which includes the pay-off of higher-yielding loans, partially mitigated by new originations at rates higher than the existing portfolio. The $11.3 million decrease in non-interest expense in 2016 compared to 2015 reflects lower levels of both direct and allocated expenses. Compared to 2015, average total assets increased $468 million, primarily reflecting loan growth, and average total liabilities decreased $29 million, primarily reflecting a decrease in deposits.

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

Years ended December 31 (in millions)	2017	2016	2015
Net interest income	$107.4	$87.6	$64.4
Total non-interest income	11.2	9.2	11.1
Total non-interest expense	15.6	9.8	6.9

Income before income tax expense	103.0	87.0	68.6
Income tax expense	28.6	27.5	22.9

Net income	$74.4	$59.5	$45.7

Average total assets	$7,512.1	$7,443.1	$6,399.3
Average total liabilities	8,450.6	8,628.7	7,188.4

Treasury net income increased $14.9 million in 2017 compared to 2016, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $19.8 million increase in net interest income in 2017 compared to 2016 primarily reflects the benefits from an increase in securities income and higher net FTP funding credits, partially offset by an increase in interest expense. Non-interest income in 2017 includes a $16.1 million gain recorded in connection with the exchange of an ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company. Net security losses in 2017 totaling $15.7 million resulting from the sale of low-yielding and short duration U.S. Treasury and CMO securities, with a combined amortized cost of $486.9 million, are also included in non-interest income. Non-interest income in 2016 includes $5.9 million in net security losses (see below) and income relating to distributions from an acquired equity investment. Non-interest income also includes BOLI death benefits received totaling $0.9 million and $1.4 million in 2017 and 2016, respectively. The increase in non-interest expense reflects an increase in allocated expenses, partially offset by a decrease in direct expenses. Compared to 2016, average total assets increased $690 million, primarily reflecting an increase in short-term investments, and average total liabilities decreased $178 million, primarily reflecting decreases in borrowings and notes and debentures, partially offset by an increase in deposits.

Treasury net income increased $13.8 million in 2016 compared to 2015. The $23.2 million increase in net interest income in 2016 compared to 2015 primarily reflects an increase in securities income and lower net FTP funding costs, partially offset by an increase in interest expense. Non-interest income in 2016 includes $5.9 million in net security losses, primarily resulting from the sale of low-yielding and short duration U.S. Treasury and CMO securities with a combined amortized cost of $403.0 million, and income relating to distributions from an acquired equity investment. Non-interest income also includes BOLI death benefits received totaling $1.4 million and $0.5 million in 2016 and 2015, respectively. The increase in non-interest expense in 2016 compared to 2015 reflects an increase in allocated expenses, partially offset by a decrease in direct expenses. Average total assets increased $1.0 billion in 2016 compared to 2015, primarily reflecting an increase in securities. The $1.4 billion increase in average total liabilities in 2016 compared to 2015 primarily reflects an increase in borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Non-interest income in 2017 includes $10.0 million of security losses incurred as a tax planning strategy in response to tax reform enacted on December 22, 2017 and certain gains in 2016 and 2015 totaling $7.5 million and $9.2 million, respectively. Non-interest expense includes certain charges in 2017, 2016 and 2015 totaling $30.6 million, $4.7 million and $12.9 million, respectively. Income tax benefit in 2017 includes a $6.5 million tax benefit realized in connection with tax reform.

Years ended December 31 (in millions)	2017	2016	2015
Net interest loss	$(41.8)	$(29.4)	$(28.5)
Provision for loan losses	(31.1)	(15.7)	(29.5)
Total non-interest income	(6.7)	8.1	9.6
Total non-interest expense	40.6	27.3	20.3

Loss before income tax benefit	(58.0)	(32.9)	(9.7)
Income tax benefit	(16.2)	(10.7)	(3.4)

Net loss	$(41.8)	$(22.2)	$(6.3)

Average total assets	$840.5	$704.3	$583.8
Average total liabilities	398.0	355.2	322.2

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

In response to signs of a moderately expanding U.S. economy, the FRB has raised the target range for the federal funds rate (currently between 1.25% and 1.50%) five times by a total of 125 basis points since December 2015, including three times during 2017. Until that date, the FRB had not changed the target range for the federal funds rate of between 0% and 0.25% since December 2008. For 2017, the average effective federal funds rate was 1.00%.

The net interest margin was 2.98% in 2017 compared to 2.80% in 2016. The improvement in the net interest margin in 2017 compared to 2016 primarily reflects higher yields on the loan portfolio and an increase in the yield on the securities portfolio (which benefitted the net interest margin by 25 and six basis points, respectively), partially offset by higher funding costs (which reduced the net interest margin by 13 basis points).

2017 Compared to 2016

FTE net interest income increased $138.7 million compared to 2016, reflecting a $185.5 million increase in total interest and dividend income and a $46.8 million increase in total interest expense, and the net interest margin increased 18 basis points to 2.98%.

Average total earning assets were $38.4 billion in 2017, a $2.5 billion increase from 2016, primarily reflecting a $2.5 billion increase in average total loans. The average total commercial and residential mortgage loan portfolios increased $1.7 billion and $829 million, respectively, compared to 2016, reflecting organic growth and loans acquired in the Suffolk and LEAF acquisitions, and the average home equity loan portfolio decreased $59 million. Average total loans, average securities and average short-term investments comprised 81%, 18% and 1%, respectively, of average total earning assets in 2017, compared to 80%, 19% and 1%, respectively, in 2016. In 2017, the yield earned on the total loan portfolio was 3.71% and the yield earned on securities and short-term investments was 2.59%, compared to 3.47% and 2.30%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 50% of the loan portfolio had floating interest rates at December 31, 2017, compared to 51% at December 31, 2016.

Average total funding liabilities were $36.4 billion in 2017, a $2.1 billion increase from the year-ago period, reflecting a $2.5 billion increase in average total deposits, partially offset by decreases of $238 million in average total borrowings and $127 million in average notes and debentures. The increase in average total deposits reflects organic growth, deposits acquired in the Suffolk acquisition and a $231 million increase in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, and average non-interest-bearing deposits both increased $1.1 billion. Average total deposits comprised 87% and 85% of average total funding liabilities in 2017 and 2016, respectively. The decrease in average notes and debentures reflects the repayment of the $125 million 5.80% fixed-rate/floating-rate subordinated notes in February 2017.

The ten basis point increase to 0.55% from 0.45% in the rate paid on average total funding liabilities in 2017 compared to 2016 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased seven basis points in 2017, reflecting increases of 12 basis points in savings, interest-bearing checking and money market deposits and two basis points in time deposits, partially offset by the benefit from a $1.1 billion increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 61% and 15%, respectively, of average total deposits in 2017 compared to 63% and 16%, respectively, in 2016.

2016 Compared to 2015

FTE net interest income increased $47.2 million compared to 2015, reflecting a $65.5 million increase in total interest and dividend income, partially offset by an $18.3 million increase in total interest expense, and the net interest margin decreased eight basis points to 2.80%, primarily reflecting an increase in funding costs (five basis points).

Average total earning assets were $35.9 billion in 2016, a $2.7 billion increase from 2015, primarily reflecting increases of $1.5 billion in average total loans and $1.1 billion in average securities. The average total commercial and residential mortgage loan portfolios increased $1.0 billion and $602 million, respectively, compared to 2015, reflecting organic growth and the average home equity loan portfolio decreased $26 million. Average total loans, average securities and average short-term investments comprised 80%, 19% and 1%, respectively, of average total earning assets in 2016, compared to 82%, 17% and 1%, respectively, in 2015. In 2016, the yield earned on the total loan portfolio was 3.47% and the yield earned on securities and short-term investments was 2.30%, compared to 3.52% and 2.28%, respectively, in the year-ago period. Excluding adjustable-rate residential mortgage loans, which are mostly of the hybrid variety, 51% of the loan portfolio had floating interest rates at December 31, 2016, compared to 49% at December 31, 2015.

Average total funding liabilities were $34.3 billion in 2016, a $2.6 billion increase from the year-ago period, reflecting increases of $1.7 billion in average total deposits and $820 million in average total borrowings. The increase in average total deposits reflects organic growth, partially offset by a $53 million decrease in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits and average non-interest-bearing deposits increased $1.6 billion and $434 million, respectively, while average time deposits decreased $240 million. Average total deposits comprised 85% and 87% of average total funding liabilities in 2016 and 2015, respectively. The increase in average borrowings reflects the additional funding used to support loan growth and securities purchases.

The two basis point increase to 0.45% from 0.43% in the rate paid on average total funding liabilities in 2016 compared to 2015 primarily reflects an increase in the cost of total borrowings, reflecting the increases in the target federal funds rate discussed above. The rate paid on average total deposits decreased one basis point in 2016, primarily reflecting a $434 million increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 63% and 16%, respectively, of average total deposits in 2016 compared to 60% and 19%, respectively, in 2015.

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2017, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2017			2016			2015
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (1)	$358.3	$3.7	1.04%	$328.7	$1.5	0.45%	$247.8	$0.5	0.20%
Securities (2)	6,785.0	181.3	2.67	6,786.7	158.8	2.34	5,731.5	135.7	2.37
Loans:
Commercial real estate	10,961.2	405.7	3.70	10,013.3	344.6	3.44	9,643.9	343.5	3.56
Commercial and industrial	8,278.6	313.9	3.79	7,821.8	268.8	3.44	7,357.8	245.8	3.34
Equipment financing	3,264.3	152.1	4.66	2,972.3	130.9	4.40	2,831.7	129.6	4.58
Residential mortgage	6,653.0	208.4	3.13	5,824.1	181.5	3.12	5,222.4	166.7	3.19
Home equity and other consumer	2,107.9	80.0	3.80	2,163.8	73.5	3.40	2,193.1	72.3	3.30

Total loans	31,265.0	1,160.1	3.71	28,795.3	999.3	3.47	27,248.9	957.9	3.52

Total earning assets	38,408.3	$1,345.1	3.50%	35,910.7	$1,159.6	3.23%	33,228.2	$1,094.1	3.29%

Other assets	4,173.3			3,873.6			3,698.7

Total assets	$42,581.6			$39,784.3			$36,926.9

Liabilities and stockholders' equity:
Deposits:
Non-interest-bearing	$7,329.3	$—	—%	$6,236.1	$—	—%	$5,801.9	$—	—%
Savings, interest-bearing checking and money market	19,486.7	80.1	0.41	18,258.2	53.0	0.29	16,489.3	43.5	0.26
Time	4,915.7	50.6	1.03	4,760.4	47.9	1.01	5,241.4	52.0	0.99

Total deposits	31,731.7	130.7	0.41	29,254.7	100.9	0.34	27,532.6	95.5	0.35

Borrowings:
FHLB advances	2,677.5	31.5	1.17	3,093.7	19.2	0.62	2,306.6	9.8	0.42
Federal funds purchased	643.5	7.1	1.11	568.1	2.9	0.50	411.0	0.8	0.19
Customer repurchase agreements	311.0	0.6	0.19	337.2	0.7	0.19	463.6	0.9	0.19
Other borrowings	132.0	2.1	1.60	2.8	—	0.66	0.6	—	1.76

Total borrowings	3,764.0	41.3	1.10	4,001.8	22.8	0.57	3,181.8	11.5	0.36

Notes and debentures	921.3	29.9	3.25	1,048.5	31.4	3.00	1,033.4	29.8	2.89

Total funding liabilities	36,417.0	$201.9	0.55%	34,305.0	$155.1	0.45%	31,747.8	$136.8	0.43%

Other liabilities	573.0			619.9			481.8

Total liabilities	36,990.0			34,924.9			32,229.6
Stockholders' equity	5,591.6			4,859.4			4,697.3

Total liabilities and stockholders' equity	$42,581.6			$39,784.3			$36,926.9

Net interest income/spread (3)		$1,143.2	2.95%		$1,004.5	2.78%		$957.3	2.86%

Net interest margin			2.98%			2.80%			2.88%

(1)	Includes securities purchased under agreements to resell.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $42.7 million, $32.3 million and $25.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	2017 Compared to 2016 Increase (Decrease)			2016 Compared to 2015 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$2.1	$2.2	$0.2	$0.8	$1.0
Securities	—	22.5	22.5	24.7	(1.6)	23.1
Loans:
Commercial real estate	34.0	27.1	61.1	12.9	(11.8)	1.1
Commercial and industrial	16.3	28.8	45.1	15.8	7.2	23.0
Equipment financing	13.3	7.9	21.2	6.3	(5.0)	1.3
Residential mortgage	26.0	0.9	26.9	18.8	(4.0)	14.8
Home equity and other consumer	(1.9)	8.4	6.5	(1.0)	2.2	1.2

Total loans	87.7	73.1	160.8	52.8	(11.4)	41.4

Total change in interest and dividend income	87.8	97.7	185.5	77.7	(12.2)	65.5

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	3.8	23.3	27.1	4.9	4.6	9.5
Time	1.6	1.1	2.7	(4.8)	0.7	(4.1)

Total deposits	5.4	24.4	29.8	0.1	5.3	5.4

Borrowings:
FHLB advances	(2.9)	15.2	12.3	4.0	5.4	9.4
Federal funds purchased	0.4	3.8	4.2	0.4	1.7	2.1
Customer repurchase agreements	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Other borrowings	2.1	—	2.1	—	—	—

Total borrowings	(0.5)	19.0	18.5	4.2	7.1	11.3

Notes and debentures	(4.0)	2.5	(1.5)	0.4	1.2	1.6

Total change in interest expense	0.9	45.9	46.8	4.7	13.6	18.3

Change in net interest income	$86.9	$51.8	$138.7	$73.0	$(25.8)	$47.2

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2017:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$377.5	0.32%
Securities	7,042.6	2.69
Loans	32,575.3	3.74

Total earning assets	$39,995.4	3.53%

Funding liabilities:
Non-interest-bearing deposits	$8,002.4	—%
Interest-bearing deposits:
Money market	9,138.4	0.60
Interest-bearing checking	6,050.7	0.53
Time	5,454.3	1.17
Savings	4,410.5	0.14
Borrowings	4,103.8	1.53
Notes and debentures	901.6	3.81

Total funding liabilities	$38,061.7	0.67%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2017	2016	2015	2017/2016	2016/2015
Bank service charges	$98.5	$98.0	$100.7	0.5%	(2.7)%
Investment management fees	66.5	48.3	43.7	37.7	10.5
Operating lease income	43.8	41.2	42.3	6.3	(2.6)
Insurance revenue	33.2	32.9	30.7	0.9	7.2
Commercial banking lending fees	35.5	31.6	42.6	12.3	(25.8)
Cash management fees	26.1	25.0	24.5	4.4	2.0
Brokerage commissions	12.1	12.2	12.6	(0.8)	(3.2)
Net gains on sales of residential mortgage loans	3.2	6.3	5.5	(49.2)	14.5
Net security losses	(25.4)	(5.9)	—	n/m	n/m
Other non-interest income:
Customer interest rate swap income, net	12.3	14.4	14.5	(14.6)	(0.7)
BOLI	6.3	5.7	4.6	10.5	23.9
Net gains on sales of acquired loans	2.4	—	1.7	n/m	n/m
Gain on sale of business, net of expenses	—	—	9.2	n/m	n/m
Other	38.4	33.0	19.8	16.4	66.7

Total other non-interest income	59.4	53.1	49.8	11.9	6.6

Total non-interest income	$352.9	$342.7	$352.4	3.0%	(2.8)%

n/m – not meaningful

Total non-interest income in 2017 increased $10.2 million compared to 2016 and, excluding the effect of the gain on sale of business in 2015 discussed below, decreased $0.5 million in 2016 compared to 2015. The increase in non-interest income in 2017 compared to 2016 primarily reflects increases in investment management fees and commercial banking lending fees, partially offset by an increase in net security losses.

Bank service charges continue to reflect lower overdraft fees and the adverse effects of certain provisions of the DFA. The improvement in investment management fees in both 2017 and 2016 reflects the continued benefits from new revenue initiatives, the acquisition of Gerstein Fisher in November 2016 (see Note 2 to the Consolidated Financial Statements), additional personnel in our key markets and a broader suite of product offerings. Assets under administration and those under full discretionary management, neither of which are reported as assets of People’s United, totaled $14.7 billion and $9.1 billion, respectively, at December 31, 2017 compared to $13.3 billion and $8.0 billion, respectively, at December 31, 2016. The level of insurance revenue over the past few years reflects the continued soft commercial insurance market as well as the benefits from the recent acquisitions (see Note 2 to the Consolidated Financial Statements).

The increase in operating lease income in 2017 compared to 2016 primarily reflects the acquisition of LEAF in August 2017. The fluctuation in commercial banking lending fees in both periods is primarily related to the level of prepayment fees collected in each year.

The decrease in net gains on sales of residential mortgage loans in 2017 compared to 2016 primarily reflects a 33% decrease in the volume of residential mortgage loans sold, as well as narrower spreads on pricing. Loans held-for-sale at December 31, 2017 and 2016 consisted of newly-originated residential mortgage loans with carrying amounts of $16.6 million and $39.3 million, respectively. The increase in net gains on sales of residential mortgage loans in 2016 compared to 2015 primarily reflects an improvement in spreads on pricing, partially offset by a 6% decrease in the volume of residential mortgage loan sales.

Net security losses in 2017 reflect (i) $10.0 million of gross realized losses resulting from the sale of U.S. Treasury and CMO securities, with a combined amortized cost of $291.3 million, in response to tax reform enacted on December 22, 2017 and (ii) $15.7 million of gross realized losses resulting from the sale of low-yielding and short duration U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million. Net security losses in 2016 primarily reflect the sale of low-yielding and short duration U.S. Treasury and CMO securities with a combined amortized cost of $403.0 million.

On an FTE basis, BOLI income totaled $9.7 million in 2017, compared to $8.5 million in 2016 and $7.0 million in 2015. BOLI income includes death benefits received totaling $0.9 million, $1.4 million and $0.5 million in 2017, 2016 and 2015, respectively. Net gains on sales of acquired loans in 2017 and 2015 (none in 2016) reflect sales of acquired loans with contractual balances of $7.9 million and $24.1 million, respectively (carrying amounts of $5.0 million and $22.3 million, respectively).

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

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2017	2016	2015	2017/2016	2016/2015
Compensation and benefits	$514.0	$455.6	$449.5	12.8%	1.4%
Occupancy and equipment	159.6	150.4	149.5	6.1	0.6
Professional and outside services	81.5	67.8	68.0	20.2	(0.3)
Regulatory assessments	41.7	37.5	35.1	11.2	6.8
Operating lease expense	35.2	36.3	37.1	(3.0)	(2.2)
Amortization of other acquisition-related intangible assets	30.0	23.6	23.9	27.1	(1.3)
Other non-interest expense:
Stationery, printing, postage and telephone	22.8	22.3	22.7	2.2	(1.8)
Advertising and promotion	12.6	11.2	12.0	12.5	(6.7)
Other	62.9	64.1	62.8	(1.9)	2.1

Total other non-interest expense	98.3	97.6	97.5	0.7	0.1

Total non-interest expense	$960.3	$868.8	$860.6	10.5%	1.0%

Efficiency ratio	57.7%	60.5%	61.5%

Total non-interest expense increased $91.5 million in 2017 compared to 2016 and $8.2 million in 2016 compared to 2015. Included in total non-interest expense are merger-related expenses totaling $30.6 million in 2017 and $4.7 million in 2016, and certain other charges (described below) totaling $12.9 million in 2015.

The improvement in the efficiency ratio in 2017 and 2016 reflects increases in both adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).

Compensation and benefits increased $58.4 million in 2017 compared to 2016 and $6.1 million in 2016 compared to 2015. Compensation and benefits includes merger and severance-related costs totaling $3.9 million in 2017, $0.7 million in 2016 and $2.4 million in 2015. Excluding such costs, compensation and benefits increased $55.2 million, or 12.1%, in 2017 compared to 2016, and $7.8 million, or 1.7%, in 2016 compared to 2015. The increase in 2017 compared to 2016 primarily reflects Suffolk, LEAF and Gerstein Fisher personnel costs in the current year, normal merit increases and higher incentive-related and health care costs. The increase in 2016 compared to 2015 primarily reflect normal merit increases, higher incentive-related costs and compensation and benefit costs for additional employees primarily within commercial banking, wealth management and regulatory compliance, partially offset by lower health care and pension-related costs. Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for its pension and other postretirement plans. For 2016, pension-related expense declined by $3.1 million as a result of this change in accounting estimate (see Note 17 to the Consolidated Financial Statements).

The increase in occupancy and equipment expense in 2017 compared to 2016 primarily reflects higher equipment-related costs and the incremental costs resulting from acquisitions in 2017, partially offset by the benefits from consolidating branches and other office space over the past several years. In 2017, the Company closed 12 branches compared to 11 branches in 2016 and 18 branches in 2015. Since the beginning of 2011, the Company has closed 77 branches, most of which were traditional branches, and opened 28 branches, of which 18 branches are more cost efficient Stop & Shop locations.

Professional and outside services fees include merger-related expenses totaling $15.3 million in 2017 and $3.9 million in 2016 (none in 2015). Excluding such expenses, professional and outside services fees increased $2.3 million in 2017 compared to 2016 and decreased $4.1 million in 2016 compared to 2015. The increase in 2017 compared to 2016 primarily reflects the timing of certain projects, while the decrease in 2016 compared to 2015 is primarily related to the timing of certain projects in 2016 as well as a higher level of spending in 2015. The fluctuations in operating lease expense primarily relates to the levels of equipment leased to equipment financing customers. The fluctuations in advertising and promotion expense primarily reflect the timing of certain advertising campaigns.

Regulatory assessments include FDIC insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increases in regulatory assessments in 2017 and 2016 primarily reflect an increase in the Bank’s average total assets, as well as a change in deposit insurance assessments discussed below.

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

Included in other non-interest expense are merger-related costs totaling $10.6 million in 2017 and charges associated with the writedowns of certain banking house assets and related lease termination costs totaling $10.5 million in 2015.

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

Income Taxes

Income tax expense totaled $129.9 million, $128.5 million and $130.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. People’s United’s effective income tax rate was 27.8%, 31.4% and 33.4% for the respective years. Income tax expense in each year includes $11.6 million, $5.3 million and $0.4 million, respectively, of federal income tax credits, which relate, primarily, to an increase in tax-advantaged investments. People’s United’s effective income tax rate for 2018 is expected to be approximately 22% (see below).

Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 35% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company serves to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. In connection with its accounting for enactment of the Act, the Company recognized a one-time income tax benefit of $6.5 million during the quarter ended December 31, 2017. This benefit, which served to reduce income tax expense, reflects the revaluation of certain deferred tax assets ($105.7 million) and deferred tax liabilities ($112.2 million) based on the rates at which they are expected to reverse in the future (generally 21%). Forthcoming guidance, such as new regulations or technical corrections, could change how the Company interpreted certain provisions of the Act.

Effective January 1, 2017, People’s United adopted new stock-based compensation accounting rules, which require the income tax effects of vestings and exercises be recognized in income tax expense. As a result, the Company realized windfall income tax benefits totaling $1.1 million for the year ended December 31, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower the Company’s 2017 effective income tax rate by 0.2%.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing tax benefits, including federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is now included as a component of income tax expense, totaled $16.7 million, $12.6 million and $12.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

See Notes 1 and 12 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2017		2016		2015
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity:
Debt securities:
State and municipal	$2,060.4	$2,120.3	$1,499.1	$1,509.5	$1,019.6	$1,075.3
GSE mortgage-backed securities	1,474.9	1,459.8	500.8	497.6	588.5	585.7
Corporate	51.3	52.1	4.0	4.0	—	—
Other	1.5	1.5	1.5	1.5	1.5	1.5

Total securities held-to-maturity	$3,588.1	$3,633.7	$2,005.4	$2,012.6	$1,609.6	$1,662.5

Securities available-for-sale:
Debt securities:
U.S. Treasury and agency	$687.1	$668.8	$889.9	$859.7	$363.7	$362.8
GSE mortgage-backed securities and CMOs	2,477.8	2,456.5	3,573.1	3,550.0	4,191.3	4,164.7

Total debt securities	3,164.9	3,125.3	4,463.0	4,409.7	4,555.0	4,527.5
Equity securities	9.6	8.7	0.2	0.2	0.2	0.2

Total securities available-for-sale	$3,174.5	$3,134.0	$4,463.2	$4,409.9	$4,555.2	$4,527.7

People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. The Company’s management believes that a large securities portfolio funded with wholesale borrowings provides limited economic value and therefore, at December 31, 2017, the securities portfolio only comprised 16% of total assets.

People’s United has historically utilized the securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, IRR management, asset diversification and tax planning. Securities available-for-sale are used as part of People’s United’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

The Company primarily invests in debt securities rated in the highest categories assigned by nationally recognized statistical ratings organizations (“NRSRO”) and all credit risk undergoes an internal creditworthiness assessment separate from NRSRO ratings. Management has internal guidelines for the credit quality and duration of People’s United’s debt securities portfolio and monitors these on a regular basis.

At December 31, 2017, the fair value of People’s United’s securities available-for-sale portfolio totaled $3.13 billion, or 7% of total assets, compared to $4.41 billion, or 11% of total assets, at December 31, 2016 and $4.53 billion, or 12% of total assets, at December 31, 2015. The decrease in the fair value of the securities available-for-sale portfolio in 2017 compared to 2016 primarily reflects: (i) the sale U.S. Treasury and CMO securities in December 2017, with a combined amortized cost of $291.3 million, (with a 3.8 year duration yielding 1.28%) to take advantage of 2017 higher marginal income tax rates ($150 million of the sale proceeds have been reinvested in 2-year duration securities yielding 1.88%); (ii) the sale of low-yielding and short duration U.S. Treasury and CMO securities, with a combined amortized cost of $486.9 million, during the quarter ended March 31, 2017; and (iii) principal repayments and maturities of GSE mortgage-backed securities and CMOs. The decrease in the fair value of the securities available-for-sale portfolio in 2016 compared to 2015 primarily reflects: (i) principal repayments and maturities of GSE mortgage-backed securities and CMOs; (ii) the sale of low-yielding and short duration U.S. Treasury and CMO securities, with a combined amortized cost of $403.0 million, during the quarter ended December 31, 2016; (iii) an increase in the unrealized loss on debt securities; and (iv) purchases of U.S. Treasury securities.

The increase in investment grade state and municipal securities in both 2017 and 2016 reflects the Company’s continued investment in such securities based on their value relative to other securities of comparable duration, yield and credit risk.

During the quarter ended March 31, 2017, the Company exchanged its ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company (fair value of approximately $10.8 million at acquisition).

At December 31, 2017, 2016 and 2015, the amortized cost exceeded the fair value of the securities available-for-sale portfolio by $40.5 million, $53.3 million and $27.5 million, respectively.

With respect to available-for-sale debt securities, all unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes. As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of such securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the debt securities portfolio was approximately 4.9 years, 4.7 years and 4.2 years at December 31, 2017, 2016 and 2015, respectively.

With respect to equity securities classified as available-for-sale, beginning January 1, 2018, any changes in the fair value of such securities will be recorded in net income (see Note 1 to the Consolidated Financial Statements).

In addition to the held-to-maturity and available-for-sale securities discussed above, the Bank holds shares of capital stock in both the FHLB of Boston and New York (total amortized cost of $142.0 million at December 31, 2017) and the FRB-NY (total amortized cost of $170.3 million at December 31, 2017). Dividend income on FHLB capital stock totaled $6.6 million, $5.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Dividend income on FRB-NY capital stock totaled $3.7 million, $3.1 million and $7.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The level of dividend income on FRB-NY capital stock in 2017 and 2016 reflects the effect of an interim final rule issued by the FRB on February 18, 2016, which served to implement a reduction in the dividend rate paid on Federal Reserve Bank capital stock from an annual fixed-rate of 6% to the lesser of 6% or a rate based on 10-year Treasury notes, for those banks with total assets greater than $10 billion, including the Bank.

Lending Activities

People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. The Company’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $2.83 billion in 2017 compared to 2016 and increased $1.33 billion in 2016 compared to 2015. At the respective acquisition dates, the fair value of Suffolk’s and LEAF’s loans totaled $1.6 billion and $718 million, respectively. Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2017, 2016 and 2015, the carrying amount of the acquired loan portfolio totaled $2.5 billion, $610.2 million and $796.6 million respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2017	2016	2015	2014	2013
Commercial:
Commercial real estate	$11,068.7	$10,247.3	$10,028.8	$9,404.3	$8,921.6
Commercial and industrial	8,731.1	8,125.1	7,748.7	7,189.6	6,302.1
Equipment financing	3,905.4	3,032.5	2,973.3	2,865.5	2,593.1

Total Commercial Portfolio	23,705.2	21,404.9	20,750.8	19,459.4	17,816.8

Retail:
Residential mortgage:
Adjustable-rate	5,926.6	5,549.1	4,851.2	4,393.8	3,895.3
Fixed-rate	879.1	667.6	605.8	538.2	521.3

Total residential mortgage	6,805.7	6,216.7	5,457.0	4,932.0	4,416.6

Home equity and other consumer:
Home equity	2,015.2	2,072.6	2,153.7	2,143.1	2,084.6
Other consumer	49.2	50.7	49.4	57.5	72.3

Total home equity and other consumer	2,064.4	2,123.3	2,203.1	2,200.6	2,156.9

Total Retail Portfolio	8,870.1	8,340.0	7,660.1	7,132.6	6,573.5

Total loans	$32,575.3	$29,744.9	$28,410.9	$26,592.0	$24,390.3

People’s United’s loan portfolio is primarily concentrated within New England and New York. At December 31, 2017, 54% and 23% of the total loan portfolio represented loans to customers located within the New England states and New York, respectively, as compared to 59% and 19% of the total loan portfolio, respectively, at December 31, 2016.

Total Loans

As of December 31 (dollars in millions)

Contractual Maturity and Interest Rate Sensitivity

The following table presents the contractual maturity of People’s United’s loan portfolio as of December 31, 2017:

(in millions)	Commercial	Retail	Total
Amounts due:
One year or less	$3,228.4	$103.9	$3,332.3

After one year:
One to five years	10,137.4	181.1	10,318.5
Over five years	10,339.4	8,585.1	18,924.5

Total due after one year	20,476.8	8,766.2	29,243.0

Total	$23,705.2	$8,870.1	$32,575.3

The following table presents, as of December 31, 2017, loan amounts due after December 31, 2018, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$12,008.9	$8,467.9	$20,476.8
Retail	7,497.0	1,269.2	8,766.2

Total loans due after one year	$19,505.9	$9,737.1	$29,243.0

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans and construction loans:

As of December 31, 2017 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,977.4	$3,706.6	$3,047.1	$8,731.1
Construction loans:
Commercial real estate	83.6	146.0	193.0	422.6
Residential mortgage	8.4	56.9	—	65.3

Total	$2,069.4	$3,909.5	$3,240.1	$9,219.0

As of December 31, 2017 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$6,499.3	$511.7	$166.7	$7,177.7
Fixed rates	215.2	797.3	1,028.8	2,041.3

Total	$6,714.5	$1,309.0	$1,195.5	$9,219.0

Commercial Portfolio

The commercial lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multi-family) sector, which represented 35% of this loan portfolio at December 31, 2017 (37% at December 31, 2016).

As of December 31 (in millions)	2017	2016
Property Type:
Residential (multi-family)	$3,894.0	$3,790.1
Retail	2,901.5	2,530.1
Office buildings	2,142.7	2,173.7
Industrial/manufacturing	642.4	604.9
Hospitality/entertainment	622.6	548.9
Health care	394.8	124.5
Mixed/special use	205.1	220.3
Self-storage	173.0	170.3
Land	44.0	41.8
Other	48.6	42.7

Total commercial real estate	$11,068.7	$10,247.3

Commercial Real Estate Portfolio

As of December 31 (dollars in millions)

The commercial real estate portfolio increased $821 million in 2017 compared to 2016, reflecting organic loan growth of $114 million, or 1% of the commercial real estate portfolio, and the addition of loans acquired in connection with the Suffolk acquisition completed in 2017, partially offset by run-off in the acquired portfolio. The commercial real estate portfolio increased $219 million in 2016 compared to 2015, reflecting organic loan growth of $316 million, or 3% of the commercial real estate portfolio, partially offset by run-off in the acquired portfolio. Included in the commercial real estate portfolio are construction loans totaling $423 million and $537 million at December 31, 2017 and 2016, respectively, net of the unadvanced portion of such loan totaling $294 million and $256 million, respectively. During 2017 and 2015 (none in 2016), the Company sold acquired loans with outstanding principal balances totaling $7.9 million and $24.1 million, respectively (carrying amounts of $5.0 million and $22.3 million, respectively) and recognized net gains on sales totaling $2.4 million and $1.7 million, respectively.

At December 31, 2017 and 2016, 38% and 35%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York, and 19% was secured by properties located in Connecticut at both dates. In addition, 24% and 26% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2017 and 2016, respectively. No other state exposure was greater than 5% at December 31, 2017.

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

As of December 31, 2017 (percent)

Commercial and Industrial

People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2017	2016
Industry:
Service	$1,586.0	1,392.8
Finance and insurance	1,473.1	$1,520.8
Manufacturing	1,297.7	1,111.4
Wholesale distribution	1,166.9	1,084.2
Real estate, rental and leasing	819.3	584.7
Retail trade	756.9	741.9
Health services	724.2	899.4
Transportation/utility	296.4	252.5
Construction	248.8	194.1
Arts/entertainment/recreation	146.5	131.4
Information/media	99.2	95.5
Public administration	65.0	56.6
Mining, oil and gas	8.4	9.0
Other	42.7	50.8

Total commercial and industrial	$8,731.1	$8,125.1

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

In 2017, the commercial and industrial portfolio increased $606 million compared to 2016, reflecting organic loan growth of $191 million, or 2% of the commercial and industrial portfolio, and the addition of loans acquired in connection with the Suffolk acquisition completed in 2017, partially offset by run-off in the acquired portfolio. In 2016, the commercial and industrial portfolio increased $376 million compared to 2015, reflecting organic loan growth of $413 million, or 5% of the commercial and industrial portfolio, partially offset by run-off in the acquired portfolio.

At December 31, 2017 and 2016, the commercial and industrial portfolio included $616 million and $596 million, respectively, of asset-based lending loans to companies with annual sales between $15 million and $500 million, of which 78% were located within the Company’s geographic footprint at December 31, 2017. Targeted industries include wholesale and distribution, manufacturing, food distribution and processing, transportation, and retail and business services. Credit facilities include revolving and working capital lines of credit, machinery and equipment term loans and lines of credit, owner-occupied real estate mortgage loans and stretch term loans for qualified customers. The commercial and industrial portfolio also includes $1.0 billion of mortgage warehouse loans at December 31, 2017, compared to $1.1 billion at December 31, 2016. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2017, 11% of the mortgage warehouse loans were to customers located within the Company’s footprint.

At December 31, 2017 and 2016, 20% and 22%, respectively, of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 36% and 38% at December 31, 2017 and 2016, respectively, and in the state of New York totaled 20% and 14%, respectively. No other state exposure was greater than 5%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification by Industry

As of December 31, 2017 (percent)

Equipment Financing

People’s Financial has three equipment financing businesses – PCLC, PUEFC and LEAF. The three companies have different business models and go-to-market strategies, and are viewed in the marketplace as separate companies. PCLC is an equipment finance company specializing in financing for the transportation, equipment rental, construction, manufacturing, printing, packaging and service industries in all 50 states. PCLC assists companies in acquiring new and used equipment and/or refinancing existing equipment. PUEFC is a secured equipment finance company with a focus on the construction, equipment rental, road transportation and waste industries nationwide. LEAF maintains a nationwide origination footprint working with manufacturers, distributors, dealers and end-users of essential use equipment and software in a variety of industries including industrial, manufacturing, light construction, office products and medical. Substantially the entire equipment financing portfolio (95% and 96% at December 31, 2017 and 2016, respectively) was to customers located outside of New England. At December 31, 2017, 29% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York, and no other state exposure was greater than 6%.

As of December 31 (in millions)	2017	2016
Industry:
Transportation/utility	$1,148.5	$1,088.3
Rental and leasing	505.5	427.9
Construction	495.1	410.0
Service	388.9	79.0
Manufacturing	201.9	139.7
Printing	201.3	197.8
Waste	191.9	186.0
Wholesale distribution	189.1	145.8
Health services	168.0	57.2
Packaging	99.4	135.2
Retail trade	79.6	35.8
Mining, oil and gas	53.4	51.8
Other	182.8	78.0

Total equipment financing	$3,905.4	$3,032.5

Equipment Financing Portfolio

As of December 31 (dollars in millions)

The equipment financing portfolio increased $873 million in 2017 compared to 2016, reflecting organic loan growth of $288 million, or 10% of the equipment and financing portfolio, and the addition of loans and leases acquired in connection with the LEAF acquisition completed in 2017, partially offset by run-off in the PUEFC acquired loan portfolio. Operating on a national scale, equipment financing represented 16% and 14% of the commercial portfolio at December 31, 2017 and 2016, respectively. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.

Equipment Financing Diversification by Industry

As of December 31, 2017 (percent)

Retail Portfolio

Residential Mortgage Lending

People’s United offers its customers a wide range of residential mortgage loan products. These include conventional fixed-rate loans, jumbo fixed-rate loans (loans with principal balances greater than established Freddie Mac and Fannie Mae limits), adjustable-rate loans, sometimes referred to as “ARM” loans, interest-only loans (loans where payments made by the borrower consist of only interest for a set period of time, before the payments change to principal and interest), as well as Federal Housing Administration insured loans and various state housing finance authority loans. People’s United originates these loans through its network of retail branches and calling officers, as well as correspondent lenders and mortgage brokers.

At December 31, 2017 and 2016, 79% and 82%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England and 13% and 10%, respectively, at these dates was secured by properties located in New York. At both December 31, 2017 and 2016, the residential mortgage loan portfolio included $1.2 billion of interest-only loans. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2017 and 2016 are construction loans totaling $65 million and $84 million, respectively.

People’s United’s residential mortgage loan originations totaled $1.7 billion in 2017, $2.3 billion in 2016 and $2.0 billion in 2015. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates, customer preferences and the level of refinancing activity. ARM loans accounted for 71% of total residential mortgage originations in 2017 compared to 75% in 2016 and 69% in 2015.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

In 2017, ARM loans increased $378 million compared to 2016, reflecting organic loan growth of $329 million, or 6% of ARM loans, and the addition of loans acquired in connection with the Suffolk acquisition completed in 2017, partially offset by run-off in the acquired portfolio. In 2016, ARM loans increased $698 million compared to 2015, reflecting organic loan growth of $721 million, or 15% of ARM loans, partially offset by run-off in the acquired portfolio. Fixed-rate residential mortgage loans increased $212 million in 2017 compared to 2016 and $62 million in 2016 compared to 2015. The Company currently retains in its portfolio most of its originated adjustable-rate and certain fixed-rate residential mortgage loans.

Residential Mortgage Originations by Product

Year ended December 31, 2017 (percent)

People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Home Equity and Other Consumer Lending

People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2017, 83% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s home equity and other consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2017	2016
HELOCs	$1,796.1	$1,883.3
Home equity loans	219.1	189.3
Other	49.2	50.7

Total home equity and other consumer	$2,064.4	$2,123.3

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

Certain loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Purchased credit impaired (“PCI”) loans (see Note 5 to the Consolidated Financial Statements) that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.

Guidance issued by the OCC requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2017 are $23.8 million of such loans. Of this amount, $18.0 million, or 76%, were less than 90 days past due on their payments as of that date.

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

During 2017, we performed 95 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $113.8 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At December 31, 2017, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 ARM loan). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2017, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 758, respectively.

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

During 2017, the Company repurchased three residential mortgage loans from a GSE and other parties that we had previously sold to the GSE and other parties. The balance of the loans at the time of the repurchase totaled $0.4 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 33 investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million at December 31, 2017.

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

The following table sets forth, as of December 31, 2017, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2018	$218.1
2019	111.5
2020	177.9
2021	298.3
2022	467.8
Later years	2,246.0

Total	$3,519.6

Approximately 85% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2017 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,536.2	$6.8	0.45%
Amortizing payment	259.9	15.0	5.77

For the three months ended December 31, 2017, 42% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2017, full and complete first lien position data was not readily available for 28% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2017, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.6 million.

As of December 31, 2017, full and complete first lien position data was readily available for 72%, or $1.4 billion, of the home equity portfolio. Of that total, 38%, or $556.2 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $194.7 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2017, there were 34 loans totaling $2.9 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 21 of the loans (totaling $2.3 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 21 loans was $0.2 million as of December 31, 2017. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 63% as of December 31, 2017.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2017, 94% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of December 31, 2017, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 760, respectively.

Portfolio Risk Elements—Commercial Real Estate Lending

In general, construction loans originated by People’s United are used to finance improvements to commercial, industrial or residential property. Repayment is typically derived from the sale of the property as a whole, the sale of smaller individual units or by a take-out from a permanent mortgage. The term of the construction period generally does not exceed two years. Loan commitments are based on established construction budgets that represent an estimate of total costs to complete the proposed project, including both hard (direct) costs (such as building materials and labor) and soft (indirect) costs (such as legal and architectural fees). In addition, project costs may include an appropriate level of interest reserve to carry the project through to completion. If established, such interest reserves are determined based on: (i) a percentage of the committed loan amount; (ii) the loan term; and (iii) the applicable interest rate. Regardless of whether a loan contains an interest reserve, the total project cost statement serves as the basis for underwriting and determining which items will be funded by the loan and which items will be funded through borrower equity.

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

People’s United’s construction loan portfolio totaled $575.0 million (2% of total loans) at December 31, 2017. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $902.1 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2017, construction loans totaling $276.1 million had remaining available interest reserves of $20.6 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $4.8 million of restructured construction loans at December 31, 2017.

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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2017 and 2016, the allowance for loan losses on acquired loans was $3.6 million and $6.3 million, respectively.

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

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2017	2016	2015	2014	2013
Allowance for loan losses on originated loans:
Balance at beginning of period	$223.0	$202.9	$188.1	$177.5	$177.5

Charge-offs:
Commercial:
Commercial real estate	(4.6)	(1.0)	(3.9)	(11.3)	(10.1)
Commercial and industrial	(9.4)	(6.1)	(9.8)	(9.4)	(16.8)
Equipment financing	(3.1)	(6.4)	(6.4)	(1.6)	(2.8)

Total	(17.1)	(13.5)	(20.1)	(22.3)	(29.7)

Retail:
Residential mortgage	(1.1)	(2.5)	(2.5)	(3.6)	(6.5)
Home equity	(4.2)	(5.0)	(4.1)	(5.5)	(7.2)
Other consumer	(1.1)	(1.0)	(1.3)	(2.0)	(2.3)

Total	(6.4)	(8.5)	(7.9)	(11.1)	(16.0)

Total charge-offs	(23.5)	(22.0)	(28.0)	(33.4)	(45.7)

Recoveries:
Commercial:
Commercial real estate	0.4	0.6	1.1	0.3	1.2
Commercial and industrial	2.9	1.3	1.4	2.2	1.7
Equipment financing	1.3	0.2	2.4	1.1	0.8

Total	4.6	2.1	4.9	3.6	3.7

Retail:
Residential mortgage	0.5	1.4	1.1	1.3	0.7
Home equity	1.0	1.1	0.8	0.5	0.8
Other consumer	0.6	0.5	0.5	0.6	1.0

Total	2.1	3.0	2.4	2.4	2.5

Total recoveries	6.7	5.1	7.3	6.0	6.2

Net loan charge-offs	(16.8)	(16.9)	(20.7)	(27.4)	(39.5)
Provision for loan losses	24.6	37.0	35.5	38.0	39.5

Balance at end of period	$230.8	$223.0	$202.9	$188.1	$177.5

Allowance for loan losses on acquired loans:
Balance at beginning of period	$6.3	$8.1	$10.2	$10.3	$10.5
Charge-offs	(4.4)	(1.4)	—	(2.7)	(4.4)
Recoveries	0.3	—	—	—	—

Net loan charge-offs	(4.1)	(1.4)	—	(2.7)	(4.4)
Provision for loan losses	1.4	(0.4)	(2.1)	2.6	4.2

Balance at end of period	$3.6	$6.3	$8.1	$10.2	$10.3

Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.93%	0.95%	0.90%	0.91%	0.95%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.35	0.30	0.28	0.27	0.30
Total originated allowance for loan losses as a percentage of:
Originated loans	0.77	0.77	0.73	0.74	0.78
Originated non-performing loans	155.2	150.6	127.3	95.5	81.9

The provision for loan losses on originated loans totaled $24.6 million in 2017, reflecting net loan charge-offs of $16.8 million and a $14.0 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $37.0 million in 2016, reflecting net loan charge-offs of $16.9 million and a $24.3 million increase in the originated allowance for loan losses in response to loan growth. The originated allowance for loan losses as a percentage of originated loans was 0.77% at both December 31, 2017 and 2016.

The provision for loan losses on acquired loans in 2017 reflects net loan charge-offs of $4.1 million, while the provision for loan losses on acquired loans in 2016 reflects net loan charge-offs of $1.4 million and an allowance reversal.

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

The following table summarizes net loan charge-offs by class of loan and total net loan charge-offs to average total loans:

Years ended December 31	2017	2016	2015	2014	2013
Commercial:
Commercial real estate	0.04%	0.02%	0.03%	0.15%	0.16%
Commercial and industrial	0.08	0.06	0.11	0.11	0.26
Equipment financing	0.17	0.21	0.14	0.02	0.08
Retail:
Residential mortgage	0.01	0.02	0.03	0.05	0.15
Home equity	0.15	0.19	0.15	0.24	0.31
Other consumer	1.09	0.98	1.64	2.34	1.48
Total portfolio	0.07%	0.06%	0.08%	0.12%	0.19%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2017		2016		2015		2014		2013
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$77.8	33.6%	$73.7	34.5%	$73.1	35.3%	$63.8	35.4%	$65.0	36.6%
Commercial and industrial	80.0	27.0	86.4	27.3	80.0	27.3	78.2	27.0	72.5	25.8
Equipment financing	43.3	11.0	38.7	10.2	28.7	10.4	27.6	10.8	21.0	10.6
Retail:
Residential mortgage	20.5	21.7	16.7	20.9	11.2	19.2	9.2	18.5	10.0	18.1
Home equity	8.3	6.5	6.9	7.0	8.9	7.6	8.3	8.1	8.0	8.6
Other consumer	0.9	0.2	0.6	0.1	1.0	0.2	1.0	0.2	1.0	0.3

Total originated allowance for loan losses	$230.8	100.0%	$223.0	100.0%	$202.9	100.0%	$188.1	100.0%	$177.5	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2017 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2017 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2017 or 2016.

People’s United’s non-performing assets are summarized as follows:

As of December 31 (dollars in millions)	2017	2016	2015	2014	2013
Originated non-performing loans:
Commercial:
Commercial real estate	$23.7	$22.3	$30.2	$60.2	$70.8
Commercial and industrial	32.6	41.5	44.9	55.8	43.8
Equipment financing	44.3	39.4	27.5	25.4	23.2

Total	100.6	103.2	102.6	141.4	137.8

Retail:
Residential mortgage	32.7	27.4	37.2	37.6	58.9
Home equity	15.4	17.4	19.5	17.9	19.8
Other consumer	—	—	0.1	0.1	0.1

Total	48.1	44.8	56.8	55.6	78.8

Total originated non-performing loans (1)	148.7	148.0	159.4	197.0	216.6

REO:
Commercial	9.3	4.0	5.5	11.0	13.1
Residential	7.6	8.1	7.1	13.6	13.6

Total REO	16.9	12.1	12.6	24.6	26.7

Repossessed assets	2.5	7.2	9.5	2.5	4.5

Total non-performing assets	$168.1	$167.3	$181.5	$224.1	$247.8

Originated non-performing loans as a percentage of originated loans	0.49%	0.51%	0.58%	0.77%	0.95%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.56	0.57	0.66	0.88	1.08
Tangible stockholders’ equity and originated allowance for loan losses	4.81	5.19	6.38	8.24	9.47

(1)	Reported net of government guarantees totaling $3.1 million, $13.1 million, $16.9 million, $17.6 million and $19.4 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2017, the principal loan classes to which these government guarantees relate are commercial and industrial loans (94%) and commercial real estate loans (6%).

The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by an FDIC loss-share agreement (“LSA”) which totaled $25.1 million at December 31, 2017; $24.7 million at December 31, 2016; $30.0 million at December 31, 2015; $103.6 million at December 31, 2014; and $142.5 million at December 31, 2013. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes $4.7 million of purchased performing loans at December 31, 2017, all of which became non-performing subsequent to acquisition.

Total non-performing assets increased $0.8 million from December 31, 2016 and equaled 0.56% of originated loans, REO and repossessed assets at December 31, 2017. The increase in total non-performing assets from December 31, 2016 primarily reflects increases of $5.3 million in non-performing residential mortgage loans, $4.9 million in non-performing equipment financing loans and $4.8 million in REO, partially offset by decreases of $8.9 million in non-performing commercial and industrial loans and $4.7 million in repossessed assets.

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

In addition to the non-performing loans discussed above, People’s United has also identified $577.8 million in potential problem loans at December 31, 2017 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2017, potential problem loans consisted of equipment financing loans ($272.5 million), commercial and industrial loans ($220.7 million) and commercial real estate loans ($84.6 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding

People’s United’s primary funding sources are deposits and stockholders’ equity, which represent 87% of total assets at December 31, 2017. Borrowings and notes and debentures also are available sources of funding.

Deposits

People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 403 branches, including 147 full-service Stop & Shop supermarket branches, 598 ATMs, telephone banking and an Internet banking site.

	2017		2016		2015
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$8,002.4	—%	$6,660.8	—%	$6,178.6	—%

Money market	9,138.4	0.60	7,802.2	0.30	7,648.3	0.29
Interest-bearing checking	6,050.7	0.53	6,457.9	0.23	5,572.5	0.16

Total	15,189.1	0.57	14,260.1	0.27	13,220.8	0.23

Savings	4,410.5	0.14	4,397.7	0.14	4,199.9	0.13

Time deposits maturing:
Within 3 months	1,785.3	1.04	1,054.9	0.70	991.5	0.69
After 3 but within 6 months	740.5	0.90	852.4	0.75	679.6	0.86
After 6 months but within 1 year	1,354.9	1.14	835.2	0.75	1,915.6	1.10
After 1 but within 2 years	1,060.0	1.42	1,256.3	1.09	636.1	1.06
After 2 but within 3 years	358.9	1.73	142.7	1.26	153.5	0.98
After 3 but within 4 years	62.0	1.03	335.1	1.81	101.9	1.46
After 4 but within 5 years	92.6	1.62	65.5	1.03	339.6	1.81
After 5 years	0.1	0.86	0.1	0.93	0.3	2.44

Total	5,454.3	1.17	4,542.2	0.93	4,818.1	1.03

Total deposits	$33,056.3	0.47%	$29,860.8	0.29%	$28,417.4	0.30%

Deposits equaled 74%, 74% and 73% of total assets at December 31, 2017, 2016 and 2015, respectively. Deposits and stockholders’ equity constituted 89%, 87% and 86% of People’s United’s funding base at December 31, 2017, 2016 and 2015, respectively.

The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2017, People’s United’s network of Stop & Shop branches held $4.5 billion in total deposits and deposits in supermarket branches open for more than one year averaged $30 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 24%, 22% and 22% of total deposits at December 31, 2017, 2016 and 2015, respectively. Time deposits of $100,000 or more totaled $2.5 billion at December 31, 2017, of which $831 million mature within three months, $311 million mature after three months but within six months, $709 million mature after six months but within one year and $640 million mature after one year. Included in total deposits at December 31, 2017 are $2.9 billion of brokered deposits, comprised of money market ($2.1 billion), time ($781 million) and interest-bearing checking ($59 million). See Note 9 to the Consolidated Financial Statements for additional information concerning deposits.

Total Deposits

As of December 31 (dollars in millions)

The following table presents People’s United’s time deposits by rate category:

As of December 31 (in millions)	2017
0.50% or less	$862.4
0.51% to 1.00%	626.2
1.01% to 1.50%	2,906.7
1.51% to 2.00%	988.1
2.01% to 2.50%	70.1
2.51% and greater	0.8

Total	$5,454.3

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding:

	Period to Maturity from December 31, 2017
As of December 31, 2017 (in millions)	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three to four years	Over four to five years	Over five years	Total
0.50% or less	$288.9	$213.9	$260.0	$98.3	$1.3	$—	$—	$—	$862.4
0.51% to 1.00%	137.8	234.3	58.9	74.3	59.2	40.3	21.3	0.1	626.2
1.01% to 1.50%	1,348.7	241.0	1,004.9	270.5	14.3	20.4	6.9	—	2,906.7
1.51% to 2.00%	9.9	50.9	30.6	616.5	241.6	0.7	37.9	—	988.1
2.01% to 2.50%	—	0.3	—	0.2	42.5	0.6	26.5	—	70.1
2.51% and greater	—	0.1	0.5	0.2	—	—	—	—	0.8

Total	$1,785.3	$740.5	$1,354.9	$1,060.0	$358.9	$62.0	$92.6	$0.1	$5,454.3

Borrowings

People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.

At December 31, 2017, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

At December 31, 2017, total borrowings equaled 9% of total assets, compared to 10% at December 31, 2016 and 11% at December 31, 2015. FHLB advances, federal funds purchased and customer repurchase agreements represented 6%, 2% and 1% of total assets at December 31, 2017, respectively. At December 31, 2017, other borrowings included one remaining securitization assumed in the LEAF acquisition, which can be repaid without penalty in 2018. See Note 10 to the Consolidated Financial Statements for additional information concerning borrowings.

	2017		2016		2015
As of December 31 (dollars in millions)	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$1,863.0	1.49%	$2,250.0	0.69%	$2,750.0	0.44%
After 1 month but within 1 year	891.5	1.86	550.0	0.77	450.0	0.57
After 1 but within 2 years	—	—	256.1	2.71	—	—
After 2 but within 3 years	15.1	1.76	—	—	258.6	2.71
After 3 but within 4 years	0.9	0.75	—	—	—	—
After 5 years	3.9	1.50	5.0	1.34	5.2	1.34

Total FHLB advances	2,774.4	1.61	3,061.1	0.87	3,463.8	0.63

Federal funds purchased maturing:
Within 1 month	820.0	1.47	617.0	0.71	374.0	0.32

Customer repurchase agreements maturing:
Within 1 month	301.6	0.19	343.3	0.19	469.5	0.19

Other borrowings maturing:
Within 1 year	2.4	1.33	35.4	0.55	—	—
After 5 years	205.4	2.58	—	—	—	—

Total other borrowings	207.8	2.57	35.4	0.55	—	—

Total borrowings	$4,103.8	1.53%	$4,056.8	0.79%	$4,307.3	0.55%

Notes and Debentures

Notes and debentures totaled $902 million, $1.0 billion and $1.0 billion at December 31, 2017, 2016 and 2015, respectively, and equaled 2% of total assets at each respective date. On February 14, 2017, the Company repaid the $125 million 5.80% fixed-rate/floating-rate subordinated notes. Concurrent with the repayment, the interest rate swap designated to these subordinated notes matured. See Notes 11 and 21 to the Consolidated Financial Statements for additional information concerning notes and debentures and interest rate swaps.

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

	Payments Due by Period
As of December 31, 2017 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$4,103.8	$3,878.5	$15.1	$0.9	$209.3
Notes and debentures	901.6	—	—	497.1	404.5
Interest payments on fixed-rate borrowings and notes and debentures (1)	259.1	58.8	79.7	79.2	41.4
Operating leases	353.4	61.6	113.8	85.6	92.4
Purchase obligations	216.2	97.5	105.6	13.1	—

Total	$5,834.1	$4,096.4	$314.2	$675.9	$747.6

(1)	Interest payments on floating-rate borrowings are not included in the table above as the timing and amount of such payments is uncertain. See Note 10 to the Consolidated Financial Statements.

Future contingent commitments totaling $99.6 million at December 31, 2017, related to limited partnership affordable housing investments, are not included in the table above as the timing of the related capital calls cannot be estimated. Similarly, income tax liabilities totaling $2.7 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. See Note 12 to the Consolidated Financial Statements.

Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $30.6 million in less than one year; $52.0 million in one to three years; $57.4 million in four to five years; and $164.9 million after five years. See Note 17 to the Consolidated Financial Statements.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2017, People’s United (parent company) liquid assets included $379 million in cash and $9 million in equity securities available-for-sale while the Bank’s liquid assets included $3.1 billion in debt securities available-for-sale and $504 million in cash and cash equivalents. At December 31, 2017, securities available-for-sale with a fair value of $1.9 billion and securities held-to-maturity with an amortized cost of $1.4 billion were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $33.1 billion at December 31, 2017 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.1 billion and $902 million, respectively, at December 31, 2017, representing 9% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2017, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date.

Earning Asset Mix	Funding Base

$40.0 billion as of December 31, 2017 (percent)	$43.9 billion as of December 31, 2017 (percent)

At December 31, 2017, the Bank had outstanding commitments to originate loans totaling $1.3 billion and approved, but unused, lines of credit extended to customers totaling $6.8 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.82 billion at December 31, 2017, a $678.0 million increase from December 31, 2016. This increase primarily reflects shares issued in the Suffolk acquisition with a fair value of $484.8 million, net income in 2017 of $337.2 million and net stock option and restricted stock-related transactions in 2017 totaling $78.3 million, partially offset by common dividends paid in 2017 of $227.9 million. As a percentage of total assets, stockholders’ equity was 13.1% at December 31, 2017 compared to 12.7% at December 31, 2016. Tangible common equity as a percentage of tangible assets was 7.2% at both December 31, 2017 and 2016.

People’s United’s total stockholders’ equity was $5.14 billion at December 31, 2016, a $410.3 million increase from December 31, 2015. This increase primarily reflects net income in 2016 of $281.0 million, net proceeds from the issuance of preferred stock of $244.1 million and net stock option and restricted stock-related transactions in 2016 totaling $105.0 million, partially offset by common dividends paid in 2016 of $205.7 million. As a percentage of total assets, stockholders’ equity was 12.7% at December 31, 2016 compared to 12.2% at December 31, 2015. Tangible common equity as a percentage of tangible assets was 7.2% at both December 31, 2016 and 2015.

Common dividends declared and paid per common share totaled $0.6875, $0.6775 and $0.6675 for the years ended December 31, 2017, 2016 and 2015, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) for the years ended December 31, 2017, 2016 and 2015 was 70.6%, 73.7% and 77.3%, respectively. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.1725 per share in January 2018, which was paid on February 15, 2017 to shareholders of record on February 1, 2018.

The Bank paid cash dividends totaling $292 million, $271 million and $245 million to People’s United (parent company) in 2017, 2016 and 2015, respectively, and $82 million in February 2018.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2017, the capital conservation buffer is 1.25%. The capital conservation buffer increases for each year during the phase-in period as follows: 1.875% in 2018 and 2.5% in 2019.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2017 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2017, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $33.3 billion and $33.2 billion, respectively.

	As of December 31, 2017		Minimum Capital Required Basel III Phase-In (2017)		Classifiaction as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,474.1	8.3%	$1,666.6	4.0%	N/A	N/A
Bank	3,543.0	8.5	1,663.0	4.0	$2,078.7	5.0%

CET 1 Risk-Based Capital (2):
People’s United	3,230.0	9.7	1,912.2	5.750	N/A	N/A
Bank	3,543.0	10.7	1,909.1	5.750	2,158.2	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,474.1	10.4	2,411.1	7.250	1,995.4	6.0
Bank	3,543.0	10.7	2,407.2	7.250	2,656.2	8.0

Total Risk-Based Capital (4):
People’s United	4,057.7	12.2	3,076.2	9.250	3,325.6	10.0
Bank	4,179.7	12.6	3,071.2	9.250	3,320.2	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available-for-sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held-to-maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

Management currently estimates that, as of December 31, 2017, both the Company’s and the Bank’s risk-based capital ratios could be negatively impacted by as much as 5-10 basis points on a “fully phased-in” basis as compared to the risk-based capital ratios at December 31, 2017. U.S. banking agencies recently released a proposal for comment intended to simplify certain aspects of the regulatory capital rules. Management does not expect the impact of this proposal to have a material effect on the Company’s or the Bank’s risk-based capital ratios. See Note 14 to the Consolidated Financial Statements for additional information concerning both the Company’s and the Bank’s regulatory capital amounts and ratios.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2017 and 2016. Given the interest rate environment at those dates, simulations for interest rate declines of more than 100 basis points were not modeled.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2017	2016
+300	9.3%	10.1%
+200	6.5	7.3
+100	3.4	4.0
-100	(4.9)	n/a

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2017	2016
Short End -100	(2.5)%	n/a
Short End +100	1.7	1.7%
Short End +200	3.1	3.3
Long End -100	(2.3)	(3.4)
Long End +100	1.8	2.3
Long End +200	4.2	4.3

The net interest income at risk simulation results indicate that at both December 31, 2017 and 2016, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 88% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 43% of the Company’s loan portfolio being comprised of Prime rate and one-month Libor-based loans.

The decrease in the Company’s asset sensitivity since December 31, 2016, primarily reflects (i) the addition of LEAF’s fixed-rate portfolio in August 2017 and (ii) securities purchases, which were partially offset by the benefit from an increase in core deposit balances. The acquisition of Suffolk in April 2017 did not have a material impact on the Company’s net interest income at risk position. Based on the Company’s IRR position at December 31, 2017, an immediate 100 basis point parallel increase in interest rates translates to an approximate $43 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both December 31, 2017 and 2016, simulations for interest rate declines of more than 100 basis points were not modeled.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2017	2016
+300	(10.5)%	(7.7)%
+200	(5.4)	(3.1)
+100	(1.4)	(0.1)
-100	(2.9)	n/a

The Company’s economic value of equity at risk profile indicates that at December 31, 2017, the Company’s economic value of equity is liability sensitive in a rising rate environment. The increase in liability sensitivity since December 31, 2016 primarily reflects: (i) an increase in the residential mortgage loan portfolio; (ii) extending asset duration resulting from continued purchases of mortgage-backed and state and municipal securities; (iii) the acquisition of LEAF’s fixed-rate portfolio; and (iv) a decrease in the modeled weighted average life of non-maturity deposits resulting from higher interest rates. The Suffolk acquisition did not have a material impact to the Company’s economic value of equity at risk position.

People’s United’s IRR position at December 31, 2017, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2017, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2017, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at December 31, 2017.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of December 31, 2017 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge
Notional principal amounts	$210.0	$375.0	$46.5
Weighted average interest rates:
Pay floating (receive fixed)	1.36% (1.72%)	Libor +1.265% (4.00%)	N/A
Weighted average remaining term to maturity (in months)	34	79	1
Fair value:
Recognized as an asset	$—	$—	$0.1
Recognized as a liability	—	—	0.4

People’s United enters into interest rate swaps and caps with certain of its commercial customers. In order to minimize its risk, these customer interest rate swaps (pay floating/receive fixed) and caps have been offset with essentially matching interest rate swaps (pay fixed/receive floating) and caps with People’s United’s institutional counterparties. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps and caps are recognized in current earnings.

The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of December 31, 2017 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$5,769.1	$5,775.9	$649.2	$649.2
Weighted average interest rates:
Pay floating (receive fixed)	1.40% (2.19%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.06% (1.40%)	N/A	N/A
Weighted average strike rate	N/A	N/A	0.11%	0.11%
Weighted average remaining term to maturity (in months)	86	86	15	15
Fair value:
Recognized as an asset	$64.7	$10.1	$—	$2.8
Recognized as a liability	61.2	23.7	2.8	—

See Notes 21 and 22 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of December 31, 2017, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2017, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 89 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Nominees for Director” in the People’s United Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days of People’s United’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides summary information about People’s United’s equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (3)
Equity compensation plans approved by security holders	15,914,894	$15.11	50,998,486
Equity compensation plans not approved by security holders	—	n/a	—
Total	15,914,894	$15.11	50,998,486

(1)	Consists of the following as of December 31, 2017: 1,455,253 performance shares (assuming maximum performance for each of the performance measures) and 14,437,641 options. There is no exercise event as to performance shares which vest, if at all, following the three-year performance period.
(2)	The weighted-average exercise price in column (b) does not take the performance share awards into account.
(3)	Of this amount, 144,001 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 50,854,485 shares are issuable pursuant to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan either in the form of options, stock appreciation rights, shares of restricted stock or performance shares. Information describing these plans appears in Note 18 to the Consolidated Financial Statements.

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

Consolidated Statements of Condition as of December 31, 2017 and 2016

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

3.2	Eight Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2017)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description
4.6

Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.2*	People’s United Financial, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.3*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.6*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*	People’s United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(a)*	Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc.
2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(b)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc.
2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(b) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(c)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc.
2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(c) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(d)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc.
2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(d) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

Designation	Description
10.7(e)*

Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc.
2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(e) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.8*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.10(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

10.12*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.13*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

Designation	Description
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

10.19*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

Designation	Description

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2018	By:	/s/ John P. Barnes
John P. Barnes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2018	By:	/s/ John P. Barnes
John P. Barnes
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 1, 2018	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2018	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2018	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date:	By:
Kevin T. Bottomley
Director

Date: March 1, 2018	By:	/s/ George P. Carter
George P. Carter
Chairman and Director

Date: March 1, 2018	By:	/s/ Jane Chwick
Jane Chwick
Director

Date: March 1, 2018	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 1, 2018	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2018	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2018	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2018	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 1, 2018	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 1, 2018	By:	/s/ Kirk W. Walters
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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 1, 2018

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

People’s United Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.

Stamford, Connecticut

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

People’s United Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited People’s United Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2018

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2017	2016
Assets
Cash and due from banks (note 3)	$505.1	$432.4
Short-term investments (note 3)	377.5	181.7

Total cash and cash equivalents	882.6	614.1

Securities (note 4):
Trading account securities, at fair value	8.2	6.8
Securities available-for-sale, at fair value	3,134.0	4,409.9
Securities held-to-maturity, at amortized cost (fair value of $3.63 billion and $2.01 billion)	3,588.1	2,005.4
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	312.3	315.8

Total securities	7,042.6	6,737.9

Loans held-for-sale (note 5)	16.6	39.3

Loans (note 5):
Commercial real estate	11,068.7	10,247.3
Commercial and industrial	8,731.1	8,125.1
Equipment financing	3,905.4	3,032.5

Total Commercial Portfolio	23,705.2	21,404.9

Residential mortgage	6,805.7	6,216.7
Home equity and other consumer	2,064.4	2,123.3

Total Retail Portfolio	8,870.1	8,340.0

Total loans	32,575.3	29,744.9
Less allowance for loan losses	(234.4)	(229.3)

Total loans, net	32,340.9	29,515.6

Goodwill (notes 2 and 6)	2,411.4	1,992.7
Bank-owned life insurance	405.0	349.1
Premises and equipment, net (note 7)	253.0	244.5
Other acquisition-related intangible assets (notes 2 and 6)	148.6	149.4
Other assets (notes 8 and 21)	952.7	967.2

Total assets	$44,453.4	$40,609.8

Liabilities
Deposits (note 9):
Non-interest-bearing	$8,002.4	$6,660.8
Savings	4,410.5	4,397.7
Interest-bearing checking and money market	15,189.1	14,260.1
Time	5,454.3	4,542.2

Total deposits	33,056.3	29,860.8

Borrowings (note 10):
Federal Home Loan Bank advances	2,774.4	3,061.1
Federal funds purchased	820.0	617.0
Customer repurchase agreements	301.6	343.3
Other borrowings	207.8	35.4

Total borrowings	4,103.8	4,056.8

Notes and debentures (note 11)	901.6	1,030.1
Other liabilities (notes 8 and 21)	571.8	520.2

Total liabilities	38,633.5	35,467.9

Commitments and contingencies (notes 20 and 21)

Stockholders’ Equity (notes 2, 13, 16, 17 and 18)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 435.6 million shares and 405.0 million shares issued)	4.4	4.0
Additional paid-in capital	6,012.3	5,446.1
Retained earnings	1,040.2	949.3
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.6 million shares and 7.0 million shares)	(137.3)	(144.6)
Accumulated other comprehensive loss	(181.7)	(195.0)
Treasury stock, at cost (89.0 million shares and 89.1 million shares)	(1,162.1)	(1,162.0)

Total stockholders’ equity	5,819.9	5,141.9

Total liabilities and stockholders’ equity	$44,453.4	$40,609.8

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per common share data)	2017	2016	2015
Interest and dividend income:
Commercial real estate	$405.7	$344.6	$343.5
Commercial and industrial	298.8	255.0	234.8
Equipment financing	152.1	130.9	129.6
Residential mortgage	207.5	180.4	165.4
Home equity and other consumer	80.0	73.5	72.3

Total interest on loans	1,144.1	984.4	945.6
Securities	153.7	140.3	121.5
Short-term investments	3.7	1.5	0.5
Loans held-for-sale	0.9	1.1	1.3

Total interest and dividend income	1,302.4	1,127.3	1,068.9

Interest expense:
Deposits (note 9)	130.7	100.9	95.5
Borrowings (note 10)	41.3	22.8	11.5
Notes and debentures	29.9	31.4	29.8

Total interest expense	201.9	155.1	136.8

Net interest income	1,100.5	972.2	932.1
Provision for loan losses (note 5)	26.0	36.6	33.4

Net interest income after provision for loan losses	1,074.5	935.6	898.7

Non-interest income:
Bank service charges	98.5	98.0	100.7
Investment management fees	66.5	48.3	43.7
Operating lease income	43.8	41.2	42.3
Commercial banking lending fees	35.5	31.6	42.6
Insurance revenue	33.2	32.9	30.7
Cash management fees	26.1	25.0	24.5
Brokerage commissions	12.1	12.2	12.6
Net gains on sales of residential mortgage loans (note 5)	3.2	6.3	5.5
Net security losses (note 4)	(25.4)	(5.9)	—
Other non-interest income	59.4	53.1	49.8

Total non-interest income	352.9	342.7	352.4

Non-interest expense:
Compensation and benefits (notes 17 and 18)	514.0	455.6	449.5
Occupancy and equipment (notes 7 and 20)	159.6	150.4	149.5
Professional and outside services	81.5	67.8	68.0
Regulatory assessments	41.7	37.5	35.1
Operating lease expense	35.2	36.3	37.1
Amortization of other acquisition-related intangible assets (note 6)	30.0	23.6	23.9
Other non-interest expense	98.3	97.6	97.5

Total non-interest expense	960.3	868.8	860.6

Income before income tax expense	467.1	409.5	390.5
Income tax expense (note 12)	129.9	128.5	130.4

Net income	337.2	281.0	260.1
Preferred stock dividend	14.1	1.8	—

Net income available to common shareholders	$323.1	$279.2	$260.1

Earnings per common share (note 15):
Basic	$0.98	$0.92	$0.86
Diluted	0.97	0.92	0.86

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2017	2016	2015
Net income	$337.2	$281.0	$260.1

Other comprehensive income (loss), before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	(5.5)	(15.5)	(3.5)
Reclassification adjustment for net actuarial loss included in net income	9.3	7.2	9.1

Net actuarial gains (losses)	3.8	(8.3)	5.6

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	(0.8)	(1.0)

Net actuarial gains (losses) and prior service credit	3.0	(9.1)	4.6

Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding losses arising during the year	(8.6)	(29.0)	(22.1)
Reclassification adjustment for net realized losses included in net income	25.4	5.9	—

Net unrealized gains (losses)	16.8	(23.1)	(22.1)

Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	3.7	3.3	3.1

Net unrealized gains	3.7	3.3	3.1

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.0)	(0.2)	(1.1)
Reclassification adjustment for net realized (gains) losses included in net income	(0.9)	0.7	1.2

Net unrealized (losses) gains	(1.9)	0.5	0.1

Other comprehensive income (loss), before tax	21.6	(28.4)	(14.3)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(8.3)	10.6	5.3

Total other comprehensive income (loss), net of tax (note 16)	13.3	(17.8)	(9.0)

Total comprehensive income	$350.5	$263.2	$251.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2014	$—	$3.9	$5,291.2	$826.7	$(159.0)	$(168.2)	$(1,161.5)	$4,633.1
Net income	—	—	—	260.1	—	—	—	260.1
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(9.0)	—	(9.0)
Cash dividends on common stock ($0.6675 per share)	—	—	—	(201.2)	—	—	—	(201.2)
Restricted stock awards	—	—	10.6	0.2	—	—	(0.3)	10.5
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(1.8)	7.2	—	—	5.4
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.2)	—	—	—	(3.2)
Stock options and related tax benefits	—	—	35.9	—	—	—	—	35.9

Balance at December 31, 2015	—	3.9	5,337.7	880.8	(151.8)	(177.2)	(1,161.8)	4,731.6
Proceeds from issuance of preferred stock, net	244.1	—	—	—	—	—	—	244.1
Net income	—	—	—	281.0	—	—	—	281.0
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(17.8)	—	(17.8)
Cash dividends on common stock ($0.6775 per share)	—	—	—	(205.7)	—	—	—	(205.7)
Cash dividend on preferred stock	—	—	—	(1.8)	—	—	—	(1.8)
Restricted stock and performance-based share awards	—	—	9.7	0.1	—	—	(0.2)	9.6
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(1.7)	7.2	—	—	5.5
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.4)	—	—	—	(3.4)
Stock options and related tax benefits	—	0.1	98.7	—	—	—	—	98.8

Balance at December 31, 2016	244.1	4.0	5,446.1	949.3	(144.6)	(195.0)	(1,162.0)	5,141.9
Net income	—	—	—	337.2	—	—	—	337.2
Total other comprehensive income, net of tax (note 16)	—	—	—	—	—	13.3	—	13.3
Common stock issued in Suffolk Bancorp acquisition (note 2)	—	0.2	484.6	—	—	—	—	484.8
Cash dividends on common stock ($0.6875 per share)	—	—	—	(227.9)	—	—	—	(227.9)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance-based share awards	—	—	14.3	—	—	—	(0.1)	14.2
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(0.9)	7.3	—	—	6.4
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.4)	—	—	—	(3.4)
Stock options exercised	—	0.2	67.3	—	—	—	—	67.5

Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$337.2	$281.0	$260.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	39.1	36.9	39.3
Expense related to operating leases	35.2	36.3	37.1
Amortization of other acquisition-related intangible assets	30.0	23.6	23.9
Provision for loan losses	26.0	36.6	33.4
Deferred income tax expense	25.8	3.7	14.1
Expense related to share-based awards	19.8	15.2	17.1
Employee Stock Option Plan common stock committed to be released	6.4	5.5	5.4
Net gains on sales of residential mortgage loans	(3.2)	(6.3)	(5.5)
Net gains on sales of acquired loans	(2.4)	—	(1.7)
Net security losses	25.4	5.9	—
Gain on sale of business, net of expenses	—	—	(9.2)
Originations of loans held-for-sale	(261.8)	(427.8)	(448.3)
Proceeds from sales of loans held-for-sale	287.7	429.3	453.5
Net (increase) decrease in trading account securities	(1.4)	(0.1)	1.6
Excess income tax benefits from stock options exercised	1.1	—	—
Net changes in other assets and other liabilities	37.1	(104.2)	(92.5)

Net cash provided by operating activities	602.0	335.6	328.3

Cash Flows from Investing Activities:
Net decrease in securities purchased under agreements to resell	—	—	100.0
Proceeds from principal repayments and maturities of securities available-for-sale	562.6	925.0	821.4
Proceeds from sales of securities available-for-sale	1,305.5	647.2	305.9
Proceeds from principal repayments and maturities of securities held-to-maturity	120.9	117.3	25.6
Purchases of securities available-for-sale	(603.3)	(1,486.0)	(1,766.4)
Purchases of securities held-to-maturity	(1,580.4)	(513.1)	(803.3)
Net redemptions (purchases) of Federal Home Loan Bank stock	27.1	(1.0)	10.4
Net purchases of Federal Reserve Bank stock	(20.8)	(9.4)	(140.1)
Proceeds from sales of loans	38.7	3.5	31.3
Loan disbursements, net of principal collections	(538.7)	(1,260.2)	(1,856.5)
Purchases of loans	(17.7)	(93.5)	(9.5)
Purchases of premises and equipment	(4.8)	(23.6)	(29.8)
Purchases of leased equipment	(24.2)	(18.8)	(50.5)
Proceeds from sales of real estate owned	10.0	16.8	23.4
Return of premiums on bank-owned life insurance, net	2.7	2.2	1.2
Net cash acquired (paid) in acquisitions	28.9	(59.8)	(10.3)

Net cash used in investing activities	(693.5)	(1,753.4)	(3,347.2)

Cash Flows from Financing Activities:
Net increase in deposits	1,343.1	1,443.4	2,279.2
Net (decrease) increase in borrowings with terms of three months or less	(293.8)	(247.7)	619.5
Repayments of borrowings with terms of more than three months	(380.7)	(0.2)	(1.3)
Repayments of notes and debentures	(125.0)	—	—
Proceeds from issuance of preferred stock, net	—	244.1	—
Cash dividends paid on common stock	(227.9)	(205.7)	(201.2)
Cash dividends paid on preferred stock	(14.1)	(1.8)	—
Repurchases of common stock	(3.4)	(3.4)	(3.2)
Proceeds from stock options exercised	61.8	87.9	27.5

Net cash provided by financing activities	360.0	1,316.6	2,720.5

Net increase (decrease) in cash and cash equivalents	268.5	(101.2)	(298.4)
Cash and cash equivalents at beginning of year	614.1	715.3	1,013.7

Cash and cash equivalents at end of year	$882.6	$614.1	$715.3

Supplemental Information:
Interest payments	$195.9	$153.2	$136.2
Income tax payments	112.9	113.3	107.8
Real estate properties acquired by foreclosure	17.2	19.4	14.7
Unsettled purchases of securities	—	5.0	5.0
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	2,642.1	—	—
Liabilities	2,634.1	—	—
Common stock issued in Suffolk Bancorp acquisition	484.8	—	—

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

The Bank provides a full range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: equipment financing provided through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF Commercial Capital, Inc. (“LEAF”); brokerage, financial advisory services, investment management services and life insurance provided through People’s Securities, Inc. (“PSI”); and commercial insurance services provided through People’s United Insurance Agency, Inc. (“PUIA”). The Company’s overall financial results are particularly dependent on economic conditions in New England and New York, which are its primary markets, although economic conditions elsewhere in the United States affect its national equipment financing business.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For purposes of the Consolidated Statements of Cash Flows, cash equivalents include highly-liquid instruments, such as: (i) interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”); (ii) government-sponsored enterprise (“GSE”) debt securities with an original maturity of three months or less (determined as of the date of purchase); (iii) federal funds sold; (iv) commercial paper; and (v) money market mutual funds. These instruments are reported as short-term investments in the Consolidated Statements of Condition at cost or amortized cost, which approximates fair value. GSE debt securities classified as cash equivalents are held-to-maturity and carry the implicit backing of the U.S. government, but are not direct obligations of the U.S. government.

Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading account securities, held-to-maturity securities (applicable only to debt securities) or available-for-sale securities. Management determines the classification of a security at the time of its purchase and reevaluates such classification at each balance sheet date.

Securities purchased for sale in the near term as well as those securities held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading account securities and reported at fair value with unrealized gains and losses reported in non-interest income.

Debt securities for which People’s United has the intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. All other securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCL”). Premiums (discounts) are amortized (accreted) to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Securities transferred from available-for-sale to held-to-maturity are recorded at fair value at the date of transfer. The unrealized pre-tax gain or loss resulting from the difference between fair value and amortized cost at the transfer date becomes part of the new amortized cost basis of the securities and remains in AOCL. Such unrealized gains or losses are amortized to interest income as an adjustment to yield over the remaining life of the securities, offset by the amortization (accretion) of the premium (discount) resulting from the transfer at fair value, with no effect to net income.

Management conducts a periodic review and evaluation of the securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) People’s United has an intention to sell the security; (ii) it is more likely than not that People’s United will be required to sell the security prior to recovery; or (iii) People’s United does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses of the issuer. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time People’s United expects to receive full value for the securities.

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

Loans Held-for-Sale

Loans held-for-sale are reported at the lower of cost or fair value in the aggregate with any adjustment for net unrealized losses reported in non-interest income. Management identifies and designates as loans held-for-sale certain newly-originated adjustable-rate and fixed-rate residential mortgage loans that meet secondary market requirements, as these loans are originated with the intent to sell. From time to time, management identifies and designates residential mortgage loans held in the loan portfolio for sale. Such loans are transferred to loans held-for-sale and adjusted to the lower of cost or fair value with the resulting unrealized loss, if any, reported in non-interest income.

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

Non-accrual Loans

A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. Past due status is based on the contractual payment terms of the loan. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection. There were no loans past due 90 days or more and still accruing interest at December 31, 2017, 2016 or 2015.

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

TDRs may either be accruing or placed on non-accrual status (and reported as non-performing loans) depending upon the loan’s specific circumstances, including the nature and extent of the related modifications. TDRs on non-accrual status remain classified as such until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months in the case of a commercial loan or, in the case of a retail loan, when the loan is less than 90 days past due. Loans may continue to be reported as TDRs after they are returned to accrual status. In accordance with regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy and meeting certain criteria are also required to be classified as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Acquired loans that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis (see further discussion under ‘Acquired Loans’ below).

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

Acquired Loans

Loans acquired in a business combination are initially recorded at fair value with no carryover of an acquired entity’s previously established allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Acquired loans are evaluated upon acquisition and classified as either purchased performing or purchased credit impaired (“PCI”).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

PCI loans represent those acquired loans with specific evidence of deterioration in credit quality since origination and for which it is probable that, as of the acquisition date, all contractually required principal and interest payments will not be collected. Such loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

Larger-balance, Non-homogeneous Loans. The Company establishes a loan loss allowance for its larger-balance, non-homogeneous loans using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical loss-given-default data, both derived using an appropriate look-back period. In accordance with the Company’s loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated “One” represent those loans least likely to default while loans rated “Nine” represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the historical pattern of loans migrating from one risk rating to another and to default status over time as well as the length of time that it takes losses to emerge. Estimated loan default factors, which are updated annually (or more frequently, if necessary), are multiplied by loan balances within each risk-rating category and again multiplied by a historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are also updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial and industrial, commercial real estate and equipment financing components of the loan portfolio.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2017.

Smaller-balance, Homogeneous Loans. Pools of smaller-balance, homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios, and the establishment of the related allowance for loan losses, is based upon a consideration of (i) historical loss experience over an appropriate look-back period and (ii) certain qualitative factors.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2017.

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

In most situations where a guarantee exists, the guarantee arrangement is not a specific factor in the assessment of the related allowance for loan losses. However, the assessment of a guarantor’s credit strength is reflected in the Company’s internal loan risk ratings which, in turn, are an important factor in its allowance for loan loss methodology for loans within the commercial and industrial, and commercial real estate portfolios.

People’s United did not change its methodologies with respect to determining the allowance for loan losses during 2017. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the year ended December 31, 2017.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquired Portfolio

Acquired loans are evaluated upon acquisition and classified as either purchased performing or PCI, which represents those acquired loans with specific evidence of deterioration in credit quality since origination and for which it is probable that, as of the acquisition date, all contractually required principal and interest payments will not be collected. PCI loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In conducting its 2017 goodwill impairment evaluation (as of the annual October 1st evaluation date), People’s United elected to perform the optional qualitative assessment for both the Commercial Banking and Retail Banking reporting units and, upon doing so, concluded that performance of the two-step impairment test was not required. The two-step impairment test was elected for purposes of the 2017 goodwill impairment evaluation for the Wealth Management reporting unit as a result of the acquisition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”), which occurred subsequent to performance of the Company’s 2016 impairment analysis (see Note 2). In 2016, People’s United elected to perform the optional qualitative assessment for all three reporting units. In 2015, People’s United elected to perform the two-step impairment test for all three reporting units.

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

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change. Effective January 1, 2017, tax benefits attributable to deductions in excess of financial statement amounts arising from the exercise of non-statutory stock options are included as a component of income tax expense (previously credited to additional paid-in capital).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Certain derivative financial instruments are offered to commercial customers to assist them in meeting their financing and investing objectives and for their risk management purposes. These derivative financial instruments consist primarily of interest rate swaps and caps, but also include foreign exchange contracts. The interest rate and foreign exchange risks associated with customer interest rate swaps and caps and foreign exchange contracts are mitigated by entering into similar derivatives having essentially offsetting terms with institutional counterparties.

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

Stock Compensation

In March 2016, the FASB amended its standards with respect to certain aspects of the accounting for share-based payment awards, including: (i) the related income tax consequences; (ii) the classification of awards as either equity or liabilities; and (iii) the classification in the statement of cash flows. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2017. As a result, the Company realized windfall income tax benefits totaling $1.1 million for the year ended December 31, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower the Company’s 2017 effective income tax rate by 0.2%.

Standards effective in 2018

Revenue Recognition

In May 2014, the FASB amended its standards with respect to revenue recognition. The amended guidance serves to replace all current GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The underlying principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As originally issued, this new guidance, which can be applied retrospectively or through the use of the cumulative effect transition method, was to become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016 (January 1, 2017 for People’s United) and early adoption was not permitted.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s revenue is comprised of net interest income on financial assets and financial liabilities (approximately 75%) and non-interest income (approximately 25%). The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and financial liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Certain other recurring revenue streams are within the scope of the guidance, including service charges and fees on deposit accounts, card-based and other non-deposit fees, and revenues associated with certain products and services offered by the Company’s trust and investment management, insurance and brokerage businesses.

In completing its assessment of those revenue streams within the scope of the guidance, the Company identified one revenue source for which the timing of recognition will change under the new standard. The Company currently recognizes revenue for certain insurance brokerage activities, such as installments on agency bill, direct bill and contingent commission revenue, over a period of time either due to the transfer of value to customers or as the remuneration becomes determinable. Under the new guidance, certain of these revenues, as well as certain costs associated with originating such policies, will be substantially recognized on the effective date of the associated policies when control of the policy transfers to the customer.

While the adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements, its current accounting policies and practices or the timing or amount of revenue recognized, the Company has, where appropriate, evaluated necessary changes to business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard. The guidance was adopted on January 1, 2018 using the modified retrospective method and resulted in a cumulative-effect transition adjustment which served to increase opening retained earnings by $0.7 million.

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

Recognition and Measurement of Financial Instruments

In January 2016, the FASB amended its standards to address certain aspects of recognition, presentation and disclosure of financial instruments. The amended guidance (i) requires that equity investments (other than equity method investments) be measured at fair value with changes in fair value recognized in net income and (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by permitting a qualitative assessment to identify impairment. Both FRB-NY and FHLB stock will continue to be presented at cost. The guidance also contains additional disclosure and presentation requirements associated with financial instruments. Specifically, the standard emphasizes the existing requirement to use “exit price” when determining fair value for disclosure purposes, clarifying that entities should not make use of a practicability exception in determining the fair value of loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for People’s United). The cumulative effect transition method will be applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. As noted in Note 4, at December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance on January 1, 2018, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL, was recorded which served to decrease opening retained earnings by $0.6 million. Any further changes to the fair value of equity securities will be recorded in net income. Given the current composition of the Company’s securities portfolio, the standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements. The Company does expect to refine, beginning with the quarterly reporting period ending March 31, 2018, the calculation used to determine the fair value of its held-for-investment loan portfolio.

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

Standards effective in 2019

Accounting for Leases

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United).

In January 2018, the FASB proposed further amendments to the standard with the objective of reducing the cost and complexity of implementing the guidance. The first proposal introduces an optional transition method which would allow entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The second proposal provides a practical expedient whereby lessors could elect, by class of underlying asset, to not separate lease and related non-lease components if certain criteria are met. If approved, the proposed amendments would have the same effective date and transition requirements as the new leases standard.

In preparing for adoption, the Company has formed a cross-functional working group comprised of individuals from various disciplines, including procurement, real estate and finance, to evaluate the amended guidance and its potential impact on its Consolidated Financial Statements. To date, the Company has identified several areas that are within the scope of the guidance, including its contracts with respect to leased real estate and office equipment. In addition, operating lease agreements entered into with customers by the Company’s equipment financing businesses are also subject to the new guidance. The Company continues to evaluate the impact of the guidance, including determining whether additional contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s Consolidated Financial Statements. The Federal banking agencies have indicated that to the extent a “right-of-use” asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should: (i) be treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the “Act”), the FASB issued new accounting guidance providing entities with the option to reclassify, from accumulated other comprehensive income to retained earnings, certain “stranded tax effects” resulting from application of the Act. An entity that elects to do so must provide the following disclosures in the period of adoption: (i) that an election was made to reclassify the income tax effects of the Act from accumulated other comprehensive income to retained earnings and (ii) a description of other income tax effects related to the application of the Act that were reclassified from accumulated other comprehensive income to retained earnings, if any (e.g. income tax effects other than the effect of the change in the U.S. federal corporate income tax rate on gross deferred tax amounts and related valuation allowances). Regardless of whether an entity elects to adopt the guidance or not it is required to disclose its accounting policy for releasing income tax effects from accumulated other comprehensive income (e.g. the portfolio approach or the security-by-security approach).

The guidance is effective for all organizations for fiscal years beginning after December 15, 2018 (January 1, 2019 for People’s United), including interim periods within those fiscal years, and early adoption is permitted. Entities electing to apply the guidance should do so (i) as of the beginning of the period of adoption or (ii) retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. The Company is currently evaluating the new guidance, including its impact on the Company’s Consolidated Financial Statements (see Note 12).

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating Step 2, which requires a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. This amendment, which the Company elected to early adopt effective January 1, 2018, is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 – Acquisitions

Acquisitions Completed in 2017

LEAF

Effective August 1, 2017, the Bank completed its acquisition of LEAF, a Philadelphia-based commercial equipment finance company. The fair value of the consideration transferred in the LEAF acquisition consisted of $220.0 million in cash.

The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Merger-related expenses recorded during the year ended December 31, 2017 related to this acquisition totaled $3.7 million, including (i) fees for investment advisory, legal and valuation services and (ii) compensatory charges.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of LEAF are summarized as follows:

(in millions)	LEAF
Assets:
Cash and cash equivalents	$74.9
Loans	717.9
Goodwill	148.4
Trade name intangible	0.9
Premises and equipment	2.4
Non-compete agreement	0.2
Other assets	13.0

Total assets	$957.7

Liabilities:
Borrowings	$708.1
Other liabilities	29.6

Total liabilities	$737.7

Total purchase price	$220.0

Prior to the acquisition, and in connection with its previous revolving warehouse debt facilities and term note securitization transactions, LEAF established bankruptcy-remote special-purpose entities (“SPEs”) that issued term debt to institutional investors. These SPEs were variable interest entities (“VIEs”), of which LEAF was deemed the primary beneficiary, and, therefore, the related financings were treated as secured borrowings with the SPEs consolidated in LEAF’s financial statements. Following the Company’s acquisition of LEAF, approximately $460 million of LEAF’s borrowings were repaid prior to September 30, 2017, including all but one remaining securitization, which can be repaid without penalty in 2018.

Net deferred tax assets totaling $3.9 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired (other than loans, see Note 5) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Suffolk Bancorp

Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. The fair value of the consideration transferred in the Suffolk acquisition totaled $484.8 million and consisted of 26.6 million shares of People’s United common stock. At the acquisition date, Suffolk operated 27 branches in the greater Long Island area.

The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Merger-related expenses recorded during the years ended December 31, 2017 and 2016 related to this acquisition totaled $26.6 million and $2.8 million, respectively, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) costs associated with contract terminations and branch closings; and (iii) compensatory charges.

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of Suffolk are summarized as follows:

(in millions)	Suffolk
Assets:
Cash and cash equivalents	$174.0
Securities	167.4
Loans	1,617.5
Goodwill	270.3
Core deposit intangible	28.1
Premises and equipment	40.4
BOLI	54.1
REO	0.5
Other assets	28.9

Total assets	$2,381.2

Liabilities:
Deposits	$1,852.4
Borrowings	15.1
Other liabilities	28.9

Total liabilities	$1,896.4

Total purchase price	$484.8

Net deferred tax liabilities totaling $0.3 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired (other than loans, see Note 5) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

The preceding summaries include adjustments to record the acquired assets and assumed liabilities at their respective fair values based on management’s best estimate using the information available at the time of the respective acquisition. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items, management does not expect that such changes, if any, will be material. People’s United’s results of operations for the year ended December 31, 2017 include the results of Suffolk and LEAF beginning with the respective effective dates.

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

Loans

Loans acquired in connection with these acquisitions were recorded at fair value with no carryover of either Suffolk’s or LEAF’s previously established allowance for loan losses. Fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected as adjusted for an estimate of future credit losses and prepayments and then applying a market-based discount rate to those cash flow. The acquired loans were evaluated upon the respective acquisition dates and classified as either purchased performing or PCI (see Note 5).

In the aggregate, loans totaling $57 million were deemed PCI and were recorded at a discount from the corresponding outstanding principal balance of $67 million. The remaining acquired loans were deemed purchased performing and had a fair value of $2.28 billion and an outstanding principal balance of $2.32 billion, resulting in a discount that will be accreted over the remaining lives of the loans. Included in the Consolidated Statements of Income for the year end December 31, 2017 is approximately $75 million of interest income attributable to these acquisitions since the respective acquisition dates.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents selected unaudited pro forma financial information of the Company, reflecting the acquisitions of Suffolk and LEAF, assuming the acquisitions were completed as of the beginning of the respective periods:

Years ended December 31 (in millions, except per common share data)	2017	2016
Selected Financial Results:
Net interest income	$1,128.3	$1,067.4
Provision for loan losses	26.0	36.6
Non-interest income	362.8	365.7
Non-interest expense	958.8	944.4
Net income	364.7	310.1
Net income available to common shareholders	350.6	308.3
EPS:
Basic	$1.04	$0.93
Diluted	1.03	0.93

The selected unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Merger-related expenses attributable to the acquisitions that were incurred by People’s United, Suffolk and LEAF during the years ended December 31, 2017 and 2016 are not reflected in the selected unaudited pro forma financial information. Pro forma basic and diluted EPS were calculated using People’s United’s actual weighted-average common shares outstanding for the periods presented, plus the incremental common shares issued, assuming the acquisitions occurred at the beginning of the periods presented.

Acquisitions Completed in 2016

Gerstein Fisher

In November 2016, PSI completed its acquisition of Gerstein Fisher, a $3 billion investment management firm based in New York City, in an all-cash transaction. The fair value of the consideration transferred in the Gerstein Fisher acquisition consisted of $57.4 million in cash and $18.3 million in contingent consideration. The Company’s results of operations for the year ended December 31, 2016 include the results of Gerstein Fisher for November and December 2016.

In connection with this acquisition, the Company recorded: (i) goodwill of $31.7 million; (ii) other acquisition-related intangible assets, representing client relationships, trade name, and non-compete, favorable lease and mutual fund management contracts, totaling $42.3 million; and (iii) other assets totaling $1.7 million. Merger-related expenses recorded during the years ended December 31, 2017 and 2016 related to this acquisition totaled $0.3 million and $1.9 million, respectively.

Eagle Insurance

In April 2016, PUIA completed its acquisition of Eagle Insurance Group, LLC (“Eagle Insurance”), a Massachusetts-based insurance brokerage firm, focused on commercial insurance, in an all-cash transaction. The fair value of the consideration transferred in the Eagle Insurance acquisition consisted of $2.4 million in cash and $1.5 million in contingent consideration. In connection with this acquisition, the Company recorded (i) goodwill of $2.3 million and (ii) other acquisition-related intangible assets, representing insurance relationships, of $1.6 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquisition Completed in 2015

Kesten-Brown Insurance

In October 2015, PUIA completed its acquisition of Kesten-Brown Insurance, LLC (“Kesten-Brown”), a Connecticut-based insurance brokerage firm that focuses on commercial lines and employee benefits, in an all-cash transaction. The fair value of the consideration transferred in the Kesten-Brown acquisition consisted of $10.2 million in cash and $2.0 million in contingent consideration. In connection with this acquisition, the Company recorded: (i) goodwill of $7.1 million; (ii) other acquisition-related intangible assets, representing insurance relationships, of $5.0 million; and (iii) other assets of $0.1 million.

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2017 and 2016, tax deductible goodwill totaled $72.3 million and $77.9 million, respectively.

NOTE 3 – Cash and Short-Term Investments

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $112.4 million and $91.8 million at December 31, 2017 and 2016, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks and interest-bearing deposits at the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and had yields of 1.50% and 0.75% at December 31, 2017 and 2016, respectively.

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2017	2016
Interest-bearing deposits at the FRB-NY	$340.4	$169.8
Money market mutual funds	25.4	7.9
Other (1)	11.7	4.0

Total short-term investments	$377.5	$181.7

(1)	Includes cash collateral posted for certain derivative positions at December 31, 2017 (none at December 31, 2016).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s securities available-for-sale and securities held-to-maturity are as follows:

As of December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale:
Debt securities:
U.S. Treasury and agency	$687.1	$—	$(18.3)	$668.8
GSE mortgage-backed securities and CMOs	2,477.8	7.4	(28.7)	2,456.5

Total debt securities	3,164.9	7.4	(47.0)	3,125.3
Equity securities (1)	9.6	—	(0.9)	8.7

Total securities available-for-sale	$3,174.5	$7.4	$(47.9)	$3,134.0

Securities held-to-maturity:
Debt securities:
State and municipal	$2,060.4	$64.5	$(4.6)	$2,120.3
GSE mortgage-backed securities	1,474.9	0.3	(15.4)	1,459.8
Corporate	51.3	0.8	—	52.1
Other	1.5	—	—	1.5

Total securities held-to-maturity	$3,588.1	$65.6	$(20.0)	$3,633.7

(1)	During the quarter ended March 31, 2017, the Company exchanged its ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company (fair value of approximately $10.8 million at acquisition).

As of December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale:
Debt securities:
U.S. Treasury and agency	$889.9	$0.3	$(30.5)	$859.7
GSE mortgage-backed securities and CMOs	3,573.1	15.0	(38.1)	3,550.0

Total debt securities	4,463.0	15.3	(68.6)	4,409.7
Equity securities	0.2	—	—	0.2

Total securities available-for-sale	$4,463.2	$15.3	$(68.6)	$4,409.9

Securities held-to-maturity:
Debt securities:
State and municipal	$1,499.1	$33.9	$(23.5)	$1,509.5
GSE mortgage-backed securities	500.8	—	(3.2)	497.6
Corporate	4.0	—	—	4.0
Other	1.5	—	—	1.5

Total securities held-to-maturity	$2,005.4	$33.9	$(26.7)	$2,012.6

At December 31, 2017 and 2016, securities available-for-sale with a fair value of $1.94 billion and $1.26 billion, respectively, and securities held-to-maturity with an amortized cost of $1.37 billion and $555.1 million, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2017, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities and CMOs is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale			Held-to-Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield

U.S. Treasury and agency:
Within 1 year	$1.0	$1.0	0.84%	$—	$—	—%
After 1 but within 5 years	574.4	560.6	1.54	—	—	—
After 5 but within 10 years	111.7	107.2	1.44	—	—	—

Total	687.1	668.8	1.52	—	—	—

GSE mortgage-backed securities and CMOs:
After 1 but within 5 years	—	—	—	136.8	135.1	2.12
After 5 but within 10 years	506.0	512.1	2.67	914.7	905.8	2.44
After 10 years	1,971.8	1,944.4	2.02	423.4	418.9	2.06

Total	2,477.8	2,456.5	2.16	1,474.9	1,459.8	2.30

State and municipal:
Within 1 year	—	—	—	16.7	16.7	3.12
After 1 but within 5 years	—	—	—	117.8	120.0	3.52
After 5 but within 10 years	—	—	—	354.2	370.8	3.68
After 10 years	—	—	—	1,571.7	1,612.8	4.57

Total	—	—	—	2,060.4	2,120.3	4.35

Corporate:
After 1 but within 5 years	—	—	—	51.3	52.1	4.48

Total	—	—	—	51.3	52.1	4.48

Other:
After 1 but within 5 years	—	—	—	1.5	1.5	2.46

Total	—	—	—	1.5	1.5	2.46

Total:
Within 1 year	1.0	1.0	0.84	16.7	16.7	3.12
After 1 but within 5 years	574.4	560.6	1.54	307.4	308.7	3.06
After 5 but within 10 years	617.7	619.3	2.45	1,268.9	1,276.6	2.79
After 10 years	1,971.8	1,944.4	2.02	1,995.1	2,031.7	4.04

Total	$3,164.9	$3,125.3	2.02%	$3,588.1	$3,633.7	3.51%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize those securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
GSE mortgage-backed securities and CMOs	$1,013.5	$(8.7)	$1,114.8	$(20.0)	$2,128.3	$(28.7)
U.S. Treasury and agency	156.0	—	507.7	(18.3)	663.7	(18.3)
Equity securities	8.7	(0.9)	—	—	8.7	(0.9)
Securities held-to-maturity:
GSE mortgage-backed securities	1,289.3	(14.7)	45.0	(0.7)	1,334.3	(15.4)
State and municipal	106.2	(0.5)	224.9	(4.1)	331.1	(4.6)

Total	$2,573.7	$(24.8)	$1,892.4	$(43.1)	$4,466.1	$(67.9)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2016 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
GSE mortgage-backed securities and CMOs	$2,339.6	$(26.6)	$396.9	$(11.5)	$2,736.5	$(38.1)
U.S. Treasury and agency	828.3	(30.5)	—	—	828.3	(30.5)
Securities held-to-maturity:
State and municipal	581.7	(23.5)	—	—	581.7	(23.5)
GSE mortgage-backed securities	497.6	(3.2)	—	—	497.6	(3.2)

Total	$4,247.2	$(83.8)	$396.9	$(11.5)	$4,644.1	$(95.3)

At December 31, 2017, approximately 25% of the 2,078 securities owned by the Company, consisting of 107 securities classified as available-for-sale and 415 securities classified as held-to-maturity, had gross unrealized losses totaling $47.9 million and $20.0 million, respectively. All of the GSE mortgage-backed securities and CMOs had AAA credit ratings and an average contractual maturity of 10 years. The state and municipal securities had an average credit rating of AA and an average maturity of nine years.

The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at December 31, 2017 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. In December 2017, the Company undertook a tax planning strategy in response to tax reform (see Note 12) which resulted in the sale of U.S. Treasury and CMO securities with a combined amortized cost of $291.3 million and recognition of $10.0 million of gross realized losses. During the quarter ended March 31, 2017, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million and recorded $15.7 million of gross realized losses. In 2016, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $403.0 million and recorded $6.1 million of gross realized losses. Including other minor gains and losses, net security losses totaled $25.4 million and $5.9 million for the years ended December 31, 2017 and 2016, respectively.

The components of net security losses on debt securities are summarized below. Net gains and losses on trading account securities, which are not included in the table below, totaled less than $0.1 million for each of the years ended December 31, 2017, 2016 and 2015.

Years ended December 31 (in millions)	2017	2016	2015
Debt securities:
Gains	$2.1	$0.2	$0.3
Losses	(27.5)	(6.1)	(0.3)

Net security losses	$(25.4)	$(5.9)	$—

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total amortized cost of $130.0 million and $155.0 million at December 31, 2017 and 2016, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total amortized cost of $12.0 million and $11.3 million at December 31, 2017 and 2016, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2017 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $6.6 million, $5.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Bank, as a member of the Federal Reserve Bank system beginning in 2015, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $170.3 million and $149.5 million at December 31, 2017 and 2016, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2017 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $3.7 million, $3.1 million and $7.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	2017			2016
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$10,126.6	$942.1	$11,068.7	$10,012.6	$234.7	$10,247.3
Commercial and industrial	8,129.9	601.2	8,731.1	7,939.0	186.1	8,125.1
Equipment financing	3,308.5	596.9	3,905.4	3,020.9	11.6	3,032.5

Total Commercial Portfolio	21,565.0	2,140.2	23,705.2	20,972.5	432.4	21,404.9

Retail:
Residential mortgage:
Adjustable-rate	5,782.6	144.0	5,926.6	5,453.8	95.3	5,549.1
Fixed-rate	758.0	121.1	879.1	613.5	54.1	667.6

Total residential mortgage	6,540.6	265.1	6,805.7	6,067.3	149.4	6,216.7

Home equity and other consumer:
Home equity	1,960.0	55.2	2,015.2	2,044.9	27.7	2,072.6
Other consumer	45.6	3.6	49.2	50.0	0.7	50.7

Total home equity and other consumer	2,005.6	58.8	2,064.4	2,094.9	28.4	2,123.3

Total Retail Portfolio	8,546.2	323.9	8,870.1	8,162.2	177.8	8,340.0

Total loans	$30,111.2	$2,464.1	$32,575.3	$29,134.7	$610.2	$29,744.9

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $80.4 million at December 31, 2017 and $69.9 million at December 31, 2016.

At December 31, 2017, 24%, 23% and 17% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to customers located in the New England states as a group represented 54% and 59% of total loans at December 31, 2017 and 2016, respectively. Substantially the entire equipment financing portfolio (95% and 96% at December 31, 2017 and 2016, respectively) was to customers located outside of New England. At December 31, 2017, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 6%.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Included in the Commercial portfolio are construction loans totaling $575.0 million and $604.1 million at December 31, 2017 and 2016, respectively, net of the unadvanced portion of such loans totaling $327.1 million and $243.1 million, respectively.

At both December 31, 2017 and 2016, residential mortgage loans included $1.2 billion of interest-only loans. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $65.3 million and $84.2 million at December 31, 2017 and 2016, respectively, net of the unadvanced portion of such loans totaling $17.9 million and $21.4 million, respectively.

People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $3.2 million, $6.3 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Loans held-for-sale at December 31, 2017 and 2016 consisted of newly-originated residential mortgage loans with carrying amounts of $16.6 million and $39.3 million, respectively. During 2017 and 2015 (none in 2016), the Company sold acquired loans with outstanding principal balances totaling $7.9 million and $24.1 million, respectively (carrying amounts of $5.0 million and $22.3 million, respectively) and recognized net gains on sales totaling $2.4 million and $1.7 million, respectively.

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2014	$169.6	$9.8	$179.4	$18.5	$0.4	$18.9	$198.3
Charge-offs	(20.1)	—	(20.1)	(7.9)	—	(7.9)	(28.0)
Recoveries	4.9	—	4.9	2.4	—	2.4	7.3

Net loan charge-offs	(15.2)	—	(15.2)	(5.5)	—	(5.5)	(20.7)
Provision for loan losses	27.4	(1.9)	25.5	8.1	(0.2)	7.9	33.4

Balance at December 31, 2015	181.8	7.9	189.7	21.1	0.2	21.3	211.0

Charge-offs	(13.5)	(1.4)	(14.9)	(8.5)	—	(8.5)	(23.4)
Recoveries	2.1	—	2.1	3.0	—	3.0	5.1

Net loan charge-offs	(11.4)	(1.4)	(12.8)	(5.5)	—	(5.5)	(18.3)
Provision for loan losses	28.4	(0.4)	28.0	8.6	—	8.6	36.6

Balance at December 31, 2016	198.8	6.1	204.9	24.2	0.2	24.4	229.3

Charge-offs	(17.1)	(4.4)	(21.5)	(6.4)	—	(6.4)	(27.9)
Recoveries	4.6	0.3	4.9	2.1	—	2.1	7.0

Net loan charge-offs	(12.5)	(4.1)	(16.6)	(4.3)	—	(4.3)	(20.9)
Provision for loan losses	14.8	1.4	16.2	9.8	—	9.8	26.0

Balance at December 31, 2017	$201.1	$3.4	$204.5	$29.7	$0.2	$29.9	$234.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by loan portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances:

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (1)		Total
As of December 31, 2017 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$141.2	$4.6	$21,423.8	$196.5	$2,140.2	$3.4	$23,705.2	$204.5
Retail	94.0	2.4	8,452.2	27.3	323.9	0.2	8,870.1	29.9

Total	$235.2	$7.0	$29,876.0	$223.8	$2,464.1	$3.6	$32,575.3	$234.4

	Originated Loans Individually Evaluated for Impairment		Originated Loans Collectively Evaluated for Impairment		Acquired Loans (1)		Total
As of December 31, 2016 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$161.8	$5.8	$20,810.7	$193.0	$432.4	$6.1	$21,404.9	$204.9
Retail	91.8	3.2	8,070.4	21.0	177.8	0.2	8,340.0	24.4

Total	$253.6	$9.0	$28,881.1	$214.0	$610.2	$6.3	$29,744.9	$229.3

(1)	Approximately $3.0 million of the allowance at December 31, 2017 relates to Commercial and Retail PCI loans totaling $370.4 million and $128.1 million, respectively. The remainder of the acquired portfolio represents purchased performing loans with an allowance of approximately $0.6 million at that date. The allowance at December 31, 2016 relates entirely to PCI loans (no acquired loans were purchased performing at that date).

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2017	2016	2015
Commercial:
Commercial real estate	$23.7	$22.3	$30.2
Commercial and industrial	32.6	41.5	44.9
Equipment financing	44.3	39.4	27.5

Total (1)	100.6	103.2	102.6

Retail:
Residential mortgage	32.7	27.4	37.2
Home equity	15.4	17.4	19.5
Other consumer	—	—	0.1

Total (2)	48.1	44.8	56.8

Total	$148.7	$148.0	$159.4

(1)	Reported net of government guarantees totaling $3.1 million, $13.1 million and $16.9 million at December 31, 2017, 2016 and 2015, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2017, the principal loan classes to which these government guarantees relate are commercial and industrial loans (94%) and commercial real estate loans (6%).
(2)	Includes $15.2 million, $9.8 million and $19.9 million of loans in the process of foreclosure at December 31, 2017, 2016 and 2015, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by an FDIC loss-share agreement (“LSA”) which totaled $25.1 million at December 31, 2017; $24.7 million at December 31, 2016; and $30.0 million at December 31, 2015. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes $4.7 million of purchased performing loans at December 31, 2017, all of which became non-performing subsequent to acquisition.

If interest payments on all loans classified as non-performing at December 31, 2017, 2016 and 2015 had been made during the respective years in accordance with the loan agreements, interest income of $16.2 million, $14.4 million and $14.1 million would have been recognized on such loans for the respective years. Interest income actually recognized on non-performing loans totaled $1.7 million, $1.8 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017 and 2016, People’s United’s recorded investment in loans classified as TDRs totaled $186.9 million and $189.9 million, respectively. The related allowance for loan losses was $4.4 million at December 31, 2017 and $4.2 million at December 31, 2016. Interest income recognized on TDRs totaled $4.7 million, $4.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2017, 2016 and 2015. Loans that were modified and classified as TDRs during 2017 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2017 and 2016. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2017
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate (1)	17	$7.5	$7.5
Commercial and industrial (2)	39	52.4	52.4
Equipment financing (3)	58	35.5	35.5

Total	114	95.4	95.4

Retail:
Residential mortgage (4)	52	13.6	13.6
Home equity (5)	76	5.3	5.3
Other consumer	—	—	—

Total	128	18.9	18.9

Total	242	$114.3	$114.3

(1)	Represents the following concessions: extension of term (11 contracts; recorded investment of $2.3 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $3.1 million); temporary rate reduction (1 contract; recorded investment of $1.7 million); or a combination of concessions (1 contract; recorded investment of $0.4 million).
(2)	Represents the following concessions: extension of term (34 contracts; recorded investment of $42.2 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $9.9 million); or a combination of concessions (1 contract; recorded investment of $0.3 million).
(3)	Represents the following concessions: extension of term (1 contract; recorded investment of $1.0 million); reduced payment and/or payment deferral (26 contracts; recorded investment of $23.3 million); or a combination of concessions (31 contracts; recorded investment of $11.2 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (32 contracts; recorded investment of $5.9 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $4.0 million); or a combination of concessions (9 contracts; recorded investment of $3.7 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (48 contracts; recorded investment of $2.9 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $1.2 million); or a combination of concessions (15 contracts; recorded investment of $1.2 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended December 31, 2016
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate (1)	18	$28.2	$28.2
Commercial and industrial (2)	51	44.9	44.9
Equipment financing (3)	61	30.7	30.7

Total	130	103.8	103.8

Retail:
Residential mortgage (4)	57	15.5	15.5
Home equity (5)	62	4.5	4.5
Other consumer	—	—	—

Total	119	20.0	20.0

Total	249	$123.8	$123.8

(1)	Represents the following concessions: extension of term (13 contracts; recorded investment of $8.1 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $3.0 million); or a combination of concessions (2 contracts; recorded investment of $17.1 million).
(2)	Represents the following concessions: extension of term (32 contracts; recorded investment of $23.4 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $9.9 million); or a combination of concessions (9 contracts; recorded investment of $11.6 million).
(3)	Represents the following concessions: extension of term (17 contracts; recorded investment of $6.2 million); reduced payment and/or payment deferral (30 contracts; recorded investment of $17.6 million); or a combination of concessions (14 contracts; recorded investment of $6.9 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (21 contracts; recorded investment of $3.7 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $5.8 million); or a combination of concessions (23 contracts; recorded investment of $6.0 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (38 contracts; recorded investment of $2.5 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.4 million); or a combination of concessions (20 contracts; recorded investment of $1.6 million).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2017 and 2016. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2017 or 2016.

	2017		2016
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	1	$0.1	3	$1.1
Commercial and industrial	1	0.9	5	8.6
Equipment financing	13	4.6	20	2.8

Total	15	5.6	28	12.5

Retail:
Residential mortgage	11	3.6	12	2.6
Home equity	12	1.4	12	0.8
Other consumer	—	—	—	—

Total	23	5.0	24	3.4

Total	38	$10.6	52	$15.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	2017			2016
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses

Without a related allowance for loan losses:
Commercial:
Commercial real estate	$37.7	$36.3	$—	$41.4	$40.0	$—
Commercial and industrial	27.9	25.5	—	50.7	45.7	—
Equipment financing	36.9	32.8	—	38.2	35.3	—
Retail:
Residential mortgage	67.6	60.8	—	63.6	58.0	—
Home equity	24.0	20.2	—	22.4	18.7	—
Other consumer	—	—	—	—	—	—

Total	$194.1	$175.6	$—	$216.3	$197.7	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$11.7	$9.9	$0.9	$12.2	$11.4	$0.6
Commercial and industrial	26.9	26.0	2.6	25.9	25.0	4.7
Equipment financing	11.6	10.7	1.1	5.0	4.4	0.5
Retail:
Residential mortgage	11.4	11.4	1.7	13.1	13.1	2.3
Home equity	1.7	1.6	0.7	2.1	2.0	0.9
Other consumer	—	—	—	—	—	—

Total	$63.3	$59.6	$7.0	$58.3	$55.9	$9.0

Total impaired loans:
Commercial:
Commercial real estate	$49.4	$46.2	$0.9	$53.6	$51.4	$0.6
Commercial and industrial	54.8	51.5	2.6	76.6	70.7	4.7
Equipment financing	48.5	43.5	1.1	43.2	39.7	0.5

Total	152.7	141.2	4.6	173.4	161.8	5.8

Retail:
Residential mortgage	79.0	72.2	1.7	76.7	71.1	2.3
Home equity	25.7	21.8	0.7	24.5	20.7	0.9
Other consumer	—	—	—	—	—	—

Total	104.7	94.0	2.4	101.2	91.8	3.2

Total	$257.4	$235.2	$7.0	$274.6	$253.6	$9.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2017		2016		2015
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$55.8	$1.2	$56.7	$1.4	$65.6	$1.6
Commercial and industrial	63.4	1.9	62.6	2.1	71.6	1.8
Equipment financing	44.4	0.4	37.1	0.3	28.0	0.9

Total	163.6	3.5	156.4	3.8	165.2	4.3

Retail:
Residential mortgage	71.8	1.7	71.8	1.6	75.2	1.5
Home equity	21.2	0.4	21.6	0.3	21.2	0.3
Other consumer	—	—	—	—	—	—

Total	93.0	2.1	93.4	1.9	96.4	1.8

Total	$256.6	$5.6	$249.8	$5.7	$261.6	$6.1

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2017 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$10,102.3	$11.0	$13.3	$24.3	$10,126.6
Commercial and industrial	8,099.0	14.9	16.0	30.9	8,129.9
Equipment financing	3,219.7	83.1	5.7	88.8	3,308.5

Total	21,421.0	109.0	35.0	144.0	21,565.0

Retail:
Residential mortgage	6,487.3	32.8	20.5	53.3	6,540.6
Home equity	1,945.2	7.4	7.4	14.8	1,960.0
Other consumer	45.3	0.3	—	0.3	45.6

Total	8,477.8	40.5	27.9	68.4	8,546.2

Total originated loans	$29,898.8	$149.5	$62.9	$212.4	$30,111.2

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $10.6 million, $19.5 million and $38.6 million, respectively, and $20.2 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, credit quality indicators:

As of December 31, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,859.3	$7,760.7	$2,899.9	$20,519.9
Special mention	159.4	124.0	91.8	375.2
Substandard	107.0	244.2	316.8	668.0
Doubtful	0.9	1.0	—	1.9

Total originated loans	10,126.6	8,129.9	3,308.5	21,565.0

Acquired loans:
Pass	892.0	520.0	596.9	2,008.9
Special mention	14.8	15.2	—	30.0
Substandard	35.3	66.0	—	101.3
Doubtful	—	—	—	—

Total acquired loans	942.1	601.2	596.9	2,140.2

Total	$11,068.7	$8,731.1	$3,905.4	$23,705.2

As of December 31, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,292.1	$925.6	$28.2	$4,245.9
Moderate risk	2,738.8	640.0	7.1	3,385.9
High risk	509.7	394.4	10.3	914.4

Total originated loans	6,540.6	1,960.0	45.6	8,546.2

Acquired loans:
Low risk	148.0	—	—	148.0
Moderate risk	65.7	—	—	65.7
High risk	51.4	55.2	3.6	110.2

Total acquired loans	265.1	55.2	3.6	323.9

Total	$6,805.7	$2,015.2	$49.2	$8,870.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,817.2	$7,580.6	$2,617.9	$20,015.7
Special mention	107.3	121.9	98.8	328.0
Substandard	87.1	233.3	304.2	624.6
Doubtful	1.0	3.2	—	4.2

Total originated loans	10,012.6	7,939.0	3,020.9	20,972.5

Acquired loans:
Pass	182.9	155.5	1.0	339.4
Special mention	13.5	3.6	8.6	25.7
Substandard	37.6	27.0	2.0	66.6
Doubtful	0.7	—	—	0.7

Total acquired loans	234.7	186.1	11.6	432.4

Total	$10,247.3	$8,125.1	$3,032.5	$21,404.9

As of December 31, 2016 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,016.4	$950.9	$31.1	$3,998.4
Moderate risk	2,538.9	663.9	7.2	3,210.0
High risk	512.0	430.1	11.7	953.8

Total originated loans	6,067.3	2,044.9	50.0	8,162.2

Acquired loans:
Low risk	75.7	—	—	75.7
Moderate risk	27.5	—	—	27.5
High risk	46.2	27.7	0.7	74.6

Total acquired loans	149.4	27.7	0.7	177.8

Total	$6,216.7	$2,072.6	$50.7	$8,340.0

Acquired PCI Loans

At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.65 billion; expected cash flows of $7.09 billion; and a fair value (initial carrying amount) of $5.42 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($560.1 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.67 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2017, the outstanding principal balance and carrying amount of the PCI loan portfolio were $587.7 million and $498.5 million, respectively ($707.0 million and $610.2 million, respectively, at December 31, 2016).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

Years ended December 31 (in millions)	2017	2016	2015
Balance at beginning of period	$255.4	$296.0	$396.3
Acquisitions	13.1	—	—
Accretion	(29.1)	(39.0)	(55.5)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	1.1
Other changes in expected cash flows (2)	(19.7)	(1.6)	(45.9)

Balance at end of period	$219.7	$255.4	$296.0

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

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

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” totaled $0.4 million and $1.8 million at December 31, 2017 and 2016, respectively, and is included in other assets in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of People’s United’s goodwill are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2015	$1,222.8	$681.9	$54.0	$1,958.7
Acquisition of:
Gerstein Fisher	—	—	31.7	31.7
Eagle Insurance	—	—	2.3	2.3
Adjustments	(0.7)	(2.3)	3.0	—

Balance at December 31, 2016	1,222.1	679.6	91.0	1,992.7
Acquisition of:
Suffolk	229.8	40.5	—	270.3
LEAF	148.4	—	—	148.4

Balance at December 31, 2017	$1,600.3	$720.1	$91.0	$2,411.4

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United’s other acquisition-related intangible assets:

	2017			2016
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Intangibles amortized:
Trade name intangible	$123.9	$57.7	$66.2	$123.0	$50.3	$72.7
Core deposit intangible	171.9	148.5	23.4	143.8	132.0	11.8
Client relationships	24.4	2.4	22.0	24.4	0.3	24.1
Trust relationships	42.7	28.5	14.2	42.7	25.6	17.1
Insurance relationships	38.1	32.9	5.2	38.1	32.0	6.1
Favorable lease agreement	0.7	0.1	0.6	0.7	—	0.7
Non-compete agreements	0.6	0.1	0.5	0.4	—	0.4

Total	$402.3	$270.2	132.1	$373.1	$240.2	132.9

Mutual fund management contracts (not amortized)			16.5			16.5

Total other acquisition-related intangible assets			$148.6			$149.4

Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 13 years. Amortization expense of other acquisition-related intangible assets totaled $30.0 million, $23.6 million and $23.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; and $13.5 million in 2022. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2017, 2016 and 2015.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2017	2016
Land	$47.2	$38.1
Buildings	283.9	265.1
Leasehold improvements	161.3	161.8
Furniture and equipment	256.2	236.2

Total	748.6	701.2
Less: Accumulated depreciation and amortization	495.6	456.7

Total premises and equipment, net	$253.0	$244.5

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $39.1 million, $36.9 million and $39.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 8 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2017	2016
Affordable housing investments (note 12)	$250.7	$195.2
Leased equipment	165.8	176.9
Accrued interest receivable	122.9	101.8
Fair value of derivative financial instruments (notes 19 and 21)	77.9	174.0
Current income tax receivable (note 12)	68.7	29.9
Assets held in trust for supplemental retirement plans (note 17)	41.3	39.6
Funded status of defined benefit pension plans (note 17):
People’s United	40.5	24.9
Chittenden	5.9	4.6
Receivables arising from securities brokerage and insurance businesses	31.8	32.0
Economic development investments	21.5	20.3
Investment in joint venture	21.2	21.3
Loans in process	20.1	63.9
Other prepaid expenses	19.4	15.9
Net deferred tax asset (note 12)	—	9.4
REO:
Commercial	9.3	4.0
Residential	7.6	8.1
Repossessed assets	2.5	7.2
Other	45.6	38.2

Total other assets	$952.7	$967.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of other liabilities are as follows:

As of December 31 (in millions)	2017	2016
Future contingent commitments for affordable housing investments (note 12)	$99.6	$92.5
Fair value of derivative financial instruments (notes 19 and 21)	88.3	121.7
Accrued expenses payable	82.8	68.0
Liabilities for supplemental retirement plans (note 17)	68.4	68.1
Accrued employee benefits	60.7	50.6
Payables arising from securities brokerage and insurance businesses	39.8	33.0
Accrued interest payable	18.1	14.2
Other postretirement plan (note 17)	14.6	13.6
Net deferred tax liability (note 12)	11.3	—
Funded status of defined benefit pension plans (note 17):
Suffolk	8.5	—
Other	79.7	58.5

Total other liabilities	$571.8	$520.2

NOTE 9 – Deposits

The following is an analysis of People’s United’s total deposits by product type:

	2017		2016
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$8,002.4	—%	$6,660.8	—%

Savings	4,410.5	0.14	4,397.7	0.14

Interest-bearing checking and money market	15,189.1	0.57	14,260.1	0.27

Time deposits maturing:
Within 3 months	1,785.3	1.04	1,054.9	0.70
After 3 but within 6 months	740.5	0.90	852.4	0.75
After 6 months but within 1 year	1,354.9	1.14	835.2	0.75
After 1 but within 2 years	1,060.0	1.42	1,256.3	1.09
After 2 but within 3 years	358.9	1.73	142.7	1.26
After 3 but within 4 years	62.0	1.03	335.1	1.81
After 4 but within 5 years	92.6	1.62	65.5	1.03
After 5 years	0.1	0.86	0.1	0.93

Total	5,454.3	1.17	4,542.2	0.93

Total deposits	$33,056.3	0.47%	$29,860.8	0.29%

Time deposits issued in amounts of $100,000 or more totaled $2.5 billion and $2.0 billion at December 31, 2017 and 2016, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $2.2 million and $1.7 million at December 31, 2017 and 2016, respectively, have been classified as loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2017	2016	2015
Savings	$9.7	$9.6	$11.4
Interest-bearing checking and money market	70.4	43.4	32.1
Time	50.6	47.9	52.0

Total	$130.7	$100.9	$95.5

NOTE 10 – Borrowings

People’s United’s borrowings are summarized as follows:

	2017		2016
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$1,863.0	1.49%	$2,250.0	0.69%
After 1 month but within 1 year	891.5	1.86	550.0	0.77
After 1 but within 2 years	—	—	256.1	2.71
After 2 but within 3 years	15.1	1.76	—	—
After 4 but within 5 years	0.9	0.75	—	—
After 5 years	3.9	1.50	5.0	1.34

Total FHLB advances	2,774.4	1.61	3,061.1	0.87

Federal funds purchased maturing:
Within 1 month	820.0	1.47	617.0	0.71

Total federal funds purchased	820.0	1.47	617.0	0.71

Customer repurchase agreements maturing:
Within 1 month	301.6	0.19	343.3	0.19

Total customer repurchase agreements	301.6	0.19	343.3	0.19

Other borrowings maturing:
Within 1 year	2.4	1.33	35.4	0.55
After 5 years	205.4	2.58	—	—

Total other borrowings	207.8	2.57	35.4	0.55

Total borrowings	$4,103.8	1.53%	$4,056.8	0.79%

At December 31, 2017, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans). At December 31, 2017, other borrowings included one remaining securitization totaling $205.4 million assumed in the LEAF acquisition, which can be repaid without penalty in 2018 (see Note 2).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2017	2016	2015
FHLB advances	$31.5	$19.3	$9.8
Federal funds purchased	7.1	2.9	0.8
Customer repurchase agreements	0.6	0.6	0.9
Other borrowings	2.1	—	—

Total	$41.3	$22.8	$11.5

Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2017	2016	2015
FHLB advances:
Balance at year end	$2,774.4	$3,061.1	$3,463.8
Average outstanding during the year	2,677.5	3,093.7	2,306.6
Maximum outstanding at any month end	3,130.8	3,562.5	3,463.8
Average interest rate during the year	1.17%	0.62%	0.42%

Federal funds purchased:
Balance at year end	$820.0	$617.0	$374.0
Average outstanding during the year	643.5	568.1	411.0
Maximum outstanding at any month end	820.0	872.0	582.0
Average interest rate during the year	1.11%	0.50%	0.19%

Customer repurchase agreements:
Balance at year end	$301.6	$343.3	$469.5
Carrying amount of collateral securities at year end	307.7	350.2	478.9
Average outstanding during the year	311.0	337.2	463.6
Maximum outstanding at any month end	331.6	427.2	504.5
Average interest rate during the year	0.19%	0.19%	0.19%

Other borrowings:
Balance at year end	$207.8	$35.4	$—
Average outstanding during the year	132.0	2.8	0.6
Maximum outstanding at any month end	237.4	35.4	1.0
Average interest rate during the year	1.60%	0.66%	1.76%

NOTE 11 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2017	2016
People’s United Financial, Inc.:
3.65% senior notes due 2022	$497.1	$496.5
5.80% fixed-rate/floating-rate subordinated notes due 2017	—	125.0
People’s United Bank:
4.00% subordinated notes due 2024	404.5	408.6

Total notes and debentures	$901.6	$1,030.1

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

People’s United assumed the 5.80% fixed-rate/floating-rate subordinated notes in connection with its acquisition of Chittenden Corporation (“Chittenden”). In February 2017, the Company repaid these subordinated notes.

NOTE 12 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2017	2016	2015
Income tax expense applicable to pre-tax income	$129.9	$128.5	$130.4
Deferred income tax expense (benefit) applicable to items reported in total other comprehensive income (loss) (note 16)	8.3	(10.6)	(5.3)

Total	$138.2	$117.9	$125.1

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2017	2016	2015
Current tax expense:
Federal	$88.9	$109.7	$103.6
State	15.2	15.1	12.7

Total current tax expense	104.1	124.8	116.3
Deferred tax expense (1)	25.8	3.7	14.1

Total income tax expense	$129.9	$128.5	$130.4

(1)	Includes the effect of decreases in the valuation allowance for state deferred tax assets of $0.6 million, $1.3 million and $0.1 million in 2017, 2016 and 2015, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 35%, to actual income tax expense:

	2017		2016		2015
Years ended December 31 (dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Expected income tax expense	$163.5	35.0%	$143.3	35.0%	$136.7	35.0%
State income tax, net of federal tax effect	12.2	2.6	10.0	2.5	9.3	2.4
Tax-exempt interest	(26.6)	(5.7)	(20.0)	(4.9)	(16.4)	(4.2)
Federal income tax credits	(11.6)	(2.5)	(5.3)	(1.3)	(0.4)	(0.1)
Tax-exempt income from BOLI	(2.2)	(0.5)	(2.0)	(0.5)	(1.6)	(0.4)
Tax benefits realized in connection with:
Enactment of the Tax Cuts and Jobs Act	(6.5)	(1.4)	—	—	—	—
Equity-based compensation	(1.1)	(0.2)	—	—	—	—
Other, net	2.2	0.5	2.5	0.6	2.8	0.7

Actual income tax expense	$129.9		$128.5		$130.4

Effective income tax rate		27.8%		31.4%		33.4%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company serves to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. In connection with its accounting for enactment of the Act, the Company recognized a one-time income tax benefit of $6.5 million during the quarter ended December 31, 2017. This benefit, which served to reduce income tax expense, reflects the revaluation of certain deferred tax assets ($105.7 million) and deferred tax liabilities ($112.2 million) based on the rates at which they are expected to reverse in the future (generally 21%). Forthcoming guidance, such as new regulations or technical corrections, could change how the Company interpreted certain provisions of the Act.

Under GAAP, the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. This is true even if the deferred taxes being revalued were established through a financial statement component other than continuing operations (e.g. accumulated other comprehensive income). Adjusting the deferred taxes for temporary differences that arose from items of income or loss that were originally recorded in accumulated other comprehensive income through continuing operations may result in a disproportionate tax effect lodged in accumulated other comprehensive income. In other words, the original deferred tax amount recorded through accumulated other comprehensive income at the old tax rate will remain in accumulated other comprehensive income despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new tax rate. The amounts lodged in accumulated other comprehensive income are often referred to as “stranded tax effects.”

In February 2018, the FASB issued new accounting guidance providing entities with the option to reclassify, from accumulated other comprehensive income to retained earnings, certain stranded tax effects resulting from application of the Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in the U.S. federal corporate income tax rate for all items accounted for in other comprehensive income (e.g. available-for-sale securities, employee benefits, cumulative translation adjustments, hedging items). These entities can also elect to reclassify other stranded tax effects that relate to the Act but which do not directly relate to the change in the federal rate (e.g. state taxes). Tax effects that are stranded in other comprehensive income for other reasons (e.g. prior changes in tax law, a change in valuation allowance) may not be reclassified. The guidance, which is effective for all organizations for fiscal years beginning after December 15, 2018 (with early adoption permitted), also includes several related disclosure requirements (see Note 1).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Effective January 1, 2017, People’s United adopted new stock-based compensation accounting rules, which require the income tax effects of vestings and exercises be recognized in income tax expense. As a result, the Company realized windfall income tax benefits totaling $1.1 million for the year ended December 31, 2017. This amount, which was recognized as a discrete period income tax benefit, served to lower the Company’s 2017 effective income tax rate by 0.2% (see Note 1).

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered VIEs, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($250.7 million and $195.2 million at December 31, 2017 and 2016, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($99.6 million and $92.5 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $16.7 million, $12.6 million and $12.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In 1998, the Bank formed a passive investment company, People’s Mortgage Investment Company (“PMIC”), in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of PMIC, and any dividends it pays to the Bank, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.4 billion at December 31, 2017 and expire between 2020 and 2032.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2017	2016
Deferred tax assets:
Leasing activities	$93.4	$122.2
State tax net operating loss carryforwards, net of federal tax effect	80.9	66.3
Allowance for loan losses and non-accrual interest	61.0	90.2
Equity-based compensation	12.4	19.0
Unrealized loss on securities available-for-sale	9.2	18.7
Unrealized loss on securities transferred to held-to-maturity	6.2	10.2
Pension and other postretirement benefits	3.7	10.9
Other deductible temporary differences	21.3	37.1

Total deferred tax assets	288.1	374.6
Less: valuation allowance for state deferred tax assets	(79.8)	(66.7)

Total deferred tax assets, net of the valuation allowance	208.3	307.9

Deferred tax liabilities:
Tax over book depreciation	(165.1)	(207.1)
Acquisition-related deferred tax liabilities	(21.0)	(35.3)
Book over tax income recognized on consumer loans	(13.0)	(18.4)
Mark-to-market and original issue discounts for tax purposes	(9.0)	(16.0)
Temporary differences related to merchant services joint venture	(3.9)	(6.3)
Deferred cancellation-of-indebtedness income	(3.0)	(9.0)
Other taxable temporary differences	(4.6)	(6.4)

Total deferred tax liabilities	(219.6)	(298.5)

Net deferred tax (liability) asset	$(11.3)	$9.4

Based on People’s United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United will realize its total deferred tax assets, net of the valuation allowance.

People’s United’s current income tax receivable at December 31, 2017 and 2016 totaled $68.7 million and $29.9 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2017	2016	2015
Balance at beginning of year	$2.8	$2.7	$3.0
Additions for tax positions taken in prior years	0.1	0.1	0.1
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statute of limitations	(0.2)	—	(0.4)

Balance at end of year	$2.7	$2.8	$2.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2017 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.8 million and $0.7 million at December 31, 2017 and 2016, respectively. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits is not expected to change significantly within the next twelve months. People’s United files a consolidated U.S. federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2011.

NOTE 13 – Stockholders’ Equity and Dividends

People’s United is authorized to issue 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at December 31, 2017, and 1.95 billion shares of common stock, par value of $0.01 per share, of which 435.6 million shares were issued at December 31, 2017.

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at December 31, 2017) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at December 31, 2017). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in 2014, no new awards may be granted under the RRP (see Note 18).

In April 2007, People’s United established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At that time, People’s United loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2017, 6.6 million shares of People’s United common stock, with a contra-equity balance of $137.3 million, have not been allocated or committed to be released.

Common dividends declared and paid per common share totaled $0.6875, $0.6775 and $0.6675 for the years ended December 31, 2017, 2016 and 2015, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) was 70.6%, 73.7% and 77.3% for the years ended December 31, 2017, 2016 and 2015, respectively.

In the ordinary course of business, People’s United (parent company) is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and other general corporate purposes. People’s United’s ability to pay cash dividends is governed by federal law, regulations and related guidance. The Bank’s ability to pay cash dividends directly or indirectly to People’s United also is governed by federal law and regulations. These provide that the Bank must receive OCC approval to declare a dividend if the total amount of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any current year exceeds the total of the Bank’s net income for the current year to date, combined with its retained net income for the previous two years, less the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock. The term “retained net income” as defined by federal regulations means the Bank’s net income for a specified period less the total amount of all dividends declared in that period.

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

In 2017, 2016 and 2015, the Bank paid a total of $292.0 million, $271.0 million and $245.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2017, the Bank’s retained net income, as defined by federal regulations, totaled $72.9 million.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2017, the capital conservation buffer is 1.25%. The capital conservation buffer increases for each year during the phase-in period as follows: 1.875% in 2018 and 2.5% in 2019.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by federal regulators about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2017, both People’s United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank’s capital classification would be warranted.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2017 and 2016 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2017, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $33.3 billion and $33.2 billion, respectively, compared to $30.5 billion for both entities at December 31, 2016.

	As of December 31, 2017		Minimum Capital Required Basel III Phase-In (2017)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,474.1	8.3%	$1,666.6	4.0%	N/A	N/A
Bank	3,543.0	8.5	1,663.0	4.0	$2,078.7	5.0%

CET 1 Risk-Based Capital (2):
People’s United	3,230.0	9.7	1,912.2	5.750	N/A	N/A
Bank	3,543.0	10.7	1,909.1	5.750	2,158.2	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,474.1	10.4	2,411.1	7.250	1,995.4	6.0
Bank	3,543.0	10.7	2,407.2	7.250	2,656.2	8.0

Total Risk-Based Capital (4):
People’s United	4,057.7	12.2	3,076.2	9.250	3,325.6	10.0
Bank	4,179.7	12.6	3,071.2	9.250	3,320.2	10.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2016		Minimum Capital Required Basel III Phase-In (2016)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,256.1	8.4%	$1,546.7	4.0%	N/A	N/A
Bank	3,430.5	8.9	1,537.0	4.0	$1,921.2	5.0%

CET 1 Risk-Based Capital (2):
People’s United	3,012.0	9.9	1,565.2	5.125	N/A	N/A
Bank	3,430.5	11.3	1,562.5	5.125	1,981.8	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,256.1	10.7	2,023.3	6.625	1,832.4	6.0
Bank	3,430.5	11.3	2,019.9	6.625	2,439.1	8.0

Total Risk-Based Capital (4):
People’s United	3,802.9	12.5	2,634.1	8.625	3,054.0	10.0
Bank	4,062.1	13.3	2,629.7	8.625	3,048.9	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available-for-sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held-to-maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

NOTE 15 – Earnings Per Common Share

The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per common share data)	2017	2016	2015
Net income available to common shareholders	$323.1	$279.2	$260.1
Dividends paid on and undistributed earnings allocated to participating securities	(0.5)	(0.9)	(1.1)

Earnings attributable to common shareholders	$322.6	$278.3	$259.0

Weighted average common shares outstanding for basic EPS	330.3	303.1	300.4
Effect of dilutive equity-based awards	2.6	0.9	—

Weighted average common shares and common-equivalent shares for diluted EPS	332.9	304.0	300.4

Basic EPS	$0.98	$0.92	$0.86

Diluted EPS	$0.97	$0.92	$0.86

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 8.9 million shares, 13.6 million shares and 19.7 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 16 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on securities available-for-sale; (iii) net unrealized gains and losses on securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2017, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Securities Available-for-Sale	Net Unrealized Gains (Losses) on Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL

Balance at December 31, 2014	$(142.9)	$(3.7)	$(21.5)	$(0.1)	$(168.2)

Other comprehensive income (loss) before reclassifications	(2.2)	(14.0)	—	(0.7)	(16.9)
Amounts reclassified from AOCL (1)	5.1	—	2.0	0.8	7.9

Current period other comprehensive income (loss)	2.9	(14.0)	2.0	0.1	(9.0)

Balance at December 31, 2015	(140.0)	(17.7)	(19.5)	—	(177.2)

Other comprehensive income (loss) before reclassifications	(9.6)	(18.3)	—	(0.1)	(28.0)
Amounts reclassified from AOCL (1)	4.0	3.7	2.1	0.4	10.2

Current period other comprehensive income (loss)	(5.6)	(14.6)	2.1	0.3	(17.8)

Balance at December 31, 2016	(145.6)	(32.3)	(17.4)	0.3	(195.0)

Other comprehensive income (loss) before reclassifications	(2.8)	(5.3)	—	(0.6)	(8.7)
Amounts reclassified from AOCL (1)	4.3	16.0	2.3	(0.6)	22.0

Current period other comprehensive income (loss)	1.5	10.7	2.3	(1.2)	13.3

Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)

(1)	See the following table for details about these reclassifications.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2017	2016	2015
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(9.3)	$(7.2)	$(9.1)	(1)
Prior service credit	0.8	0.8	1.0	(1)

	(8.5)	(6.4)	(8.1)	Income before income tax expense
	4.2	2.4	3.0	Income tax expense

	(4.3)	(4.0)	(5.1)	Net income

Reclassification adjustment for net realized losses on securities available-for-sale	(25.4)	(5.9)	—	Income before income tax expense (2)
	9.4	2.2	—	Income tax expense

	(16.0)	(3.7)	—	Net income

Amortization of unrealized losses on securities transferred to held-to-maturity	(3.7)	(3.3)	(3.1)	Income before income tax expense (3)
	1.4	1.2	1.1	Income tax expense

	(2.3)	(2.1)	(2.0)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	0.8	(0.8)	(1.3)	(4)
Interest rate locks	0.1	0.1	0.1	(4)

	0.9	(0.7)	(1.2)	Income before income tax expense
	(0.3)	0.3	0.4	Income tax expense

	0.6	(0.4)	(0.8)	Net income

Total reclassifications for the period	$(22.0)	$(10.2)	$(7.9)

(1)	Included in the computation of net periodic benefit income (expense) reflected in compensation and benefits expense (see Note 17 for additional details).
(2)	Included in non-interest income.
(3)	Included in interest and dividend income – securities.
(4)	Included in interest expense – notes and debentures.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2017	2016	2015
Net actuarial loss and other amounts related to pension and other postretirement plans	$83.5	$85.0	$81.5
Net unrealized loss on securities available-for-sale	12.7	18.8	10.3
Net unrealized loss on securities transferred to held-to-maturity	8.8	10.2	11.4
Net unrealized loss (gain) on derivatives accounted for as cash flow hedges	0.5	(0.2)	—

Total deferred income taxes	$105.5	$113.8	$103.2

The following is a summary of the components of People’s United’s total other comprehensive income (loss):

Year ended December 31, 2017 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount

Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(5.5)	$2.7	$(2.8)
Reclassification adjustment for net actuarial loss included in net income	9.3	(4.6)	4.7

Net actuarial gain	3.8	(1.9)	1.9

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	0.4	(0.4)

Net actuarial gain and prior service credit	3.0	(1.5)	1.5

Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding losses arising during the year	(8.6)	3.3	(5.3)
Reclassification adjustment for net realized losses included in net income	25.4	(9.4)	16.0

Net unrealized gains	16.8	(6.1)	10.7

Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	3.7	(1.4)	2.3

Net unrealized gains	3.7	(1.4)	2.3

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.0)	0.4	(0.6)
Reclassification adjustment for net realized gains included in net income	(0.9)	0.3	(0.6)

Net unrealized losses	(1.9)	0.7	(1.2)

Total other comprehensive income	$21.6	$(8.3)	$13.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pre-Tax Amount	Tax Effect	After-Tax Amount
Year ended December 31, 2016 (in millions)
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(15.5)	$5.9	$(9.6)
Reclassification adjustment for net actuarial loss included in net income	7.2	(2.7)	4.5

Net actuarial loss	(8.3)	3.2	(5.1)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	0.3	(0.5)

Net actuarial loss and prior service credit	(9.1)	3.5	(5.6)

Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding losses arising during the year	(29.0)	10.7	(18.3)
Reclassification adjustment for net realized losses included in net income	5.9	(2.2)	3.7

Net unrealized losses	(23.1)	8.5	(14.6)

Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	3.3	(1.2)	2.1

Net unrealized gains	3.3	(1.2)	2.1

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.2)	0.1	(0.1)
Reclassification adjustment for net realized losses included in net income	0.7	(0.3)	0.4

Net unrealized gains	0.5	(0.2)	0.3

Total other comprehensive loss	$(28.4)	$10.6	$(17.8)

.Year ended December 31, 2015 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(3.5)	$1.3	$(2.2)
Reclassification adjustment for net actuarial loss included in net income	9.1	(3.4)	5.7

Net actuarial gain	5.6	(2.1)	3.5

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(1.0)	0.4	(0.6)

Net actuarial gain and prior service credit	4.6	(1.7)	2.9

Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding losses arising during the year	(22.1)	8.1	(14.0)

Net unrealized losses	(22.1)	8.1	(14.0)

Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	3.1	(1.1)	2.0

Net unrealized gains	3.1	(1.1)	2.0

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.1)	0.4	(0.7)
Reclassification adjustment for net realized losses included in net income	1.2	(0.4)	0.8

Net unrealized gains	0.1	—	0.1

Total other comprehensive loss	$(14.3)	$5.3	$(9.0)

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

People’s United also continues to maintain a qualified defined benefit pension plan that covers former Suffolk employees who meet certain eligibility requirements (the “Suffolk Qualified Plan”). Effective December 31, 2012, accrued benefits were frozen based on participants’ then-current service and pay levels. Interest continues to be credited on undistributed balances at a crediting rate specified by the Suffolk Qualified Plan.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets of the People’s Qualified Plan, the Chittenden Qualified Plan, the Suffolk Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan. The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Plans		Other Postretirement Plan
(in millions)	2017	2016	2017	2016
Benefit obligations: (1)
Beginning of year	$489.3	$480.4	$13.6	$14.0
Service cost	—	—	0.2	0.3
Interest cost	19.1	18.6	0.6	0.6
Actuarial loss (gain)	50.7	10.2	1.2	(0.2)
Benefits paid	(19.5)	(17.8)	(1.0)	(1.1)
Settlements	(6.5)	(2.1)	—	—
Acquisition (2)	51.7	—	—	—

End of year	584.8	489.3	14.6	13.6

Fair value of plan assets:
Beginning of year	478.0	466.5	—	—
Actual return on assets	84.3	29.2	—	—
Employer contributions	5.9	2.2	1.0	1.1
Benefits paid	(19.5)	(17.8)	(1.0)	(1.1)
Settlements	(6.5)	(2.1)	—	—
Acquisition (2)	42.7	—	—	—

End of year	584.9	478.0	—	—

Funded status at end of year	$0.1	$(11.3)	$(14.6)	$(13.6)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$46.4	$29.5	$—	$—
Other liabilities	(46.3)	(40.8)	(14.6)	(13.6)

Funded status at end of year	$0.1	$(11.3)	$(14.6)	$(13.6)

(1)	Represents the projected benefit obligation for the Pension Plans and the accumulated benefit obligation for the Other Postretirement Plan.
(2)	Represents the Suffolk Qualified Plan benefit obligation and plan assets as of April 1, 2017.

Plan assets for the People’s Qualified Plan, the Chittenden Qualified Plan and the Suffolk Qualified Plan (together the “Qualified Plans”) were $486.6 million, $51.4 million and $46.9 million, respectively, as of December 31, 2017. The related projected benefit obligation of each plan was $446.1 million, $45.5 million and $55.4 million, respectively, at the same date.

Although the Supplemental Plans hold no assets, People’s United has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $32.2 million as of December 31, 2017 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related projected benefit obligation ($37.8 million) at that date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2017	2016
Accumulated benefit obligations:
Qualified Plans	$547.0	$448.5
Supplemental Plans	37.8	40.8

Total	$584.8	$489.3

Projected benefit obligations:
Qualified Plans	$547.0	$448.5
Supplemental Plans	37.8	40.8

Total	$584.8	$489.3

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) are as follows:

	Pension Plans			Other Postretirement Plan
Years ended December 31 (in millions)	2017	2016	2015	2017	2016	2015
Net periodic benefit (income) expense:
Service cost	$—	$—	$—	$0.2	$0.3	$0.3
Interest cost	19.1	18.6	21.1	0.6	0.6	0.6
Expected return on plan assets	(37.9)	(34.6)	(34.4)	—	—	—
Recognized net actuarial loss	6.5	6.1	7.7	0.2	0.2	0.3
Recognized prior service credit	(0.8)	(0.8)	(0.8)	—	—	(0.2)
Settlements (1)	2.6	0.8	1.2	—	—	—

Net periodic benefit (income) expense	(10.5)	(9.9)	(5.2)	1.0	1.1	1.0

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(4.8)	8.7	(4.7)	1.0	(0.4)	(0.9)
Prior service credit	0.8	0.8	0.8	—	—	0.2

Total pre-tax changes recognized in other comprehensive income (loss)	(4.0)	9.5	(3.9)	1.0	(0.4)	(0.7)

Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(14.5)	$(0.4)	$(9.1)	$2.0	$0.7	$0.3

(1)	Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plan
As of December 31 (in millions)	2017	2016	2017	2016
Net actuarial loss	$223.1	$228.0	$4.8	$3.8
Prior service credit	(0.3)	(1.2)	—	—

Total pre-tax amounts included in AOCL	$222.8	$226.8	$4.8	$3.8

The Company uses a corridor approach in the valuation of its Qualified Plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for both the People’s Qualified Plan and the Suffolk Qualified Plan (approximately 27 years and 29 years, respectively) and over the average working lifetime of active participants for the Chittenden Qualified Plan (approximately eight years), all as of December 31, 2017.

In 2018, approximately $8.1 million in net actuarial losses and $0.3 million in prior service credit are expected to be recognized as components of net periodic benefit (income) expense for the Pension Plans and approximately $0.3 million in net actuarial losses is expected to be recognized as a component of net periodic benefit (income) expense for the Other Postretirement Plan.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plan
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	3.74%	4.41%	4.64%	3.70%	4.40%	4.60%
Chittenden Qualified Plan	3.62	4.16	4.45	n/a	n/a	n/a
Suffolk Qualified Plan	3.72	—	—	n/a	—	—
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan	4.41%	4.64%	4.20%	4.40%	4.60%	4.20%
Chittenden Qualified Plan	4.16	4.45	4.00	n/a	n/a	n/a
Suffolk Qualified Plan	4.24	—	—	n/a	—	—
Expected return on plan assets	7.25	7.25	7.50	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Assumed health care cost trend rates at December 31: (1)
Health care cost trend rate assumed for next year	n/a	n/a	n/a	6.20%	6.50%	6.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2037	2037	2027

n/a – not applicable

(1)	Changes in the net periodic benefit (income) expense and the related benefit obligation arising as a result of a one-percentage-point increase or decrease in this assumed trend rate would not be significant.

The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2017 ranged from 3.32% to 3.70% while the discount rate used to determine net periodic benefit (income) expense for 2017 ranged from 3.60% to 4.60%. The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2016 ranged from 3.60% to 4.40% while the discount rate used to determine net periodic benefit (income) expense for 2016 ranged from 3.95% to 4.60%.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for the Pension Plans and the Other Postretirement Plan. Instead of using spot interest rate yield curves as discussed above, People’s United elected to use a full yield curve approach to estimate this component of benefit income by applying the specific spot rates along the yield curve, used in the determination of the benefit obligations, to the relevant projected cash flows. This change is expected to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest cost. This change did not affect the measurement of People’s United’s total benefit obligations as the change in interest cost is completely offset by the actuarial gain or loss recognized. People’s United considered this a change in accounting estimate and, accordingly, accounted for it prospectively beginning in 2016.

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

In developing an expected long-term rate of return on asset assumption for the Qualified Plans for purposes of determining 2017 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 7.25%, which was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid.

In 2018, $18.5 million in net periodic benefit income is expected to be recognized related to the Qualified Plans. This amount was determined using the following assumptions: (i) an expected long-term rate of return of 7.25%; (ii) discount rates of 3.74%, 3.62% and 3.72% (based on the full yield curve approach discussed above) for the People’s Qualified Plan, the Chittenden Qualified Plan and the Suffolk Qualified Plan, respectively; and (iii) updated mortality tables issued by the Society of Actuaries in October 2017. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries. Adoption of updated mortality tables resulted in a decrease in the related benefit obligation of $3.5 million for the Qualified Plans.

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In February 2018, People’s United made voluntary employer contributions of $40 million to the People’s Qualified Plan and $10 million to the Chittenden Qualified Plan (none to the Suffolk Qualified Plan) in response to tax reform (see Note 12). Employer contributions for the Supplemental Plans and the Other Postretirement Plan in 2018 are expected to total $8.7 million, representing net benefit payments expected to be paid under these plans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Expected future net benefit payments for the Pension Plans as of December 31, 2017 are: $29.8 million in 2018; $24.7 million in 2019; $25.7 million in 2020; $27.6 million in 2021; $28.2 million in 2022; and an aggregate of $161.3 million in 2023 through 2027. As of December 31, 2017, expected future net benefit payments for the Other Postretirement Plan are: (i) $0.8 million in each of the years 2018 through 2022 and (ii) an aggregate of $3.6 million in 2023 through 2027.

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

Fixed income securities are oriented toward risk-averse, investment-grade securities rated “A” or higher. A limit of up to 30% of the fixed income holdings may be purchased and held indirectly in issues rated below “Baa3” by Moody’s or “BBB-” by Standard & Poor’s, if the higher investment risk is compensated for by the prospect of a positive incremental investment return. With the exception of U.S. government securities, in which the Qualified Plans may invest the entire fixed income allocation, fixed income securities require diversification among individual securities and sectors. Limitations have been established on the overall investment in securities of a single issuer to no more than 2.5% of the market value of total plan assets. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

The following table summarizes the percentages of fair value for the major categories of assets in the Qualified Plans as of the respective measurement dates:

	Plan Assets
	2017			2016
As of December 31	People’s Qualified Plan	Chittenden Qualified Plan	Suffolk Qualified Plan	People’s Qualified Plan	Chittenden Qualified Plan
Equity securities	69%	69%	70%	69%	67%
Cash and fixed income securities	31	31	30	31	33

Total	100%	100%	100%	100%	100%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the Qualified Plans’ assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.7	$—	$—	$17.7
Equity securities:
Corporate	229.8	—	—	229.8
Mutual funds	—	174.4	—	174.4
Fixed income securities:
Corporate	—	88.3	—	88.3
Mutual funds	—	34.8	—	34.8
U.S. Treasury and municipals	—	34.4	—	34.4
Other	—	5.5	—	5.5

Total	$247.5	$337.4	$—	$584.9

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11.7	$—	$—	$11.7
Equity securities:
Corporate	214.8	—	—	214.8
Mutual funds	—	114.8	—	114.8
Fixed income securities:
Corporate	—	102.9	—	102.9
Mutual funds	—	21.4	—	21.4
U.S. Treasury and municipals	—	6.8	—	6.8
Other	—	5.6	—	5.6

Total	$226.5	$251.5	$—	$478.0

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.8 million in 2017, $5.0 million in 2016 and $5.1 million in 2015. At December 31, 2017, the loan balance totaled $180.8 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,832,978 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2017, 6,620,597 shares of People’s United common stock, with a fair value of $123.8 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $6.4 million, $5.5 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Employee Savings Plans

People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $9.1 million as of December 31, 2017 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related benefit obligation of $30.6 million at that date. Expense recognized for these employee savings plans totaled $25.4 million, $22.9 million and $22.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 18 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United’s 2014 Plan, as amended and restated in 2017, and the predecessor 2008 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United; and (iii) stock appreciation rights, restricted stock and performance shares. A total of 75,850,000 shares of People’s United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, by 5.32 shares for each restricted stock award and by 7.98 shares for each performance share. At December 31, 2017, a total of 50,854,485 reserved shares remain available for future awards.

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

People’s United has also granted restricted stock awards under the Incentive Plans. Employees become fully vested in these shares generally after a three- or four-year period, with requisite service conditions and no performance-based conditions to such vesting. During the vesting period, dividends are paid on the restricted stock (for grants occurring prior to February 2017) or accrued to the employees’ benefit (for grants occurring in or after February 2017) and the recipients are entitled to vote these restricted shares. The fair value of all restricted stock awards is measured at the grant date based on quoted market prices. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Beginning in 2016, People’s United granted performance shares under the 2014 Plan. A performance share represents the right to receive a share of People’s United common stock contingent upon the Company achieving certain pre-established performance goals and the employee satisfying requisite service conditions. Employees become fully vested in these performance shares upon completion of a three-year performance period beginning with the year in which the performance shares are granted. At the end of the three-year performance period, if performance goals have been achieved, the number of performance shares earned by each employee is determined by the level of achievement against the pre-established performance goals. During the performance period, dividend equivalents are accrued to the employees’ benefit. Such dividends are paid out at the end of the performance period based on the number of performance shares earned. Unvested performance shares and dividend equivalents become fully vested in the event of a change in control, as defined in the Incentive Plans.

Performance Shares Awarded

The following is a summary of performance share activity under the 2014 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested performance shares outstanding at December 31, 2015	—	$—
Granted	568,596	15.22
Forfeited	(15,664)	15.22
Vested	(947)	15.22

Unvested performance shares outstanding at December 31, 2016	551,985	15.22
Granted	466,923	18.61
Forfeited	(34,073)	16.28

Unvested performance shares outstanding at December 31, 2017	984,835	$16.80

Expense related to unvested performance shares is recognized on a straight-line basis, generally over the applicable service period, and totaled $7.0 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively. Unamortized cost for unvested performance shares, which reflects an estimated forfeiture rate of 5% per year over the vesting period, totaled $8.2 million at December 31, 2017, and is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. The total fair value of performance shares vested during the year ended December 31, 2016 was immaterial (none in 2017).

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

Stock Options Granted

People’s United granted a total of 2,261,586 stock options in 2017, 3,187,500 stock options in 2016 and 5,221,992 stock options in 2015 under the Incentive Plans. The estimated weighted-average grant-date fair value of all stock options granted in 2017, 2016 and 2015 was $1.97 per option, $1.33 per option and $1.46 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.6% in 2017, 4.6% in 2016 and 4.4% in 2015; expected volatility rate of 18% in 2017 and 20% in both 2016 and 2015; risk-free interest rate of 1.9% in 2017, 1.3% in 2016 and 1.6% in 2015; and expected option life of approximately four years in 2017 and five years in both 2016 and 2015.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2014	17,798,405	$15.11
Granted	5,221,992	14.85
Forfeited	(1,290,396)	16.57
Exercised	(2,052,577)	13.35

Options outstanding at December 31, 2015	19,677,424	15.13
Granted	3,187,500	14.57
Forfeited	(632,869)	15.65
Exercised	(5,676,130)	15.60

Options outstanding at December 31, 2016	16,555,925	14.84
Granted	2,261,586	19.14
Forfeited	(459,576)	17.87
Exercised	(3,920,294)	15.97

Options outstanding at December 31, 2017	14,437,641	$15.11	6.7	$52.8

Options exercisable at December 31, 2017	8,744,424	$14.27	5.7	$38.8

(1)	Reflects only those stock options with intrinsic value at December 31, 2017.

Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.5 million, $5.7 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $4.5 million at December 31, 2017, and is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The total intrinsic value of stock options exercised was $11.2 million, $15.6 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Additional information concerning options outstanding and options exercisable at December 31, 2017 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$11.52 – $13.05	1,512,215	4.6	$12.84	1,512,215	$12.84
13.42 – 15.80	10,218,033	6.8	14.49	6,724,981	14.39
16.07 – 17.76	488,452	1.5	16.77	467,749	16.77
18.10 – 21.63	2,218,941	9.0	19.15	39,479	18.47

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2014	1,367,532	$13.47
Granted	568,273	14.88
Forfeited	(80,303)	14.23
Vested	(623,185)	13.33

Unvested restricted shares outstanding at December 31, 2015	1,232,317	14.14
Granted	344,812	14.66
Forfeited	(41,684)	14.34
Vested	(649,363)	13.79

Unvested restricted shares outstanding at December 31, 2016	886,082	14.59
Granted	303,090	18.84
Forfeited	(31,828)	15.56
Vested	(485,023)	14.49

Unvested restricted shares outstanding at December 31, 2017	672,321	$16.53

Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $6.4 million, $6.5 million and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $5.5 million at December 31, 2017, and is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $9.3 million, $9.8 million and $9.4 million, respectively.

During 2017, 2016 and 2015, employees of People’s United tendered a total of 216,969 shares, 289,992 shares and 230,459 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $3.4 million and $3.2 million, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2017, 2016 and 2015, directors were granted a total of 49,050 shares, 58,020 shares and 62,690 shares, respectively, of People’s United common stock, with grant date fair values of $17.65 per share, $16.24 per share and $15.23 per share, respectively, at those dates. Expense totaling $0.9 million for the Directors’ Plan was recognized for each of the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, a total of 144,001 shares remain available for issuance.

NOTE 19 – Fair Value Measurements

Described below are the valuation methodologies used by People’s United and the resulting fair values for those financial instruments measured at fair value on both a recurring and a non-recurring basis, as well as for those financial assets and financial liabilities not measured at fair value but for which fair value is disclosed.

Recurring Fair Value Measurements

Trading Account Securities and Securities Available-For-Sale

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

The Company’s available-for-sale securities are primarily comprised of GSE mortgage-backed securities and CMOs. The fair values of these securities are based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2017 and 2016, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities and CMOs, making observable inputs readily available.

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

Derivatives

People’s United values its derivatives using internal models that are based on market or observable inputs, including interest rate curves and forward/spot prices for selected currencies. Derivative assets and liabilities included in Level 2 represent interest rate swaps and caps, foreign exchange contracts, risk participation agreements, forward commitments to sell residential mortgage loans and interest rate-lock commitments on residential mortgage loans.

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Securities available-for-sale:
U.S. Treasury and agency	668.8	—	—	668.8
GSE mortgage-backed securities and CMOs	—	2,456.5	—	2,456.5
Equity securities	—	8.7	—	8.7
Other assets:
Exchange-traded funds	36.5	—	—	36.5
Fixed income securities	—	1.3	—	1.3
Mutual funds	3.5	—	—	3.5
Interest rate swaps	—	74.8	—	74.8
Interest rate caps	—	2.8	—	2.8
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2

Total	$717.0	$2,544.4	$—	$3,261.4

Financial liabilities:
Interest rate swaps	$—	$84.9	$—	$84.9
Interest rate caps	—	2.8	—	2.8
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$88.3	$—	$88.3

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading account securities:
U.S. Treasury	$6.8	$—	$—	$6.8
Securities available-for-sale:
U.S. Treasury and agency	859.7	—	—	859.7
GSE mortgage-backed securities and CMOs	—	3,550.0	—	3,550.0
Equity securities	—	0.2	—	0.2
Other assets:
Exchange-traded funds	32.6	—	—	32.6
Fixed income securities	—	4.3	—	4.3
Mutual funds	2.7	—	—	2.7
Interest rate swaps	—	170.0	—	170.0
Interest rate caps	—	3.1	—	3.1
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$901.8	$3,728.5	$—	$4,630.3

Financial liabilities:
Interest rate swaps	$—	$117.9	$—	$117.9
Interest rate caps	—	3.1	—	3.1
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.3	—	0.3
Interest rate-lock commitments on residential mortgage loans	—	0.4	—	0.4

Total	$—	$121.7	$—	$121.7

(1)	At both December 31, 2017 and 2016, the fair value of risk participation agreements totaled less than $0.1 million (see Note 21).

There were no transfers into or out of the Level 1 or Level 2 categories during the years ended December 31, 2017 and 2016.

Non-Recurring Fair Value Measurements

Loans Held-for-Sale

Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used, and such loans are included in Level 3.

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

REO and Repossessed Assets

REO and repossessed assets are recorded at the lower of cost or fair value, less estimated selling costs, and are therefore measured at fair value on a non-recurring basis. People’s United has estimated the fair values of these assets using Level 3 inputs, such as independent third-party appraisals and price opinions. Such appraisals are based on the market and/or income approach to value and are subject to a discount (to reflect estimated cost to sell) that generally approximates 10%. Assets that are acquired through loan default are recorded as held-for-sale initially at the lower of the recorded investment in the loan or fair value (less estimated selling costs) upon the date of foreclosure/repossession. Subsequent to foreclosure/repossession, valuations are updated periodically and the carrying amounts of these assets may be reduced further.

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$16.6	$—	$16.6
Impaired loans (2)	—	—	59.6	59.6
REO and repossessed assets (3)	—	—	19.4	19.4

Total	$—	$16.6	$79.0	$95.6

	Fair Value Measurements Using
As of December 31, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$39.3	$—	$39.3
Impaired loans (2)	—	—	55.9	55.9
REO and repossessed assets (3)	—	—	19.3	19.3

Total	$—	$39.3	$75.2	$114.5

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2017 and 2016.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $46.6 million of Commercial loans and $13.0 million of Retail loans at December 31, 2017. The provision for loan losses on impaired loans totaled $5.0 million and $3.8 million for the years ended December 31, 2017 and 2016, respectively.
(3)	Represents: (i) $9.3 million of commercial REO; (ii) $7.6 million of residential REO; and (iii) $2.5 million of repossessed assets at December 31, 2017. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $2.6 million and $3.7 million for the years ended December 31, 2017 and 2016, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.5 million and $3.2 million for the same periods.

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

Cash, Short-Term Investments and Securities Purchased Under Agreements to Resell

Cash and due from banks is classified as Level 1. Short-term investments and securities purchased under agreements to resell have fair values that approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and IRR. As such, these fair values are classified as Level 2.

Securities Held-to-Maturity

When available, the fair values of investment securities held-to-maturity are measured based on quoted market prices for identical securities in active markets and, accordingly, are classified as Level 1 assets. When quoted market prices for identical securities are not available, fair values are estimated based on quoted prices for similar assets in active markets or through the use of pricing models containing observable inputs (i.e. market interest rates, financial information and credit ratings of the issuer, etc.). These fair values are included in Level 2. In cases where there may be limited information available and/or little or no market activity for the underlying security, fair value is estimated using pricing models containing unobservable inputs and classified as Level 3.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$505.1	$505.1	$—	$—	$505.1
Short-term investments	377.5	—	377.5	—	377.5
Securities held-to-maturity	3,588.1	—	3,632.2	1.5	3,633.7
FHLB and FRB stock	312.3	—	312.3	—	312.3
Total loans, net (1)	32,281.3	—	6,632.2	25,495.3	32,127.5
Financial liabilities:
Time deposits	5,454.3	—	5,441.1	—	5,441.1
Other deposits	27,602.0	—	27,602.0	—	27,602.0
FHLB advances	2,774.4	—	2,775.3	—	2,775.3
Federal funds purchased	820.0	—	820.0	—	820.0
Customer repurchase agreements	301.6	—	301.6	—	301.6
Other borrowings	207.8	—	207.2	—	207.2
Notes and debentures	901.6	—	910.1	—	910.1

(1)	Excludes impaired loans totaling $59.6 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2016 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$432.4	$432.4	$—	$—	$432.4
Short-term investments	181.7	—	181.7	—	181.7
Securities held-to-maturity	2,005.4	—	2,011.2	1.5	2,012.7
FHLB and FRB stock	315.8	—	315.8	—	315.8
Total loans, net (1)	29,459.7	—	6,028.4	23,238.1	29,266.5
Financial liabilities:
Time deposits	4,542.2	—	4,539.7	—	4,539.7
Other deposits	25,318.6	—	25,318.6	—	25,318.6
FHLB advances	3,061.1	—	3,064.4	—	3,064.4
Federal funds purchased	617.0	—	617.0	—	617.0
Customer repurchase agreements	343.3	—	343.3	—	343.3
Other borrowings	35.4		35.4	—	35.4
Notes and debentures	1,030.1	—	1,000.0	—	1,000.0

(1)	Excludes impaired loans totaling $55.9 million measured at fair value on a non-recurring basis.

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

Lease Commitments

At December 31, 2017, People’s United was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. Future minimum rental commitments under operating leases in excess of one year at December 31, 2017 were: $61.6 million in 2018; $59.0 million in 2019; $54.8 million in 2020; $51.5 million in 2021; $34.1 million in 2022; and an aggregate of $92.4 million in 2023 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $62.5 million, $59.8 million and $58.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2017	2016
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial and industrial	$4,282.4	$4,029.6
Home equity and other consumer	2,472.9	2,800.7
Commercial real estate	890.9	701.6
Equipment financing	369.4	179.9
Residential mortgage	40.8	69.6
Letters of credit:
Stand-by	138.8	105.6
Commercial	4.5	3.6
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	585.0	500.0
For commercial customers:
Customer	5,769.1	4,939.1
Institutional counterparties	5,775.9	4,947.1
Interest rate caps:
For commercial customers:
Customer	649.2	673.1
Institutional counterparties	649.2	673.1
Risk participation agreements	439.4	251.9
Foreign exchange contracts	46.5	101.2
Forward commitments to sell residential mortgage loans	16.4	48.6
Interest rate-lock commitments on residential mortgage loans	18.3	57.0

(1)	The contractual amounts of these financial instruments represent People’s United’s maximum potential exposure to credit loss, assuming (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)	The contractual or notional amounts of these financial instruments are substantially greater than People’s United’s maximum potential exposure to credit loss.

Lending-Related Financial Instruments

The contractual amounts of People’s United’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to People’s United’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The geographic distribution of People’s United’s lending-related financial instruments is similar to the distribution of its loan portfolio as described in Note 5.

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

The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit was $2.3 million at both December 31, 2017 and 2016, and is included in other liabilities in the Consolidated Statements of Condition.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at December 31, 2017.

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

Customer Derivatives

People’s United enters into interest rate swaps and caps with certain of its commercial customers. In order to minimize its risk, these customer interest rate swaps (pay floating/receive fixed) and caps have been offset with essentially matching interest rate swaps (pay fixed/receive floating) and caps with People’s United’s institutional counterparties. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps and caps are recognized in current earnings.

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

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed-rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2017 that is expected to be recognized over the next 12 months totals approximately $0.1 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2017	2016	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$5,769.1	$4,939.1	$64.7	$93.9	$61.2	$43.8
Institutional counterparties	N/A	5,775.9	4,947.1	10.1	62.5	23.7	74.0
Interest rate caps:
Commercial customers	N/A	649.2	673.1	—	—	2.8	3.1
Institutional counterparties	N/A	649.2	673.1	2.8	3.1	—	—
Risk participation agreements (2)	N/A	439.4	251.9	—	—	—	—
Foreign exchange contracts	N/A	46.5	101.2	0.1	0.6	0.4	0.3
Forward commitments to sell residential mortgage loans	N/A	16.4	48.6	0.2	0.3	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	18.3	57.0	—	—	0.2	0.4

Total				77.9	160.4	88.3	121.6

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	13.6	—	—
Loans	Cash flow	210.0	—	—	—	—	—
Subordinated notes	Cash flow	—	125.0	—	—	—	0.1

Total				—	13.6	—	0.1

Total fair value of derivatives				$77.9	$174.0	$88.3	$121.7

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2017	2016	2015	2017	2016	2015
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$5.3	$(8.7)	$103.7	$—	$—	$—
Institutional counterparties	N/A	6.1	22.7	(89.6)	—	—	—
Interest rate caps:
Commercial customers	N/A	0.7	(2.4)	1.1	—	—	—
Institutional counterparties	N/A	(0.3)	2.1	(0.7)	—	—	—
Foreign exchange contracts	N/A	0.5	(0.6)	0.2	—	—	—
Risk participation agreements	N/A	—	0.5	(0.2)	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.2)	(0.2)	0.1	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	0.3	0.3	(0.1)	—	—	—

Total		12.4	13.7	14.5	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	5.9	7.5	9.3	—	—	—
Interest rate swaps	Cash flow	0.8	(0.8)	(1.3)	(1.0)	(0.2)	(1.1)
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—

Total		6.8	6.8	8.1	(1.0)	(0.2)	(1.1)

Total		$19.2	$20.5	$22.6	$(1.0)	$(0.2)	$(1.1)

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

NOTE 22 – Balance Sheet Offsetting

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended their rulebooks to legally characterize variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, as of that date, the Company updated its accounting policies to classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). As of December 31, 2017, this amendment impacted one of the Company’s institutional counterparties. Accordingly, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of December 31, 2017.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. In the tables below, the Net Amount Presented of the derivative assets and liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 21. The Company’s derivative contracts with commercial customers and customer repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
As of December 31, 2017 (in millions)				Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps/caps:
Counterparty A	$2.6	$—	$2.6	$(2.5)	$—	$0.1
Counterparty B	1.6	—	1.6	(1.6)	—	—
Counterparty C	2.6	—	2.6	(2.6)	—	—
Counterparty D	3.5	—	3.5	(3.5)	—	—
Counterparty E	—	—	—	—	—	—
Other counterparties	2.6	—	2.6	(0.2)	(2.4)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$13.0	$—	$13.0	$(10.4)	$(2.4)	$0.2

Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$2.5	$—	$2.5	$(2.5)	$—	$—
Counterparty B	5.6	—	5.6	(1.6)	(4.0)	—
Counterparty C	2.8	—	2.8	(2.6)	(0.2)	—
Counterparty D	4.7	—	4.7	(3.5)	(1.2)	—
Counterparty E	7.3	—	7.3	—	—	7.3
Other counterparties	0.8	—	0.8	(0.2)	(0.6)	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4

Total	$24.1	$—	$24.1	$(10.4)	$(6.0)	$7.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
As of December 31, 2016 (in millions)				Financial Instruments	Collateral	Net Amount
Financial assets:
Interest rate swaps/caps:
Counterparty A	$1.9	$—	$1.9	$(1.9)	$—	$—
Counterparty B	1.0	—	1.0	(1.0)	—	—
Counterparty C	1.7	—	1.7	(1.7)	—	—
Counterparty D	3.4	—	3.4	(3.4)	—	—
Counterparty E	69.6	—	69.6	(50.0)	(19.6)	—
Other counterparties	1.6	—	1.6	(0.3)	(1.3)	—
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$79.8	$—	$79.8	$(58.3)	$(20.9)	$0.6

Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$4.3	$—	$4.3	$(1.9)	$(2.4)	$—
Counterparty B	7.7	—	7.7	(1.0)	(6.7)	—
Counterparty C	3.4	—	3.4	(1.7)	(1.1)	0.6
Counterparty D	6.9	—	6.9	(3.4)	(1.7)	1.8
Counterparty E	50.0	—	50.0	(50.0)	—	—
Other counterparties	1.8	—	1.8	(0.3)	(1.5)	—
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$74.4	$—	$74.4	$(58.3)	$(13.4)	$2.7

The following table shows the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At December 31, 2017, the Company posted as collateral marketable securities with a fair value of $453.8 million and, in turn, accepted as collateral marketable securities with a fair value of $461.9 million.

As of December 31, 2017 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

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

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided through PUIA and private banking.

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to more effectively assess the longer-term profitability of an operating segment, it may result in a measure of an operating segment’s provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes certain gains totaling $7.5 million and $9.2 million for the years ended December 31, 2016 and 2015 (none in 2017), respectively (included in non-interest income), and certain charges totaling $30.6 million, $4.7 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015, respectively (included in non-interest expense). Also included in “Other” for the year ended December 31, 2017 are $10.0 million of security losses incurred as a tax planning strategy in response to tax reform enacted on December 22, 2017 (included in non-interest income) and a $6.5 million tax benefit realized in connection with tax reform (included in income tax expense) (see Note 12).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$631.0	$403.9	$1,034.9	$107.4	$(41.8)	$1,100.5
Provision for loan losses	43.7	13.4	57.1	—	(31.1)	26.0
Total non-interest income	165.0	183.4	348.4	11.2	(6.7)	352.9
Total non-interest expense	357.1	547.0	904.1	15.6	40.6	960.3

Income (loss) before income tax expense (benefit)	395.2	26.9	422.1	103.0	(58.0)	467.1
Income tax expense (benefit)	110.0	7.5	117.5	28.6	(16.2)	129.9

Net income (loss)	$285.2	$19.4	$304.6	$74.4	$(41.8)	$337.2

Average total assets	$24,533.9	$9,695.1	$34,229.0	$7,512.1	$840.5	$42,581.6
Average total liabilities	7,938.6	20,202.8	28,141.4	8,450.6	398.0	36,990.0

Year ended December 31, 2016 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$566.5	$347.5	$914.0	$87.6	$(29.4)	$972.2
Provision for loan losses	39.3	13.0	52.3	—	(15.7)	36.6
Total non-interest income	156.4	169.0	325.4	9.2	8.1	342.7
Total non-interest expense	322.8	508.9	831.7	9.8	27.3	868.8

Income (loss) before income tax expense (benefit)	360.8	(5.4)	355.4	87.0	(32.9)	409.5
Income tax expense (benefit)	113.4	(1.7)	111.7	27.5	(10.7)	128.5

Net income (loss)	$247.4	$(3.7)	$243.7	$59.5	$(22.2)	$281.0

Average total assets	$22,691.1	$8,945.8	$31,636.9	$7,443.1	$704.3	$39,784.3
Average total liabilities	6,733.7	19,207.3	25,941.0	8,628.7	355.2	34,924.9

Year ended December 31, 2015 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$551.6	$344.6	$896.2	$64.4	$(28.5)	$932.1
Provision for loan losses	47.7	15.2	62.9	—	(29.5)	33.4
Total non-interest income	162.0	169.7	331.7	11.1	9.6	352.4
Total non-interest expense	313.2	520.2	833.4	6.9	20.3	860.6

Income (loss) before income tax expense (benefit)	352.7	(21.1)	331.6	68.6	(9.7)	390.5
Income tax expense (benefit)	117.9	(7.0)	110.9	22.9	(3.4)	130.4

Net income (loss)	$234.8	$(14.1)	$220.7	$45.7	$(6.3)	$260.1

Average total assets	$21,465.7	$8,478.1	$29,943.8	$6,399.3	$583.8	$36,926.9
Average total liabilities	5,483.2	19,235.8	24,719.0	7,188.4	322.2	32,229.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Parent Company Financial Information

Condensed financial information of People’s United (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2017	2016
Assets:
Cash at bank subsidiary	$378.6	$308.7

Total cash and cash equivalents	378.6	308.7

Securities available-for-sale, at fair value	8.7	75.3
Investments in subsidiaries:
Bank subsidiary	5,690.8	5,119.2
Non-bank subsidiaries	1.6	0.9
Goodwill	197.1	197.1
Due from bank subsidiary	8.4	36.5
Other assets	35.6	29.9

Total assets	$6,320.8	$5,767.6

Liabilities and Stockholders’ Equity:
Notes and debentures	$497.1	$621.5
Other liabilities	3.8	4.2
Stockholders’ equity	5,819.9	5,141.9

Total liabilities and stockholders’ equity	$6,320.8	$5,767.6

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2017	2016	2015
Revenues:
Interest income:
Securities	$1.1	$3.4	$1.1
Advances to bank subsidiary	—	1.0	4.4

Total interest income	1.1	4.4	5.5
Dividend income from bank subsidiary	292.0	271.0	245.0
Net security losses	(1.2)	—	—
Other non-interest income	16.9	14.8	4.2

Total revenues	308.8	290.2	254.7

Expenses:
Interest on notes and debentures	19.0	22.5	22.5
Non-interest expense	13.9	9.6	2.8

Total expenses	32.9	32.1	25.3

Income before income tax benefit and subsidiaries undistributed income	275.9	258.1	229.4
Income tax benefit	(5.7)	(5.0)	(5.5)

Income before subsidiaries undistributed income	281.6	263.1	234.9
Subsidiaries undistributed income	55.6	17.9	25.2

Net income	$337.2	$281.0	$260.1

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2017	2016	2015
Net income	$337.2	$281.0	$260.1

Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available-for-sale	(0.1)	(0.1)	(0.3)
Net unrealized gains on derivatives accounted for as cash flow hedges	—	0.3	0.1
Other comprehensive income (loss) of bank subsidiary	13.4	(18.0)	(8.8)

Total other comprehensive income (loss), net of tax	13.3	(17.8)	(9.0)

Total comprehensive income	$350.5	$263.2	$251.1

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$337.2	$281.0	$260.1
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries undistributed income	(55.6)	(17.9)	(25.2)
Net security losses	1.2	—	—
Net change in other assets and other liabilities	20.1	(21.5)	(0.4)

Net cash provided by operating activities	302.9	241.6	234.5

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of securities available-for-sale	—	1.4	1.2
Proceeds from sales of securities available-for-sale	75.6	200.4	—
Purchases of securities available-for-sale	—	(76.0)	(202.9)
Increase in investment in bank subsidiary	—	(450.0)	—
Decrease in advances to bank subsidiary	—	100.0	310.0

Net cash provided by (used in) investing activities	75.6	(224.2)	108.3

Cash Flows from Financing Activities:
Repayment of notes and debentures	(125.0)	—	—
Proceeds from issuance of preferred stock, net	—	244.1	—
Cash dividends paid on common stock	(227.9)	(205.7)	(201.2)
Cash dividends paid on preferred stock	(14.1)	(1.8)	—
Common stock repurchases	(3.4)	(3.4)	(3.2)
Proceeds from stock options exercised	61.8	87.9	27.5

Net cash (used in) provided by financing activities	(308.6)	121.1	(176.9)

Net increase in cash and cash equivalents	69.9	138.5	165.9
Cash and cash equivalents at beginning of year	308.7	170.2	4.3

Cash and cash equivalents at end of year	$378.6	$308.7	$170.2

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 25 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United’s quarterly financial data for 2017 and 2016:

	2017				2016
(dollars in millions, except per common share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income (1)	$290.5	$322.0	$339.2	$350.6	$278.0	$278.5	$284.5	$286.3
Interest expense	41.9	47.1	54.6	58.3	37.9	38.5	39.2	39.5

Net interest income (1)	248.6	274.9	284.6	292.3	240.1	240.0	245.3	246.8
Provision for loan losses	4.4	7.1	7.0	7.5	10.5	10.0	8.4	7.7

Net interest income after provision for loan losses (1)	244.2	267.8	277.6	284.8	229.6	230.0	236.9	239.1
Non-interest income	84.7	91.6	89.3	87.3	82.3	85.4	90.8	84.2
Non-interest expense (1)	226.1	257.3	237.1	239.7	217.3	212.9	221.4	217.2

Income before income tax expense	102.8	102.1	129.8	132.4	94.6	102.5	106.3	106.1
Income tax expense (1)	32.0	32.8	39.0	26.2	31.7	34.0	32.6	30.2

Net income (1)	70.8	69.3	90.8	106.2	62.9	68.5	73.7	75.9
Preferred stock dividend (1)	3.5	3.5	3.5	3.5	—	—	—	1.8

Net income available to common shareholders	$67.3	$65.8	$87.3	$102.7	$62.9	$68.5	$73.7	$74.1

Common Share Data:
EPS:
Basic	$0.22	$0.20	$0.26	$0.30	$0.21	$0.23	$0.24	$0.24
Diluted	0.22	0.19	0.26	0.30	0.21	0.23	0.24	0.24
Common dividends paid	52.7	58.3	58.3	58.6	50.6	51.7	51.7	51.7
Dividends paid per common share	0.17	0.1725	0.1725	0.1725	0.1675	0.17	0.17	0.17
Common dividend payout ratio	78.3%	88.6%	66.8%	57.1%	80.6%	75.4%	70.1%	69.8%
Stock price:
High	$19.85	$18.21	$18.26	$19.50	$16.27	$16.68	$16.40	$20.13
Low	17.47	16.44	15.97	17.58	13.62	13.80	14.22	15.28
Weighted average common shares outstanding (in millions):
Basic	308.85	336.58	336.93	338.53	301.86	302.48	302.88	305.17
Diluted	311.08	338.51	338.82	341.11	301.86	302.48	303.24	306.23

(1)	The sum of the quarterly amounts for 2017 do not equal the full-year amounts due to rounding.

INDEX TO EXHIBITS

Designation	Description

12.1	Consolidated Ratio of Earnings to Fixed Charges

12.2	Consolidated Combined Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.