Form 10-Q
period 2018-03-31
People's United Financial, Inc.
filed 2018-05-10
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 347,877,635 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item	1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$402.2	$505.1
Short-term investments	470.3	377.5

Total cash and cash equivalents (note 2)	872.5	882.6

Securities (notes 2 and 13):
Trading debt securities, at fair value	8.2	8.2
Equity securities, at fair value	9.5	8.7
Debt securities available-for-sale, at fair value	3,153.8	3,125.3
Debt securities held-to-maturity, at amortized cost (fair value of $3.66 billion and $3.63 billion)	3,696.3	3,588.1
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	305.2	312.3

Total securities	7,173.0	7,042.6

Loans held-for-sale	10.4	16.6

Loans (note 3):
Commercial real estate	10,810.4	11,068.7
Commercial and industrial	8,574.1	8,731.1
Equipment financing	3,887.9	3,905.4

Total Commercial Portfolio	23,272.4	23,705.2

Residential mortgage	6,834.2	6,805.7
Home equity and other consumer	1,997.8	2,064.4

Total Retail Portfolio	8,832.0	8,870.1

Total loans	32,104.4	32,575.3
Less allowance for loan losses	(235.3)	(234.4)

Total loans, net	31,869.1	32,340.9

Goodwill (note 6)	2,411.4	2,411.4
Bank-owned life insurance	406.0	405.0
Premises and equipment, net	250.0	253.0
Other acquisition-related intangible assets (note 6)	143.5	148.6
Other assets (notes 1, 3 and 11)	964.6	952.7

Total assets	$44,100.5	$44,453.4

Liabilities
Deposits:
Non-interest-bearing	$7,938.6	$8,002.4
Savings	4,442.1	4,410.5
Interest-bearing checking and money market	15,257.6	15,189.1
Time	5,255.5	5,454.3

Total deposits	32,893.8	33,056.3

Borrowings:
Federal Home Loan Bank advances	2,610.7	2,774.4
Federal funds purchased	805.0	820.0
Customer repurchase agreements	265.8	301.6
Other borrowings	195.4	207.8

Total borrowings	3,876.9	4,103.8

Notes and debentures	891.9	901.6
Other liabilities (notes 1 and 11)	592.4	571.8

Total liabilities	38,255.0	38,633.5

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity (notes 4, 7 and 13)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 436.5 million shares and 435.6 million shares issued)	4.4	4.4
Additional paid-in capital	6,029.0	6,012.3
Retained earnings	1,121.4	1,040.2
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.5 million shares and 6.6 million shares)	(135.5)	(137.3)
Accumulated other comprehensive loss	(255.8)	(181.7)
Treasury stock, at cost (89.0 million shares at both dates)	(1,162.1)	(1,162.1)

Total stockholders’ equity	5,845.5	5,819.9

Total liabilities and stockholders’ equity	$44,100.5	$44,453.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2018	2017
Interest and dividend income:
Commercial real estate	$107.0	$88.6
Commercial and industrial	82.3	64.6
Equipment financing	48.9	31.6
Residential mortgage	54.7	49.3
Home equity and other consumer	20.8	18.4

Total interest on loans	313.7	252.5
Securities	44.0	37.0
Short-term investments	1.2	0.7
Loans held-for-sale	0.2	0.3

Total interest and dividend income	359.1	290.5

Interest expense:
Deposits	41.3	27.1
Borrowings	14.2	7.3
Notes and debentures	7.8	7.5

Total interest expense	63.3	41.9

Net interest income	295.8	248.6
Provision for loan losses (note 3)	5.4	4.4

Net interest income after provision for loan losses	290.4	244.2

Non-interest income:
Bank service charges	23.8	23.5
Investment management fees	17.7	16.0
Operating lease income	10.7	10.2
Commercial banking lending fees	10.4	8.2
Insurance revenue	9.8	9.1
Cash management fees	6.6	6.3
Brokerage commissions	3.1	3.0
Net security gains (losses) (note 2)	0.1	(15.7)
Other non-interest income	8.2	24.1

Total non-interest income	90.4	84.7

Non-interest expense:
Compensation and benefits (note 13)	140.7	127.9
Occupancy and equipment	41.2	38.6
Professional and outside services	18.6	15.5
Regulatory assessments	10.6	9.6
Operating lease expense	9.0	8.8
Amortization of other acquisition-related intangible assets (note 6)	5.1	6.3
Other non-interest expense (note 13)	18.3	19.4

Total non-interest expense	243.5	226.1

Income before income tax expense	137.3	102.8
Income tax expense (note 1)	29.4	32.0

Net income	107.9	70.8
Preferred stock dividend	3.5	3.5

Net income available to common shareholders	$104.4	$67.3

Earnings per common share (note 5):
Basic	$0.31	$0.22
Diluted	0.30	0.22

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$107.9	$70.8

Other comprehensive (loss) income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	1.7	1.0
Net unrealized gains and losses on debt securities available-for-sale	(37.7)	11.3
Amortization of unrealized losses on debt securities transferred to held-to-maturity	0.7	0.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(1.5)	0.3

Total other comprehensive (loss) income, net of tax (note 4)	(36.8)	13.1

Total comprehensive income	$71.1	$83.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2018 (in millions, except per share common data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9
Net income	—	—	—	107.9	—	—	—	107.9
Total other comprehensive loss, net of tax (note 4)	—	—	—	—	—	(36.8)	—	(36.8)
Cash dividend on common stock ($0.1725 per share)	—	—	—	(58.8)	—	—	—	(58.8)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	3.8	—	—	—	—	3.8
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.1)	1.8	—	—	1.7
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.2)	—	—	—	(2.2)
Stock options exercised	—	—	12.9	—	—	—	—	12.9
Transition adjustments related to adoption of new accounting standards (notes 4 and 13)	—	—	—	37.9	—	(37.3)	—	0.6

Balance at March 31, 2018	$244.1	$4.4	$6,029.0	$1,121.4	$(135.5)	$(255.8)	$(1,162.1)	$5,845.5

Three months ended March 31, 2017 (in millions, except per share common data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9
Net income	—	—	—	70.8	—	—	—	70.8
Total other comprehensive income, net of tax (note 4)	—	—	—	—	—	13.1	—	13.1
Cash dividend on common stock ($0.17 per share)	—	—	—	(52.7)	—	—	—	(52.7)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	3.4	—	—	—	(0.1)	3.3
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.1)	1.8	—	—	1.7
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.9)	—	—	—	(2.9)
Stock options exercised	—	0.1	23.2	—	—	—	—	23.3

Balance at March 31, 2017	$244.1	$4.1	$5,472.7	$960.9	$(142.8)	$(181.9)	$(1,162.1)	$5,195.0

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash Flows from Operating Activities:
Net income	$107.9	$70.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	9.1	9.3
Expense related to operating leases	9.0	8.8
Expense related to share-based awards	5.6	5.4
Provision for loan losses	5.4	4.4
Amortization of other acquisition-related intangible assets	5.1	6.3
Employee Stock Ownership Plan common stock committed to be released	1.7	1.7
Net security (gains) losses	(0.1)	15.7
Net gains on sales of residential mortgage loans	(0.3)	(0.9)
Originations of loans held-for-sale	(28.5)	(75.1)
Proceeds from sales of loans held-for-sale	35.0	98.2
Net increase in trading debt securities	—	(1.0)
Excess income tax benefits from stock option exercises	0.8	1.0
Net changes in other assets and other liabilities	3.7	32.0

Net cash provided by operating activities	154.4	176.6

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of debt securities available-for-sale	106.3	177.9
Proceeds from sales of debt securities available-for-sale	—	472.3
Proceeds from principal repayments and maturities of debt securities held-to-maturity	30.3	24.9
Purchases of debt securities available-for-sale	(189.3)	(1.0)
Purchases of debt securities held-to-maturity	(133.7)	(345.0)
Net redemptions (purchases) of Federal Reserve Bank stock	7.5	(4.1)
Net (purchases) redemptions of Federal Home Loan Bank stock	(0.4)	0.3
Proceeds from sales of loans	2.2	7.0
Loan disbursements, net of principal collections	465.1	48.6
Purchases of premises and equipment	(6.1)	(4.2)
Purchases of leased equipment	(6.8)	(4.4)
Proceeds from sales of real estate owned	1.9	0.5
Return of premium on bank-owned life insurance, net	0.3	0.7

Net cash provided by investing activities	277.3	373.5

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(162.5)	644.9
Net decrease in borrowings with terms of three months or less	(190.4)	(873.1)
Repayments of borrowings with terms of more than three months	(35.5)	(0.1)
Repayment of notes and debentures	—	(125.0)
Cash dividends paid on common stock	(58.8)	(52.7)
Cash dividends paid on preferred stock	(3.5)	(3.5)
Common stock repurchases	(2.2)	(2.9)
Proceeds from stock options exercised	11.1	21.2

Net cash used in financing activities	(441.8)	(391.2)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10.1)	158.9
Cash, cash equivalents and restricted cash at beginning of period	882.6	614.1

Cash, cash equivalents and restricted cash at end of period	$872.5	$773.0

Supplemental Information:
Interest payments	$62.2	$40.7
Unsettled purchases of securities	10.0	3.4
Income tax payments	6.1	5.8
Real estate properties acquired by foreclosure	2.7	4.1

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by this Quarterly Report for the period ended March 31, 2018, provides disclosure of People’s United’s significant accounting policies.

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

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($263.4 million and $250.7 million at March 31, 2018 and December 31, 2017, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($107.6 million and $99.6 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $4.3 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES

At March 31, 2018 and December 31, 2017, cash and due from banks included restricted cash totaling $13.1 million and $13.8 million, respectively, relating to one remaining securitization assumed in the acquisition of LEAF Commercial Capital, Inc. Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”) totaling $445.5 million at March 31, 2018 and $340.4 million at December 31, 2017. These deposits represent an alternative to overnight federal funds sold and had yields of 1.75% and 1.50% at March 31, 2018 and December 31, 2017, respectively.

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of March 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$685.9	$—	$(25.9)	$660.0
GSE (1) mortgage-backed securities	2,556.3	4.2	(66.7)	2,493.8

Total debt securities available-for-sale	$3,242.2	$4.2	$(92.6)	$3,153.8

Debt securities held-to-maturity:
State and municipal	$2,132.6	$31.6	$(21.8)	$2,142.4
GSE mortgage-backed securities	1,498.8	—	(44.2)	1,454.6
Corporate	63.4	0.6	(0.2)	63.8
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,696.3	$32.2	$(66.2)	$3,662.3

(1)	Government sponsored enterprise

As of December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$687.1	$—	$(18.3)	$668.8
GSE mortgage-backed securities	2,477.8	7.4	(28.7)	2,456.5

Total debt securities available-for-sale	$3,164.9	$7.4	$(47.0)	$3,125.3

Debt securities held-to-maturity:
State and municipal	$2,060.4	$64.5	$(4.6)	$2,120.3
GSE mortgage-backed securities	1,474.9	0.3	(15.4)	1,459.8
Corporate	51.3	0.8	—	52.1
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,588.1	$65.6	$(20.0)	$3,633.7

At March 31, 2018 and December 31, 2017, debt securities available-for-sale with fair values of $2.23 billion and $1.94 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.46 billion and $1.37 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2018, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$1.0	$1.0	$—	$—
After 1 but within 5 years	623.9	601.2	—	—
After 5 but within 10 years	61.0	57.8	—	—

Total	685.9	660.0	—	—

GSE mortgage-backed securities:
After 1 but within 5 years	—	—	189.5	184.7
After 5 but within 10 years	626.0	624.6	904.7	877.1
After 10 years	1,930.3	1,869.2	404.6	392.8

Total	2,556.3	2,493.8	1,498.8	1,454.6

State and municipal:
Within 1 year	—	—	16.4	16.4
After 1 but within 5 years	—	—	130.2	132.2
After 5 but within 10 years	—	—	352.3	362.4
After 10 years	—	—	1,633.7	1,631.4

Total	—	—	2,132.6	2,142.4

Corporate:
After 1 but within 5 years	—	—	5.0	5.0
After 5 but within 10 years	—	—	51.4	51.8
After 10 years	—	—	7.0	7.0

Total	—	—	63.4	63.8

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	1.0	1.0	16.4	16.4
After 1 but within 5 years	623.9	601.2	326.2	323.4
After 5 but within 10 years	687.0	682.4	1,308.4	1,291.3
After 10 years	1,930.3	1,869.2	2,045.3	2,031.2

Total	$3,242.2	$3,153.8	$3,696.3	$3,662.3

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

The following tables summarize those debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$1,144.7	$(27.7)	$1,046.3	$(39.0)	$2,191.0	$(66.7)
U.S. Treasury and agency	154.3	(1.1)	500.6	(24.8)	654.9	(25.9)
Debt securities held-to-maturity:
GSE mortgage-backed securities	1,409.7	(42.8)	42.2	(1.4)	1,451.9	(44.2)
State and municipal	678.1	(11.0)	217.9	(10.8)	896.0	(21.8)
Corporate	24.4	(0.2)	—	—	24.4	(0.2)

Total	$3,411.2	$(82.8)	$1,807.0	$(76.0)	$5,218.2	$(158.8)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$1,013.5	$(8.7)	$1,114.8	$(20.0)	$2,128.3	$(28.7)
U.S. Treasury and agency	156.0	—	507.7	(18.3)	663.7	(18.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	1,289.3	(14.7)	45.0	(0.7)	1,334.3	(15.4)
State and municipal	106.2	(0.5)	224.9	(4.1)	331.1	(4.6)

Total	$2,565.0	$(23.9)	$1,892.4	$(43.1)	$4,457.4	$(67.0)

At March 31, 2018, approximately 41% of the 2,122 securities owned by the Company, consisting of 115 securities classified as available-for-sale and 762 securities classified as held-to-maturity had gross unrealized losses totaling $92.6 million and $66.2 million, respectively. All of the GSE mortgage-backed securities had AAA credit ratings and an average contractual maturity of nine years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years.

The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at March 31, 2018 represent temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three month ended March 31, 2018 or 2017.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income. During the quarter ended March 31, 2017, People’s United sold U.S. Treasury and collateralized mortgage obligation securities with a combined amortized cost of $486.9 million and recorded $15.7 million of gross realized losses.

Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) be measured at fair value with changes in fair value recognized in net income (see Note 13). At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within accumulated other comprehensive income (loss) (“AOCL”), was recorded which served to decrease opening retained earnings by $0.6 million. For the three months ended March 31, 2018, People’s United recorded an unrealized loss of $0.1 million (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the period.

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $123.0 million and $130.0 million at March 31, 2018 and December 31, 2017, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.5 million and $12.0 million at March 31, 2018 and December 31, 2017, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2018 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $170.7 million and $170.3 million at March 31, 2018 and December 31, 2017, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at March 31, 2018 and the cost of the investment approximates fair value.

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

The Company did not change its application of the accounting policies noted above or its methodology for determining the allowance for loan losses during the three months ended March 31, 2018.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	March 31, 2018			December 31, 2017
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,877.3	$933.1	$10,810.4	$10,126.6	$942.1	$11,068.7
Commercial and industrial	8,026.0	548.1	8,574.1	8,129.9	601.2	8,731.1
Equipment financing	3,358.7	529.2	3,887.9	3,308.5	596.9	3,905.4

Total Commercial Portfolio	21,262.0	2,010.4	23,272.4	21,565.0	2,140.2	23,705.2

Retail:
Residential mortgage:
Adjustable-rate	5,785.8	134.9	5,920.7	5,782.6	144.0	5,926.6
Fixed-rate	798.7	114.8	913.5	758.0	121.1	879.1

Total residential mortgage	6,584.5	249.7	6,834.2	6,540.6	265.1	6,805.7

Home equity and other consumer:				.
Home equity	1,898.3	52.4	1,950.7	1,960.0	55.2	2,015.2
Other consumer	44.0	3.1	47.1	45.6	3.6	49.2

Total home equity and other consumer	1,942.3	55.5	1,997.8	2,005.6	58.8	2,064.4

Total Retail Portfolio	8,526.8	305.2	8,832.0	8,546.2	323.9	8,870.1

Total loans	$29,788.8	$2,315.6	$32,104.4	$30,111.2	$2,464.1	$32,575.3

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $82.6 million at March 31, 2018 and $80.4 million at December 31, 2017.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
March 31, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$201.1	$3.4	$204.5	$29.7	$0.2	$29.9	$234.4

Charge-offs	(3.4)	(1.8)	(5.2)	(1.0)	—	(1.0)	(6.2)
Recoveries	1.0	0.3	1.3	0.4	—	0.4	1.7

Net loan charge-offs	(2.4)	(1.5)	(3.9)	(0.6)	—	(0.6)	(4.5)
Provision for loan losses	1.5	1.9	3.4	2.0	—	2.0	5.4

Balance at end of period	$200.2	$3.8	$204.0	$31.1	$0.2	$31.3	$235.3

Three months ended	Commercial			Retail
March 31, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3

Charge-offs	(2.9)	—	(2.9)	(1.7)	—	(1.7)	(4.6)
Recoveries	1.6	—	1.6	0.6	—	0.6	2.2

Net loan charge-offs	(1.3)	—	(1.3)	(1.1)	—	(1.1)	(2.4)
Provision for loan losses	(2.4)	—	(2.4)	6.8	—	6.8	4.4

Balance at end of period	$195.1	$6.1	$201.2	$29.9	$0.2	$30.1	$231.3

The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

	Originated Loans				Acquired Loans
As of	Individually Evaluated		Collectively Evaluated				Purchased
March 31, 2018	for Impairment		for Impairment		PCI (1)		Performing		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$138.5	$6.0	$21,123.5	$194.2	$351.8	$2.2	$1,658.6	$1.6	$23,272.4	$204.0
Retail	91.4	2.3	8,435.4	28.8	122.8	0.2	182.4	—	8,832.0	31.3

Total	$229.9	$8.3	$29,558.9	$223.0	$474.6	$2.4	$1,841.0	$1.6	$32,104.4	$235.3

	Originated Loans				Acquired Loans
As of	Individually Evaluated		Collectively Evaluated				Purchased
December 31, 2017	for Impairment		for Impairment		PCI (1)		Performing		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Commercial	$141.2	$4.6	$21,423.8	$196.5	$370.4	$2.8	$1,769.8	$0.6	$23,705.2	$204.5
Retail	94.0	2.4	8,452.2	27.3	128.1	0.2	195.8	—	8,870.1	29.9

Total	$235.2	$7.0	$29,876.0	$223.8	$498.5	$3.0	$1,965.6	$0.6	$32,575.3	$234.4

(1)	Purchased credit impaired

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

	March 31,	December 31,
(in millions)	2018	2017
Commercial:
Commercial real estate	$21.0	$23.7
Commercial and industrial	34.6	32.6
Equipment financing	47.7	44.3

Total (1)	103.3	100.6

Retail:
Residential mortgage	35.4	32.7
Home equity	16.1	15.4
Other consumer	—	—

Total (2)	51.5	48.1

Total	$154.8	$148.7

(1)	Reported net of government guarantees totaling $3.0 million and $3.1 million at March 31, 2018 and December 31, 2017, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (94%) and commercial real estate loans (6%).
(2)	Includes $18.3 million and $15.2 million of loans in the process of foreclosure at March 31, 2018 and December 31, 2017, respectively.

The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”), which totaled $23.7 million and $25.1 million at March 31, 2018 and December 31, 2017, respectively. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $6.4 million and $4.6 million at March 31, 2018 and December 31, 2017, respectively, all of which became non-performing subsequent to acquisition.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2018 or December 31, 2017.

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

At March 31, 2018 and December 31, 2017, People’s United’s recorded investment in loans classified as TDRs totaled $172.4 million and $186.9 million, respectively. The related allowance for loan losses was $3.7 million at March 31, 2018 and $4.4 million at December 31, 2017. Interest income recognized on TDRs totaled $1.2 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2018 and 2017. Loans that were modified and classified as TDRs during the three months ended March 31, 2018 and 2017 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2018 and 2017. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial:
Commercial real estate (1)	4	$3.3	$3.3
Commercial and industrial (2)	13	15.1	15.1
Equipment financing (3)	9	7.5	7.5

Total	26	25.9	25.9

Retail:
Residential mortgage (4)	5	0.8	0.8
Home equity (5)	12	0.9	0.9
Other consumer	—	—	—

Total	17	1.7	1.7

Total	43	$27.6	$27.6

(1)	Represents the following concessions: extension of term (4 contracts; recorded investment of $3.3 million).
(2)	Represents the following concessions: extension of term (9 contracts; recorded investment of $11.6 million); or reduced payment and/or payment deferral (4 contracts; recorded investment of $3.5 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (6 contracts; recorded investment of $7.0 million); or a combination of concessions (3 contracts; recorded investment of $0.5 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (2 contracts; recorded investment of $0.1 million); or reduced payment and/or payment deferral (3 contracts; recorded investment of $0.7 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (7 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); or a combination of concessions (1 contract; recorded investment of less than $0.1 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended March 31, 2017
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	3	$3.9	$3.9
Commercial and industrial (2)	9	8.3	8.3
Equipment financing (3)	21	5.9	5.9

Total	33	18.1	18.1

Retail:
Residential mortgage (4)	7	3.8	3.8
Home equity (5)	24	2.2	2.2
Other consumer	—	—	—

Total	31	6.0	6.0

Total	64	$24.1	$24.1

(1)	Represents the following concessions: reduced payment and/or payment deferral (2 contracts; recorded investment of $2.2 million); or temporary rate reduction (1 contract; recorded investment of $1.7 million).
(2)	Represents the following concessions: extension of term (8 contracts; recorded investment of $7.4 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.9 million).
(3)	Represents the following concessions: reduced payment and/or payment deferral (7 contracts; recorded investment of $2.3 million); or a combination of concessions (14 contracts; recorded investment of $3.6 million).
(4)	Represents the following concessions: loans restructured through bankruptcy (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.3 million); or a combination of concessions (2 contracts; recorded investment of $2.4 million).
(5)	Represents the following concessions: loans restructured through bankruptcy (14 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); or a combination of concessions (6 contracts; recorded investment of $0.8 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2018 and 2017. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2018 or 2017.

	Three Months Ended March 31,
	2018		2017
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	1	$1.7
Commercial and industrial	7	4.6	2	1.4
Equipment financing	9	6.4	8	2.6

Total	16	11.0	11	5.7

Retail:
Residential mortgage	2	0.5	7	2.5
Home equity	1	—	1	0.1
Other consumer	—	—	—	—

Total	3	0.5	8	2.6

Total	19	$11.5	19	$8.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	As of March 31, 2018			As of December 31, 2017
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$31.2	$29.9	$—	$37.7	$36.3	$—
Commercial and industrial	26.3	23.8	—	27.9	25.5	—
Equipment financing	35.2	29.9	—	36.9	32.8	—
Retail:
Residential mortgage	65.7	58.8	—	67.6	60.8	—
Home equity	23.6	19.8	—	24.0	20.2	—
Other consumer	—	—	—	—	—	—

Total	$182.0	$162.2	$—	$194.1	$175.6	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$15.6	$13.1	$0.8	$11.7	$9.9	$0.9
Commercial and industrial	27.3	24.9	2.4	26.9	26.0	2.6
Equipment financing	17.0	16.9	2.8	11.6	10.7	1.1
Retail:
Residential mortgage	11.1	11.0	1.7	11.4	11.4	1.7
Home equity	1.9	1.8	0.6	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—

Total	$72.9	$67.7	$8.3	$63.3	$59.6	$7.0

Total impaired loans:
Commercial:
Commercial real estate	$46.8	$43.0	$0.8	$49.4	$46.2	$0.9
Commercial and industrial	53.6	48.7	2.4	54.8	51.5	2.6
Equipment financing	52.2	46.8	2.8	48.5	43.5	1.1

Total	152.6	138.5	6.0	152.7	141.2	4.6

Retail:
Residential mortgage	76.8	69.8	1.7	79.0	72.2	1.7
Home equity	25.5	21.6	0.6	25.7	21.8	0.7
Other consumer	—	—	—	—	—	—

Total	102.3	91.4	2.3	104.7	94.0	2.4

Total	$254.9	$229.9	$8.3	$257.4	$235.2	$7.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2018		2017
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$45.1	$0.3	$51.9	$0.4
Commercial and industrial	48.8	0.4	70.0	0.5
Equipment financing	41.1	0.1	39.8	0.1

Total	135.0	0.8	161.7	1.0

Retail:
Residential mortgage	70.7	0.5	71.2	0.4
Home equity	21.5	0.1	20.4	0.1
Other consumer	—	—	—	—

Total	92.2	0.6	91.6	0.5

Total	$227.2	$1.4	$253.3	$1.5

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of March 31, 2018 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,851.8	$13.0	$12.5	$25.5	$9,877.3
Commercial and industrial	7,995.8	11.1	19.1	30.2	8,026.0
Equipment financing	3,270.2	77.2	11.3	88.5	3,358.7

Total	21,117.8	101.3	42.9	144.2	21,262.0

Retail:
Residential mortgage	6,536.7	23.1	24.7	47.8	6,584.5
Home equity	1,884.3	5.9	8.1	14.0	1,898.3
Other consumer	43.9	0.1	—	0.1	44.0

Total	8,464.9	29.1	32.8	61.9	8,526.8

Total originated loans	$29,582.7	$130.4	$75.7	$206.1	$29,788.8

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $8.7 million, $18.3 million and $36.4 million, respectively, and $18.7 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2018 and December 31, 2017, the allowance for loan losses on acquired loans was $4.0 million and $3.6 million, respectively.

The following is a summary, by class of loan, of credit quality indicators:

As of March 31, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,635.8	$7,681.0	$2,951.2	$20,268.0
Special mention	136.7	108.7	92.3	337.7
Substandard	103.9	235.0	315.2	654.1
Doubtful	0.9	1.3	—	2.2

Total originated loans	9,877.3	8,026.0	3,358.7	21,262.0

Acquired loans:
Pass	879.4	473.9	529.2	1,882.5
Special mention	16.2	6.7	—	22.9
Substandard	37.5	67.5	—	105.0
Doubtful	—	—	—	—

Total acquired loans	933.1	548.1	529.2	2,010.4

Total	$10,810.4	$8,574.1	$3,887.9	$23,272.4

As of March 31, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,312.3	$893.8	$28.3	$4,234.4
Moderate risk	2,765.9	606.6	5.9	3,378.4
High risk	506.3	397.9	9.8	914.0

Total originated loans	6,584.5	1,898.3	44.0	8,526.8

Acquired loans:
Low risk	143.7	—	—	143.7
Moderate risk	58.7	—	—	58.7
High risk	47.3	52.4	3.1	102.8

Total acquired loans	249.7	52.4	3.1	305.2

Total	$6,834.2	$1,950.7	$47.1	$8,832.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,859.3	$7,760.7	$2,899.9	$20,519.9
Special mention	159.4	124.0	91.8	375.2
Substandard	107.0	244.2	316.8	668.0
Doubtful	0.9	1.0	—	1.9

Total originated loans	10,126.6	8,129.9	3,308.5	21,565.0

Acquired loans:
Pass	892.0	520.0	596.9	2,008.9
Special mention	14.8	15.2	—	30.0
Substandard	35.3	66.0	—	101.3
Doubtful	—	—	—	—

Total acquired loans	942.1	601.2	596.9	2,140.2

Total	$11,068.7	$8,731.1	$3,905.4	$23,705.2

As of December 31, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,292.1	$925.6	$28.2	$4,245.9
Moderate risk	2,738.8	640.0	7.1	3,385.9
High risk	509.7	394.4	10.3	914.4

Total originated loans	6,540.6	1,960.0	45.6	8,546.2

Acquired loans:
Low risk	148.0	—	—	148.0
Moderate risk	65.7	—	—	65.7
High risk	51.4	55.2	3.6	110.2

Total acquired loans	265.1	55.2	3.6	323.9

Total	$6,805.7	$2,015.2	$49.2	$8,870.1

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

PCI loans represent those acquired loans with specific evidence of deterioration in credit quality since origination and for which it is probable that, as of the acquisition date, all contractually required principal and interest payments will not be collected Such loans are generally accounted for on a pool basis, with pools formed based on the loans’ common risk characteristics, such as loan collateral type and accrual status. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.65 billion; expected cash flows of $7.09 billion; and a fair value (initial carrying amount) of $5.42 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($560.1 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.67 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2018, the outstanding principal balance and carrying amount of the PCI loan portfolio were $553.2 million and $474.6 million, respectively ($587.7 million and $498.5 million, respectively, at December 31, 2017).

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Balance at beginning of period	$219.7	$255.4
Accretion	(6.3)	(7.6)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—
Other changes in expected cash flows (2)	(5.9)	(6.1)

Balance at end of period	$207.5	$241.7

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)	Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $10.6 million and $6.8 million, respectively, at March 31, 2018, and $9.3 million and $7.6 million, respectively, at December 31, 2017. Repossessed assets totaled $1.8 million and $2.5 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both March 31, 2018 and December 31, 2017, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 436.5 million shares and 435.6 million shares were issued at March 31, 2018 and December 31, 2017, respectively.

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both March 31, 2018 and December 31, 2017) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both March 31, 2018 and December 31, 2017). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three months ended March 31, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)

Other comprehensive income (loss) before reclassifications	—	(37.7)	—	(1.5)	(39.2)
Amounts reclassified from AOCL (1)	1.7	—	0.7	—	2.4

Current period other comprehensive income (loss)	1.7	(37.7)	0.7	(1.5)	(36.8)

Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)

Balance at March 31, 2018	$(172.4)	$(63.2)	$(17.6)	$(2.6)	$(255.8)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)

Other comprehensive income before reclassifications	—	1.4	—	0.2	1.6
Amounts reclassified from AOCL (1)	1.0	9.9	0.5	0.1	11.5

Current period other comprehensive income	1.0	11.3	0.5	0.3	13.1

Balance at March 31, 2017	$(144.6)	$(21.0)	$(16.9)	$0.6	$(181.9)

(1)	See the following table for details about these reclassifications.
(2)	See Note 13.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL
	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
(in millions)	2018	2017
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(2.1)	$(1.7)	(1)
Prior service credit	0.1	0.2	(1)

	(2.0)	(1.5)	Income before income tax expense
	0.3	0.5	Income tax expense

	(1.7)	(1.0)	Net income

Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	0.1	(15.7)	Income before income tax expense (2)
	(0.1)	5.8	Income tax expense

	—	(9.9)	Net income

Amortization of unrealized losses on debt securities transferred to held-to-maturity	(0.9)	(0.8)	Income before income tax expense (3)
	0.2	0.3	Income tax expense

	(0.7)	(0.5)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	0.1	(0.1)	(5)
Interest rate locks (4)	—	—	(5)

	0.1	(0.1)	Income before income tax expense
	(0.1)	—	Income tax expense

	—	(0.1)	Net income

Total reclassifications for the period	$(2.4)	$(11.5)

(1)	Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Notes 7 and 13 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million for both periods.
(5)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended
	March 31,
(in millions, except per common share data)	2018	2017
Net income available to common shareholders	$104.4	$67.3
Dividends paid on and undistributed earnings allocated to participating securities	(0.1)	(0.2)

Earnings attributable to common shareholders	$104.3	$67.1

Weighted average common shares outstanding for basic EPS	339.8	308.8
Effect of dilutive equity-based awards	4.2	2.3

Weighted average common shares and common-equivalent shares for diluted EPS	344.0	311.1

EPS:
Basic	$0.31	$0.22
Diluted	0.30	0.22

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 7.2 million shares and 9.8 million shares for the three months ended March 31, 2018 and 2017, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

People’s United goodwill totaled $2.41 billion at both March 31, 2018 and December 31, 2017, and was allocated to its operating segments as follows: Commercial Banking ($1.60 billion); Retail Banking ($720.1 million); and Wealth Management ($91.0 million).

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2018 and December 31, 2017, tax deductible goodwill totaled $71.0 million and $72.3 million, respectively.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s other acquisition-related intangible assets totaled $143.5 million and $148.6 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the carrying amounts of other acquisition-related intangible assets were as follows: trade name ($64.5 million); core deposit intangible ($21.5 million); client relationship intangible ($21.5 million); trust relationship intangible ($13.5 million); insurance relationship intangible ($5.0 million); favorable lease agreement ($0.5 million); non-compete agreements ($0.5 million); and mutual fund management contracts, which are not amortized ($16.5 million).

Amortization expense of other acquisition-related intangible assets totaled $5.1 million and $6.3 million for the three months ended March 31, 2018 and 2017, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2018 and each of the next five years is as follows: $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; $13.5 million in 2022; and $8.5 million in 2023. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the three months ended March 31, 2018 and 2017.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In February 2018, People’s United made voluntary employer contributions of $40 million to the People’s Qualified Plan and $10 million to the Chittenden Qualified Plan (none to the Suffolk Qualified Plan) in response to tax reform.

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

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

			Other
	Pension Plans		Postretirement Plan
Three months ended March 31 (in millions)	2018	2017	2018	2017
Net periodic benefit (income) expense:
Interest cost	$4.8	$4.5	$0.2	$0.2
Expected return on plan assets	(10.9)	(8.9)	—	—
Recognized net actuarial loss	2.0	1.6	0.1	0.1
Recognized prior service credit	(0.1)	(0.2)	—	—
Settlements	0.4	0.4	—	—

Net periodic benefit (income) expense (1)	$(3.8)	$(2.6)	$0.3	$0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(2.0)	(1.6)	(0.1)	(0.1)
Prior service credit	0.1	0.2	—	—

Total pre-tax changes recognized in other comprehensive income (loss)	(1.9)	(1.4)	(0.1)	(0.1)

Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(5.7)	$(4.0)	$0.2	$0.2

(1)	As discussed in Note 13, amounts are included in other non-interest expense for all periods presented.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the three months ended March 31, 2018, totaled $1.1 million. At March 31, 2018, the loan balance totaled $180.8 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 3,920,088 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2018, 6,533,487 shares of People’s United common stock, with a fair value of $121.9 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.7 million for both the three months ended March 31, 2018 and 2017.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2018 and 2017.

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

The three levels within the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities or mutual funds and certain U.S. and government agency debt securities).

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE mortgage-backed securities);

•	quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently); and

•	other inputs that (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.) or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).

•	Level 3 – Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

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

Recurring Fair Value Measurements

Trading Debt Securities, Equity Securities and Debt Securities Available-For-Sale

When available, People’s United uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities and equity securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, and GSE mortgage-backed securities, all of which are included in Level 2.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2018 and December 31, 2017, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities, making observable inputs readily available.

Changes in the prices obtained from the pricing service are analyzed from month to month, taking into consideration changes in market conditions including changes in mortgage spreads, changes in U.S. Treasury security yields and changes in generic pricing of securities with similar duration. As a further point of validation, the Company generates its own month-end fair value estimate for all mortgage-backed securities, and state and municipal securities. While the Company has not adjusted the prices obtained from the independent pricing service, any notable differences between those prices and the Company’s estimates are subject to further analysis. This additional analysis may include a review of prices provided by other independent parties, a yield analysis, a review of average life changes using Bloomberg analytics and a review of historical pricing for the particular security. Based on management’s review of the prices provided by the pricing service, the fair values incorporate observable market inputs used by market participants at the measurement date and, as such, are classified as Level 2 securities.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Debt securities available-for-sale:
U.S. Treasury and agency	660.0	—	—	660.0
GSE mortgage-backed securities	—	2,493.8	—	2,493.8
Equity securities	9.5	—	—	9.5
Other assets:
Exchange-traded funds	36.1	—	—	36.1
Mutual funds	3.8	—	—	3.8
Fixed income securities	—	1.0	—	1.0
Interest rate swaps	—	52.4	—	52.4
Interest rate caps	—	3.5	—	3.5
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$717.6	$2,551.1	$—	$3,268.7

Financial liabilities:
Interest rate swaps	$—	$149.6	$—	$149.6
Interest rate caps	—	3.5	—	3.5
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.1	—	0.1
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$—	$153.5	$—	$153.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Debt securities available-for-sale:
U.S. Treasury and agency	668.8	—	—	668.8
GSE mortgage-backed securities	—	2,456.5	—	2,456.5
Equity securities	8.7	—	—	8.7
Other assets:
Exchange-traded funds	36.5	—	—	36.5
Mutual funds	3.5	—	—	3.5
Fixed income securities	—	1.3	—	1.3
Interest rate swaps	—	74.8	—	74.8
Interest rate caps	—	2.8	—	2.8
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2

Total	$725.7	$2,535.7	$—	$3,261.4

Financial liabilities:
Interest rate swaps	$—	$84.9	$—	$84.9
Interest rate caps	—	2.8	—	2.8
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$88.3	$—	$88.3

(1)	At both March 31, 2018 and December 31, 2017, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the three months ended March 31, 2018 or 2017.

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

Impaired Loans

Loan impairment is deemed to exist when full repayment of principal and interest according to the contractual terms of the loan is no longer probable. Impaired loans are reported based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral (less estimated cost to sell) if the loan is collateral dependent. Accordingly, certain impaired loans may be subject to measurement at fair value on a non-recurring basis.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$10.4	$—	$10.4
Impaired loans (2)	—	—	67.7	67.7
REO and repossessed assets (3)	—	—	19.2	19.2

Total	$—	$10.4	$86.9	$97.3

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$16.6	$—	$16.6
Impaired loans (2)	—	—	59.6	59.6
REO and repossessed assets (3)	—	—	19.4	19.4

Total	$—	$16.6	$79.0	$95.6

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2018 and 2017.
(2)	Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $54.9 million of Commercial loans and $12.8 million of Retail loans at March 31, 2018. The provision for loan losses on impaired loans totaled $2.8 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.
(3)	Represents: (i) $10.6 million of commercial REO; (ii) $6.8 million of residential REO; and (iii) $1.8 million of repossessed assets at March 31, 2018. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $(0.3) million and $0.9 million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Financial Assets and Financial Liabilities Not Measured At Fair Value

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of March 31, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$402.2	$402.2	$—	$—	$402.2
Short-term investments	470.3	—	470.3	—	470.3
Debt securities held-to-maturity	3,696.3	—	3,660.8	1.5	3,662.3
FHLB and FRB stock	305.2	—	305.2	—	305.2
Total loans, net (1)	31,801.4	—	6,559.8	24,854.3	31,414.1
Financial liabilities:
Time deposits	5,255.5	—	5,220.6	—	5,220.6
Other deposits	27,638.3	—	27,638.3	—	27,638.3
FHLB advances	2,610.7	—	2,611.2	—	2,611.2
Federal funds purchased	805.0	—	805.0	—	805.0
Customer repurchase agreements	265.8	—	265.8	—	265.8
Other borrowings	195.4	—	194.9	—	194.9
Notes and debentures	891.9	—	895.5	—	895.5

(1)	Excludes impaired loans totaling $67.7 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$505.1	$505.1	$—	$—	$505.1
Short-term investments	377.5	—	377.5	—	377.5
Debt securities held-to-maturity	3,588.1	—	3,632.2	1.5	3,633.7
FHLB and FRB stock	312.3	—	312.3	—	312.3
Total loans, net (1)	32,281.3	—	6,632.2	25,495.3	32,127.5
Financial liabilities:
Time deposits	5,454.3	—	5,441.1	—	5,441.1
Other deposits	27,602.0	—	27,602.0	—	27,602.0
FHLB advances	2,774.4	—	2,775.3	—	2,775.3
Federal funds purchased	820.0	—	820.0	—	820.0
Customer repurchase agreements	301.6	—	301.6	—	301.6
Other borrowings	207.8	—	207.2	—	207.2
Notes and debentures	901.6	—	910.1	—	910.1

(1)	Excludes impaired loans totaling $59.6 million measured at fair value on a non-recurring basis.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

People’s United uses derivative financial instruments as components of its market risk management (principally to manage interest rate risk (“IRR”). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at March 31, 2018.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017	March 31, 2018	Dec. 31, 2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$5,754.3	$5,769.1	$31.6	$64.7	$137.5	$61.2
Institutional counterparties	N/A	5,760.7	5,775.9	20.8	10.1	12.1	23.7
Interest rate caps:
Commercial customers	N/A	595.4	649.2	—	—	3.5	2.8
Institutional counterparties	N/A	595.4	649.2	3.5	2.8	—	—
Risk participation agreements (2)	N/A	423.7	439.4	—	—	—	—
Foreign exchange contracts	N/A	45.9	46.5	0.1	0.1	0.1	0.4
Forward commitments to sell residential mortgage loans	N/A	20.8	16.4	0.3	0.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	22.9	18.3	—	—	0.3	0.2

Total				56.3	77.9	153.5	88.3

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—

Total				—	—	—	—

Total fair value of derivatives				$56.3	$77.9	$153.5	$88.3

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)		Recognized in AOCL
Three months ended March 31 (in millions)		2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(103.3)	$2.0	$—	$—
Institutional counterparties	N/A	104.5	0.2	—	—
Interest rate caps:
Commercial customers	N/A	(0.7)	0.6	—	—
Institutional counterparties	N/A	0.7	(0.1)	—	—
Foreign exchange contracts	N/A	0.2	0.1	—	—
Risk participation agreements	N/A	0.1	0.1	—	—
Forward commitments to sell residential mortgage loans	N/A	0.1	0.3	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.1)	(0.3)	—	—

Total		1.5	2.9	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	1.1	1.7	—	—
Interest rate swaps	Cash flow	0.1	(0.1)	(1.8)	0.6
Interest rate locks (2)	Cash flow	—	—	—	—

Total		1.2	1.6	(1.8)	0.6

Total		$2.7	$4.5	$(1.8)	$0.6

(1)	Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)	Income totaled less than $0.1 million for both periods.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Chicago Mercantile Exchange (“CME”) characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both March 31, 2018 and December 31, 2017, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of March 31, 2018 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps:
Counterparty A	$4.1	$—	$4.1	$(1.6)	$(2.3)	$0.2
Counterparty B	3.6	—	3.6	(3.6)	—	—
Counterparty C	6.4	—	6.4	(1.4)	(4.6)	0.4
Counterparty D	5.4	—	5.4	(2.8)	(2.5)	0.1
Counterparty E	—	—	—	—	—	—
Other counterparties	4.8	—	4.8	(0.4)	(4.4)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$24.4	$—	$24.4	$(9.8)	$(13.8)	$0.8

Financial liabilities:
Interest rate swaps:
Counterparty A	$1.6	$—	$1.6	$(1.6)	$—	$—
Counterparty B	4.0	—	4.0	(3.6)	(0.4)	—
Counterparty C	1.4	—	1.4	(1.4)	—	—
Counterparty D	2.8	—	2.8	(2.8)	—	—
Counterparty E	1.9	—	1.9	—	—	1.9
Other counterparties	0.4	—	0.4	(0.4)	—	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$12.2	$—	$12.2	$(9.8)	$(0.4)	$2.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of December 31, 2017 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.6	$—	$2.6	$(2.5)	$—	$0.1
Counterparty B	1.6	—	1.6	(1.6)	—	—
Counterparty C	2.6	—	2.6	(2.6)	—	—
Counterparty D	3.5	—	3.5	(3.5)	—	—
Counterparty E	—	—	—	—	—	—
Other counterparties	2.6	—	2.6	(0.2)	(2.4)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$13.0	$—	$13.0	$(10.4)	$(2.4)	$0.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$2.5	$—	$2.5	$(2.5)	$—	$—
Counterparty B	5.6	—	5.6	(1.6)	(4.0)	—
Counterparty C	2.8	—	2.8	(2.6)	(0.2)	—
Counterparty D	4.7	—	4.7	(3.5)	(1.2)	—
Counterparty E	7.3	—	7.3	—	—	7.3
Other counterparties	0.8	—	0.8	(0.2)	(0.6)	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4

Total	$24.1	$—	$24.1	$(10.4)	$(6.0)	$7.7

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At March 31, 2018 and December 31, 2017, the Company posted as collateral marketable securities with fair values of $455.4 million and $453.8 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $461.5 million and $461.9 million, respectively.

As of March 31, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2017 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

NOTE 13. NEW ACCOUNTING STANDARDS

Standards effective in 2018

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to revenue recognition. The amended guidance serves to replace all current GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The underlying principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments also require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. As originally issued, this new guidance, which can be applied retrospectively or through the use of the cumulative effect transition method, was to become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016 (January 1, 2017 for People’s United) and early adoption was not permitted.

In July 2015, the FASB approved a one-year deferral of the effective date (now January 1, 2018 for People’s United) with early adoption, as of the original effective date, permitted. The FASB subsequently issued amendments to clarify the implementation guidance and add some practical expedients in certain areas, including: (i) principal versus agent considerations; (ii) the identification of performance obligations; and (iii) certain aspects of the accounting for licensing arrangements. These amendments did not change the core principle of the guidance and are effective for and follow the same transition requirements as the core principle.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Company’s revenue is comprised of net interest income on financial assets and financial liabilities (approximately 75-80%) and non-interest income (approximately 20-25%). The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and financial liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Certain other recurring revenue streams included in non-interest income are within the scope of the guidance, including service charges and fees on deposit accounts as well as card-based and other non-deposit fees, (all included within bank service charges) and revenues associated with certain products and services offered by the Company’s investment management, insurance and brokerage businesses.

In completing its assessment of those revenue streams within the scope of the guidance, the Company identified one revenue source for which the timing of recognition changes under the new standard. The Company previously recognized revenue for certain insurance brokerage activities, such as installments on agency bill, direct bill and contingent commission revenue, over a period of time either due to the transfer of value to customers or as the remuneration becomes determinable. Under the new guidance, certain of these revenues, as well as certain costs associated with originating such policies, are now substantially recognized on the effective date of the associated policies when control of the policy transfers to the customer.

The guidance was adopted on January 1, 2018 using the modified retrospective method and resulted in a cumulative-effect transition adjustment which served to increase opening retained earnings by $0.6 million (net-of tax). While the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, its current accounting policies and practices or the timing or amount of revenue recognized, the Company has, where appropriate, completed the necessary changes to its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard.

For revenue streams within the scope of the guidance, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract; (ii) identify the performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation; and (v) recognize revenue when the performance obligation is satisfied. The Company’s contracts with customers are generally short-term in nature, typically due within one year or less, or cancellable by the Company or the customer upon a short notice period. Performance obligations for customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, the value of the products/services transferred to the customer are evaluated to determine when, and to what degree, performance obligations have been satisfied. Payments from customers are typically received, and revenue recognized, concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of our performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where a payment has not been received despite satisfaction of our performance obligations, an estimate of the amount due is accrued in the period our performance obligations have been satisfied. For contracts with variable components, amounts for which collection is probable are accrued.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following summarizes the Company’s performance obligations for those revenue streams deemed to be within the scope of the guidance:

Service charges and fees on deposit accounts – Service charges and fees on deposit accounts consist of monthly account maintenance and other related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees, including overdraft charges, are largely transactional-based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Card-based and other non-deposit fees – Card-based and other non-deposit fees are comprised, primarily, of debit and credit card income and ATM fees. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks. ATM fees are largely transactional-based and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.

Investment management fees – Investment management income is comprised, primarily, of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is received shortly after services are rendered.

Insurance commissions and fees – The Company’s insurance revenue has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy which is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary, but are typically received at, or in advance, of the policy period.

Brokerage commissions and fees – Brokerage commissions and fees relate, primarily, to investment advisory and brokerage activities as well as the sale of mutual funds and annuities. The Company’s performance obligation for investment advisory services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. Fees earned for brokerage activities, such as facilitating securities transactions, are generally recognized at the time of transaction execution. The performance obligation for mutual fund and annuity sales is satisfied upon sale of the underlying investment, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.

The Company generally acts in a principal capacity, on its own behalf, in the majority of its contracts with customers. In such transactions, revenue and the related costs to provide our services are recognized on a gross basis in the financial statements. In some cases, the Company may act in an agent capacity, deriving revenue by assisting other entities in transactions with our customers. In such transactions, revenue and the related costs to provide our services are recognized on a net basis in the financial statements. The extent of the Company’s activities for which it acts as an agent (and for which the related revenue and expense has been presented on a net basis) is immaterial.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Presentation of Deferred Taxes

In November 2015, the FASB amended its standards with respect to the presentation of deferred income taxes to eliminate the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of condition, thereby simplifying the presentation of deferred income taxes. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2018 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

This amendment became effective for People’s United on January 1, 2018. The cumulative effect transition method was applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of the guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL, was recorded which served to decrease opening retained earnings by $0.6 million. Any further changes in the fair value of equity securities will be recorded in net income. Given the current composition of the Company’s securities portfolio, the standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements. The additional disclosure and presentation requirements set forth in the standard, including the Company’s approach to determining the fair value of its held-for-investment loan portfolio for disclosure purposes, have been reflected in the Consolidated Statements of Condition and Note 11, as applicable.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB amended its standards to address the classification of certain cash receipts and payments within the statement of cash flows. Specifically, the amended guidance addresses the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including BOLI policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018 and did not have a significant impact on the Company’s Consolidated Financial Statements. The classification of cash receipts and payments required by the standard, and applicable to the Company, have been reflected in the Consolidated Statements of Cash Flows.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB amended its standards to clarify the scope of its guidance on derecognition of a nonfinancial asset and provide additional guidance on the definition of in-substance nonfinancial assets and partial sales of nonfinancial assets. Under prior guidance, several different accounting models existed for use in evaluating whether the transfer of certain assets qualified for sale treatment. The amended guidance reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. This amendment, which is being applied prospectively, became effective for People’s United on January 1, 2018 and did not have a significant impact on the Company’s Consolidated Financial Statements.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit income (a result of the expected return on plan assets exceeding the sum of the other components) previously reported within compensation and benefits expense is now reported within other non-interest expense in the Consolidated Statements of Income. For the three months ended March 31, 2017, $2.3 million of net periodic pension and postretirement benefit income has been reclassified in accordance with the requirements of the standard.

Stock Compensation

In July 2017, the FASB amended its standards with respect to share-based payment awards to provide explicit guidance pertaining to the provisions of modification accounting. The amendment clarifies that an entity should not account for the effects of a modification if the award’s fair value, vesting conditions and classification (as either debt or equity) are the same immediately before and after the modification. This amendment, which is being applied prospectively to awards modified on or after the adoption date, became effective for People’s United on January 1, 2018 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

In preparing for adoption, the Company has formed a cross-functional working group comprised of individuals from various disciplines, including procurement, real estate and finance, to evaluate the amended guidance and its potential impact on its Consolidated Financial Statements. To date, the Company has identified several areas that are within the scope of the guidance, including (i) its contracts with respect to leased real estate and office equipment and (ii) operating lease agreements entered into with customers of the Company’s equipment financing businesses. The Company continues to evaluate various service contracts in order to determine whether embedded leases exist that are deemed to be in scope.

At this time, the most significant impact is believed to relate to real estate and office equipment subject to non-cancelable operating lease agreements. The amount of the right-of-use assets and corresponding lease liabilities recorded upon adoption will be based, primarily, on the present value of unpaid future minimum lease payments, the amount of which is dependent upon the population of leases in effect at the date of adoption, as well as assumptions with respect to renewals and/or extensions and the interest rate used to discount the future lease obligations. As of December 31, 2017, the Company reported approximately $353 million in future minimum lease payments due under such agreements. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change as a result of the execution of new leases and/or termination of existing leases prior to the effective date. Further, the Company will continue to review contracts up through the effective date and may identify additional leases within the scope of the standard. The Federal banking agencies have indicated that to the extent a right-of-use asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should be: (i) treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.

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

The Company elected to early adopt this amendment effective January 1, 2018 (for the reporting period ending on March 31, 2018). Upon adoption, $37.9 million, representing the income tax effects of the Act as well as the indirect impacts from the decreased federal tax effect on future state tax benefits, was reclassified from AOCL to retained earnings. The reclassification adjustment, which related to: (i) the net actuarial loss on defined benefit pension and postretirement plans; (ii) the net unrealized loss on debt securities available-for-sale and debt securities transferred to held-to-maturity; and (iii) the net unrealized loss on derivatives accounted for as cash flow hedges, served to increase regulatory capital by $37.9 million, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

While early adoption is permitted, the Company does not expect to elect that option. In preparing for adoption, the Company has established a cross-functional working group comprised of individuals from various disciplines, including credit, risk management, information technology and finance. That working group, which is subject to the Company’s established corporate governance and oversight structure, is responsible for: (i) identifying key interpretative issues; (ii) determining the appropriate level of portfolio segmentation; (iii) reviewing historical data so as to identify potential data and resource gaps; and (iv) evaluating existing credit loss forecasting models and processes in order to determine what modifications may be required. To date, the working group’s efforts have largely been focused on: (i) establishing the Company’s portfolio segmentation; (ii) fulfilling the data requirements of the standard according to the established portfolio segmentation; and (iii) purchasing and installing a third-party vendor solution that will aid in the application of the standard. The working group expects to spend a considerable amount of time on model selection and development throughout 2018 which will include an assessment of how existing credit models used to comply with other regulatory requirements may be leveraged.

As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. To date, no formal guidance has been issued by either the Company’s or the Bank’s primary regulators with respect to how the impact of the amended standard is to be treated for regulatory capital purposes. However, in April 2018, the federal banking agencies issued a proposal for public comment which would serve to revise the regulatory capital rules to, among other things, provide banks an option to phase-in, over three years, the regulatory capital effects of the standard.

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

Selected Consolidated Financial Information

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Earnings Data:
Net interest income (fully taxable equivalent)	$302.1	$304.1	$258.1
Net interest income	295.8	292.3	248.6
Provision for loan losses	5.4	7.5	4.4
Non-interest income (1)	90.4	87.3	84.7
Non-interest expense (1)	243.5	239.7	226.1
Income before income tax expense	137.3	132.4	102.8
Net income	107.9	106.2	70.8
Net income available to common shareholders (1)	104.4	102.7	67.3

Selected Statistical Data:
Net interest margin (2)	3.05%	3.07%	2.82%
Return on average assets (1),(2)	0.98	0.96	0.70
Return on average common equity (2)	7.5	7.4	5.5
Return on average tangible common equity (1),(2)	13.8	13.8	9.6
Efficiency ratio (1)	59.4	56.1	59.4

Common Share Data:
Earnings per common share:
Basic	$0.31	$0.30	$0.22
Diluted (1)	0.30	0.30	0.22
Dividends paid per common share	0.1725	0.1725	0.17
Common dividend payout ratio (1)	56.3%	57.1%	78.3%
Book value per common share (end of period)	$16.43	$16.40	$15.94
Tangible book value per common share (end of period) (1)	8.93	8.87	9.07
Stock price:
High	20.26	19.50	19.85
Low	18.18	17.58	17.47
Close (end of period)	18.66	18.70	18.20

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Financial Condition Data:
Total assets	$44,101	$44,453	$43,998	$43,023	$40,230
Loans	32,104	32,575	32,384	31,611	29,687
Securities	7,173	7,043	6,914	6,880	6,424
Short-term investments	470	378	303	216	392
Allowance for loan losses	235	234	233	232	231
Goodwill and other acquisition-related intangible assets	2,555	2,560	2,568	2,426	2,136
Deposits	32,894	33,056	32,547	31,815	30,506
Borrowings	3,877	4,104	4,144	4,084	3,183
Notes and debentures	892	902	906	907	904
Stockholders’ equity	5,845	5,820	5,746	5,704	5,195
Total risk-weighted assets:
People’s United	32,833	33,256	32,029	32,095	30,229
People’s United Bank, National Association	32,784	33,202	32,981	32,050	30,202
Non-performing assets (1)	174	168	191	198	183
Net loan charge-offs	4.5	6.5	5.2	6.8	2.4

Average Balances:
Loans	$32,096	$32,271	$31,994	$31,400	$29,355
Securities (2)	7,186	7,023	6,559	6,728	6,831
Short-term investments	366	361	347	355	371
Total earning assets	39,648	39,654	38,900	38,483	36,557
Total assets	44,011	44,039	43,256	42,666	40,317
Deposits	32,824	32,879	32,065	32,024	29,923
Borrowings	3,752	3,836	4,010	3,498	3,709
Notes and debentures	895	904	909	907	966
Total funding liabilities	37,471	37,619	36,984	36,429	34,598
Stockholders’ equity	5,820	5,774	5,722	5,696	5,166

Ratios:
Net loan charge-offs to average total loans (annualized)	0.06%	0.08%	0.06%	0.09%	0.03%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.58	0.56	0.64	0.67	0.63
Originated allowance for loan losses to:
Originated loans (1)	0.78	0.77	0.77	0.77	0.77
Originated non-performing loans (1)	149.3	155.2	131.6	128.1	140.9
Average stockholders’ equity to average total assets	13.2	13.1	13.2	13.4	12.8
Stockholders’ equity to total assets	13.3	13.1	13.1	13.3	12.9
Tangible common equity to tangible assets (3)	7.3	7.2	7.1	7.5	7.4
Total risk-based capital:
People’s United	12.6	12.2	12.0	12.6	12.7
People’s United Bank, National Association	12.9	12.6	12.6	13.3	13.4

(1)	Excludes acquired loans.
(2)	Average balances for securities are based on amortized cost.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

Operating earnings exclude from net income available to common shareholders those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) merger-related expenses, including acquisition integration and other costs; (iii) writedowns of banking house assets and related lease termination costs; (iv) severance-related costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per common share (“EPS”) is derived by determining the per common share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) diluted EPS, as reported. Operating return on average assets is calculated by dividing operating earnings (annualized) by average total assets. Operating return on average tangible common equity is calculated by dividing operating earnings (annualized) by average tangible common equity. The operating common dividend payout ratio is calculated by dividing common dividends paid by operating earnings for the respective period.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Total non-interest expense	$243.5	$239.7	$226.1

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	—	(1.6)	(1.2)

Total	—	(1.6)	(1.2)

Operating non-interest expense	243.5	238.1	224.9

Operating lease expense	(9.0)	(8.9)	(8.8)
Amortization of other acquisition-related intangible assets	(5.1)	(7.9)	(6.3)
Other (1)	(1.3)	(1.4)	(1.8)

Total non-interest expense for efficiency ratio	$228.1	$219.9	$208.0

Net interest income (FTE basis)	$302.1	$304.1	$258.1
Total non-interest income	90.4	87.3	84.7

Total revenues	392.5	391.4	342.8
Adjustments:
Operating lease expense	(9.0)	(8.9)	(8.8)
BOLI FTE adjustment	0.4	0.8	0.4
Net security (gains) losses	(0.1)	9.8	15.7
Other (2)	—	(1.3)	0.2

Total revenues for efficiency ratio	$383.8	$391.8	$350.3

Efficiency ratio	59.4%	56.1%	59.4%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)	Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Net income available to common shareholders	$104.4	$102.7	$67.3

Adjustments to arrive at operating earnings:
Merger-related expenses	—	1.6	1.2
Security losses associated with tax reform (1)	—	10.0	—

Total pre-tax adjustments	—	11.6	1.2
Tax effect (2)	—	(9.8)	(0.4)

Total adjustments, net of tax	—	1.8	0.8

Operating earnings	$104.4	$104.5	$68.1

Diluted EPS, as reported	$0.30	$0.30	$0.22

Adjustments to arrive at operating EPS:
Merger-related expenses	—	0.01	—
Security losses associated with tax reform	—	0.02	—
Tax benefit associated with tax reform	—	(0.02)	—

Total adjustments per common share	—	0.01	—

Operating EPS	$0.30	$0.31	$0.22

Average total assets	$44,011	$44,039	$40,317

Operating return on average assets (annualized)	0.95%	0.95%	0.68%

(1)	Security losses incurred as a tax planning strategy in response to tax reform enacted on December 22, 2017 are considered non-operating.
(2)	Includes a $6.5 million benefit realized in connection with tax reform enacted on December 22, 2017.

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Operating earnings	$104.4	$104.5	$68.1

Average stockholders’ equity	$5,820	$5,774	$5,166
Less: Average preferred stock	244	244	244

Average common equity	5,576	5,530	4,922
Less: Average goodwill and average other acquisition-related intangible assets	2,558	2,564	2,134

Average tangible common equity	$3,018	$2,966	$2,788

Operating return on average tangible common equity (annualized)	13.8%	14.1%	9.8%

	Three Months Ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Common dividends paid	$58.8	$58.6	$52.7

Operating earnings	$104.4	$104.5	$68.1

Operating common dividend payout ratio	56.3%	56.1%	77.3%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Total stockholders’ equity	$5,845	$5,820	$5,746	$5,704	$5,195
Less: Preferred stock	244	244	244	244	244

Common equity	5,601	5,576	5,502	5,460	4,951
Less: Goodwill and other acquisition-related intangible assets	2,555	2,560	2,568	2,426	2,136

Tangible common equity	$3,046	$3,016	$2,934	$3,034	$2,815

Total assets	$44,101	$44,453	$43,998	$43,023	$40,230
Less: Goodwill and other acquisition-related intangible assets	2,555	2,560	2,568	2,426	2,136

Tangible assets	$41,546	$41,893	$41,430	$40,597	$38,094

Tangible common equity ratio	7.3%	7.2%	7.1%	7.5%	7.4%

(in millions, except per common share data)	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Tangible common equity	$3,046	$3,016	$2,934	$3,034	$2,815

Common shares issued	436.56	435.64	433.59	433.34	406.43
Less: Common shares classified as treasury shares	89.02	89.04	89.04	89.04	89.04
Unallocated ESOP common shares	6.53	6.62	6.71	6.79	6.88

Common shares	341.01	339.98	337.84	337.51	310.51

Tangible book value per common share	$8.93	$8.87	$8.68	$8.99	$9.07

Financial Overview

People’s United reported net income of $107.9 million, or $0.30 per diluted common share, for the three months ended March 31, 2018, compared to $70.8 million, or $0.22 per diluted common share, for the year-ago period. Compared to the year-ago period, first quarter 2018 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control. People’s United’s return on average assets was 0.98% for the three months ended March 31, 2018 compared to 0.70% for the year-ago period. Return on average tangible common equity was 13.8% for the three months ended March 31, 2018 compared to 9.6% for the year-ago period. Compared to the first quarter of 2017, FTE net interest income increased $44.0 million to $302.1 million and the net interest margin increased 23 basis points to 3.05% (see Net Interest Income).

Average total earning assets increased $3.1 billion compared to the first quarter of 2017, reflecting increases of $2.7 billion in average total loans and $355 million in average securities. Average total funding liabilities increased $2.9 billion compared to the year-ago quarter, reflecting a $2.9 billion increase in average total deposits.

Compared to the year-ago quarter, total non-interest income increased $5.7 million and total non-interest expense increased $17.4 million. The efficiency ratio was 59.4% for both the first quarter of 2018 and the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the first quarter of 2018 totaled $5.4 million compared to $4.4 million in the year-ago period. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.06% in the first quarter of 2018 compared to 0.03% in the year-ago quarter. The allowance for loan losses on originated loans was $231.3 million at March 31, 2018, a $0.5 million increase from December 31, 2017. The allowance for loan losses on acquired loans was $4.0 million at March 31, 2018, a $0.4 million increase from December 31, 2017. Non-performing assets (excluding acquired non-performing loans) totaled $174.0 million at March 31, 2018, a $5.9 million increase from December 31, 2017. At March 31, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 149.3%, compared to 0.77% and 155.2%, respectively, at December 31, 2017 (see Asset Quality).

People’s United’s total stockholders’ equity was $5.8 billion at both March 31, 2018 and December 31, 2017. Stockholders’ equity as a percentage of total assets was 13.3% at March 31, 2018 compared to 13.1% at December 31, 2017. Tangible common equity as a percentage of tangible assets was 7.3% at March 31, 2018 compared to 7.2% at December 31, 2017 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, National Association’s (the “Bank”) Total risk-based capital ratios were 12.6% and 12.9%, respectively, at March 31, 2018, compared to 12.2% and 12.6%, respectively, at December 31, 2017 (see Regulatory Capital Requirements).

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

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the two-step impairment test. In conducting its 2017 goodwill impairment evaluation (as of the annual October 1st evaluation date), People’s United elected to perform this optional qualitative assessment for both the Commercial Banking and Retail Banking reporting units and, upon doing so, concluded that performance of the two-step impairment test was not required. The two-step impairment test was elected for purposes of the 2017 goodwill impairment evaluation for the Wealth Management reporting unit as a result of the acquisition of Gerstein, Fisher & Associates, Inc., which occurred subsequent to performance of the Company’s 2016 impairment analysis.

When performed, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. At this time, none of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test. See Note 13 to the Consolidated Financial Statements for a further discussion regarding the assessment of goodwill impairment.

Segment Performance Summary

Three months ended March 31, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$168.0	$106.8	$274.8	$25.8	$(4.8)	$295.8
Provision for loan losses	9.2	2.2	11.4	—	(6.0)	5.4
Total non-interest income	43.2	45.3	88.5	2.2	(0.3)	90.4
Total non-interest expense	95.8	139.3	235.1	4.8	3.6	243.5

Income (loss) before income tax expense (benefit)	106.2	10.6	116.8	23.2	(2.7)	137.3
Income tax expense (benefit)	22.7	2.3	25.0	5.0	(0.6)	29.4

Net income (loss)	$83.5	$8.3	$91.8	$18.2	$(2.1)	$107.9

Average total assets	$25,462.1	$9,766.9	$35,229.0	$7,897.8	$884.5	$44,011.3
Average total liabilities	9,321.7	20,126.6	29,448.3	8,370.9	371.6	38,190.8

Three months ended March 31, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$140.1	$91.2	$231.3	$26.4	$(9.1)	$248.6
Provision for loan losses	9.6	3.2	12.8	—	(8.4)	4.4
Total non-interest income	39.7	43.4	83.1	1.5	0.1	84.7
Total non-interest expense	84.5	132.7	217.2	4.2	4.7	226.1

Income (loss) before income tax expense (benefit)	85.7	(1.3)	84.4	23.7	(5.3)	102.8
Income tax expense (benefit)	26.7	(0.4)	26.3	7.4	(1.7)	32.0

Net income (loss)	$59.0	$(0.9)	$58.1	$16.3	$(3.6)	$70.8

Average total assets	$22,581.1	$9,420.8	$32,001.9	$7,522.0	$793.4	$40,317.3
Average total liabilities	7,159.8	19,095.5	26,255.3	8,499.4	396.7	35,151.4

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

	Three Months Ended March 31,
(in millions)	2018	2017
Net interest income	$168.0	$140.1
Provision for loan losses	9.2	9.6
Total non-interest income	43.2	39.7
Total non-interest expense	95.8	84.5

Income before income tax expense	106.2	85.7
Income tax expense	22.7	26.7

Net income	$83.5	$59.0

Average total assets	$25,462.1	$22,581.1
Average total liabilities	9,321.7	7,159.8

Commercial Banking net income increased $24.5 million for the three months ended March 31, 2018 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $27.9 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income for the three months ended March 31, 2018 increased $3.5 million compared to the year-ago period, primarily reflecting increases in commercial banking lending fees and investment management fees, partially offset by a decrease in net customer interest rate swap income. The $11.3 million increase in non-interest expense in the first quarter of 2018 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the first quarter of 2017, average total assets increased $2.9 billion and average total liabilities increased $2.2 billion, reflecting the Suffolk Bancorp (“Suffolk”) and LEAF Commercial Capital, Inc. (“LEAF”) acquisitions, as well as organic loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended March 31,
(in millions)	2018	2017
Net interest income	$106.8	$91.2
Provision for loan losses	2.2	3.2
Total non-interest income	45.3	43.4
Total non-interest expense	139.3	132.7

Income (loss) before income tax expense (benefit)	10.6	(1.3)
Income tax expense (benefit)	2.3	(0.4)

Net income (loss)	$8.3	$(0.9)

Average total assets	$9,766.9	$9,420.8
Average total liabilities	20,126.6	19,095.5

Retail Banking net income in the first quarter of 2018 compared to a net loss in the first quarter of 2017 reflects increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $15.6 million increase in net interest income primarily reflects the benefits from higher net FTP funding credits, an increase in average residential mortgage loans as well as new business yields higher than the total portfolio yield, partially offset by an increase in interest expense. Non-interest income increased $1.9 million compared to the year-ago period, primarily reflecting an increase in investment management fees. The $6.6 million increase in non-interest expense in the first quarter of 2018 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the first quarter of 2017, average total assets increased $346 million and average total liabilities increased $1.0 billion, reflecting the Suffolk acquisition and organic loan and deposit growth.

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

	Three Months Ended March 31,
(in millions)	2018	2017
Net interest income	$25.8	$26.4
Total non-interest income	2.2	1.5
Total non-interest expense	4.8	4.2

Income before income tax expense	23.2	23.7
Income tax expense	5.0	7.4

Net income	$18.2	$16.3

Average total assets	$7,897.8	$7,522.0
Average total liabilities	8,370.9	8,499.4

Treasury net income for the three months ended March 31, 2018 increased $1.9 million compared to the year-ago period, reflecting an increase in non-interest income, partially offset by a decrease in net interest income and an increase in non-interest expense. The decrease in net interest income primarily reflects an increase in interest expense and the unfavorable impact of tax reform on the Company’s municipal bond holdings, which resulted in a lower FTE adjustment, partially offset by the benefits from an increase in securities income and higher net FTP funding credits. Non-interest income includes BOLI death benefits received of $0.3 million for the three months ended March 31, 2018. The increase in non-interest expense in the first quarter of 2018 compared to the year-ago period reflects a higher level of allocated expenses, partially offset by a lower level of direct expenses. Compared to the first quarter of 2017, average total assets increased $376 million, primarily reflecting an increase in average securities, and average total liabilities decreased $129 million, reflecting decreases in borrowings and notes and debentures, partially offset by an increase in deposits.

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

	Three Months Ended March 31,
(in millions)	2018	2017
Net interest loss	$(4.8)	$(9.1)
Provision for loan losses	(6.0)	(8.4)
Total non-interest income	(0.3)	0.1
Total non-interest expense	3.6	4.7

Loss before income tax benefit	(2.7)	(5.3)
Income tax benefit	(0.6)	(1.7)

Net loss	$(2.1)	$(3.6)

Average total assets	$884.5	$793.4
Average total liabilities	371.6	396.7

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

In response to continued signs of a moderately expanding U.S. economy, the Federal Reserve Board raised the target range for the federal funds rate by 25 basis points to between 1.50% and 1.75% in March 2018 after raising the target range three times during 2017 by a total of 75 basis points. For the first quarter of 2018, the average effective federal funds rate was 1.45%.

The net interest margin was 3.05% in the first quarter of 2018, compared to 3.07% in the fourth quarter of 2017 and 2.82% in the first quarter of 2017. The decline in the net interest margin from the fourth quarter of 2017 primarily reflects the unfavorable impact of tax reform on the Company’s municipal bond holdings and tax-preferenced items in the commercial banking loan portfolio, as well as two fewer calendar days in the first quarter of 2018. These declines were partially offset by higher yields on new loan originations and the upward repricing of floating-rate loans.

First Quarter 2018 Compared to First Quarter 2017

FTE net interest income increased $44.0 million compared to the first quarter of 2017, reflecting a $65.4 million increase in total interest and dividend income, partially offset by a $21.4 million increase in total interest expense, and the net interest margin increased 23 basis points to 3.05%.

Average total earning assets were $39.6 billion in the first quarter of 2018, a $3.1 billion increase from the first quarter of 2017, reflecting increases of $2.7 billion in average total loans and $355 million in average securities. The average total commercial and residential mortgage loan portfolios increased $2.3 billion and $462 million, respectively, compared to the year-ago period, reflecting organic growth and loans acquired in the Suffolk and LEAF acquisitions, and the average home equity loan portfolio decreased $69 million. Average total loans, average securities and average short-term investments comprised 81%, 18% and 1%, respectively, of average total earning assets in the first quarter of 2018, compared to 80%, 19% and 1%, respectively, in the first quarter of 2017. In the current quarter, the yield earned on the total loan portfolio was 3.94% and the yield earned on securities and short-term investments was 2.61%, compared to 3.49% and 2.44%, respectively, in the year-ago period. At both March 31, 2018 and December 31, 2017, approximately 43% of the Company’s loan portfolio was comprised of Prime Rate and one-month Libor-based loans.

Average total funding liabilities were $37.5 billion in the first quarter of 2018, a $2.9 billion increase from the year-ago period, reflecting a $2.9 billion increase in average total deposits. The increase in average total deposits reflects organic growth, deposits acquired in the Suffolk acquisition and a $167 million increase in average brokered deposits. Excluding brokered deposits, average non-interest-bearing deposits, average savings, interest-bearing checking and money market deposits, and average time deposits increased $1.4 billion, $794 million and $578 million, respectively. Average total deposits comprised 88% and 86% of average total funding liabilities in the first quarters of 2018 and 2017, respectively.

The 20 basis point increase to 0.68% in the rate paid on average total funding liabilities in the first quarter of 2018 compared to 2017 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased 14 basis points, reflecting increases of 29 basis points in time deposits and 16 basis points in savings, interest-bearing checking and money market deposits, partially offset by the benefit from a $1.4 billion increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 60% and 16%, respectively, of average total deposits in the first quarter of 2018 compared to 63% and 15%, respectively, in the comparable 2017 period.

First Quarter 2018 Compared to Fourth Quarter 2017

FTE net interest income decreased $2.0 million compared to the fourth quarter of 2017, reflecting a $3.0 million increase in total interest and dividend income, which was more than offset by a $5.0 million increase in total interest expense, as the FTE adjustment was $6.3 million in the first quarter of 2018 compared to $11.8 million the fourth quarter of 2017, and the net interest margin decreased two basis points to 3.05%. Excluding the unfavorable impact of tax reform on the Company’s municipal bond holdings and tax-preferenced items in the commercial banking loan portfolio, the net interest margin would have increased four basis points from the fourth quarter of 2017. The net interest margin reflects (i) higher yields on the loan portfolio, which benefited the net interest margin by ten basis points and (ii) higher rates on borrowings and deposits, two fewer calendar days in the first quarter of 2018 and lower yields on the securities portfolio, which reduced the net interest margin by six, four and two basis points, respectively.

Average total earning assets decreased $6 million from the fourth quarter of 2017, reflecting a $175 million decrease in average total loans, partially offset by a $163 million increase in average securities. In the first quarter of 2018, the average total commercial loan portfolio decreased $162 million, primarily reflecting a $167 million decrease in average commercial real estate loans.

Average total funding liabilities decreased $148 million from the fourth quarter of 2017, reflecting decreases of $84 million in average total borrowings and $55 million in average total deposits. Organic deposit growth in the first quarter of 2018 was more than offset by a $75 million decrease in average brokered deposits.

The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2018			December 31, 2017			March 31, 2017
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$366.4	$1.2	1.35%	$360.7	$1.0	1.16%	$370.5	$0.7	0.81%
Securities (2)	7,186.1	48.0	2.67	7,022.6	49.2	2.80	6,831.4	43.2	2.53
Loans:
Commercial real estate	10,934.2	107.0	3.91	11,101.5	106.2	3.83	10,189.7	88.6	3.48
Commercial and industrial	8,418.6	84.6	4.02	8,533.3	84.3	3.95	7,704.4	67.9	3.53
Equipment financing	3,870.6	48.9	5.06	3,750.4	47.4	5.05	2,980.8	31.6	4.24
Residential mortgage	6,837.1	54.9	3.21	6,806.5	53.6	3.15	6,374.8	49.6	3.11
Home equity and other consumer	2,035.0	20.8	4.09	2,079.0	20.7	3.99	2,105.4	18.4	3.50

Total loans	32,095.5	316.2	3.94	32,270.7	312.2	3.87	29,355.1	256.1	3.49

Total earning assets	39,648.0	$365.4	3.69%	39,654.0	$362.4	3.66%	36,557.0	$300.0	3.28%

Other assets	4,363.3			4,384.6			3,760.3

Total assets	$44,011.3			$44,038.6			$40,317.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$7,796.7	$—	—%	$7,855.0	$—	—%	$6,435.0	$—	—%
Savings, interest-bearing checking and money market	19,642.6	24.9	0.51	19,605.7	22.7	0.46	18,907.9	16.4	0.35
Time	5,384.5	16.4	1.22	5,417.8	15.6	1.15	4,580.3	10.7	0.93

Total deposits	32,823.8	41.3	0.50	32,878.5	38.3	0.47	29,923.2	27.1	0.36

Borrowings:
Federal Home Loan Bank advances	2,677.1	10.9	1.63	2,616.7	9.2	1.40	2,711.9	5.8	0.86
Federal funds purchased	608.3	2.3	1.53	690.5	2.3	1.32	607.5	1.2	0.78
Customer repurchase agreements	262.6	0.1	0.18	309.2	0.1	0.19	309.5	0.1	0.19
Other borrowings	203.7	0.9	1.65	219.4	0.8	1.46	79.9	0.2	0.78

Total borrowings	3,751.7	14.2	1.51	3,835.8	12.4	1.29	3,708.8	7.3	0.79

Notes and debentures	895.2	7.8	3.48	904.4	7.6	3.36	965.8	7.5	3.10

Total funding liabilities	37,470.7	$63.3	0.68%	37,618.7	$58.3	0.62%	34,597.8	$41.9	0.48%

Other liabilities	720.1			645.9			553.6

Total liabilities	38,190.8			38,264.6			35,151.4
Stockholders’ equity	5,820.5			5,774.0			5,165.9

Total liabilities and stockholders’ equity	$44,011.3			$44,038.6			$40,317.3

Net interest income/spread (3)		$302.1	3.01%		$304.1	3.04%		$258.1	2.80%

Net interest margin			3.05%			3.07%			2.82%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $6.3 million, $11.8 million and $9.5 million for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

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

	Three Months Ended March 31, 2018 Compared To
	March 31, 2017			December 31, 2017
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$—	$0.5	$0.5	$—	$0.2	$0.2
Securities	2.3	2.5	4.8	1.1	(2.3)	(1.2)
Loans:
Commercial real estate	6.8	11.6	18.4	(1.6)	2.4	0.8
Commercial and industrial	6.7	10.0	16.7	(1.1)	1.4	0.3
Equipment financing	10.5	6.8	17.3	1.5	—	1.5
Residential mortgage	3.6	1.7	5.3	0.2	1.1	1.3
Home equity and other consumer	(0.6)	3.0	2.4	(0.4)	0.5	0.1

Total loans	27.0	33.1	60.1	(1.4)	5.4	4.0

Total change in interest and dividend income	29.3	36.1	65.4	(0.3)	3.3	3.0

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.7	7.8	8.5	—	2.2	2.2
Time	2.1	3.6	5.7	(0.1)	0.9	0.8

Total deposits	2.8	11.4	14.2	(0.1)	3.1	3.0

Borrowings:
Federal Home Loan Bank advances	(0.1)	5.2	5.1	0.2	1.5	1.7
Federal funds purchased	—	—	—	—	—	—
Customer repurchase agreements	—	1.1	1.1	(0.3)	0.3	—
Other borrowings	0.4	0.3	0.7	—	0.1	0.1

Total borrowings	0.3	6.6	6.9	(0.1)	1.9	1.8

Notes and debentures	(0.6)	0.9	0.3	(0.1)	0.3	0.2

Total change in interest expense	2.5	18.9	21.4	(0.3)	5.3	5.0

Change in net interest income	$26.8	$17.2	$44.0	$—	$(2.0)	$(2.0)

Non-Interest Income

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(in millions)	2018	2017	2017
Bank service charges	$23.8	$24.7	$23.5
Investment management fees	17.7	17.3	16.0
Operating lease income	10.7	11.7	10.2
Commercial banking lending fees	10.4	8.8	8.2
Insurance revenue	9.8	6.9	9.1
Cash management fees	6.6	6.5	6.3
Brokerage commissions	3.1	2.9	3.0
Net security gains (losses)	0.1	(9.8)	(15.7)
Other non-interest income:
BOLI	1.6	1.5	0.8
Customer interest rate swap income, net	1.5	5.2	2.8
Net gains on sales of residential mortgage loans	0.3	0.5	0.9
Net gains on sales of acquired loans	—	2.6	—
Other	4.8	8.5	19.6

Total other non-interest income	8.2	18.3	24.1

Total non-interest income	$90.4	$87.3	$84.7

Total non-interest income in the first quarter of 2018 increased $5.7 million compared to the first quarter of 2017 and $3.1 million compared to the fourth quarter of 2017. The increase in non-interest income in the first quarter of 2018 compared to the year-ago period primarily reflects increases in commercial banking lending fees and investment management fees as well as net security losses recorded in the first quarter of 2017, partially offset by a decrease in other non-interest income (discussed below). The increase in non-interest income compared to the fourth quarter of 2017 primarily reflects increases in insurance revenue and commercial banking lending fees as well as net security losses recorded in the fourth quarter of 2017, partially offset by decreases in net customer interest rate swap income and operating lease income.

The improvement in investment management fees compared to both the first and fourth quarters of 2017 primarily reflects the continued benefits from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings. At March 31, 2018, assets under administration, which are not reported as assets of People’s United, totaled $23.6 billion, of which $9.0 billion are under discretionary management, compared to $23.8 billion and $9.1 billion, respectively, at December 31, 2017.

The increase in insurance revenue from the fourth quarter of 2017 primarily reflects the seasonality of commercial insurance renewals. The increase in commercial banking lending fees compared to both the first and fourth quarters of 2017 primarily reflects the higher level of prepayment fees collected in the first quarter of 2018.

The decrease in net customer interest rate swap income in the first quarter of 2018 compared to the fourth quarter of 2017 reflects fewer swap transactions. The decrease in net gains on sales of residential mortgage loans in the first quarter of 2018 compared to the year-ago period reflects a 64% decrease in the volume of residential mortgage loans sold as well as narrower spreads on pricing. Loans held-for-sale at March 31, 2018 consisted of newly-originated residential mortgage loans with a carrying amount of $10.4 million.

On an FTE basis, BOLI income totaled $2.0 million in the first quarter of 2018 compared to $2.3 million in the fourth quarter of 2017 and $1.2 million in the year-ago quarter. BOLI income in the first quarter of 2018 includes death benefits received totaling $0.3 million. The FTE adjustment for BOLI income beginning in 2018 reflects a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net security losses in the fourth quarter of 2017 reflect $10.0 million of gross realized losses resulting from the sale of U.S. Treasury and collateralized mortgage obligations ("CMO") securities, with a combined amortized cost of $291.3 million, in response to the tax reform enacted on December 22, 2017. Net security losses in the first quarter of 2017 reflect $15.7 million of gross realized losses resulting from the sale of low-yielding and short-duration U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million.

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

Non-Interest Expense

	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in millions)	2018	2017	2017
Compensation and benefits	$140.7	$132.7	$127.9
Occupancy and equipment	41.2	41.0	38.6
Professional and outside services	18.6	18.7	15.5
Regulatory assessments	10.6	11.9	9.6
Operating lease expense	9.0	8.9	8.8
Amortization of other acquisition-related intangibles	5.1	7.9	6.3
Other non-interest expense:
Stationery, printing, postage and telephone	6.0	6.1	5.6
Advertising and promotion	2.6	3.9	2.5
Other	9.7	8.6	11.3

Total other non-interest expense	18.3	18.6	19.4

Total non-interest expense	$243.5	$239.7	$226.1

Efficiency ratio	59.4%	56.1%	59.4%

Total non-interest expense in the first quarter of 2018 increased $17.4 million compared to the first quarter of 2017 and $3.8 million compared to the fourth quarter of 2017. Included in total non-interest expense in both the first and fourth quarters of 2017 are merger-related expenses totaling $1.2 million and $1.6 million, respectively (none in the first quarter of 2018). The higher levels of total non-interest expense in both the first quarter of 2018 and fourth quarter of 2017 compared to the first quarter of 2017 reflects the acquisitions of Suffolk, effective April 1, 2017, and LEAF, effective August 1, 2017.

As compared to the fourth quarter of 2017, the higher efficiency ratio reflects increases in both adjusted total revenues and adjusted total expenses. In addition, the unfavorable impact of tax reform on FTE revenues added approximately 90 basis points to the efficiency ratio in the first quarter of 2018 as a result of a lower FTE adjustment (see Non-GAAP Financial Measures and Reconciliation to GAAP).

In March 2017, the Financial Accounting Standards Board amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is being applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit expense (income) previously included in compensation and benefits expense are now included in other non-interest expense for all periods presented.

The year-over-year increase in compensation and benefits primarily reflects Suffolk and LEAF personnel costs in the current period (none in the prior year period), as well as increases in incentive and health care expenses and normal merit increases. Excluding $0.6 million of merger-related expenses included in compensation and benefits in the fourth quarter of 2017, the $8.6 million increase compared to the fourth quarter of 2017 primarily reflects seasonally-higher payroll and benefit-related costs.

The increase in occupancy and equipment expense in the first quarter of 2018 compared to the year-ago period primarily reflects the incremental costs resulting from the acquisitions completed in 2017. Professional and outside services fees include merger-related expenses totaling $0.7 million in the first quarter of 2017 and $1.0 million in the fourth quarter of 2017. Excluding such expenses, the increase in professional and outside services fees in the first quarter of 2018 compared to both periods in 2017 is primarily related to the timing of certain projects.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The decrease in regulatory assessments compared to the fourth quarter of 2017 primarily reflects a decrease in the Bank’s average total assets.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2018 and each of the next five years is as follows: $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; $13.5 million in 2022; and $8.5 million in 2023. The decline in amortization of other acquisition-related intangibles expense in the first quarter of 2018 reflects certain core deposit intangible assets that were fully amortized as of December 31, 2017.

Income Taxes

People’s United’s effective income tax rate was 21.4% for the three months ended March 31, 2018 compared to 27.8% for the full-year of 2017. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company serves to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. People’s United’s effective income tax rate for the full-year 2018 is expected to be approximately 22%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at March 31, 2018 were $44.1 billion, a $353 million decrease from December 31, 2017, primarily reflecting a $471 million decrease in total loans, partially offset by a $130 million increase in total securities. The decrease in total loans from December 31, 2017 to March 31, 2018 reflects decreases of $433 million in commercial loans and $38 million in retail loans. Originated loans decreased $322 million from December 31, 2017 to $29.8 billion (commercial loans decreased $303 million and retail loans decreased $19 million) and acquired loans decreased $149 million. At March 31, 2018, the carrying amount of the acquired loan portfolio was $2.3 billion. The increase in total securities primarily reflects net purchases of government sponsored enterprise mortgage-backed securities and municipal bonds, partially offset by a $49 million increase in the unrealized loss on debt securities available-for-sale.

Non-performing assets (excluding acquired non-performing loans) totaled $174.0 million at March 31, 2018, a $5.9 million increase from December 31, 2017, primarily reflecting increases in non-performing equipment financing loans of $3.4 million and non-performing residential mortgage loans of $2.7 million, partially offset by a $2.7 million decrease in non-performing commercial real estate loans. At March 31, 2018, acquired non-performing loans totaled $30.1 million compared to $29.7 million at December 31, 2017. The allowance for loan losses totaled $235.3 million ($231.3 million on originated loans and $4.0 million on acquired loans) at March 31, 2018, compared to $234.4 million ($230.8 million on originated loans and $3.6 million on acquired loans) at December 31, 2017. At March 31, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 149.3%, compared to 0.77% and 155.2%, respectively, at December 31, 2017.

At March 31, 2018, total liabilities were $38.3 billion, a $378 million decrease from December 31, 2017, primarily reflecting decreases of $227 million in total borrowings and $163 million in total deposits.

People’s United’s total stockholders’ equity was $5.8 billion at March 31, 2018, a $26 million increase from December 31, 2017. As a percentage of total assets, stockholders’ equity was 13.3% and 13.1% at March 31, 2018 and December 31, 2017, respectively. Tangible common equity equaled 7.3% of tangible assets at March 31, 2018 compared to 7.2% at December 31, 2017 (see Stockholders Equity and Dividends).

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.5%, 10.1%, 10.8% and 12.6%, respectively, at March 31, 2018, compared to 8.3%, 9.7%, 10.4% and 12.2%, respectively, at December 31, 2017. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.6%, 11.0%, 11.0% and 12.9%, respectively, at March 31, 2018, compared to 8.5%, 10.7%, 10.7% and 12.6%, respectively, at December 31, 2017 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	March 31,	December 31,
(in millions)	2018	2017
Property Type:
Residential (multi-family)	$3,658.2	$3,894.0
Retail	2,934.2	2,901.5
Office buildings	2,090.5	2,142.7
Hospitality/entertainment	644.3	622.6
Industrial/manufacturing	620.0	642.4
Health care	370.1	394.8
Mixed/special use	216.0	205.1
Self storage	176.1	173.0
Land	41.1	44.0
Other	59.9	48.6

Total commercial real estate	$10,810.4	$11,068.7

Commercial and Industrial

	March 31,	December 31,
(in millions)	2018	2017
Industry:
Service	$1,538.7	$1,586.0
Finance and insurance	1,376.9	1,473.1
Manufacturing	1,300.3	1,297.7
Wholesale trade	1,167.7	1,166.9
Real estate, rental and leasing	821.8	819.3
Retail trade	769.2	756.9
Health services	721.7	724.2
Transportation and utility	266.7	296.4
Construction	236.8	248.8
Arts, entertainment and recreation	160.4	146.5
Information and media	104.0	99.2
Public administration	55.0	65.0
Other	54.9	51.1

Total commercial and industrial	$8,574.1	$8,731.1

Equipment Financing

	March 31,	December 31,
(in millions)	2018	2017
Industry:
Transportation and utilities	$1,135.8	$1,148.5
Construction	493.3	495.1
Rental and leasing	491.1	505.5
Service	400.5	388.9
Manufacturing	195.5	201.9
Printing	193.2	201.3
Waste management	187.6	191.9
Wholesale trade	187.2	189.1
Health services	167.7	168.0
Packaging	103.4	99.4
Retail trade	83.4	79.6
Mining, oil and gas	52.6	53.4
Other	196.6	182.8

Total equipment financing	$3,887.9	$3,905.4

Residential Mortgage

	March 31,	December 31,
(in millions)	2018	2017
Adjustable-rate	$5,920.7	$5,926.6
Fixed-rate	913.5	879.1

Total residential mortgage	$6,834.2	$6,805.7

Home Equity and Other Consumer

(in millions)	March 31 2018	December 31, 2017
Home equity lines of credit	$1,728.9	$1,796.1
Home equity loans	221.8	219.1
Other	47.1	49.2

Total home equity and other consumer	$1,997.8	$2,064.4

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

Certain loans whose terms have been modified are considered troubled debt restructurings (“TDRs”). Purchased credit impaired (“PCI”) loans (see Note 3 to the Consolidated Financial Statements) that are modified are not considered for TDR classification provided they are evaluated for impairment on a pool basis. Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.

Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2018 are $21.0 million of such loans. Of this amount, $15.2 million, or 72%, were less than 90 days past due on their payments as of that date.

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

During the three months ended March 31, 2018, we performed 16 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $14.8 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At March 31, 2018, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2018, non-performing residential mortgage loans totaling $0.4 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 759, respectively.

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

During the three months ended March 31, 2018, the Company issued seven investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.1 million as of March 31, 2018.

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

The following table sets forth, as of March 31, 2018, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2018	$135.1
2019	107.3
2020	172.6
2021	291.5
2022	457.8
2023	492.0
Later years	1,785.1

Total	$3,441.4

Approximately 84% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of March 31, 2018 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,453.0	$6.1	0.43%
Amortizing payment	275.9	15.7	5.70

For the three months ended March 31, 2018, 43% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2018, full and complete first lien position data was not readily available for 28% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2018, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $5.5 million.

As of March 31, 2018, full and complete first lien position data was readily available for 72%, or $1.4 billion, of the home equity portfolio. Of that total, 39%, or $537.0 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $188.0 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2018, there were 30 loans totaling $2.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 15 of the loans (totaling $1.3 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 15 loans was $0.1 million as of March 31, 2018. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of March 31, 2018.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2018, 94% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of March 31, 2018, the weighted average CLTV ratio and FICO score for the home equity portfolio were 59% and 762, respectively.

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

People’s United’s construction loan portfolio totaled $572.9 million (2% of total loans) at March 31, 2018. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $921.1 million. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2018, construction loans totaling $281.2 million had remaining available interest reserves of $24.9 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Recent economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which have related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $5.1 million of restructured construction loans at March 31, 2018.

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

In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2018.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2018.

Individually Impaired Loans. The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans in excess of $1 million that have been placed on non-accrual status and (ii) loans classified as TDRs. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair value of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

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

In most situations where a guarantee exists, the guarantee arrangement is not a specific factor in the assessment of the related allowance for loan losses. However, the assessment of a guarantor’s credit strength is reflected in the Company’s internal loan risk ratings which, in turn, are an important factor in its allowance for loan loss methodology for loans within the commercial and industrial and commercial real estate portfolios.

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2018. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the three months ended March 31, 2018.

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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2018 and December 31, 2017, the allowance for loan losses on acquired loans was $4.0 million and $3.6 million, respectively.

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

Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Allowance for loan losses on originated loans:
Balance at beginning of period	$230.8	$229.2	$223.0
Charge-offs	(4.4)	(6.4)	(4.6)
Recoveries	1.4	1.2	2.2

Net loan charge-offs	(3.0)	(5.2)	(2.4)
Provision for loan losses	3.5	6.8	4.4

Balance at end of period	$231.3	$230.8	$225.0

Allowance for loan losses on acquired loans:
Balance at beginning of period	$3.6	$4.2	$6.3
Charge-offs	(1.8)	(1.5)	—
Recoveries	0.3	0.2	—

Net loan charge-offs	(1.5)	(1.3)	—
Provision for loan losses	1.9	0.7	—

Balance at end of period	$4.0	$3.6	$6.3

Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.94%	0.93%	0.94%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.36	0.35	0.36
Total originated allowance for loan losses as a percentage of:
Originated loans	0.78	0.77	0.77
Originated non-performing loans	149.3	155.2	140.9

The provision for loan losses on originated loans totaled $3.5 million for the three months ended March 31, 2018, reflecting $3.0 million in net loan charge-offs and a $0.6 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $4.4 million in the year-ago period, reflecting $2.4 million in net loan charge-offs and a $3.2 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended March 31, 2018 reflects loan impairment.

Management believes that the level of the allowance for loan losses at March 31, 2018 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Commercial:
Commercial real estate	$0.5	$1.5	$—
Commercial and industrial	1.7	2.1	0.8
Equipment financing	1.6	2.0	0.5

Total	3.8	5.6	1.3

Retail:
Residential mortgage	0.2	0.2	0.1
Home equity	0.4	0.5	1.1
Other consumer	0.1	0.2	(0.1)

Total	0.7	0.9	1.1

Total net loan charge-offs	$4.5	$6.5	$2.4

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31, 2018	Dec. 31, 2017	March 31, 2017
Commercial:
Commercial real estate	0.02%	0.05%	—%
Commercial and industrial	0.08	0.10	0.04
Equipment financing	0.17	0.21	0.07
Retail:
Residential mortgage	0.01	0.01	—
Home equity	0.07	0.10	0.21
Other consumer	0.86	1.52	(0.35)
Total portfolio	0.06%	0.08%	0.03%

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2018 or December 31, 2017.

Non-Performing Assets

(dollars in millions)	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Originated non-performing loans:
Commercial:
Commercial real estate	$21.0	$23.7	$36.7	$42.9	$23.4
Commercial and industrial	34.6	32.6	34.9	40.2	47.4
Equipment financing	47.7	44.3	54.1	48.2	47.4

Total	103.3	100.6	125.7	131.3	118.2

Retail:
Residential mortgage	35.4	32.7	33.8	30.8	26.3
Home equity	16.1	15.4	14.8	15.8	15.2
Other consumer	—	—	—	—	—

Total	51.5	48.1	48.6	46.6	41.5

Total originated non-performing loans (1)	154.8	148.7	174.3	177.9	159.7

REO:
Commercial	10.6	9.3	6.3	4.3	4.1
Residential	6.8	7.6	4.7	6.7	10.9

Total REO	17.4	16.9	11.0	11.0	15.0

Repossessed assets	1.8	2.5	5.4	9.2	8.2

Total non-performing assets	$174.0	$168.1	$190.7	$198.1	$182.9

Originated non-performing loans as a percentage of originated loans	0.52%	0.49%	0.59%	0.60%	0.55%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.58	0.56	0.64	0.67	0.63
Tangible stockholders’ equity and originated allowance for loan losses	4.94	4.81	5.60	5.65	5.57

(1)	Reported net of government guarantees totaling: $3.0 million at March 31, 2018; $3.1 million at December 31, 2017; $4.0 million at September 30, 2017; $4.2 million at June 30, 2017; and $4.4 million at March 31, 2017. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (94%) and commercial real estate loans (6%).

The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a FDIC loss-share agreement (“LSA”) which totaled $23.7 million at March 31, 2018; $25.1 million at December 31, 2017; $24.5 million at September 30, 2017; $25.1 million at June 30, 2017; and $22.1 million at March 31, 2017. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $6.4 million, $4.6 million, $2.1 million and $1.3 million at March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively, of which $6.4 million, $4.6 million, $1.7 million and $1.3 million, respectively, became non-performing subsequent to acquisition.

Total non-performing assets increased $5.9 million from December 31, 2017 and equaled 0.58% of originated loans, real estate owned (“REO”) and repossessed assets at March 31, 2018. The increase in total non-performing assets from December 31, 2017 reflects increases in non-performing equipment financing loans of $3.4 million, non-performing residential mortgage loans of $2.7 million, non-performing commercial and industrial loans of $2.0 million and non-performing home equity loans of $0.7 million, partially offset by a $2.7 million decrease in non-performing commercial real estate loans.

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

In addition to the non-performing loans discussed above, People’s United has also identified $561.9 million in potential problem loans at March 31, 2018 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At March 31, 2018, potential problem loans consisted of equipment financing loans ($267.8 million), commercial and industrial loans ($209.8 million) and commercial real estate loans ($84.3 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At March 31, 2018, People’s United (parent company) liquid assets included $411 million in cash and $9 million in equity securities, while the Bank’s liquid assets included $3.1 billion in debt securities available-for-sale and $462 million in cash and cash equivalents. At March 31, 2018, debt securities available-for-sale with a fair value of $2.2 billion and debt securities held-to-maturity with an amortized cost of $1.5 billion were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $32.9 billion at March 31, 2018 and represented 76% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.9 billion and $892 million, respectively, at March 31, 2018, representing 9% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At March 31, 2018, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.3 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans). At March 31, 2018, other borrowings included one remaining securitization totaling $181.5 million assumed in the acquisition of LEAF, which can be repaid without penalty beginning in June 2018.

At March 31, 2018, the Bank had outstanding commitments to originate loans totaling $1.5 billion and approved, but unused, lines of credit extended to customers totaling $7.1 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.85 billion at March 31, 2018, a $25.6 million increase from December 31, 2017. This increase primarily reflects (i) net income of $107.9 million for the three months ended March 31, 2018 and (ii) net stock option and restricted stock-related transactions during the three months ended March 31, 2018 totaling $14.5 million, partially offset by (i) common dividends paid of $58.8 million in the three months ended March 31, 2018 and (ii) a $36.8 million increase (excluding a $37.3 million transition adjustment related to the adoption of new accounting standards) in accumulated other comprehensive loss (“AOCL”) since December 31, 2017. As a percentage of total assets, stockholders’ equity was 13.3% and 13.1% at March 31, 2018 and December 31, 2017, respectively. Tangible common equity equaled 7.3% of tangible assets at March 31, 2018 compared to 7.2% at December 31, 2017.

In April 2018, People’s United’s Board of Directors voted to increase the dividend on its common stock to an annual rate of $0.70 per common share. The quarterly dividend of $0.1750 per common share is payable on May 15, 2018 to shareholders of record on May 1, 2018. Also in April 2018, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on June 15, 2018 to preferred shareholders of record as of June 1, 2018. In February 2018, the Bank paid a cash dividend of $82.0 million to People’s United (parent company).

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2018, the capital conservation buffer is 1.875% and increases to 2.5% in 2019, the final year of the phase-in period.

U.S. banking agencies have released a proposal for comment intended to simplify certain aspects of the regulatory capital rules. Management does not expect the impact of this proposal to have a material effect on the Company’s or the Bank’s risk-based capital ratios.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of March 31, 2018 and December 31, 2017 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At March 31, 2018, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $32.8 billion, compared to $33.3 billion and $33.2 billion, respectively, at December 31, 2017. As discussed in Note 13 to the Consolidated Financial Statements, regulatory capital was increased during the period by $37.9 million as a result of the reclassification of certain tax effects from AOCL, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank.

			Minimum Capital Required		Classification as
	As of March 31, 2018		Basel III Phase-In (2018)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,550.8	8.5%	$1,667.5	4.0%	N/A	N/A
Bank	3,593.5	8.6	1,666.8	4.0	$2,083.5	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,306.7	10.1	2,093.1	6.375	N/A	N/A
Bank	3,593.5	11.0	2,090.0	6.375	2,131.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,550.8	10.8	2,585.6	7.875	1,970.0	6.0
Bank	3,593.5	11.0	2,581.8	7.875	2,622.8	8.0
Total Risk-Based Capital (4):
People’s United	4,129.1	12.6	3,242.3	9.875	3,283.3	10.0
Bank	4,231.5	12.9	3,237.5	9.875	3,278.4	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2017		Basel III Phase-In (2017)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,474.1	8.3%	$1,666.6	4.0%	N/A	N/A
Bank	3,543.0	8.5	1,663.0	4.0	$2,078.7	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,230.0	9.7	1,912.2	5.750	N/A	N/A
Bank	3,543.0	10.7	1,909.1	5.750	2,158.2	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,474.1	10.4	2,411.1	7.250	1,995.4	6.0
Bank	3,543.0	10.7	2,407.2	7.250	2,656.2	8.0
Total Risk-Based Capital (4):
People’s United	4,057.7	12.2	3,076.2	9.250	3,325.6	10.0
Bank	4,179.7	12.6	3,071.2	9.250	3,320.2	10.0

(1)	Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)	CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available-for-sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held-to-maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)	Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)	Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

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

Net Interest Income at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a period of time, such as 12 or 24 months. This simulation captures underlying product behaviors, such as asset and liability re-pricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions that are management judgments based on estimates and historical experience; (ii) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external analytics; (iii) new business loan spreads that are based on recent new business origination experience; and (iv) deposit pricing assumptions that are based on historical regression models and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

The Company uses two sets of standard scenarios to measure net interest income at risk. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario.

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2018 and December 31, 2017. Given the interest rate environment at those dates, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	March 31, 2018	December 31, 2017
+300	8.8%	9.3%
+200	6.1	6.5
+100	3.3	3.4
-100	(4.4)	(4.9)

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	March 31, 2018	December 31, 2017
Short End -100	(2.7)%	(2.5)%
Short End +100	1.9	1.7
Long End -100	(1.7)	(2.3)
Long End +100	1.5	1.8

The net interest income at risk simulation results indicate that at both March 31, 2018 and December 31, 2017, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to (i) approximately 90% of the Company’s loan portfolio being funded by less rate-sensitive core deposits and (ii) approximately 43% of the Company’s loan portfolio being comprised of Prime Rate and one-month Libor-based loans.

The decrease in the Company’s asset sensitivity since December 31, 2017 primarily reflects slower mortgage-backed security and residential mortgage loan prepayments as a result of higher interest rates. Short end sensitivity increased and long end sensitivity decreased due to modeled securities purchases and slower mortgage-backed security and residential mortgage prepayments. Based on the Company’s IRR position at March 31, 2018, an immediate 100 basis point parallel increase in interest rates translates to an approximate $42 million increase in net interest income on an annualized basis.

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

Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down to generate new interest rate curves for parallel rate shock scenarios. These new curves are then used to re-calculate economic value of equity at risk for these rate shock scenarios.

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both March 31, 2018 and December 31, 2017, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Economic Value of Equity
(basis points)	March 31, 2018	December 31, 2017
+300	(11.1)%	(10.5)%
+200	(6.4)	(5.4)
+100	(2.3)	(1.4)
-100	(1.1)	(2.9)

The Company’s economic value of equity at risk profile indicates that at March 31, 2018, the Company’s economic value of equity is liability sensitive in a rising rate environment. The increase in liability sensitivity since December 31, 2017 primarily reflects (i) an increase in mortgage-backed security and residential mortgage loan duration and (ii) a decrease in the modeled weighted average life of non-maturity deposits resulting from higher interest rates.

People’s United’s IRR position at March 31, 2018, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of March 31, 2018, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2018, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at March 31, 2018.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
	Cash Flow		Fair Value
As of March 31, 2018 (dollars in millions)	Hedge		Hedge
Notional principal amounts	$210.0		$375.0		$45.9
Weighted average interest rates:
Pay floating (receive fixed)	1.66% (1.72%	)	Libor + 1.265% (4.00%	)	N/A
Weighted average remaining term to maturity (in months)	31		76		1
Fair value:
Recognized as an asset	$—		$—		$0.1
Recognized as a liability	—		—		0.1

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

The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps				Interest Rate Caps
As of March 31, 2018 (dollars in millions)	Commercial Customers		Institutional Counterparties		Commercial Customers	Institutional Counterparties
Notional principal amounts	$5,754.3		$5,760.7		$595.4	$595.4
Weighted average interest rates:
Pay floating (receive fixed)	1.67% (2.21%	)	—		N/A	N/A
Pay fixed (receive floating)	—		2.08% (1.67%	)	N/A	N/A
Weighted average strike rate	N/A		N/A		0.17%	0.17%
Weighted average remaining term to maturity (in months)	85		85		14	14
Fair value:
Recognized as an asset	$31.6		$20.8		$—	$3.5
Recognized as a liability	137.5		12.1		3.5	—

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 94 through 98 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of March 31, 2018, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2018, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes in risk factors since December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
January 1 - 31, 2018
Tendered by employees (1)	857	$18.86	—	—
February 1 - 28, 2018
Tendered by employees (1)	2,352	$19.04	—	—
March 1 - 31, 2018
Tendered by employees (1)	118,052	$19.17	—	—

Total:
Tendered by employees (1)	121,261	$19.16	—	—

(1)	All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2018	By:	/s/ John P. Barnes
John P. Barnes
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2018	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)